Form 10QSB
period 1996-06-30
ROYALE INVESTMENTS INC
filed 1996-08-14
CIK 860546

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-QSB


          _______________________________________________________

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
               For the Quarterly Period Ended June 30, 1996

                                    or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                      For the Transition Period from
                        ------------to------------

         ________________________________________________________

                      Commission File Number 0-20047

             I.R.S. Employer Identification Number 41-1691930

                         Royale Investments, Inc.

                              3430 List Place
                           Minneapolis,MN  55416
                        Telephone:  (612) 920-4078

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes  X   No_____

The number of shares outstanding of the Registrant's stock as of August 10, 1996 was:

     1,420,000 Shares of Common Stock Outstanding

                            Royale Investments, Inc.
                                 BALANCE SHEETS





                                                  June 30,     Dec. 31,
                                                      1996         1995
                                                (Unaudited)

      ASSETS

REAL ESTATE INVESTMENTS:

   Property subject to operating leases        $25,027,358  $25,027,358
      Less:  accumulated depreciation            1,680,234    1,403,020
                                                23,347,124   23,624,338

CASH AND CASH EQUIVALENTS                          184,031      257,970

MARKETABLE SECURITIES                              530,091      580,121

OTHER ASSETS                                       369,056      316,944

                                               $24,430,302  $24,779,373

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Mortgage notes payable                      $14,787,795  $14,915,643
   Dividends payable                               177,500      177,500
   Accounts payable and other liabilities          106,581       97,922
                                                15,071,876   15,191,065
STOCKHOLDERS' EQUITY:

   Common stock - $.01 par value
      Authorized - 50,000,000 shares
      Issued - 1,420,000 shares                     14,200       14,200
   Additional paid-in capital                   12,353,398   12,353,398
   Distributions in excess of
      accumulated earnings                      (3,009,172)  (2,779,290)
                                                 9,358,426    9,588,308

                                               $24,430,302  $24,779,373

                              Royale Investments, Inc.
                               STATEMENTS OF INCOME
                                    (Unaudited)










                                Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1996       1995       1996       1995

INCOME:

   Rental income                 $616,616   $609,045 $1,227,662 $1,218,091
   Interest income                  7,912     14,736     17,262     25,672
                                  624,528    623,781  1,244,924  1,243,763

EXPENSES:

   Operations and management      101,701     98,652    189,883    180,933
   Mortgage and other interest    312,280    309,091    625,871    635,494
   Depreciation and amortization  141,771    142,050    283,541    284,100
   Administrative and general       4,710      4,175     20,511     20,202
                                  560,462    553,968  1,119,806  1,120,729

NET INCOME                       $ 64,066   $ 69,813  $ 125,118  $ 123,034




PER COMMON SHARE:

   Net income                        $.05       $.05       $.09       $.09
   Dividends declared                $.13       $.13       $.25       $.25

Weighted average number of
 shares outstanding             1,420,000  1,420,000  1,420,000  1,420,000





FUNDS FROM OPERATIONS            $202,673   $208,420   $402,332   $400,248
PER SHARE                            $.14       $.15       $.28       $.28

                            Royale Investments, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                       Six Months Ended June 30,
                                                            1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                          $  125,118 $   123,034
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       283,541     284,100
      Amortization of marketable securities               (13,698)
      Changes in operating assets and liabilities:
          Increase in receivables                         (55,876)
         (Increase) decrease in other assets               (2,562)     26,735
          Increase (decrease) in accounts payable and
          other liabilities                                 8,658     (57,077)

   Net cash provided by operating activities              345,181     376,792

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of marketable securities        588,000
   Purchase of marketable securities                     (524,272)        -

   Net cash provided by investing activities               63,728         -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on mortgage loans                  (127,848)   (117,941)
   Dividends paid                                        (355,000)   (479,250)


   Net cash (used) by financing activities               (482,848)   (597,191)

NET DECREASE IN CASH                                      (73,939)   (220,399)

CASH AND CASH EQUIVALENTS:

   Beginning of period                                    257,970   1,130,864

   End of period                                       $  184,031  $  910,465



Supplementary data:

   Income taxes paid                                       $3,125      $2,992
   Interest paid                                         $626,514    $642,289

                             Royale Investments, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996





Note 1 - Basis of Presentation


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, should not be considered indicative of the results that may be expected forthe year ended December 31, 1996. The accompanying financial statements and footnotes thereto should be read in conjunction with the company's annual report on Form 10-KSB for the year ended December 31, 1995.

                            ROYALE INVESTMENTS, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Results of Operations

During the six month periods ended June 30, 1996 and 1995, the Company owned and leased seven properties to operators of retail food stores.

Revenues for the second quarter and for the six months ended June 30, 1996, increased slightly over the comparable periods of 1995 due to an increase in rent income from the Minneapolis Cub store, but was offset by a decrease in interest income.

Expenses in 1996 were generally consistent with 1995 and with management's expectations. Net income decreased by $6,000 for the second quarter of 1996 compared to the second quarter of 1995, but increased $2,000 for the comparable six month periods ended June 30, 1996 and 1995. This was the result of timing differences in recording expenses.

The Company considers Funds from operations ("FFO") in evaluating property acquisitions and its operating performance, and believes that FFO should be considered along with net income and cash flows as a measure of the Company's operating performance and liquidity. Since depreciation expense was consistent in 1996 and 1995, and is the only adjustment that the Company makes to net income in arriving at FFO, the resulting changes of ($6,000) for the second quarter, and $2,000 for the six months ended June 30, 1996, were the same as net income for each of the comparable periods, as previously discussed.

Liquidity and Capital Resources

The Company's properties are all leased on a triple-net basis, which places the risk of rising operating and maintenance costs on the tenant. The leases generally provide that the tenant is also responsible for roof and structural repairs. Hence, the Company's only demand for funds has been for the payment of operating expenses, dividends and mortgage payments. Property acquisitions have been funded by equity offerings and mortgage borrowings.
     Net cash provided by operating activities totaled $345,000 and $377,000 for the six months ended June 30, 1996 and 1995, respectively. As discussed previously, net income and FFO were generally consistent in the two periods. Therefore, the decrease was the result of changes in operating assets and liabilities arising from timing differences in receipts and disbursements. The Company considers its liquidity and ability to generate cash to be sufficient to meet its operating and distribution requirements for 1996.
     The Company invests in short-term treasury securities from time to time, and investing activities reflect those transactions.
     Net cash used in financing activities totaled $483,000 and $597,000 for the six months ended June 30, 1996 and 1995, respectively, including dividends paid to shareholders.
     The Company declared a dividend of $177,500, or $.125 per share, on June 17, 1996, payable to shareholders of record on July 1, 1996. The dividend was paid on July 15, 1996.

                                  PART II

                             OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 20, 1996, the Company held its Annual Shareholders Meeting. The following matters were voted upon at the meeting:

     The election of six directors to serve until the next annual meeting and until their successors are elected and qualified. The results of the election appear below:
                                                                Abstentions
                                              Votes Against      and broker
Name                          Votes for        or withheld        non-votes

Vernon R. Beck                1,241,831          24,716           153,453
John Parsinen                 1,236,466          30,081           153,453
Orvin J. Hall                 1,242,466          24,081           153,453
Kurt Schoenrock               1,242,466          24,081           153,453
Kenneth D. Wethe              1,242,466          24,081           153,453
Allen C. Gehrke               1,242,466          24,081           153,453


No other matters were voted upon at the meeting.



Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits filed with Form 10-QSB
         Exhibit 27. Financial Data Schedule

     b) No reports filed on Form 8-K for the quarter ended June 30, 1996.

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on it's behalf by the undersigned, thereunto duly authorized.

     Dated:    August 14, 1996

                              ROYALE INVESTMENTS, INC.

                              By:________________________
                                 Vernon R. Beck
                                 Chief Executive Officer


                              By:________________________
                                 Kenneth R. Neubauer
                                 Chief Financial Officer