Form 10QSB
period 1996-09-30
ROYALE INVESTMENTS INC
filed 1996-11-14
CIK 860546

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-QSB


          _______________________________________________________

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
              For the Quarterly Period Ended September 30, 1996

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

The number of shares outstanding of the Registrant's stock as of November 11, 1996 was:

     1,420,000 Shares of Common Stock

                            Royale Investments, Inc.
                                 BALANCE SHEETS





                                                  Sept. 30,     Dec. 31,
                                                      1996         1995
                                                (Unaudited)

      ASSETS

REAL ESTATE INVESTMENTS:

   Property subject to operating leases        $25,027,358  $25,027,358
      Less:  accumulated depreciation            1,818,840    1,403,020
                                                23,208,518   23,624,338

CASH AND CASH EQUIVALENTS                          143,799      257,970

MARKETABLE SECURITIES                              537,235      580,121

OTHER ASSETS                                       362,150      316,944

                                               $24,251,702  $24,779,373

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

   Mortgage notes payable                      $14,718,451  $14,915,643
   Dividends payable                               177,500      177,500
   Accounts payable and other liabilities           86,023       97,922
                                                14,981,974   15,191,065
STOCKHOLDERS' EQUITY:

   Common stock - $.01 par value
      Authorized - 50,000,000 shares
      Issued - 1,420,000 shares                     14,200       14,200
   Additional paid-in capital                   12,353,398   12,353,398
   Distributions in excess of
      accumulated earnings                      (3,097,870)  (2,779,290)
                                                 9,269,728    9,588,308

                                               $24,251,702  $24,779,373

                              Royale Investments, Inc.
                               STATEMENTS OF INCOME
                                    (Unaudited)










                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                   1996       1995       1996       1995

INCOME:

   Rental income                 $616,525   $609,045 $1,844,187 $1,827,136
   Interest income                  7,858     11,392     25,120     37,065
                                  624,383    620,437  1,869,307  1,864,201

EXPENSES:

   Operations and management       79,153     80,832    269,276    261,765
   Mortgage and other interest    310,941    316,135    936,812    951,630
   Depreciation and amortization  141,771    141,610    425,312    425,710
   Administrative and general       3,715      7,034     23,987     27,236
                                  535,580    545,611  1,655,387  1,666,341

NET INCOME                       $ 88,803   $ 74,826  $ 213,920  $ 197,860




PER COMMON SHARE:

   Net income                        $.06       $.05       $.15       $.14
   Dividends declared                $.13       $.13       $.38       $.38

Weighted average number of
 shares outstanding             1,420,000  1,420,000  1,420,000  1,420,000





FUNDS FROM OPERATIONS            $227,410   $213,433   $629,741   $613,681
PER SHARE                            $.16       $.15       $.44       $.43

                            Royale Investments, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                      Nine Months Ended Sept 30,
                                                            1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                          $  213,920  $ 197,860
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       425,312    425,710
      Amortization of marketable securities               (20,842)       -
      Changes in operating assets and liabilities:
         (Increase) decrease in other assets              (54,697)    12,102
          Decrease in accounts payable and
            other liabilities                             (11,899)  (169,536)

   Net cash provided by operating activities              551,794    466,136

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of marketable securities        588,000
   Purchase of marketable securities                     (524,272)       -

   Net cash provided by investing activities               63,728        -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Refund of mortgage acquisition costs                       -       11,188
   Principal payments on mortgage loans                  (197,193)  (175,562)
   Dividends paid                                        (532,500)  (532,500)


   Net cash (used) by financing activities               (729,693)  (696,874)

NET DECREASE IN CASH                                     (114,171)  (230,738)

CASH AND CASH EQUIVALENTS:

   Beginning of period                                    257,970  1,130,864

   End of period                                       $  143,799 $  900,126



Supplementary data:

   Income taxes paid                                       $4,542     $4,542
   Interest paid                                         $944,952   $951,247

                             Royale Investments, Inc.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996





Note 1 - Basis of Presentation


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, should not be considered indicative of the results that may be expected for the year ended December 31, 1996. The accompanying financial statements and footnotes thereto should be read in conjunction with the company's annual report on Form 10-KSB for the year ended December 31, 1995.

                            ROYALE INVESTMENTS, INC.
            ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION


Results of Operations

During the nine month periods ended September 30, 1996 and 1995, the Company owned and leased seven properties in five states to operators of retail food stores.

Revenues for the third quarter and for the nine months ended September 30, 1996, increased slightly over the comparable periods of 1995 due to an increase in rent income from the Minneapolis Cub store, which was partially offset by a decrease in interest income.

Expenses in 1996 were generally consistent with 1995 and with management's expectations. Mortgage interest decreased in 1996, and is the primary reason for the increase in net income.

Net income increased to $89,000 for the third quarter of 1996 versus $75,000 for the third quarter of 1995, a 19% increase. For the nine months ended September 30, 1996, net income increased 8% to $214,000 from $198,000 in the first nine months of 1995.

The Company considers Funds from operations ("FFO") along with net income and cash flows as a measure of the Company's operating performance and liquidity. FFO is essentially net income computed in accordance with generally accepted accounting principles, but excluding depreciation expense and gains (or losses) from the sales of property. For the third quarter of 1996, FFO increased 6.5% to $227,000 from $213,000 in 1995. For the nine months ended September 30, 1996, FFO increased to $630,000 versus $614,000 for the first nine months of 1995.

Liquidity and Capital Resources

The Company's properties are all leased on a triple-net basis, which places the risk of rising property costs, such as maintenance insurance and property taxes, on the tenant. The leases generally provide that the tenant is also responsible for roof and structural repairs. Hence, the Company's only demand for funds has been for the payment of management and administrative expenses, dividends and mortgage payments. Property acquisitions have been funded by equity offerings and mortgage borrowings.

Net cash provided by operating activities totaled $552,000 and $466,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase was primarily the result of changes in operating assets and liabilities arising from timing differences in receipts and disbursements from year to year. The Company considers its liquidity to be sufficient to meet its operating and distribution requirements for the remainder of 1996.

The Company invests in short-term treasury securities from time to time, and net cash provided by investing activities reflect those transactions.

Net cash used in financing activities totaled $730,000 and $697,000 for the nine months ended September 30, 1996 and 1995, respectively, including dividends paid to shareholders. The increase is due primarily to the increase in mortgage amortization.

The Company declared a dividend of $177,500, or $.125 per share, on September 24, 1996, payable to shareholders of record on September 30, 1996. The dividend was paid on October 15, 1996.

                                  PART II

                             OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits filed with Form 10-QSB
         Exhibit 27. Financial Data Schedule

     b) No reports filed on Form 8-K for the quarter ended September 30, 1996.

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on it's behalf by the undersigned, thereunto duly authorized.

     Dated:    November 14, 1996

                              ROYALE INVESTMENTS, INC.

                              By:________________________
                                 Vernon R. Beck
                                 Chief Executive Officer


                              By:________________________
                                 Kenneth R. Neubauer
                                 Chief Financial Officer