Form 10KSB40
period 1996-12-31
ROYALE INVESTMENTS INC
filed 1997-03-27
CIK 860546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________

                                     FORM 10-KSB

    (x)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended December 31, 1996
                                          or
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from ______________ to ______________

                            Commission file number 0-20047

                               ROYALE INVESTMENTS, INC.
                (Exact Name of Registrant as Specified in its Charter)

                     MINNESOTA                        41-1691930
          (State or Other Jurisdiction                (IRS Employer
                 of Incorporation)                 Identification No.)

     3430 LIST PLACE, MINNEAPOLIS, MINNESOTA              55416
    (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code:  612/920-4078
                       ________________________________________

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:
                             COMMON STOCK, .01 PAR VALUE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---     ---

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year:  $2,509,548

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act): $7,100,000 AS OF MARCH 14, 1997

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 1,420,000 SHARES OF COMMON STOCK AS OF MARCH 14, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e. g., annual report to securities holders for fiscal year ended December 24, 1990).

            1.  PART III - DEFINITIVE PROXY STATEMENT TO BE FILED WITHIN
                            120 DAYS OF DECEMBER 31, 1996.

Transitional Small Business Disclosure Format (check one) Yes_____ No  X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

    Royale Investments, Inc. (the "Company") was incorporated on February 19, 1988 to become an infinite-life real estate investment trust ("REIT") for the purpose of acquiring, leasing and managing income-producing commercial real estate properties. This format provides its shareholders an opportunity to participate in the benefits of real estate ownership under professional management, while enjoying the liquidity of publicly-traded securities. The Company currently owns seven properties located in Minnesota, Indiana, Wisconsin, Illinois and North Dakota. The leases are triple net, whereby the tenant is responsible for all costs and expenses of ownership, including roof and structure repairs and maintenance. Three of the stores are leased to and operated by a subsidiary of Fleming Companies, Inc. ("Fleming"), two are leased to and operated by Nash Finch Company ("Nash Finch"), and two are leased to and operated by franchisees of SUPERVALU INC. ("Supervalu")

    The Company has operated and will continue to operate as a REIT under Sections 856 through 860 of the Internal Revenue Code. Under such provisions, the Company must distribute at least 95% of its taxable income to its shareholders and meet certain other asset and income tests. As a REIT, the Company generally is not subject to federal income tax.

    The Company has no employees. Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by Crown Advisors, Inc. (the "Advisor"), which provides investment advisory and administrative services to the Company and is owned by John Parsinen and Vernon R. Beck, officers and directors of the Company. In addition, the Advisor serves as the Company's consultant in connection with policy decisions and renders other services delegated to it by the Board of Directors. As of December 31, 1996, the Advisor employed three persons.

    The Company does not maintain or pay for any office space. The Company's offices are located at the offices of the Advisor and are paid for by the Advisor. However, the advisory agreement between the Advisor and the Company provides that the Company pay a reasonable allocation of the Advisor's rent necessary for the officers, directors and agents of the Company to conduct business in the offices of the Advisor. There is no assurance that the Advisor will not allocate some portion of its rent to the Company in the future.

INVESTMENT STRATEGY

    The Company's objectives are to acquire, own and manage a portfolio of commercial retail property which will provide steady cash flow and potential for long-term capital appreciation. The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous. The Company intends to continue its current strategy of acquiring free-standing retail properties under long-term leases to creditworthy national or regional tenants. Management believes that the Company's real estate portfolio will benefit from the stability offered by long-term net leased properties. The Company may consider real estate interests other than in the food or food-related distribution business, other than long-term net leased properties, and other opportunities as may be determined by the Board of Directors to be consistent with general investment objectives, including, but not limited to, enhancing shareholder value and cash flow.

FINANCING POLICIES

    The Company may incur indebtedness on a secured or unsecured basis. The Board of Directors periodically reviews the Company's borrowings for reasonableness in relation to the net assets of the Company. The Company may, from time to time, negotiate lines of credit or arrange for other short-term or long-term borrowings from commercial lenders or from public offerings or institutional investors. Where advisable, the Company may invest in properties subject to leases, existing loans, mortgages, deeds of trust or similar liens. The Company may also obtain other mortgage financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. The only limitations to incurring additional indebtedness is the requirement that additional financing be approved by a majority of the directors, including a majority of the independent directors, and a provision in the Bylaws of the Company limiting aggregate indebtedness to 300% of the book value of the gross tangible assets of the Company before deduction for depreciation and non-cash reserves.

POTENTIAL ENVIRONMENTAL LIABILITIES

    Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. As an owner of its properties, the Company may be liable for remediation costs, even though the Company's tenants are responsible for such costs under the leases.

    The Company has obtained Phase I environmental assessments on all of its properties, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments include a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

    The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties will not be affected by tenants and occupants, by the condition of properties in the vicinity (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

    The Company believes that its properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority, or is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with its properties.

COMPETITION

    The Company will compete within its geographic areas of operation for acquisition, development and financing of properties with a wide variety of investors, including syndicators, insurance companies, pension funds, corporate and individual real estate developers, and other real estate investors which have investment objectives similar to those of the Company.

    Competitive factors in the real estate industry will be heightened for the Company because of a lack of investment diversification of its assets. Because the Company currently owns only seven properties, the risk of material loss to the Company on a tenant's default is greater than it would be if the Company had a more diverse portfolio of properties.

Moreover, the Company will be relying upon the expertise of tenants to ensure that properties are operated profitably. There is no assurance that any property will be operated profitably.


ITEM 2.    DESCRIPTION OF PROPERTY

    The Company owns seven properties located in the central United States, and leases the properties to operators of supermarkets under long-term operating lease agreements. The leases have initial terms of 15 to 20 years. As of December 31, 1996, the average remaining lease term was approximately 15 years. All of the properties are leased under net leases where the tenant typically will bear responsibility for substantially all property costs and expenses associated with operations and maintenance, including real estate taxes. The leases provide for annual base rental payments (payable in monthly installments) ranging from $168,300 to $548,200. The leases also provide for contractual increases in annual rent, and have renewal options of 4 to 8 five-year periods, subject to substantially the same terms and conditions as the initial lease.

    Substantially all of the Company's income is derived from rental payments received from its tenants. The table below sets forth certain information concerning the Company's properties as of December 31, 1996.


                         Gross                    Straight Line
                      Leasable        Percent of     Annual      Annual Real          Lease
Location             Area (GLA)        Total GLA     Base Rent  Estate Taxes      Expiration
Plymouth, MN         67,650 sq ft        19%       $522,813       $213,036           2006
Indianapolis, IN     67,541              19%        548,196        102,300           2011
Peru, IL             44,300              13%        347,112         21,269           2014
Minot, ND            46,000              13%        316,272         53,291           2014
Glendale, WI         36,000              10%        177,984         64,244           2010
Oconomowac, WI       40,000              11%        264,798         49,985           2014
Delafield, WI        52,800              15%        330,564         68,791           2014


    The Minnesota and Indiana locations are operated by franchisees of SUPERVALU INC. under the Cub Foods name. Supervalu is one of the nation's leading food distribution companies and is engaged primarily in the business of selling food and other products at wholesale to independently owned supermarkets. It is also the 14th largest food retailer in the United States, based on sales. Supervalu's common stock is traded on the New York Stock Exchange.

    The Minnesota property is leased to Innsbruck Investments, Inc., and is personally guaranteed by certain principals of the tenant. The Indiana property was leased to Goldmark, Inc. until April 1996, when the Company approved a transfer of Goldmark's interest as tenant to Wigest Corporation, an Indiana corporation. Supervalu has guaranteed the obligations of each of the tenants for a period of ten years, commencing June 25, 1992, up to $3.5 million in aggregate. The Supervalu guaranty may be used on either or both of the properties. In consideration of this guaranty, the Company has agreed to pay Supervalu an annual fee of 1% of the unused portion of the guaranty. As an inducement to allow the Indiana lease transfer, Wigest Corporation has agreed to pay one-half of this fee effective April 16, 1996.

    The Company and Supervalu have executed a companion lease in order to enable Supervalu to control either of the properties upon a tenant default. The companion lease for each property is on substantially the same terms as each of the leases, and will allow (but not require) Supervalu to take over the operation of the property upon a default by one or both of the tenants.

    The three Wisconsin properties are leased by Fleming Companies, Inc., the largest food distributor in the United States. As of year end 1996, Fleming served over 2,900 retail food stores in 36 states. In addition, Fleming provides support services to retail customers and operates retail food stores under the names Piggly Wiggly, Thriftway and Sentry. Fleming's common stock is traded on the New York Stock Exchange.

    The properties located in Illinois and North Dakota are operated by Nash Finch Company. Nash Finch is a Minnesota-based company engaged principally in the wholesale and retail distribution of food and non-food products typically found in supermarkets. Nash Finch is the third largest public grocery wholesaler in the country. On a wholesale basis, Nash Finch supplies products to approximately 1,400 supermarkets, military bases and other customers in approximately 30 states. Nash Finch also operates conventional supermarkets, principally under the names Sun Mart, Econofoods, Family Thrift Center, Food Folks and Easter's. Nash Finch's common stock is traded on the NASDAQ National Market System.

    The federal tax basis of all of the Company's properties is the same as the basis for financial statement purposes. All tax depreciation is computed by the straight line method. Buildings have depreciable lives of from 31.5 to 40 years. Building improvements, which include landscaping, parking lots, etc., have depreciable lives of 15 to 20 years.

    In the opinion of Company's management, the real estate owned by the Company is adequately covered by insurance. The Company does not anticipate the need to renovate any of the properties in the foreseeable future.

    MORTGAGE DEBT. See note 5 to the financial statements for a detailed description of the terms of the mortgages.

ITEM 3.    LEGAL PROCEEDINGS

    During 1996, the Company was not a party to any legal proceedings.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the Company's fourth quarter.




                                       PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol RLIN. The following table sets forth the range of the high and low last reported sale prices as reported by Nasdaq. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commission, and may not reflect actual transactions.

              1995                          LOW                 HIGH

              First Quarter                 5-1/4               7-1/4
              Second Quarter                4-3/4               5-5/8
              Third Quarter                   5                 6-3/8
              Fourth Quarter                4-3/4                 6

              1996                          LOW                 HIGH

              First Quarter                 4-3/4               5-3/8
              Second Quarter                4-7/8               5-3/4
              Third Quarter                 5-1/8               5-3/4
              Fourth Quarter                4-3/4               5-1/2

    On March 14, 1997, the last sale price for the Common Stock, as reported by Nasdaq, was $5.00 per share. As of March 14, 1997, there were approximately 275 record holders of the Common Stock. The Company estimates that there are approximately 1,200 beneficial holders of the Common Stock.

CASH DIVIDENDS

    In 1996 and 1995, the Company declared quarterly dividends of $.125 per share for each of the four fiscal quarters. The Company's ability to pay dividends in the future will be dependent upon cash flow generated from lease payments received by the Company and cash generated from financing transactions,
as well as limitations imposed by applicable state laws.   The Company's
dividend policy is determined by the Company's Board of Directors based upon the yield available for similar securities, cash available to the Company and cash required by the Company to meet anticipated requirements to purchase additional properties. In early 1995, the Company established a dividend policy of basing future distributions on funds from operations. It is expected that the Company will pay out aggregate dividends in 1997 of $.50 per share, if no additional properties are purchased.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

    The Company was founded in 1988, but did not conduct any operations until February 1990. On December 31, 1991, the Company closed its initial public offering of Common Stock. On June 25, 1992, the Company acquired two properties from Supervalu. On June 30, 1993, the Company sold additional shares of Common Stock in a public offering. During 1993 and 1994, the Company purchased three properties from Fleming and two from Nash Finch.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 1996 AND 1995

    In 1996, rental revenue increased by $41,230 to $2,477,412 from $2,436,182 in 1995, due to a contractual increase in two of the properties, as explained in the following paragraph. Since 1995 was the first year in which all of the Company's properties were leased for an entire year, rental revenue increased by $397,672 to $2,436,182 from $2,038,510 in 1994. Projected rental revenue for 1997 is approximately $2,500,000.

    Rent on the Company's Minnesota and Indiana properties is fixed for the term of the leases, but is adjusted every five years by 50% of the increase in the "Food-at-Home" component of the Consumer Price Index up to a maximum of 10% for any five-year period. In March 1996, rent on the Minnesota property increased approximately 6%, and in November 1996, rent on the Indiana property increased approximately 8%. Remaining leases are for initial terms of seventeen to twenty years, and the rents due under these leases adjust upward every five years based upon a negotiated minimum rate or a percentage of sales, whichever is greater. The principal expenses of the Company will be mortgage interest and depreciation, and the leases are structured to provide sufficient rents to allow the Company to service the debt and pay other operating costs of the leased premises, including advisory fees. If rent is not paid as provided in the leases, the Company may be unable to meet its mortgage or other payments.

    Interest income decreased in 1996 by approximately $16,000 due to a reduction in cash and marketable securities. Interest income for 1995 decreased to $48,467 from $216,726 in 1994. The decrease was the result of construction period interest received on the Oconomowac and Delafield purchases during 1994, which was no longer applicable in 1995.

    All operating expenses relating to the Company's properties, such as utilities, property taxes, repairs and maintenance and insurance, are the responsibility of the Company's tenants. Accordingly, the Company did not incur any material costs for these expenses in 1996 or 1995. Operation and management expenses consist mainly of fees paid to Crown Advisors, Inc., the Company's advisor and affiliate. The contractual fee was $250,274 in both 1996 and 1995, as compared to $510,964 in 1994. The higher amount in 1994 was the result of acquisition fees paid on properties acquired in that year. General and administrative expenses consist primarily of professional fees, travel expense and state income taxes. These expenses increased to $42,505 in 1996 from $34,595 in 1995 and $34,874 in 1994.

    Mortgage interest expense decreased to $1,246,386 in 1996 from $1,266,506 in 1995, due to a reduction in mortgage principal of approximately $257,000 during the year. Mortgage interest expense increased in 1995 from $1,098,030 in 1994. This increase in expense resulted from additional mortgages obtained to purchase additional properties in 1994. Correspondingly, depreciation expense increased from $467,298 in 1994 to $554,428 in 1995 and 1996.

    Net income for 1996 was $293,046, an increase of $20,873 from 1995. This increase was mostly due to additional revenues of $25,000 and reduced interest expense of $20,000, offset by a $22,000 charge to operations for an unsuccessful attempt to raise capital and acquire additional properties. Net income for 1995 was $272,173, a decrease of $28,742 from 1994. Although total revenue increased by approximately $230,000 in 1995, interest and depreciation expense increased by approximately $260,000, resulting in a decrease in net income.

FUNDS FROM OPERATIONS

    The Company believes that to facilitate a clear understanding of its operating results, funds from operations ("FFO") should be examined in conjunction with net income. FFO are generally considered by industry analysts to be the most appropriate measure of performance by a real estate investment trust. Although there are variations in the REIT industry as to how funds from operations are calculated, the Company has adopted the NAREIT (National Association of Real Estate Investment Trusts) definition, adding back real estate depreciation expense to net income. No other adjustments were required by the Company. FFO has increased to $847,000 (60 cents per share) in 1996, compared to $827,000 (58 cents per share) in 1995 and $768,000 (54 cents per share) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Proceeds from equity offerings and long-term mortgage financing have been the principal sources of capital to fund the Company's property acquisitions. Cash flow from operations has been the principal source of capital to fund ongoing operations. Cash and cash equivalents and marketable securities at December 31, 1996 aggregated $737,654 compared with $838,091 at December 31, 1995, and $1,130,864 at December 31, 1994. The Company anticipates that it will have sufficient cash to meet its various cash requirements, including the payment of debt service obligations and dividends in 1997.

     The Company declared dividends of $.50 per share to its shareholders in 1996 and 1995, and $.85 per share in 1994. To the extent that dividends are paid in excess of net income plus amortization and depreciation, and cash is not generated through borrowings or sale of equity, the Company's liquidity will be adversely affected. In early 1995, the Company established a dividend policy of basing future distributions on projected funds from operations. The Company anticipates paying annual dividends of $.50 per share during 1997 if no additional properties are purchased. Operating cash flows are expected to increase due to future growth in rental revenues and from any property acquired in the future.

    The ability of the Company to acquire additional properties is dependent upon obtaining additional equity capital through the issuance and sale of Common Stock or other securities as well as obtaining acceptable mortgage financing on its properties and properties to be acquired. Whether the Company will be able to procure the necessary financing will depend upon the prevailing market for the Company's Common Stock, interest rates and the lending market for real estate generally. There is no assurance that the Company will be able to raise additional capital on terms satisfactory to the Company.

    The leases require the tenants to pay all costs associated with the Company's properties, including most capital expenditures for repairs and improvements. Consequently, it is not expected that the Company will be required to incur any significant capital expenditures in connection with the maintenance of its properties or any properties acquired in the future.

ITEM 7.    FINANCIAL STATEMENTS

    Financial Statements required by this Item can be found beginning on page F-2 of this Form 10-KSB and are deemed incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                       PART III

    Pursuant to instruction E(3) to Form 10-KSB, the information required by
Part III (Items 9, 10, 11, and 12) is hereby incorporated by reference to the materials contained in "Election of Directors"; "Executive Officers and Compensation"; "Certain Transactions" and "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's definitive proxy materials to be filed with the Commission within 120 days of December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Form 10-KSB:

    1. FINANCIAL STATEMENTS. Audited balance sheets as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 are filed as part of this Form 10-KSB. See Index to Financial Statements on Page F-1.

    2.   EXHIBITS. Refer to the Exhibit Index that follows.

                             EXHIBIT INDEX

Exhibit Number   Title                                     Method of Filing

3.1              Restated Articles of Incorporation of
                 the Company, as amended                      (1)

3.2              Bylaws of the Company                        (1)

3.3              Bylaws of the Company as amended
                 June 15, 1993                                (5)

10.1             Amendment of Advisory Agreement (Amended
                 as of September 11, 1992)                    (2)

10.2             Amended Advisory Agreement (Amended as of
                 October 1, 1991)                             (1)

10.5             Amended Form of Directors' Warrant           (1)

10.6             Executed Indianapolis Purchase Agreement
                 together with Exhibits                       (1)

10.7             Executed Amendment to Indianapolis
                 Purchase Agreement                           (1)

10.8             Executed Plymouth Purchase Agreement
                 together with Exhibits                       (1)

10.9             Super Valu Guaranty                          (1)

10.11            Plymouth Property Appraisal                  (1)

10.12            Indianapolis Property Appraisal              (1)

10.13            Promissory Note dated June 25, 1992
                 issued by Royale Investments, Inc. to
                 American United Life Insurance Company
                 for $4.8 million                             (3)

10.14            Guaranty Agreement dated June 25, 1992
                 between Super Valu Stores, Inc. and
                 Royale Investments, Inc.                     (3)

10.15            Letter of Credit Agreement dated
                 July 2, 1991 between Super Valu Stores,
                 Inc. and Goldmark, Inc.                      (3)

10.16            Indenture of Mortgage and Security
                 Agreement with Assignment of Rents
                 dated as of June 1, 1992 from Royale
                 Investments, Inc. to American United
                 Life Insurance Company re: Indianapolis      (3)

10.17            Indenture of Mortgage and Security
                 Agreement with Assignment of Rents and
                 Fixture Financing Statement dated as of
                 June 1, 1992 from Royale Investments, Inc.
                 to American United Life Insurance Company    (3)

10.18            First Amendment to Lease between Super
                 Valu Stores, Inc. and Innsbruck
                 Investments, Inc. dated June 25, 1992        (3)

10.19            Companion Lease dated June 25, 1992 by
                 and between Royale Investments, Inc.
                 and Super Valu Stores, Inc.                  (3)

10.20            First Amendment to Guaranty Agreement
                 dated June 25, 1992                          (4)

10.21            First Amendment to Companion Lease
                 dated June 25, 1992                          (4)

10.22            First Amendment to Memorandum of Lease
                 dated June 25, 1992                          (4)

10.25            Executed Glendale Purchase Agreement
                 dated August 31, 1993 with  Exhibits         (6)

10.26            Executed Glendale Lease with Malone &
                 Hyde, Inc. dated October 1, 1993             (6)

10.27            Fleming Companies Guaranty dated
                 September 27, 1993                           (6)

10.28            Glendale Property Appraisal dated
                 August 17, 1993                              (6)

10.29            Executed Peru Purchase Agreement
                 dated November 30, 1993 with Exhibits        (6)

10.30            Executed Peru Lease with Nash-Finch
                 Company dated December 1, 1993               (6)

10.31            Peru Property Appraisal dated
                 August 13, 1993                              (6)

10.32            Peru Mortgage and Assignment of Leases
                 and Rents and Security Agreement and
                 Fixture Financing Statement dated
                 December 17, 1993 from Royale Investments,
                 Inc. to Northern Life Insurance Company      (6)

10.33            Peru Secured Lease Obligation Note due
                 November 1, 2013 from Royale Investments,
                 Inc. to Northern Life Insurance Company
                 dated December 17, 1993                      (6)

10.34            Peru Subordination, Non-Disturbances and
                 Attornment Agreement dated
                 November 30, 1993                            (6)

10.35            Stock Option Plan for Directors              (6)

10.36            Form of Directors Stock Option               (6)

10.37            Executed Minot Purchase Agreement
                 dated January 31, 1994, with Exhibits        (7)

10.38            Executed Minot Lease with Nash Finch
                 Company dated January 31, 1994               (7)

10.39            Minot Property Appraisal dated
                 August 12, 1993                              (7)

10.40            Minot Mortgage and Security Agreement
                 and Fixture and Financing Statement dated
                 January 31, 1994 from Royale Investments,
                 Inc. to Northern Life Insurance Company      (7)

10.41            Minot Secured Lease Obligation Note due
                 February 1, 2014, from Royale Investments,
                 Inc. to Northern Life Insurance Company
                 dated January 31, 1994                       (7)

10.42            Minot Recognition Agreement dated
                 January 31, 1994                             (7)

10.43            Executed Oconomowoc Purchase Agreement
                 dated November 30, 1993, with Exhibits       (7)

10.44            Executed Oconomowoc Lease with Malone &
                 Hyde, Inc. dated January 10,1994             (7)

10.45            Fleming Companies, Inc. Guaranty dated
                 January 10,  1994                            (7)

10.46            Oconomowoc Property Appraisal dated
                 October 26, 1993                             (7)

10.47            Oconomowoc Mortgage and Security
                 Agreement dated  June 6, 1994 from
                 Royale Investments, Inc. to Modern
                 Woodmen of America                           (7)

10.48            Oconomowoc Mortgage Note dated June 6,
                 1994 issued by Royale Investments, Inc.
                 to Modern Woodmen of America for
                 $1.8 million                                 (7)

10.49            Amended and Restated Mortgage Note dated
                 June 6, 1994 issued by Royale Investments,
                 Inc. to Modern Woodmen of America for
                 $1.8 million                                 (7)

10.50            Executed Delafield Purchase Agreement
                 dated March 11, 1994 with Exhibits           (7)

10.51            Executed Delafield Lease with Malone &
                 Hyde, Inc. dated March 11, 1994              (7)

10.52            Fleming Companies, Inc. Guaranty dated
                 March 11, 1994                               (7)

10.53            Delafield Property Appraisal dated
                 March 7, 1994                                (7)

10.54            Delafield Mortgage and Security Agreement
                 dated November 28, 1994 from Royale
                 Investments, Inc. to Modern Woodmen of
                 America                                      (7)

10.55            Delafield Mortgage Note dated November 28,
                 1994 issued by Royale Investments, Inc.
                 to Modern Woodmen of America for
                 $2 million                                   (7)

10.56            Glendale Mortgage Note dated March 28,
                 1994 issued by Royale Investments, Inc.
                 to Firstar Bank Milwaukee, N.A.              (7)

10.57            Amended and Restated Royale Investments,
                 Inc. REIT Advisory Agreement dated
                 November 22, 1995                            (8)

10.58            Assignment of Tenant's Interest in Lease
                 and Assumption Agreement dated
                 April 22, 1996, with Exhibits             Filed Herewith

10.59            Second Amendment of Lease between Royale
                 Investments, Inc. and Wigest Corporation,
                 dated April 22, 1996                      Filed Herewith

10.60            Release of Mark Murphy Guaranty, dated
                 April 22, 1996                            Filed Herewith

10.61            Subordination Agreement, dated
                 April 22, 1996                            Filed Herewith

__________________________
(1) Incorporated by reference to the same numbered Exhibit to the Company's Registration Statement on Form S-11, File No. 33-43202.

(2) Incorporated by reference to the same Numbered Exhibit to the Company's Form 10-Q filed for the quarter ended September 30, 1992.

(3) Incorporated by reference to Exhibit Nos. 10.1 - 10.7 to the Company's Form 8 dated June 25, 1992.

(4) Incorporated by reference to Exhibit Nos. 10.20 - 10.22 to the Company's Form 10-K filed for the year ended December 31, 1992.

(5) Incorporated by reference to Exhibit No. 11.1 of the Company's Form 10-Q filed for the quarter ended June 30, 1993.

(6) Incorporated by reference to Exhibit Nos. 10.25 - 10.36 to the Company's Form 10-KSB filed for the year ended December 31, 1993.

(7) Incorporated by reference to Exhibit Nos. 10.37 - 10.56 to the Company's Form 10-KSB filed for the year ended December 31, 1994.

(8) Incorporated by reference to Exhibit No. 10.57 to the Company's Form 10-KSB filed for the year ended December 31, 1995.


    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997                       ROYALE INVESTMENTS, INC.


                                            By:  /s/ Vernon R. Beck
                                                 ------------------------------
                                                 Vernon R. Beck
                                                 President and
                                                 Chief Executive Officer

                                            By:  /s/ Kenneth R. Neubauer
                                                 ------------------------------
                                                 Kenneth R. Neubauer
                                                 Chief Financial Officer


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                                   Dated:



/s/ Vernon R. Beck           President and Chief Executive
-------------------------    Officer and Director               ---------------
Vernon R. Beck


/s/ John Parsinen            Vice President, Secretary
-------------------------    and Director                       ---------------
John Parsinen



/s/ Orvin J. Hall            Director
-------------------------                                       ---------------
Orvin J. Hall


/s/ Kurt Schoenrock          Director
-------------------------                                       ---------------
Kurt Schoenrock


/s/ Kenneth D. Wethe         Director
-------------------------                                       ---------------
Kenneth D. Wethe


/s/ Allen C. Gehrke          Director
-------------------------                                       ---------------
Allen C. Gehrke

                          ROYALE INVESTMENTS, INC.

                            FINANCIAL STATEMENTS

                Years Ended December 31, 1996, 1995, and 1994

                               C O N T E N T S


                                                                           Page
                                                                           ----

INDEPENDENT AUDITOR'S REPORT                                                1

FINANCIAL STATEMENTS

    Balance sheets                                                          2

    Statements of income                                                    3

    Statements of changes in stockholders' equity                           4

    Statements of cash flows                                                5

    Notes to financial statements                                         6 - 12

                        INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Royale Investments, Inc.
Minneapolis, Minnesota


We have audited the accompanying balance sheets of ROYALE INVESTMENTS, INC. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROYALE INVESTMENTS, INC. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
January 23, 1997

                          ROYALE INVESTMENTS, INC.

                               BALANCE SHEETS
                         December 31, 1996 and 1995



                              ASSETS                    1996           1995
                                                     -----------    -----------
REAL ESTATE INVESTMENTS SUBJECT TO OPERATING LEASES
  Land                                              $ 5,428,130    $ 5,428,130
  Land improvements                                   2,577,901      2,577,901
  Buildings                                          17,021,327     17,021,327
                                                     -----------    -----------
                                                     25,027,358     25,027,358
  Less accumulated depreciation                       1,957,448      1,403,020
                                                     -----------    -----------
                                                     23,069,910     23,624,338

CASH AND CASH EQUIVALENTS                               258,275        257,970

MARKETABLE SECURITIES                                   479,379        580,121

OTHER ASSETS                                            389,517        316,944
                                                     -----------    -----------
                                                    $24,197,081    $24,779,373
                                                     -----------    -----------
                                                     -----------    -----------


       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable                            $14,658,250    $14,915,643
  Dividends payable                                     177,500        177,500
  Accounts payable and other liabilities                189,977         97,922
                                                     -----------    -----------
                                                     15,025,727     15,191,065
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock                                           14,200         14,200
  Additional paid-in capital                         12,353,398     12,353,398
  Distributions in excess of accumulated earnings    (3,196,244)    (2,779,290)
                                                     -----------    -----------
                                                      9,171,354      9,588,308
                                                     -----------    -----------

                                                    $24,197,081    $24,779,373
                                                     -----------    -----------
                                                     -----------    -----------









See notes to financial statements.

                          ROYALE INVESTMENTS, INC.

                            STATEMENTS OF INCOME
                Years Ended December 31, 1996, 1995, and 1994


                                       1996            1995          1994
                                     ----------     ----------     ----------
INCOME
  Rental                            $2,477,412     $2,436,182     $2,038,510
  Investment                            32,136         48,467        216,726
                                     ----------     ----------     ----------
                                     2,509,548      2,484,649      2,255,236
                                     ----------     ----------     ----------

EXPENSES
  Operations and management            360,528        344,054        345,624
  Mortgage and other interest        1,246,386      1,266,506      1,098,030
  Depreciation and amortization        567,083        567,321        475,793
  Administrative and general            42,505         34,595         34,874
                                     ----------     ----------     ----------
                                     2,216,502      2,212,476      1,954,321
                                     ----------     ----------     ----------

NET INCOME                          $  293,046     $  272,173     $  300,915
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------

NET INCOME PER COMMON SHARE         $      .21     $      .19     $      .21
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        1,420,000      1,420,000      1,420,000
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------








See notes to financial statements.

                          ROYALE INVESTMENTS, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 1996, 1995, and 1994



                                                   Common Stock (1)                     Distributions
                                            ------------------------      Additional     in Excess of      Total
                                             Number of                      Paid-in      Accumulated    Stockholders'
                                              Shares          Amount        Capital        Earnings       Equity
                                             -----------      -------    -------------   ------------   -------------
BALANCE, DECEMBER 31, 1993                   1,420,000        $14,200    $12,353,398    ($1,435,378)   $10,932,220

  Net income                                       -              -              -          300,915        300,915

  Dividends                                        -              -              -       (1,207,000)    (1,207,000)
                                             ---------        -------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1994                   1,420,000         14,200     12,353,398     (2,341,463)    10,026,135

  Net income                                       -              -              -          272,173        272,173

  Dividends                                        -              -              -         (710,000)      (710,000)
                                             ---------        -------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                   1,420,000         14,200     12,353,398     (2,779,290)     9,588,308

  Net income                                       -              -              -          293,046        293,046

  Dividends                                        -              -              -         (710,000)      (710,000)
                                             ---------        -------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                   1,420,000        $14,200    $12,353,398    ($3,196,244)    $9,171,354
                                             ---------        -------    -----------    -----------    -----------
                                             ---------        -------    -----------    -----------    -----------

(1) 50 million shares are authorized, of which 30 million shares are classified as common stock, $.01 par value, and 20 million shares are unclassified.


See notes to financial statements.

                          ROYALE INVESTMENTS, INC.

                          STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1996, 1995, and 1994



                                                                   1996           1995           1994
                                                                 ----------     ----------     ----------
OPERATING ACTIVITIES
  Net income                                                    $  293,046     $  272,173     $  300,915
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                  554,428        554,428        467,061
     Amortization                                                   12,655         12,893          8,732
     Accrued rental income                                     (    66,554)   (    66,554)   (    50,706)
     Amortization of marketable securities                     (    26,360)   (    29,595)           -
     Changes in operating assets and liabilities:
        Other assets                                           (    18,674)         2,421    (     3,024)
        Accounts payable and other liabilities                      92,055    (    67,516)        24,240
        Due to related parties                                         -              -      (    56,931)
                                                                 ----------     ----------     ----------
           Net cash provided by operating activities               840,596        678,250        690,287
                                                                 ----------     ----------     ----------

INVESTING ACTIVITIES
  Proceeds from maturity of marketable securities                1,126,000        130,000            -
  Purchase of marketable securities                            (   998,898)   (   680,526)           -
  Purchase of land and buildings                                       -              -      ( 9,510,976)
                                                                 ----------     ----------     ----------
           Net cash provided (used) by investing activities        127,102    (   550,526)   ( 9,510,976)
                                                                 ----------     ----------     ----------

FINANCING ACTIVITIES
  Dividends paid                                               (   710,000)   (   834,250)   ( 1,207,000)
  Principal payments on mortgage loans                         (   257,393)   (   237,556)   (   146,801)
  Proceeds from mortgage loans                                         -              -        7,850,000
  Refund (payment) of mortgage acquisition costs                       -           11,188    (   136,254)
  Refund (payment) of mortgage commitment fee                          -           60,000    (     2,500)
                                                                 ----------     ----------     ----------
           Net cash provided (used) by financing activities    (   967,393)   ( 1,000,618)     6,357,445
                                                                 ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     305    (   872,894)   ( 2,463,244)

CASH AND CASH EQUIVALENTS
  Beginning of year                                                257,970      1,130,864      3,594,108
                                                                 ----------     ----------     ----------
  End of year                                                   $  258,275     $  257,970     $1,130,864
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                   $1,210,441     $1,266,436     $1,077,059
     Income taxes                                                    6,200          6,092          6,409



See notes to financial statements.

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



 1. Description of Business and Summary of Significant Accounting Policies -

    DESCRIPTION OF BUSINESS

    Royale Investments, Inc. (the Company), a Minnesota corporation, was formed in 1988 to acquire a portfolio of income-producing commercial real estate properties. The Company has qualified as a real estate investment trust
    (REIT) under provisions of the Internal Revenue Code.

    USE OF ESTIMATES

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

    REAL ESTATE INVESTMENTS

    Real estate investments, consisting entirely of properties leased to operators of retail food stores, are recorded at cost and include land, land improvements, and buildings. For financial reporting purposes, depreciation is computed by the straight-line method using a 40-year life for buildings and a 20-year life for land improvements. For income tax purposes, depreciation is computed by the straight-line method using lives of 31.5 - 40 years for buildings and 15 - 20 years for land improvements.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

    INCOME TAXES

    The Company has qualified, and intends to continue to qualify, as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code and, to the extent available, the applicable state statutes. Under such provisions, the Company is not subject to federal income tax on amounts distributed to stockholders, provided at least 95% of its real estate investment trust taxable income is distributed. As the Company intends to distribute all income currently, no Federal income tax provision was made.

    State income taxes are incurred in some states in which the Company owns property. This expense is included with general and administrative expense and totals $6,200, $6,200, and $6,959 for the years ended December 31, 1996, 1995, and 1994, respectively.

    (continued)

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



 1. Description of Business and Summary of Significant Accounting Policies - (continued)

    NET INCOME PER COMMON SHARE

    Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents represent stock options assumed to be exercised. Common stock equivalents were not considered if they had an antidilutive effect on net income per common share.

    DIRECTORS' STOCK OPTION PLAN

    The Company accounts for stock options issued to directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provides the disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Cash and cash equivalents - The carrying amount approximates fair value because of their liquidity.

         Marketable securities - The fair value is based on quoted market prices.

         Mortgage notes payable - The carrying value approximates fair value.


 2. Marketable Securities -

    The Company owns U.S. Treasury bills which are accounted for as held-to-maturity securities. The held-to-maturity securities are due in one year or less and amortized cost approximates market value.


 3. Other Assets -

    Other assets consist of the following as of December 31:

                                                         1996           1995
                                                       ---------      ---------

       Accrued rental income                          $ 183,814      $ 117,260
       Loan costs (net of accumulated amortization:
         1996 - $34,042; 1995 - $21,387)                185,426        198,081
       Other                                             20,277          1,603
                                                       ---------      ---------

                                                      $ 389,517      $ 316,944
                                                       ---------      ---------
                                                       ---------      ---------

    Loan costs include application fees, lender fees, and legal costs paid to acquire mortgage loans and are amortized over the terms of the loans.

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



4.  Leases -

    The Company leases its properties to operators of seven major retail food stores under long-term operating lease agreements. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases have initial terms of 17 to 20 years (expiring between 2006 and 2014) and provide for minimum and contingent rentals. In addition, the tenant is generally required to pay all property taxes, insurance and maintenance costs. The leases have renewal options for 4 to 8 successive five-year periods, subject to substantially the same terms and conditions as the initial lease. Five of the leases are guaranteed by the lessee's parent company or franchisor.

    The guaranteed leases provide for escalating minimum rent to begin in subsequent years. Income from these scheduled rent increases is recognized on a straight-line basis over the term of each lease. The amount earned in excess of the amount received is included in accrued rental income.

    Approximate future minimum rentals on these leases are as follows:

                        Year              Amount
                         ----           -----------

                        1997           $ 2,441,000
                        1998             2,441,000
                        1999             2,462,000
                        2000             2,480,000
                        2001             2,488,000
                      Thereafter        25,127,000
                                        -----------

                                       $37,439,000
                                        -----------
                                        -----------


5.  Mortgage Notes Payable -

    Mortgage notes payable as of December 31 are as follows:
                                                         1996         1995
                                                       ----------   ----------
      Mortgage note collateralized by land,
      buildings and assignments of rents in
      Indianapolis, Indiana and Plymouth,
      Minnesota, interest rate of 9.5%, monthly
      payments of principal and interest of
      $40,890 through May 2002, and a final
      payment of $4,433,758 due June 2002.            $4,706,193   $4,744,321


      (continued)

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



5.  Mortgage Notes Payable - (continued)
                                                         1996         1995
                                                       ----------   ----------
      Mortgage note collateralized by land, a
      building and an assignment of rents in Peru,
      Illinois, interest rate at 8%, monthly
      payments of principal and interest of
      $21,489 through December 1998, $22,212
      from January 1999 through December 2003,
      $22,886 from January 2004 through December
      2008, $23,537 from January 2009 through
      October 2013, and a final payment of $5,585
      due November 2013.                              $2,490,201   $2,546,389

      Mortgage note collateralized by land, a
      building and an assignment of rents in
      Minot, North Dakota, interest rate of 8%,
      monthly payments of principal and interest
      of $23,111 through February 1999, $23,888
      from March 1999 through February 2004,
      $24,614 from March 2004 through February
      2009, $25,313 from March 2009 through
      December 2013, and a final payment of
      $26,126 due January 2014.                        2,692,600    2,751,921

      Mortgage note collateralized by land, a
      building and an assignment of rents in
      Glendale, Wisconsin, interest rate of
      7.75%, monthly payments of principal and
      interest of $10,602 through April 2011,
      and a final payment of approximately
      $11,125 due April 2011.                          1,099,286    1,139,602

      Mortgage note collateralized by land, a
      building and an assignment of rents in
      Oconomowoc, Wisconsin, interest rate of
      7.625%, monthly payments of principal and
      interest of $12,750 through June 1999,
      $13,500 from July 1999 through June 2004,
      $17,700 from July 2004 through June 2009,
      and $18,750 from July 2009 through June
      2014.                                            1,756,772    1,775,055

      Mortgage note collateralized by land, a
      building and an assignment of rents in
      Delafield, Wisconsin, interest rate of
      8.125%, monthly payments of principal and
      interest of $16,885 through November 2004,
      and a final payment of $1,401,001 due
      December 2004.  In December 1999, the
      holder has the option to adjust the
      interest rate to 1.80% over the then
      current five year U.S. Treasury yield.
      Monthly payments will be adjusted
      accordingly.                                     1,913,198    1,958,355
                                                      -----------  -----------

                                                     $14,658,250  $14,915,643
                                                       ----------   ----------
                                                       ----------   ----------

    (continued)

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



 5. Mortgage Notes Payable - (continued)

    Approximate future maturities of mortgage notes are as follows:

                        Year              Amount
                         ----              ------

                        1997           $   283,000
                        1998               307,000
                        1999               355,000
                        2000               391,000
                        2001               425,000
                      Thereafter        12,897,250
                                        -----------

                                       $14,658,250
                                        -----------
                                        -----------


6.  Major Tenants -

    All of the Company's rental revenue is derived from four major tenants, each of which contributed at least 20% of the total revenues for each of the three years presented in the statements of income.


7.  Dividends -

    There was no undistributed net income for federal income tax purposes at December 31, 1996. Cash dividends per share, paid to stockholders in 1996, are treated for federal income tax purposes as follows:

              Ordinary income                $   .20
              Return of capital                  .30
                                             -------
                Total dividend               $   .50
                                             -------
                                             -------

    On December 16, 1996, the board of directors declared a cash dividend of $.125 per common share payable on January 15, 1997, to stockholders of record on December 31, 1996.


 8. Common Stock Warrants -

    Warrants for an aggregate of 30,000 and 34,500 shares of common stock were issued to officers and directors of the Company and to the underwriter in December 1991 at exercise prices of $10 and $13 per share, respectively. All of the warrants expired on December 22, 1996, and none were exercised.

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



9.  Directors' Stock Option Plan -

    In April 1993, the Company adopted a stock option plan for directors which provides for the grant of an option to purchase 2,500 shares of common stock to a director upon appointment or election, and upon each re-election. The purchase price of the stock will be the fair market value at the time the option is granted. The options cannot be exercised for the first year after the option is granted and expire ten years from the date of grant. The Company reserved 75,000 shares of common stock for issuance pursuant to the Plan.

    The following summarizes transactions in the Plan:

                                                                        Weighted
                                                                        Average
                                                       Exercise         Exercise
                                           Options      Price            Price
                                           -------  --------------      --------

     Outstanding at December 31, 1994      27,500   $9.50 - $10.38       $9.75
     Granted                               15,000            $5.38        5.38
                                           ------

     Outstanding at December 31, 1995      42,500   $5.38 - $10.38        8.21
     Granted                               15,000            $5.62        5.62
                                           ------

     Outstanding at December 31, 1996      57,500   $5.38 - $10.38        7.53
                                           ------
                                           ------

     Exercisable at December 31, 1996      42,500   $5.38 - $10.38        8.21
                                           ------
                                           ------

     Available for future grant at
       December 31, 1996                   17,500
                                           ------
                                           ------


    The weighted average grant-date fair value of options granted in 1996 and 1995 was $0.63 and $0.76, respectively. The weighted average remaining contractual life of the options at December 31, 1996 was 7.9 years.

    The weighted average assumptions used to price the grant-date fair value of options were as follows:

                                                      1996            1995
                                                      ------          ------

              Risk-free interest rate                 6.25%           6.75%
              Expected life - years                      8               8
              Expected volatility                       31%             35%
              Expected dividend rate                   9.7%            9.2%

                          ROYALE INVESTMENTS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995, and 1994



10. Related Party Transactions -

    Pursuant to an advisory agreement, Crown Advisors, Inc., an affiliate of the Company, acts as investment advisor to the Company and assists in the management of the day-to-day operations. Under this agreement, the Company pays the advisor an annual fee of up to 1% of "invested real estate assets", as defined in the agreement. The advisor is also entitled to a performance fee, also as defined in the agreement. No performance fee has been incurred under this agreement.

    In addition, the Company must pay a 3% commission for each real estate acquisition and disposition. Upon termination of the agreement, the Company must pay a fee equal to 3% of the invested real estate assets plus 25% of the increase in the value of invested real estate assets from the date of acquisition to the date of termination.

    Fees and commissions incurred were as follows for the years ended
    December 31:

                                         1996           1995          1994
                                      ---------      ---------     ---------

              Advisory fee           $ 250,274      $ 250,274     $ 240,459
              Commissions                  -              -         270,505
                                      ---------      ---------     ---------

                                     $ 250,274      $ 250,274     $ 510,964
                                       --------       --------      --------
                                       --------       --------      --------

    An officer and director of the Company is a partner in a law firm which received fees from the Company relating to legal services totaling $9,000 in 1996 and property acquisitions and mortgage placements fees totaling $81,797 in 1994.

    Fees paid to directors of the Company as commissions for securing loans and brokerage fees totalled $20,806 for 1994.


11. Guaranty Fees -

    The Company obtained a lease guaranty from the seller of the Plymouth and Indianapolis properties, for up to the lesser of $3.5 million or the aggregate amount of the remaining lease obligations. The guaranty will expire in 2002. In consideration of the guaranty, the Company agreed to pay the seller an annual fee of 1% of the value of the guaranty.

    In 1996, the Indianapolis tenant sold their operation to a new tenant, with the approval of the Company. As an inducement to allow this lease transfer, the new tenant agreed to reimburse the Company one-half of this fee. The amount receivable is included in other assets.