Form 10QSB
period 1997-03-31
ROYALE INVESTMENTS INC
filed 1997-05-14
CIK 860546

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                     FORM 10-QSB


               _______________________________________________________

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1997

                                          or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                            For the Transition Period from

                              ------------to------------

               ________________________________________________________

                            Commission File Number 0-20047

                   I.R.S. Employer Identification Number 41-1691930

                               Royale Investments, Inc.

                                   3430 List Place
                                Minneapolis, MN  55416
                              Telephone:  (612) 920-4078

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  Yes  X   No
                                       ---     ---

The number of shares outstanding of the Registrant's stock as of May 1, 1997 was:

    1,420,000 Shares of Common Stock

                               ROYALE INVESTMENTS, INC.

                                       INDEX                              Page
                                                                           No.
                                                                          ----

                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Balance Sheets
         March 31, 1997 and March 31, 1996...............                  2

         Statements of Income
         Three Months Ended March 31, 1997 and 1996......                  3

         Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996......                  4

         Notes to Financial Statements...................                  5-10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............                  11


                            PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................                  12

         Signatures......................................                  12

                               Royale Investments, Inc.
                                    BALANCE SHEETS
                                     (Unaudited)

                                                                March 31,
                                                          1997         1996
                                                          ----         ----

         ASSETS

REAL ESTATE INVESTMENTS SUBJECT TO OPERATING LEASES:

    Land                                             $ 5,428,130  $ 5,428,130
    Land improvements                                  2,577,901    2,577,901
    Buildings                                         17,021,327   17,021,327
                                                     -----------  -----------
                                                      25,027,358   25,027,358
         Less:  accumulated depreciation               2,096,055    1,541,626
                                                     -----------  -----------
                                                      22,931,303   23,485,732

CASH AND CASH EQUIVALENTS                                224,631      283,812

MARKETABLE SECURITIES                                    485,539      587,600

OTHER ASSETS                                             402,266      337,136
                                                     -----------  -----------

                                                     $24,043,739  $24,694,280
                                                     -----------  -----------
                                                     -----------  -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Mortgage notes payable                           $14,579,429  $14,855,756
    Dividends payable                                    177,500      177,500
    Accounts payable and other liabilities               202,282      189,164
                                                     -----------  -----------
                                                      14,959,211   15,222,420
                                                     -----------  -----------

STOCKHOLDERS' EQUITY:

    Common stock - $.01 par value per share
         Authorized - 50,000,000 shares
         Issued - 1,420,000 shares                        14,200       14,200
    Additional paid-in capital                        12,353,398   12,353,398
    Distributions in excess of accumulated earnings   (3,283,070)  (2,895,738)
                                                     -----------  -----------
                                                       9,084,528    9,471,860
                                                     -----------  -----------

                                                     $24,043,739  $24,694,280
                                                     -----------  -----------
                                                     -----------  -----------



      The accompanying notes are an integral part of these financial statements

                               Royale Investments, Inc.
                      STATEMENTS OF OPERATIONS AND DISTRIBUTIONS
                          IN EXCESS OF ACCUMULATED EARNINGS
                                     (Unaudited)







                                                    Three Months Ended March 31,
                                                          1997         1996
                                                          ----         ----

INCOME:

    Rental income                                    $   625,429  $   611,045
    Interest earned                                        7,167        9,351
                                                     -----------  -----------
                                                         632,596      620,396
                                                     -----------  -----------

EXPENSES:

    Operations and management                             79,391       85,607
    Mortgage and other interest                          308,179      313,591
    Depreciation and amortization                        141,771      141,771
    Administrative and general                            12,581       18,375
                                                     -----------  -----------
                                                         541,922      559,344
                                                     -----------  -----------

NET INCOME                                                90,674       61,052

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS:

    Balance - beginning                               (3,196,244)  (2,779,290)

    Dividends paid and declared                         (177,500)    (177,500)
                                                     -----------  -----------

    Balance - ending                                 $(3,283,070) $(2,895,738)
                                                     -----------  -----------
                                                     -----------  -----------


PER COMMON SHARE:

    Net income                                              $.06         $.04
    Dividends declared                                      $.12         $.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   1,420,000    1,420,000



      The accompanying notes are an integral part of these financial statements

                               Royale Investments, Inc.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                    Three Months Ended March 31,
                                                          1997         1996
                                                          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                       $    90,674  $    61,052
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     141,771      141,771
       Amortization of marketable securities              (6,160)      (7,479)
       Changes in operating assets and liabilities:
         (Increase) in rent receivables                  (16,639)     (18,638)
         (Increase) decrease in other assets                 726       (4,719)
         Increase in accounts payable and
          other liabilities                               12,305       91,242
                                                     -----------  -----------

    Net cash provided by operating activities            222,677      263,229
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on mortgage loans                 (78,821)     (59,887)
    Dividends paid to shareholders                      (177,500)    (177,500)
                                                     -----------  -----------

    Net cash (used) by financing activities             (256,321)    (237,387)
                                                     -----------  -----------

NET INCREASE (DECREASE) IN CASH                          (33,644)      25,842

CASH AND CASH EQUIVALENTS:

    Beginning of period                                  258,275      257,970
                                                     -----------  -----------

    End of period                                    $   224,631  $   283,812
                                                     -----------  -----------
                                                     -----------  -----------


Supplementary data:

    Income taxes paid                                $         -          $25
    Interest paid                                    $   342,961     $276,403



      The accompanying notes are an integral part of these financial statements

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)




1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Royale Investments, Inc. (the company), a Minnesota corporation, was formed in 1988, to acquire a portfolio of income-producing commercial real estate properties. The company has qualified as a real estate investment trust
    (REIT) under provisions of the Internal Revenue Code.

    USE OF ESTIMATES

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates.

    REAL ESTATE INVESTMENTS

    Real estate investments, consisting entirely of properties leased to operators of retail food stores, are recorded at cost and include land, land improvements, and buildings. For financial reporting purposes, depreciation is computed by the straight-line method using a 40-year life for buildings and a 20-year life for land improvements. For income tax purposes, depreciation is computed by the straight-line method using lives of 31.5-40 years for buildings and 15-20 years for land improvements.

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

    INCOME TAXES

    The company has qualified, and intends to continue to qualify, as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code and, to the extent available, the applicable state statutes. Under such provisions, the company is not subject to federal income tax on amounts distributed to stockholders, provided at least 95% of its real estate investment trust taxable income is distributed. As the company intends to distribute all of its income currently, no federal income tax provision was made.

    State income taxes are incurred in some of the states in which the company owns property. This expense is included with administrative and general expense.

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)




1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET INCOME PER COMMON SHARE

    Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents represent stock options assumed to be exercised. Common stock equivalents were not considered if they had an anti-dilutive effect on net income per common share.

    DIRECTORS' STOCK OPTION PLAN

    In April 1993, the company adopted a stock option plan for directors which provides for the grant of an option to purchase 2,500 shares of common stock to a director upon appointment or election, and upon each re-election. The purchase price of the stock will be the fair market value at the time the option is granted. The options cannot be exercised for the first year after the option is granted and expires ten years from the date of the grant. The company reserved 75,000 shares of common stock for issuance pursuant to the plan.

    The company accounts for stock options issued to directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate fair value of each class of financial instruments:

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

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)




3.  OTHER ASSETS

    Other assets consists of the following as of March 31:

                                                            1997         1996
                                                            ----         ----

         Accrued rental income                          $200,453     $133,898
         Loan costs (net of accumulated amortization:
         1997 - $37,206, and 1996 - $24,551)             182,262      194,917
         Other                                            19,551        8,321
                                                        --------     --------

                                                        $402,266     $337,136
                                                        --------     --------
                                                        --------     --------

    Loan costs include application fees, lender fees, and legal costs paid to acquire mortgage loans and are amortized over the terms of the loans.

4.  LEASES

    The company leases its properties to operators of seven major retail food stores under long-term operating lease agreements. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases have initial terms of 17 to 20 years (expiring between 2006 and 2014) and provide for minimum and contingent rentals. In addition, the tenant is generally required to pay all property taxes, insurance, and maintenance costs. The leases have renewal options for 4 to 8 successive five-year periods, subject to substantially the same terms and conditions as the initial lease. Five of the leases are guaranteed by the lessee's parent company or franchisor.

    The guaranteed leases provide for escalating minimum rent to begin in subsequent years. Income from these scheduled rent increases is recognized on a straight-line basis over the term of each lease. The amount earned in excess of the amount received is included in accrued rental income.

    Approximate future minimum rentals on these leases are as follows:

                               For the Years Ending December 31:      Amount
                               ---------------------------------      ------
                                                            1997  $ 2,441,000
                                                            1998    2,441,000
                                                            1999    2,462,000
                                                            2000    2,480,000
                                                            2001    2,488,000
                                                      thereafter   25,127,000
                                                                   ----------

                                                                  $37,439,000
                                                                  -----------
                                                                  -----------

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)




5.  MORTGAGE NOTES PAYABLE

    Mortgage notes payable as of March 31, are as follows:

                                                                 March 31,
                                                             1997         1996
                                                             ----         ----

      Mortgage note collateralized by land,
      buildings, and assignments of rents in
      Indianapolis, Indiana and Plymouth, Minnesota,
      interest rate of 9.5%, monthly payments of
      principal and interest of $40,890 through
      May 2002, and final payment of $4,433,758
      due June 2002.                                  $ 4,695,208  $ 4,737,632

      Mortgage note collateralized by land, a
      building, and an assignment of rents in Peru,
      Illinois, interest rate at 8%, monthly
      payments of principal and interest of $21,489
      through December 1998, $22,212 from January
      1999 through December 2003, $22,886 from
      January 2004 through December 2008,
      $23,537 from January 2009 through October
      2013, and a final payment of $5,585
      due November 2013.                                2,470,453    2,532,759

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Minot, North Dakota, interest rate of 8%,
      monthly payments of principal and interest
      of $23,111 through February 1999, $23,888
      from March 1999 through February 2004,
      $24,614 from March 2004 through February
      2009, $25,313 from March 2009 through
      December 2013, and a final payment of
      $26,126 due January 2014.                         2,671,752    2,737,531

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Glendale, Wisconsin, interest rate of 7.75%,
      monthly payments of principal and interest of
      $10,602 through April 2011, and a final pay-
      ment of approximately $11,125 due
      April 2011.                                       1,088,710    1,129,814

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Oconomowoc, Wisconsin, interest rate of
      7.625%, monthly payments of principal and
      interest of $12,750 through June 1999,
      $13,500 from July 1999 through June 2004,
      $17,700 from July 2004 through June 2009,
      and $18,750 from July 2009 through
      June 2014.                                        1,751,981    1,770,614
                                                       ----------   ----------
         Subtotal                                      12,678,104   12,908,350
                                                       ----------   ----------
                                                       ----------   ----------

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)




5.  MORTGAGE NOTES PAYABLE (CONTINUED)

                                                             1997         1996
                                                             ----         ----

    Balance forward                                    12,678,104   12,908,350

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Delafield, Wisconsin, interest rate of 8.125%,
      monthly payments of principal and interest
      of $16,885 through November 2004, and a final
      payment of $1,401,001 due December 2004.
      In December 1999, the holder has the option
      to adjust the interest rate to 1.80% over the
      then current five-year U.S. Treasury yield.
      Monthly payments will be adjusted
      accordingly.                                      1,901,325    1,947,406
                                                      -----------  -----------

                                                      $14,579,429  $14,855,756
                                                      -----------  -----------
                                                      -----------  -----------

    Approximate future maturities of mortgage notes are as follows:

                                For the Years Ending December 31:       Amount
                                ---------------------------------       ------

                                                             1997  $   283,000
                                                             1998      307,000
                                                             1999      355,000
                                                             2000      391,000
                                                             2001      425,000
                                                       thereafter   12,897,250
                                                                   -----------

                                                                   $14,658,250
                                                                   -----------
                                                                   -----------

6.  MAJOR TENANTS

    All of the company's rental revenue is derived from four major tenants, each of which contributed at least 20% of the total revenues for each of the periods presented in the statements of income.

7.  DIVIDENDS

    On March 31, 1997, the board of directors declared a cash dividend of $.125 per common share payable on April 14, 1997, to stockholders of record on March 31, 1997.

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)



8.  RELATED-PARTY TRANSACTIONS

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

    Fees and commissions incurred were as follows for the three months ended March 31:

                                                             1997         1996
                                                             ----         ----

    Advisory fee                                          $62,568      $62,568
    Commissions                                               -            -
                                                          -------      -------

                                                          $62,568      $62,568
                                                          -------      -------
                                                          -------      -------

    An officer and director of the company is a partner in a law firm which received fees from the company relating to legal services totaling $1,315 for the three months ended March 31, 1997.

9.  GUARANTY FEES

    The company obtained a lease guaranty from the seller of the Plymouth and Indianapolis properties, for up to the lesser of $3.5 million or the aggregate amount of the remaining lease obligations. The guaranty will expire in 2002. In consideration of the guaranty, the company agreed to pay to the seller an annual fee of 1% of the value of the guaranty.

    In 1996, the Indianapolis tenant sold their operation to a new tenant, with the approval of the company. As an inducement to allow this lease transfer, the new tenant agreed to reimburse the company one-half of this fee. The amount receivable is included in other assets.

10. FUNDS FROM OPERATIONS

    Funds from operations for the three months ended March 31, 1997, and 1996, were $232,445 ($.16 per share), and $202,823 ($.14 per share), respectively.

                               ROYALE INVESTMENTS, INC.
               ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

    During the three month periods ended March 31, 1997 and 1996, the Company owned and leased seven properties in five states to operators of retail food stores.
    Revenues for the first quarter ended March 31, 1997, increased slightly over the comparable period of 1996 due to scheduled increases in rent income, which was partially offset by decreases in interest income.
    Expenses during the quarter were reduced 3.1% compared with the compable period of 1996. Mortgage interest, operations and management and administrative and general expenses decreased in 1997, and are the primary reasons for the increase in net income.
    Net income increased to $90,674 for the first quarter of 1997, versus $61,052 for the first quarter of 1996, a 49% increase and within management's expectations.
    The Company considers Funds from operations ("FFO") along with net income and cash flows as a measure of the Company's operating performance and liquidity. FFO is essentially net income computed in accordance with generally accepted accounting principles, but excluding depreciation expense and gains (or losses) from sales of property. For the first quarter of 1997, FFO increased 14.6% to $232,445 from $202,823 in first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's properties are all leased on a triple-net basis, which places the risk of rising property costs, such as maintenance, insurance and property taxes, on the tenant. The leases generally provide that the tenant is also responsible for roof and structural repairs. Hence, the Company's only demand for funds has been for the payment of management and administrative expenses, dividends and mortgage payments. Property acquisitions have been funded by equity offerings and mortgage borrowing's.
    Net cash provided by operating activities totaled $222,677 and $263,229 for the three months ended March 31, 1997 and 1996, respectively. The decrease was primarily the result of changes in operating assets and liabilities arising from timing differences in receipts and disbursements from year to year. The Company considers its liquidity to be sufficient to meet its operating and distribution requirements for the remainder of 1997.
    The Company invests in short-term treasury securities from time to time, and net cash provided by investing activities reflects those transactions.
    Net cash used in financing activities totaled $256,321 and $237,387 for the three months ended March 31, 1997 and 1996, respectively, including dividends paid to shareholders. This increase is due primarily to the increase in mortgage amortization.
    The Company declared a dividend of $177,500, or $.125 per share, on March 21, 1997, payable to shareholders of record on March 31, 1997. The dividend was paid on April 14, 1997.

                                       PART II

                                  OTHER INFORMATION


ITEM 1 - 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits filed with Form 10-QSB
         None


    b)  No reports filed on Form 8-K for the quarter ended March 31, 1997.




                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on it's behalf by the undersigned, thereunto duly authorized.

    Dated:    May 7, 1997


                             ROYALE INVESTMENTS, INC.

                             By: ____________________
                               Vernon R. Beck
                               Chief Executive Officer