Form 10KSB40/A
period 1996-12-31
ROYALE INVESTMENTS INC
filed 1997-05-16
CIK 860546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                ______________________

                                   FORM 10-KSB/A-1

    (x)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996
                                          or
    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

                                       NONE


Transitional Small Business Disclosure Format (check one) Yes_____ No  X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the directors and executive officers of the Company.


Name                   Age        Office                                       Director Since
----                   ---        ------                                       --------------
Vernon R. Beck         55         President, Treasurer and Director            1988

John Parsinen          54         Vice President, Secretary and Director       1988

Orvin J. Hall          70         Director                                     1990

Kurt Schoenrock        64         Director                                     1990

Kenneth D. Wethe       55         Director                                     1990

Allen C. Gehrke        62         Director                                     1995


    VERNON R. BECK is Chairman of the Board of Directors of the Company. Mr. Beck has served as President of the Company since 1988 and as President of Crown Advisors, Inc., the Company's advisor, since its inception in 1988. Since 1976, Mr. Beck has been President of Vernon Beck & Associates, Inc. a commercial mortgage banking and real estate development firm, which has developed and financed numerous commercial real estate projects. Mr. Beck is a former commercial loan officer with IDS Mortgage Corporation and senior analyst with Northwestern National Life Insurance Company. Mr. Beck is also Vice President of Enterprise Maintenance, LLC, a company which provides maintenance services to commercial buildings.

    JOHN PARSINEN has over 29 years of experience in commercial real estate.
Mr. Parsinen has developed and owns various real estate projects. Mr. Parsinen has been a senior attorney at Parsinen Kaplan Levy Rosberg & Gotlieb, P.A. (Minneapolis, Minnesota) since it was formed in 1982. Mr. Parsinen specializes in commercial real estate and represents mortgage lenders, brokers, and developers in all types of residential and commercial transactions. Mr. Parsinen owns 50% of Guaranty Title, Inc., a Minneapolis-based real estate title insurance company. Mr. Parsinen was a general partner of Earle Brown

Commons Limited Partnership II, which owned and operated an elderly housing facility in Brooklyn Center, MN. In 1994, the limited partnership initiated a Chapter 11 bankruptcy reorganization proceeding to restructure certain tax and debt obligations. The bankruptcy was dismissed in 1995 and the project was sold. Mr. Parsinen is Vice President of Crown Advisors, Inc., the Company's advisor, and also an owner of Enterprise Maintenance, LLC.

    ORVIN J. HALL has over 31 years of real estate experience. Mr. Hall is now retired from Towle Real Estate, a Minneapolis-based real estate management company. Mr. Hall has been a real estate sales associate for several agencies since 1980. Prior to that, Mr. Hall worked as Mortgage Branch Manager for Investors Diversified Services, Inc. for 14 years, Mortgage Underwriter at Northwestern National Life Insurance Company for five years and worked for five years at Equitable Life Assurance Society of the United States. Mr. Hall is a Member of the Appraisal Institute (MAI).

    KURT SCHOENROCK has over 31 years in real estate activities.  Mr.
Schoenrock is currently an officer and director of Suncoast Appraisers, a full line real estate appraisal and consulting firm in St. Petersburg, Florida. Prior to starting his own appraisal firm, Mr. Schoenrock, for approximately 20 years, was the senior real estate appraiser for Aid Association for Lutherans (AAL), the world's largest fraternal association with assets exceeding $3.5 billion. Mr. Schoenrock is a licensed real estate broker in the State of Florida. Mr. Schoenrock is a Member of the Appraisal Institute (MAI).

    KENNETH D. WETHE is a certified public accountant (CPA). He has a master's degree in business administration (MBA) from Pepperdine University and has over 26 years of experience in the group insurance and employee benefits area. Mr. Wethe is a Fellow of the Life Office Management Institute. Since 1990, Mr. Wethe has been the owner and principal officer of Wethe & Associates, a Dallas-based firm providing independent risk management, insurance and employee benefit services to school districts and governmental agencies. Since 1988, Mr. Wethe also has been a consultant to Robert W. Lazarus & Associates in the area of employee benefits.

    ALLEN C. GEHRKE has over 43 years of real estate construction and development experience. Mr. Gehrke is a private investor who retired from Fleming Companies, Inc., in 1995 after 35 years with the company. His most recent position with the Milwaukee division of Fleming was Senior Vice President of Corporate Development. His responsibilities included management of all company physical assets, market research, store design and construction, fixture purchasing and installation, lease negotiations and real estate financing.
Prior to his employment with Fleming Companies, he was in the construction business for 7 years with Midwest Contractors and L.A. Construction Co. of Milwaukee. Mr. Gehrke is a former director of United Cerebral Palsy, Milwaukee Yacht Club, and Keep Greater Milwaukee Beautiful.

                 SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers to file reports of changes in beneficial ownership of the Company's common stock with the Securities and Exchange Commission. Based on information provided to the Company, the Company is not aware of any executive officer or director of the Company who failed to timely file any report required to be filed.

ITEM 10. EXECUTIVE COMPENSATION

    No individual officer of the Company was paid any cash or other compensation for the years ended December 31, 1994, 1995 or 1996. Mr. Beck and Mr. Parsinen each received options to purchase 2,500 shares of Common Stock from the Company pursuant to the Company's Stock Option Plan for Directors during the year ended December 31, 1996. The options become exercisable May 20, 1997 at an option price of $5.625 per share. No officer of the Company has received options or warrants to purchase securities of the Company by reason of that person's position as an officer, and no options or warrants held by officers of the Company were exercised, adjusted or repriced in 1994, 1995 or 1996.


                            CERTAIN INFORMATION REGARDING
                        THE BOARD OF DIRECTORS AND COMMITTEES

    AUDIT COMMITTEE. The Company has a standing Audit Committee which currently consists of Kenneth D. Wethe (Chairman) and Orvin J. Hall. The Audit Committee reviews, recommends and reports to the board on (1) independent auditors, (2) the quality and effectiveness of internal controls, (3) engagement or discharge of the independent auditors, (4) professional services provided by the independent auditors, and (5) the review and approval of major changes in the Company's accounting principles and practices. During 1996, the Audit Committee held one meeting.

    The Board presently does not have a Compensation Committee and acts as its own Nominating Committee.

    During the year ended December 31, 1996, the Board of the Company held five regular meetings and four special meetings. No director attended fewer than 75% of the aggregate number of meetings of the Board and the committees on which they serve.

COMPENSATION OF DIRECTORS

DIRECTORS' FEES AND EXPENSES.

    Directors who are not officers of the Company receive an annual fee of $3,000, plus $500 for each meeting (other than telephonic Board meetings) they attend. Directors incurring travel expenses in connection with their duties as directors of the Company are reimbursed in full. The total directors' fees and travel expense reimbursement in the year 1996 was approximately $18,000. Mr. Beck and Mr. Parsinen received no fees in connection with board meetings for 1996.

AUTOMATIC OPTION GRANTS

    Since 1993, the Company has maintained a Stock Option Plan for Directors.
A total of 75,000 shares of the Company's common stock are reserved for issuance under this plan. Each director of the Company is eligible to participate in the plan. The plan provides that each director will receive, upon initial election or appointment, an option to purchase 2,500 shares of the Company's common stock at the then fair market value of the common stock. The plan also provides for the grant of an option to purchase an additional 2,500 shares of the Company's common stock upon each director's re-election to the Board. The options become exercisable in full one year after date of grant and expire ten years from the date of grant.

    The following table sets forth outstanding options granted to officers and directors of the Company under the Stock Option Plan for Directors:

                                                EXERCISE
                 NUMBER OF        VESTING       PRICE           EXPIRATION
       NAME      SECURITIES        DATE         PER SHARE          DATE
       ----      ----------       -------       ---------       ----------

Vernon R. Beck     2,500          5-24-94        $9.50            5-24-03
                   2,500          5-16-95         9.87            5-16-04
                   2,500          5-15-96         5.38            5-15-05
                   2,500          5-20-97         5.63            5-20-06

John Parsinen      2,500          5-24-94         9.50            5-24-03
                   2,500          5-16-95         9.87            5-16-04
                   2,500          5-15-96         5.38            5-15-05
                   2,500          5-20-97         5.63            5-20-06

Kenneth D. Wethe   2,500          5-24-94         9.50            5-24-03
                   2,500          5-16-95         9.87            5-16-04
                   2,500          5-15-96         5.38            5-15-05
                   2,500          5-20-97         5.63            5-20-06

Orvin J. Hall         2,500       5-24-94      9.50          5-24-03
                      2,500       5-16-95      9.87          5-16-04
                      2,500       5-15-96      5.38          5-15-05
                      2,500       5-20-97      5.63          5-20-06

Kurt Schoenrock       2,500       5-24-94      9.50          5-24-03
                      2,500       5-16-95      9.87          5-16-04
                      2,500       5-15-96      5.38          5-15-05
                      2,500       5-20-97      5.63          5-20-06

Allen C. Gehrke       2,500       5-15-96      5.38          5-15-05
                      2,500       5-20-97      5.63          5-20-06

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1997, relating to the number of shares of Common Stock beneficially owned by each director and by all executive officers and directors as a group. The Company is not aware of any beneficial owner of more than five percent (5%) of the outstanding shares of the Company's common stock.

                               SHARES OF COMMON STOCK

                                                   BENEFICIALLY OWNED
                                            -----------------------------
           DIRECTORS AND OFFICERS              NUMBER(1)          PERCENT
           ----------------------              ---------          -------

           Vernon R. Beck                   23,116   (2)(3)          1.6%
           John Parsinen                    20,687   (2)(3)          1.5%
           Orvin J. Hall                     7,500   (3)(4)            *
           Kurt Schoenrock                   7,606   (3)(4)            *
           Kenneth D. Wethe                  7,724   (3)(4)            *
           Allen C. Gehrke                   2,750   (3)(5)            *

           All executives, officers and
           directors as a group
           (seven individuals)              69,726      (6)          4.9%

---------------------

*   Less than one percent (1%)
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2) Includes fifty percent of the 26,374 shares of Common Stock owned by Crown Advisors, Inc., the Company's Advisor, which is owned equally by Messrs. Beck and Parsinen. See "Certain Transactions and Related Transactions."
(3) Does not include 2,500 shares of Common Stock issuable upon exercise of options granted in 1996 under the Company's Stock Option Plan for Directors as they are not presently exercisable.
(4) Includes 7,500 shares of common stock issuable upon exercise of presently exercisable options.
(5) Includes 2,500 shares of common stock issuable upon exercise of presently exercisable options.
(6) Includes 40,000 shares of common stock issuable upon exercise of presently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective December 23, 1991, the Company issued five-year warrants to each of Vernon R. Beck, John Parsinen, Orvin J. Hall, Kurt Schoenrock and Kenneth D. Wethe to purchase 10,000, 10,000, 2,500, 2,500 and 2,500 shares of Common Stock, respectively, at a purchase price of $10 per share. These warrants expired on December 23, 1996. Options to purchase 2,500 shares of Common Stock were also granted to the Company's directors in 1993, 1994, 1995 and 1996 under the Company's Stock Option Plan for Directors.

These options expire ten years after their issue date. See the table under "CERTAIN INFORMATION REGARDING THE BOARD OF DIRECTORS AND COMMITTEES".

    Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by the Advisor, which provides investment advisory and administrative services to the Company. The Advisor is owned by John Parsinen and Vernon R. Beck, officers and directors of the Company. As of March 31, 1997, the Advisor employed three persons on a full-time basis.

    Pursuant to an advisory agreement, the Company must pay the Advisor certain advisory fees, expenses and performance fees, as defined in the agreement and a 3% fee for each real estate acquisition or disposition. For each of the years ended December 31, 1996 and 1995, the advisory fee was $250,000. For the year ended December 31, 1994, the advisory fee was $240,000 and the acquisition fee was $271,000. There have been no performance fees in any of the above years.

    Upon termination of the advisory agreement, the Company must pay a fee equal to 3% of the invested real estate assets plus 25% of the increase in value of invested real estate assets from the date of acquisition to the date of termination.

    Parsinen Kaplan Levy Rosberg & Gotlieb, P.A. was compensated for legal services provided to the Company in connection with the 1991 initial public offering of its Common Stock and the acquisition of the Company's properties in 1992, 1993 and 1994. The firm continues to provide legal services to the Company, and incurred legal fees of $9,000 in 1996 and $0 in 1995. John Parsinen is an officer, director and shareholder of Parsinen Kaplan Levy Rosberg & Gotlieb, P.A.

See also Item 10.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 1997                        ROYALE INVESTMENTS, INC.


                                            By:  /s/ Vernon R. Beck
                                                 ------------------------------
                                                 Vernon R. Beck
                                                 President and
                                                 Chief Executive Officer