Form 10-Q
period 1997-06-30
ROYALE INVESTMENTS INC
filed 1997-08-14
CIK 860546

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                     FORM 10-QSB


               _______________________________________________________

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    For the Quarterly Period Ended June 30, 1997

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

The number of shares outstanding of the Registrant's stock as of August 9, 1997 was:

    1,420,000 Shares of Common Stock

                               ROYALE INVESTMENTS, INC.

                                MINNEAPOLIS, MINNESOTA



                                 FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               Royale Investments, Inc.



                                        INDEX


                                                                Page
                                                                ----

Accountant's Report                                               1

Balance Sheets                                                    2

Statements of Operations and Distributions in Excess
 of Accumulated Earnings                                          3

Statements of Cash Flows                                          4

Notes to Financial Statements                                   5 - 10

[LETTERHEAD]


                                                      July 18, 1997




To the Board of Directors and Shareholders
Royale Investments, Inc.
Minneapolis, Minnesota


The accompanying balance sheets of Royale Investments, Inc. as of June 30, 1997, and 1996, and the related statements of operations, distributions in excess of accumulated earnings, and cash flows for the six months ended June 30, 1997, and 1996, were not audited by us, and accordingly, we do not express an opinion on them.


                                       /s/ Hoffmann, Swintek

                               Royale Investments, Inc.
                                    BALANCE SHEETS
                                     (Unaudited)


                                                           June 30,
                                                      1997           1996
                                                      ----           ----
         ASSETS

REAL ESTATE INVESTMENTS:

  Property subject to operating leases            $25,027,358     $25,027,358
     Less:  accumulated depreciation                2,234,662       1,680,234
                                                  -----------     -----------
                                                   22,792,696      23,347,124

CASH AND CASH EQUIVALENTS                             237,730         184,031

MARKETABLE SECURITIES                                 401,839         530,091

OTHER ASSETS                                          447,870         369,056
                                                  -----------     -----------

                                                  $23,880,135     $24,430,302
                                                  -----------     -----------
                                                  -----------     -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Mortgage notes payable                          $14,519,694     $14,787,795
  Dividends payable                                   177,500         177,500
  Accounts payable and other liabilities              188,529         106,581
                                                  -----------     -----------
                                                   14,885,723      15,071,876
                                                  -----------     -----------

STOCKHOLDERS' EQUITY:

  Common stock - $.01 par value per share
     Authorized - 50,000,000 shares
     Issued - 1,420,000 shares                         14,200          14,200
  Additional paid-in capital                       12,353,398      12,353,398
  Distributions in excess of accumulated earnings (3,373,186)     (3,009,172)
                                                  -----------     -----------
                                                    8,994,412       9,358,426
                                                  -----------     -----------

                                                  $23,880,135     $24,430,302
                                                  -----------     -----------
                                                  -----------     -----------


The accompanying notes are an integral part of these financial statements      2

                               Royale Investments, Inc.
                             STATEMENTS OF OPERATIONS AND
                   DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
                                     (Unaudited)



                                                       Three Months Ended              Six Months Ended
                                                             June 30,                      June 30,
                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----
INCOME:

  Rental income                                      $   626,935    $   616,616    $ 1,252,364    $ 1,227,662
  Interest income                                          5,796          7,912         12,963         17,262
                                                     -----------    -----------    -----------    -----------
                                                         632,731        624,528      1,265,327      1,244,924
                                                     -----------    -----------    -----------    -----------

EXPENSES:

  Operations and management                               82,101        101,701        161,492        189,883
  Mortgage and other interest                            306,836        312,280        615,015        625,871
  Depreciation and amortization                          141,771        141,771        283,542        283,541
  Administrative and general                              14,639          4,710         27,220         20,511
                                                     -----------    -----------    -----------    -----------
                                                         545,347        560,462      1,087,269      1,119,806
                                                     -----------    -----------    -----------    -----------

NET INCOME                                                87,384         64,066        178,058        125,118

DISTRIBUTIONS IN EXCESS OF
 ACCUMULATED EARNINGS:

  Balance - beginning                                 (3,283,070)    (2,895,738)    (3,196,244)    (2,779,290)

  Dividends declared                                    (177,500)      (177,500)      (355,000)      (355,000)
                                                     -----------    -----------    -----------    -----------

  Balance - ending                                  $ (3,373,186)  $ (3,009,172)  $ (3,373,186)  $ (3,009,172)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------


FUNDS FROM OPERATIONS                                   $229,155       $205,837       $461,600       $408,659

PER COMMON SHARE:

  Net income                                                $.06           $.05           $.13           $.09
  Dividends declared                                        $.13           $.13           $.25           $.25
  Funds from operations                                     $.16           $.14           $.33           $.29

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    1,420,000      1,420,000      1,420,000      1,420,000



The accompanying notes are an integral part of these financial statements      3

                               Royale Investments, Inc.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                   Six Months Ended June 30,
                                                      1997           1996
                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $ 178,058       $ 125,118

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                    283,542         283,541
     Amortization of marketable securities             (1,460)        (13,698)
     Changes in operating assets and liabilities:
        (Increase) in rent receivables                (33,278)        (33,277)
        (Increase) in other assets                    (31,403)        (25,162)
        Increase (decrease) in accounts payable and
         other liabilities                             (1,448)          8,659
                                                    ---------       ---------

  Net cash provided by operating activities           394,011        345,181
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of marketable securities        878,787         588,000
  Purchase of marketable securities                  (799,787)       (524,272)
                                                    ---------       ---------
  Net cash provided by investing activities            79,000          63,728
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on mortgage loans               (138,556)       (127,848)
  Dividends paid to shareholders                     (355,000)       (355,000)
                                                    ---------       ---------

  Net cash (used) by financing activities            (493,556)       (482,848)
                                                    ---------       ---------

NET (DECREASE) IN CASH                                (20,545)        (73,939)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                 258,275         257,970
                                                    ---------       ---------

  End of period                                     $ 237,730       $ 184,031
                                                    ---------       ---------
                                                    ---------       ---------

Supplementary data:

  Income taxes paid                                    $3,100          $3,125
  Interest paid                                      $615,887        $626,514


The accompanying notes are an integral part of these financial statements      4

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


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

    INCOME TAXES

    The company has qualified, and intends to continue to qualify, as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code and, to the extent available, the applicable state statutes. Under such provisions, the company is not subject to federal income tax on amounts distributed to stockholders, providing that at least 95% of its real estate investment trust taxable income is distributed. As the company intends to distribute all of its income currently, no federal income tax provision was made.

    State income taxes are incurred in some of the states in which the company owns property. This expense is included with administrative and general expense.

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET INCOME PER COMMON SHARE

    Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents represent stock options assumed to be exercised. Common stock equivalents were not considered if they had an anti-dilutive effect on net income per common share.

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

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


3.  OTHER ASSETS

    Other assets consists of the following as of June 30:

                                                        1997           1996
                                                        ----           ----

         Accrued rental income                        $217,092       $150,537
         Loan costs (net of accumulated amortization:
          1997 - $40,369, and 1996 - $27,714)          179,099        191,753
         Other                                          51,679         26,766
                                                      --------       --------
                                                      $447,870       $369,056
                                                      --------       --------
                                                      --------       --------

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
                                              -----------
                                              $37,439,000
                                              -----------
                                              -----------

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


5.  MORTGAGE NOTES PAYABLE

    Mortgage notes payable consists of the following as of June 30:

                                                           1997      1996
                                                           ----      ----
      Mortgage note collateralized by land,
      buildings, and assignments of rents in
      Indianapolis, Indiana and Plymouth, Minnesota,
      interest rate of 9.5%, monthly payments of
      principal and interest of $40,890 through
      May 2002, and final payment of $4,433,758
      due June 2002.                                  $ 4,683,959  $ 4,723,934

      Mortgage note collateralized by land, a
      building, and an assignment of rents in Peru,
      Illinois, interest rate at 8%, monthly
      payments of principal and interest of $21,489
      through December 1998, $22,212 from January
      1999 through December 2003, $22,886 from
      January 2004 through December 2008,
      $23,537 from January 2009 through October
      2013, and a final payment of $5,585
      due November 2013.                                2,460,381    2,518,855

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Minot, North Dakota, interest rate of 8%,
      monthly payments of principal and interest
      of $23,111 through February 1999, $23,888
      from March 1999 through February 2004,
      $24,614 from March 2004 through February
      2009, $25,313 from March 2009 through
      December 2013, and a final payment of
      $26,126 due January 2014.                         2,661,118    2,722,852

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Glendale, Wisconsin, interest rate of 7.75%,
      monthly payments of principal and interest of
      $10,602 through April 2011, and a final pay-
      ment of approximately $11,125 due
      April 2011.                                       1,077,929    1,119,834

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Oconomowoc, Wisconsin, interest rate of
      7.625%, monthly payments of principal and
      interest of $12,750 through June 1999,
      $13,500 from July 1999 through June 2004,
      $17,700 from July 2004 through June 2009,
      and $18,750 from July 2009 through
      June 2014.                                        1,747,097    1,766,087
                                                      -----------  -----------

         Subtotal                                      12,630,484   12,851,562
                                                      -----------  -----------

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


    MORTGAGE NOTES PAYABLE (CONTINUED)

                                                           1997      1996
                                                           ----      ----
    Balance forward                                    12,630,484   12,851,562

      Mortgage note collateralized by land,
      a building, and an assignment of rents in
      Delafield, Wisconsin, interest rate of 8.125%,
      monthly payments of principal and interest
      of $16,885 through November 2004, and a final
      payment of $1,401,001 due December 2004.
      In December 1999, the holder has the option
      to adjust the interest rate to 1.80% over the
      then current five-year U.S. Treasury yield.
      Monthly payments will be adjusted
      accordingly.                                      1,889,210    1,936,233
                                                      -----------  -----------

                                                      $14,519,694  $14,787,795
                                                      -----------  -----------
                                                      -----------  -----------

    Approximate future maturities of mortgage notes are as follows:

    For the Years Ending December 31:            Amount
    ---------------------------------            ------

                                 1997        $   283,000
                                 1998            307,000
                                 1999            355,000
                                 2000            391,000
                                 2001            425,000
                           Thereafter         12,897,250
                                             -----------

                                             $14,658,250
                                             -----------
                                             -----------

6.  LINE OF CREDIT

    The company has a revolving credit agreement with a bank whereby it can borrow up to $100,000 at an annual interest rate equal to prime. Interest is payable monthly with the principal due April 10, 1998. At June 30, 1997, the company had no outstanding balance on the note.

7.  MAJOR TENANTS

    All of the company's rental revenue is derived from four major tenants, each of which contributed at least 20% of the total revenues for each of the periods presented in the statements of income.

8.  DIVIDENDS

    On June 23, 1997, the board of directors declared a cash dividend of $.125 per common share payable on July 14, 1997, to stockholders of record on June 30, 1997.

                               Royale Investments, Inc.
                            NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)


9.  RELATED-PARTY TRANSACTIONS

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

    Fees and commissions incurred were as follows for the six months ended June 30:

                               1997           1996
                               ----           ----

              Advisory fee   $125,137       $125,137
              Commissions        -             -
                             --------       --------
                             $125,137       $125,137
                             --------       --------
                             --------       --------

    An officer and director of the company is a partner in a law firm which received fees from the company relating to legal services totaling $2,097 for the six months ended June 30, 1997.

10. GUARANTY FEES

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

                               ROYALE INVESTMENTS, INC.
               ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

    During the six month periods ended June 30, 1997 and 1996, the Company owned and leased seven properties in five states to operators of retail food stores.
    Revenues for the period ended June 30, 1997, increased slightly over the comparable period of 1996 due to scheduled increases in rent income, which was partially offset by decreases in interest income.
    Expenses during the period were reduced 3.1% compared with the compable period of 1996. Mortgage interest, operations and management and administrative and general expenses decreased in 1997, and are the primary reasons for the increase in net income.
    Net income increased to $178,058 for the period of 1997, versus $125,118 for the first six months of 1996, a 42% increase and within management's expectations.
    The Company considers Funds from operations ("FFO") along with net income and cash flows as a measure of the Company's operating performance and liquidity. FFO is essentially net income computed in accordance with generally accepted accounting principles, but excluding depreciation expense and gains (or losses) from sales of property. For the first half of 1997, FFO increased 13.0% to $461,600 from $408,659 in first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's properties are all leased on a triple-net basis, which places the risk of rising property costs, such as maintenance, insurance and property taxes, on the tenant. The leases generally provide that the tenant is also responsible for roof and structural repairs. Hence, the Company's only demand for funds has been for the payment of management and administrative expenses, dividends and mortgage payments. Property acquisitions have been funded by equity offerings and mortgage borrowing's.
    The Company declared a dividend of $177,500, or $.125 per share, on June 23, 1997, payable to shareholders of record on June 30, 1997. The dividend was paid on July 14, 1997.

                                       PART II

                                  OTHER INFORMATION


ITEM 1 - 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a)  Exhibits filed with Form 10-QSB
         None


    b)  No reports filed on Form 8-K for the quarter ended June 30, 1997.




                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on it's behalf by the undersigned, thereunto duly authorized.

    Dated:    August 11, 1997


                             ROYALE INVESTMENTS, INC.

                             By: ____________________
                               Vernon R. Beck
                               Chief Executive Officer