Form 10QSB
period 1997-09-30
ROYALE INVESTMENTS INC
filed 1997-11-06
CIK 860546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

    / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            ------------------------

                         Commission File Number 0-20047
                            ------------------------

                            ROYALE INVESTMENTS, INC.

    (Exact name of Registrant as specified in its Charter)

                  Minnesota                                     41-1691930
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

             ONE LOGAN SQUARE, SUITE 1105, PHILADELPHIA, PA 19103
                    (Address of principal executive offices)

                           TELEPHONE: (215) 567-1800
              (Registrant's telephone number, including area code)

                 3430 List Place, Minneapolis, Minnesota 55416
         (Former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

    The number of shares outstanding of the Registrant's stock as of November 4, 1997 was 2,266,083 Shares of Common Stock.

                            ROYALE INVESTMENTS, INC.
                                  FORM 10-QSB
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                           PAGE
PART I: FINANCIAL INFORMATION

   Item 1. Financial Statements:

      Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996...........   3

      Statements of Operations for the Three Months Ended September 30, 1997 (unaudited)
      and September 30, 1996 (unaudited)..................................................   4

      Statements of Operations for the Nine Months Ended September 30, 1997 (unaudited)
      and September 30, 1996 (unaudited)..................................................   4

      Statements of Cash Flows for the Nine Months Ended September 30, 1997 (unaudited)
      and September 30, 1996 (unaudited)..................................................   5

      Notes to Financial Statements.......................................................   6

   Item 2: Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................   8

PART II: OTHER INFORMATION

   Item 1. Legal Proceedings..............................................................  11

   Item 2. Changes in Securities..........................................................  11

   Item 3. Defaults Upon Senior Securities................................................  11

   Item 4. Submission of matters to a Vote of Security Holders............................  11

   Item 5. Other Information..............................................................  11

   Item 6. Exhibits and Reports on Form 8-K...............................................  11

SIGNATURES................................................................................  13

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            ROYALE INVESTMENTS, INC.
                                 BALANCE SHEETS

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------

                                                                                      (UNAUDITED)

                                      ASSETS

Assets:

  Investments in real estate:

    Land and buildings.............................................................  $  25,027,358  $  25,027,358

    Less: accumulated depreciation.................................................      2,373,269      1,957,448
                                                                                     -------------  -------------

      Net investments in real estate...............................................     22,654,089     23,069,910

  Cash and cash equivalents........................................................        496,956        258,275

  Marketable securities............................................................       --              479,379

  Deferred costs and other assets..................................................        535,113        389,517
                                                                                     -------------  -------------

      Total Assets.................................................................  $  23,686,158  $  24,197,081
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Mortgage notes payable...........................................................  $  14,448,265  $  14,658,250

  Dividends payable................................................................        177,500        177,500

  Accounts payable and other liabilities...........................................        158,431        189,977
                                                                                     -------------  -------------

      Total Liabilities............................................................     14,784,196     15,025,727
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Stockholders' Equity:

  Common stock--$.01 par value per share

    Authorized--50,000,000 shares

    Issued and outstanding--1,420,000 shares.......................................         14,200         14,200

  Additional paid-in capital.......................................................     12,353,398     12,353,398

  Distributions in excess of accumulated earnings..................................     (3,465,636)    (3,196,244)
                                                                                     -------------  -------------

      Total Stockholders' Equity...................................................      8,901,962      9,171,354
                                                                                     -------------  -------------

      Total Liabilities and Stockholders' Equity...................................  $  23,686,158  $  24,197,081
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                            ROYALE INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS              NINE MONTHS
                                                                      ENDED                     ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                              ----------------------  --------------------------

                                                                 1997        1996         1997          1996
                                                              ----------  ----------  ------------  ------------

Revenues:

  Rental income.............................................  $  628,441  $  616,525  $  1,880,805  $  1,844,187

  Interest income...........................................       5,082       7,858        18,045        25,120
                                                              ----------  ----------  ------------  ------------

    Total Revenue...........................................     633,523     624,383     1,898,850     1,869,307

Expenses:

  Operations and management.................................      93,366      79,153       254,858       269,276

  Mortgage interest.........................................     305,302     310,941       920,237       936,812

  Depreciation and amortization.............................     141,770     141,771       425,312       425,312

  Administrative and general................................       8,035       3,715        35,335        23,987
                                                              ----------  ----------  ------------  ------------

    Total Expenses..........................................     548,473     535,580     1,635,742     1,655,387
                                                              ----------  ----------  ------------  ------------

Net Income..................................................  $   85,050  $   88,803  $    263,108  $    213,920
                                                              ----------  ----------  ------------  ------------
                                                              ----------  ----------  ------------  ------------

Per Common Share:

  Net income................................................  $     0.06  $     0.06  $       0.19  $       0.15
                                                              ----------  ----------  ------------  ------------
                                                              ----------  ----------  ------------  ------------

  Dividends declared........................................  $     0.13  $     0.13  $       0.38  $       0.38
                                                              ----------  ----------  ------------  ------------
                                                              ----------  ----------  ------------  ------------

Weighted Average Number of Common Shares Outstanding........   1,422,297   1,420,000     1,420,314     1,420,000
                                                              ----------  ----------  ------------  ------------
                                                              ----------  ----------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                            ROYALE INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------

                                                                                               1997        1996
                                                                                            ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income..............................................................................  $  263,108  $  213,920

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization.........................................................     425,312     425,312

    Amortization of marketable securities.................................................      (7,621)    (20,842)

    Changes in assets and liabilities:

      (Increase) decrease in accounts receivable..........................................     (38,582)    (54,290)

      (Increase) decrease in other assets.................................................       2,426        (407)

      Increase (decrease) in accounts payable and other liabilities.......................     (31,546)    (11,899)
                                                                                            ----------  ----------

        Net cash provided by operating activities.........................................     613,097     551,794
                                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales of marketable securities............................................     487,000     588,000

  Purchase of marketable securities.......................................................      --        (524,272)

  Costs associated with new ventures......................................................    (118,931)     --
                                                                                            ----------  ----------

        Net cash provided by investing activities.........................................     368,069      63,728
                                                                                            ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on mortgage loans....................................................    (209,985)   (197,193)

  Dividends paid to shareholders..........................................................    (532,500)   (532,500)
                                                                                            ----------  ----------

    Net cash used in financing activities.................................................    (742,485)   (729,693)
                                                                                            ----------  ----------

NET INCREASE (DECREASE) IN CASH...........................................................     238,681    (114,171)

CASH AND CASH EQUIVALENTS:

  Beginning of period.....................................................................     258,275     257,970
                                                                                            ----------  ----------

  End of period...........................................................................  $  496,956  $  143,799
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTARY DATA:

  Income taxes paid.......................................................................  $    3,100  $    4,542
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  Interest paid...........................................................................  $  921,558  $  944,952
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                               ROYALE INVESTMENTS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                         Nine Months Ended September 30, 1997
                                     (Unaudited)


1.   Organization and Nature of Operations

     Royale Investments, Inc. (the "Company"), a Minnesota corporation, was formed in 1988, to acquire a portfolio of income-producing commercial real estate properties. The Company has elected to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified.

     As of September 30, 1997, the Company's portfolio was comprised of seven properties leased to operators of seven major retail food stores under long-term operating lease agreements. The leases have initial terms of 17 to 20 years and expire between 2006 and 2014.

     Subsequent to September 30, 1997, the Company closed on the acquisition of a portfolio of 10 properties, representing the Mid-Atlantic suburban office operations of The Shidler Group, a national real estate investment firm (the "Shidler Acquisition Properties"). In the transactions (the "Shidler Transactions"), the Company became the sole general partner of and obtained a 20.6946% interest in FCO, L.P. ("FCO"), an operating partnership formed to acquire and hold the Shidler Acquisition Properties (See Note 5).

2.   General

     Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring matters) necessary to fairly present the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three and nine months ended September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information refer to the Company's financial statements and footnotes thereto included in the Annual Report on Form 10-K (as amended by Form 10-K/A) for the year ended December 31, 1996.

     Capitalization of Costs

     As of September 30, 1997, the Company had incurred $118,931 in costs associated with its pursuit of the Shidler Acquisition Properties. Such costs are included in deferred costs and other assets on the Company's balance sheet as of September 30, 1997.

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of common shares ("Common Shares") outstanding adjusted to give effect to common share equivalents. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute and disclose earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the interim periods presented is not expected to be material.

                            NOTES TO FINANCIAL STATEMENTS
                         Nine Months Ended September 30, 1997
                                     (Unaudited)


     Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current presentation.

3.   Line of Credit

     On April 10, 1997, the Company obtained a revolving credit agreement with a bank whereby the Company can borrow up to $100,000 at an annual interest rate equal to prime. Interest is payable monthly with the principal due April 10, 1998. At September 30, 1997, no amounts were borrowed against the note.

4.   Dividends

     On September 25, 1997, the Company declared a cash dividend of $.125 per common share payable on October 17, 1997, to stockholders of record as of September 30, 1997.

5.   Subsequent Events

     On October 14, 1997, the Company closed on the acquisition of the Shidler Acquisition Properties. As a result of the Shidler Transactions, the Company became the sole general partner of and obtained a 20.6946% interest in FCO, an operating partnership formed to acquire and hold the Shidler Acquisition Properties.

     The Shidler Acquisition Properties were acquired subject to mortgage indebtedness of $100 million. The loan is a non-recourse mortgage loan collateralized by the real estate assets of the Shidler Acquisition Properties. The loan provides for monthly payments of interest only at a fixed rate of 7.5% per annum. The loan matures on October 13, 2000 and provides for two one-year extension options, subject to certain conditions.

     In connection with the Shidler Transactions, the Company issued 600,000 Common Shares (valued at $5.50 per share, aggregate of $3.3 million) and FCO issued approximately 3.2 million common partnership units ("Common Units") (valued at $5.50 per unit, aggregate of $17.5 million) and 2.1 million preferred partnership units ("Preferred Units") (valued at $25.00 per unit, aggregate of $52.5 million). The Preferred Units may be converted, on or after, October 1, 1999, into 3.5714 Common Units for each Preferred Unit. Subject to certain conditions, beginning on September 1, 1998, Common Units are convertible into one Common Share (or an equivalent cash value, at the sole discretion of the Company) for each Common Unit. Certain Common Units and Preferred Units contain certain restrictions through November 2000.

     Concurrently with the Shidler Transactions, the Company issued 273,729 Common Shares (valued at $5.50 per share, aggregate of $1.5 million) in exchange for the assets of Crown Advisors, Inc. ("Crown"), an affiliate of the Company, previously acting as investment advisor to the Company and assisting in the management operations. The contract between Crown and the Company was terminated and the Company entered into a property management agreement with Glacier Realty, LLC ("Glacier"), all of the interests in which are owned by two current officers of the Company, one of whom is also a current director. Further, the Company retired 27,646 Common Shares previously held by Crown at the time it was acquired.

     The property management agreement with Glacier provides for Glacier to manage the seven net lease retail assets of Royale for a term of five years with a minimum fee of $250,000 per annum.

         Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt or outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 1997 and September 30, 1996

During the three and nine month periods ended September 30, 1997 and 1996, the Company owned and leased seven properties in five states to operators of retail food stores.

Net income for the three and nine months ended September 30, 1997, was $85,050 and $263,108 respectively, as compared to net income of $88,803 and $213,920 for the corresponding periods in 1996. The increase in net income for the nine month period is primarily due to improved operating results of the Company's properties as a result of scheduled rent increases and reduced mortgage interest as a result of declining principal balances.

Revenues for the three and nine month periods ended September 30, 1997, increased by 1.5% and 1.6%, respectively, over the comparable periods of 1996, due to scheduled increases in rental income, which was partially offset by decreases in interest income. The impact of the straight-line rent adjustment increased revenues by $49,915 for the nine months ended September 30, 1997, and by $49,915 for the nine months ended September 30, 1996.

Expenses during the quarter ended September 30, 1997, increased by 2.4%, as compared to the corresponding period in 1996. Expenses for the nine months ended September 30, 1997, decreased by 1.2%, compared to the corresponding period in 1996. The decrease in expenses for the nine month period is primarily the result of decreased mortgage interest due to declining principal balances and decreased operations and management expenses primarily due to the reimbursement of certain fees which the Company is obligated to make in connection with its lease guarantees on two of the Company's properties. This decrease in expenses was offset, in part, by an increase in administrative and general expenses primarily attributable to public filing costs.

Statement of Cash Flows

During the nine months ended September 30, 1997, and September 30, 1996, the Company generated $613,097 and $551,794, respectively, in cash flow from operating activities. The increase is primarily the result of scheduled increases in rental income and timing differences in receipts and disbursements from year to year.

Net cash provided by investing activities increased to $368,069 for the nine months ended September 30, 1997, as compared to $63,728 for the nine months ended September 30, 1996. This increase is primarily a result of the Company's change from investing excess cash balances in U.S. Treasury Bills with maturities of six months, to investing excess cash balances in cash equivalents with maturities of 30 days or less.

Net cash used in financing activities totaled $742,485 and $729,693 for the nine months ended September 30, 1997, and September 30, 1996, respectively. The increased use is wholly due to increased mortgage amortization.

Liquidity and Capital Resources

The Company believes that its cash flow from operations is adequate to fund its short-term liquidity requirements for the foreseeable future. The Company's properties are all leased on a triple-net basis, which places the risk of rising property costs, such as maintenance, insurance and property taxes, on the tenant. The leases generally provide that the tenant is also responsible for roof and structural repairs. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and interest income earned on the Company's cash investments. The Company intends to use its cash funds to meet its principal short-term liquidity needs which are to fund operations and management, and general and administrative expenses, debt service requirements and the minimum distribution to shareholders required to maintain the Company's REIT qualifications under the Internal Revenue Code.

For the quarter ended September 30, 1997, the Company declared distributions totaling $0.125 per Common Share amounting to $177,500.


Funds From Operations

Management generally considers Funds from Operations ("FFO") as one measure of REIT performance. The Company has adopted the NAREIT definition of FFO and has used this definition for all periods presented in the financial statements included herein. FFO is calculated as net income (loss) adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, gains on sales of real estate investments and extraordinary and non-recurring items. FFO should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

FFO for the three and nine months ended September 30, 1997, and September 30, 1996, is summarized in the following table:




                                    Three Months                 Nine Months
                                       Ended                        Ended
                                    September 30,               September 30,
                              ---------------------       ----------------------
                                1997          1996           1997         1996
                             ---------    ---------      ----------    ---------
Net Income                    $ 85,050     $ 88,803       $ 263,108    $ 213,920
Add:
  Depreciation attributable
    to real property           138,606      138,607         415,821      415,821
                             ---------    ---------      ----------    ---------
Funds from Operations         $223,656     $227,410       $ 678,929    $ 629,741
                             ---------    ---------      ----------    ---------
                             ---------    ---------      ----------    ---------
Weighted Average Number of
  Common Shares Outstanding  1,422,297    1,420,000       1,420,314    1,420,000
                             ---------    ---------      ----------    ---------
                             ---------    ---------      ----------    ---------
Funds from Operations
 per share                    $   0.16    $    0.16       $    0.48    $    0.44
                             ---------    ---------      ----------    ---------
                             ---------    ---------      ----------    ---------

Subsequent Events

     As reported on Current Form 8-K dated October 28, 1997, on October 14, 1997, the Company closed on the acquisition of the Shidler Acquisition Properties. As a result of the Shidler Transactions, the Company became the sole general partner of and obtained a 20.6946% interest in FCO, an operating partnership formed to acquire and hold the Shidler Acquisition Properties.

The Shidler Acquisition Properties were acquired subject to mortgage indebtedness of $100 million. The loan is a non-recourse mortgage loan collateralized by the real estate assets of the Shidler Acquisition Properties. The loan provides for monthly payments of interest only at a fixed rate of 7.5% per annum. The loan matures on October 13, 2000 and provides for two one-year extension options, subject to certain conditions.

In connection with the Shidler Transactions, the Company issued 600,000 Common Shares (valued at $5.50 per share, aggregate of $3.3 million) and FCO issued approximately 3.2 million Common Units (valued at $5.50 per unit, aggregate of $17.5 million) and 2.1 million Preferred Units (valued at $25.00 per unit, aggregate of $52.5 million). The Preferred Units may be converted, on or after, October 1, 1999, into 3.5714 Common Units for each Preferred Unit. Subject to certain conditions, beginning on September 1, 1998, Common Units are convertible into one Common Share (or an equivalent cash value, at the sole discretion of the Company) for each Common Unit. Certain Common Units and Preferred Units contain certain restrictions through November 2000.

Concurrently with the Shidler Transactions, the Company issued 273,729 Common Shares (valued at $5.50 per share, aggregate of $1.5 million) in exchange for the assets of Crown, an affiliate of the Company, previously acting as investment advisor to the Company and assisting in the management operations. The contract between Crown and the Company was terminated and the Company entered into a property management agreement with Glacier, all of the interests in which are owned by two current officers of the Company, one of whom is also a current director. Further, the Company retired 27,646 Common Shares previously held by Crown at the time it was acquired.

The property management agreement with Glacier provides for Glacier to manage the seven net lease retail assets of Royale for a term of five years with a minimum fee of $250,000 per annum.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is not currently involved (nor was it involved at September 30, 1997) in any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 2.  Changes in Securities

(a)       Not applicable.
(b)       Not applicable
(c) On October 14, 1997, in connection with the Shidler Transactions, the Company issued 600,000 Common Shares in connection with the formation of FCO and issued 273,729 Common Shares in connection with the Company's acquisition of Crown. Further, the Company retired 27,646 Common Shares.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

          a)   Exhibits filed with Form 10-QSB
          Exhibit Number   Description

               2.1*        Formation/Contribution Agreement dated September 7,

                           1997, as amended, by and among Royale Investments, Inc., H/SIC Corporation, a Delaware corporation, Strategic Facility Investors, Inc., a Delaware corporation, the sole general partner of Blue Bell Investment Company, L.P., a Delaware limited partnership, South Brunswick Investment Company, LLC, a New Jersey limited liability company, a general partner of South Brunswick Investors, L.P., a Delaware limited partnership, ComCourt Investment Corporation, a Pennsylvania corporation, the sole general partner of ComCourt Investors, L.P., a Delaware limited partnership, and Gateway Shannon Development Corporation, a Pennsylvania corporation , the sole general partner of 6385 Flank Drive, L.P., a Pennsylvania limited partnership, with exhibits, as amended by the Amendment thereto dated October 13, 1997.

               2.2* Agreement and Plan of Reorganization between the Company and Crown Advisors, Inc.

               2.3*        FCO, L.P. Partnership Agreement dated October 14,
                           1997.

               2.4* Amended and Restated Partnership Agreement of Blue Bell Investment Company, L.P.

               2.5* Amended and Restated Partnership Agreement of South Brunswick Investors, L.P.

               2.6* Amended and Restated Partnership Agreement of ComCourt Investors, L.P.

               2.7* Amended and Restated Partnership Agreement of 6385 Flank Drive, L.P.

               10.1* Clay W. Hamlin, III Employment Agreement dated October 14, 1997 with FCO, L.P.

               10.2* Registration Rights Agreement dated October 14, 1997 for the benefit of certain shareholders of the Company.

               10.3* Management Agreement between the Company and Glacier Realty, LLC.

               10.4* Senior Secured Credit Agreement dated October 13, 1997 (Exhibits and Schedules have been omitted pursuant to Rule 6.01(b) (2) of Regulation S-K. Such Exhibits and Schedules are listed and described in the Credit Agreement. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, any or all such omitted Exhibits and Schedules.)

               20.*         Press Release dated October 14, 1997.

               27.1         Financial Data Schedule


-------------------------------------------------------------------------------

* Incorporated by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K dated October 28, 1997.



          b)   Reports on Form 8-K.

During the three months ended September 30, 1997, and through November 6, 1997, the Company filed the following:

          (i) a Current Report on Form 8-K dated October 28, 1997, (reporting under Items 1, 2, and 7) regarding the Company's acquisition of the Shidler Acquisition Properties, a portfolio of 10 properties, representing the Mid-Atlantic suburban office operations of The Shidler Group, a national real estate investment firm.

          (ii) a Current Report on Form 8-K dated November 6, 1997 (reporting under Item 4) regarding the Company's change in certifying accountant.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ROYALE INVESTMENTS, INC.


Date:   November 6, 1997        By: /s/ Clay W. Hamlin III
                                ----------------------------
                                Name:   Clay W. Hamlin, III
                                Title:  President and Chief Executive Officer
                                        (Principal Executive Officer)



                                By: /s/ Thomas D. Cassel
                                ----------------------------
                                Name:    Thomas D. Cassel
                                Title:   Vice President Finance
                                         (Principal Financial and
                                              Accounting Officer)