Form 10-K405
period 1997-12-31
CORPORATE OFFICE PROPERTIES TRUST INC
filed 1998-03-31
CIK 860546

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended December 31, 1997    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number 0-20047

                      CORPORATE OFFICE PROPERTIES TRUST
           (Exact name of registrant as specified in its charter)

              Maryland                                  23-2947217
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification No.)

One Logan Square, Suite 1105, Philadelphia, PA             19103
  (Address of principal executive offices)              (Zip Code)


                                (215) 567-1800
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
             Common shares of beneficial interest, .01 par value

    Indicate by check mark whether the (1)registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes   [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,340,000.00 based on the last trade on March 18, 1998 on NASDAQ.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    At March 20, 1998, 2,271,083 shares of the Registrant's Common Shares of Beneficial Interest, .01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e. g., annual report to security holders for fiscal year ended December 24, 1980).

                      CORPORATE OFFICE PROPERTIES TRUST
                              TABLE OF CONTENTS
                                   FORM 10-K

                                                                       PAGE
                                                                      ------
PART I
  Item 1.   Business..............................................       3
  Item 2.   Properties............................................      10
  Item 3.   Legal Proceedings.....................................      16
  Item 4.   Submissions of Matters to a Vote of Security Holders..      16

PART II

  Item 5.   Market Registrant's Common Equity and Related
              Stockholder Matters.................................      17
  Item 6.   Selected Financial Data...............................      19
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................      20
  Item 8.   Financial Statements and Supplementary Data...........      25
  Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................      25

PART III

  Item 10.  Trustees and Executive Officers of the Company........      26
  Item 11.  Executive Compensation................................      30
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management......................................      34
  Item 13.  Certain Relationships and Related Transactions........      36

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8K.............................................      37

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for office properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

    THE COMPANY

    The Company is a self-administered REIT, headquartered in Philadelphia, Pennsylvania, which focuses principally on the ownership, acquisition and management of suburban office properties in high growth submarkets in the United States. The Company currently owns interests in ten suburban office buildings in Pennsylvania and New Jersey containing approximately 1.5 million rentable square feet (the "Office Properties") and seven retail properties located in the Midwest containing approximately 370,000 rentable square feet (the "Retail Properties" and, together with the Office Properties, the "Properties"). As of December 31, 1997, the Properties were over 99% leased. In addition, the Company has options to purchase 44.27 acres of land contiguous to certain of the Office Properties owned by related parties.

    The Company was formed in 1988 as Royale Investments, Inc. to own and acquire retail properties and subsequently became an externally advised REIT. On October 14, 1997, the Company, as part of a series of transactions, acquired the Mid-Atlantic suburban office operations of The Shidler Group, a national real estate firm (the "Transactions"). As a result of the Transactions, the Company relocated its headquarters from Minneapolis to Philadelphia and became self-administered. At that time, Jay Shidler became the Company's Chairman of the Board, and Clay Hamlin became the Company's President and Chief Executive Officer.

    On January 1, 1998, the Company changed its name to Corporate Office Properties Trust, Inc. On March 16, 1998, the Company was reformed as a Maryland real estate investment trust (the "Reformation") and changed its name to Corporate Office Properties Trust. In connection with the Reformation, each share of common stock of Corporate Office Properties Trust, Inc. ("Common Stock") was exchanged for one share of beneficial interest ("Common Share") in Corporate Office Properties Trust. On March 6, 1998, the Company filed a preliminary Registration Statement on Form S-11 for the issuance of 7,500,000 Common Shares (the "Offering").

    The Company has operated and will continue to operate as a REIT under Sections 856 through 860 of the Internal Revenue Code. Under such provisions, the Company must distribute at least 95% of its taxable income to its shareholders and meet certain other asset and income tests. As a REIT, the Company generally is not subject to federal income tax.

    The Company directly owns the Retail Properties. The Company's interests in the Office Properties are held through its subsidiary partnership, Corporate Office Properties, L.P. (formerly FCO, L.P.) (the "Operating Partnership") and its wholly owned subsidiary Corporate Office Properties Holdings, Inc. (formerly FCO Holdings, Inc.) ("Holdings"), and four subsidiary partnerships in which Holdings is the general partner and the Operating Partnership is the majority limited partnership (the "Properties Partnerships") as described below.

    On October 14, 1997, the Company completed the Transactions. For the purposes of the Transactions, the Properties Partnerships (including the Retained Interests as defined below) were treated as having a value of $170 million (which includes the $100 million of indebtedness collateralized by the Properties) (the "Property Financing"). The aggregate consideration issued in the Transactions by the Company and the Operating Partnership to the former general and limited partners of the Properties Partnerships consisted of (x) 600,000 shares of Common Stock (issued at a price of

$5.50 per share), (y) an aggregate of 2,899,310 partnership units that, subject to certain conditions and beginning on September 1, 1998, are convertible into Common Shares at a rate of one common share for every one unit ("Partnership Units") (including 600,000 issued to the Company in consideration for limited partner interests in the Properties Partnerships acquired by it for 600,000 shares of Common Stock and subsequently contributed by it to the Operating Partnership) and (z) 1,913,545 preferred units that, subject to certain conditions and beginning on October 1, 1999, are convertible into Partnership Units at a rate of 3.5714 Partnership Units for every one preferred unit ("Preferred Units"). Partnership Interests representing 11% of three of the Properties Partnerships ("the Retained Interests") are required to be contributed to the Operating Partnership in November 2000 in consideration for the issuance of an aggregate of 282,508 Partnership Units and 186,455 Preferred Units. Concurrently with the closing of the Transactions, the then existing advisory agreement (the "Advisory Agreement") between Crown Advisors, Inc. ("Crown") and the Company was terminated, and the Company entered into a management agreement (the "Management Agreement") with Glacier Realty LLC, a Minnesota limited liability company ("Glacier") owned by Messrs. Beck and Parsinen, officers of the Company. A non-recurring termination expense of $1.4 million, paid in the form of shares of Common Stock (net of certain shares retired), was incurred as a result of the termination of the Advisory Agreement. As a result of the Transactions, the Company became self-administered.

BUSINESS OBJECTIVES AND GROWTH STRATEGIES

    The Company has filed a registration statement on Form S-11 which, if completed, will result in the issuance of a significant amount of Common Shares. In addition, the Company is likely to issue directly, or through the issuance of Partnership Units and Preferred Units (together "Units") by the Operating Partnership, a substantial number of Common Shares or Units redeemable or exchangeable for Common Shares, in connection with acquisitions. The Company is presently exploring a number of potential acquisitions, some of which could be material and a number of which could be effected in the near term in the event the Company's explorations are successful.

INDUSTRY SEGMENTS

    The Company operates in only one industry segment.

EMPLOYEES

    As of December 31, 1997, the Company employed nine persons.

COMPETITION

    Numerous commercial properties compete with the Company's properties in attracting tenants to lease space, and additional properties can be expected to be built in the markets in which the Company's properties are located. The number and quality of competitive commercial properties in a particular area will have a material effect on the rents charged and on the Company's ability to lease space at its current properties or at newly acquired properties. Some of these competing properties may be newer or better located than the Company's properties. In addition, the commercial real estate market is highly competitive, particularly within the Mid-Atlantic region in which the Company presently operates. There are a significant number of buyers of commercial property, including other publicly traded commercial REITs, many of which have significant financial resources. This has resulted in increased competition in acquiring attractive commercial properties. Accordingly, it is possible that the Company may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors which may have an adverse effect on the Company's expected growth in operations.

MAJOR TENANTS

    During 1997, four major tenants comprised 64% of total rental income, each individually represented 10% or more of the Company's Total Rental Revenue. See "Properties -- Major Properties." In the event that one or more of these tenants experience financial difficulties, or default on their obligation to make rental payments to the Company, the Company's financial performance and ability to make expected distributions to shareholders would be materially adversely affected.

    All of the Office Properties are located in the greater Philadelphia and Harrisburg, Pennsylvania regions and the Princeton, New Jersey region. See "Properties -- The Office Properties." As a result, the Company does not have the benefits of portfolio geographic diversity and is subject to any issues selectively affecting these regions. Therefore, in the long term, based upon the properties currently owned directly or indirectly by the Company, the Company's financial performance and ability to make expected distributions to shareholders is dependent upon the Philadelphia, Harrisburg and Princeton markets. There can be no assurance as to the stability or growth conditions of the Philadelphia, Harrisburg and Princeton markets.

ENVIRONMENTAL MATTERS

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including ACMs, into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to release hazardous substances, including ACMs. As the owner of real properties, the Company may be potentially liable for any such costs.

    Phase I ESAs have been obtained for each of the Properties. The purpose of Phase I ESAs is to identify potential sources of contamination for which a company may be responsible and to assess the status of environmental regulatory compliance. Where recommended in the Phase I ESA, invasive procedures, such as soil sampling and testing or the installation and monitoring of groundwater wells, were subsequently performed. The Phase I ESAs including subsequent procedures where applicable, have not revealed any environmental liability that, after giving effect to indemnification available to the Company, the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such material environmental liability.

Nevertheless, it is possible that the indemnification would be unavailable at the time the Company sought to make a claim thereunder, the Phase I ESAs relating to any one of its properties have not revealed all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

INVESTMENT POLICIES

    INVESTMENTS IN REAL ESTATE OR INTERESTS IN REAL ESTATE. The Company owns the net Retail Properties directly but intends to conduct all of its other investment activities through the Operating Partnership and its subsidiaries and other affiliates and joint ventures in which the Operating Partnership or a subsidiary may be a partner. The Company's investment objectives are to provide quarterly cash distributions and achieve long-term capital appreciation through increases in the value of the Company's portfolio of properties and its operations. For a discussion of the Properties, see "Properties." The Company's policies are to (i) purchase income-producing suburban office properties primarily for long-term capital appreciation and rental growth and (ii) expand and improve its current properties or other properties purchased or sell such properties, in whole or in part, when circumstances warrant. To a lesser extent, the Company intends to grow through the selective development, redevelopment and construction of commercial properties. The Company does not intend to expand its existing investments in net leased retail properties and, to the extent appropriate opportunities arise, it may contribute some or all of these properties to the Operating Partnership in exchange for additional Units or sell or exchange some or all of these properties and reinvest any net cash proceeds in suburban office properties.

    Equity investments may be subject to existing mortgage financing and other indebtedness or to such financing or indebtedness as may be incurred in connection with acquiring or refinancing such equity investments. Debt service with respect to such financing or indebtedness will have a priority over any distributions with respect to the Common Shares and Units. Investments are also subject to the Company's policy not to be treated as an investment company under the Investment Company Act of 1940.

    The Company intends to concentrate on acquiring, owning and operating suburban office properties, and future investment or development activities will not be limited to any geographic area or product type or to a specified percentage of the Company's assets. While the Company intends to seek diversity in its investments in terms of property locations, size and market, the Company does not have any limit on the amount or percentage of its assets that may be invested in any one property or any one geographic area. The Company intends to engage in such future investment and development activities in a manner which is consistent with the maintenance of its status as a REIT for federal income tax purposes.

    INVESTMENTS IN REAL ESTATE MORTGAGES. While the Company's current portfolio consists of, and the Company's business objectives emphasize, equity investments in suburban office properties, the Company may, at the discretion of the Board of Trustees, invest in mortgages and deeds of trust, consistent with the Company's continued qualification as a REIT for federal income tax purposes, including participating or convertible mortgages if the Company concludes that it may benefit from the cash flow or any appreciation in value of the property secured by such mortgages. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable the Company to recoup its full investment.

    SECURITIES OF OR INTERESTS IN PERSONS PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES AND OTHER ISSUES. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities. The Company may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with the Company's investment policies. Such investments may permit the Company to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. The Company has no plans to enter into a joint venture or partnership to make an investment that would not otherwise meet its investment policies.

FINANCING POLICIES

    In conjunction with its growth strategies, the Company has developed a two-phase capitalization strategy. The Company intends during the first phase of this strategy, a period of rapid growth of the Company, to emphasize the issuance of Units as tax-deferred consideration to sellers in entity and portfolio acquisitions. To accelerate growth in FFO per share during this period, the Company will utilize a minimum cash flow to debt service coverage ratio of approximately 1.6 to 1.0, which is anticipated to equate to a ratio of debt to total market capitalization of between 40% and 60%. The Company believes a 1.6 times cash flow coverage ratio is conservative for a seasoned pool of suburban office buildings and is a more appropriate measure of entity leverage than the conventional REIT measure of total debt outstanding to total market capitalization. During the second phase of this strategy, the Company plans to gradually reduce its debt as a percentage of total market capitalization while continuing to grow FFO per share. The Company's plan to reduce its debt in the future is designed to achieve an investment grade rating and provide the Company access to the corporate unsecured debt market. The Declaration of Trust and the Bylaws, however, do not limit the amount or percentage of indebtedness that the Company may incur, and the Company may from time to time modify its debt policy in light of current economic conditions, relative costs of debt and equity capital, the market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of its Common Shares, growth and acquisition opportunities and other factors. Any increase in the Company's level of indebtedness results in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company and the Company's ability to make distributions to shareholders. The Company will consider a number of factors in making decisions regarding the incurrence of debt, such as the purchase price of properties to be acquired with debt financing, the estimated market value of properties upon refinancing and the ability of particular properties and the Company as a whole to generate sufficient cash flow to cover expected debt service.

    The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

    To the extent that the Board of Trustees decides to obtain additional capital, the Company may raise such capital through additional equity offerings (including offerings of senior securities), debt financings or retention of cash available for distribution (subject to provisions in the Code concerning taxability of undistributed REIT income), or a combination of these methods. As long as the Operating

Partnership is in existence, the net proceeds of the sale of Common Shares by the Company will be transferred to the Operating Partnership in exchange for that number of Partnership Units in the Operating Partnership equal to the number of Common Shares sold by the Company. The Company presently anticipates that any additional borrowings would be made through the Operating Partnership, although the Company may incur indebtedness directly and loan the proceeds to the Operating Partnership. Borrowings may be unsecured or may be secured by any or all of the assets of the Company, the Operating Partnership or any existing or new property owning partnership and may have full or limited recourse to all or any portion of the assets of the Company, the Operating Partnership or any existing or new property owning partnership. Indebtedness incurred by the Company may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from any borrowings by the Company may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties, and for the payment of distributions.

MORTGAGE DEBT

    The following table sets forth the Company's mortgage indebtedness outstanding at December 31, 1997:

                                  FACE         PRINCIPAL                                   ANNUAL
                                 AMOUNT         BALANCE                      INTEREST       DEBT                     PRE-
                                   OF            AS OF       ACCUMULATED     RATE AT      SERVICE    MATURITY       PAYMENT
PROPERTY/LOCATION               MORTGAGE        12/31/97     AMORTIZATION    12/31/97       (1)        DATE         PREMIUMS
---------------------------  --------------  --------------  ------------  ------------  ----------  -----------  -----------
Plymouth, MN and
  Indianapolis, IN.........  $  4,800,000    $  4,660,648     $139,352         9.500%    $  490,684   06/01/02(2)  Yld. Maint.
Peru, IL...................     2,650,000       2,429,348      220,652         8.000%       257,868   11/01/13     Yld. Maint.
Minot, ND..................     2,850,000       2,628,356      221,644         8.000%       277,331   02/01/14     Yld. Maint.
Glendale, WI...............     1,200,000       1,055,731      144,269         7.750%       127,224   04/01/11     (3)
Oconomowac, WI.............     1,800,000       1,737,046       62,954         7.625%       153,000   06/10/14     Yld. Maint.
Delafield, WI..............     2,000,000       1,864,231      135,769         8.125%(4)    202,617   12/10/04(5)  Yld. Maint.
Office Properties..........   100,000,000     100,000,000            0         7.500%     7,500,000   10/13/00(6)  None
                             ------------    ------------     --------                   ----------
  Total Mortgage
  Indebtedness.............  $115,300,000    $114,375,360     $924,640                   $9,008,724
                             ------------    ------------     --------                   ----------
                             ------------    ------------     --------                   ----------

------------------------

(1) "Annual Debt Service" is calculated for the twelve-month period ending December 31, 1997. For loans that bear interest at a variable rate, the rates in effect at December 31, 1997 have been assumed to remain constant for the balance of 1997. The debt service has been annualized for the Property Financing.

(2) A balloon payment of $4,434,000 is due on June 1, 2002.

(3) Until May 1, 1999, there is a prepayment premium of 5.0%. As of May 1, for each year thereafter, the prepayment premium decreases by 0.5%.

(4) Until November 30, 1999, the interest rate is 8.125%. Thereafter, the interest rate is the greater of the current 5 year U.S. Treasury Yield plus 1.80% or 8.125%.

(5) A balloon payment of $1,401,000 is due on December 10, 2004.

(6) A balloon payment of any amount then outstanding under the Property Financing is due on October 13, 2000.

    Immediately prior to the Acquisition, each of the Properties Partnerships jointly and severally entered into the $100 million Property Financing with Bankers Trust Company. Approximately $96.1 million of the proceeds of the Property Financing was used by entities other than the Company and the Operating Partnership to refinance indebtedness of or secured by the assets of the Properties Partnerships and to pay various costs in connection with the Transactions. Approximately $3.9 million of the proceeds of the Property Financing was contributed to the Operating Partnership in connection with the Transactions. The Operating Partnership used approximately $2.9 million of these funds to pay various costs associated with the Transactions and retained approximately
$1.0 million for working capital needs.

    The Operating Partnership is a joint and several obligor in respect of the Property Financing. The Company and Holdings are not obligors with respect to the Property Financing, but have pledged certain assets described in the following sentence to secure repayment of the Property Financing. Substantially all of the assets of the Properties Partnerships and the Operating Partnership's and Holdings' interests in the Properties Partnerships and the Company's interests in Holdings and the Operating Partnership have been pledged or mortgaged to secure the Properties Partnerships' and the Operating Partnership's joint and several obligations in respect of the Property Financing.

    The initial term of the Property Financing is three years with the right given to the obligors to extend it, subject to the satisfaction of certain conditions precedent thereto, for two successive one-year extensions. Borrowings under the Property Financing bear interest at the rate of 7.5% per annum. In the event that the Property Financing is extended after the third anniversary or following an event of default during the first three years, the borrowings under the Property Financing will bear interest at a floating rate based on LIBOR plus 2.5%.

    The Property Financing contains, among other things, covenants restricting the ability of the Operating Partnership to make distributions. The Property Financing also contains covenants restricting the ability of each Properties Partnership to incur indebtedness, create liens, make certain investments, enter into transactions with affiliates and otherwise restrict activities. The Property Financing also contains the following financial covenants binding upon the Company and its subsidiaries: maintenance of consolidated net worth, a minimum consolidated interest coverage ratio, a maximum consolidated unhedged floating rate debt ratio and a maximum consolidated total indebtedness ratio. Each Properties Partnership must also maintain a minimum property interest coverage ratio and a minimum property hedged interest coverage ratio.

    Events of default under the Property Financing include, among other things, default in the payment of principal or interest on borrowings outstanding under the Property Financing, any payment default in respect of material amounts of indebtedness of the Company or its subsidiaries, any non-payment default on such indebtedness, any material breach of the covenants or representations and warranties included in the Property Financing and related documents, the institution of any bankruptcy proceedings and the failure of any security agreement related to the Property Financing or lien granted thereunder to be valid and enforceable. Upon the occurrence and continuance of an event of default under the Property Financing, the lender may declare the then outstanding loans due and payable.

    In March 1998, the Company entered into a conditional agreement with Bankers Trust Company regarding the Property Financing to repay up to $70 million from the proceeds of the Offering pursuant to which the Company has been granted the right to reborrow, in minimum amounts of $20 million (or the remaining undrawn amount, if less), the entire $70 million repaid with the net proceeds of the Offering for the purpose of acquiring commercial office building real property and paying related fees and expenses. This right must be exercised within nine months of the date of the Offering. Prior to the end of the nine-month period, the Company may reborrow the remaining amount of the prepayment not previously reborrowed and use the proceeds to purchase marketable securities in which Bankers Trust Company will have a security interest. The Company may not reborrow the $70 million unless there are no defaults or events of default under the Property Financing, the Company provides Bankers Trust Company with satisfactory assurances that Bankers Trust Company has a first priority lien on the existing Office Properties for the entire amount of the loan outstanding under the

Property Financing and the Company pays certain draw down fees. The Company will pay an unused facility fee for the period between prepayment and reborrowing.

ITEM 2. PROPERTIES

THE OFFICE PROPERTIES

    Set forth below is certain information with respect to the Office Properties for the year ended December 31, 1997.

                                                                      TOTAL                        TOTAL
                                                                    BASE RENT                    BASE RENT
                                                    PERCENTAGE       FOR THE                        PER
                         YEAR        RENTABLE         LEASED        12 MONTHS     PERCENTAGE      RENTABLE         MAJOR TENANTS
                        BUILT/        SQUARE          (AS OF          ENDED        OF TOTAL       SQUARE         (10% OR MORE OF
PROPERTY LOCATION      RENOVATED       FEET          12/31/97)    12/31/97 (1)    BASE RENT      FOOT (1)     RENTABLE SQUARE FEET)
-----------------      ---------  ---------------  -------------  -------------  ------------  -------------  ---------------------
Philadelphia Region
 Unisys World Hdqtrs
   751 Jolly Rd......  1966/1991       112,958        100.0%       $ 1,597,964         8.5%        $14.15(2)  Unisys(100%)
   753 Jolly Rd...... 1960/1992-94     424,380        100.0%         3,287,716        47.5%          7.75     Unisys(100%)
                                       -------                     -----------        -----
     Combined Total..                  537,338                       4,885,680        26.0%          9.09
   760 Jolly Rd.       1974/1994       199,380        100.0%         2,821,560        15.1%         14.15(2)  Unisys(100%)
                                       -------                     -----------        -----
     Combined Total..                  736,718                       7,707,240        41.1%         10.46
Merck Building
   785 Jolly Rd.       1970/1996       218,219        100.0%         2,318,232        12.3%         10.62     Unisys with 100%
                                                                                                                sublease to Merck.
                                       -------                     -----------        -----
Region Total.........                  954,937                      10,025,472        53.4%        $10.50

Harrisburg Region
 Gateway Corporate Ctr.
   6385 Flank Dr.....     1995          32,800        100.0%           340,949         1.8%        $10.39     Cowles Magazine(35%)
                                                                                                              Orion Capital(26%)
 Commerce Court
   2601 Market Pl....     1989          67,377         98.2%           985,369         5.2%         14.62     Penn State
                                                                                                                Geisinger(38%)
                                                                                                              Ernst & Young(26%)
                                                                                                              Texas-Eastern Gas
                                                                                                              Pipeline Co.(26%)
   2605 Interstate Dr.    1990          84,268        100.0%         1,168,119         6.2%         13.86     PA Emergency Mgmt.
                                                                                                                Agency(56%)
                                       -------                     -----------        -----
                                                                                                              USF&G(24%)
                                                                                                              Health Central(15%)
Region Total.........                  184,445                       2,494,437        13.2%        $13.52

Princeton Region
 Teleport National
  Hdqtrs.
   429 Ridge Rd......  1966/1996       142,385        100.0%         1,950,810        10.4%        $13.70     TCG(100%)(3)

   437 Ridge Rd......  1962/1996        30,000        100.0%           349,500         1.9%         11.65     IBM with 100%
                                                                                                                sublease to TCG
 IBM  Building
   431 Ridge Rd.       1958/1967       170,000        100.0%         1,445,000         7.7%          8.50     IBM(100%)
                                       -------                     -----------        -----
Region Total.........                  342,385                       3,745,310        20.0%        $10.94
                                       -------                     -----------        -----
      Total/Weighted Average         1,481,767         99.9%       $16,265,219        86.6%        $10.98
                                       -------                     -----------        -----
                                       -------                     -----------        -----

------------------------

(1) "Total Base Rent" for the twelve months ended December 31, 1997 represents base rents received during the period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principals determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges. These amounts reflect the annualized revenue of the Office Properties acquired by the Company on October 14, 1997.

(2) Property is triple net leased.

(3) On January 8, 1998, TCG announced its intention to merge with a subsidiary of AT&T Corporation.

THE RETAIL PROPERTIES

    Set forth below is certain information with respect to the Company's retail properties for the year ended December 31, 1997. All of the Retail Properties are leased on a triple net basis.

                                                                                                        TOTAL
                                                                                                      BASE RENT
                                                            PERCENTAGE                PERCENTAGE         PER
                                   YEAR        RENTABLE       LEASED        TOTAL      OF TOTAL       RENTABLE
                                  BUILT/        SQUARE        (AS OF        BASE         BASE          SQUARE
PROPERTY LOCATION                RENOVATED       FEET        12/31/97)    RENT (1)     RENT (1)        FOOT(1)
-----------------------------  -------------  -----------  -------------  ---------  -------------  -------------
SuperValu Stores, Inc.
  Indianapolis, IN
    5835 West 10th St.                1991        67,541         100.0%  $  548,196         2.90%     $    8.12
  Plymouth, MN
    3550 Vicksburg Ln.                1991        67,510         100.0%     522,813         2.80%          7.74
Nash-Finch Stores
  Minot, ND
    2100 S. Broadway                  1993        46,134         100.0%     317,040         1.70%          6.87
  Peru, IL
    1351 38th St. North               1993        60,232         100.0%     347,208         1.80%          5.76
Fleming Companies Stores
  Delafield, WI
    3265 Golf Rd.                     1994        52,800         100.0%     330,564         1.80%          6.26
  Glendale, WI
    7601 N. Port Washington
      Rd.                             1992        36,248         100.0%     177,984         1.00%          4.91
  Oconomowac, WI
    630 E. Wisconsin Ave.             1994        39,272         100.0%     264,799         1.40%          6.74
                                              -----------        -----    ---------        -----            ---
Total/Weighted Average                           369,737         100.0%  $2,508,604        13.40%     $    6.78
                                              -----------        -----    ---------        -----            ---

PROPERTY LOCATION                     TENANTS
-----------------------------  ----------------------
SuperValu Stores, Inc.
  Indianapolis, IN
    5835 West 10th St.         SV Ventures
  Plymouth, MN
    3550 Vicksburg Ln.         Innsbruck Investments
Nash-Finch Stores
  Minot, ND
    2100 S. Broadway           Nash-Finch Company
  Peru, IL
    1351 38th St. North        Nash-Finch Company
Fleming Companies Stores
  Delafield, WI
    3265 Golf Rd.              Fleming Companies,
                               Inc.
  Glendale, WI
    7601 N. Port Washington    Fleming Companies,
      Rd.                      Inc.
  Oconomowac, WI
                               Fleming Companies,
    630 E. Wisconsin Ave.      Inc.
Total/Weighted Average

------------------------

(1) "Total Base Rent" for the twelve months ended December 31, 1997 represents base rents received during the period, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principals determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

    Lease Expiration -- Portfolio Total

    The following table sets forth a summary schedule of the lease expirations for the Company's Properties for leases in place as of December 31, 1997, assuming that none of the tenants exercise renewal options.

                                                                                                            TOTAL
                                                                                            TOTAL         BASE RENT
                                                             SQUARE                       BASE RENT      OF EXPIRING
                YEAR OF                      NUMBER OF     FOOTAGE OF    PERCENTAGE OF   OF EXPIRING       LEASES
                 LEASE                        LEASES        EXPIRING     TOTAL LEASED      LEASES       PER RENTABLE
               EXPIRATION                    EXPIRING        LEASES       SQUARE FEET    ($000) (1)    SQUARE FOOT (1)
----------------------------------------  ---------------  -----------  ---------------  -----------  -----------------
1998....................................             0              0            0.0%     $       0       $    0.00
1999....................................             2          4,420            0.2%            56           12.65
2000....................................             3         33,766            1.8%           503           14.90
2001....................................             4         71,263            3.9%           972           13.63
2002....................................             6        208,632           11.3%         1,940            9.30
2003....................................             0              0            0.0%             0               0
2004....................................             0              0            0.0%             0               0
2005....................................             0              0            0.0%             0               0
2006....................................             2         97,510            5.3%         1,068           10.96
2007....................................             2         35,164            1.9%           650           18.50
2008 and beyond.........................            10      1,399,549           75.6%        14,710           10.51
                                                    --
                                                           -----------         -----     -----------         ------
Total...................................            29      1,850,304          100.0%     $  19,900       $   10.76
                                                    --
                                                    --
                                                           -----------         -----     -----------         ------
                                                           -----------         -----     -----------         ------


                                           PERCENTAGE OF
                YEAR OF                        TOTAL
                 LEASE                       BASE RENT
               EXPIRATION                  EXPIRING (1)
----------------------------------------  ---------------
1998....................................           0.0%
1999....................................           0.3%
2000....................................           0.4%
2001....................................           0.4%
2002....................................          16.5%
2003....................................           0.0%
2004....................................           0.0%
2005....................................           0.0%
2006....................................           2.9%
2007....................................           2.9%
2008 and beyond.........................          69.9%

                                                 -----
Total...................................         100.0%

                                                 -----
                                                 -----

------------------------

(1) "Total Base Rent" represents base rents for expiring leases, excluding tenant reimbursements, calculated in accordance with generally accepted accounting principals determined on a straight-line basis. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and escalations and common area maintenance and utility charges.

MAJOR PROPERTIES

    PHILADELPHIA REGION

    The Company owns four properties in the Blue Bell/Plymouth Meeting/Fort Washington submarket.

    The Merck Building: The Merck Building is a 218,219 square foot office building located on 28 acres at 785 Jolly Road in Blue Bell, Montgomery County, Pennsylvania. The building has a one-story lobby with a structural steel frame and brick exterior.

    The building is currently 50% occupied by Unisys and 50% occupied by Merck & Co. Inc. ("Merck"), which has exercised its option to occupy 100% of the building commencing on January 1, 1999. The building is leased in its entirety to Unisys on a triple net basis through June 30, 2009 with the tenant responsible for the payment of all operating and capital improvement expenses of the property. The lease provides for 2% annual increases in the base rent. Merck has subleased one-half of the building from Unisys through June 30, 2009, the remainder of the Unisys lease term. The Merck sublease contains a call option under which Merck can take the remainder of the space in the building and a put option under which Unisys can cause Merck to take the remaining space. Merck has exercised its option to become the sole occupant of the building commencing on January 1, 1999. Under the sublease, Merck has a direct obligation to pay the landlord if Unisys were to default on its obligations. The two-story brick building was constructed in 1970 as the Remington Rand Headquarters and was renovated by Merck in 1996.

    The aggregate undepreciated tax basis of depreciable real property for 785 Jolly Road for Federal income tax purposes was $9,987,000 as of December 31, 1997. Depreciation is computed on the straight-line method over 40 years.

    The current real estate tax for 785 Jolly Road is $31.622 per $100 of assessed value. The total annual tax for 785 Jolly Road at this rate for the 1997-1998 tax year is $289,942 (at an assessed value of $916,900). The entire county was revalued in 1998 and as a result, the real estate assessment increased to $16,114,020. As a result of the revaluation, the taxing authorities will adjust downward the real estate tax rates.

    Unisys World Headquarters: The Unisys World Headquarters, located on 84 acres in Blue Bell, Montgomery County, Pennsylvania, consists of 736,718 square feet contained in three office buildings in a suburban office campus setting.

    All of the buildings are leased to Unisys under separate leases which expire June 30, 2009. The buildings are leased on a triple net basis though June 30, 2009 with the tenant responsible for the payment of all operating and capital improvement expenses of the property. The leases provide for 2% annual increases in the base rent.

    - 751 Jolly Road: The first building comprising the Unisys World Headquarters consists of 112,958 square feet in a two-story steel frame facility. Exterior walls of glass and concrete panels enclose the executive offices, boardroom, and worldwide telecommunications facilities of this international corporation. The building was substantially renovated by Unisys in 1991.

    - 753 Jolly Road: The second building comprising the Unisys World Headquarters is a single story office/flex building with structural steel frame and brick, block and glass exterior containing 424,380 square feet. The building possesses the heavy power capabilities, fiber optics, upgraded HVAC and telecommunications and electronic systems necessary to support this Fortune 500 technology company. The building contains the primary software engineering and development divisions for Unisys, as well as general offices. Renovation of this building has been ongoing since 1993, during which time Unisys has expended over $6 million in capital improvements on the building.

      Both 751 Jolly Road and 753 Jolly Road are leased under a single lease with Unisys, which has posted a cash security deposit in the amount of $12.75 million under the lease.

      The aggregate undepreciated tax basis of depreciable real property for 751 Jolly Road and 753 Jolly Road for Federal income tax purposes was $24,592,000 as of December 31, 1997. Depreciation is computed on the straight-line method over 40 years.

      The 1997 real estate tax for 751 Jolly Road and 753 Jolly Road is $31.622 per $100 of assessed value. The total annual tax for 751 Jolly Road and 753 Jolly Road at this rate for the 1997-98 tax year is $389,614 (at an assessed value of $1,232,100). The entire county was revalued in 1998 and as a result, the real estate assessment increased to

      $29,050,890. As a result of the revaluation, the taxing authorities will adjust downward the real estate tax rates.

    - 760 Jolly Road: The third building comprising the Unisys World Headquarters is a 199,380 square foot office building situated on 29.67 acres. This building serves as the headquarters for Unisys' worldwide marketing operations. The three-story building consists of structural steel framing with brick and concrete panel exterior walls. This technologically advanced building contains the latest telecommunications and electronic systems, a high tech display center and a cafeteria.

      The aggregate undepreciated tax basis of depreciable real property for 760 Jolly Road for Federal income tax purposes was $9,125,000 as of December 31, 1997. Depreciation is computed on the straight-line method over 40 years.

      The current real estate tax for 760 Jolly Road is $31.622 per $100 of assessed value. The total annual tax for 760 Jolly Road at this rate for the 1997-1998 tax year is $235,078 (at an assessed value of $743,400). The entire county was revalued in 1998 and as a result, the real estate assessment increased to $15,703,760). As a result of the revaluation, the taxing authorities will adjust downward the real estate tax rates.

    The following table sets forth information for 785 Jolly Road, 751 Jolly Road, 753 Jolly Road and 760 Jolly Road, collectively:

                                                       ANNUALIZED              ANNUAL NET
                                                        RENT PER             EFFECTIVE RENT
                                   PERCENT               LEASED                PER LEASED
            YEAR-END                LEASED             SQUARE FOOT             SQUARE FOOT
           -----------            -----------         -------------         ---------------
              1997                    100%              $    9.27               $    9.27
              1996                    100%                   9.09                    9.09
              1995                    100%                   8.91                    8.91
              1994                    100%                   8.74                    8.74
              1993                    100%                   8.57                    8.57

PRINCETON REGION

    The Company owns three properties in the Exit 8A--Cranbury submarket.

    Princeton Technology Center: The Princeton Technology Center, a corporate business park located on 18.8 acres in Dayton, New Jersey, consists of three parcels and 342,385 rentable square feet contained in three separate buildings -- two office buildings and an office/flex building.

    - 429 Ridge Road: The first of two buildings leased to TCG is a 142,385 square feet three-story building on 14 acres. TCG is a leading fiber optic based telecommunications company. In January 1998, AT&T announced its agreement to acquire TCG. This three-story building has a structural steel frame with brick, metal panel and glass exterior. TCG operates a National Monitoring Center and its national training headquarters at this location and has made a multi-million dollar investment in the building. The initial term of TCG's lease ends in 2008. The building was totally renovated in 1996 and 1997 and provides the latest in technologically advanced telecommunications and electronics capabilities.

      The following table sets forth certain information for 429 Ridge Road:

                                                       ANNUALIZED              ANNUAL NET
                                                        RENT PER             EFFECTIVE RENT
                                   PERCENT               LEASED                PER LEASED
            YEAR-END                LEASED             SQUARE FOOT             SQUARE FOOT
           -----------            -----------         -------------         ---------------
              1997                   100%               $   17.62               $   12.62
              1996                    61%                   17.62                   12.62
              1995                     0%                    0.00                    0.00

      The aggregate undepreciated tax basis of depreciable real property for 429 Ridge Road for Federal income tax purposes was $7,770,000 as of December 31, 1997. Depreciation is computed on the straight-line method over 40 years.

      The current real estate tax for 429 Ridge Road is $2.48 per $100 of assessed value. The total annual tax for 429 Ridge Road at this rate for the 1997-1998 tax year is $119,640 (at an assessed value of $4,824,200).

    - 437 Ridge Road: The second of the buildings leased to TCG consists of a 30,000 square feet single-story building. The building has a glass exterior along with a glass enclosed landscaped courtyard. TCG occupies the building under a sublease with IBM through April 2002, and a direct lease extending its occupancy through December 2006. The Chief Executive Officer and other executive officers work out of this facility. TCG totally renovated this building at a cost exceeding $2 million for TCG's initial occupancy beginning November 1, 1996.

    - 431 Ridge Road: 431 Ridge Road is a 170,000 square feet single-story office and research building which is leased in its entirety to IBM through March 31, 2002. The building has a structural steel frame with glass, metal panel and block exterior. The large floorplate, ample parking and ceiling height make the building highly adaptable for either office or research uses.

      The following table sets forth certain information for 431 Ridge Road:

                                                       ANNUALIZED              ANNUAL NET
                                                        RENT PER             EFFECTIVE RENT
                                   PERCENT               LEASED                PER LEASED
            YEAR-END                LEASED             SQUARE FOOT             SQUARE FOOT
           -----------            -----------         -------------         ---------------
              1997                   100%               $   16.28              $    8.50
              1996                   100%                   16.35                   8.50
              1995                   100%                   16.68                   8.50

      The aggregate undepreciated tax basis of depreciable real property for 431 Ridge Road for Federal income tax purposes was $7,082,000 as of December 31, 1997. Depreciation is computed on the straight-line method over 40 years.

      The current real estate tax for 431 and 437 Ridge Road is $2.48 per $100 of assessed value. The total annual tax for 431 and 437 Ridge Road at this rate for the 1997-1998 tax year is $190,305 (at an assessed value of $7,673,600).

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matter was submitted to a vote of security holders during the Company's fourth quarter:

    (a) Meeting type and date                      Special Meeting held on December 22, 1997

    (b) Directors elected at meeting              Not applicable

    (c) Description of each matter
        voted on at meeting

        Resolution to change the                   Results of votes
        name of the Company from                     For                                     1,339,185.241
        Royale Investments, Inc. to                  Against or withheld                        17,390.559
        Corporate Office Properties Trust, Inc.      Abstentions and broker non-votes           15,609.826

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS

    The Common Shares are listed for trading on NASDAQ under the symbol "COPT." Prior to January 1, 1998, the Common Stock was listed on NASDAQ under the symbol "RLIN." The following table sets forth the range of the high and low last reported sale prices as reported on NASDAQ, as well as the quarterly distributions per share of Common Stock declared and paid, prior to the Company Reformation, and per Common Share thereafter. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

                                                                                      LOW       HIGH     DISTRIBUTION
                                                                                   ---------  ---------  -----------
1996
   First Quarter.................................................................  $   4.750  $   5.375   $   0.125
   Second Quarter................................................................      4.875      5.750       0.125
   Third Quarter.................................................................      4.875      5.750       0.125
   Fourth Quarter................................................................      4.750      5.500       0.125

1997
   First Quarter.................................................................      4.500      6.000       0.125
   Second Quarter................................................................      4.500      5.625       0.125
   Third Quarter.................................................................      5.000      7.875       0.125
   Fourth Quarter................................................................      6.813     11.750       0.125

1998
   First Quarter.................................................................      9.750     14.000       0.150
     (through March 20, 1998)

    On September 5, 1997, the last trading day before the announcement of the Transactions, the last sale price for the Common Stock, as reported on NASDAQ, was $5-9/16. On September 8, 1997, the date on which the Transactions were first announced, the last sale price for the Common Stock, as reported on NASDAQ, was $7-7/8 per share. On October 13, 1997, the day before the Transactions were consummated, the last sale price for the Common Stock, as reported on NASDAQ, was $7-5/8 per share. On March 20, 1998, the last sale price for the Common Stock, as reported on NASDAQ, was 13-7/8 share. The approximate number of holders of record of the shares of Common Stock was approximately 228 as of March 20, 1998.

    During 1997, the Company made regular quarterly cash distributions to its shareholders based upon a quarterly distribution of $0.125 per Common Share or $0.50 per Common Share annualized. On March 16, 1998, the Board of Directors increased its quarterly dividend to $0.15 per Common Share or $0.60 per Common Share annualized (or an annual distribution rate of approximately 4.3% based on the last trade price of the Common Shares on NASDAQ on March 20, 1998).

    Future distributions by the Company, however, will be at the discretion of the Board of Trustees. The Company's ability to pay cash distributions in the future will be dependent upon (i) amounts distributed by the Operating Partnership from properties or interests held by it, (ii) income from the properties held directly by the Company, (iii) cash generated by financing transactions and (iv) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. The ability of the Company to make cash distributions will also be limited by the terms of the Operating Partnership Agreement and the Property Financing as well as limitations imposed by state law and the agreements governing any future indebtedness of the Company or the Operating Partnership.

ITEM 6. SELECTED FINANCIAL DATA

Corporate Office Properties Trust, Inc.

    The following selected financial data as of and for each of the years ended December 31, 1993 through 1997 has been derived from and should be read in conjunction with the Company's audited financial statements for those years. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the notes thereto of the Company included eslewhere in this form 10-K.

                                                                                  HISTORICAL
                                                            ------------------------------------------------------

                                                               1997        1996      1995        1994     1993
                                                            ----------  ---------  ---------  ---------  ---------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
    Revenue:
        Rental income.....................................  $    6,122  $   2,477  $   2,436  $   2,038  $   1,073
        Tenant recoveries and other income................         496         32         48        217         70
                                                            ----------  ---------  ---------  ---------  ---------
           Total revenue..................................       6,618      2,509      2,484      2,255      1,143
     Expenses:
        Interest..........................................       2,855      1,246      1,267      1,098        461
        Depreciation and amortization.....................       1,331        567        567        476        256
        Property expenses.................................         728         31         42         43         63
        General and administrative........................         533        372        336        337        183
        Termination of Advisory Agreement(1)..............       1,353
                                                            ----------  ---------  ---------  ---------  ---------
           Total expenses...... ..........................       6,800      2,216      2,212      1,954        963
     Income (loss) before minority interests..............        (182)       293        272        301        180
     Income allocated to minority interests...............        (785)         0          0          0          0
     Net income (loss) (1)................................  $     (967) $     293  $     272  $     301  $     180
                                                            ----------  ---------  ---------  ---------  ---------
     Net income (loss) per common share (1)...............  $    (0.60) $    0.21  $    0.19  $    0.21  $    0.17
                                                            ----------  ---------  ---------  ---------  ---------
     Cash dividends/distributions declared................  $      816  $     710  $     710  $   1,207  $     923
                                                            ----------  ---------  ---------  ---------  ---------
     Cash dividends/distributions per share...............  $     0.50  $    0.50  $    0.50  $    0.85  $    0.88
                                                            ----------  ---------  ---------  ---------  ---------
Balance Sheet Data (as of period end):
     Real estate investments, net of accumulated
        depreciation......................................  $  188,625  $  23,070  $  23,624  $  24,179  $  15,110
     Total assets.........................................     193,534     24,197     24,779     25,647     18,882
     Mortgages payable....................................     114,375     14,658     14,916     15,153      7,450
     Total liabilities....................................     117,008     15,026     15,191     15,620      7,950
     Minority interests...................................      64,862
     Stockholders' equity.................................      11,664      9,171      9,588     10,026     10,932

Other Data:
     Cash flows provided by (used in):
        Operating activities..............................  $    3,216  $     840  $     678  $     690  $     358
        Investing activities..............................         973        127       (551)    (9,511)    (5,461)
        Financing activities..............................      (1,052)      (967)    (1,001)     6,357      7,829
     Funds from operations (2)............................       1,718        847        827        768        437
     Weighted average shares outstanding (in thousands)...       1,601      1,420      1,420      1,420      1,065

Property Data (as of period end):
     Number of properties owned...........................          17          7          7          7          4
     Total rentable square feet owned (in thousands)......       1,852        370        370        370        215

------------------------

(1) Reflects a non-recurring termination expense of $1,353 for the year ending December 31, 1997 associated with the termination of the Advisory Agreement, which was paid in the form of Common Stock. See "Part I. Item 1. Business."

(2) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the financial performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and the Notes thereto of the Company.

    The Company was formed in 1988 to own and acquire net lease retail properties. The Company did not commence operations until February 1990 and filed its initial public offering of Common Stock on December 31, 1991. On June 25, 1992, the Company acquired two net leased retail properties. On June 30, 1993, the Company sold additional shares of Common Stock in a public offering. During 1993 and 1994, the Company purchased five additional net leased retail properties.

    On October 14, 1997, the Company completed the Transactions. For the purposes of the Transactions, the Properties Partnerships (including the Retained Interests) were treated as having a value of $170 million (which includes the $100 million of indebtedness represented by the Property Financing). The aggregate consideration issued in the Transactions by the Company and the Operating Partnership to the former general and limited partners of the Properties Partnerships consisted of (x) 600,000 shares of Common Stock (issued at a price of $5.50 per share), (y) an aggregate of 2,899,310 Partnership Units (including 600,000 issued to the Company in consideration for limited partner interests in the Properties Partnerships acquired by it for 600,000 shares of Common Stock and subsequently contributed by it to the Operating Partnership) and (z) 1,913,545 Preferred Units. Concurrently with the closing of the Transactions, the Advisory Agreement between Crown Advisors and the Company was terminated, and the Company entered into the Management Agreement with Glacier. A non-recurring termination expense of $1.4 million, paid in the form of shares of Common Stock (net of certain shares retired), was incurred as a result of the termination of the Advisory Agreement. As a result of the Transactions, the Company became self-administered.

    On January 1, 1998, the Company changed its name to Corporate Office Properties Trust, Inc. On March 16, 1998, the Company was reformed as a Maryland real estate investment trust and changed its name to Corporate Office Properties Trust. In connection with the Reformation, each share of Common Stock was exchanged for one Common Share in Corporate Office Properties Trust. On March 6, 1998, the Company filed a preliminary Registration Statement on Form S-11 for the issuance of 7,500,000 Common Shares.

    The Company accounted for the acquisition of the Office Properties under purchase accounting requirements; therefore, the operating results of the Company for the year ended December 31, 1997 are not directly comparable to 1996.

RESULTS OF OPERATIONS

    Comparison of the Years Ended December 31, 1997 and 1996: Total revenues increased from $2.5 million for the year ended December 31, 1996 to $6.6 million for the year ended December 31, 1997, an increase of $4.1 million or 164%. Of this increase, $3.6 million results from an increase in base rents, substantially all of which is attributable to the acquisition of the Office Properties. Tenant recoveries totaled $.4 million in 1997 as compared to none in 1996 due to tenant recoveries attributable to leases on the Office Properties.

    Total expenses increased from $2.2 million for the year ended December 31, 1996 to $6.8 million for the year ended December 31, 1997, an increase of 207%, of which $1.4 million of the change represented a non-recurring charge related to the termination of the Advisory Agreement. The remaining $3.2 million increase was attributable to increased interest expense ($1.6 million), increased depreciation and amortization ($.7 million), increased property expenses ($.7 million), and increased general and administrative expenses ($.2 million), primarily as a result of the acquisition of the Office Properties.

    Depreciation and amortization increased from $567,000 in 1996 to $1.3 million in 1997, an increase of 129%, as a result of the Transactions. Interest expense increased from $1.2 million in 1996 to $2.9 million in 1997, an increase of 129%, primarily as a result of borrowings under the Property Financing, offset slightly by decreased interest expense on the retail properties' mortgages.

    General and administrative expenses increased from $372,000 in 1996 to $533,000 in 1997 resulting from the conversion of the Company from an externally-advised REIT to a self-administered REIT. During 1997, the REIT commenced administrative operations and incurred payroll expenses of $102,000 and office overhead expenses of $34,000 not incurred previously. General and administrative expenses also increased due to higher professional fees as a result of the change in corporate structure, partially offset by a reduction in the advisory fees resulting from the termination of the Advisory Agreement.

    As a result of the above factors, net income before minority interests decreased from income of $293,000 for the year ended December 31, 1996 to a loss of $182,000 for the year ended December 31, 1997. Net income decreased from income of $293,000 for 1996 to a loss of $1.0 million for 1997 attributable primarily to the existence of minority interests resulting from the new structure of the Company following the Transactions, as well as the factors described above.

    Comparison of the Years Ended December 31, 1996 and 1995: Total revenues were approximately $2.5 million for both the year ended December 31, 1995 and the year ended December 31, 1996. The increase of $41,000 in total rental revenue in 1996 resulted from contractual rent increases in two of the Retail Properties based on increases in the Consumer Price Index partially offset by a decrease in interest income due to a reduction in cash and marketable securities.

    Total expenses were approximately $2.2 million for both the year ended December 31, 1995 and the year ended December 31, 1996. Because all of the properties owned by the Company in 1995 and 1996 were triple net leased, all operating expenses relating to the Company's properties, such as utilities, property taxes, repairs and maintenance and insurance, are the responsibility of the Com-pany's tenants. The increase of $4,000 in total expense in 1996 consists of an increase in general and administrative expenses, consisting primarily of professional fees, travel expense and state income taxes, offset by a decrease in mortgage interest expense, due to a reduction in mortgage principal of approximately $257,000 during the year. Operation and management expenses consisting mainly of fees paid to Crown pursuant to the Advisory Agreement, and depreciation expense, remained relatively unchanged between 1995 and 1996.

    As a result of the above described factors and a charge to operations in 1996 for an unsuccessful attempt to raise capital and acquire additional properties, net income increased from $272,000 for the year ended December 31, 1995 to $293,000 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, cash provided from operations represented the primary source of liquidity to fund distributions, pay debt service and fund working capital requirements. The Company expects to continue to meet its short-term capital needs from property cash flow, including all property expenses, general and administrative expenses, dividend and distribution requirements and recurring capital improvements and leasing commissions. The Company does not anticipate borrowing to meet these requirements.

    On October 14, 1997, the Company completed the Transactions including the assumption of $100 million of the Property Financing and the issuance of $70 million of equity consisting of (i) $3.3 million in shares of Common Stock,
(ii) $14.2 million in Partnership Units and (iii) $52.5 million in Preferred Units, including the Retained Interests. The aggregate purchase price for the Office Properties was $169 million and $1 million of cash was provided for working capital to the Operating Partnership.

    To meet long-term capital needs, the Company has historically relied primarily on fixed-rate secured financing for the acquisition, redevelopment and improvement of the Properties. The Property Financing consists of a $100 million facility bearing interest at an annual rate of 7.5%, and is prepayable at any time. The loan requires payments of interest only through its term and matures on October 13, 2000 unless extended for one or two one-year extensions.

    On March 5, 1998, the Company filed a Registration Statement on Form S-11 outlining the Offering for the issuance of 7,500,000 Common Shares. The Company intends to use the proceeds to acquire 7,500,000 Partnership Units and increase its percentage interest in the Operating Partnership to approximately 71.8%. The Operating Partnership intends to use $70 million of such net proceeds to repay indebtedness outstanding under the Property Financing, the lender of which is an affiliate of BT Alex. Brown Incorporated, one of the Underwriters in the Offering. Any remaining net proceeds will be used by the Operating Partnership for acquisitions and general business purposes.

    In March 1998, the Company has entered into a conditional agreement with Bankers Trust Company pursuant to which the Company has been granted the right to reborrow, in minimum amounts of $20 million (or the remaining undrawn amount, if less), the entire $70 million repaid with the net proceeds of the Offering for the purpose of acquiring commercial office building real property and paying related fees and expenses. This right must be exercised within nine months of the date of the Offering. Prior to the end of the nine-month period, the Company may reborrow the remaining amount of the prepayment not previously reborrowed and use the proceeds to purchase marketable securities in which Bankers Trust Company will have a security interest. The Company may not re-borrow the $70 million unless there are no defaults or events of default under the Property Financing, the Company provides Bankers Trust Company with satisfactory assurances that Bankers Trust Company has a first priority lien on the existing Office Properties for the entire amount of the loan outstanding under the Property Financing and the Company pays certain draw down fees. The Company will pay an unused facility fee for the period between prepayment and reborrowing. There is no assurance that the Company will consummate the Offering, or repay or reborrow the $70 million of Property Financing.

    To further meet long-term capital needs, the Company is presently negotiating with Bankers Trust Company, an affiliate of BT Alex. Brown Incorporated, one of the Underwriters in the Offering, regarding a separate credit facility which is intended to be utilized to facilitate acquisitions, renovations, tenant improvements and leasing commissions. Acquisitions may also be financed through net cash provided from operations or equity issuances. There is no assurance that the Company will be able to obtain such credit facility or that such credit facility will be adequate to fund its acquisition and capital program.

    The Company has no contractual obligations for property acquisition or material capital costs, other than tenant improvements in the ordinary course of business. The Company expects to meet its long-term capital needs through a combination of cash from operations, additional borrowings, additional equity issuances of Common Shares, Partnership Units and/or Preferred Units.

STATEMENT OF CASH FLOWS

    During the year ended December 31, 1997, the Company generated $3.2 million in cash flow from operating activities which, together with $1.0 million of proceeds from the Transactions, initial cash balances of $0.3 million and marketable securities net proceeds of $0.5 million, were used in part for (i) property costs in the Transactions of $0.5 million, (ii) costs relating to Common Stock issued in the Transactions of $0.1 million, (iii) dividends paid of $0.7 million and (iv) repayments of mortgage loans of $0.3 million. As a result, the cash balances increased to $3.4 million at December 31, 1997 from $0.3 million at December 31, 1996.

FUNDS FROM OPERATIONS

    The Company considers FFO to be helpful to investors as a measure of the financial performance of an equity REIT. In accordance with NAREIT's definition, FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently from the Company. FFO for the years ended December 31, 1997 and 1996, as calculated in accordance with the NAREIT definition published in March 1995, are summarized in the following table (in thousands).

                                                         HISTORICAL
                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                      1997       1996
                                                  -----------  ---------
(Loss) income before minority interests.........  $(182)        $ 293
Add: Nonrecurring charge--
     Advisory Agreement termination cost........  1,353            --

Real estate related depreciation and
Add: amortization...............................  1,267           554
Less: Preferred Unit distributions..............   (720)           --
                                                  -----         -----
Funds from operations...........................  $1,718        $ 847
                                                  -----         -----
                                                  -----         -----
Weighted average Common Shares/Units
  outstanding (1)...............................   2,153        1,420
                                                  -----         -----
                                                  -----         -----

------------------------

(1) Assumes redemption of all Partnership Units, calculated on a weighted average basis for Common Shares. Excludes the weighted average effect of the conversion of 1,913,545 Preferred Units into 6,834,035 Partnership Units which are, in turn, redeemable for 6,834,035 Common Shares. Includes 282,508 Common Shares issuable upon redemption of Partnership Units issuable upon the transfer of the Retained Interests.

INFLATION

    Inflation has not generally had a significant impact during the periods presented on the Company or the Office Properties because of the relatively low inflation rates in the markets in which they operate. Most of the Company's or the Office Properties' tenants are contractually obligated to pay their share of operating expenses, thereby reducing exposure to increases in such costs resulting from inflation.

PROSPECTIVE ACCOUNTING STANDARDS

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) Nos. 130, "Reporting Comprehensive Income," and 131, "Disclosures About Segments of an Enterprise and Related Information." Both statements are effective for the Company beginning January 1, 1998. The statements, both of which are disclosure-related only, are not expected to materially impact the Company's financial reporting disclosures.

    At its March 1998 meeting the Emerging Issues Task Force ("EITF") of the FASB reached a consensus (EITF 97-11) that internal pre-acquisition of operating properties should be expensed as incurred. The Company cannot determine the impact of adopting EITF 97-11 on its future operating results.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

    The Company has evaluated its systems and determined that the software currently in use is substantially year 2000 compliant. The software vendor has agreed to make minor modifications in the software to make it fully year 2000 compliant by December 31, 1998 at no additional cost to the Company. The Company presently believes that with these modifications, the Year 2000 issue will not have a material adverse impact on the operations and financial condition of the Company. However, even if such modifications are not timely completed, the Year 2000 issue is not expected to have a material adverse impact on the operations, financial condition and cash flows of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements required by this Item can be found beginning on page F-2 of this Form 10-K and are deemed incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    After the acquisition of the Office Properties, the Company changed its certifying accountant from Lurie, Besikof, Lapidus & Co., LLP ("Lurie") to Coopers & Lybrand L.L.P. ("C&L"). On October 31, 1997, C&L was appointed by the Board of Directors as the Company's independent public accountant for the year ending December 31, 1997.

    The Company is not aware of any disagreements with Lurie during the Company's two most recent fiscal years and through October 31, 1997 on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

    The persons who serve as executive officers and Trustees of the Company are identified below. Except as noted below, each of the executive officers will be a full time employee of the Company or the Operating Partnership.

NAME                                                   AGE                          POSITION                          CLASS
-------------------------------------------------      ---      -------------------------------------------------     -----
Jay H. Shidler...................................       51      Chairman of the Board of Trustees                         III
Clay W. Hamlin, III..............................       53      President, Chief Executive Officer and Trustee            III
                                                                Vice President and Vice Chairman of the Board of
Vernon R. Beck...................................       56      Trustees I
Kenneth D. Wethe.................................       56      Trustee                                                    II
Allen C. Gehrke..................................       63      Trustee                                                     I
William H. Walton................................       45      Trustee                                                    II
Kenneth S. Sweet, Jr.............................       65      Trustee                                                   III
Antony P. Bernheim...............................       38      Vice President, Chief Investment Officer
Thomas D. Cassel.................................       39      Vice President, Finance and Treasurer
David P. Hartsfield..............................       46      Vice President, Operations and Development
John Parsinen....................................       55      Secretary
James K. Davis, Jr...............................       37      Vice President, Acquisitions
Denise J. Liszewski..............................       41      Vice President, Administration
Stephen S. Fera..................................       31      Controller

    Jay H. Shidler is Chairman of the Board of Trustees. Mr. Shidler was appointed Chairman of the Board of Directors upon the closing of the Transactions. Mr. Shidler is the Founder and Managing Partner of The Shidler Group. A nationally acknowledged expert in the field of real estate investment and finance, Mr. Shidler has over 25 years of experience in real estate investment and has been directly involved in the acquisition and management of over 1,000 properties in 40 states and Canada totaling over $4 billion in aggregate value. Mr. Shidler is a founder and current Chairman of the Board of Directors of First Industrial Realty Trust, Inc. (NYSE: FR) and is a founder and former director and Co-Chairman of TriNet Corporate Realty Trust, Inc. (NYSE:
TRI). Mr. Shidler is also founder and Chairman of the Board of Directors of CGA Group, Ltd., a holding company whose subsidiary is a AAA rated financial guarantor based in Bermuda.

    Mr. Shidler serves on the boards of directors of several companies and is active as a trustee of several charitable organizations, including The Shidler Family Foundation. Mr. Shidler holds a bachelor's degree in Business Administration from the University of Hawaii.

    Clay W. Hamlin, III is a Trustee and President and Chief Executive Officer of the Company. Mr. Hamlin was appointed director and President and Chief Executive Officer of the Company upon the closing of the Transactions. Mr. Hamlin joined The Shidler Group in May 1989, as Managing Partner of The Shidler Group's Mid-Atlantic regional office and acquired, managed and leased over four million square feet of commercial property with a value in excess of $300 million. A resident of Philadelphia for over 30 years, Mr. Hamlin has been active in the real estate business for 25 years. Mr. Hamlin is an attorney, a CPA and holds an MBA from The Wharton School of Business and an undergraduate degree from the University of Pennsylvania. Mr. Hamlin served as a Lieutenant J.G. in the U.S. Navy, and is active in many professional and charitable organizations. Mr. Hamlin is a founding shareholder of both TriNet Corporate Realty Trust, Inc. and First Industrial Realty Trust, Inc. His professional affiliations include the Urban Land Institute, NAREIT, the American Institute of CPAs and the American Bar Association.

    Vernon R. Beck is Vice Chairman of the Board of Trustees and is a Vice President of the Company. Mr. Beck was elected a director of the Company in January 1990. From 1988 to 1997, Mr. Beck served as President of the Company and as President of Crown Advisors, Inc., the Company's former external advisors. Since 1976, Mr. Beck has also been President of Vernon Beck & Associates, Inc., a commercial mortgage banking and real estate development firm, which has developed and financed numerous commercial real estate projects. Mr. Beck is a former commercial loan officer with IDS Mortgage Corporation and senior analyst with Northwestern National Life Insurance Company. Mr. Beck, together with John Parsinen, owns substantially all of the interests in Glacier Realty LLC.

    Kenneth D. Wethe is a Trustee of the Company. Mr. Wethe was elected a director of the Company in January 1990. Since 1990, Mr. Wethe has been the owner and principal officer of Wethe & Associates, a Dallas-based firm providing independent risk management, insurance and employee benefit services to school districts and governmental agencies. Mr. Wethe's background includes over 26 years experience in the group insurance and employee benefits area. He is a certified public accountant and holds an MBA from Pepperdine University.

    Allen C. Gehrke is a Trustee of the Company. Mr. Gehrke was elected a director of the Company in May 1995. Prior to becoming a private investor in 1995, Mr. Gehrke served for 35 years in various key positions at Fleming Companies, Inc. As Senior Vice President of Corporate Development, Mr. Gehrke's responsibilities included management of company physical assets, market research, lease negotiations and real estate financing. Prior to his employment with Fleming Companies, Mr. Gehrke spent seven years with Midwest Contractors and L.A. Construction Co. of Milwaukee. Mr. Gehrke is a former director of United Cerebral Palsy and several other community organizations.

    William H. Walton is a Trustee of the Company. Mr. Walton was appointed a director of the Company upon the closing of the Transactions. Mr. Walton is a Managing Principal of Westbrook Partners, L.L.C. ("Westbrook") which he co-founded in April of 1994. With offices in Dallas, New York, San Francisco and Florida, Westbrook is a fully integrated real estate investment management company. Westbrook is the sponsor of Westbrook Real Estate Fund and Westbrook Real Estate Fund II, which together control approximately $4 billion of real estate assets including investments in: real estate companies and securities; offices, retail and industrial properties; apartments; hotels; and residential developments. Prior to co-founding Westbrook, Mr. Walton was a Managing Director of Morgan Stanley Realty. Mr. Walton holds an AB from Princeton University and an MBA from Harvard Business School.

    Kenneth S. Sweet, Jr. is a Trustee of the Company. Mr. Sweet was appointed a director of the Company upon the closing of the Transactions. Mr. Sweet is the Managing Director of Gordon Stuart Associates, Inc., which he founded in 1991. In 1971, Mr. Sweet founded K.S. Sweet Associates which specialized in real estate and venture capital investments. From 1957 to 1971, he served in increasingly responsible positions at The Fidelity Mutual Life Insurance Company. Currently the Managing General Partner of fifteen venture capital and real estate partnership with assets of over $300 million, Mr. Sweet has over 37 years of experience in real estate investment, management, development and venture capital transactions.

    Mr. Sweet is active in community affairs and serves as a director, chairman of the real estate committee and a member of the finance committee of the Main Line Health and the Philadelphia Chapter of the Nature Conservancy and is on the Advisory Committee of the Arthur Ashe Youth Tennis Center. Mr. Sweet holds a BA degree from the Lafayette College and attended The Wharton School of Business.

    Antony P. Bernheim became Vice President, Chief Investment Officer, of the Company in November 1997. Prior to joining the Company, Mr. Bernheim served as Director of Acquisitions for Cali Realty Corp. from September 1994 to May 1997. As Cali's Director of Acquisitions, Mr. Bernheim oversaw the acquisition program which transformed Cali from a $300 million company with 12 buildings to a 130 building, $2.5 billion company. Prior to his employment with Cali, Mr. Bernheim had 13 years experience in the real estate industry, including three years with Oppenheimer & Company from February 1991 to September 1994. Mr. Bernheim studied international finance at the University of Southern California.

    Thomas D. Cassel has been Vice President, Finance and Treasurer of the Company since October 1997. Mr. Cassel has over 18 years experience in real estate accounting, finance, acquisitions and management. From 1995 until he joined the Company, Mr. Cassel was Vice President and Chief Financial Officer of Delancey Investment Group, Inc., a Philadelphia-based real estate investment and management company of commercial and residential properties. Prior to Delancey, he was a real estate consulting manager for Arthur Andersen, LLP for four years and Kenneth Leventhal & Co. for two years. As a consultant, he performed strategic planning, capital markets, valuation and acquisition analyses for a variety of real estate companies, including REITs. Mr. Cassel is a CPA and received his bachelor's degree in Finance with a major in Accounting from the Wharton School at the University of Pennsylvania. He is active in several professional and charitable organizations.

    David P. Hartsfield has been Vice President, Operations and Development of the Company since October 1997. He joined The Shidler Group in November 1994, as Vice President with responsibility for management, leasing and development for The Shidler Group's Mid-Atlantic region. Prior to joining The Shidler Group, he served as Vice President, Development for the Kevin F. Donohoe Companies, where he was responsible for the development and management of office, hotel and retail properties, including the 1.1 million square foot Curtis Center in Philadelphia. Mr. Hartsfield has over 20 years of experience with commercial real estate management, leasing and development. He has a degree in architecture and an MBA from The University of Virginia and is a member of BOMA and other professional organizations.

    John D. Parsinen has been Secretary of the Company since January 1990. Mr. Parsinen has over 31 years of experience in commercial real estate. Mr. Parsinen has developed and owns various real estate projects. Mr. Parsinen has been a senior attorney at Parsinen Kaplan Levy Rosberg & Gotlieb, P.A. (Minneapolis, Minnesota) since it was formed in 1982. Mr. Parsinen owns 50% of Guaranty Title, Inc. a Minneapolis-based real estate title insurance company. Mr. Parsinen was a general partner of Earle Brown Commons Limited Partnership II, which owned and operated an elderly housing facility in Brooklyn Center, MN. In 1994, the limited partnership initiated a Chapter 11 bankruptcy reorganization proceeding to restructure certain tax and debt obligations. The bankruptcy was dismissed in 1995 and the project was sold. Mr. Parsinen, together with Vernon Beck, owns substantially all of the interests in Glacier Realty LLC.

    James K. Davis, Jr. has been Vice President, Acquisitions of the Company since October 1997. He joined The Shidler Group in July 1994, as Vice President with responsibility for acquisitions, financing, and leasing for The Shidler Group's Mid-Atlantic region. Prior to joining The Shidler Group, Mr. Davis, was Vice President, Acquisitions for Sandler Securities, Inc. He has 13 years of real estate experience in acquisitions, financing, development and leasing. Mr. Davis has an MBA from The Wharton School with a major in finance and an undergraduate degree from The University of North Carolina. He is active in several professional and charitable organizations.

    Denise J. Liszewski has been Vice President, Administration of the Company and Assistant Secretary since October l997. She joined The Shidler Group in May 1989 serving in a number of capacities, where she was in charge of personnel, administration and information systems. Ms. Liszewski has over 20 years of business experience and has an undergraduate degree from Drexel University.

    Stephen S. Fera has been Controller of the Company since December 1997. Prior to joining the Company, he spent seven years at Pennsylvania Real Estate Investment Trust ("PREIT"), where he was promoted to the position of Controller. At PREIT, he was responsible for managing the day-to-day accounting operations of the REIT including all wholly-owned and joint venture properties. Prior to PREIT, Mr. Fera was Assistant Controller at Calvanese Corporation, where he was responsible for all corporate and construction accounting.

CERTAIN INFORMATION REGARDING THE BOARD OF TRUSTEES AND COMMITTEES

    THE BOARD OF TRUSTEES. The business and affairs of the Company are managed under the direction of the Board of Trustees. Pursuant to the terms of the Declaration of Trust, the Trustees are divided into three classes. Class I will hold office for a term expiring at the annual meeting of shareholders to be held in 1999, Class II will hold office for a term expiring at the annual meeting of shareholders to be held in 2000, and Class III will hold office for a term expiring at the annual meeting of shareholders to be held in 2001. At each annual meeting of the shareholders of the Company, the successors to the class of Trustees whose terms expire at the meeting will be elected to hold office for a term continuing until the annual meeting of shareholders held in the third year following the year of their election and the election and qualification of their successors.

    COMMITTEES. The Company has a standing Audit Committee, which currently consists of Mr. Wethe (Chairman), Mr. Gehrke and Mr. Shidler, and a Compensation Committee, which currently consists of Mr. Sweet and Mr. Walton. The Audit Committee reviews, recommends and reports to the Board of Trustees on (1) the engagement of independent auditors and range of audit fees, (2) the quality and effectiveness of internal controls, (3) engagement or discharge of the independent auditors, (4) professional services provided by the independent auditors and (5) the review and approval of major changes in the Trust's accounting principles and practices. The Compensation Committee determines all executive compensation, administers stock option plans and other incentive plans and approves employment contracts.

    The Board of Trustees presently acts as its own Nominating Committee.

    COMPENSATION OF TRUSTEES. Independent Trustees (Messrs. Gehrke, Sweet, Walton and Wethe) will receive an annual fee of $15,000. Trustees incurring travel expenses in connection with their duties as trustees of the Company are reimbursed in full. Each Trustee is eligible to participate in the Incentive Plan. The Compensation Committee intends to grant to each Trustee who is not an employee of the Trust, upon initial election or appointment, an option to purchase 5,000 Common Shares, at the then fair market value of the Common Shares

    Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Trustees and persons who own more than 10% of the Stock to file reports of ownership and changes in ownership with the Securities Exchange Commission and the NASDAQ Small CAP. Officers, Trustees and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on review of the copies of such forms furnished to the Company, or written representation that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, Trustees and greater than 10% Stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    Upon completion of the Transactions on October 14, 1997, the Company converted from an externally advised to a self-administered REIT. Prior to October 14, 1997, no individual officer of the Company was paid any cash or other compensation. The following table sets forth the compensation paid from October 14, 1997 to December 31, 1997 and current base annual compensation for each of the five most highly compensated officers of the Company.

                                                                SUMMARY COMPENSATION TABLE
                                           ---------------------------------------------------------------------
                                                                                          1997          BASE
                                                                                         ACTUAL        ACTUAL
NAME                                                  PRINCIPAL POSITION                 SALARY        SALARY
-----------------------------------------  -----------------------------------------  ------------  ------------
Clay W. Hamlin, III......................  President, Chief Executive Officer          $   18,000    $   90,000
Antony Bernheim..........................  Vice President, Chief Investment Officer            --       125,000
Thomas D. Cassel.........................  Vice President, Finance and Treasurer           22,038        90,000
                                           Vice President, Operations and
David P. Hartsfield......................  Development                                     16,000        80,000
James K. Davis, Jr.......................  Vice President, Acquisitions                    13,000        65,000

Options Grants in Fiscal Year 1997

                                        NUMBER OF                                                 POTENTIAL REALIZABLE VALUE
                                         COMMON                                                     OF ASSUMED ANNUAL RATE
                                         SHARES        PERCENT OF      EXERCISE                  OF COMMON PRICE APPRECIATION
                                       UNDERLYING     TOTAL OPTIONS    PRICE PER                      FOR OPTION TERM (2)
                                         OPTIONS       GRANTED IN       COMMON      EXPIRATION   ----------------------------
NAME                                   GRANTED (1)     FISCAL YEAR       SHARE         DATE           5%              10%
------------------------------------  -------------  ---------------  -----------  ------------  ------------    ------------
Clay W. Hamlin, III.................        2,500            14.3%     $    7.59     10/14/2007  $  11,933        $  30,241
------------------------

(1) All options are granted at the fair market value of the Common Shares at the date of grant. Options granted are for a term of ten years from the date of grant and vest one year after the date of grant.

(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), these amounts are the hypothetical gains or "option spreads" that would exist for the options based on assumed rates of annual compound share price appreciation of 5% and 10% from the date the options are granted over the full option term. No gain to the optionee is possible without an increase in the market price of the Common Shares, which would benefit all shareholders.

    Other than as set forth above, none of the other officers received options in connection with their service to the Company during the year ended December 31, 1997. In addition, none of these officers contributed to any 401(k) plan.

    In addition to cash compensation in the form of base annual salary, the Company anticipates that it will have a cash bonus incentive plan pursuant to which cash bonuses may be awarded to executive officers and other key employees based on attainment of specified personal and corporate objectives. It is anticipated that the amounts of such bonuses will be determined by the Board of Trustees based upon a recommendation of the Compensation Committee.

EMPLOYMENT AGREEMENTS

    Mr. Hamlin has entered into an employment agreement with the Company. The agreement is for a continuous and self-renewing term of two years unless terminated by either party. The agreement provides for base annual compensation in the amount set forth above and incentive compensation to be determined by the Board of Trustees, upon a recommendation of the Compensation Committee. The base annual compensation may be increased in subsequent years by action of the Compensation Committee. The employment agreement provides for certain severance payments in the event of disability or termination by the Company without cause or by Mr. Hamlin based upon constructive termination. The agreement also provides for certain payments to be made to Mr. Hamlin in the event of a Change in Control (as defined in the agreement). Mr. Hamlin is required under the terms of his employment agreement to devote his full business time to the affairs of the Company. The agreement also prohibits Mr. Hamlin from engaging, directly or indirectly, during the term of his employment and for a period thereafter, in activities that compete with those of the Company.

    Mr. Cassel has entered into an employment agreement with the Company. The agreement is for a term of three years unless terminated by either party. The agreement provides for base annual compensation in the amount set forth above and incentive compensation to be determined by the Board of Trustees, upon a recommendation of the Compensation Committee. The base annual compensation may be increased in subsequent years by action of the Compensation Committee. The employment agreement provides for certain severance payments in the event of disability or termination by the Company without cause or by Mr. Cassel based upon constructive termination. The agreement also provides for certain payments to be made to Mr. Cassel in the event of a Change in Control (as defined in the agreement). Mr. Cassel is required under the terms of his employment agreement to devote his full business time to the affairs of the Company. The agreement also prohibits Mr. Cassel from engaging, directly or indirectly, during the term of his employment and for a period thereafter, in activities that compete with those of the Company.

THE PLANS

    THE OPTION PLAN. Since 1993, the Company has maintained the Option Plan. A total of 75,000 shares of Common Stock were reserved for issuance under the Option Plan. Each director of the Company was eligible to participate in the Option Plan. The Option Plan provided that each director received, upon initial election or appointment, an option to purchase 2,500 shares of Common Stock at the then fair market value of the Common Stock. The Option Plan also provided for the grant of an option to purchase an additional 2,500 shares of the Common Stock upon each director's re-election to the Board of Directors of the Company. The options become exercisable in full one year after date of grant and expire ten years from the date of grant. Options representing 75,000 shares of Common Stock have been granted under the Option Plan, with options representing 70,000 Common Shares remaining unexercised as of March 20, 1998. The Company does not intend to issue any more options under the Option Plan.

    THE INCENTIVE PLAN. In connection with the Company Reformation, the Board of Trustees adopted, and the shareholders of the Company approved, the 1998 Long Term Incentive Plan for the purpose of attracting, retaining and motivating employees and trustees of the Company. The Incentive Plan authorizes the issuance of up to ten percent of the Common Shares outstanding from time to time, subject to adjustment on the event of certain recapitalization or reorganization transactions. The Incentive Plan is administered by the Compensation Committee of the Board of Trustees or, with respect to certain matters, its delegate. As used in this summary, the term "Administrator" means the Compensation Committee or its delegate, as appropriate. Trustees, and employees of the Company, the Operating Partnership and other subsidiaries of the Company, and designated affiliates of the Company will be eligible for selection by the Administrator to participate in the Incentive Plan. The maximum number of Common Shares with respect to which options may be granted during a calendar year to any participant under the Incentive Plan will be 200,000 Common Shares, subject to adjustment for certain recapitalization or reorganization transactions. No awards may be granted under the Incentive Plan after March 2008.

    The Incentive Plan provides for the grant of (i) share options intended to qualify as incentive stock options under Section 422 of the Code, (ii) share options not intended to qualify as incentive stock options under Section 422 of the Code ("nonqualified stock options") and (iii) Dividend Equivalents (as defined in the Incentive Plan) which may be granted alone or in conjunction with share options (each an "Award"). The Administrator determines the type and number of Awards granted, the terms and conditions of any Award and may adopt, amend, waive and rescind the rules and regulations necessary to administer the Incentive Plan, among other things. In connection with the grant of options under the Incentive Plan, the Administrator will determine the option exercise price, the term of the option and the time and method of exercising.

    An option granted under the Incentive Plan may be exercised for any number of whole Common Shares less than the full number of Common Shares for which the option could be exercised. Unless otherwise agreed by the Administrator, Awards will not be transferable except by will or the laws of descent and distribution. A holder of an option will have no rights as a shareholder with respect to Common Shares subject to his or her option until the option is exercised. Any Common Shares subject to options which are forfeited (or expire without exercise) pursuant to the vesting requirement or other terms established at the time of grant will again be available for grant under the Incentive Plan. Payment of the exercise price of an option granted under the Incentive Plan may be made in cash, or, if permitted by the Administrator, by exchanging Common Shares having a fair market value equal to the option exercise price. Unless otherwise provided by the Administrator, all outstanding Awards will become fully exercisable upon a Change of Control.

    Options to purchase an aggregate of 20,000 Common Shares were granted to the independent Trustees on March 12, 1998 at a purchase price of $12.25 (options to purchase 5,000 Common Shares granted to each of Messrs. Gehrke, Sweet, Walton and Wethe) which vest one year after the date of grant. Options to purchase 25,000 Common Shares were granted to Mr. Cassel on March 12, 1998 at a purchase price of $12.25 which vest proratably over three years following the date of grant. These options expire ten years after their date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table contains certain information as of March 20, 1998, regarding the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Common Stock, (ii) each current director and executive officer of the Company and (iii) the current directors and executive officers as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                      SHARES
                                                    BENEFICIALLY      PERCENT
                                                     OWNED (1)       OF CLASS
                                                    -----------     -----------
Clay W. Hamlin, III...............................     300,000           13.21%
Jay H. Shidler....................................     300,000           13.21%
Vernon R. Beck....................................     151,793(2)         6.65%
John Parsinen.....................................     151,965(1)(3)      6.66%
Allen C. Gehrke...................................       7,750(4)           *
Kenneth S. Sweet, Jr..............................      10,000(1)           *
William H Walton..................................          --            0.00%
Kenneth D. Wethe..................................      12,724(2)           *
Antony P. Bernheim................................       7,500              *
Thomas D. Cassel..................................         660(1)           *
All Directors and Executive Officers..............     942,392(5)        40.73%
  as a Group (10 persons)

------------------------
*   Represents less than one percent.

(1) Shares Beneficially Owned by a person are determined in accordance with the definition of "beneficial ownership" as set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other shares as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.

(2) Includes 12,500 shares of Common Stock issuable upon exercise of presently exercisable options.

(3) Includes 10,000 shares of Common Stock issuable upon exercise of presently exercisable options.

(4) Includes 7,500 shares of Common Stock issuable upon exercise of presently exercisable options.

(5) Includes 42,500 shares of Common Stock issuable upon exercise of presently exercisable options.

THE OPERATING PARTNERSHIP

    The following table sets forth certain information as of December 31, 1997 regarding the ownership of Partnership Units and Preferred Units (before giving effect to any contribution of Retained Interests):

                                                                                COMMON    PERCENTAGE   PREFERRED
                                                                                UNITS      INTEREST      UNITS
                                                                              ----------  -----------  ----------
General Partner
---------------
  The Company...............................................................     600,000     20.6946%
Limited Partners and Preferred Limited Partners
-----------------------------------------------
  Mr. Shidler...............................................................       2,600      0.0897%     126,079
  Shidler Equities, L.P. (1)................................................     582,103     20.0773%     457,826
  Mr. Hamlin................................................................       5,235      0.1805%     115,334
  LBCW Limited Partnership (2)..............................................     875,284     30.1894%     663,808
  CHLB Partnership (2)......................................................      63,243      2.1813%      41,741
  Robert L. Denton..........................................................     129,549      4.4683%      85,502
  James K. Davis............................................................      15,368      0.5300%      10,142
  John E. de B. Blockey, Trustee of the John E. de B.
    Blockey Living Trust dated 9/12/88......................................      89,549      3.0886%      59,102
  Henry D. Bullock..........................................................      34,718      1.1975%      22,914
  Frederick K. Ito..........................................................      17,359      0.5987%      11,457
  LGR Investment Fund, Ltd..................................................      80,030      2.7603%      52,820
  Tiger South Brunswick, L.L.C..............................................       2,875      0.0992%       1,898
  Westbrook Real Estate Fund L.L.P..........................................     336,121     11.5931%     221,840
  Westbrook Real Estate Co. Investment Partnership L.L.P....................      33,299      1.1485%      21,977
  Denise J. Liszewski.......................................................      10,227      0.3527%       6,750
  Samuel Tang...............................................................       6,818      0.2352%       4,500
  David P. Hartsfield.......................................................       9,091      0.3136%       6,000
  Lawrence J. Taff..........................................................       4,091      0.1411%       2,700
  Kimberly F. Aquino........................................................       1,750      0.0604%       1,155
                                                                              ----------  -----------  ----------
                                                                               2,899,310    100.0000%   1,913,545
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

------------------------
(1) A limited partnership controlled by Jay H. Shidler and his wife, Wallette Shidler.

(2) A family partnership controlled by Mr. Hamlin and his wife, Lynn B. Hamlin, as the sole general partners.

REGISTRATION RIGHTS

    The Company has granted to the holders of the Partnership Units and the Preferred Units certain registration rights. No later than August 1, 1998, the Company is obligated to file a shelf registration statement with respect to the shares of Common Stock issuable upon conversion or redemption of the Units (the "Registerable Securities"). The Company is also required, at the demand of holders of 6% or more of the Registerable Securities, to register such holders' Registerable Securities, subject to the right to defer the filing of the necessary registration statement for a period not to exceed 90 days under certain limited circumstances. This right to demand registration may be exercised not more than three times. In addition, the Company has granted to holders of Registerable Securities certain "piggy-back" rights. The Company has agreed to indemnify the holders of Registerable Securities against certain liabilities, including liabilities under the Securities Act. The Company will pay all fees associated with these registrations, other than underwriting discounts and commissions. In connection with the Reformation, the Trust will assume these obligations with respect to registering Common Shares issuable upon conversion or redemption of the Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Options to purchase an aggregate of 17,500 shares of Common Stock were granted to the Trustees in the year ended December 31, 1997 under the Option Plan at a purchase price of $7.59 (options to purchase 2,500 Common Shares granted to each of Messrs. Hamlin, Shidler, Sweet and Walton in October 1997) and $5.25 (options to purchase 2,500 Common Shares granted to each of Messrs. Beck, Gehrke and Wethe in May 1997). These options expire ten years after their issue date.

    Subject to the supervision of the Company's Board of Directors, prior to October 14, 1997 the business of the Company was managed by Crown, which provided investment advisory and administrative services to the Company pursuant to the Advisory Agreement. Crown was owned by John Parsinen and Vernon R. Beck, then officers and directors of the Company and currently Secretary and Vice President and Vice Chairman of the Board of Trustees, respectively. Under the Advisory Agreement, the Company paid Crown certain attorney fees, expenses and performance fees, as defined in the Advisory Agreement, and a 3% fee for each real estate acquisition or disposition.

    Concurrently with the closing of the Transactions and pursuant to the Formation Agreement, the Advisory Agreement was terminated and the Company entered into the Management Agreement with Glacier. Substantially all of the interests in Glacier are owned by Vernon R. Beck and John Parsinen. Under the Management Agreement, Glacier is responsible for the management of the Retail Properties of the Company, subject to the approval and direction of the Board of Trustees. The Management Agreement provides that Glacier will receive an annual fee of $250,000 plus a percentage of Average Invested Assets (as defined in the Management Agreement) and will pay third party expenses associated with owning the Retail Properties. In addition, Glacier will receive a fee of 1% of the purchase price or the sale price upon the acquisition or disposition by the Company or any of its affiliates of any net-leased real estate assets. Under the Management Agreement, this percentage is increased to 3% in the event that all or substantially all of the net-leased real estate properties are disposed of. The Management Agreement has a term of five years and is terminable thereafter on 180 days prior written notice. In the event the Management Agreement is terminated, including for non-renewal, a fee equal to 3% of the Invested Real Estate Assets (defined in the Management Agreement to exclude the Company's current net-leased real estate assets) would be due to Glacier. Crown and Glacier received combined fees of $250,288 pursuant to the Advisory Agreement and the Management Agreement in the year ended December 31, 1997.

    Parsinen Kaplan Levy Rosberg & Gotlieb, P.A. performed legal services for the Company. The Company incurred legal fees to them of approximately $69,000 in the year ended December 31, 1997. John Parsinen, Secretary of the Company, is an officer, director and shareholder of Parsinen Kaplan Levy Rosberg & Gotlieb, P.A.

    An officer and director of the Company is the director of a company that received management fees of approximately $22,000 in the year ended December 31, 1997. This fee was paid for property services. The Company believes that this fee represented a payment for services not in excess of their fair market value.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

The following documents are filed as part of this Form 10-K:

        (a)

    1. Financial Statements. Audited balance sheets as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 are filed as part of this Form 10-K. See Index to Financial Statements on Page F-1.

        (b) The Company filed the following Current Reports on Form 8-K in the last quarter of the year ended December 31,1997.

    1. Acquisition of the Shidler Acquisition Properties dated October 29, 1997 and amended December 24, 1997

    2. Change of Auditors from Lurie, Besikof, Lapidus & Co., to Coopers & Lybrand, L.L.P. dated November 6, 1997

        (c) Exhibits. Refer to the Exhibit Index that follows.



  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

   2.1       Agreement and Plan of Merger, dated as of January 31, 1998, among the Registrant, the Maryland Company and the Company (filed with the Trust's Registration Statement on Form S-4 (Commission File No.
             333-45649) and incorporated herein by reference).

   2.2       Formation/Contribution Agreement dated September 7, 1997, as amended, by and among the Company and certain subsidiary corporations and partnerships regarding the Transactions (filed with the Company's
             Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.3       Agreement and Plan of Reorganization between the Company and Crown Advisors, Inc. (filed with the
             Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.4       Limited Partnership Agreement of the Operating Partnership dated October 14, 1997 (filed with the
             Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.5       Amended and Restated Partnership Agreement of Blue Bell Investment Company, L.P. (filed with the
             Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).



  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

   2.6       Amended and Restated Partnership Agreement of South Brunswick Investors, L.P. (filed with the Company's
             Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.7       Amended and Restated Partnership Agreement of ComCourt Investors, L.P. (filed with the Company's Current
             Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.8       Amended and Restated Partnership Agreement of 6385 Flank, L.P. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   3.1       Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration
             Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

   3.2       Bylaws of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No.
             333-45649) and incorporated herein by reference).

   4.1       Form of certificate for the Registrant's Common Shares of Beneficial Interest, $0.01 par value per share
             (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and
             incorporated herein by reference).

  10.1       Clay W. Hamlin, III Employment Agreement dated October 14, 1997 with the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

  10.2       Registration Rights Agreement dated October 14, 1997, as amended, for the benefit of certain shareholders of the Registrant (filed with the Company's Current Report on Form 8-K on October 29, 1997,
             and incorporated herein by reference).

  10.3       Management Agreement between Registrant and Glacier Realty, LLC (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

  10.4       Senior Secured Credit Agreement dated October 13, 1997 (filed with the Company's Current Report on Form
             8-K on October 29, 1997, and incorporated herein by reference).

  10.5       Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration
             Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

  10.6       Stock Option Plan for Directors (filed with Royale Investments, Inc.'s Form 10-KSB for the year ended
             December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).



  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

  10.7       Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration Statement on Form S-4 (Commission File
             No. 333-45649) and incorporated herein by reference).

  10.8       Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission File
             No. 333-45649) and incorporated herein by reference).

  10.9       Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot C (filed with the Registrant's Registration Statement on Form S-4 (Commission File
             No. 333-45649) and incorporated herein by reference).

  10.11      Amended and Restated Lease between South Brunswick Investors L.P. and International Business Machines
             Corporation dated August 11, 1995, as amended (filed with the Registrant's Registration Statement on Form
             S-4 (Commission File No. 333-45649) and incorporated herein by reference).

  10.12      Agreement of Lease between South Brunswick Investors L.P. and Teleport Communications Group, Inc. dated
             February 20, 1996, as amended (filed with the Registrant's Registration Statement on Form S-4 (Commission
             File No. 333-45649) and incorporated herein by reference).

  10.13      Agreement of Lease between South Brunswick Investors L.P. and Teleport Communications Group, Inc. dated
             August 19, 1996 (filed with the Registrant's Registration Statement on Form S-4 (Commission File No.
             333-45649) and incorporated herein by reference).

  10.14      Thomas D. Cassel Employment Agreement dated as of October 20, 1997 with the Operating Partnership.

  16.1       Letter to the Commission from Lurie, Besikof, Lapidus & Co., LLP dated November 4, 1997 (filed with
             Company's Current Report on Form 8-K on November 6, 1997, and incorporated herein by reference).

  21.1       Subsidiaries of Registrant.

  24.1       Powers of attorney (included on signature page to the Registration Statement).



  EXHIBIT
    NO.                                                     DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

  26.1       Published report regarding name change of Registrant filed as proxy materials on Form 14A on
             December 4, 1997.

  27.1       Financial Data Schedule


                       CORPORATE OFFICE PROPERTIES TRUST
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                            -----------
HISTORICAL
  Report of Independent Accountants.........................................................................    F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1997..............................................    F-3
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997................    F-4
  Consolidated Statements of Stockholders Equity for the years ended December 31, 1995, 1996 and 1997.......    F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997................    F-6
  Notes to Consolidated Financial Statements................................................................    F-7

SCHEDULE III
  Report of Independent Accountants.........................................................................   F-17
  Real Estate and Accumulated Depreciation as of December 31, 1997..........................................   F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

    Corporate Office Properties Trust, Inc.:

    We have audited the accompanying consolidated balance sheets of Corporate Office Properties Trust, Inc. (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows of the Company for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Office Properties Trust, Inc. as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       Coopers & Lybrand L.L.P.
                                       2400 Eleven Penn Center
                                       Philadelphia, Pennsylvania


February 24, 1998

                     CORPORATE OFFICE PROPERTIES TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)



                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                                1996        1997
                                                                                             ----------  ----------
                                          ASSETS
Assets
  Land...................................................................................... $    5,428  $   38,764
  Buildings and improvements................................................................     19,599     152,945
  Furniture, fixtures and equipment.........................................................     --             140
  Less accumulated depreciation.............................................................     (1,957)     (3,224)
                                                                                             ----------  ----------
     Net investment in real estate..........................................................     23,070     188,625
  Cash and cash equivalents.................................................................        258       3,395
  Marketable securities.....................................................................        479      --
  Tenant accounts receivable................................................................         16          78
  Deferred rent receivable..................................................................        184         479
  Deferred financing costs, net.............................................................        185         857
  Prepaid and other assets, net.............................................................          5         100
                                                                                             ----------  ----------
     Total assets........................................................................... $   24,197  $  193,534
                                                                                             ----------  ----------
                                                                                             ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage loans payable.................................................................... $   14,658  $  114,375
  Accounts payable and accrued expenses.....................................................        190         932
  Rents received in advance and security deposits...........................................     --             425
  Dividends/distributions payable...........................................................        178       1,276
                                                                                             ----------  ----------
     Total liabilities......................................................................     15,026     117,008
                                                                                             ----------  ----------
Minority interests:
  Preferred Units...........................................................................     --          52,500
  Partnership Units.........................................................................     --          12,362
                                                                                             ----------  ----------
     Total minority interests...............................................................     --          64,862
                                                                                             ----------  ----------

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($.01 par value; 50,000,000 authorized, 1,420,000 and
  2,266,083 shares, issued and outstanding at December 31, 1996 and 1997,
  respectively)............................................................................          14          23
Additional paid-in capital.................................................................      12,353      16,620
Accumulated deficit........................................................................      (3,196)     (4,979)
                                                                                             ----------  ----------
  Total stockholders' equity...............................................................       9,171      11,664
                                                                                             ----------  ----------
  Total liabilities and stockholders' equity...............................................  $   24,197  $  193,534
                                                                                             ----------  ----------
                                                                                             ----------  ----------

                 See accompanying notes to financial statements.

                     CORPORATE OFFICE PROPERTIES TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                                        FOR THE YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Revenues
  Rental income......................................................................  $   2,436  $   2,477  $   6,122
  Tenant recoveries and other income.................................................         48         32        496
                                                                                       ---------  ---------  ---------
      Total revenues.................................................................      2,484      2,509      6,618
                                                                                       ---------  ---------  ---------

Expenses
  Property operating.................................................................         42         31        728
  General and administrative.........................................................        336        372        533
  Interest expense...................................................................      1,267      1,246      2,855
  Amortization of deferred financing costs...........................................         13         13         64
  Depreciation.......................................................................        554        554      1,267
  Termination of Advisory Agreement..................................................     --         --          1,353
                                                                                       ---------  ---------  ---------
      Total expenses.................................................................      2,212      2,216      6,800
                                                                                       ---------  ---------  ---------

Income (loss) before minority interests..............................................        272        293       (182)

Minority interests
  Preferred Units....................................................................     --         --           (720)
  Partnership Units..................................................................     --         --            (65)
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     272  $     293  $    (967)
                                                                                       ---------  ---------  ---------

Basic and diluted earnings (loss) per share..........................................  $    0.19  $    0.21  $   (0.60)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------



               See accompanying notes to financial statements.

                     CORPORATE OFFICE PROPERTIES TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                 ADDITIONAL
                                                                      COMMON       PAID-IN    ACCUMULATED
                                                                       STOCK       CAPITAL      DEFICIT       TOTAL
                                                                    -----------  -----------  ------------  ---------
Balance at December 31, 1994......................................   $      14    $  12,353    $   (2,341)  $  10,026
  Net income......................................................      --           --               272         272
  Dividends.......................................................      --           --              (710)       (710)
                                                                    -----------  -----------  ------------  ---------
Balance at December 31, 1995......................................          14       12,353        (2,779)      9,588
  Net income......................................................      --           --               293         293
  Dividends.......................................................      --           --              (710)       (710)
                                                                    -----------  -----------  ------------  ---------
Balance at December 31, 1996......................................          14       12,353        (3,196)      9,171
  Issuance of common stock
    for property acquisition and
    advisory agreement termination................................           9        4,267                     4,276
  Net loss........................................................      --           --              (967)       (967)
  Dividends.......................................................                                   (816)       (816)
                                                                    -----------  -----------  ------------  ---------
Balance at December 31, 1997......................................   $      23    $  16,620    $   (4,979)  $  11,664
                                                                    -----------  -----------  ------------  ---------
                                                                    -----------  -----------  ------------  ---------


                See accompanying notes to financial statements.


                     CORPORATE OFFICE PROPERTIES TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in thousands, except per share data)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1996       1997
                                                                                         ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)....................................................................  $     272  $     293  $    (967)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interests................................................................     --         --            785
     Depreciation......................................................................        554        554      1,267
     Amortization of deferred financing costs..........................................         13         13         64
     Advisory contract termination cost................................................     --         --          1,353
     Other amortization................................................................        (29)       (26)    --
     Increase in deferred rent receivable..............................................        (67)       (67)      (295)
     Decrease (increase) in other assets...............................................          2        (19)      (158)
     (Decrease) increase in accounts payable, accrued expenses,
      rents received in advance and security deposits..................................        (67)        92      1,167
                                                                                         ---------  ---------  ---------
      Net cash provided by operating activities........................................        678        840      3,216
                                                                                         ---------  ---------  ---------

Cash flows from investing activities:
  Proceeds from maturity of marketable securities......................................        130      1,126      1,854
  Purchase of marketable securities....................................................       (681)      (999)    (1,375)
  Purchase of land and buildings.......................................................     --         --           (506)
  Cash proceeds received from acquisition of properties................................     --         --          1,000
                                                                                         ---------  ---------  ---------
      Net cash (used in) provided by investing activities..............................       (551)       127        973
                                                                                         ---------  ---------  ---------

Cash flows from financing activities:
  Costs attributable to Common Stock issued............................................     --         --            (59)
  Dividends paid.......................................................................       (834)      (710)      (710)
  Repayments of mortgage loans payable.................................................       (237)      (257)      (283)
  Refund of mortgage costs.............................................................         71     --         --
                                                                                         ---------  ---------  ---------
      Net cash used in financing activities............................................     (1,000)      (967)    (1,052)
                                                                                         ---------  ---------  ---------

Net (decrease) increase in cash and cash equivalents...................................       (873)    --          3,137

Cash and cash equivalents
  Beginning of year....................................................................      1,131        258        258
                                                                                         ---------  ---------  ---------
  End of year..........................................................................  $     258  $     258  $   3,395
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

                See accompanying notes to financial statements.

                     CORPORATE OFFICE PROPERTIES TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)

1. ORGANIZATION AND FORMATION OF COMPANY

    Corporate Office Properties Trust, Inc. (formerly Royale Investments, Inc.) (the "Company") is a self-administered REIT which focuses on the ownership, acquisition and management of suburban office buildings. The Company was formed in 1988 as a Minnesota corporation. The Company has qualified as a real estate investment trust ("REIT") as defined in the Internal Revenue Code (the "Code"). During the three years ended December 31, 1997, the Company directly owned seven net leased retail properties.

    On October 14, 1997, the Company acquired (Note 4) a portfolio of 10 properties, representing the Mid-Atlantic suburban office operations of The Shidler Group, a national real estate investment firm (the "Office Properties"). As result of the acquisition, the Company became the sole general partner of and obtained a 20.6946% interest in the Common Units ("Partnership Units") of Corporate Office Properties, L.P. (formerly FCO, L.P.) (the "Operating Partnership"), a partnership formed to acquire and hold partnership interests in partnerships which own the Office Properties (the "Properties Partnerships"). The General Partner of the Properties Partnerships is Corporate Office Properties Holdings, Inc. (formerly FCO Holdings, Inc.) ("COP Holdings"), a wholly owned subsidiary of the Company. In addition, the Company became self-administered by terminating its external advisory contract with Crown Advisors, Inc. ("Crown"), and currently entering into a new management contract with Glacier Realty LLC ("Glacier") for the existing retail properties. Purchase accounting was applied to the acquisition of the Office Properties.

    As of December 31, 1997, the Company's portfolio included 17 commercial real estate properties leased for office and retail purposes. The Company changed its name from Royale Investments, Inc. to Corporate Office Properties Trust, Inc. on January 1, 1998.

2. BASIS OF PRESENTATION

    The consolidated financial statements of the Company at December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 include the accounts of the Company, the Operating Partnership, and COP Holdings. All intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to current year presentation. The reclassifications had no affect on net operations or stockholders' equity.

    The Company, as general partner, controls the Operating Partnership; therefore consolidated financial reporting and accounting have been applied. Minority interests (Note 5) represents the 81.14% of the Partnership Units of the Operating Partnership and 100% of the Preferred Units of the Operating Partnership not owned by the Company, each of which include certain interests in the Properties Partnerships retained by the Chairman and the President of the Company ("Retained Interests").

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company recognizes rental revenue from tenants on a straight-line basis under which contractual rent changes are recognized evenly over the lease term. In the accompanying balance sheets, revenues earned in advance of contractual rental payments are recorded as deferred rent receivables while rental payments received in advance of revenue recognition are recorded as rents received in advance. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and is recognized as revenues in the same period as the related expenses are incurred by the Company.

MAJOR TENANTS

    During 1995 and 1996, all of the Company's rental revenue was derived from four major tenants, each of which contributed 20% or more of the total rental revenues. During 1997, four major tenants comprised 64% of total rental income, each individually represented 10% or more of the Company's total rental revenue.

GEOGRAPHICAL DIVERSITY

    During 1995 and 1996, all of the Company's rental revenue was derived from properties located in the mid-west United States. During 1997, 59% of total rental revenue was derived from the office properties in the Philadelphia, Princeton and Harrisburg markets and 41% was derived from properties located in the mid-west United States.

INVESTMENT IN REAL ESTATE AND DEPRECIATION

    Real estate investments are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:


     Building and building improvements.....................  40 years
     Land improvements......................................  20 years
     Equipment and personal property........................   5 years


    Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for building and other improvements are capitalized.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement had no effect on the Company's financial position or results of operations.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits at times. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

DEFERRED FINANCING COSTS

    The Company has capitalized as deferred costs certain expenditures related to its long-term financings. These costs are being amortized, over the terms of the related loans. Accumulated amortization totaled $34 and $98 as of December 31, 1996 and 1997, respectively.

INCOME TAXES

    The Company intends to maintain its election to be treated as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its REIT taxable income and meets the other conditions for qualification as a REIT under the Code, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

    For federal income tax purposes, the cash distributions paid to stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Distributions declared for the year ended December 31, 1995 totaling $710 or $0.50 per share are characterized 30.0% ($0.15 per share) as ordinary income and 70.0% ($0.35 per share) as return of capital. Distributions declared for the year ended December 31, 1996 totaling $710 or $0.50 per share are characterized 40.0% ($0.20 per share) as ordinary income and 60.0% ($0.30 per share) as return of capital. Distributions declared for the year ended December 31, 1997 totaling $816 or $0.50 per share are characterized 45.0% ($0.225 per share) as ordinary income and 55.0% ($0.275 per share) as return of capital.

    Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to the differences in the cost basis for federal tax purposes, differences in the useful lives used to compute depreciation, and differences between the allocation of the Company's net income and loss for financial reporting purposes and for tax reporting purposes.

    The Company is subject to certain state and local income and franchise taxes. The provision for such state and local taxes has been reflected in general and administrative expense in the consolidated statements of income and has not been separately stated due to its insignificance. The Operating Partnership, a limited partnership, is essentially a pass-through entity; therefore, taxes, if any, are the obligations of the owners.

EARNINGS PER SHARE ("EPS")

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Pursuant to SFAS No. 128, the Company has computed basic and diluted EPS for the years ended December 31, 1995, 1996 and 1997. Adoption of SFAS No. 128 did not impact the amounts of EPS previously reported.

    The numerator utilized to calculate basic EPS and diluted EPS is the same. The weighted average common shares outstanding for purposes of basic and diluted EPS calculations are as follows:

                                                                 1995        1996        1997
                                                               ----------  ----------  ----------
     Weighted average common shares--basic..................   1,420,000   1,420,000   1,600,807
     Assumed conversion of stock options....................         249      --          --
                                                              ----------  ----------  ----------
     Weighted average common shares diluted.................   1,420,249   1,420,000   1,600,807
                                                              ----------  ----------  ----------
                                                              ----------  ----------  ----------

    Convertible Preferred Units and convertible Partnership Units could potentially dilute EPS in the future.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include short-term investments, marketable securities, tenant accounts receivable, accounts payable, accrued expenses and mortgage loans payable. The fair values of these financial instruments were not materially different from their carrying or contract values.

4. ACQUISITION OF THE OFFICE PROPERTIES

    On October 14, 1997, the Company closed on the acquisition of the Office Properties. As a result of the acquisition, the Company became the sole general partner of and obtained a 20.6946% interest in the Operating Partnership, an operating partnership formed to acquire and hold the Office Properties.

    In connection with the acquisition, the Company issued 600,000 shares of Common Stock (valued at $5.50 per share, or an aggregate of $3,300) and the Operating Partnership issued approximately 3.2 million Partnership Units (valued at $5.50 per unit, or an aggregate of $17,500) and 2.1 million preferred partnership units ("Preferred Units") (valued at $25.00 per unit, or an aggregate of $52,500). The Office Properties were also subject to $100,000 of 7.5% mortgage financing, payable in 2000. In connection with the acquisition, acquired assets and liabilities were recorded at fair value pursuant to the purchase accounting method.

    Concurrently with the acquisition, the Company issued 273,729 shares of Common Stock (valued at $5.50 per share, or an aggregate of $1,506) in exchange for the assets of Crown, an affiliate of the Company, previously acting as investment advisor to the Company and assisting in the management operations. The contract between Crown and the Company was terminated and the Company entered into a property management agreement with Glacier whose stock is owned by two current officers of the Company, one of whom is also a current director. Further, the Company retired 27,646 shares of Common Stock previously held by Crown at the time it was acquired. The cost of the termination of the contract was $1,353, which was charged to expense in the accompanying statement of operations.

5. MINORITY INTEREST

    As of December 31, 1997, the Operating Partnership, which is 20.6946% owned by the Company, has outstanding 3.2 million of Partnership Units (of which 600,000 are owned by the Company) and 2.1 million of Preferred Units (none which are owned by the Company).

    The Partnership Units are substantially similar economically (and are convertible into) shares of common stock of the Company. The Partnership Units are convertible into shares of Company common stock subject to certain conditions beginning on September 1, 1998. As of December 31, 1997, the Company has accrued $272 of distributions related to holders of Partnership Units.

    The Preferred Units, for which each holder thereof is entitled to a 6.5% priority annual return, may be converted on or after October 1, 1999 into Partnership Units on the basis of 3.5714 Partnership Units for each Preferred Unit plus any accrued return. Income of the Operating Partnership allocated to holders of Preferred Units is also based on the aforementioned 6.5% priority annual return. As of December 31, 1997, the Company has accrued $720 of distributions related to holders of Preferred Units.

6. MORTGAGE NOTES PAYABLE

    At December 31, 1996 and 1997, the Company's mortgage loans totaled $14,658 and $114,375, respectively.

    The Office Properties were acquired subject to mortgage indebtedness of $100,000. The loan is a non-recourse mortgage loan collateralized by the real estate assets of the Office Properties. The loan provides for monthly payments of interest only, at a fixed rate of 7.5% per annum. The loan matures on October 13, 2000 and provides for two one-year extension options, subject to certain conditions. Certain restrictive financial covenants must be complied with, the most restrictive of which are adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.

    The Retail Properties collateralize and, in certain cases, cross collateralize, mortgage loans with maturities ranging from 2004 to 2014 aggregating $14,658 and $14,375 as of December 31, 1996 and 1997, respectively. The mortgage loans accrue interest at rates ranging from 7.6% to 9.5%. The weighted average interest rate on these loans is 8.4%.

    Aggregate maturities of the mortgage loans outstanding at December 31, 1997 are as follows:

           1998                          $     307
           1999                                355
           2000                            100,391
           2001                                425
           2002                              4,816
           Thereafter                        8,081
                                         ---------
             Total                       $ 114,375
                                         ---------
                                         ---------

    As of December 31, 1997, substantially all of the Company's Properties were mortgaged or subject to liens, aggregating $188,485 of net book value.

    The Company has a revolving credit agreement with a bank whereby the Company can borrow up to $100 at an annual interest rate equal to prime. Interest is payable monthly with the principal due April 10, 1998. At December 31, 1997, no amounts were borrowed against the note.

7. STOCK OPTIONS AND COMMON STOCK WARRANTS

    In April 1993, the Company adopted a stock option plan ("Plan") for directors which provides for the grant of an option to purchase 2,500 shares of common stock to a director upon appointment or election, and upon each re-election. The purchase price of the stock will be the fair market value at the time the option is granted. The options are exercisable beginning on the first anniversary of their grant and expire ten years after the date of grant. The Company has reserved 75,000 shares of common stock for issuance pursuant to the Plan.

    The following summarizes transactions in the Plan:

                                                                                               WEIGHTED
                                                                              EXERCISE          AVERAGE
                                                                           EXERCISE PRICE   EXERCISE PRICE
                                                                 SHARES       PER SHARE        PER SHARE
                                                                ---------  ---------------  ---------------
Outstanding at December 31, 1994..............................     27,500   $ 9.50--$10.38       $ 9.75
Granted--1995.................................................     15,000   $    5.38            $ 5.38
                                                                ---------
Outstanding at December 31, 1995..............................     42,500   $ 5.38--$10.38       $ 8.21
Granted--1996.................................................     15,000   $    5.63            $ 5.63
                                                                ---------
Outstanding at December 31, 1996..............................     57,500   $ 5.38--$10.38       $ 7.53
Granted--1997.................................................     25,000   $ 5.25--$ 7.59
Forfeited--1997...............................................     (7,500)  $    5.25            $ 5.25
                                                                ---------
Outstanding at December 31, 1997..............................     75,000   $ 5.25--$10.38       $ 7.31
                                                                ---------
                                                                ---------
Exercisable at December 31, 1997..............................     57,500   $ 5.38--$10.38       $ 7.53
                                                                ---------
Available for future grant at December 31, 1997...............     --
                                                                ---------
                                                                ---------

    The weighted average grant-date fair value of options granted in 1995, 1996 and 1997 was $0.76, $0.63 and $1.25, respectively. The weighted average remaining contractual life of the options at December 31, 1997 was approximately 8 years.

    The weighted average assumptions used to price the grant-date fair value of options were as follows:

                                                  1995       1996       1997
                                                ---------  ---------  ---------
     Risk free interest rate..................       6.75%      6.25%      6.32%
     Expected life -- years...................          8          8          8
     Expected volatility......................         35%        31%        34%
     Expected dividend rate...................       9.20%      9.70%      6.70%


    If the Company elected to account for its stock options based on Statement of Financial Accounting Standards No. 123, net income and earnings per average common share would have been as follows for the years ended December 31, 1995, 1996 and 1997:

                                                                1995       1996       1997
                                                              ---------  ---------  ---------
    Net (loss) income, as reported..........................  $     272  $     293  $    (967)
    Net (loss) income, pro forma............................        261        284       (998)
    (Loss) earnings per share, as reported..................       0.19       0.21      (0.60)
    (Loss) earnings per share, pro forma....................       0.18       0.19      (0.61)

    Warrants for an aggregate of 30,000 and 34,000 shares of common stock were issued to officers and directors of the Company and to the underwriter in December 1991 at exercise prices of $10 and $13 per share, respectively. All of the warrants expired on December 22, 1996, and none were exercised.

8. RELATED PARTY TRANSACTIONS

    Pursuant to the advisory agreement which was terminated on October 14, 1997 (see Note 4), Crown, an affiliate of the Company, acted as investment advisor to the Company and assisted in the management of the day-to-day operations for a base annual fee of $250 plus incentives based upon performance. Advisory fees paid to Crown were $250, $250 and $198 for the years ended December 31, 1995, 1996 and 1997 respectively. No performance fee was paid or earned under this agreement.

    On October 14, 1997, the Company entered into a new management agreement (the "Management Agreement") with Glacier. Substantially all of the interests in Glacier are owned by Vernon R. Beck, a Vice President and director of the Company, and John Parsinen, the Secretary of the Company. Under the Management Agreement, Glacier is responsible for the management of the Retail Properties of the Company. The Management Agreement provides that Glacier will receive an annual fee of $250 plus a percentage of Average Invested Assets (as defined in the Management Agreement) and will pay third party expenses associated with owning the Retail Properties. In addition, Glacier will receive a fee of 1% of the purchase price or the sale price upon the acquisition or disposition by the Company or any of its affiliates of any net-leased real estate assets. Under the Management Agreement, this percentage is increased to 3% in the event that all or substantially all of the net-leased real estate properties are disposed of. The Management Agreement has a term of five years and is terminable thereafter on 180 days prior written notice. In the event that the Management Agreement is terminated, including for non-renewal, a fee equal to 3% of the Invested Real Estate Assets (defined in the Management Agreement to exclude the Company's current net-leased real estate assets) would be due to Glacier. Management fees paid to Glacier were $52 for the year ended December 31, 1997.

    An officer and director of the Company is a partner in a law firm which received fees from the Company relating to legal services totaling $9 and $69 for the years ended December 31, 1996 and 1997, respectively.

    The Company has employee advances on the balance sheet in the amount of $14 as of December 31, 1997.

    An officer and director of the Company is the director of a company that received management fees of $22 in 1997.

9. OPERATING LEASES

    The Company leases its properties to tenants under operating leases with various expiration dates extending to the year 2014. Gross minimum future rentals and accrued rental income on noncancelable leases at December 31, 1997 are as follows (in thousands):


       1998 .........................   $  18,387
       1999 .........................      18,273
       2000 .........................      18,114
       2001 .........................      17,942
       2002 .........................      16,452
       Thereafter ...................     101,514
                                        ----------
         Total ......................   $ 190,682
                                        ----------
                                        ----------


10. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDING DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     1995       1996        1997
                                                                                   ---------  ---------  -----------
Interest paid....................................................................  $   1,266  $   1,210  $     2,220
                                                                                   ---------  ---------  -----------
Supplemental schedule of non-cash investing and financing activities:
  Distribution payable on common stock/units.....................................  $     178  $     178  $       556
  Distribution payable on preferred units........................................     --         --              720
                                                                                   ---------  ---------  -----------
                                                                                   $     178  $     178  $     1,276
                                                                                   ---------  ---------  -----------
                                                                                   ---------  ---------  -----------
Advisory contract termination fee for common stock:
  Advisory contract termination fee..............................................  $  --      $  --      $    (1,353)
  Common stock...................................................................     --         --                2
  Additional paid in capital.....................................................     --         --            1,351
                                                                                   ---------  ---------  -----------
                                                                                   $       -  $  --      $   --
                                                                                   ---------  ---------  -----------
                                                                                   ---------  ---------  -----------
In conjunction with the property acquisition, the following assets and liabilities were assumed:
   Purchase of real estate.......................................................  $  --      $  --      $  (166,316)
   Mortgage loans................................................................     --         --          100,000
   Deferred financing costs......................................................     --         --             (735)
   Common stock..................................................................     --         --                6
   Additional paid in capital....................................................     --         --            2,975
   Partnership Units.............................................................     --         --           12,570
   Preferred Units...............................................................     --         --           52,500
                                                                                   ---------  ---------  -----------
   Proceeds from acquisition of properties.......................................  $  --      $  --      $     1,000
                                                                                   ---------  ---------  -----------
                                                                                   ---------  ---------  -----------

11. COMMITMENTS AND CONTINGENCIES

    In the normal course of business the Company is involved in legal actions arising from its ownership and administration of its properties. In managementis opinion, any liabilities which may result, are not expected to have a material adverse effect on the Companyis financial position, operations or liquidity. The Company is subject to various federal, state and local environmental regulations related to its property ownership and operation. The Company has performed environment assessments of its properties, the results of which have not revealed any environmental liability that the Company believes would have a material adverse effect on the Companyis financial position, operations or liquidity.

    The Company has a property management agreement with Glacier, a related party, which provides for Glacier to manage the seven net leased retail properties of the Company for a five year term with a minimum fee of $250 per annum.

12. Quarterly data (Unaudited)

                                                                          YEAR END DECEMBER 31, 1997
                                                                ----------------------------------------------
                                                                  FIRST       SECOND      THIRD       FOURTH
                                                                 QUARTER     QUARTER     QUARTER     QUARTER
                                                                ----------  ----------  ----------  ----------
Revenues......................................................  $      633  $      633  $      633  $    4,719
                                                                ----------  ----------  ----------  ----------
Income (loss) before minority interest........................          91          87          85        (445)
Minority interest.............................................      --          --          --            (785)
                                                                ----------  ----------  ----------  ----------
Net (loss) income.............................................  $       91  $       87  $       85  $   (1,230)
                                                                ----------  ----------  ----------  ----------
Basic and diluted earnings (loss) per share...................  $     0.06  $     0.06  $     0.06  $    (0.58)
                                                                ----------  ----------  ----------  ----------
Weighted average common shares -- basic.......................   1,420,000   1,420,000   1,420,000   2,137,331
                                                                ----------  ----------  ----------  ----------
Weighted average common shares -- diluted.....................   1,420,000   1,420,000   1,426,558   2,137,331
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

                                                                          YEAR END DECEMBER 31, 1996
                                                                ----------------------------------------------
                                                                  FIRST       SECOND      THIRD       FOURTH
                                                                 QUARTER     QUARTER     QUARTER     QUARTER
                                                                ----------  ----------  ----------  ----------
Revenues......................................................  $      620  $      625  $      624  $      640
                                                                ----------  ----------  ----------  ----------
Net income....................................................  $       61  $       64  $       89  $       79
                                                                ----------  ----------  ----------  ----------
Earnings per share............................................  $     0.04  $     0.05  $     0.06  $     0.06
                                                                ----------  ----------  ----------  ----------
Weighted average common shares-basic..........................   1,420,000   1,420,000   1,420,000   1,420,000
                                                                ----------  ----------  ----------  ----------
Weighted average common shares-diluted........................   1,420,000   1,420,056   1,420,000   1,420,000
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

13. Pro Forma Financial Information (Unaudited)

    The acquisition of the Office Properties on October 14, 1997 was accounted for by the purchase method. The accompanying financial statements include the effects of the acquisition from the date of purchase through December 31, 1997.

    The following pro forma condensed financial information for the years ended December 31, 1996 and 1997 are presented as if the purchase of Office Properties had occurred at January 1, 1996 and 1997, and therefore include pro forma adjustments as deemed necessary by management. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1996 and 1997, nor does it purport to represent the results of operations for future periods.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                               ---------------------------
                                                                                  1996             1997
                                                                               -----------      ----------
                                                                                        (UNAUDITED)
Total revenues..............................................................   $   16,202        $   20,116
                                                                               -----------      -----------
Property expenses...........................................................        2,819             3,459
General and administrative expense..........................................          278               707
Interest expense............................................................        8,850             8,724
Depreciation and amortization...............................................        4,143             4,280
                                                                               -----------      -----------
Total expenses..............................................................       16,090            17,170
                                                                               -----------      -----------
Income (loss) before minority interest......................................          112             2,946
Income allocated to minority interest:
  Preferred Units...........................................................        --               (2,578)
  Partnership Units.........................................................          147              --
                                                                               -----------      -----------
Net income (loss) available to Common Shareholders..........................   $      259        $      368
                                                                               -----------      -----------
Basic and diluted earnings per share........................................   $     0.11        $     0.16
                                                                               -----------      -----------
Weighted average number of shares outstanding--basic and diluted...........     2,266,083         2,266,083
                                                                               -----------      -----------
                                                                               -----------      -----------

14. SUBSEQUENT EVENTS

    On February 5, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the conversion of outstanding shares of common stock, par value $.01 per share, of the Company into common shares of beneficial interest, par value $.01 per share, of Corporate Office Properties Trust ("MD REIT"). This registration has been made to facilitate the Company's proposed reformation into a Maryland real estate investment trust through a two-step merger. The first proposed merger will merge the company into a newly formed Maryland corporation. The newly formed Maryland corporation will then be merged into the MD REIT in the second proposed merger. The Company intends to account for the reformation as if it were a pooling of interests with no adjustment to the carrying value of the underlying assets and liabilities. The transaction is subject to shareholder approval.

    The Company intends to file a registration statement with the Securities and Exchange Commission for the issuance of 7,500,000 common shares of beneficial interest, par value of $.01 per share, of MD REIT ( the "Offering"). The Company intends to use the proceeds from the Offering to acquire additional units in the Operating Partnership which will, in turn, use the proceeds to reduce outstanding mortgage indebtedness and acquire properties. There is no assurance the Company will consummate the Offering.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
  Corporate Office Properties Trust, Inc.:


    In connection with our audits of the consolidated financial statements of Corporate Office Properties Trust, Inc. as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, which financial statements are included in this Form 10-K, we have also audited the accompanying financial statement schedule.

    In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                     Coopers & Lybrand L.L.P.
                                     2400 Eleven Penn Center
                                     Philadelphia, Pennsylvania


February 24, 1998

                    CORPORATE OFFICE PROPERTIES TRUST, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                     IMPROVE-        TOTAL
                                                                       BUILDING       MENTS &       BUILDING
                                            BUILDING                    & LAND       CARRYING       & LAND          ACCUMULATED
PROPERTY NAME                 LOCATION        TYPE     ENCUMBRANCES   IMPROVEMENTS     COSTS      IMPROVEMENTS      DEPRECIATION
--------------             ------------     --------  --------------  -------------  ----------   -------------     ------------

429 South Brunswick        Dayton, NJ        Office    $  8,793,966  $  11,718,548    $2,000       $ 11,720,548     $   62,606
431 South Brunswick        Dayton, NJ        Office       8,351,026     11,128,301       --          11,128,301         59,453
437 South Brunswick        Dayton, NJ        Office       2,151,023      2,866,382       --           2,866,382         15,314
Blue Bell 751/753/760/785
 Jolly Rd.                 Blue Bell, PA     Office      66,231,669     88,320,735       --          88,320,735        471,851
2601 Market Place          Harrisburg, PA    Office       5,801,595      7,712,693       --           7,712,693         41,205
2605 Interstate            Harrisburg, PA    Office       6,241,536      8,355,177       --           8,355,177         44,637
6385 Flank Drive           Harrisburg, PA    Office       2,429,185      3,242,272       --           3,242,272         17,322
Peru                       Peru, II          Retail       2,429,348      3,226,279       --           3,226,279        353,976
Indianapolis,              Indianapolis, IN  Retail           --         4,003,155       --           4,003,155        667,251
Plymouth                   Plymouth, MN      Retail       4,660,648      4,019,547       --           4,019,547        663,579
Minot                      Minot, ND         Retail       2,628,356      2,503,328       --           2,503,328        265,394
Delafield                  Delafield, WI     Retail       1,864,231      2,540,375       --           2,540,375        217,545
Glendale                   Glendale, WI      Retail       1,055,731      1,156,543       --           1,156,543        135,705
Oconowomac                 Oconowomac, WI    Retail       1,737,046      2,150,000       --           2,150,000        208,417
                                                       $114,375,360    152,943,335     $2,000      $152,945,335  $   3,224,255
                                                       ------------  --------------- ----------    -------------  -------------



                         YEAR BUILT/     DATE     DEPRECIATION
PROPERTY NAME             RENOVATED    ACQUIRED      LIFE
---------------          -----------   ---------  -----------

                         1966/1996     10/14/97    40 Years
                         1958/1967     10/14/97    40 Years
                         1962/1996     10/14/97    40 Years
                       1960-74/92-96   10/14/97    40 Years
                            1989       10/14/97    40 Years
                            1990       10/14/97    40 Years
                            1995       10/14/97    40 Years
                            1993       11/30/93    40 Years
                            1991       11/30/93    40 Years
                            1991       06/01/92    40 Years
                            1993       02/01/94    40 Years
                            1994       11/02/94    40 Years
                            1992       09/29/93    40 Years
                            1994       05/17/94    40 Years

                         ----------    ---------  -----------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE OFFICE PROPERTIES TRUST

Date March 25, 1998          By: /s/ Clay W. Hamlin, III
                                 --------------------------------
                                 Clay W. Hamlin, III
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date March 25, 1998          By: /s/ Thomas D. Cassel
                                 --------------------------------
                                 Thomas D. Cassel
                                 Vice President--Finance and Treasurer
                                 (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  ------------------

      /s/ JAY H. SHIDLER        Chairman of the Board and      March 27, 1998
------------------------------    Trustee
       (Jay H. Shidler)

   /s/ CLAY W. HAMLIN, III      President and Chief            March 27, 1998
------------------------------  Executive Officer,
     (Clay W. Hamlin, III)      Trustee (Principal
                                  Executive Officer)

     /s/ THOMAS D. CASSEL       Vice President, Finance         March 27, 1998
------------------------------  (Principal Accounting and
      (Thomas D. Cassel)        Financial Officer)

      /s/ VERNON R. BECK        Vice Chairman of the Board      March 27, 1998
------------------------------  and Trustee
       (Vernon R. Beck)

     /s/ KENNETH D. WETHE       Trustee                         March 27, 1998
------------------------------
      (Kenneth D. Wethe)

     /s/ ALLEN C. GEHRKE        Trustee                         March 27, 1998
------------------------------
      (Allen C. Gehrke)

    /s/ WILLIAM H. WALTON       Trustee                         March 27, 1998
------------------------------
     (William H. Walton)

   /s/ KENNETH S. SWEET, JR.    Trustee                         March 27, 1998
------------------------------
    (Kenneth S. Sweet, Jr.)

                                 EXHIBIT INDEX

EXHIBIT                                                                             PAGE
  NO.                              DESCRIPTION                                     NUMBER
-------  ----------------------------------------------------------------------   --------

   2.1 Agreement and Plan of Merger, dated as of January 31, 1998, among the Registrant, the Maryland Company and the Company (filed with the Trust's Registration Statement on Form S-4 (Commission File No.
         333-45649) and incorporated herein by reference).

   2.2 Formation/Contribution Agreement dated September 7, 1997, as amended, by and among the Company and certain subsidiary corporations and partnerships regarding the Transactions (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.3   Agreement and Plan of Reorganization between the Company and Crown
         Advisors, Inc. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.4   Limited Partnership Agreement of the Operating Partnership dated
         October 14, 1997 (filed with the Company's Current Report on Form
         8-K on October 29, 1997 and incorporated herein by reference).

   2.5   Amended and Restated Partnership Agreement of Blue Bell Investment
         Company, L.P. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.6   Amended and Restated Partnership Agreement of South Brunswick
         Investors, L.P. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

   2.7   Amended and Restated Partnership Agreement of ComCourt Investors,
         L.P. (filed with the Company's Current Report on Form 8-K on October
         29, 1997 and incorporated herein by reference).

   2.8   Amended and Restated Partnership Agreement of 6385 Flank, L.P.
         (filed with the Company's Current Report on Form 8-K on October 29,
         1997 and incorporated herein by reference).

   3.1 Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File
         No. 333-45649) and incorporated herein by reference).

   3.2   Bylaws of Registrant (filed with the Registrant's Registration
         Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).


EXHIBIT                                                                             PAGE
  NO.                              DESCRIPTION                                     NUMBER
-------  ----------------------------------------------------------------------   --------

   4.1   Form of certificate for the Registrant's Common Shares of Beneficial
         Interest, $0.01 par value per share (filed with the Registrant's
         Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

  10.1 Clay W. Hamlin III Employment Agreement dated October 14, 1997 with the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

  10.2 Registration Rights Agreement dated October 14, 1997, as amended, for the benefit of certain shareholders of the Registrant (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

  10.3   Management Agreement between Registrant and Glacier Realty, LLC
         (filed with the Company's Current Report on Form 8-K on October 29,
         1997, and incorporated herein by reference).

  10.4 Senior Secured Credit Agreement dated October 13, 1997 (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

  10.5   Corporate Office Properties Trust 1998 Long Term Incentive Plan
         (filed with the Registrant's Registration Statement on Form S-4
         (Commission File No. 333-45649) and incorporated herein by reference).

  10.6   Stock Option Plan for Directors (filed with Royale Investments,
         Inc.'s Form 10-KSB for the year ended December 31, 1993 (Commission
         File No. 0-20047) and incorporated herein by reference).

  10.7   Lease Agreement between Blue Bell Investment Company, L.P. and
         Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration Statement on Form S-4 (Commission
         File No. 333-45649) and incorporated herein by reference).

  10.8   Lease Agreement between Blue Bell Investment Company, L.P. and
         Unisys Corporation dated March 12, 1997 with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission
         File No. 333-45649) and incorporated herein by reference).

  10.9   Lease Agreement between Blue Bell Investment Company, L.P. and
         Unisys Corporation dated March 12, 1997 with respect to lot C (filed with the Registrant's Registration Statement on Form S-4 (Commission
         File No. 333-45649) and incorporated herein by reference).


EXHIBIT                                                                             PAGE
  NO.                              DESCRIPTION                                     NUMBER
-------  ----------------------------------------------------------------------   --------

  10.11  Amended and Restated Lease between South Brunswick Investors L.P.
         and International Business Machines Corporation dated August 11,
         1995, as amended (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

  10.12  Agreement of Lease between South Brunswick Investors L.P. and
         Teleport Communications Group, Inc. dated February 20, 1996, as amended (filed with the Registrant's Registration Statement on Form
         S-4 (Commission File No. 333-45649) and incorporated herein by reference).

  10.13  Agreement of Lease between South Brunswick Investors L.P. and
         Teleport Communications Group, Inc. dated August 19, 1996 (filed with the Registrant's Registration Statement on Form S-4 (Commission
         File No. 333-45649) and incorporated herein by reference).

  10.14 Thomas D. Cassel Employment Agreement dated as of October 20, 1997 with the Operating Partnership.

   16.1 Letter to the Commission from Lurie, Besikof, Lapidus & Co., LLP dated November 4, 1997 (filed with Company's Current Report on Form
         8-K on November 6, 1997, and incorporated herein by reference).

   21.1  Subsidiaries of Registrant.

   24.1  Powers of attorney (included on signature page to the Registration
         Statement).

   26.1 Published report regarding name change of Registrant filed as proxy materials on Form 14A on December 4, 1997.

   27.1  Financial Data Schedule
