Form 10-Q
period 1998-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 1998-08-12
CIK 860546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                               ------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ---------------------------
                         Commission file number 0-20047


                        Corporate Office Properties Trust
             (Exact name of registrant as specified in its charter)

                   Maryland                                  23-2947217
        (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                   Identification No.)

One Logan Square, Suite 1105, Philadelphia, PA                  19103
   (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (215) 567-1800

                    ----------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On August 12, 1998, 9,771,083 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               Table of Contents


                                                   Form 10-Q
                                                   ---------

                                                                                                         PAGE
                                                                                                         ----
PART I:  FINANCIAL INFORMATION

Item 1:      Financial Statements:
               Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                  December 31, 1997                                                                        3
               Consolidated Statements of Operations for the three and six
                  months ended June 30, 1998 and 1997 (unaudited)                                          4
               Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1998 and 1997 (unaudited)                                                       5
               Notes to Consolidated Financial Statements                                                  6
Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations        10


PART II:  OTHER INFORMATION

Item 1:       Legal Proceedings                                                                           14
Item 2:       Changes in Securities                                                                       14
Item 3:       Defaults Upon Senior Securities                                                             14
Item 4:       Submission of Matters to a Vote of Security Holders                                         14
Item 5:       Other Information                                                                           14
Item 6:       Exhibits and Reports on Form 8-K                                                            14


SIGNATURES                                                                                                17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                       Corporate Office Properties Trust
                                          Consolidated Balance Sheet

             (Dollars in thousands, except share and per share data)

                                                                            June 30,            December 31,
                                                                              1998                  1997
                                                                       -------------------- ---------------------
                                                                           (unaudited)
Assets
     Land                                                                   $   59,169           $   38,764
     Buildings and improvements                                                234,717              152,945
     Furniture, fixtures and equipment                                             265                  140
     Less accumulated depreciation                                              (5,479)              (3,224)
---------------------------------------------------------------------- -------------------- ---------------------
       Net investments in real estate                                          288,672              188,625

     Cash and cash equivalents                                                   4,914                3,395
     Restricted cash                                                               143                 --
     Tenant accounts receivable                                                    315                   78
     Deferred rent receivable                                                    1,221                  479
     Deferred financing costs, net                                               1,220                  857
     Prepaid and other assets, net                                               1,040                  100
---------------------------------------------------------------------- -------------------- ---------------------
       Total assets                                                         $  297,525           $  193,534
---------------------------------------------------------------------- -------------------- ---------------------

Liabilities and shareholders' equity
   Liabilities:
     Mortgage loans payable                                                 $  144,417           $  114,375
     Accounts payable and accrued expenses                                       1,282                  932
     Rents received in advance and security deposits                             1,592                  425
     Dividends/distributions payable                                             2,706                1,276
---------------------------------------------------------------------- -------------------- ---------------------
       Total liabilities                                                       149,997              117,008
---------------------------------------------------------------------- -------------------- ---------------------

   Minority interests:
     Preferred Units                                                            52,500               52,500
     Partnership Units                                                          11,999               12,362
---------------------------------------------------------------------- -------------------- ---------------------
       Total minority interests                                                 64,499               64,862
---------------------------------------------------------------------- -------------------- ---------------------

   Commitments and contingencies                                                   --                    --

   Shareholders' equity:
    Common Shares of beneficial interest ($0.01 par value; 45,000,000 authorized, 9,771,083 and 2,266,083 shares, issued and outstanding at June
      30, 1998 and December 31, 1997,
      respectively)                                                                 98                   23
    Additional paid-in capital                                                  89,287               16,620
    Accumulated deficit                                                         (6,356)              (4,979)
---------------------------------------------------------------------- -------------------- ---------------------
       Total shareholders' equity                                               83,029               11,664
---------------------------------------------------------------------- -------------------- ---------------------

       Total liabilities and shareholders' equity                           $  297,525           $  193,534
---------------------------------------------------------------------- -------------------- ---------------------

                 See accompanying notes to financial statements.

                        Corporate Office Properties Trust
                      Consolidated Statements of Operations

                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                                   For the three months ended   For the six months ended
                                                                            June 30,                    June 30,
                                                                  ----------------------------- --------------------------
                                                                       1998           1997         1998          1997
                                                                  --------------- ------------- ------------ -------------
Revenues
   Rental income                                                   $  7,058         $    626     $ 11,977     $  1,252
   Tenant recoveries and other income                                   784               6         1,390           13
----------------------------------------------------------------- --------------- ------------- ------------ -------------
     Total revenues                                                   7,842             632        13,367        1,265
----------------------------------------------------------------- --------------- ------------- ------------ -------------

Expenses
   Property operating                                                 1,645               6         2,544           12
   General and administrative                                           359              90           658          176
   Interest expense                                                   2,416             307         4,575          615
   Amortization of deferred financing costs                              83               3           147            6
   Depreciation and other amortization                                1,281             139         2,258          278
   Reformation costs                                                   --               --            637          --
----------------------------------------------------------------- --------------- ------------- ------------ -------------
     Total expenses                                                   5,784             545        10,819        1,087
----------------------------------------------------------------- --------------- ------------- ------------ -------------

Income before minority interests                                      2,058              87         2,548          178

Minority interests
   Preferred Units                                                     (853)            --         (1,706)         --
   Partnership Units                                                   (276)            --           (412)         --
----------------------------------------------------------------- --------------- ------------- ------------ -------------

Net income                                                           $  929         $    87       $   430      $   178
----------------------------------------------------------------- --------------- ------------- ------------ -------------

Earnings per Share
  Basic and Diluted                                                 $  0.12         $  0.06       $  0.09      $  0.13
----------------------------------------------------------------- --------------- ------------- ------------ -------------

                                See accompanying notes to financial statements.

                                       Corporate Office Properties Trust
                                     Consolidated Statements of Cash Flows

                                            (Dollars in thousands)
                                                  (unaudited)

                                                                        For the six months ended
                                                                                June 30,
                                                                       ----------------------------
                                                                           1998          1997
                                                                       ------------- --------------
Cash flows from operating activities:
   Net income                                                            $   430       $   178
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Minority interests                                                      2,118           --
   Depreciation and amortization                                           2,258           278
   Amortization of deferred financing costs                                  147             6
   Increase in deferred rent receivable                                     (742)          (33)
   Increase in tenant accounts receivable and other assets                (1,029)          (33)
   Increase (decrease) in accounts payable, accrued expenses, rents
     received in advance and security deposits                             1,517            (1)
---------------------------------------------------------------------- ------------- --------------
     Net cash provided by operating activities                             4,699           395
---------------------------------------------------------------------- ------------- --------------

Cash flows from investing activities:
   Proceeds from maturity of marketable securities                          --             879
   Purchase of marketable securities                                        --            (800)
   Increase in restricted cash                                              (143)          --
   Purchases of and additions to investments in real estate              (95,836)          --
   Leasing commissions paid                                                 (151)          --
---------------------------------------------------------------------- ------------- --------------
     Net cash (used in) provided by investing activities                 (96,130)           79
---------------------------------------------------------------------- ------------- --------------

Cash flows from financing activities:
   Net proceeds from issuance of Common Shares                            72,742           --
   Dividends paid                                                           (623)         (355)
   Distributions paid                                                     (2,235)          --
   Proceeds from mortgage loans payable                                   23,750           --
   Repayments of mortgage loans payable                                     (174)         (139)
   Deferred financing costs                                                 (510)          --
---------------------------------------------------------------------- ------------- --------------
---------------------------------------------------------------------- ------------- --------------
     Net cash provided by (used in) financing activities                  92,950          (494)
---------------------------------------------------------------------- ------------- --------------

Net increase (decrease) in cash and cash equivalents                       1,519           (20)

Cash and cash equivalents
   Beginning of period                                                     3,395           258
---------------------------------------------------------------------- ------------- --------------
   End of period                                                       $   4,914       $   238
---------------------------------------------------------------------- ------------- --------------

                                See accompanying notes to financial statements.

                        Corporate Office Properties Trust
                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)
                                   (unaudited)


1.  Organization and Formation of Company

         Corporate Office Properties Trust (formerly Royale Investments, Inc.) (the "Company") is a self-administered REIT which focuses on the ownership, acquisition and management of suburban office buildings. The Company was formed in 1988 as a Minnesota corporation. The Company has qualified as a real estate investment trust ("REIT") as defined in the Internal Revenue Code (the "Code"). As of June 30, 1998, the Company's portfolio included 31 commercial real estate properties leased for office and retail purposes.

         The Company's operations are conducted primarily through Corporate Office Properties, L.P. (the "Operating Partnership"), a partnership formed to own real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Company is the sole general partner in the Operating Partnership and as of June 30, 1998, owned 75.8% of the Operating Partnership's common partnership units ("Partnership Units"). The general partner of several of the subsidiary partnerships is Corporate Office Properties Holdings, Inc. ("COPH"), a wholly owned subsidiary of the Company.

         On January 1, 1998, the Company changed its name to Corporate Office Properties Trust, Inc. On March 16, 1998, the Company was reformed as a Maryland real estate investment trust and changed its name to Corporate Office Properties Trust (the "Reformation"). In connection with the Reformation, 45,000,000 common shares and 5,000,000 preferred shares were authorized and each share of common stock was exchanged for one common share of beneficial interest, par $0.01 ("Common Share") in Corporate Office Properties Trust. All common stock references in the financial statements have been restated as Common Shares. This restatement had no effect on net operations or the amounts presented as shareholders' equity.

2.       Summary of Significant Accounting Policies

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1998 and December 31, 1997, and the reported amounts of revenues and expenses for the three and six months ended June 30, 1998 and 1997. Actual results could differ from those estimates.

         In the opinion of the Company, all adjustments (consisting solely of normal recurring matters, except for $637 of costs associated with the Reformation) necessary to fairly present the financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

Basis of Presentation

         The consolidated financial statements of the Company at June 30, 1998 and December 31, 1997 include the accounts of the Company, the Operating Partnership (and its subsidiary partnerships and LLCs), and COPH.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to current year presentation. The reclassifications had no effect on net operations or shareholders' equity.

         The Company, as general partner, controls the Operating Partnership; therefore consolidated financial reporting and accounting have been applied. Minority interests represent the Partnership Units and preferred partnership units ("Preferred Units") of the Operating Partnership not owned by the Company, each of which include certain interests retained by the Chairman of the Board of Trustees and the President and Chief Executive Officer of the Company ("Retained Interests").

Earnings Per Share ("EPS")

         Pursuant to SFAS No. 128, the Company has computed basic and diluted EPS for the three and six months ended June 30, 1998 and 1997. The weighted average common shares outstanding for purposes of basic and diluted EPS calculations are as follows (in thousands):

                                               Three months Ended June 30,     Six Months Ended June 30,
                                                  1998            1997           1998            1997
                                                  ----            ----           ----            ----
Weighted average common shares-basic               7,628          1,420           4,964          1,420
Assumed conversion of stock options                   21            --               21            --
Conversion of Preferred Units                      7,500            --              --             --
Conversion of Common Units                         2,582            --              --             --
                                                   -----          -----           -----          -----
Weighted average common shares-diluted            17,731          1,420           4,985          1,420
                                                   -----          -----           -----          -----
                                                   -----          -----           -----          -----



         The diluted EPS computation for the six months ended June 30, 1998 does not assume conversion of convertible Preferred Units and convertible Partnership Units since such conversion would have an antidilutive effect on EPS. The conversion of convertible Preferred Units and convertible Partnership Units into Common Shares would increase the diluted weighted average common shares denominator by 7,500,000 and 2,582,000 Common Shares, respectively, for the six months ended June 30, 1998. Such conversions could potentially dilute EPS in the future.

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (`SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. While this statement effects only financial statement disclosures, the Company currently does not expect adoption of this Statement to have a material effect on the preparation of its financial statement presentation or related footnote disclosures. SFAS 131 is not effective for interim financial statements in the initial year of its application.

         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") reached consensus on Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company does not incur significant internal costs from preacquisition activities; therefore the adoption of EITF 97-11 is not expected to have a material effect on the Company's consolidated statement of operations.

3.   Acquisitions of Real Estate

         On April 30, 1998, the Company, through affiliates of the Operating Partnership, acquired nine multistory office buildings and three office/flex buildings in the Baltimore/Washington Corridor in Linthicum, Anne Arundel County, Maryland (the "Airport Square Properties"). The properties were acquired for cash at an aggregate purchase price of $72,618, including $1,139 in transaction costs.

         On May 28, 1998, the Company, through affiliates of the Operating Partnership, acquired two multistory office buildings located in Fairfield, New Jersey (the "Fairfield Properties"). The properties were acquired at an aggregate price of $29,405, including $605 in transaction costs, paid through the assumption of debt of $6,465 and proceeds from the Credit Facility, as defined below (Note 5).

4.  Issuance of Shares and Options

         In March 1998, options to purchase an aggregate of 45,000 shares were granted to an officer and four independent Trustees at a grant price of $12.25 per share. Options relating to 20,000 Common Shares vest one year after the date of grant and options relating to 25,000 Common Shares vest ratably over 3 years following the date of grant. The options expire ten years after the date of grant.

         In January 1998, options to purchase 2,500 shares were exercised. In March 1998, options to purchase an additional 2,500 shares were exercised.

         On April 27 1998, the Company completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share (the "Offering"). The net proceeds were contributed to the Operating Partnership in exchange for 7,500,000 Partnership Units. The Operating Partnership used the proceeds to fund acquisitions.

5.  Mortgage Loans Payable

         On May 28, 1998, the Company obtained a $100,000 secured revolving credit facility (the "Credit Facility") initially collateralized by the Airport Square Properties and one of the Fairfield Properties. The Credit Facility is a variable rate loan bearing interest at LIBOR plus 175 basis points and provides for monthly payments of interest only. A fee of 25 basis points per annum on the unused amount of the Credit Facility will be payable quarterly, in arrears. As of June 30, 1998, $23,750 was borrowed under the Credit Facility. In addition, $5,000 of the Credit Facility was issued as a letter of credit, which the Company posted as a deposit in connection with the Constellation Transaction as, defined below (Note 9).

         On May 28, 1998, the Company assumed $6,465 in debt collateralized by one of the Fairfield Properties. The debt bears interest at a fixed rate of 8.29% per annum and provides for monthly payments of principal and interest totaling $56.

6.  Dividends and Distributions

         The Company declared a dividend on March 16, 1998 of $0.15 per Common Share, which was paid on April 15, 1998 to shareholders of record as of March 31, 1998. The Company also declared a dividend on June 2, 1998 of $0.15 per Common Share which was paid on July 15, 1998 to shareholders of record as of June 30, 1998.

         The Company declared distributions to minority interests holding Partnership Units and Preferred Units of $388 and $853, respectively, which were paid on April 15, 1998. The Company declared distributions to minority interests holding Partnership Units and Preferred Units of $387 and $853, respectively, which were paid on July 15, 1998.

7.  Supplemental Information to Statements of Cash Flows

                                                                         For the six months ended June 30,
                                                                         -----------------------------------
                                                                               1998              1997
                                                                         ----------------- -----------------
Supplemental schedule of non-cash investing and financing activities:
   In conjunction with certain property acquisitions the following assets and liabilities were assumed:
   Purchase of real estate                                                    $ 6,465        $    --
                                                                            ----------      ----------
   Mortgage loans                                                              (6,465)            --
   Proceeds from acquisitions of properties                                   $   --         $    --
                                                                            ----------      ----------
                                                                            ----------      ----------



8.  Commitments and Contingencies

         On May 14, 1998, the Company entered into a series of agreements through affiliates of the Operating Partnership with Constellation Real Estate Group, Inc. ("Constellation") and certain of its affiliates (the "Constellation Transaction") to acquire (i) interests in eighteen operating office and retail properties, (ii) options and rights of first refusal on 91 acres of land and
(iii) certain assets of Constellation's real estate management subsidiary, including its 75% interest in Constellation Realty Management, LLC, a real estate management firm. The total purchase price of the Constellation Transaction is approximately $204,600 to be paid as follows: (i) $107,600 of cash and/or assumption of debt, (ii) $72,750 of Common Shares (approximately 6,928,000 Common Shares at $10.50 per share) and (iii) $24,250 of Class A Convertible Preferred Shares (convertible into Common Shares after two years at the rate of $13.34 per Common Share). A Special Meeting of the shareholders to vote to approve the Constellation Transaction is scheduled for August 21, 1998. In connection with the Constellation Transaction, $5,000 of the Credit Facility was issued as a letter of credit, which the Company posted as a deposit.

         Other commitments and contingencies of the Company that existed at December 31, 1997, are substantially unchanged.

9.  Pro Forma Financial Information (Unaudited)

         The acquisitions by the Company during 1997 and 1998 were accounted for by the purchase method. The results of operations for the properties acquired have been included in the accompanying consolidated statements of operations from their respective purchase dates through June 30, 1998.

         The following pro forma condensed consolidated financial information of the Company has been prepared as if the all property acquisitions occurring during 1997 and 1998 had occurred as of the beginning of the period, and therefore include pro forma adjustments as deemed necessary by management. The pro forma financial information is unaudited and is not necessarily indicative of the results of which actually would have occurred if the acquisitions had occurred on January 1, 1997 and 1998, nor does it purport to represent the results of operations for future periods.

                                                               For the six months ended June 30,
                                                             --------------------------------------
                                                                   1998                1997
                                                             ------------------ -------------------
   Pro forma total revenue                                        $   18,569         $ 16,105
                                                                  ----------         --------
   Pro forma net income                                           $    1,731         $    721
                                                                  ----------         --------
   Pro forma earnings per share - Basic and Diluted               $     0.18         $   0.07
                                                                  ----------         --------
                                                                  ----------         --------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (Dollars in thousands, except share and per share data)

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or release space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt or outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company.

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto.

         Overview

         The Company's results of operations reflect its growth resulting from the acquisitions of 10 office properties in October 1997, 12 office properties in April 1998 and 2 office properties in May 1998. The 1998 acquisitions were financed with the proceeds from the Offering in April 1998, the proceeds of the Credit Facility and the assumption of debt in connection with the acquisition of the Fairfield Properties.

         Results of Operations

         Comparison of the Six Months Ended June 30, 1998 and 1997: Total revenues, which include rental income, recoveries from tenants and other income, increased by $12,102 for the six months ended June 30, 1998 as compared to the corresponding prior year period. Of this increase, $10,725 results from an increase in base rents, substantially all of which is attributable to the effects of the property acquisitions. Tenant recoveries and other income increased $1,377 due predominantly to tenant recoveries from newly acquired properties.

         Property operating expenses and depreciation and amortization increased by $4,512 primarily as a result of the effects of the property acquisitions. Interest expense and amortization of deferred financing costs increased by $4,101 as a result of debt obtained or assumed in connection with certain of the Company's acquisitions. General and administrative expenses increased by $482 due to the conversion of the Company from an externally-advised REIT to a self-administered REIT, which resulted in the addition of certain management and other staffing functions. The operations for the six months ended June 30, 1998 also included $637 in costs associated with the Reformation on March 16, 1998.

         As a result of the above factors, income before minority interests increased by $2,370. Minority interests represent the portion of the Operating Partnership which is not owned by the Company. The Company did not have minority interests in the corresponding prior year period. Earnings per share decreased by $0.04 per share due to the issuance of Common Shares in October 1997 and in the Offering of April, 1998 combined with other factors discussed above.

         Comparison of the Three Months Ended June 30, 1998 and 1997: Total revenues, which include rental income, recoveries from tenants and other income, increased by $7,210 for the three months ended June 30, 1998 as compared to the corresponding prior year period. Of this increase, $6,432 results from an increase in base rents, substantially all of which is attributable to the effects of the property acquisitions. Tenant recoveries and other income increased $778 due predominantly to tenant recoveries from newly acquired properties.

         Property operating expenses and depreciation and amortization increased by $2,781 primarily as a result of the effects of the property acquisitions. Interest expense and amortization of deferred financing costs increased by $2,189 as a result of debt obtained or assumed in connection with certain of the Company's acquisitions. General and administrative expenses increased by $269 due to the conversion of the Company from an externally-advised REIT to a self-administered REIT, which resulted in the addition of certain management and other staffing functions.

         As a result of the above factors, income before minority interests increased by $1,971. Minority interests represent the portion of the Operating Partnership which is not owned by the Company. The Company did not have minority interests in the corresponding period in 1997. Earnings per share increased by $0.06 per share due to the factors discussed above partially offset by the effects of the issuance of Common Shares in October, 1997 and the Offering of April 1998.

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

         In January 1998, the Company paid dividends of $0.125 per Common Share, amounting to $282, and distributions to minority interests holding Partnership Units and Preferred Units totaling $274 and $720, respectively. In April 1998, the Company paid dividends of $0.15 per Common Share, amounting to $341, and distributions to minority interests holding Partnership Units and Preferred Units totaling $388 and $853, respectively. In July 1998, the Company paid dividends totaling $0.15 per Common Share, amounting to $1,466, and distributions to minority interests holding Partnership Units and Preferred Units amounted to $387 and $853, respectively.

         On April 27, 1998, the Company completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share. The Company used the proceeds to acquire 7,500,000 Partnership Units and increase its percentage interest in the Operating Partnership to approximately 75.8%. Net proceeds from the Offering were $72,742, which were used principally by the Operating Partnership on April 30, 1998, to acquire the Airport Square Properties, consisting of twelve office properties in the Baltimore/Washington corridor totaling approximately 815,000 net rentable square feet. In connection with the Offering, the Company's Shares were listed on the New York Stock exchange under the symbol "OFC".

         On May 28, 1998, the Company, through the Operating Partnership, acquired the Fairfield Properties, two multistory office buildings located in Fairfield, New Jersey totaling approximately 262,000 net rentable square feet.

         On May 28, 1998, the Company obtained a $100,000 senior secured revolving Credit Facility. The Credit Facility is a variable rate loan bearing interest at LIBOR plus 175 basis points and provides for monthly payments of interest only. A fee of 25 basis points per annum on the unused amount of the Credit Facility is payable quarterly, in arrears. On May 28, 1998, the Company borrowed $23,750 under the Credit Facility to fund a portion of the Fairfield Properties' acquisition. The Company intends to utilize the remaining balance of the Credit Facility for acquisitions, renovations, tenant improvements and leasing commissions. The Credit Facility is collateralized by the Airport Square Properties and one of the Fairfield Properties.

         On May 28, 1998, also in connection with the Fairfield Properties acquisition, the Company assumed $6,465 in mortgage debt collateralized by one of the Fairfield Properties. The loan bears interest at a fixed rate of 8.29% per annum and provides for monthly payments of principal and interest totaling $56.

         On May 14, 1998, the Company entered into a series of agreements through affiliates of the Operating Partnership with Constellation and certain of its affiliates to acquire (i) interests in eighteen operating office and retail properties, (ii) options and rights of first refusal on 91 acres of land and (iii) certain assets of Constellation's real estate management subsidiary, including its 75% interest in Constellation Realty Management, LLC, a real estate management firm. The total purchase price of the Constellation Transaction is approximately $204,600 to be paid as follows: (i) $107,600 of cash and/or assumption of debt, (ii) $72,750 of Common Shares (approximately 6,928,000 Common Shares at $10.50 per share) and (iii) $24,250 of Class A Convertible Preferred Shares (convertible into Common Shares after two years at the rate of $13.34 per Common Share). A Special Meeting of the shareholders to vote to approve the Constellation Transaction is scheduled for August 21, 1998. This transaction may partially be funded by availability under the Credit Facility. In addition, the Company is presently negotiating with several lending institutions regarding additional secured financing to fund the Constellation Transaction. In connection with the Constellation Transaction, as of June 30, 1998, $5,000 of the Credit Facility was issued as a letter of credit which the Company posted as a deposit.

         To further meet long-term capital needs, the Company is presently negotiating with several lending institutions regarding additional secured financing arrangements, which the Company intends to utilize for additional acquisitions, renovations, tenant improvements and leasing commissions. Acquisitions may also be financed through net cash provided from operations or equity issuances. There is no assurance that the Company will be able to obtain such financing or that such financing will be adequate to fund the Company's acquisition and capital program.

         The Company expects to meet its long term liquidity requirements, such as property acquisitions, scheduled debt maturities, major renovations, expansions, and other non-recurring capital improvements through long-term collateralized indebtedness and the issuance of additional equity securities.

         Statement of Cash Flows

         During the six months ended June 30, 1998, the Company generated $4,699 in cash flow from operating activities (net of nonrecurring Reformation costs of $637), an increase of $4,304 compared to the corresponding prior year period. This increase is due primarily to the effects of the Company's acquisition of operating properties. Other sources of cash flow consisted of (i) $72,742 in net proceeds from the Offering and (ii) $23,750 in additional borrowings under the Company's Credit Facility. During the six months ended June 30, 1998, the Company's major uses of cash included (i) $95,987 to fund property acquisitions, tenant improvements, and leasing commissions and (ii) $2,858 to pay dividends to shareholders and distributions to minority interests holding Partnership Units and Preferred Units.

         Funds From Operations

         The Company considers Funds From Operation ("FFO") to be helpful to investors as a measure of the financial performance of an equity REIT. In accordance with NAREIT's definition, FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and afteradjustments for unconsolidated partnerships and joint ventures and extraordinary and nonrecurring items. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently from the Company. FFO for the six months ended June 30, 1998 and 1997, as calculated in accordance with the NAREIT definition published in March 1995, are summarized in the following table (in thousands).

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                               ---------------------------      -------------------------
                                                  1998             1997            1998            1997
                                                  ----             ----            ----            ----
Income before minority interests .........     $  2,058        $     87         $  2,548        $    178
                                               --------        --------         --------        --------
Add: Nonrecurring charge
   Reformation costs .....................         --              --                637            --
Add:  Real estate related depreciation and
   amortization ..........................        1,270             139            2,241             277
Less:  Preferred Unit distributions ......         (853)           --             (1,706)           --
                                               --------        --------         --------        --------
Funds from operations ....................        2,475             226            3,720             455
Add:  Preferred Unit distributions .......          853            --              1,706            --
Funds from operations assuming
   conversion of Preferred Units .........     $  3,328        $    226         $  5,426        $    455
                                               --------        --------         --------        --------
                                               --------        --------         --------        --------
Weighted average Common  Shares/Units
   outstanding (1) .......................       10,210           1,420            7,546           1,420
                                               --------        --------         --------        --------
                                               --------        --------         --------        --------
Weighted average Common Shares/Units
   outstanding diluted (2) ...............       17,731           1,420           15,067           1,420
                                               --------        --------         --------        --------
                                               --------        --------         --------        --------

---------------
(1) Assumes redemption of all Partnership Units, calculated on a weighted average basis for Common Shares. Includes 282,508 Common Shares issuable upon redemption of Partnership Units issuable upon the conversion of the Retained Interests. Excludes the weighted average effect of the conversion of 186,455 Retained Interests into 186,455 Preferred Units and 1,913,545 Preferred Units, both convertible into an aggregate of 7,499,940 Partnership Units which are, in turn, redeemable for
         7,499,940 Common Shares.

(2) Assumes redemption of all Partnership Units, calculated on a weighted average basis for Common Shares. Includes 282,508 Common Shares issuable upon redemption of Partnership Units issuable upon the conversion of the Retained Interests. Includes the weighted average effect of the conversion of 186,455 Retained Interests into 186,455 Preferred Units and 1,913,545 Preferred Units, both convertible into an aggregate of 7,499,940 Partnership Units which are, in turn, redeemable for 7,499,940 Common Shares. Includes 70,000 Common Shares for the assumed conversion of stock options (using the Treasury stock method). Conversion of convertible Preferred Units and Partnership Units is assumed in computing the diluted weighted average Common Shares denominator since such conversion has a dilutive effect on FFO.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2. Changes In Securities

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

     None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

           EXHIBIT
             NO.                                             DESCRIPTION
         ------------ ------------------------------------------------------------

             2.1      Assignment of Partnership Interests dated as of April 30,
                      1998 between Airport Square Limited Partnership, Airport
                      Square Corporation, Camp Meade Corporation and COPT
                      Airport Square One LLC and COPT Airport Square Two LLC.
                      (filed with the Company's Current Report on Form 8-K on
                      May 14, 1998 and incorporated herein by reference).

             2.2 Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates
                      (filed as Exhibit A of the Company's Schedule 14A
                      Information on June 26, 1998 and incorporated herein by reference).

             2.3      Service Company Asset Contribution Agreement between the
                      Company and the Operating Partnership and certain
                      Constellation affiliates (filed as Exhibit B of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

             2.4      Amended and Restated Limited Partnership Agreement of the
                      Operating Partnership dated March 16, 1998.

            10.1 Assignment of Purchase and Sale Agreement dated as of April 30, 1998 between Aetna Life Insurance Company and the Operating Partnership. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

            10.2      Assignment of Loan Purchase and Sale Agreement dated as of
                      April 30, 1998 between Constellation Real Estate, Inc. and the Operating Partnership. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).



            10.3 Purchase and Sale Agreement dated as of April 1, 1998 between Aetna Life Insurance Company and Airport Square
                      Limited Partnership (filed with the Company's Current
                      Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

            10.4      Loan Purchase and Sale Agreement dated as of March 13,
                      1998 between Aetna Life Insurance Company and
                      Constellation Real Estate, Inc. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

            10.5      Amendment to Loan Purchase and Sale Agreement dated as of
                      April 16, 1998 between Aetna Life Insurance Company and
                      Constellation Real Estate, Inc. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

            10.6 Purchase and Sale Agreement dated as of March 4, 1998 between 695 Rt. 46 Realty, LLC, 710 Rt. 46 Realty, LLC and
                      COPT Acquisitions, Inc. (filed with the Company's Current
                      Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

            10.7 Letter Amendment to Purchase and Sale Agreement dated as of March 26, 1998 between 695 Rt. 46 Realty, LLC, 710 Rt.
                      46 Realty, LLC and COPT Acquisitions, Inc. (filed with the
                      Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

            10.8      Secured Promissory Note dated as of April 29, 1997 between
                      710 Rt. 46 Realty, LLC and Life Investors Insurance
                      Company of America (filed with the Company's Current
                      Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

            10.9 Mortgage and Security Agreement dated as of April 29, 1997 between 710 Rt. 46 Realty, LLC and Life Investors
                      Insurance Company of America (filed with the Company's
                      Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

            10.10     Senior Secured Revolving Credit Agreement dated as of May
                      28, 1998 between Corporate Office Properties, L.P.,
                      Corporate Office Properties Trust, Any Mortgaged Property
                      Subsidiary and Bankers Trust Company (filed with the
                      Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

            10.11     Option Agreement between the Operating Partnership and
                      NBP-III, LLC (a Constellation affiliate) (filed as Exhibit
                      C of the Company's Schedule 14A Information on June 26,
                      1998 and incorporated herein by reference).

            10.12     Option Agreement between the Operating Partnership and
                      Constellation Gatespring II, LLC (a Constellation affiliate) (filed as Exhibit D of the Company's Schedule
                      14A Information on June 26, 1998 and incorporated herein by reference).

            10.13     First Amendment to Option Agreement between the Operating
                      Partnership and NBP-III, LLC (a Constellation affiliate)
                      (filed as Exhibit E of the Company's Schedule 14A
                      Information on June 26, 1998 and incorporated herein by reference).

            10.14     First Amendment to Option Agreement between the Operating
                      Partnership and Constellation Gatespring II, LLC (a
                      Constellation affiliate) (filed as Exhibit F of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).


            10.15     Development Property Acquisition Agreement between the
                      Operating Partnership and Constellation Properties, Inc.
                      (a Constellation affiliate) (filed as Exhibit G of the
                      Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

            10.16     Development Property Acquisition Agreement between the
                      Operating Partnership and CPI Piney Orchard Village
                      Center, Inc. (a Constellation affiliate) (filed as Exhibit
                      H of the Company's Schedule 14A Information on June 26,
                      1998 and incorporated herein by reference).

            10.17     Amended and Restated Registration Rights Agreement dated
                      March 16, 1998 for the benefit of certain shareholders of the Company.

            27.1      Financial Data Schedule.

            99.1 Press release dated May 15, 1998 regarding the Company's entrance into a series of agreements through affiliates of the Operating Partnership with Constellation and certain
                      Constellation affiliates to acquire real estate properties and service businesses (filed with the Company's Current
                      Report on Form 8-K on May 29, 1998 and incorporated herein by reference).

            99.2      Press release dated August 12, 1998 regarding the
                      Company's earnings for the period ended June 30, 1998
                      (filed with the Company's Current Report on Form 8-K on
                      August 12, 1998 and incorporated herein by reference).


(b)   Reports on Form 8-K

During the three months ended June 30, 1998 and through August 7, 1998 the Company filed the following:

    i. a Current Report of Form 8-K filed May 15, 1998 (Reporting under Items 2 and 7) regarding the Company's acquisition through affiliates of the Operating Partnership of nine multistory office buildings and three office/flex buildings located in the Baltimore/Washington corridor adjacent to BWI Airport in Linthicum, Anne Arundel County, Maryland.

    ii.a Current Report of Form 8-K filed May 29, 1998 (Reporting under Items 5 and 7) regarding the Company's entrance into a series of agreements through affiliates of the Operating Partnership with Constellation and certain Constellation affiliates to acquire real estate properties and service businesses.

    iii. a Current Report of Form 8-K filed June 10, 1998 (Reporting under Items 2, 5 and 7) regarding the Company's acquisition through affiliates of the Operating Partnership of two multistory office buildings located in Fairfield, New Jersey and the Company's procurement of a $100,000 secured credit facility.

    iv.a Current Report of Form 8-KA filed July 7, 1998 (Amending Items 2 and 7 as originally filed) regarding the Company's acquisition through affiliates of the Operating Partnership of two multistory office buildings located in Fairfield, New Jersey.

    v. a Current Report of Form 8-KA filed July 7, 1998 (Amending Items 2 and 7 as originally filed) regarding the Company's acquisition through affiliates of the Operating Partnership of nine multistory office buildings and three office/flex buildings located in the Baltimore/Washington corridor adjacent to BWI Airport in Linthicum, Anne Arundel County, Maryland.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CORPORATE OFFICE PROPERTIES TRUST


Date August 12, 1998           By: /s/ Clay W. Hamlin, III
                                   -----------------------
                                   Clay W. Hamlin, III
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date August 12, 1998           By: /s/ Thomas D. Cassel
                                   --------------------
                                   Thomas D. Cassel
                                   Vice President - Finance and Treasurer
                                   (Principal Financial and Accounting Officer)