Form 10-Q
period 1998-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 1998-11-13
CIK 860546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from              to

                         Commission file number 0-20047


                        Corporate Office Properties Trust
             (Exact name of registrant as specified in its charter)

                      Maryland                                 23-2947217
             (State or other jurisdiction of                   (IRS Employer
             incorporation or organization)                  Identification No.)

  401 City Avenue, Suite 615, Bala Cynwyd, PA                      19004
   (Address of principal executive offices)                     (Zip Code)

          Registrant's telephone number, including area code:  (610) 538-1800

                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On November 13, 1998, 16,471,640 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               Table of Contents


                                                   Form 10-Q

                                                                                                         PAGE
PART I:  FINANCIAL INFORMATION

Item 1:      Financial Statements:

               Consolidated  Balance  Sheets as of September  30, 1998  (unaudited)  and December 31,      3
               1997

               Consolidated  Statements of Operations  for the three and nine months ended  September      4
               30, 1998 and 1997 (unaudited)

               Consolidated  Statements  of Cash Flows for the nine months ended  September  30, 1998      5
               and 1997 (unaudited)

               Notes to Consolidated Financial Statements                                                  6

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations        14


PART II:  OTHER INFORMATION

Item 1:       Legal Proceedings                                                                           20
Item 2:       Changes in Securities                                                                       20
Item 3:       Defaults Upon Senior Securities                                                             20
Item 4:       Submission of Matters to a Vote of Security Holders                                         20
Item 5:       Other Information                                                                           20
Item 6:       Exhibits and Reports on Form 8-K                                                            21


SIGNATURES                                                                                                27


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                       Corporate Office Properties Trust
                                          Consolidated Balance Sheet

                        (Dollars in thousands, except share and per share data)

                                                                          September 30,         December 31,
                                                                              1998                  1997
                                                                       -------------------- ---------------------
                                                                           (unaudited)
Assets
     Land                                                                  $    88,504          $    38,764
     Buildings and improvements                                                352,981              152,945
     Furniture, fixtures and equipment                                             332                  140
     Less accumulated depreciation                                              (6,984)              (3,224)
---------------------------------------------------------------------- -------------------- ---------------------
       Net investments in real estate                                          434,833              188,625

     Cash and cash equivalents                                                   1,906                3,395
     Restricted cash                                                               143                 --
     Tenant accounts receivable                                                    629                   78
     Investment in and advances to Corporate Office
         Management, Inc.                                                        2,313                 --
     Deferred rent receivable                                                    1,562                  479
     Deferred financing costs, net                                               1,185                  857
     Deferred costs and other assets, net                                        5,413                  100
---------------------------------------------------------------------- -------------------- ---------------------
       Total assets                                                        $   447,984          $   193,534
---------------------------------------------------------------------- -------------------- ---------------------

Liabilities and shareholders' equity
   Liabilities:
     Mortgage loans payable                                                $   205,338          $   114,375
     Accounts payable and accrued expenses                                       4,567                  932
     Rents received in advance and security deposits                             2,005                  425
     Dividends/distributions payable                                             3,087                1,276
---------------------------------------------------------------------- -------------------- ---------------------
       Total liabilities                                                       214,997              117,008
---------------------------------------------------------------------- -------------------- ---------------------

   Minority interests:
     Preferred Units                                                            52,500               52,500
     Common Units                                                               23,186               12,362
---------------------------------------------------------------------- -------------------- ---------------------
       Total minority interests                                                 75,686               64,862
---------------------------------------------------------------------- -------------------- ---------------------

   Commitments and contingencies                                                 --                    --

   Shareholders' equity:
    Preferred Shares ($0.01 par value; 5,000,000
      authorized); 1,025,000 designated as Series A
      Convertible Preferred Shares of beneficial interest ($0.01 par value, 865,566 Shares issued and outstanding at
      September 30, 1998)                                                            9                 --
    Common Shares of beneficial interest ($0.01 par value; 45,000,000 authorized, 15,953,717 and 2,266,083 Shares issued and outstanding
      at September 30, 1998 and December 31, 1997, respectively)                   160                   23
    Additional paid-in capital                                                 163,918               16,620
    Accumulated deficit                                                         (6,786)              (4,979)
---------------------------------------------------------------------- -------------------- ---------------------
       Total shareholders' equity                                              157,301               11,664
---------------------------------------------------------------------- -------------------- ---------------------

       Total liabilities and shareholders' equity                          $   447,984          $   193,534
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

                                       Corporate Office Properties Trust
                                     Consolidated Statements of Operations

                                 (Dollars in thousands, except per share data)
                                                  (unaudited)


                                                                 For the three months ended    For the nine months ended
                                                                       September 30,                 September 30,
                                                                ----------------------------- ----------------------------
                                                                    1998           1997           1998           1997
                                                                -------------- -------------- -------------- -------------
Revenues
   Rental income                                                $   8,562         $  629       $ 20,539      $   1,881
   Tenant recoveries and other income                               1,250              5          2,640             18
--------------------------------------------------------------- -------------- -------------- -------------- -------------
     Total revenues                                                 9,812            634         23,179          1,899
--------------------------------------------------------------- -------------- -------------- -------------- -------------

Expenses
   Property operating                                               2,457              7          5,001             19
   General and administrative                                         397             95          1,055            271
   Interest expense                                                 2,849            305          7,424            920
   Amortization of deferred financing costs                           119              3            266              9
   Depreciation and other amortization                              1,514            138          3,772            416
   Reformation costs                                                 --             --              637           --
--------------------------------------------------------------- -------------- -------------- -------------- -------------
     Total expenses                                                 7,336            548         18,155          1,635
--------------------------------------------------------------- -------------- -------------- -------------- -------------

Income from operations                                              2,476             86          5,024            264

Equity in net income from Corporate
   Office Management, Inc.                                             17           --               17           --
--------------------------------------------------------------- -------------- -------------- -------------- -------------
Income before minority interests                                    2,493             86          5,041            264

Minority interests
   Preferred Units                                                   (853)          --           (2,559)          --
   Common Units                                                      (301)          --             (713)          --
--------------------------------------------------------------- -------------- -------------- -------------- -------------
Net income                                                          1,339             86          1,769            264

Preferred Share dividends                                             (10)          --              (10)          --
--------------------------------------------------------------- -------------- -------------- -------------- -------------
Net income available to Common Shareholders                     $   1,329      $      86      $   1,759      $     264
--------------------------------------------------------------- -------------- -------------- -------------- -------------
Earnings per Share
  Basic                                                         $    0.13      $    0.06      $    0.26      $    0.19
--------------------------------------------------------------- -------------- -------------- -------------- -------------
  Diluted                                                       $    0.12      $    0.06      $    0.26      $    0.19
--------------------------------------------------------------- -------------- -------------- -------------- -------------


                                See accompanying notes to financial statements.

                                       Corporate Office Properties Trust
                                     Consolidated Statements of Cash Flows

                                            (Dollars in thousands)
                                                  (unaudited)

                                                                        For the nine months ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           1998          1997
                                                                       ------------- --------------
Cash flows from operating activities:
   Net income                                                           $  1,769       $   264
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Minority interests                                                      3,272          --
   Depreciation and amortization                                           3,772           416
   Amortization of deferred financing costs                                  266             9
   Amortization of marketable securities                                    --              (8)
   Equity in net income of Corporate Office Management, Inc.                 (17)         --
   Increase in deferred rent receivable                                   (1,083)          (50)
   Increase in tenant accounts receivable and other assets                (2,535)         (104)
   Increase (decrease) in accounts payable, accrued expenses, rents
     received in advance and security deposits                             2,173           (32)
---------------------------------------------------------------------- ------------- --------------
     Net cash provided by operating activities                             7,617           495
---------------------------------------------------------------------- ------------- --------------

Cash flows from investing activities:
   Proceeds from maturity of marketable securities                          --             487
   Investment in and advances to Corporate Office
     Management, Inc.                                                        204          --
   Increase in restricted cash                                              (143)         --
   Purchases of and additions to investments in real estate              (96,897)         --
   Leasing commissions paid                                                 (151)         --
   Deposits on real estate acquisitions                                   (1,465)         --
---------------------------------------------------------------------- ------------- --------------
     Net cash (used in) provided by investing activities                 (98,452)          487
---------------------------------------------------------------------- ------------- --------------

Cash flows from financing activities:
   Net proceeds from issuance of Common Shares                            72,742          --
   Costs attributable to Common Shares issued                               (505)         --
   Dividends paid                                                         (2,089)         (533)
   Distributions paid                                                     (3,475)         --
   Proceeds from mortgage loans payable                                   26,700          --
   Repayments of mortgage loans payable                                   (1,762)         (210)
   Deferred financing costs                                                 (565)         --
   Deposit on financing                                                   (1,700)         --
---------------------------------------------------------------------- ------------- --------------
     Net cash provided by (used in) financing activities                  89,346          (743)
---------------------------------------------------------------------- ------------- --------------

Net (decrease) increase in cash and cash equivalents                      (1,489)          239

Cash and cash equivalents
   Beginning of period                                                     3,395           258
---------------------------------------------------------------------- ------------- --------------
   End of period                                                        $  1,906       $   497
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

                                       Corporate Office Properties Trust
                                  Notes to Consolidated Financial Statements

                                 (Dollars in thousands, except per share data)
                                                  (unaudited)


1.  Organization and Formation of Company

         Corporate Office Properties Trust (formerly Royale Investments, Inc.) (the "Company") is a fully-integrated, self-administered Real Estate Investment Trust ("REIT") which focuses on the ownership, acquisition, management and development of suburban office buildings. The Company was formed in 1988 as a Minnesota corporation. The Company has qualified as a REIT as defined in the Internal Revenue Code (the "Code"). As of September 30, 1998, the Company's portfolio included 43 commercial real estate properties leased for office and retail purposes.

         The Company's operations are conducted primarily through Corporate Office Properties, L.P. (the "Operating Partnership"), a partnership formed to own real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Company is the sole general partner in the Operating Partnership and as of September 30, 1998, owned 84.7% of the Operating Partnership's common partnership units ("Common Units"). The general partner of several of the subsidiary partnerships is Corporate Office Properties Holdings, Inc. ("COPH"), a wholly owned subsidiary of the Company.

         On January 1, 1998, the Company changed its name to Corporate Office Properties Trust, Inc. On March 16, 1998, the Company was reformed as a Maryland REIT and changed its name to Corporate Office Properties Trust (the "Reformation"). In connection with the Reformation, 45,000,000 common shares and 5,000,000 preferred shares were authorized and each share of common stock was exchanged for one common share of beneficial interest, par $0.01 ("Common Share") in Corporate Office Properties Trust. All common stock references in the financial statements have been restated as Common Shares. This restatement had no effect on net operations or the amounts presented as shareholders' equity.

         The Operating Partnership also owns 95% of the capital stock, including 1% of the voting common stock, in Corporate Office Management, Inc. ("COMI"), an entity formed in September 1998. COMI and its subsidiaries provide asset management, property management, construction, development and related services to the Company and to third-party clients (see Note 4).

         On September 28, 1998, the Company, through affiliates of the Operating Partnership, completed a number of transactions (collectively, the "Constellation Transaction") pursuant to agreements (the "Constellation Agreements") with affiliates of Constellation Real Estate Group (collectively, "Constellation") to acquire real estate properties and service businesses (see
Note 3). In connection with the Constellation Transaction, the Company issued 6,182,634 Common Shares and 865,566 Series A Convertible Preferred Shares of Beneficial Interest ("Preferred Shares") to Constellation, which became the owner of approximately 39% of the Company's Common Shares. The Company contributed the assets it received in the Constellation Transaction to the Operating Partnership in exchange for 6,182,634 Common Units and 865,566 preferred units ("Series A Preferred Units"). The Series A Preferred Units carry terms which are identical to the Preferred Shares issued to Constellation.

     2.   Summary of Significant Accounting Policies

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1998 and December 31, 1997, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 1998 and 1997. Actual results could differ from those estimates.

         In the opinion of the Company, all adjustments (consisting solely of normal recurring matters, except for $637 of costs associated with the Reformation) necessary to fairly present the financial position of the Company as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

Basis of Presentation

         The consolidated financial statements of the Company at September 30, 1998 and December 31, 1997 include the accounts of the Company, the Operating Partnership (and its subsidiary partnerships and LLCs), and COPH. All intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to current year presentation. The reclassifications had no effect on net operations or shareholders' equity.

         The Company, as general partner, controls the Operating Partnership; therefore consolidated financial reporting and accounting have been applied. Minority interests represent the Common Units and Initial Preferred Units ("Initial Preferred Units") of the Operating Partnership not owned by the Company, each of which include certain interests retained by the Chairman of the Board of Trustees and the Chief Executive Officer of the Company ("Retained Interests").

Earnings Per Share ("EPS")

         Pursuant to SFAS No. 128, the Company has computed basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997. The weighted average common shares outstanding for purposes of basic and diluted EPS calculations are as follows (in thousands):

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                      ------------------       ------------------
                                                       1998         1997        1998         1997
                                                       ----         ----        ----         ----
Weighted average common shares-basic                    9,973       1,420        6,652      1,420
Assumed conversion of stock options                        10         --            86         --
Conversion of Preferred Shares                            --          --           --          --
Conversion of Initial Preferred Units                   7,500         --           --          --
Conversion of Common Units                              2,582         --           --          --
                                                       ------      ------       ------      ------
Weighted average common shares-diluted                 20,065       1,420        6,738      1,420
                                                       ------      ------       ------      ------
                                                       ------      ------       ------      ------

         The diluted EPS computation for the nine months ended September 30, 1998 does not assume conversion of Initial Preferred Units, Common Units or Preferred Shares since such conversion would have an antidilutive effect on EPS. The conversion of convertible Initial Preferred Units, convertible Common Units and Preferred Shares into Common Shares would increase the diluted weighted average common shares denominator by 7,500,000, 2,581,818 and 17,833 Common Shares, respectively, for the nine months ended September 30, 1998. Such conversions could potentially dilute EPS in the future.

         The diluted EPS computation for the three months ended September 30, 1998 does not assume conversion of Preferred Shares since such conversion would have an antidilutive effect on EPS. The conversion of Preferred Shares into Common Shares would increase the diluted weighted average common shares denominator by 52,916. Such conversions could potentially dilute EPS in the future.

Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. While this statement affects only financial statement disclosures, the Company currently does not expect adoption of this Statement to have a material effect on the preparation of its financial statement presentation or related footnote disclosures. SFAS 131 is not effective for interim financial statements in the initial year of its application.

         In March 1998, the FASB's Emerging Issues Task Force (the "Task Force") reached consensus on Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. The Company does not incur significant internal costs from preacquisition activities; therefore the adoption of EITF 97-11 did not have a material effect on the Company's consolidated statement of operations.

         In May 1998, the Task Force reached consensus on Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Periods" ("EITF 98-9"). EITF 98-9, effective May 22, 1998, states that lessors should not recognize contingent rental revenue in interim periods until the lessee has met the specified targets that trigger contingent rental income. The Company's historical accounting for contingent rent is consistent with the Task Force's consensus; therefore, the adoption of EITF 98-9 did not have a material effect on the Company's consolidated statement of operations.

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

         On May 28, 1998, the Company, through affiliates of the Operating Partnership, acquired two multistory office buildings located in Fairfield, New Jersey (the "Fairfield Properties"). The properties were acquired at an aggregate price of $29,405, including $605 in transaction costs, paid through the assumption of debt of $6,465 and proceeds from the Credit Facility, as defined below (Note 6).

         On September 28, 1998, the Company, through affiliates of the Operating Partnership, completed the Constellation Transaction. The Company acquired interests in 10 office properties and 2 retail properties (collectively the "Constellation Properties"). The Constellation Properties, located in the Baltimore/Washington Corridor, were acquired at an aggregate price of $146,727, including $3,136 in transaction costs.

         The Company also acquired from Constellation a 75% interest in Corporate Realty Management, LLC ("CRM"), a real estate management services entity, and certain equipment, furniture and other assets related to Constellation Real Estate, Inc. ("CRE") (collectively, the "Constellation Service Companies"). The Constellation Service Companies were acquired at an aggregate price of $2,500.

         The Constellation Transaction was financed as follows: (i) the issuance of 6,182,634 Common Shares in the Company, valued at $64,918 ($10.50 per share),
(ii) the issuance of 865,566 Preferred Shares in the Company, valued at $21,639 ($25 per share) (iii) $58,085 in debt of the Constellation Properties assumed by the Company (see Note 6), (iv) $2,100 in proceeds from the Company's Credit Facility (see Note 6) and (v) $2,485 in cash from the Company's cash reserves.

         With the Constellation Transaction, the Company was granted certain options and rights of first refusal to purchase undeveloped land in three locations adjacent to certain of the Constellation Properties. In addition, a significant number of those persons previously employed by CRE engaged in the operation of the Constellation Properties became employees of affiliates of the Company.

         In connection with the Constellation Transaction, the Company's Board of Trustees was expanded from a composition of seven to nine Trustees. Constellation designated Edward A. Crooke and Steven D. Kesler as the two new Trustees. Jay H. Shidler remained Chairman. Clay W. Hamlin remained Chief Executive Officer and resigned as President of the Company, with Randall M. Griffin appointed as President and Chief Operating Officer. In addition, Roger
A. Waesche, Jr., formerly Senior Vice President of Finance of CRE, and John H. Gurley, formerly Senior Vice President and general counsel of CRE, as well as certain other officers of CRE, assumed positions with the Company and its affiliates similar to those held by them with CRE.

4.  Investment in Corporate Office Management, Inc.

         On September 28, 1998, the Company, through affiliates of the Operating Partnership, acquired from Constellation a 75% interest in CRM and certain equipment, furniture and other assets related to CRE (see Note 3). Upon completion of the Constellation Transaction, the Company contributed these assets into Corporate Office Management, Inc. ("COMI"), an entity which provides asset management, managerial, financial and legal support to the Company and its affiliates. In exchange for this contribution of assets, the Company received 95% of the capital stock in COMI, including 1% of the voting common stock, and a $2,005 note receivable from COMI carrying an interest rate of 10%.

         COMI contributed certain equipment, furniture and other assets into Corporate Development Services, LLC ("CDS"), an entity which provides construction and development services predominantly to the Company and its affiliates. In exchange for this contribution of assets, COMI received 100% of the membership interests in CDS.

         The Company accounts for its investment in COMI and its subsidiaries, CRM and CDS, using the equity method of accounting. The Company's investment in COMI at September 30, 1998 was comprised of the following:

         Note receivable                                          $ 2,005
         Equity investment in COMI                                    487
         Advance payable                                             (179)
                                                                 ---------
            Total                                                 $ 2,313
                                                                 ---------
                                                                 ---------

5.  Issuance of Shares and Options

         In January 1998, options to purchase 2,500 shares were exercised. In March 1998, options to purchase an additional 2,500 shares were exercised.

         In March 1998, options to purchase an aggregate of 45,000 shares were granted to an officer and four independent Trustees at a grant price of $12.25 per share. Options relating to 20,000 Common Shares vest one year after the date of grant and options relating to 25,000 Common Shares vest ratably over 3 years following the date of grant. The options expire ten years after the date of grant. On September 28, 1998, options to purchase an aggregate of 709,175 shares were granted to employees of the Company and its affiliates at a grant price of $9.25. These options vest ratably over 3 years following the date of grant.
The options expire ten years after the date of grant.

         On April 27, 1998, the Company completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share (the "Offering"). The net proceeds were contributed to the Operating Partnership in exchange for 7,500,000 Common Units. The Operating Partnership used the proceeds to fund acquisitions.

         On September, 28, 1998, in connection with the Constellation Transaction, the Company issued 6,182,634 Common Shares and 865,566 Preferred Shares. The Preferred Shares are nonvoting and are convertible after 2 years of issuance, subject to certain conditions, into Common Shares on the basis of
1.8748 Common Shares for each Preferred Share. Holders of Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees), accruing from the date of issue at the annual rate of $1.375 per share, which is equal to 5.5% of the $25.00 per share liquidation preference of the Preferred Shares.

6.  Mortgage Loans Payable

         On May 28, 1998, the Company obtained a $100,000 secured revolving credit facility (the "Credit Facility") initially collateralized by the Airport Square Properties and one of the Fairfield Properties. The Credit Facility is a variable rate loan bearing interest at LIBOR plus 175 basis points and provides for monthly payments of interest only. A fee of 25 basis points per annum on the unused amount of the Credit Facility will be payable quarterly, in arrears. The Credit Facility matures on May 28, 2001, including a one year optional extension period. As of September 30, 1998, $26,700 was borrowed under the Credit Facility.

         On May 28, 1998, the Company assumed $6,465 in debt collateralized by one of the Fairfield Properties. The debt bears interest at a fixed rate of 8.29% per annum and provides for monthly payments of principal and interest totaling $56. The debt matures on May 1, 2007. The balance at September 30, 1998 totaled $6,406.

         On September 28, 1998, the Company assumed $58,085 in debt collateralized by certain of the Constellation Properties, net of $1,475 which was repaid at settlement, material terms of which are as follows:

                                         Amount
                 Lender                  Assumed             Interest Rate            Terms           Maturity Date
-------------------------------------  ---------            --------------    ----------------------  --------------

First National Bank of Maryland          $10,417    (1)      LIBOR + 2%      Monthly principal         4/01/99
                                                                             of $83 plus interest
Security Life of Denver Insurance Co.      9,556                7.5%         Monthly principal        10/31/05
                                                                             and interest of $74
Bank of America                            9,982    (2)      LIBOR + 2%      Monthly principal         1/15/99
                                                                             of $37 plus interest
Mercantile-Safe Deposit and Trust Co.      8,438             Prime +1/2%     Monthly principal         7/01/99
                                                                             of $66 plus interest
First National Bank of Maryland            7,391    (1)      LIBOR + 2%      Monthly principal         3/22/03
                                                                             of $16 plus interest
Provident Bank of Maryland                 5,368    (1)      LIBOR + 2.5%    Monthly principal        11/14/01
                                                                             of $11 plus interest
First National Bank of Maryland            4,005    (1)      LIBOR + 2%      Monthly principal         6/05/00
                                                                             of $11 plus interest
Provident Bank of Maryland                 2,928    (3)      LIBOR + 1.75%   Monthly principal         9/01/00
                                                                             of $7 plus interest
                                         -------
                                         $58,085
                                         -------
                                         -------

          (1) Debt was repaid with proceeds from the TIAA Loan (see Note 10).

          (2) Net of $1,000 which was repaid upon assumption.

          (3) Net of $475 which was repaid upon assumption.

7.  Dividends and Distributions

         The Company declared a dividend on March 16, 1998 of $0.15 per Common Share, which was paid on April 15, 1998 to shareholders of record as of March 31, 1998. The Company declared a dividend on June 2, 1998 of $0.15 per Common Share which was paid on July 15, 1998 to shareholders of record as of June 30, 1998. The Company also declared a dividend on September 10, 1998 of $0.18 per share which was paid on October 15, 1998 to shareholders of record as of September 18, 1998.

         The Company declared distributions to minority interests holding Partnership Units and Initial Preferred Units of $388 and $853, respectively, which were paid on April 15, 1998. The Company declared distributions to minority interests holding Partnership Units and Initial Preferred Units of $387 and $853, respectively, which were paid on July 15, 1998. The Company also declared distributions to minority interests holding Partnership Units and Initial Preferred Units of $465 and $853, respectively, which were paid on October 15, 1998.

         The Company also accrued dividends of $10 to holders of Preferred Shares as of September 30, 1998.

8.  Supplemental Information to Statements of Cash Flows

                                                                                  Nine months ended
                                                                                    September 30,
                                                                              ---------------------------
                                                                                   1998          1997
                                                                              --------------- -----------
Supplemental schedule of non-cash investing and financing activities:

   In conjunction with certain acquisitions, the following
   assets and liabilities were assumed and equity issued:
        Purchase of real estate                                                  $150,029       $  --
        Purchase of Constellation Service Companies                                 2,500          --
        Deferred financing costs                                                       29          --
        Other assets                                                                   25          --
        Mortgage loans                                                            (66,025)         --
        Minority interest                                                         (11,351)         --
        Common Shares                                                                 (62)         --
        Preferred Shares                                                               (9)         --
        Additional paid-in capital                                                (75,136)         --
                                                                                ----------     ------
           Net cash from acquisitions of properties                             $     --        $  --
                                                                                ----------     ------
                                                                                ----------     ------

9.  Commitments and Contingencies

         On May 14, 1998, the Company entered into a series of agreements through affiliates of the Operating Partnership with Constellation to acquire real estate properties and service businesses. The following property acquisitions covered under these agreements were not completed on September 28, 1998 with the Constellation Transaction: (i) acquisition of two newly-constructed office buildings, (ii) acquisition of a retail building on which construction is nearing completion and (iii) acquisition of two office buildings currently under construction. One of the office buildings included in Item (i) above was acquired on October 22, 1998 (see Note 10).

10.    Subsequent Events

         On October 13, 1998, the Company, through an affiliate of the Operating Partnership, acquired an office building located in Columbia, Maryland ("Riverwood"). The purchase price of Riverwood totaled approximately $20.4 million, including approximately $400 in transaction costs. The Company paid $18.8 million of the purchase price and acquisition costs using borrowings under the Credit Facility. The balance of the purchase price and acquisition costs was paid in the form of 148,381 Common Units (valued at $10.50 per unit).

         On October 22, 1998, the Company, through affiliates of the Operating Partnership, and pursuant to the Constellation Agreements, completed the acquisition of a newly-constructed office building located in Columbia, Maryland ("Woodlands One"). Woodlands One was acquired at an aggregate price of $17,928, including $328 in transaction costs, which was financed as follows: (i) the issuance of 517,923 Common Shares, valued at $5,438 ($10.50 per share), (ii) the issuance of 72,509 Preferred Shares, valued at $1,813 ($25 per share) (iii) $9,815 using proceeds from the TIAA Loan (see below) and (iv) $862 using the Company's cash reserves.

         On October 22, 1998, the Company obtained a nonrecourse loan from Teachers Insurance and Annuity Association of America (the "TIAA Loan"). The total commitment under the TIAA Loan is $85,000, of which $76,200 was advanced on October 22, 1998 (the "First Disbursement"). The proceeds of the First Disbursement were used as follows: (i) $27,181 was used to pay off certain of the assumed debt associated with the Constellation Transaction, (ii) $9,815 was used to pay off debt and closing costs associated with the acquisition of Woodlands One, (iii) $38,500 was used to pay down the Credit Facility (iv) $441 was used to pay closing costs associated with the TIAA Loan and Woodlands One acquisition and (v) $263 was applied to the Company's cash reserves. The remaining $8,800 of the loan commitment (the "Second Disbursement") will be advanced upon the Company's acquisition of an additional office building from Constellation. The TIAA Loan bears interest at a fixed rate of 6.89% per annum and provides for monthly payments of principal and interest of $533 prior to the Second Disbursement and $595 thereafter. The TIAA Loan matures on November 1, 2008 and may not be prepaid prior to November 30, 2003.

         On October 30, 1998, the Company, through affiliates of the Operating Partnership, acquired 8 office buildings located in Middlesex County, New Jersey (the "Centerpoint Office Properties"). The purchase price of the Centerpoint Office Properties totaled approximately $31.7 million, including approximately $400 in costs. The Company paid $31.0 million of the purchase price and acquisition costs using borrowings under the Credit Facility and the balance using the Company's cash reserves.

11.   Pro Forma Financial Information (Unaudited)

         The acquisitions by the Company during 1998 and 1997 were accounted for by the purchase method. The results of operations for the acquisitions have been included in the accompanying consolidated statements of operations from their respective purchase dates through September 30, 1998.

         The following pro forma condensed consolidated financial information of the Company has been prepared as if all acquisitions occurring during 1998 and 1997 had occurred as of the beginning of the period, and therefore include pro forma adjustments as deemed necessary by management. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had occurred on January 1, 1998 and 1997, nor does it purport to represent the results of operations for future periods.

                                                               For the nine months ended September 30,
                                                             --------------------------------------------
                                                                     1998                  1997
                                                             --------------------- ----------------------

   Pro forma total revenue                                        $   41,775            $ 37,108

   Pro forma net income available to Common Shareholders          $    5,346            $  2,224

   Pro forma earnings per share - Basic and Diluted               $     0.34            $   0.14


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

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes thereto. Certain capitalized terms are defined in the notes to consolidated financial statements set forth in response to Item 1.

         Overview

         The Company's results of operations reflect its growth resulting from the acquisitions of 10 office properties in October 1997, 12 office properties in April 1998, 2 office properties in May 1998 and 10 office properties and 2 retail properties in September 1998. The 1998 acquisitions were financed with the proceeds from the Offering in April 1998, the proceeds of the Credit Facility, the assumption of debt in connection with the acquisitions of the Fairfield Properties and the Constellation Transaction and the issuance of Common Shares and Preferred Shares in connection with the Constellation Transaction.

         Results of Operations

         Comparison of the Nine Months Ended September 30, 1998 and 1997: Total revenues, which include rental income, recoveries from tenants and other income, increased by $21,280 for the nine months ended September 30, 1998 as compared to the corresponding prior year period. Of this increase, $18,658 results from an increase in base rents, the majority of which is attributable to the effects of the property acquisitions. Tenant recoveries and other income increased $2,622 due predominantly to tenant recoveries from newly acquired properties.

         Property operating expenses and depreciation and amortization increased by $8,338 primarily as a result of the effects of the property acquisitions. Interest expense and amortization of deferred financing costs increased by $6,761 as a result of debt obtained or assumed in connection with certain of the Company's acquisitions. General and administrative expenses increased by $784 due to the addition of certain management and other staffing functions resulting from the Company's property acquisitions and its conversion from an externally-advised REIT to a self-administered REIT. The operations for the nine months ended September 30, 1998 also included $637 in costs associated with the Reformation on March 16, 1998.

         The operations for the nine months ended September 30, 1998 include the equity in net income from Corporate Office Management, Inc. which originated in September 1998.

         As a result of the above factors, income before minority interests increased by $4,777. Minority interests represent the portion of the Operating Partnership which is not owned by the Company. The Company did not have minority interests in the corresponding prior year period. Diluted earnings per share increased by $0.07 per share due to the factors discussed above partially offset by the effects of the issuance of Common

Shares in October 1997, the Offering of April, 1998 and the issuance of Common Shares and Preferred Shares to Constellation.

         Comparison of the Three Months Ended September 30, 1998 and 1997: Total revenues, which include rental income, recoveries from tenants and other income, increased by $9,178 for the three months ended September 30, 1998 as compared to the corresponding prior year period. Of this increase, $7,933 results from an increase in base rents, substantially all of which is attributable to the effects of the property acquisitions. Tenant recoveries and other income increased $1,245 due predominantly to tenant recoveries from newly acquired properties.

         Property operating expenses and depreciation and amortization increased by $3,826 primarily as a result of the effects of the property acquisitions. Interest expense and amortization of deferred financing costs increased by $2,660 as a result of debt obtained or assumed in connection with certain of the Company's acquisitions. General and administrative expenses increased by $302 due to the addition of certain management and other staffing functions resulting from the Company's property acquisitions and its conversion from an externally-advised REIT to a self-administered REIT.

         The operations for the three months ended September 30, 1998 include the equity in net income from Corporate Office Management, Inc. which originated in September 1998.

         As a result of the above factors, income before minority interests increased by $2,407. Minority interests represent the portion of the Operating Partnership which is not owned by the Company. The Company did not have minority interests in the corresponding period in 1997. Diluted earnings per share increased by $0.06 per share due to the factors discussed above partially offset by the effects of the issuance of Common Shares in October, 1997, the Offering of April 1998 and the issuance of Common Shares and Preferred Shares to Constellation.

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

         In January 1998, the Company paid dividends of $0.125 per Common Share, amounting to $282, and distributions to minority interests holding Common Units and Initial Preferred Units totaling $274 and $720, respectively. In April 1998, the Company paid dividends of $0.15 per Common Share, amounting to $341, and distributions to minority interests holding Common Units and Initial Preferred Units totaling $388 and $853, respectively. In July 1998, the Company paid dividends totaling $0.15 per Common Share, amounting to $1,466, and distributions to minority interests holding Common Units and Initial Preferred Units amounted to $387 and $853, respectively. In October 1998, the Company paid dividends totaling $0.18 per Common Share, amounting to $1,759, and distributions to minority interests holding Common Units and Initial Preferred Units totaling $465 and $853, respectively. In September 1998, the Company also accrued dividends on Preferred Shares which are expected to be paid in January 1999.

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

         On September 28, 1998, the Company, through affiliates of the Operating Partnership, completed the acquisition of the Constellation Properties, which include ten office properties totaling approximately 1,000,000 square feet and two retail properties totaling approximately 250,000 square feet. The Constellation Properties, located in the Baltimore/Washington corridor, were acquired at an aggregate price of $146,727, including $3,136 in transaction costs.

         On September 28, 1998, the Company, through affiliates of the Operating Partnership, also acquired the Constellation Service Companies at an aggregate price of $2,500.

         The total cost of the Constellation Transaction was financed as follows: (i) the issuance of 6,182,634 Common Shares in the Company, valued at $64,918, (ii) the issuance of 865,566 Preferred Shares in the Company, valued at $21,639 (iii) $58,085 in debt of the Constellation Properties assumed by the Company (net of $1,475 in debt paydowns), (iv) $2,100 in proceeds from the Company's Credit Facility and (v) $2,485 using the Company's cash reserves. The Series A Preferred Units carry terms which are identical to the Preferred Shares issued to Constellation.

         On October 13, 1998, the Company, through an affiliate of the Operating Partnership, acquired Riverwood, an office building located in Columbia, Maryland totaling approximately 160,000 square feet. The purchase price of Riverwood totaled approximately $20.4 million, including approximately $400 in transaction costs. The Company paid $18.8 million of the purchase price and acquisition costs using borrowings under the Credit Facility. The balance of the purchase price and acquisition costs was paid in the form of 148,381 Common Units (valued at $10.50 per unit).

         On October 22, 1998, the Company, through affiliates of the Operating Partnership, acquired Woodlands One, a newly-constructed office building located in Columbia, Maryland totaling approximately 108,000 square feet. The purchase price of Woodlands One totaled $17,928, including $328 in transaction costs, which was financed as follows: (i) the issuance of 517,923 Common Shares in the Company, valued at $5,438 ($10.50 per share), (ii) the issuance of 72,509 Preferred Shares in the Company, valued at $1,813 ($25.00 per share) (iii) $9,815 using proceeds from the TIAA Loan and (iv) $862 using the Company's cash reserves.

          On October 22, 1998, the Company obtained the TIAA Loan. The total commitment under the TIAA Loan is $85,000, of which $76,200 was advanced on October 22, 1998. The proceeds of the First Disbursement were used as follows:
(i) $27,181 was used to pay off certain of the assumed debt associated with the Constellation Transaction, (ii) $9,533 was used to pay off debt associated with the acquisition of Woodlands One, (iii) $38,500 was used to pay down the Credit Facility (iv) $723 was used to pay closing costs associated with the TIAA Loan and Woodlands One acquisition and (v) $263 was applied to the Company's cash reserves. The remaining $8,800 of the loan commitment will be advanced upon the Company's acquisition of a commercial office building from Constellation. The TIAA Loan bears interest at a fixed rate of 6.89% per annum and provides for monthly payments of principal and interest of $533 prior to the Second Disbursement and $595 thereafter. The TIAA Loan matures on November 1, 2008 and may not be prepaid prior to November 30, 2003.

         On October 30, 1998, the Company, through affiliates of the Operating Partnership, acquired the Centerpoint Office Properties, 8 office buildings located in Middlesex County, New Jersey totaling approximately 270,000 square feet. The purchase price of the Centerpoint Office Properties totaled approximately $31.7 million, including approximately $400 in costs. The Company paid $31.0 million of the purchase price and acquisition costs using borrowings under the Credit Facility and the balance using the Company's cash reserves.

         The Company expects to meet its long term liquidity requirements, such as property acquisitions and development, scheduled debt maturities, major renovations, expansions, and other non-recurring capital improvements through long-term collateralized indebtedness and the issuance of additional equity securities.

         Statement of Cash Flows

         During the nine months ended September 30, 1998, the Company generated $7,617 in cash flow from operating activities (net of nonrecurring Reformation costs of $637), an increase of $7,122 compared to the corresponding prior year period. This increase is due primarily to the effects of the Company's acquisition of operating properties. Other sources of cash flow consisted of (i) $72,742 in net proceeds from the Offering and (ii) $26,700 in additional borrowings under the Company's Credit Facility. During the nine months ended September 30, 1998, the Company's major uses of cash included (i) $97,048 to fund property acquisitions, tenant improvements, and leasing commissions, (ii) $5,564 to pay dividends to shareholders and distributions to minority interests holding Partnership Units and Initial Preferred Units and (iii) $1,762 to pay principal payments on mortgages loan payable.

         Funds From Operations

         The Company considers Funds From Operation ("FFO") to be helpful to investors as a measure of the financial performance of an equity REIT. In accordance with NAREIT's definition, FFO is defined as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures and extraordinary and nonrecurring items. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently from the Company. FFO for the nine months ended September 30, 1998 and 1997, as calculated in accordance with the NAREIT definition published in March 1995, are summarized in the following table (in thousands).

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                     -------------------          ------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
Income before minority interests.......           $  2,493       $    86      $  5,041       $   264

Add: Nonrecurring charge
   Reformation costs...................                 --            --           637            --
Add:  Real estate related depreciation and
   amortization..........................            1,502           138         3,743           415
Less:  Initial Preferred Unit
   distributions............................          (853)           --        (2,559)           --
Less:  Preferred Share dividends.........              (10)           --           (10)           --
                                                   -------         -----      --------        ------
Funds from operations....................            3,132           224         6,852           679

Add:  Initial Preferred Unit distributions             853            --         2,559            --
Add:  Preferred Share dividends .........               10            --            10            --
                                                   -------         -----      --------        ------
Funds from operations assuming
   conversion of Preferred Units
   And Preferred Shares                            $ 3,995       $   224       $ 9,421        $  679
                                                   -------         -----      --------        ------
                                                   -------         -----      --------        ------

Weighted average Common  Shares/Units
   outstanding (1).......................          12,555          1,420         9,233         1,420
                                                   -------         -----      --------        ------
                                                   -------         -----      --------        ------
Weighted average Common Shares/Units
   outstanding diluted (2)...............          20,118          1,420        16,837         1,420
                                                   -------         -----      --------        ------
                                                   -------         -----      --------        ------

---------------
(1) Assumes redemption of all Common Units, calculated on a weighted average basis for Common Shares. Includes 282,508 Common Shares issuable upon redemption of Common Units issuable upon the conversion of the Retained Interests. Excludes the weighted average effect of the conversion of 186,455 Retained Interests into 186,455 Initial Preferred Units and 1,913,545 Initial Preferred Units, both convertible into an aggregate of 7,499,940 Common Units which are, in turn, redeemable for 7,499,940 Common Shares. Excludes the weighted average effect of the conversion of 865,566 Preferred Shares convertible into an aggregate of 1,622,763 Common Shares.

(2) Assumes redemption of all Common Units, calculated on a weighted average basis for Common Shares. Includes 282,508 Common Shares issuable upon redemption of Common Units issuable upon the conversion of the Retained Interests. Includes the weighted average effect of the conversion of 186,455 Retained Interests into 186,455 Initial Preferred Units and 1,913,545 Initial Preferred Units, both convertible into an aggregate of 7,499,940 Common Units which are, in turn, redeemable for 7,499,940 Common Shares. Includes the weighted average effect of 824,175 Common Shares for the assumed conversion of stock options (using the Treasury stock method). Conversion of convertible Initial Preferred Units and Common Units is assumed in computing the diluted weighted average Common Shares denominator since such conversion has a dilutive effect on FFO. Includes the weighted average effect of the conversion of 865,566 Preferred Shares convertible into an aggregate of 1,622,763 Common Shares.

         Impact of the Year 2000 Issue

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, this could result in a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions, prepare financial statements, send invoices or engage in similar normal business activity.

         The Company's accounting software package is certified as Year 2000 compliant. Accordingly, the Company does not anticipate adverse consequences in processing the billing and collection of revenue, the payment of expenditures, the recording of financial transactions, the preparation of financial statements and maintaining and generating system driven managerial information. The Company's information technology and accounting groups are conducting internal tests to ensure compliance. This testing process is estimated to be completed by the first quarter of 1999.

         The Company's property management team has been continually evaluating the impact of the Year 2000 Issue on the various facets of property operating systems since the beginning of 1998. This evaluation process will continue through the first quarter of 1999. Based on the current status of this evaluation process, the Company does not anticipate any material consequences on property operations.

         The Company relies on third party suppliers for a number of key services. Interruption of supplier operations due to the Year 2000 Issue could affect Company operations. The Company also is dependent upon its tenants for revenue and cash flow. Interruptions in tenant operations due to the Year 2000 Issue could result in reduced revenue, increased receivable levels and cash flow reductions. The Company's property management team is in the process of contacting significant tenants and suppliers to discuss Year 2000 readiness. Management is being continually updated on the status of this process, which is estimated to be completed by the first quarter of 1999.

         Based on information currently available from the Company's internal assessment, management does not expect there to be significant incremental costs associated with its Year 2000 activities over the next 15 months. The Company will also consider Year 2000 issues for all future property acquisitions and development.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2. Changes In Securities

a.    None

b.    None

c. On September 28, 1998, the Company, through affiliates of the Operating Partnership, completed the Constellation Transaction pursuant to agreements with affiliates of Constellation Real Estate Group to acquire real estate properties and service businesses (see Note 3 to the Consolidated Financial Statements). In connection with the Constellation Transaction, the Company issued 6,182,634 Common Shares and 865,566 Series A Convertible Preferred Shares of Beneficial Interest to Constellation. These shares were issued in a private placement reliant upon the exemption from registration provided by
      Section 4 (2) of the Securities Act of 1933, as amended. The Preferred Shares are nonvoting and are convertible after 2 years of issuance, subject to certain conditions, into Common Shares on the basis of
      1.8748 Common Shares for each Preferred Share.

d.    None

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

         The following matters were submitted to a vote of security holders during the Company's third quarter.

           (a)   Meeting type and date               Special Meeting of
                                                     Shareholders held on
                                                     August 21, 1998

           (b)   Directors elected at meeting        Not applicable

           (c)   Description of each matter voted
                 on at meeting

           Resolution to approve the proposal for    Results of votes
           the Company to enter into and perform     For                                   5,571,814.002
           the Constellation Transaction  to         Against or withheld                      44,000.661
           acquire interests in up to 18             Abstentions and broker non-votes         37,259.887
           properties, various entity interests,
           assume certain debt, and issue Common
           Shares and Preferred Shares


ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

           EXHIBIT
             NO.                                             DESCRIPTION
         ------------ ------------------------------------------------------------------------------------------
         2.1          Agreement and Plan of Merger, dated as of
                      January 31, 1998,  among the  Registrant, the Maryland
                      Company and the  Company  (filed with the  Trust's
                      Registration  Statement  on Form S-4 (Commission File
                      No. 333-45649) and incorporated herein by reference).

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

         2.4          Assignment of Partnership Interests dated as of April 30,
                      1998 between Airport Square Limited Partnership, Airport
                      Square Corporation, Camp Meade Corporation and COPT
                      Airport Square One LLC and COPT Airport Square Two LLC.
                      (filed with the Company's Current Report on Form 8-K on
                      May 14, 1998 and incorporated herein by reference).

         2.5 Assignment of Purchase and Sale Agreement dated as of April 30, 1998 between Aetna Life Insurance Company and the Operating Partnership. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

         2.6          Assignment of Loan Purchase and Sale Agreement dated as of
                      April 30, 1998 between Constellation Real Estate, Inc. and the Operating Partnership. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

         2.7 Purchase and Sale Agreement dated as of April 1, 1998 between Aetna Life Insurance Company and Airport Square
                      Limited Partnership (filed with the Company's Current
                      Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

         2.8.1        Loan Purchase and Sale Agreement dated as of March 13,
                      1998 between Aetna Life Insurance Company and
                      Constellation Real Estate, Inc. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

         2.8.2        Amendment to Loan Purchase and Sale Agreement dated as of
                      April 16, 1998 between Aetna Life Insurance Company and
                      Constellation Real Estate, Inc. (filed with the Company's
                      Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

         2.9.1 Purchase and Sale Agreement dated as of March 4, 1998 between 695 Rt. 46 Realty, LLC, 710 Rt. 46 Realty, LLC and
                      COPT Acquisitions, Inc. (filed with the Company's Current
                      Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

         2.9.2 Letter Amendment to Purchase and Sale Agreement dated as of March 26, 1998 between 695 Rt. 46 Realty, LLC, 710 Rt.
                      46 Realty, LLC and COPT Acquisitions, Inc. (filed with the
                      Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).




         2.10.1 Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates
                      (filed as Exhibit A of the Company's Schedule 14A
                      Information on June 26, 1998 and incorporated herein by reference).

         2.10.2       First Amendment to Contribution Agreement, dated July 16,
                      1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc.
                      (filed with the Company's Current Report on Form 8-K on
                      October 13, 1998 and incorporated herein by reference).

         2.10.3       Second Amendment to Contribution Agreement, dated
                      September 28, 1998, between Constellation Properties, Inc.
                      and certain entities controlled by Constellation
                      Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         2.11         Service Company Asset Contribution Agreement between the
                      Company and the Operating Partnership and certain
                      Constellation affiliates (filed as Exhibit B of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

         2.12.1       Option Agreement, dated May 14, 1998, between the
                      Operating Partnership and NBP-III, LLC (a Constellation affiliate) (filed as Exhibit C of the Company's Schedule
                      14A Information on June 26, 1998 and incorporated herein by reference).

         2.12.2 First Amendment to Option Agreement, dated June 22, 1998, between the Operating Partnership and NBP-III, LLC (a
                      Constellation affiliate) (filed as Exhibit E of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

         2.13.1       Option Agreement, dated May 14, 1998, between the
                      Operating Partnership and Constellation Gatespring II, LLC
                      (a Constellation affiliate) (filed as Exhibit D of the
                      Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

         2.13.2 First Amendment to Option Agreement, dated June 22, 1998, between the Operating Partnership and Constellation
                      Gatespring II, LLC (a Constellation affiliate) (filed as
                      Exhibit F of the Company's Schedule 14A Information on
                      June 26, 1998 and incorporated herein by reference).

         2.14         Option Agreement, dated September 28, 1998, between Jolly
                      Acres Limited Partnership, Arbitrage Land Limited
                      Partnership and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         2.15         Right of First Refusal Agreement, dated September 28,
                      1998, between Constellation Properties, Inc. and the
                      Operating Partnership (filed with the Company's Current
                      Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         2.16         Right of First Refusal Agreement, dated September 28,
                      1998, between 257 Oxon, LLC and the Operating Partnership
                      (filed with the Company's Current Report on Form 8-K on
                      October 13, 1998 and incorporated herein by reference).





         2.17         Development Property Acquisition Agreement, dated May 14,
                      1998, between the Operating Partnership and CPI Piney
                      Orchard Village Center, Inc. (a Constellation affiliate)
                      (filed as Exhibit H of the Company's Schedule 14A
                      Information on June 26, 1998 and incorporated herein by reference).

         2.18 Contribution Agreement, dated as of September 30, 1998, between COPT Acquisitions, Inc. and M.O.R. XXIX Associates
                      Limited Partnership (filed with the Company's Current
                      Report on Form 8-K on October 28, 1998 and incorporated herein by reference).

         2.19         Purchase and Sale Agreement, dated as of September 30,
                      1998, between New England Life Pension Properties II: A
                      Real Estate Limited Partnership and COPT Acquisitions,
                      Inc. (filed with the Company's Current Report on Form 8-K on October 28, 1998 and incorporated herein by reference).

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

         4.2.1 Registration Rights Agreement dated October 14, 1997, as amended, for the benefit of certain shareholders of the Registrant (filed with the Company's Current Report on
                      Form 8-K on October 29, 1997, and incorporated herein by reference).

         4.2.2        Amended and Restated Registration Rights Agreement dated
                      March 16, 1998 for the benefit of certain shareholders of the Company (filed with the Company's Quarterly Report on
                      Form 10-Q on August 12, 1998 and incorporated herein by reference).

         4.3          Articles Supplementary of Corporate Office Properties
                      Trust Series A Convertible Preferred Shares, dated
                      September 28, 1998 (filed with the Company's Current
                      Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         4.4.1 Limited Partnership Agreement of the Operating Partnership dated October 14, 1997 (filed with the Company's Current
                      Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

         4.4.2        Amended and Restated Limited Partnership Agreement of the
                      Operating Partnership dated March 16, 1998 (filed with the
                      Company's Quarterly Report on Form 10-Q on August 12, 1998 and incorporated herein by reference).

         4.4.3        First Amendment to Amended and Restated Limited
                      Partnership Agreement of the Operating Partnership, dated
                      September 28, 1998 (filed with the Company's Current
                      Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         4.4.4        Second Amendment to Amended and Restated Limited
                      Partnership Agreement of the Operating Partnership, dated as of October 13, 1998 (filed with the Company's Current
                      Report on Form 8-K on October 28, 1998 and incorporated herein by reference).





         10.1         Amended and Restated Partnership Agreement of Blue Bell
                      Investment Company, L.P. (filed with the Company's Current
                      Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

         10.2         Amended and Restated Partnership Agreement of South
                      Brunswick Investors, L.P. (filed with the Company's
                      Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

         10.3         Amended and Restated Partnership Agreement of Comcourt
                      Investors, L.P. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

         10.4         Amended and Restated Partnership Agreement of 6385 Flank,
                      L.P. (filed with the Company's Current Report on Form 8-K on October 29, 1997 and incorporated herein by reference).

         10.5         Clay W. Hamlin III Employment Agreement dated October 14,
                      1997 with the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

         10.6         Management Agreement between Registrant and Glacier
                      Realty, LLC (filed with the Company's Current Report on
                      Form 8-K on October 29, 1997, and incorporated herein by reference).

         10.7         Senior Secured Credit Agreement dated October 13, 1997
                      (filed with the Company's Current Report on Form 8-K on
                      October 29, 1997, and incorporated herein by reference).

         10.8         Corporate Office Properties Trust 1998 Long Term Incentive
                      Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

         10.9         Stock Option Plan for Directors (filed with Royale
                      Investments, Inc.'s Form 10-KSB for the year ended
                      December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).

         10.10        Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

         10.11        Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation dated March 12, 1997 with respect to lot B (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

         10.12        Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation dated March 12, 1997 with respect to lot C (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

         10.13        Amended and Restated  Lease  between South  Brunswick
                      Investors  L.P. and  International Business  Machines
                      Corporation  dated  August  11,  1995,  as  amended
                      (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).


         10.14        Agreement of Lease between South  Brunswick  Investors
                      L.P. and Teleport  Communications Group,   Inc.  dated
                      February  20,  1996,  as  amended  (filed  with  the
                      Registrant's Registration  Statement on Form S-4
                      (Commission  File No.  333-45649)  and  incorporated
                      herein by reference).

         10.15        Agreement of Lease between South  Brunswick  Investors
                      L.P. and Teleport  Communications Group, Inc. dated
                      August 19, 1996 (filed with the Registrant's
                      Registration Statement on Form S-4 (Commission File
                      No. 333-45649) and incorporated herein by reference).

         10.16        Thomas D. Cassel Employment Agreement dated as of
                      October 20, 1997 with the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 25,
                      1998 and incorporated herein by reference).

         10.17        Senior Secured Revolving Credit Agreement dated as of May
                      28, 1998 between the Company, the Operating Partnership,
                      Any Mortgaged Property Subsidiary and Bankers Trust
                      Company (filed with the Company's Current Report on Form
                      8-K on June 10, 1998 and incorporated herein by reference).

         10.18        Secured Promissory Note dated as of April 29, 1997 between
                      710 Rt. 46 Realty, LLC and Life Investors Insurance
                      Company of America (filed with the Company's Current
                      Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

         10.19 Mortgage and Security Agreement dated as of April 29, 1997 between 710 Rt. 46 Realty, LLC and Life Investors
                      Insurance Company of America (filed with the Company's
                      Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

         10.20        Amended and Restated Deed of Trust Note, dated October 6,
                      1995, between Cranberry-140 Limited Partnership and
                      Security Life of Denver Insurance Company (filed with the
                      Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.21.1      Promissory Note, dated September 15, 1995, between Tred
                      Lightly Limited Liability Company and Provident Bank of
                      Maryland (filed with the Company's Current Report on Form
                      8-K on October 13, 1998 and incorporated herein by reference).

         10.21.2 Allonge to Promissory Note, dated September 28, 1998, between Tred Lightly Limited Liability Company and
                      Provident Bank of Maryland (filed with the Company's
                      Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.22.1      Third Loan Modification and Extension Agreeement, dated
                      November 12, 1997, between St. Barnabus Limited
                      Partnership, Constellation Properties, Inc.  and
                      NationsBank, N.A. (filed with the Company's Current
                      Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.22.2      Fourth Loan Modification Agreement dated
                      September 28, 1998 between St. Barnabus Limited
                      Partnership, Constellation Properties, Inc. and
                      NationsBank, N.A. (filed with the Company's Current
                      Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.23.1      Deed of Trust Note, dated September 20, 1988, between
                      Brown's Wharf Limited Partnership and Mercantile-Safe
                      Deposit and Trust Company (filed with the Company's
                      Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).



         10.23.2 Extension Agreement and Allonge to Deed of Trust Note, dated July 1, 1994, between Brown's Wharf Limited
                      Partnership and Mercantile-Safe Deposit and Trust Company
                      (filed with the Company's Current Report on Form 8-K on
                      October 13, 1998 and incorporated herein by reference).

         10.24        Employment Agreement, dated September 28, 1998 between
                      Corporate Office Management, Inc. and Randall M. Griffin
                      (filed with the Company's Current Report on Form 8-K on
                      October 13, 1998 and incorporated herein by reference).

         10.25        Employment Agreement, dated September 28, 1998 between
                      Corporate Office Management, Inc. and Roger A. Waesche,
                      Jr. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.26        Employment Agreement, dated September 28, 1998 between
                      Corporate Realty Management, LLC and Michael D. Kaiser
                      (filed with the Company's Current Report on Form 8-K on
                      October 13, 1998 and incorporated herein by reference).

         10.27 Consulting Services Agreement, dated April 28, 1998 between the Company and Net Lease Finance Corp., doing business as Corporate Office Services (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

         10.28        Project Consulting and Management Agreement, dated
                      September 28, 1998, between Constellation Properties, Inc.
                      and COMI (filed with the Company's Current Report on Form
                      8-K on October 13, 1998 and incorporated herein by reference).

         10.29        Promissory Note, dated October 22, 1998, between Teachers
                      Insurance and Annuity Association of America and the Operating Partnership.

         10.30 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America.

         27.          Financial Data Schedule.


(b)   Reports on Form 8-K

During the three months ended September 30, 1998 and through November 13, 1998 the Company filed the following:

    i. a Current Report of Form 8-K filed October 13, 1998 (Reporting under Items 1, 2, 5 and 7) regarding the Company's completion of the Constellation Transaction, resulting in the acquisition, through affiliates of the Operating Partnership, of real estate properties and service businesses.

    ii.a Current Report of Form 8-K filed October 28, 1998 (Reporting under
       Items 2 and 7) regarding the Company's acquisition through affiliates of the Operating Partnership of an office building located in Columbia, Maryland.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CORPORATE OFFICE PROPERTIES TRUST


Date November 13, 1998                     By:   /s/ Clay W. Hamlin, III
                                                 -----------------------
                                                 Clay W. Hamlin, III
                                                    Chief Executive Officer



Date November 13, 1998                    By:   /s/ Roger A. Waesche, Jr.
                                                -------------------------
                                                Roger A. Waesche, Jr.
                                                    Senior Vice President
                                                    of Finance