Form 10-K
period 1998-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 1999-03-30
CIK 860546

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-20047

                        Corporate Office Properties Trust
             (Exact name of registrant as specified in its charter)

           Maryland                                           23-2947217
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

       401 City Avenue, Suite 615                               19004
          Bala Cynwyd, PA
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (610) 538-1800

                    ----------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Common Share of beneficial
interest, $0.01 par value                        New York Stock Exchange
   (Title of Each Class)                  (Name of Exchange on Which Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the (1) registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62,895,364 based on the closing price of such Shares on the New York Stock Exchange on March 19, 1999. At March 19, 1999, 16,801,876 shares of the Registrant's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

Portions of the proxy statement of the Registrant for its 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                Table of Contents

                                    Form 10-K

PART I..........................................................................


   ITEM 1.   BUSINESS..........................................................3
   ITEM 2.   PROPERTIES........................................................8
   ITEM 3.   LEGAL PROCEEDINGS................................................11
   ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

PART II.........................................................................

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS..............................................12
   ITEM 6.   SELECTED FINANCIAL DATA..........................................13
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................15
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......21
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................22
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................22

PART III........................................................................

   ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT................22
   ITEM 11.  EXECUTIVE COMPENSATION...........................................22
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................22
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................22

PART IV.........................................................................

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.........................................................22

                           FORWARD-LOOKING STATEMENTS

      This Form 10-K contains "forward-looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual performance, events or results may differ materially from such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Important facts that may affect these forward-looking statements include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will affect, among other things, demand for office properties, availability and creditworthiness of tenants, lease rents and the availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives; environmental requirements; and other risks identified in this filing or our other reports filed with the Securities Exchange Commission.

                                     PART I

Item 1. Business

Our Company

      Corporate Office Properties Trust ("COPT") and subsidiaries is a full-service real estate investment trust ("REIT"). We focus principally on the acquisition, development, management and ownership of suburban office buildings in targeted suburban submarkets mostly in the Mid-Atlantic region of the United States. As of December 31, 1998:

o we owned 48 suburban office properties in Maryland, Pennsylvania and New Jersey containing approximately 4.3 million rentable square feet,

o we owned nine retail properties containing approximately 639,000 rentable square feet,

o     our properties were 98.0% leased,

o     we owned three parcels of land, two of which were under development, and

o we owned options to purchase from related parties 156 acres of land contiguous to certain of our office properties.

      We conduct almost all of our operations through our Operating Partnership, Corporate Office Properties, L.P., a Delaware limited partnership, of which we are the managing general partner. Our Operating Partnership owns real estate both directly and through subsidiaries. Interests in our Operating Partnership are in the form of Common and Preferred Units. As of December 31, 1998, we owned approximately 85% of the outstanding Common Units and approximately 32% of the outstanding Preferred Units. The remaining Common and Preferred Units in our Operating Partnership were owned by third parties, which included certain officers and trustees. If all Preferred Units were converted into Common Units, we would have owned approximately 62% of the Common Units as of December 31, 1998.

      The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI"). COMI provides us with asset management and managerial, financial and legal support. COMI also has two subsidiaries: Corporate Realty Management, LLC ("CRM") and Corporate Development Services, LLC ("CDS"). CRM manages approximately 18 million square feet for us and for third parties as of December 31, 1998 and also provides corporate facilities management. CDS provides construction and development services predominantly to us. COMI owns 75% of CRM and 100% of CDS.

      We believe that we are organized and have operated in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to its shareholders at least 95% of its annual taxable income (excluding net capital gains).

      Our executive offices are located at 401 City Avenue, Suite 615, Bala Cynwyd, PA 19004 and our telephone number is (610) 538-1800.

Significant 1998 Developments

      On January 1, 1998, we changed our name from Royale Investments, Inc. to Corporate Office Properties Trust, Inc. On March 16, 1998, we were reformed as a Maryland REIT and changed our name to Corporate Office Properties Trust. In connection with the reformation, we adopted our Declaration of Trust which authorized for issuance up to 45,000,000 Common Shares of beneficial interest ("Common Shares") and 5,000,000 Preferred Shares. Each share of common stock in Corporate Office Properties Trust, Inc. was exchanged for one Common Share in our trust.

      During 1998, we completed a substantial number of operating property acquisitions, increasing our rentable square feet by 169%. A summary of the operating properties acquired during 1998 follows:

                                                              # of                                                        Investment
                                                           Properties                                  Date      Rentable   (in
      Transaction                   Location                Acquired             Property Type       Acquired     Sq. Ft.  millions)
------------------------   -----------------------------   ----------   --------------------------   --------    -------- ----------
Airport Square Portfolio   Linthicum, MD                      12        9 Office and 3 Office/Flex   04/30/98     812,616  $ 72.6
Fairfield Portfolio        Fairfield, NJ                       2                  Office             05/28/98     262,417    29.4
Constellation Portfolio    Baltimore/Washington Corridor      14          12 Office and 2 Retail     Various    1,466,722   177.0
Riverwood Property         Columbia, MD                        1                  Office             10/13/98     160,000    20.3
Centerpoint Portfolio      Middlesex County, NJ                8         6 Office and 2 Office/Flex  10/30/98     269,222    31.7
Gateway Portfolio          Columbia, MD                        3                  Office             12/31/98     148,804    17.3
                                                           ----------                                           --------- ----------

                                                              40                                                3,119,781  $348.3
                                                           ==========                                           ========= ==========

      During 1998, we also acquired three parcels of land that are contiguous to certain of our operating properties. In addition, we acquired options and rights of first refusal to purchase 93 acres, estimated to yield nearly 1.6 million square feet of new buildings in locations adjacent to certain of our operating properties.

      We had various construction and development projects underway in 1998. We began construction of two buildings that are estimated to total 198,000 square feet upon completion. We completed a substantial portion of a $7.8 million project to convert a 170,000 square foot property we own into a first-class, high technology office building.

      We also acquired a 75% interest in CRM and certain equipment, furniture and other assets for $2.5 million which we, in turn, contributed into COMI in exchange for 95% of COMI's capital stock and a $2.0 million note receivable. We then entered into a management relationship with COMI in order to further expand our capabilities and support our growing portfolio of properties. We also entered into contracts with COMI's subsidiaries, CRM and CDS, for property management, construction and development services for our properties.

      We financed our acquisitions and construction and development activities using a combination of new debt and equity issuances. During 1998, we

o completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share,

o issued 7,030,793 of our Common Shares, valued at $73.8 million ($10.50 per share), less $505,000 in share issuance costs, in connection with the Constellation Portfolio acquisition,

o issued 984,308 of our Preferred Shares, valued at $24.6 million ($25 per share), in connection with the Constellation Portfolio acquisition,

o obtained a $100.0 million recourse revolving credit facility from Bankers Trust Company bearing interest at a variable rate of LIBOR + 1.75%,

o obtained an $85.0 million loan from Teachers Insurance and Annuity Association of America bearing interest at a fixed rate of 6.89%, and

o issued 148,381 Common Units in our Operating Partnership, valued at $1.6 million ($10.50 per share), in connection with the Riverwood Property acquisition.

Our Operating Strategy

      Our primary business objectives are to achieve sustainable long-term growth in funds from operations per share and to maximize long-term shareholder value. We intend to achieve these objectives primarily through acquisitions and property development and through internal growth. We intend to focus our activities on acquiring, owning and operating suburban office properties in strong and growing submarkets throughout the United States. We plan to sell our remaining retail properties and redeploy the proceeds into suburban office properties.

      We believe we have certain competitive advantages that will promote our growth strategies, including:

o our multiple market expertise in identifying, creatively structuring and closing acquisitions,

o our experience in successfully growing public real estate companies utilizing a centralized/decentralized organizational structure,

o our long-standing relationships with tenants, real estate brokers and institutional and other owners of commercial real estate that collectively help us to identify acquisition opportunities, and

o     our property management and development experience.

      Suburban Office Focus. We believe office buildings currently offer the strongest fundamentals of any real estate property type, and suburban office properties provide us very attractive investment opportunities. The three key factors driving the strong fundamentals of suburban office properties are (i) increasing rental rates, (ii) declining vacancy rates, and (iii) a limited new supply of office product. We believe that many companies are relocating to, and expanding in, suburban locations because of lower operating costs, proximity to residential housing and better quality of life.

      Acquisition Strategies. We are actively pursuing the acquisition of suburban office properties in submarkets in the United States with strong fundamentals. Our three-part acquisition strategy includes targeting:

o entity transactions in which we enter new markets or increase our penetration in existing markets by acquiring significant portfolios along with their management which will also enable us to enhance our management infrastructure and local expertise,

o     portfolio purchases in these markets, and

o opportunistic acquisitions of individual properties in submarkets in which we already have a presence.

      We will seek to make acquisitions at attractive yields and below replacement costs.

      Property Development Strategies. We believe that the significant experience of our management in property development, redevelopment, construction, management and leasing provides us with the expertise necessary to build, upgrade, renovate and reposition suburban office properties. We are developing suburban office properties generally to meet the needs of our existing tenants. We will selectively explore additional development when market fundamentals support a favorable risk-adjusted return on such development. We currently do not intend to develop or redevelop any properties outside of submarkets in which we operate.

      Internal Growth Strategies. We believe that our internal growth will come from (i) proactive property management and leasing , (ii) operating efficiencies achieved through increasing economies of scale, (iii) tenant retention and rollovers at increased rents where market conditions permit and (iv) expansion of the third party management business of CRM. These strategies are designed to promote tenant satisfaction, resulting in tenant retention and the attraction of new tenants.

Subsequent Events

      On January 5, 1999, we entered into an interest rate swap agreement with Bankers Trust Company. This swap agreement fixes our one-month LIBOR base to 5.085% per annum on a notional amount of $30.0 million through May 2001.

      On January 13, 1999, we entered into a $9.8 million construction loan with FMB Bank to finance the construction of an office building. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions.

      On January 22, 1999, we sold a retail property located in Westminster, Maryland ("Cranberry Square"). We sold the property for $18.9 million, of which $9.5 million was used to pay off the mortgage loan payable on the property, $283,000 was placed in escrow, $272,000 was paid to the buyer for operating pro-rations, $144,000 was used to pay our closing costs and $8.7 million was used to repay a portion of our Revolving Credit Facility. We recognized no gain or loss on the sale of Cranberry Square.

      On February 8, 1999, we entered into a $10.9 million construction loan with Provident Bank of Maryland to finance the construction of a building. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions.

      On February 26, 1999, we acquired an office building located in Linthicum, Maryland. We acquired the property for $6.8 million, including $201,000 in transaction costs, using $6.7 million in borrowings under our Revolving Credit Facility and using cash reserves for the balance.

Industry Segments

      We have five segments: Baltimore/Washington office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office and retail. For information relating to these segments, you should refer to Note 13 of our Consolidated Financial Statements included with this Form 10-K.

Employees

      We, together with COMI and its subsidiaries, employed 120 persons as of December 31, 1998.

Competition

      The commercial real estate market is highly competitive. Numerous commercial properties compete for tenants with our properties, and our competitors are building additional properties in the markets in which our properties are located. Some of these competing properties may be newer or have more desirable locations than our properties. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space at our properties and may be forced to lower the rents we charge on leases to compete effectively.

      We also compete for the purchase of commercial property with many entities, including other publicly-traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the amount of properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals.

Major Tenants

      As of December 31, 1998, ten tenants accounted for 50.6% of our annualized office rents. Two of these tenants accounted for approximately 27.0% of our total annualized office rents. Our largest tenant is the United States federal government, two agencies of which lease space in nine of our office properties. These leases represented approximately 17.0% of our total annualized office rents as of December 31, 1998. Generally, these government leases provide for one-year terms or provide for one-year termination rights. The government may terminate its leases if, among other reasons, the Congress of the United States fails to provide funding. The Congress of the United States has appropriated funds for these leases through September of 1999. The second largest tenant, Unisys Corporation, represented 10.0% of our annualized office rents as of December 31, 1998 and a larger percentage of our net operating income since Unisys pays all of its property operating expenses directly. Unisys occupies space in three of our office properties. If either the federal government or Unisys fails to make rental payments to us, or if the federal government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, our financial performance and ability to make expected distributions to shareholders would be materially adversely affected.

      Geographical Concentration

      All of our office properties are located in the Mid-Atlantic region of the United States, and 58.7% of our total annualized office rents as of December 31, 1998 is earned from our office properties located in the Baltimore/Washington Corridor. Consequently, we do not have a broad geographical distribution of our properties. As a result, a decline in the real estate market or economic conditions generally in the Mid-Atlantic region would adversely affect us.

Environmental Matters

      We are subject to various federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons. Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability whether or not the facility is or ever was owned or operated by such person. To date, the impact of these laws has not been materially adverse to our operations.

Financing Policies

      In conjunction with our growth strategies, we have developed a capitalization strategy. To promote growth in funds from operations per share, we intend to utilize a minimum cash flow to debt service coverage ratio of approximately 1.6 to 1.0, which we anticipate will equate to a ratio of debt to total market capitalization of between 40% and 60%. We believe a 1.6 times cash flow coverage ratio is conservative for a seasoned pool of suburban office buildings and is a more appropriate measure of entity leverage than the conventional REIT measure of total debt outstanding to total market capitalization. We intend to emphasize the issuance of Common Units and Preferred Units in our Operating Partnership as tax-deferred compensation to sellers in entity and portfolio acquisitions. We also intend to utilize both Common and Convertible Preferred Shares when capital market conditions appear advantageous.

      We operate with higher debt levels than most other REITs. Our organizational documents do not limit the amount of indebtedness that we may incur. Most of our properties have been mortgaged to collateralize indebtedness. We favor long-term fixed rate debt over variable rate debt for permanent financings. In addition, we will rely on borrowings to fund some or all of the costs of new property acquisitions, capital expenditures and other items.

Mortgage Loans Payable

      For information relating to future maturities of our mortgage loans payable, you should refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Note 7 to our Consolidated Financial Statements included with this Form 10-K.

Item 2. Properties

      The following table provides certain information about our office properties as of December 31, 1998:

                                                                                                   Total Rental
                                  Year      Rentable    Percentage      Total     Percentage of    Revenue per
                                 Built/      Square    Leased as of     Rental     Total Rental      Occupied
        Property Location       Renovated     Feet     12/31/98 (1)  Revenue (2)   Revenue (3)   Square Foot (4)
----------------------------------------------------------------------------------------------------------------
Baltimore/Washington Corridor:

   2730 Hercules Rd.              1990        240,336       100.00%   $ 4,575,360        6.52%    $  19.04
   6009 - 6011 Oxon Hill Rd.      1990        181,236        98.78%     3,420,225        4.87%       19.10

   7200 Riverwood Dr.             1986        160,000       100.00%     2,826,640        4.03%       17.67
   6950 Columbia Gateway Dr.      1998        107,778       100.00%     2,184,998        3.11%       20.27
   1615 - 1629 Thames St.         1989        103,670        96.85%     1,569,422        2.24%       15.63

   900 Elkridge Landing Rd.       1982         97,139       100.00%     1,645,193        2.34%       16.94

   1199 Winterson Rd.             1988         96,636       100.00%     1,534,245        2.19%       15.88
   133 National Business Pkwy.    1997         88,666       100.00%     1,522,876        2.17%       17.18

   141 National Business Pkwy.    1990         86,964       100.00%     1,445,347        2.06%       16.62


   135 National Business Pkwy.    1998         86,832       100.00%     1,614,374        2.30%       18.59
   881 Elkridge Landing Rd.       1986         73,572       100.00%       879,912        1.25%       11.96
   14502 Greenview Dr.            1988         71,870        95.28%     1,182,537        1.68%       17.27

   1099 Winterson Rd.             1988         69,738        87.69%       961,580        1.37%       15.72

   14504 Greenview Dr.            1985         69,194        93.62%     1,099,052        1.57%       16.97


   131 National Business Pkwy.    1990         68,900       100.00%     1,215,582        1.73%       17.64



   1190 Winterson Rd.             1987         68,567       100.00%     1,060,976        1.51%       15.47



   911 Elkridge Landing Rd.       1985         68,162        73.50%       804,168        1.15%       16.05


   1201 Winterson Rd.             1985         67,903       100.00%       675,635        0.96%        9.95
   6740 Alexander Bell Dr.        1992         59,576       100.00%     1,260,644        1.80%       21.16




   930 International Dr.          1986         57,140       100.00%       689,108        0.98%       12.06
   900 International Dr.          1986         57,140       100.00%       622,826        0.89%       10.90
   921 Elkridge Landing Rd.       1983         54,057       100.00%       851,398        1.21%       15.75
   8815 Centre Park Dr.           1987         53,635       100.00%       956,461        1.36%       17.83



   6716 Alexander Bell Dr.        1989         51,980       100.00%       903,119        1.29%       17.37


   939 Elkridge Landing Rd.       1983         51,953       100.00%       778,143        1.11%       14.98

   800 International Dr.          1988         50,609       100.00%       775,939        1.11%       15.33
   7609 Energy Parkway Dr.        1982         38,513        97.42%       213,458        0.30%        5.69

   6760 Alexander Bell Dr.        1989         37,248       100.00%       692,102        0.99%       18.58
                                            ---------       ------     ----------       -----        -----


   Total Baltimore/Washington
      Corridor                              2,319,014        98.23%    37,961,320       54.07%       16.66
                                            ---------       ------     ----------       -----        -----


                                                       Major Tenants
                                                        (10% or more
        Property Location                            Rentable Sq. Ft.)
----------------------------------------------------------------------------------------
Baltimore/Washington Corridor:

   2730 Hercules Rd.                   (6) U.S. Department of Defense (100%)
   6009 - 6011 Oxon Hill Rd.               U.S. Department of Treasury (47%)
                                           Constellation Real Estate, Inc. (24%)
   7200 Riverwood Dr.                  (6) U.S. Department of Defense (100%)
   6950 Columbia Gateway Dr.               Magellan Health Services, Inc. (100%)
   1615 - 1629 Thames St.                  JHIEPGO Corporation (27%)
                                           Lista's (14%)
   900 Elkridge Landing Rd.                First Annapolis (51%)
                                           Booz*Allen Hamilton (38%)
   1199 Winterson Rd.                  (6) U.S. Department of Defense (100%)
   133 National Business Pkwy.             e.spire Communications (67%)
                                       (5) Applied Signal Technology (33%)
   141 National Business Pkwy.             Stanford Telecommunications (46%)
                                           J.G. Van Dyke & Associates (20%)
                                           Harris Data Services Corp (14%)
   135 National Business Pkwy.             Credit Management Solutions, Inc. (82%)
   881 Elkridge Landing Rd.            (6) U.S. Department of Defense (100%)
   14502 Greenview Dr.                     Sky Alland Research, Inc. (22%)
                                           Greenman-Pedersen, Inc. (15%)
   1099 Winterson Rd.                      Preferred Health Network (34%)
                                           McDonald's Corporation (29%)
   14504 Greenview Dr.                     Great West Life & Annuity (17%)
                                           Laurel Consulting Group (15%)
                                           Moore USA, Inc. (11%)
   131 National Business Pkwy.             e.spire Communications (35%)
                                           TASC, Inc. (28%)
                                           Lockheed Martin Technical (23%)
                                           Intel Corporation (14%)
   1190 Winterson Rd.                      Chesapeake Appraisal (39%)
                                           Domino's Pizza, Inc. (18%)
                                       (6) U.S. Department of Defense (15%)
                                           Motorola, Inc. (14%)
   911 Elkridge Landing Rd.                Optacor Financial Services (25%)
                                       (6) U.S. Department of Defense (23%)
                                           Nationwide Mutual Insurance (21%)
   1201 Winterson Rd.                      Ciena Corporation (100%)
   6740 Alexander Bell Dr.             (5) Johns Hopkins University (42%)
                                           Sky Alland Research, Inc. (21%)
                                           Science Applications International Corporation
                                           (20%)
                                           Atmel Corporation (16%)
   930 International Dr.                   Ciena Corporation (100%)
   900 International Dr.                   Ciena Corporation (100%)
   921 Elkridge Landing Rd.                Aerotek, Inc.(100%)
   8815 Centre Park Dr.                    COMI (25%)
                                           National Association of Credit Management (20%)
                                           Reap/REMAX, Inc. (16%)
                                           H.C. Copeland Associates, Inc. (11%)
   6716 Alexander Bell Dr.                 Sun Microsystems, Inc. (81%)
                                           Science Applications International Corporation
                                           (10%)
   939 Elkridge Landing Rd.                Agency Holding (68%)
                                       (6) U.S. Department of Defense (24%)
   800 International Dr.                   Ciena Corporation (100%)
   7609 Energy Parkway Dr.                 Rapid Response (50%)
                                           Baltimore Gas and Electric (19%)
   6760 Alexander Bell Dr.             (5) Cadence Design Systems, Inc. (65%)

   Total Baltimore/Washington Corridor

Greater Philadelphia:
   753 Jolly Rd.               1960/92-94     419,472       100.00%     2,971,968          4.23%        7.09
   785 Jolly Rd.                1970/1996     219,065       100.00%     2,123,513          3.02%        9.69
   760 Jolly Rd.                1974/1994     208,854       100.00%     2,567,264          3.66%       12.29
   751 Jolly Rd.                1960/1991     112,958       100.00%     1,459,176          2.08%       12.92
                                            ---------       ------    -----------         -----        -----

   Total Greater Philadelphia                 960,349       100.00%     9,121,921         12.99%        9.50
                                            ---------       ------    -----------         -----        -----

Greater Harrisburg:
   2605 Interstate Dr.            1990         84,268       100.00%     1,103,704          1.57%       13.10


   2601 Market Pl.                1989         67,753       100.00%     1,118,109          1.59%       16.50


   6385 Flank Dr.                 1995         32,800       100.00%       438,162          0.62%       13.36


                                            ---------       ------    -----------         -----        -----

   Total Greater Harrisburg                   184,821       100.00%     2,659,975          3.79%       14.39
                                            ---------       ------    -----------         -----        -----

Northern/Central
   New Jersey:

   431 Ridge Rd.                1958/1998     170,000       100.00%     3,087,379          4.40%       18.16
   695 Route 46                   1990        158,273        77.25%     2,231,824          3.18%       18.25




   429 Ridge Rd.                1966/1996     142,385       100.00%     2,580,016          3.67%       18.12
   710 Route 46                   1985        104,144        92.83%     1,669,415          2.38%       17.27



   19 Commerce                    1989         65,277       100.00%     1,251,780          1.78%       19.18
   104 Interchange Plaza          1990         47,142       100.00%       999,179          1.42%       21.20




   101 Interchange Plaza          1985         43,886        92.19%       685,597          0.98%       16.95



   47 Commerce                  1992/1998      40,686       100.00%       476,498          0.68%       11.71
   437 Ridge Rd.                1962/1996      30,000       100.00%       582,867          0.83%       19.43
   3 Centre Dr.                   1987         20,436       100.00%       312,382          0.44%       15.29
   7 Centre Dr.                   1989         19,464       100.00%       310,921          0.44%       15.97


   8 Centre Dr.                   1986         16,199       100.00%       348,249          0.50%       21.50
   2 Centre Dr.                   1989         16,132       100.00%       448,676          0.64%       27.81
                                            ---------       ------    -----------         -----        -----

   Total Northern/Central New Jersey          874,024        94.43%    14,984,783         21.34%       18.16
                                            ---------       ------    -----------         -----        -----

   Total Office Properties                  4,338,208        97.93%   $64,727,999         92.20%    $  15.24
                                            =========        =====    ===========         =====     ========


Greater Philadelphia:
   753 Jolly Rd.                    (5) Unisys (100%)
   785 Jolly Rd.                    (5) Unisys with 100% sublease to Merck
   760 Jolly Rd.                    (5) Unisys (100%)
   751 Jolly Rd.                    (5) Unisys (100%)


   Total Greater Philadelphia


Greater Harrisburg:
   2605 Interstate Dr.                  Commonwealth of Pennsylvania (56%)
                                        United States Fidelity & Guaranty (24%)
                                        Health Central, Inc. (15%)
   2601 Market Pl.                      Penn State Geisinger Systems (38%)
                                        Ernst & Young LLP (26%)
                                        Texas Eastern Pipeline Company (26%)
   6385 Flank Dr.                   (5) Cowles Enthusiast Media (34%)
                                        Orion Capital Companies (26%)
                                        Pitney Bowes, Inc. (21%)


   Total Greater Harrisburg


Northern/Central
   New Jersey:

   431 Ridge Rd.                        IBM with 84% sublease to AT&T Local Services
   695 Route 46                         Pearson, Inc. (22%)
                                        United Healthcare Services (15%)
                                        The Museum Company (12%)
                                        Dean Witter Reynolds, Inc. (12%)
   429 Ridge Rd.                        AT&T Local Services (100%)
   710 Route 46                         Midsco, Inc. (18%)
                                        Radian International, LLC (12%)
                                        Continental Casualty (12%)
                                        Lincoln Financial Group (10%)
   19 Commerce                          The Associated Press (100%)
   104 Interchange Plaza                S.M.I.P.A. LLC (24%)
                                        Utica Mutual Insurance Company (15%)
                                        Laborer's International Union (13%)
                                        Lanier Worldwide, Inc. (12%)
                                        Somerset Real Estate Management, Inc. (10%)
   101 Interchange Plaza                Ford Motor Credit Company (33%)
                                        Arquest, Inc. (16%)
                                        Middlesex County Improvement Authority (13%)
                                        Trans Union Corporation (11%)
   47 Commerce                          Somfy Systems, Inc. (100%)
   437 Ridge Rd.                        IBM with 100% sublease to AT&T Local Services
   3 Centre Dr.                         Matrix Development Group (100%)
   7 Centre Dr.                         Paradise Software, Inc. (17%)
                                        System Freight, Inc. (14%)
                                        Compugen, Inc. (7%)
   8 Centre Dr.                         AON Risk Services, Inc. (100%)
   2 Centre Dr.                         Summit Bancorp (100%)


   Total Northern/Central New Jersy


   Total Office Properties

(1) This percentage is based upon all leases signed as of December 31, 1998.

(2) Total Rental Revenue is the monthly contractual base rent as of December 31, 1998 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3) This percentage represents the individual property's rental revenue to our total rental revenue as of December 31, 1998.

(4) This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 1998.

(5) This property contains substantial leases remitting rental revenue on a triple net lease basis.

(6) The U.S. Department of Defense leases contain estimated monthly expense reimbursements that are reconciled each lease year to ensure that the lease functions as a triple net lease. Accordingly, the total rental revenues above include $2,750,159 estimated annualized expense reimbursements.

      The following table provides certain information about our retail properties as of December 31, 1998:

                                                      Percentage                   Percentage
                                 Year     Rentable      Leased         Total        of Total
                                Built/     Square        as of         Rental        Rental
         Property Location    Renovated     Feet     12/31/98 (1)   Revenue (2)   Revenue (3)
----------------------------------------------------------------------------------------------
305 Center St.                1991/1998    139,988     100.00%      $ 2,267,486       3.23%
322 Marlboro St.              1977/1997    129,140      92.09%          761,651       1.08%

5835 West 10th St.               1991       67,541     100.00%          548,196       0.78%
3550 Vicksburg Ln.               1991       67,510     100.00%          522,813       0.74%
1351 38th St. North              1993       60,232     100.00%          341,823       0.49%
3265 Golf Rd.                    1994       52,800     100.00%          312,201       0.44%
2100 S. Broadway                 1993       46,134     100.00%          305,774       0.44%
630 E. Wisconsin Ave.            1994       39,272     100.00%          249,125       0.35%
7601 N. Port Washington Rd.      1992       36,248     100.00%          168,300       0.24%
                                           -------      -----       -----------       ----

TOTAL RETAIL PROPERTIES                    638,865      98.40%      $ 5,477,369       7.80%
                                           =======      =====       ===========       ====



                                Total Rental
                                Revenue per               Major Tenants
                                  Occupied                (10% or more
         Property Location    Square Feet (4)           Rentable Sq. Ft.)
------------------------------------------------------------------------------
305 Center St.                     $16.20       Giant Food (40%)
                                                Staples, Inc. (17%)
322 Marlboro St.                     6.40       Peebles (27%)
                                                Acme Markets (22%)
5835 West 10th St.                   8.12       SV Ventures (100%)
3550 Vicksburg Ln.                   7.74       Innsbruck Investments (100%)
1351 38th St. North                  5.68       Nash-Finch Company (100%)
3265 Golf Rd.                        5.91       Fleming Companies, Inc. (100%)
2100 S. Broadway                     6.63       Nash-Finch Company (100%)
630 E. Wisconsin Ave.                6.34       Fleming Companies, Inc. (100%)
7601 N. Port Washington Rd.          4.64       Fleming Companies, Inc. (100%)
                                   ------

TOTAL RETAIL PROPERTIES            $ 8.71
                                   ======

(1) This percentage is based upon all leases signed as of December 31, 1998.
(2) Total Rental Revenue is the monthly contractual base rent as of December 31, 1998 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.
(3) This percentage represents the individual property's rental revenue to our total rental revenue as of December 31, 1998.
(4) This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 1998.

Each of these properties contain substantial leases remitting rental revenue on a triple net lease basis.

      The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options:

               Office and Retail Lease Expiration Analysis by Year

                                                                              Percentage     Total Rental
                                  Square                           (1)         of Total       Revenue of
                    Number       Footage     Percentage of     Total Rental     Rental      Expiring Leases
 Year of           of Leases    of Leases    Total Leased       Revenue of      Revenue       per Leased
Expiration         Expiring      Expiring     Square Feet    Expiring Leases   Expiring       Square Foot
-----------------------------------------------------------------------------------------------------------
1999                  50         291,761         5.98%        $ 4,444,052         6.33%          $15.23
2000                  51         403,927         8.28%          6,412,934         9.13%           15.88
2001                  52         411,239         8.43%          6,513,355         9.28%           15.84
2002                  37         631,494        12.94%         10,015,518        14.27%           15.86
2003                  44         598,385        12.26%         10,567,191        15.05%           17.66
2004                   8          97,804         2.01%          1,830,015         2.61%           18.71
2005                   2          42,394         0.87%            748,839         1.07%           17.66
2006                   4         159,286         3.27%          2,028,413         2.89%           12.73
2007                   4         121,715         2.50%          1,675,016         2.39%           13.76
2008(2)                7         581,243        11.92%         10,238,111        14.58%           17.61
2009                   7       1,174,760        24.09%         12,815,599        18.25%           10.91
2010                   1          36,248         0.74%            168,300         0.24%            4.64
2011                   3          72,713         1.49%            770,529         1.10%           10.60
2012                  --              --         0.00%                 --         0.00%              --
2013                  --              --         0.00%                 --         0.00%              --
2014                   4         198,438         4.07%          1,208,923         1.72%            6.09
2015                  --              --         0.00%                 --         0.00%              --
2016+                  1          56,139         1.15%            768,573         1.09%           13.69
                   ----------------------------------------------------------------------------------------
                     275       4,877,546       100.00%        $70,205,368       100.00%          $14.39
                   ========================================================================================

(1) Total rental revenue is the monthly contractual base rent as of December 31, 1998 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases.

(2) One tenant (with 240,336 square feet and remitting $4,575,360 of annualized December 31, 1998 total rental revenue) leases space under a one-year lease with consecutive one-year renewals through 2007. This lease carries a penalty should the tenant not renew and, accordingly, has been reflected as expiring in the year 2008 in the above table.

Item 3. Legal Proceedings

      We are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Submissions of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      Our Common Shares began trading on the NYSE on April 27, 1998, under the symbol "OFC". During the first quarter of 1998 and through April 26, 1998, our Common Shares traded on the Nasdaq(R) under the symbols "COPT" and "COPTD". Prior to January 1, 1998, the common stock of our predecessor corporation was traded on the Nasdaq under the symbol "RLIN". The table below shows the range of the high and low sale prices as reported on the NYSE and the Nasdaq, as well as the quarterly dividends per share declared. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions.

                                                  Price Range
                                              --------------------     Dividends
1998                                           Low           High      Per Share
First Quarter ........................        9.7500       14.1250     0.150
Second Quarter .......................        8.6250       14.0000     0.150
Third Quarter ........................        6.4375        9.9375     0.180
Fourth Quarter .......................        6.3750        8.0625     0.180

1997
First Quarter ........................        4.5000        6.0000     0.125
Second Quarter .......................        4.5000        5.6250     0.125
Third Quarter ........................        5.0000        7.8750     0.125
Fourth Quarter .......................        6.8130       11.7500     0.125

      On March 19, 1999, the last reported sales price of our Common Shares on the NYSE was $7.00. The approximate number of holders of record of our shares was approximately 216 as of February 17, 1999. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

      We will pay future dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends in the future will be dependent upon (i) the income and cash flow generated from our operations, (ii) cash generated or used by our financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.

      During 1998, we issued 984,308 of our Preferred Shares to Constellation Real Estate, Inc. in connection with our acquisition of interests in 12 office and two retail properties, a 75% interest in CRM and certain equipment, furniture and other assets as follows:

                                 No. of Shares   Value of Share Issuance
                 Date Issued         Issued          (in  millions)
            ------------------   -------------   -----------------------
            September 28, 1998       865,566            $  21.6
            October 21, 1998          72,509                1.8
            December 30, 1998         46,233                1.2

These Preferred Share issuances were exempt from registration under Section 4
(2) of the Securities Act of 1933, as amended. Our Preferred Shares are convertible after two years of issuance, subject to certain conditions, into Common Shares on the basis of 1.8748 Common Shares for each Preferred Share.

      On October 13, 1998, we issued 148,381 Common Units in our Operating Partnership valued at $1.6 million to M.O.R. XXIX Associates Limited Partnership in connection with our acquisition of an office building. The issuance of these Common Units is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. These Common Units are exchangeable into our Common Shares, subject to certain conditions.

Items 6. Selected Financial Data

      The following table contains selected financial data for each of the years ended December 31, 1994 through 1998. Since this information is only a summary, you should refer to our consolidated financial statements and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

                        Corporate Office Properties Trust
  (Dollar and share information in thousands, except ratios and per share data)

                                                     1998(1)     1997(1)       1996        1995       1994
                                                     --------    --------    --------    --------   --------
Operating Data (for the year ended):
Revenues
   Rental income .................................   $ 35,676    $  6,122    $  2,477    $  2,436   $  2,038
   Tenant recoveries and other income ............      4,538         496          32          48        217
                                                     --------    --------    --------    --------   --------
         Total revenues ..........................     40,214       6,618       2,509       2,484      2,255
                                                     --------    --------    --------    --------   --------
Expenses
   Property operating ............................      9,632         728          31          42         43
   General and administrative ....................      1,890         533         372         336        337
   Interest ......................................     12,207       2,855       1,246       1,267      1,098
   Amortization of deferred financing costs ......        423          64          13          13          9
   Depreciation and other amortization ...........      6,285       1,267         554         554        467
   Reformation costs (2) .........................        637          --          --          --         --
   Termination of advisory agreement (3) .........         --       1,353          --          --         --
                                                     --------    --------    --------    --------   --------
         Total expenses ..........................     31,074       6,800       2,216       2,212      1,954
                                                     --------    --------    --------    --------   --------
Income (loss) before equity in income of Service
   Companies and minority interests ..............      9,140        (182)        293         272        301
Equity in income of Service Companies ............        139          --          --          --         --
                                                     --------    --------    --------    --------   --------
Income (loss) before minority interests ..........      9,279        (182)        293         272        301
Minority interests ...............................     (4,583)       (785)         --          --         --
                                                     --------    --------    --------    --------   --------
Net income (loss) ................................      4,696        (967)        293         272        301
Preferred Share dividends ........................       (327)         --          --          --         --
                                                     --------    --------    --------    --------   --------
Net income (loss) available to Common Shareholders   $  4,369    $   (967)   $    293    $    272   $    301
                                                     ========    ========    ========    ========   ========
Earnings (loss) per Common Share

    Basic ........................................   $   0.48    $  (0.60)   $   0.21    $   0.19   $   0.21
                                                     ========    ========    ========    ========   ========
    Diluted ......................................   $   0.47    $  (0.60)   $   0.21    $   0.19   $   0.21
                                                     ========    ========    ========    ========   ========
Weighted average shares outstanding  - basic .....      9,099       1,601       1,420       1,420      1,420
Weighted average shares outstanding - diluted ....     19,237       1,601       1,420       1,420      1,420

                                                   1998(1)       1997(1)        1996          1995          1994
                                                  ---------     ---------     ---------     ---------     ---------
Balance Sheet Data (as of period end):
Commercial real estate properties, net ........   $ 546,887     $ 188,625     $  23,070     $  23,624     $  24,179
Total assets ..................................   $ 563,677     $ 193,534     $  24,197     $  24,779     $  25,647
Mortgage loans payable ........................   $ 306,824     $ 114,375     $  14,658     $  14,916     $  15,153
Total liabilities .............................   $ 317,700     $ 117,008     $  15,026     $  15,191     $  15,620
Minority interests ............................   $  77,196     $  64,862     $      --     $      --     $      --
Shareholders' equity ..........................   $ 168,781     $  11,664     $   9,171     $   9,588     $  10,026
Debt to market capitalization .................        58.7%         53.1%         66.3%         68.9%         60.4%
Debt to undepreciated real estate assets ......        55.1%         59.6%         58.6%         59.6%         60.5%
Other Financial Data (for the year ended):
Cash flows provided by (used in):
   Operating activities .......................   $  13,141     $   3,216     $     840     $     678     $     690
   Investing activities .......................   $(183,928)    $     973     $     127     $    (551)    $  (9,511)
   Financing activities .......................   $ 169,741     $  (1,052)    $    (967)    $  (1,001)    $   6,357
Funds from operations - basic (4) .............   $  12,415     $   1,718     $     847     $     827     $     768
Funds from operations - diluted (4) ...........   $  16,154     $   2,438     $     847     $     827     $     768
Adjusted funds from operations  - diluted (5) .   $  13,831     $   2,143     $     780     $     760     $     717
Cash dividends declared per Common Share ......   $    0.66     $    0.50     $    0.50     $    0.50     $    0.85
Payout ratio (6) ..............................       74.63%        74.20%        83.83%        85.85%       157.16%
Interest coverage (7) .........................        2.36          1.88          1.69          1.66          1.71
Ratio of earnings to combined fixed charges and
   Preferred Share dividends ..................        1.33          0.75          1.23          1.21          1.27
Property Data (as of period end):
Number of properties owned ....................          57            17             7             7             7
Total rentable square feet owned (in thousands)       4,977         1,852           370           370           370

(1) Our selected financial data reported for 1998 and 1997 is not comparative to the other years reported due to our growth resulting from property acquisitions and other changes in our organization (see Overview in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(2) Reflects a non-recurring expense of $637 associated with our reformation as a Maryland REIT during the first quarter of 1998. We have eliminated this transaction in determining funds from operations since it is not expected to have a continuing impact.

(3) Reflects a non-recurring expense of $1,353 associated with the termination of an advisory agreement during the fourth quarter of 1997. We have eliminated this transaction in determining funds from operations since it is not expected to have a continuing impact.

(4) We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service.

(5) We compute adjusted funds from operations-diluted by subtracting straight-line rent adjustments and recurring capital improvements from funds from operations-diluted.

(6) We compute payout ratio by dividing totaling dividends and distributions reported for the year by funds from operations-diluted.

(7) We compute interest coverage by dividing earnings before interest, depreciation and amortization by interest expense. We compute earnings before interest, depreciation and amortization by subtracting property operating and general and administrative expenses from the sum of total revenues and equity in income of Service Companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Over the last two years, we completed a significant number of acquisitions. Our portfolio consisted of seven retail properties as of December 31, 1996. At that time, we relied on an external advisory agreement for all of our management and administrative needs. In October 1997, we acquired ten office properties from the Shidler Group and terminated the external advisory agreement. During 1998, we acquired 38 office and two retail properties, including 12 office and two retail properties from Constellation. We financed these acquisitions using debt and issuing Common Shares, Preferred Shares and ownership interests in Corporate Office Properties, L.P., our Operating Partnership. To accommodate our growth and changing needs as an organization, we hired management and other staff. Our geographical and product concentration also changed substantially as a result of these acquisitions. In 1996, we derived all of our rental revenue from our retail properties in the Midwest region of the United States. In 1998, we derived 93% of our rental revenue from our properties in the Mid-Atlantic region of the United States, most of which are office properties. As of December 31, 1998, our portfolio included 57 commercial real estate properties leased for office and retail purposes. Due to these significant changes, our results of operations changed dramatically.

      We conduct almost all of our operations through our Operating Partnership, of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiaries. The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting common stock of Corporate Office Management, Inc. ("COMI"). We refer to COMI and its subsidiaries as the "Service Companies". Interests in our Operating Partnership are in the form of Common and Preferred Units. As of December 31, 1998, we owned approximately 85% of the outstanding Common Units and approximately 32% of the outstanding Preferred Units. The remaining Common and Preferred Units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees. If all Preferred Units were converted into Common Units, we would have owned approximately 62% of the Common Units as of December 31, 1998. In 1998, we increased our ownership of the Operating Partnership substantially by contributing proceeds from our Common Share offering on April 27, 1998 and assets acquired from Constellation into the Operating Partnership in exchange for Common and Preferred Units.

      In this section, we discuss our financial condition and results of operations for 1998 and 1997. This section includes discussions on:

o why various components of our Consolidated Statements of Operations changed from 1997 to 1998 and from 1996 to 1997,

o     what our primary sources and uses of cash were in 1998,

o how we raised cash for acquisitions and other capital expenditures during 1998,

o     how we intend to generate cash for future capital expenditures, and

o     the computation of our funds from operations for 1998, 1997 and 1996.

      It may be helpful as you read this section to refer to our consolidated financial statements and selected financial data table.

      This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things affect office property demand and rents, tenant creditworthiness and financing availability; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives and environmental requirements.

Results of Operations

Comparison of the Years Ended December 31, 1998 and 1997:

      Our 1998 total revenues increased $33.6 million or 508% from 1997. Of this increase, $29.6 million was generated by rental income and $4.0 million by tenant recoveries and other income. Tenant recovery income includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses. Our growth in revenues was due mostly to our property acquisitions in 1998 and the impact of a full year of operations for the properties we acquired from the Shidler Group in October 1997.

      Our 1998 property operating expenses and depreciation and amortization increased $13.9 million or 698% from 1997 due mostly to our property acquisitions. Our 1998 interest expense and amortization of deferred financing costs increased $9.7 million or 333% from 1997 because of our borrowings and assumptions of debt needed to finance property acquisitions.

      Our 1998 general and administrative expenses increased $1.4 million or 255% from 1997. Of this increase, $282,000 are costs we expensed in exploring possible property acquisitions that did not occur. The remaining increase is due mostly to our property acquisitions and our conversion from an externally-advised REIT to a full-service REIT. During 1996 and through September 1997, we functioned operationally as an externally-advised REIT. When we completed the property acquisitions from the Shidler Group in October 1997, we hired management and other staff so that we could operate as a full-service REIT. In September 1998, we entered into a management relationship with COMI in connection with our acquisition of properties from Constellation. As a result of this relationship, we added management and other staffing functions to further expand our capabilities and support our growing portfolio of properties.

      Our 1998 total expenses increased $24.3 million or 357% from 1997 due mostly to the effects of the increases in property operating expenses and depreciation and amortization, interest expense and amortization of deferred finance costs and general and administrative expenses described above. In addition to these items, our 1998 expenses included $637,000 in costs associated with our reformation into a Maryland REIT in March 1998. Our 1997 expenses included $1.4 million in costs to terminate an advisory agreement in connection with our conversion from an externally-advised REIT to a full-service REIT.

      Our 1998 income before minority interests also includes our equity in income from the Service Companies, which were established in 1998. These Service Companies are not included as consolidated subsidiaries in our financial statements.

      As a result of the above factors, our 1998 income before minority interests increased by $9.5 million from 1997. Our 1998 income allocation to minority interests increased $3.8 million or 484% from 1997. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of the Operating Partnership's net income not allocated to us. Minority interests resulted from our creation of the Operating Partnership in October 1997. The percentage of income allocated to minority interests decreased during 1998 as our percentage ownership of the Operating Partnership increased. The increase in income allocated to minority interests in 1998 from 1997 is due to the effects of the minority interests being in place for the entire year, offset by the decreased percentage of income allocated to minority interests later in the year.

      Our 1998 income available to Common Shareholders increased $5.3 million from 1997 due to the factors discussed above partially offset by $327,000 in dividends declared on our Series A Convertible Preferred Shares of beneficial interest ("Preferred Shares") issued in 1998. Our 1998 diluted earnings per Common Share increased $1.07 per share from 1997 due to the effect of the increase in net income being proportionately greater than the effects of the issuance of our Common Shares and Preferred and Common Units in the Operating

Partnership in October 1997, our share offering in April 1998, the issuance of our Common Shares in connection with the Constellation Transaction and the issuance of Common Units in our Operating Partnership in October 1998.

Comparison of the Years Ended December 31, 1997 and 1996:

      Our 1997 total revenues increased $4.1 million or 164% from 1996. Of this increase, $3.6 million was generated by rental income and $464,000 by tenant recoveries and other income. Our growth in revenues was due mostly to the ten office properties we acquired from the Shidler Group in October 1997.

      Our 1997 property operating expenses and depreciation and amortization increased by $1.4 million or 241% from 1996 due mostly to our property acquisitions. Our 1997 interest expense and amortization of deferred financing costs increased $1.7 million or 132% from 1996 because of our assumption of debt needed to finance property acquisitions.

      Our 1997 general and administrative expenses increased $161,000 or 43% from 1996 due mostly to our property acquisitions and our conversion from an externally-advised REIT to a full-service REIT.

      Our 1997 total expenses increased $4.6 million or 207% from 1996 due mostly to the effects of the increases in property operating expenses and depreciation and amortization, interest expense and amortization of deferred finance costs and increases in general and administrative expenses described above. In addition to these items, our 1997 expenses included $1.4 million in costs to terminate the advisory agreement.

      As a result of the above factors, we incurred a $182,000 loss before minority interests in 1997.

      We incurred a $967,000 net loss available to Common Shareholders in 1997 due to the factors discussed above and the allocation of income to minority interests resulting from our creation of the Operating Partnership in October 1997. We incurred a $0.60 diluted loss per Common Share in 1997 due to the factors discussed above and the issuance of our Common Shares and Preferred Units and Common Units in the Operating Partnership in October 1997.

Liquidity and Capital Resources

Capitalization

      Historically, cash provided from operations represented our primary source of liquidity to fund distributions, pay debt service and fund working capital requirements. We expect to continue to meet our short-term capital needs from property cash flow, including all property expenses, general and administrative expenses, dividend and distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.

      On April 27, 1998, we completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share. In connection with the share offering, our Common Shares were listed on the New York Stock exchange under the symbol "OFC". Our net proceeds from the share offering totaled $72.7 million. We used the net proceeds to acquire 7,500,000 Common Units in our Operating Partnership.

      On May 28, 1998, we obtained a $100.0 million recourse revolving credit facility from Bankers Trust Company. We used proceeds from the revolving credit facility throughout 1998 to fund property acquisitions. This loan bears interest at a variable rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The loan also requires that we pay a quarterly fee of 0.25% per annum on the difference between $100.0 million and the outstanding balance. This loan matures on May 28, 2000 and may be extended one year. We have mortgaged 22 of our properties as collateral for this loan. This loan and our term credit facility with Bankers Trust Company are cross-defaulted, which means that a default on the terms of one of the loans triggers a default of the other loan. The terms of the revolving credit facility require that we comply with a number of restrictive financial covenants. At February 23, 1999, the maximum amount available under this loan was $100.0 million, of which $12.1 million was unused.

      On October 22, 1998, we obtained an $85.0 million loan from Teachers Insurance and Annuity Association of America ("TIAA"). TIAA advanced $76.2 million of this loan on October 22, 1998 and $8.8 million on December 31, 1998. The proceeds from this loan were used mostly to repay certain debt assumed in our property acquisitions and a portion of the revolving credit facility. This loan bears interest at a fixed rate of 6.89% per annum and provides for monthly payments of principal and interest of $595,000. This loan matures on November 1, 2008 and may not be prepaid prior to November 30, 2003. We have mortgaged nine of our properties as collateral for this loan.

      During 1998, we acquired 40 operating properties and three land parcels for an aggregate acquisition cost of $357.3 million. Of the 40 operating properties acquired, 30 are located in the Baltimore/Washington Corridor and ten in New Jersey. The land parcels are located in the Baltimore/Washington Corridor. The operating property acquisitions increased our rentable square footage by approximately 3.1 million. We also acquired a 75% interest in a real estate management services entity and certain equipment, furniture, and other assets related to Constellation Real Estate, Inc. for $2.5 million. These acquisitions were financed by:

o     assuming $66.5 million in mortgage loans,

o issuing 7,030,793 of our Common Shares, valued at $73.8 million ($10.50 per share), less $505,000 in share issuance costs,

o issuing 984,308 of our Preferred Shares, valued at $24.6 million ($25.00 per share),

o issuing 148,381 Common Units in our Operating Partnership, valued at $1.6 million ($10.50 per share), and

o     using $193.3 million in cash.

      Our April 1998 share offering, the revolving credit facility and the loan from TIAA provided the cash used for our acquisitions.

      During 1998, we began construction of new buildings on two of the land parcels we acquired that are estimated upon completion to total 198,000 square feet. We also began a project that is expected to expand the rentable square footage of one of our properties by 6,300 square feet.

      On January 5, 1999, we entered into an interest rate swap agreement with Bankers Trust Company. This swap agreement fixes our one-month LIBOR base to 5.085% per annum on a notional amount of $30.0 million through May 2001.

      On January 13, 1999, we entered into a $9.8 million construction loan with FMB Bank to finance the construction of a building. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions.

      On January 22, 1999, we sold a retail property located in Westminster, Maryland. We sold the property for $18.9 million, of which $9.5 million was used to pay off the mortgage loan payable on the property, $283,000 was placed in escrow, $272,000 was paid to the buyer for operating pro rations, $144,000 was used to pay our closing costs and $8.7 million was used to pay down our revolving credit facility. We recognized no gain or loss on the sale.

      On February 8, 1999, we entered into a $10.9 million construction loan with Provident Bank of Maryland to finance the construction of a building. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions.

      On February 26, 1999, we acquired a 68,000 square foot office building located in Linthicum, Maryland. We acquired the property for $6.8 million, including $201,000 in transaction costs, using $6.7 million in borrowings under our revolving credit facility and using cash reserves for the balance.

      We have no contractual obligations for property acquisitions or material capital costs, other than completing the two development projects mentioned above and tenant improvements in the ordinary course of business. We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

      We are under contract to sell three of our retail properties. The contracted sale price for these properties is $14.5 million.

Statement of Cash Flows

      We generated net cash flow from operations of $13.1 million in 1998, an increase of $9.9 million from 1997. Our increase in cash flows from operations is due mostly to income generated from our newly-acquired properties. Our 1998 net cash flow used in investing activities increased $184.9 million from 1997 due mostly to the larger volume of property acquisitions. Our 1998 net cash flow provided by financing activities increased $170.8 million from 1997 due mostly to borrowings obtained or assumed to finance property acquisitions and proceeds from the April 1998 stock offering.

Funds From Operations

      We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into common shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for 1998, 1997 and 1996 are summarized in the following table.

                                               For the year ended December 31,
                                               ---------------------------------
                                               (Dollars and shares in thousands)

                                                 1998        1997        1996
                                               --------    --------    --------
Income (loss) before minority interests ...... $  9,279    $   (182)   $    293
Add: Nonrecurring charges
  Reformation costs ..........................      637          --          --
  Advisory Agreement termination cost ........       --       1,353          --
Add: Real estate related depreciation and
   amortization ..............................    6,238       1,267         554
Less: Preferred Unit distributions ...........   (3,412)       (720)         --
Less: Preferred Share dividends ..............     (327)         --          --
                                               --------    --------    --------
Funds from operations ........................   12,415       1,718         847
Add: Preferred Unit distributions ............    3,412         720          --
Add: Preferred Share dividends ...............      327          --          --
                                               --------    --------    --------
Funds from operations - diluted ..............   16,154       2,438         847
Less: Straight line rent adjustments .........   (1,785)       (295)        (67)
Less: Recurring capital improvements .........     (538)         --          --
                                               --------    --------    --------
Adjusted funds from operations - diluted ..... $ 13,831    $  2,143    $    780
                                               ========    ========    ========

Weighted average Common Shares ...............    9,099       1,601       1,420
Conversion of Common Units ...................    2,614         552          --
                                               --------    --------    --------
Weighted average Common Shares/Units - basic .   11,713       2,153       1,420
Assumed conversion of share options ..........       24          --          --
Conversion of Preferred Shares ...............      449          --          --
Conversion of Preferred Units ................    7,500       1,602          --
                                               --------    --------    --------
Weighted average Common Shares/Units - diluted   19,686       3,755       1,420
                                               ========    ========    ========

Inflation

      We have not been significantly impacted by inflation during the periods presented in this report. This is mostly because of the relatively low inflation rates in our markets. Most of our tenants are contractually obligated to pay their share of operating expenses, thereby reducing exposure to increases in such costs resulting from inflation.

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

      Our accounting software package was certified as Year 2000 compliant by its manufacturer. Accordingly, we do not anticipate problems in processing the billing and collection of revenue, the payment of expenditures, the recording of financial transactions, the preparation of financial statements and maintaining and generating system driven managerial information. Our information technology and accounting groups are conducting internal tests to ensure compliance. This testing process is estimated to be completed by the second quarter of 1999. Our accounting department has developed a plan that will enable a certain amount of manual processing to take place in the unlikely event that problems arise with our accounting software.

      Our property management team has been continually evaluating the impact of the Year 2000 Issue on the various facets of property operating systems since the beginning of 1998. This evaluation process will continue through the second quarter of 1999. Based on the current status of this evaluation process, we do not anticipate any material adverse consequences on property operations. Our property management team has alternative plans in place to address unexpected problems that may arise with the property operating systems. Additional property management staff will also be on-call to respond to any such problems on January 1, 2000.

      We rely on third party suppliers for a number of key services. Interruption of supplier operations due to the Year 2000 Issue could affect our operations. We also are dependent upon our tenants for revenue and cash flow. Interruptions in tenant operations due to the Year 2000 Issue could result in reduced revenue, increased receivable levels and cash flow reductions. Our property management team is in the process of contacting significant tenants and suppliers to discuss Year 2000 readiness. Management is being continually updated on the status of this process, which is estimated to be completed by the second quarter of 1999.

      Based on information currently available from our internal assessment, management does not expect significant incremental costs associated with our Year 2000 activities during 1999. We will also evaluate Year 2000 issues for all future property acquisitions and development.

Recent Accounting Pronouncements

      In March 1998, the FASB's Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of pre-acquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. We do not incur significant internal costs from pre-acquisition activities; therefore the adoption of EITF 97-11 did not have a material effect on our Consolidated Statements of Operations.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, we plan to adopt this standard beginning January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value, unless certain conditions are met that allow the entity to designate certain derivatives as a hedge. We have not yet determined the impact of the adoption of this standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to certain market risks, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our revolving credit facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our mortgage loans payable carrying fixed interest rate terms mature and need to be refinanced.

      Based on our variable rate debt balances during the year ended December 31, 1998, our interest expense would have increased $246,000 if interest rates were 1% higher.

      On January 5, 1999, we entered into an interest rate swap agreement with Bankers Trust Company that fixes our one-month LIBOR base to 5.085% per annum on a notional amount of $30.0 million through May 2001. While this swap agreement reduces the impact of an increase in interest rates, the nonperformance of Bankers Trust Company in this swap agreement, while remote, could result in material losses. We expect to continue to use such swap agreements to reduce the impact of interest rate changes.

Item 8. Financial Statements and Supplementary Data

      Financial statements required by this Item can be found beginning on page F-2 of this Form 10-K and are deemed incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      After our acquisition of properties from the Shidler Group, we changed our certifying accountant from Lurie, Besikof, Lapidus & Co., LLP ("Lurie") to Coopers & Lybrand LLP ("C&L"). On October 31, 1997, our Board of Directors appointed C&L as our independent public accountant for the year ending December 31, 1997.

      We are not aware of any disagreements with Lurie during our two most recent fiscal years and through October 31, 1997 on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures.

      During 1998, C&L merged with Price Waterhouse LLP to become
PricewaterhouseCoopers LLP ("PwC"). We retained PwC as our certifying accountant.

                                    PART III

Item 10, 11, 12 & 13. Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

      For the information required by Item 10, Item 11, Item 12 and Item 13, you should refer to our definitive proxy statement relating to the 1998 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

      1. Financial Statements. Audited balance sheets as of December 31, 1998 and 1997, and the related statements of operations, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1998 are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on Page F-1.

      2. Financial Statement Schedule. Audited Schedule III - Real Estate and Accumulated Depreciation is filed as part of this Form 10-K. See Index to Financial Statements on Page F-1.

(b) We filed the following Current Reports on Form 8-K in the last quarter of the year ended December 31, 1998:

      1. Item 2 and Item 5 in connection with acquisition of real estate properties and service businesses from Constellation dated October 13, 1998 and amended December 11, 1998 to include relevant financial statements and pro forma financial information.

      2. Item 2 in connection with acquisition of Riverwood building dated October 28, 1998 and amended December 11, 1998 to include relevant financial statements and pro forma financial information.

      3. Item 2 in connection with acquisition of Centerpoint Properties dated November 16, 1998 and amended January 14, 1999 to include relevant financial statements and pro forma financial information.

(c) Exhibits. Refer to the Exhibit Index that follows.

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
2.1         Agreement and Plan of Merger, dated January 31, 1998, among the
            Registrant, the Maryland Company and the Company (filed with the Trust's Registration Statement on Form S-4 (Commission File No.
            333-45649) and incorporated herein by reference).

2.2 Assignment of Partnership Interests, dated April 30, 1998, between Airport Square Limited Partnership, Airport Square Corporation, Camp Meade Corporation and COPT Airport Square One LLC and COPT Airport Square Two LLC. (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.3 Assignment of Purchase and Sale Agreement, dated April 30, 1998, between Aetna Life Insurance Company and the Operating Partnership. (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.4 Assignment of Loan Purchase and Sale Agreement, dated April 30, 1998, between Constellation Real Estate, Inc. and the Operating Partnership. (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.5 Purchase and Sale Agreement, dated April 1, 1998, between Aetna Life Insurance Company and Airport Square Limited Partnership (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.6.1 Loan Purchase and Sale Agreement, dated March 13, 1998, between Aetna Life Insurance Company and Constellation Real Estate,
            Inc. (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.6.2 Amendment to Loan Purchase and Sale Agreement, dated April 16, 1998, between Aetna Life Insurance Company and Constellation Real Estate, Inc. (filed with the Company's Current Report on Form 8-K on May 14, 1998 and incorporated herein by reference).

2.7.1 Purchase and Sale Agreement, dated March 4, 1998, between 695 Rt. 46 Realty, LLC, 710 Rt. 46 Realty, LLC and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

2.7.2 Letter Amendment to Purchase and Sale Agreement, dated March 26, 1998, between 695 Rt. 46 Realty, LLC, 710 Rt. 46 Realty, LLC and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

2.8.1 Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit A of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.8.2 First Amendment to Contribution Agreement, dated July 16, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.8.3 Second Amendment to Contribution Agreement, dated September 28, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
2.9         Service Company Asset Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates
            (filed as Exhibit B of the Company's Schedule 14A Information on
            June 26, 1998 and incorporated herein by reference).

2.10.1 Option Agreement, dated May 14, 1998, between the Operating Partnership and NBP-III, LLC (a Constellation affiliate)
            (filed as Exhibit C of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.10.2 First Amendment to Option Agreement, dated June 22, 1998, between the Operating Partnership and NBP-III, LLC (a Constellation affiliate) (filed as Exhibit E of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.11.1 Option Agreement, dated May 14, 1998, between the Operating Partnership and Constellation Gatespring II, LLC (a Constellation affiliate) (filed as Exhibit D of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.11.2 First Amendment to Option Agreement, dated June 22, 1998, between the Operating Partnership and Constellation Gatespring II, LLC (a Constellation affiliate) (filed as Exhibit F of the Company's
            Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.12 Option Agreement, dated September 28, 1998, between Jolly Acres Limited Partnership, Arbitrage Land Limited Partnership and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.13 Right of First Refusal Agreement, dated September 28, 1998, between Constellation Properties, Inc. and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.14 Right of First Refusal Agreement, dated September 28, 1998, between 257 Oxon, LLC and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.15 Development Property Acquisition Agreement, dated May 14, 1998, between the Operating Partnership and CPI Piney Orchard Village Center, Inc. (a Constellation affiliate) (filed as Exhibit H of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.16 Contribution Agreement, dated September 30, 1998, between COPT Acquisitions, Inc. and M.O.R. XXIX Associates Limited
            Partnership (filed with the Company's Current Report on Form 8-K on October 28, 1998 and incorporated herein by reference).

2.17 Purchase and Sale Agreement, dated September 30, 1998, between New England Life Pension Properties II: A Real Estate Limited Partnership and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on October 28, 1998 and incorporated herein by reference).

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
2.18.1      Sale-Purchase Agreement, dated August 20, 1998 between South
            Middlesex Industrial Park Associates, L.P. and SM Monroe Associates and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on October 28, 1998 and incorporated herein by reference).

2.18.2 First Amendment to Sale-Purchase Agreement, dated October 30, 1998, between South Middlesex Industrial Park Associates, L.P. and SM Monroe Associates, L.P. and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on November 16, 1998 and incorporated herein by reference).

2.19 Contribution Agreement, dated December 31, 1998, between the Operating Partnership and M.O.R. 44 Gateway Associates L.P., RA & DM, Inc. and M.R.U. L.P. (filed with the Company's Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

2.20.1 Purchase and Sale Agreement, dated December 31, 1998, between Metropolitan Life Insurance Company and Corporate Office Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

2.20.2 Amendment to Purchase and Sale Agreement, dated December 31, 1998, between Metropolitan Life Insurance Company, DPA/Gateway L.P., Corporate Office Acquisitions, Inc., COPT Gateway, LLC and the Operating Partnership (filed with the Company's Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

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

4.2 Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company
            (filed with the Company's Quarterly Report on Form 10-Q on August 12, 1998 and incorporated herein by reference).

4.3 Articles Supplementary of Corporate Office Properties Trust Series A Convertible Preferred Shares, dated September 28, 1998 (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

4.4.1 Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated March 16, 1998 (filed with the Company's Quarterly Report on Form 10-Q on August 12, 1998 and incorporated herein by reference).

4.4.2 First Amendment to Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 28,
            1998 (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
4.4.3       Second Amendment to Amended and Restated Limited Partnership
            Agreement of the Operating Partnership, dated October 13, 1998
            (filed with the Company's Current Report on Form 8-K on October 28,
            1998 and incorporated herein by reference).

4.4.4 Third Amendment to Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 31,
            1998 (filed with the Company's Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

4.5 Registration Rights Agreement, dated September 28, 1998, for the benefit of certain shareholders of the Company.

10.1 Clay W. Hamlin III Employment Agreement, dated October 14, 1997, with the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

10.2 Employment Agreement, dated October 20, 1997, between the Operating Partnership and Thomas D. Cassel (filed with the Company's Annual Report on Form 10-K on March 25, 1998 and incorporated herein by reference).

10.3 Employment Agreement, dated September 28, 1998, between Corporate Office Management, Inc. and Randall M. Griffin (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.4 Employment Agreement, dated September 28, 1998, between Corporate Office Management, Inc. and Roger A. Waesche, Jr. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.5 Management Agreement between Registrant and Glacier Realty, LLC (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

10.6 Senior Secured Credit Agreement, dated October 13, 1997, (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

10.7 Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.8 Stock Option Plan for Directors (filed with Royale Investments, Inc.'s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).

10.9 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.10 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.11 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
            reference).

10.12 Senior Secured Revolving Credit Agreement, dated May 28, 1998, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

10.13 Secured Promissory Note, dated April 29, 1997, between 710 Rt. 46 Realty, LLC and Life Investors Insurance Company of America (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

10.14 Mortgage and Security Agreement, dated April 29, 1997, between 710 Rt. 46 Realty, LLC and Life Investors Insurance Company of America (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

10.15 Amended and Restated Deed of Trust Note, dated October 6, 1995, between Cranberry-140 Limited Partnership and Security Life of Denver Insurance Company (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.16.1 Promissory Note, dated September 15, 1995, between Tred Lightly Limited Liability Company and Provident Bank of Maryland
            (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.16.2 Allonge to Promissory Note, dated September 28, 1998, between Tred Lightly Limited Liability Company and Provident Bank of
            Maryland (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.17.1 Third Loan Modification and Extension Agreeement, dated November 12, 1997, between St. Barnabus Limited Partnership, Constellation Properties, Inc. and NationsBank, N.A. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.17.2 Fourth Loan Modification Agreement, dated September 28, 1998, between St. Barnabus Limited Partnership, Constellation Properties, Inc. and NationsBank, N.A. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.18.1 Deed of Trust Note, dated September 20, 1988, between Brown's Wharf Limited Partnership and Mercantile-Safe Deposit and Trust Company (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.18.2 Extension Agreement and Allonge to Deed of Trust Note, dated July 1, 1994, between Brown's Wharf Limited Partnership and Mercantile-Safe Deposit and Trust Company (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.19 Consulting Services Agreement, dated April 28, 1998, between the Company and Net Lease Finance Corp., doing business as Corporate Office Services (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
10.20       Project Consulting and Management Agreement, dated September 28,
            1998, between Constellation Properties, Inc. and COMI (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.21 Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.22 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.23 Agreement for Services, dated September 28, 1998, between the Company and Corporate Office Management, Inc.

10.24.1 Lease Agreement, dated September 28,1998, between St. Barnabus Limited Partnership and Constellation Properties, Inc.

10.24.2 First Amendment to Lease, dated December 31, 1998, between St. Barnabus, LLC and Constellation Properties, Inc.

10.25.1 Lease Agreement, dated August 3, 1998, between Constellation Real Estate, Inc. and Constellation Properties, Inc.

10.25.2 First Amendment to Lease, dated December 30, 1998, between Three Centre Park, LLC and Constellation Properties, Inc.

10.26.1 Lease Agreement, dated April 27, 1993, between Constellation Properties, Inc. and Baltimore Gas and Electric Company.

10.26.2 First Amendment to Lease, dated December 9, 1998, between COPT Brandon, LLC and Baltimore Gas and Electric Company.

21.1        Subsidiaries of Registrant

23          Consent of Independent Accountants

27          Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORPORATE OFFICE PROPERTIES TRUST

Date: March 30, 1999               By: /s/ Randall M. Griffin
                                       -----------------------------------------
                                       Randall M. Griffin
                                       President and Chief Operating Officer

Date: March 30, 1999               By: /s/ Roger A. Waesche, Jr.
                                       -----------------------------------------
                                       Roger A. Waesche, Jr.
                                       Senior Vice President and Chief Financial
                                       Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signatures                       Title                          Date
      ----------                       -----                          ----

/s/ Jay H. Shidler            Chairman of the Board              March 30, 1999
-------------------------      and Trustee
(Jay H. Shidler)

/s/ Clay W. Hamlin, III       Chief Executive Officer            March 30, 1999
-------------------------
(Clay W. Hamlin, III)

/s/ Randall M. Griffin        President and Chief Operating      March 30, 1999
-------------------------      Officer
(Randall M. Griffin)

/s/ Roger A. Waesche, Jr.     Senior Vice President and          March 30, 1999
-------------------------      Chief Financial Officer
(Roger A. Waesche, Jr.)

/s/ Vernon R. Beck            Vice Chairman of the Board and     March 30, 1999
-------------------------      Trustee
(Vernon R. Beck)

/s/ Kenneth D. Wethe          Trustee                            March 30, 1999
-------------------------
(Kenneth D. Wethe)

/s/ Allen C. Gehrke           Trustee                            March 30, 1999
-------------------------
(Allen C. Gehrke)

/s/ William H. Walton         Trustee                            March 30, 1999
-------------------------
(William H. Walton)

/s/ Kenneth S. Sweet, Jr.     Trustee                            March 30, 1999
-------------------------
(Kenneth S. Sweet, Jr.)

/s/ Steven D. Kesler          Trustee                            March 30, 1999
-------------------------
(Steven D. Kesler)

/s/ Edward A. Crooke          Trustee                            March 30, 1999
-------------------------
(Edward A. Crooke)

                        CORPORATE OFFICE PROPERTIES TRUST

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................................F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997................F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................................F-4
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..........................................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................................F-6
Notes to Consolidated Financial Statements..................................F-7
Schedule III - Real Estate and Accumulated Depreciation.....................F-26

Report of Independent Accountants

To the Board of Trustees and Shareholders of Corporate Office Properties Trust

In our opinion, the accompanying consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Corporate Office Properties Trust (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

[PricewaterhouseCoopers LLP (signed)]

1301 K Street NW, 800W
Washington, DC
February 24, 1999

                        Corporate Office Properties Trust
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     December 31,
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
Assets
Commercial real estate properties:
   Operating properties, net                                    $ 536,228    $ 188,625
   Projects under construction                                     10,659           --
--------------------------------------------------------------------------------------
   Total commercial real estate properties, net                   546,887      188,625

Cash and cash equivalents                                           2,349        3,395
Accounts receivable, net                                            2,986           78
Investment in and advances to Service Companies                     2,351           --
Deferred rent receivable                                            2,263          479
Deferred charges, net                                               3,542          857
Prepaid and other assets                                            3,299          100
--------------------------------------------------------------------------------------
Total assets                                                    $ 563,677    $ 193,534
======================================================================================

Liabilities and shareholders' equity
Liabilities:
   Mortgage loans payable                                       $ 306,824    $ 114,375
   Accounts payable and accrued expenses                            3,395          932
   Rents received in advance and security deposits                  2,789          425
   Dividends/distributions payable                                  4,692        1,276
--------------------------------------------------------------------------------------
Total liabilities                                                 317,700      117,008
--------------------------------------------------------------------------------------

Minority interests:
   Preferred Units                                                 52,500       52,500
   Common Units                                                    24,696       12,362
--------------------------------------------------------------------------------------
Total minority interests                                           77,196       64,862
--------------------------------------------------------------------------------------

Commitments and contingencies (Note 14)

Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 authorized);
      1,025,000 designated as Series A Convertible Preferred
      Shares of beneficial interest ($0.01 par value, 984,308
      shares issued and outstanding at December 31, 1998)              10           --
   Common Shares of beneficial interest ($0.01 par value;
      45,000,000 authorized, shares issued and outstanding
      of 16,801,876 at December 31, 1998 and 2,266,083 at
      December 31, 1997)                                              168           23
   Additional paid-in capital                                     175,802       16,620
   Accumulated deficit                                             (7,199)      (4,979)
--------------------------------------------------------------------------------------
Total shareholders' equity                                        168,781       11,664
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $ 563,677    $ 193,534
======================================================================================

                 See accompanying notes to financial statements.

                        Corporate Office Properties Trust
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                     For the years ended December 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------------------------------
Revenues
   Rental income                                     $ 35,676    $  6,122    $  2,477
   Tenant recoveries and other income                   4,538         496          32
-------------------------------------------------------------------------------------
      Total revenues                                   40,214       6,618       2,509
-------------------------------------------------------------------------------------

Expenses
   Property operating                                   9,632         728          31
   General and administrative                           1,890         533         372
   Interest                                            12,207       2,855       1,246
   Amortization of deferred financing costs               423          64          13
   Depreciation and other amortization                  6,285       1,267         554
   Reformation costs                                      637          --          --
   Termination of advisory agreement                       --       1,353          --
-------------------------------------------------------------------------------------
      Total expenses                                   31,074       6,800       2,216
-------------------------------------------------------------------------------------

Income (loss) before equity in income of
   Service Companies and minority interests             9,140        (182)        293

Equity in income of Service Companies                     139          --          --
-------------------------------------------------------------------------------------

Income (loss) before minority interests                 9,279        (182)        293

Minority interests
   Preferred Units                                     (3,412)       (720)         --
   Common Units                                        (1,171)        (65)         --
-------------------------------------------------------------------------------------

Net income (loss)                                       4,696        (967)        293

Preferred Share dividends                                (327)         --          --
-------------------------------------------------------------------------------------

Net income (loss) available to Common Shareholders   $  4,369    $   (967)   $    293
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Earnings (loss) per Common Share
   Basic                                             $   0.48    $  (0.60)   $   0.21
   Diluted                                           $   0.47    $  (0.60)   $   0.21


                 See accompanying notes to financial statements.

                                        Corporate Office Properties Trust
                                Consolidated Statements of Shareholders' Equity
                                            (Dollars in thousands)

                                                                                    Additional
                                                             Preferred     Common     Paid-in    Accumulated
                                                              Shares       Shares     Capital      Deficit       Total
                                                             ---------   ---------   ---------    ---------    ---------
Balance at December 31, 1995                                 $      --   $      14   $  12,353    $  (2,779)   $   9,588

   Net income                                                       --          --          --          293          293

   Dividends                                                        --          --          --         (710)        (710)

------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                        --          14      12,353       (3,196)       9,171
    Common Shares issued in connection with property
    acquisitions and advisory agreement termination
    (846,083 Shares)                                                --           9       4,267           --        4,276

   Net loss                                                         --          --          --         (967)        (967)

   Dividends                                                        --          --          --         (816)        (816)

------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                        --          23      16,620       (4,979)      11,664

   Common Shares issued to the public (7,500,000 Shares)            --          75      72,640           --       72,715

   Common Shares issued in connection with acquisitions
   (7,030,793 Shares)                                               --          70      73,248           --       73,318

   Preferred Shares issued in connection with acquisitions
   (984,308 Shares)                                                 10          --      24,598           --       24,608

   Adjustments to minority interests resulting from
   changes in ownership of Operating Partnership by COPT            --          --     (11,331)          --      (11,331)

   Exercise of share options (5,000 Common Shares)                  --          --          27           --           27

   Net income                                                       --          --          --        4,696        4,696

   Dividends                                                        --          --          --       (6,916)      (6,916)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $      10   $     168   $ 175,802    $  (7,199)   $ 168,781
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                                 Corporate Office Properties Trust
                               Consolidated Statements of Cash Flows
                                      (Dollars in thousands)

                                                                       For the years ended December 31,
                                                                     -----------------------------------
                                                                       1998         1997         1996
                                                                     ---------    ---------    ---------
Cash flows from operating activities
   Net income (loss)                                                 $   4,696    $    (967)   $     293
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Minority interests                                                 4,583          785           --
      Depreciation and amortization                                      6,285        1,267          554
      Amortization of deferred financing costs                             423           64           13
      Equity in net income of Service Companies                            139           --           --
      Termination of advisory agreement                                     --        1,353           --
      Amortization of marketable securities                                 --           --          (26)
      Increase in deferred rent receivable                              (1,784)        (295)         (67)
      Increase in accounts receivable and prepaid and
        other assets                                                    (4,286)        (158)         (19)
      Increase in accounts payable, accrued expenses, rents
        received in advance and security deposits                        3,085        1,167           92
--------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     13,141        3,216          840
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchases of and additions to commercial real estate properties    (180,649)        (506)          --
   Cash proceeds received from acquisition of properties                    --        1,000           --
   Purchase of marketable securities                                        --       (1,375)        (999)
   Proceeds from maturity of marketable securities                          --        1,854        1,126
   Investments in and advances from Service Companies                       10           --           --
   Leasing commissions paid                                             (1,468)          --           --
   Increase in prepaid and other assets                                 (1,821)          --           --
--------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities         (183,928)         973          127
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Proceeds from mortgage loans payable                                117,962           --           --
   Repayments of mortgage loans payable                                (10,192)        (283)        (257)
   Deferred financing costs paid                                        (1,627)          --           --
   Net proceeds from issuance of Common Shares                          72,742           --           --
   Costs attributable to Common Shares issued                             (505)         (59)          --
   Dividends paid                                                       (3,848)        (710)        (710)
   Distributions paid                                                   (4,791)          --           --
--------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities          169,741       (1,052)        (967)
--------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (1,046)       3,137           --

Cash and cash equivalents
   Beginning of year                                                     3,395          258          258
--------------------------------------------------------------------------------------------------------
   End of year                                                       $   2,349    $   3,395    $     258
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

                                See accompanying notes to financial statements.

                        Corporate Office Properties Trust

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)

1. Organization

      Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a full-service Real Estate Investment Trust ("REIT"). We focus principally on the acquisition, development, management and ownership of suburban office buildings in targeted suburban submarkets mostly in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of December 31, 1998, our portfolio included 57 commercial real estate properties leased for office and retail purposes.

      We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). See Note 5 for a description of the activities of the Service Companies. A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT follows:

                                            % Owned by
                                              COPT
                                            ----------

      Common Units (see Note 3)                85%
      Series A Preferred Units (see Note 8)   100%
      Initial Preferred Units (see Note 3)      0%

      Throughout these consolidated financial statements, we use the term "Preferred Units" to define the combination of both Series A Preferred Units and Initial Preferred Units of our Operating Partnership. All Preferred Units are convertible into Common Units in the Operating Partnership.

2. Basis of Presentation

      We use two different accounting methods to report our investments in entities: the consolidation method and the equity method.

Consolidation Method

      We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

o     COPT,

o     the Operating Partnership and its subsidiary partnerships and LLCs, and

o     Corporate Office Properties Holdings, Inc. (we own 100%).

Equity Method

      We use the equity method of accounting to report our investment in the Service Companies. Under the equity method, we report:

O our ownership interest in the Service Companies' capital as an investment on our Consolidated Balance Sheets and

O our percentage share of the earnings or losses from the Service Companies in our Consolidated Statements of Operations.

3. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

      Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

o our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,

o our disclosure of contingent assets and liabilities at the dates of the financial statements, and

o our reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

      These estimates involve judgements with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

Commercial Real Estate Properties

      We report commercial real estate properties at our depreciated cost. The amounts reported for our commercial real estate properties include our costs of:

o     acquisitions,

o     development and construction,

o     building and land improvements, and

o     tenant improvements paid by us.

      We capitalize interest expense, real estate taxes and other costs associated with real estate under construction to the cost of the real estate. We start depreciating newly-constructed properties when we place them in service.

      We depreciate our assets evenly over their estimated useful lives as follows:

o     Building and building improvements......40 years
o     Land improvements.......................20 years
o     Tenant improvements.....................Related lease terms
o     Equipment and personal property.........3-5 years

      We also apply the valuation requirements of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", to our real estate assets. Under these requirements, we recognize an impairment loss on a real estate asset if its undiscounted expected future cash flows are less than its depreciated cost. We have not recognized impairment losses on our real estate assets to date.

      We expense property maintenance and repair costs when incurred.

Cash and Cash Equivalents

      Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which almost equals their fair value. We maintain our cash in bank accounts which may exceed federally insured limits at times. We have not experienced any losses in these accounts in the past and believe we are not exposed to significant credit risk.

Accounts Receivable

      Our accounts receivable are reported net of an allowance for bad debts of $50 at December 31, 1998 and $0 at December 31, 1997.

Revenue Recognition

      We recognize rental revenue evenly over the term of tenant leases. Many of our leases include contractual rent increases. For these leases, we average the rents over the lease term to evenly recognize revenues. We report revenues recognized in advance of payments received as deferred rent receivable on our Consolidated Balance Sheets. We report prepaid tenant rents as rents received in advance on our Consolidated Balance Sheets.

            Some of our retail tenants' leases provide for additional rental payments if the tenants meet certain sales targets. We do not recognize additional rental revenue under these leases in interim periods until the tenants meet the sales targets.

            We recognize tenant recovery income as revenue in the same period we incur the related expenses. Tenant recovery income includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses.

Major Tenants

      During 1998, 44% of our total rental revenue was earned from four major tenants, 25% of which was earned from our single largest tenant, Unisys Corporation. During 1997, 64% of our total rental revenue was earned from four major tenants, each contributing 10% or more. During 1996, all of our total rental revenue was earned from four major tenants, each contributing 20% or more.

Geographical Concentration

      From 1996 to 1998, our geographical concentration changed from the Midwest region of the United States to the Mid-Atlantic region of the United States. In 1998, 93% of our rental revenue was derived from the Mid-Atlantic region of the United States. In 1997, 59% of our rental revenue was derived from the Mid-Atlantic region of the United States. In 1996, all of our rental revenue was derived from our retail properties in the Midwest region of the United States.

Deferred Charges

      We capitalize costs that we incur to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases.

      We also capitalize costs for long-term financing arrangements and amortize these costs over the loan terms.

Minority Interests

      As discussed previously, we consolidate the accounts of our Operating Partnership into our financial statements. However, we do not own 100% of the Operating Partnership. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of the Operating Partnership's equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of the Operating Partnership's net income not allocated to us.

      Common Units of the Operating Partnership are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). The Common Units are also convertible into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $488 at December 31, 1998 and $272 at December 31, 1997.

      The owners of our Operating Partnership's Initial Preferred Units are entitled to a 6.5% priority annual return. Income of our Operating Partnership is also allocated to holders of Initial Preferred Units using the 6.5% priority annual return. These units are convertible by unitholders at their option on or after October 1, 1999, into Common Units on the basis of 3.5714 Common Units for each Initial Preferred Unit, plus any accrued return. We have accrued distributions related to Preferred Units owned by minority interests of $853 at December 31, 1998 and $720 at December 31, 1997.

Income Taxes

      We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to federal income tax if we distribute at least 95% of our REIT taxable income to our shareholders and satisfy certain other requirements. As a result, we do not report income tax expense on our Consolidated Statements of Operations. If we fail to qualify as a REIT in any tax year, we will be subject to federal income tax on our taxable income at regular corporate rates.

      For federal income tax purposes, dividends to shareholders may be characterized as ordinary income, return of capital (which is generally non-taxable) or capital gains. The characterization of dividends declared during each of the last three years was as follows:

                                           1998     1997     1996
                                          ------   ------   ------
Ordinary income per share                 $0.511   $0.225   $0.200
Return of capital per share                0.149    0.275    0.300
                                          ------   ------   ------
Total dividends per share                 $0.660   $0.500   $0.500
                                          ======   ======   ======

      We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense on our Consolidated Statements of Operations. We did not separately state these amounts on our Consolidated Statements of Operations because they are insignificant.

Earnings Per Share ("EPS")

      We present both basic and diluted EPS. We compute basic earnings per share by dividing income available to common shareholders by the weighted-average number of Common Shares outstanding during the period. Our computation of diluted EPS is similar except that:

o the denominator is increased to include the weighted average number of potential additional Common Shares that would have been outstanding if securities that are convertible into our Common Shares were converted and

o the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into Common Shares.

      Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (dollars and shares in thousands):

Numerator:                                             1998      1997       1996
                                                     -------   -------    -------
Net income (loss) available to Common Shareholders   $ 4,369   $  (967)   $   293
Preferred Share dividends                                 --        --         --
Minority interests - Preferred Units                   3,412        --         --
Minority interests -  Common Units                     1,171        --         --
                                                     -------   -------    -------
Net income (loss) adjusted for dilution of
   Common Shares                                     $ 8,952   $  (967)   $   293
                                                     =======   =======    =======
Denominator:
Weighted average Common Shares - basic                 9,099     1,601      1,420
Assumed conversion of share options                       24        --         --
Conversion of Preferred Shares                            --        --         --
Conversion of Initial Preferred Units                  7,500        --         --
Conversion of Common Units                             2,614        --         --
                                                     -------   -------    -------
Weighted average Common Shares - diluted              19,237     1,601      1,420
                                                     =======   =======    =======

      Our diluted EPS computation for 1998 does not assume conversion of Preferred Shares since this conversion would increase diluted EPS in that period. Our diluted EPS computation for 1997 does not assume conversion of Initial Preferred Units or Common Units since these conversions would increase diluted EPS in that period.

Fair Value of Financial Instruments

      Our financial instruments include primarily notes receivable and mortgage loans payable. The fair values of these financial instruments were not materially different from their carrying or contract values at December 31, 1998 and 1997.

Reclassification

      We reclassified certain amounts from prior periods to conform to the current year presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

Recent Accounting Pronouncements

      In March 1998, the FASB's Emerging Issues Task Force reached consensus on Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11, effective March 19, 1998, requires that internal costs of pre-acquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. We do not incur significant internal costs from pre-acquisition activities; therefore the adoption of EITF 97-11 did not have a material effect on our Consolidated Statements of Operations.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, we plan to adopt this standard beginning January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value, unless certain conditions are met that allow the entity to designate certain derivatives as a hedge. We have not yet determined the impact of the adoption of this standard.

4. Commercial Real Estate Properties and Acquisitions

      Operating properties consisted of the following:



                                                     December 31,
                                                ----------------------
                                                  1998         1997
                                                ---------    ---------
            Land                                $ 108,433    $  38,764
            Buildings and improvements            436,932      152,945
            Furniture, fixtures and equipment         332          140
                                                ---------    ---------
                                                  545,697      191,849
            Less: accumulated depreciation         (9,469)      (3,224)
                                                ---------    ---------
                                                $ 536,228    $ 188,625
                                                =========    =========

      Projects we had under development at December 31, 1998 consisted of the following:

                  Land                                 $ 8,941
                  Construction in progress               1,718
                                                       -------
                                                       $10,659
                                                       =======

1998 Acquisitions

      On April 30, 1998, we acquired nine multistory office buildings and three office/flex buildings in Linthicum, Maryland (the "Airport Square Properties"). We acquired these properties for $72,618, including $1,139 in transaction costs, using cash made available from our April 1998 share offering.

      On May 28, 1998, we acquired two multistory office buildings located in Fairfield, New Jersey (the "Fairfield Properties"). We acquired these properties for $29,405, including $605 in transaction costs, by assuming $6,465 in debt and borrowing from our Revolving Credit Facility (defined in Note 7).

      In 1998, we completed a number of transactions (collectively, the "Constellation Transaction") with affiliates of Constellation Real Estate Group (collectively, "Constellation") to acquire real estate properties and service businesses. In connection with this transaction, we acquired:

o interests in 12 office and two retail properties located in the Baltimore/Washington Corridor (the "Constellation Properties"),

o two land parcels contiguous to certain Constellation Properties (the "Constellation Land"), and

o a 75% interest in Corporate Realty Management, LLC ("CRM"), a real estate management services entity, and certain equipment, furniture and other assets related to Constellation Real Estate, Inc. ("CRE") (collectively, the "Constellation Service Companies").

      We acquired the Constellation Properties and Constellation Land for $184,225 including $3,711 in transaction costs. We acquired the Constellation Service Companies for $2,500. We financed the Constellation Transaction by:

o issuing 7,030,793 of our Common Shares, valued at $73,823 ($10.50 per share), less $505 in share issuance costs,

o issuing 984,308 of our Series A Convertible Preferred Shares ("Preferred Shares"), valued at $24,608 ($25 per share),

o     assuming $60,081 in debt (see Note 7),

o     using $16,658 in proceeds from the TIAA Loan (defined in Note 7),

o     using $7,289 in proceeds from our Revolving Credit Facility, and

o     using $4,266 from our cash reserves.

      In connection with the Constellation Transaction, Constellation granted us certain options and rights of first refusal to purchase undeveloped land in three locations adjacent to certain of the Constellation Properties. In addition, a significant number of persons previously employed by CRE who were engaged in the operation of the Constellation Properties became employees of COMI and CDS (defined in Note 5).

      On October 13, 1998, we acquired an office building located in Columbia, Maryland ("Riverwood"). We acquired the property for $20,333, including $324 in transaction costs, using $18,775 in borrowings under our Revolving Credit Facility and issuing 148,381 Common Units in our Operating Partnership valued at $1,558 ($10.50 per unit).

      On October 30, 1998, we acquired six office buildings and two office/flex buildings located in Middlesex County, New Jersey. We acquired these properties for $31,656, including $406 in transaction costs, using $31,000 in borrowings under our Revolving Credit Facility and using cash reserves for the balance.

      On December 31, 1998, we acquired three office buildings and a contiguous parcel of land located in Columbia, Maryland. We purchased these properties for $19,100, including $250 in transaction costs, using borrowings under our Revolving Credit Facility.

1997 Acquisitions

      On October 14, 1997, we acquired a portfolio of 10 properties, representing the Mid-Atlantic suburban office operations of The Shidler Group, a national real estate investment firm (the "Shidler Transaction"). In connection with this acquisition, we:

o issued 600,000 Common Shares (valued at $5.50 per share, or an aggregate of $3,300),

o issued approximately 2.6 million Common Units in our Operating Partnership valued at $14,200 ($5.50 per unit),

o issued 2.1 million Initial Preferred Units in our Operating Partnership valued at $52,500 ($25.00 per unit), and

o     assumed debt of $100,000.

1998 Construction in Progress

      At December 31, 1998, we had construction of new buildings underway on each of the land parcels acquired from Constellation. We also had a project underway that will expand the rentable square footage of one of our properties.

Note 5 Investment in and Advances to Service Companies

      On September 28, 1998, we acquired from Constellation a 75% interest in CRM and certain equipment, furniture and other assets related to CRE (see Note
4). Upon completion of the Constellation Transaction, we contributed these assets into COMI, an entity that provides us with asset management, managerial, financial and legal support. In exchange for this contribution of assets, we received 95% of the capital stock in COMI, including 1% of the voting common stock, and a $2,005 note receivable carrying an interest rate of 10% for one year and Prime plus 2% thereafter through its maturity on September 28, 2003. Also on September 28, 1998, our Chief Executive Officer and Chief Operating Officer collectively acquired 48.5% of the voting common stock in COMI.

      COMI contributed certain equipment, furniture and other assets into Corporate Development Services, LLC ("CDS"), a limited liability company that provides construction and development services predominantly to us. In exchange for this contribution of assets, COMI received 100% of the membership interests in CDS.

      In November 1998, CDS acquired a parcel of land located near the Airport Square Properties. CDS acquired this property for $1,162, including $53 in transaction costs, using cash and proceeds from a $1,200 loan payable to our Operating Partnership. This loan is evidenced by a note that carries an interest rate of LIBOR + 2.25%. CDS is developing an office building on this parcel of land.

      We account for our investment in COMI and its subsidiaries, CRM and CDS, using the equity method of accounting. Our investment in and advances to the Service Companies at December 31, 1998 included the following:

      Notes receivable                                            $ 3,205
      Equity investment in Service Companies                          609
      Advances payable                                             (1,463)
                                                                  -------
         Total                                                    $ 2,351
                                                                  =======

Note 6 Deferred Charges

      Deferred charges consisted of the following:

                                                       December 31,
                                                   ----------------------
                                                     1998           1997
                                                   -------        -------
      Deferred financing costs                     $ 2,611        $   955
      Deferred leasing costs                         1,468             --
      Deferred other                                    24             --
                                                   -------        -------
                                                     4,103            955
      Accumulated amortization                        (561)           (98)
                                                   -------        -------
      Deferred charges, net                        $ 3,542        $   857
                                                   =======        =======

7. Mortgage Loans Payable

      Mortgage loans payable consisted of the following:

                                                                                 December 31,
                                                                             -------------------
                                                                               1998       1997
                                                                             --------   --------
Term Credit Facility, 7.50%, maturing October 2000(1)                        $100,000   $100,000
TIAA Mortgage, 6.89%, maturing November 2008                                   84,808         --
Revolving Credit Facility, LIBOR + 1.75%, maturing May 2000(2)                 76,800         --
Bank of America, LIBOR + 2%, maturing January 1999(3)                           9,877         --
Security Life of Denver, 7.5%, maturing October 2005(4)                         9,513         --
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                       6,369         --
Provident Bank of Maryland, LIBOR + 1.75%, maturing
  September 2000                                                                2,907         --
Howard Research and Development Corporation, 8%, maturing
  January 1999 (5)                                                              1,996         --
Mercantile-Safe Deposit and Trust Co., Prime + 0.5%, maturing July 1999(6)        500         --
Other Mortgages - Retail Properties, fixed rates ranging from 7.63% to
  9.5%, maturities ranging from 2002 to 2014                                   14,054     14,375
                                                                             --------   --------
                                                                             $306,824   $114,375
                                                                             ========   ========

(1) May be extended for two one-year periods, subject to certain conditions.

(2) May be extended for a one-year period, subject to certain conditions.

(3) Extended to February 1999 and was subsequently repaid using borrowings from our Revolving Credit Facility.

(4) Repaid in January 1999 using proceeds from the Cranberry Square sale (see
    Note 17).

(5) Repaid in January 1999 using cash reserves.

(6) Repaid in February 1999 using borrowings from our Revolving Credit Facility.

      In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral to the financial institutions. We use the term collateralize to describe this arrangement. As of December 31, 1998, substantially all of our real estate properties were collateralized on loan obligations.

      In October 1997, we assumed a $100,000 loan (the "Term Credit Facility") with Bankers Trust Company in connection with the Shidler Transaction. The loan is a non-recourse mortgage loan collateralized by the ten real estate properties acquired in the transaction. The loan provides for monthly payments of interest only. The terms of the Term Credit Facility require that we comply with a number of restrictive financial covenants, including adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.

      In May 1998, we obtained a $100,000 recourse revolving credit facility (the "Revolving Credit Facility") from Bankers Trust Company. This loan provides for monthly payments of interest only. In addition, a fee of 0.25% per annum on the unused amount of the loan is payable quarterly. This loan is collateralized by 22 of our properties. The terms of this loan require that we comply with a number of the same restrictive financial covenants required under the Term Credit Facility. At December 31, 1998, the maximum amount available under this loan was $89,050, of which $12,250 was unused.

      The Term Credit Facility and the Revolving Credit Facility are cross-defaulted, which means that a default on the terms of one of the loans triggers the default of the other loan. The Term Credit Facility is also cross-collateralized by the 22 properties collateralizing the Revolving Credit Facility.

      In May 1998, we assumed $6,465 in debt owed to Aegon USA Realty Advisors, Inc. in connection with the acquisition of the Fairfield Properties. The loan provides for monthly payments of principal and interest of $56. The loan is collateralized by one of the Fairfield Properties.

      During 1998, we assumed 11 mortgage loans in connection with the Constellation Transaction totaling $60,081, net of $18,133 which was repaid at settlement. We repaid all but five of these assumed loans prior to December 31, 1998. Payment information on the remaining five loans is as follows:

                                               Amount
              Lender                          Assumed                  Terms
-------------------------------------------   ---------   --------------------------------------
Security Life of Denver Insurance Co.         $9,556      Monthly principal and interest of $74
Bank of America                                9,982(1)   Monthly principal of $37 plus interest
Mercantile-Safe Deposit and Trust Co.          8,438(2)   Monthly principal of $66 plus interest
Provident Bank of Maryland                     2,928(3)   Monthly principal of $7 plus interest
Howard Research and Development Corporation    1,996      Monthly interest only

(1) Net of $1,000, which was repaid upon assumption.

(2) This loan was paid down by $7,806 in December 1998 using proceeds from the Revolving Credit Facility.

(3) Net of $475, which was repaid upon assumption.

      In October 1998, we obtained an $85,000, non-recourse loan from Teachers Insurance and Annuity Association of America ("TIAA"). In connection with this loan, TIAA advanced us $76,200 in October 1998 and $8,800 in December 1998. This loan provides for monthly payments of principal and interest of $595 and may not be prepaid prior to November 2003. The loan is collateralized by nine of our properties.

      Our mortgage loans mature on the following schedule (excluding extension options):

1999..................................     $ 14,338
2000..................................      179,035
2001..................................        5,102
2002..................................        6,871
2003..................................        2,624
Thereafter............................       98,854
                                           --------
  Total...............................     $306,824
                                           ========

      We capitalized interest costs of $77 during 1998.

8. Shareholders' Equity

      On January 1, 1998, COPT changed its name from Royale Investments, Inc. to Corporate Office Properties Trust, Inc. On March 16, 1998, COPT was reformed as a Maryland REIT and changed its name to Corporate Office Properties Trust (the "Reformation"). In connection with the Reformation, we authorized 45,000,000 Common Shares and 5,000,000 Preferred Shares. Each share of common stock in Corporate Office Properties Trust, Inc. was exchanged for one Common Share in COPT.

      In April 1998, COPT completed the sale of 7,500,000 Common Shares to the public at a price of $10.50 per share. COPT contributed the net proceeds to our Operating Partnership in exchange for 7,500,000 Common Units. Our Operating Partnership used the proceeds to fund acquisitions.

      In 1998, in connection with the Constellation Transaction, COPT issued 7,030,793 Common Shares and 984,308 Preferred Shares. COPT contributed the assets it received in the Constellation Transaction to our Operating Partnership in exchange for 7,030,793 Common Units and 984,308 Series A Preferred Units. The Series A Preferred Units carry terms which are identical to the Preferred Shares issued to Constellation.

      Our Preferred Shares are nonvoting and are convertible after 2 years of issuance, subject to certain conditions, into Common Shares on the basis of
1.8748 Common Shares for each Preferred Share. Holders of our Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $1.375 per share, which is equal to 5.5% of the $25.00 per share liquidation preference of the Preferred Shares.

9. Share Options

      In 1993, we adopted a share option plan for directors under which we have 75,000 Common Shares reserved for issuance. These options become exercisable beginning on the first anniversary of their grant and expire ten years after the date of grant.

      In March 1998, we adopted a share option plan for employees and directors under which we have 1,680,188 Common Shares reserved for issuance. Director options under this plan become exercisable beginning on the first anniversary of their grant. Employee options under this plan become exercisable over a three-year period beginning on the first anniversary of their grant. These options expire ten years after the date of grant.

      The following table summarizes share option transactions under the plans described above:

                                                                   Weighted
                                                                    Average
                                              Range of Exercise    Exercise
                                     Shares    Price per Share  Price per Share
                                     ------    --------------   ---------------
Outstanding at December 31, 1995     42,500    $5.38 - $10.38       $8.21
Granted - 1996                       15,000        $5.63            $5.63
                                    -------
Outstanding at December 31, 1996     57,500    $5.38 - $10.38       $7.53
Granted - 1997                       25,000    $5.25 - $7.59        $6.19
Forfeited - 1997                     (7,500)       $5.25            $5.25
                                    -------
Outstanding at December 31, 1997     75,000    $5.25 - $10.38       $7.31
Granted - 1998                      712,825    $9.25 - $12.25       $9.33
Forfeited - 1998                     (6,050)       $9.25            $9.25
Exercised - 1998                     (5,000)   $5.38 - $5.63        $5.51
                                    -------
Outstanding at December 31, 1998    776,775    $5.25 - $12.25       $9.17
                                    =======
Exercisable at December 31, 1998     70,000    $5.25 - $10.38       $7.77
                                    =======
Available for future grant at
  December 31, 1998                 973,413
                                    =======

      The weighted average remaining contractual life of the options at December 31, 1998 was approximately nine years.

      A summary of the weighted average grant-date fair value per option granted is as follows:

                                                          1998     1997     1996
                                                         -----    -----    -----
Weighted average grant-date fair value                   $0.98    $1.25    $0.63
Weighted average grant-date
  fair value - exercise price equals
  market price on grant-date                             $2.03    $1.25    $0.63
Weighted average grant-date
  fair value - exercise price exceeds
  market price on grant-date                             $0.95    $  --    $  --

      We estimated the fair values using the Black-Scholes option-pricing model using the following assumptions:

                                    1998     1997     1996
                                   -----    -----    -----
      Risk free interest rate       4.65%    6.32%    6.25%
      Expected life - years         5.75     8.00     8.00
      Expected volatility          30.00%   34.00%   31.00%
      Expected dividend yield       6.80%    6.70%    9.70%

      We do not record compensation expense for share option grants. The following table summarizes results as if we elected to account for share options based on Statement of Financial Accounting Standards No. 123:

                                                                     1998        1997         1996
                                                                  ---------   ---------    ---------
Net income (loss) available to Common Shareholders, as reported   $   4,369   $    (967)   $     293
Net income (loss) available to Common Shareholders, pro forma         3,671        (998)         284
Earnings (loss) per share, as reported                                 0.48       (0.60)        0.21
Earnings (loss) per share, pro forma                                   0.40       (0.61)        0.19
Diluted earnings (loss) per share, as reported                         0.47       (0.60)        0.21
Diluted earnings (loss) per share, pro forma                           0.40       (0.61)        0.19

10. Related Party Transactions

Management

      In September 1998, we entered into a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for a defined percentage of personnel and other overhead-related expenses. During 1998, we incurred management fees and related costs of $545 under this contract.

      In 1998, we entered into a management agreement with CRM under which CRM provides property management services to most of our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3.5% of property cash collections. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs of $557 with CRM in 1998.

      We have a management agreement with Glacier Realty LLC ("Glacier"). Glacier is partially owned by one of our Trustees. Under the management agreement, Glacier is responsible for the management of our retail properties. The management agreement provides that Glacier will receive an annual fee of $250 plus a percentage of Average Invested Assets (as defined in the management agreement) and will pay third party expenses associated with owning these retail properties. In addition, Glacier will receive a fee of 1% of the purchase price or the sale price upon our acquisition or sale of any net-leased retail real estate assets. Under the Management Agreement, this percentage is increased to 3% in the event that all or substantially all of the net-leased retail real estate properties are sold. The management agreement, entered into on October 14, 1997, has a term of five years and is terminable thereafter on 180 days prior written notice. In the event that the management agreement is terminated, including for non-renewal, a fee equal to 3% of the Invested Real Estate Assets (defined in the Management Agreement to exclude our current net-leased retail real estate assets as of October 14, 1997) would be due to Glacier. We incurred management fees under the contract with Glacier of $250 in 1998 and $52 in 1997.

      We also have a management agreement with a company, for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $87 in 1998 and $22 in 1997.

      Prior to 1998, we had an advisory agreement with Crown Advisors, Inc. ("Crown"), a company owned by one of our Trustees. Under this agreement, Crown acted as investment advisor to the Company and assisted in the management of the day-to-day operations for a base annual fee of $250 plus incentives based upon performance. We incurred advisory fees under this agreement of $198 in 1997 and $250 in 1996. No performance fees were incurred under this agreement. When the Shidler Transaction was completed, we issued 246,083 Common Shares (net of 27,646 Common Shares owned by Crown that were retired) valued at $1,353 ($5.50 per share) in exchange for the assets of Crown, which resulted in the termination of the advisory agreement with Crown. We reported these costs of terminating the advisory agreement as an expense in our Consolidated Statements of Operations.

Construction Costs

      In September 1998, we entered into a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. During 1998, we incurred $214 under this contract, substantially all of which was capitalized into the cost of the related activities.

Legal Costs

      We incurred fees with a law firm in which an officer and former Trustee of ours is a partner. We incurred fees with this firm of $2 in 1998, $69 in 1997 and $9 in 1996.

Rental Income

      During 1998, we recognized revenue of $92 on office space leased to COMI and CRM. During 1998, we recognized revenue of $256 on office space leased to Constellation.

Interest Income

      During 1998, we earned interest income of $66 on notes receivable from the Service Companies.

Construction Fees

      During 1998, we earned construction management fees of $60 from an entity owned by an officer and Trustee of ours.

Fees Earned from Constellation

      During 1998, the Service Companies earned $750 from a project consulting and management agreement with Constellation. The Service Companies also earned $206 in fees and expense reimbursements under a property management agreement with Baltimore Gas and Electric ("BGE"), which owns 100% of Constellation.

Utilities Expense

      During 1998, BGE provided utility services to most of our properties in the Baltimore/Washington Corridor.

11. Operating Leases

      We lease our properties to tenants under operating leases with various expiration dates extending to the year 2016. Gross minimum future rentals on noncancelable leases at December 31, 1998 are as follows:

            1999 ...............................$ 57,883
            2000 ...............................  50,001
            2001 ...............................  42,801
            2002 ...............................  39,443
            2003 ...............................  34,267
            Thereafter ......................... 144,889
                                                --------
               Total ...........................$369,284
                                                ========

      The United States Government is the sole tenant of one office property, the lease for which is structured as a one-year lease commencing in 1993, with 14 consecutive automatic one-year renewals. The lease also carries a penalty should the tenant not renew for all 14 years. Total base rent from this lease of $37,377, with annual base rents ranging from $3,524 to $4,115, is included in future minimum rentals disclosed above.

12. Supplemental Information to Statements of Cash Flows

                                                        For the Years Ended December 31,
                                                       -----------------------------------
                                                          1998         1997         1996
                                                       ---------    ---------    ---------
Interest paid, net of capitalized interest             $  12,876    $   2,220    $   1,210
                                                       =========    =========    =========

Supplemental schedule of non-cash investing and financing activities:

The following assets and liabilities were assumed in
  connection with various acquisitions:
    Purchase of real estate                            $(182,116)   $(166,316)   $      --
    Purchase of Constellation Service Companies           (2,500)          --           --
    Deferred financing costs                                 (29)        (735)          --
    Other deferred charges                                   (24)          --           --
    Mortgage loans                                        84,679      100,000           --
    Minority interest                                      1,559       65,070           --
    Preferred Shares                                          10           --           --
    Common Shares                                             70            6           --
    Additional paid-in capital                            98,351        2,975           --
                                                       ---------    ---------    ---------
      Proceeds from acquisitions                       $      --    $   1,000    $      --
                                                       =========    =========    =========
Adjustments to minority interests resulting from
  changes in ownership of Operating Partnership by
  COPT                                                 $  11,331    $      --    $      --
                                                       ---------    ---------    ---------

Increase in accrued capital improvements               $   1,742    $      --    $      --
                                                       =========    =========    =========

Dividends/distributions payable                        $   4,692    $   1,276    $     178
                                                       =========    =========    =========
Advisory contract termination fee for Common Shares:
    Advisory contract termination fee                  $      --    $  (1,353)   $      --
    Common Shares                                             --            2           --
    Additional paid-in capital                                --        1,351           --
                                                       ---------    ---------    ---------
    Proceeds from advisory contract termination        $      --    $      --    $      --
                                                       =========    =========    =========

13. Information by Business Segment

      We have five segments: Baltimore/Washington office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office and Retail. Our office properties represent our core-business. We manage our retail properties as a single segment since they are considered outside of our core-business.

      The table below reports segment financial information. Our Greater Harrisburg and Retail segments are not separately reported since they do not meet the reporting thresholds. We measure the performance of our segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.

                                                                   Northern/
                                      Baltimore/     Greater      Central New
                                     Washington    Philadelphia     Jersey
                                       Office        Office         Office     Other       Total
                                      ---------     --------       --------   --------   --------
Year Ended December 31, 1998:
Revenues                              $  13,548     $ 10,024       $  9,997   $  6,645   $ 40,214
Property operating expenses               4,293           15          3,914      1,410      9,632
                                      ---------     --------       --------   --------   --------
Income from operations                $   9,255     $ 10,009       $  6,083   $  5,235   $ 30,582
                                      =========     ========       ========   ========   ========
Commercial real estate property
  expenditures                        $ 264,843     $     --       $ 64,571   $ 35,093   $364,507
                                      =========     ========       ========   ========   ========
Segment assets at December 31, 1998   $ 267,092     $108,894       $ 97,035   $ 90,656   $563,677
                                      =========     ========       ========   ========   ========
Year Ended December 31, 1997:
Revenues                              $      --     $  2,100       $  1,359   $  3,159   $  6,618
Property operating expenses                  --            3            455        270        728
                                      ---------     --------       --------   --------   --------
Income from operations                $      --     $  2,097       $    904   $  2,889   $  5,890
                                      =========     ========       ========   ========   ========
Commercial real estate property
  expenditures                        $      --     $110,401       $ 32,144   $ 24,277   $166,822
                                      =========     ========       ========   ========   ========
Segment assets at December 31, 1997   $      --     $110,111       $ 32,123   $ 51,300   $193,534
                                      =========     ========       ========   ========   ========
Year Ended December 31, 1996:
Revenues                              $      --     $     --       $     --   $  2,509   $  2,509
Property operating expenses                  --           --             --         31         31
                                      ---------     --------       --------   --------   --------
Income from operations                $      --     $     --       $     --   $  2,478   $  2,478
                                      =========     ========       ========   ========   ========
Commercial real estate property
  expenditures                        $      --     $     --       $     --   $     --   $     --
                                      =========     ========       ========   ========   ========
Segment assets at December 31, 1996   $      --     $     --       $     --   $ 24,197   $ 24,197
                                      =========     ========       ========   ========   ========

      The following table reconciles our income from operations for reportable segments to total income (loss) from operations as reported in our Consolidated Statements of Operations.

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997       1996
                                                 -------   -------    -------
Income from operations for reportable segments   $30,582   $ 5,890    $ 2,478
Less:
General and administrative                         1,890       533        372
Interest                                          12,207     2,855      1,246
Amortization of deferred financing costs             423        64         13
Depreciation and amortization                      6,285     1,267        554
Reformation costs                                    637        --         --
Termination of advisory agreement                     --     1,353         --
                                                 -------   -------    -------
Income (loss) from operations                    $ 9,140   $  (182)   $   293
                                                 =======   =======    =======

      We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general and administrative, reformation costs and termination of advisory agreement costs since these items represent general corporate expenses not attributable to segments.

14. Commitments and Contingencies

      In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties. In management's opinion, any liabilities that may result are not expected to have a materially adverse effect on our financial position, operations or liquidity. We are subject to various federal, state and local environmental regulations related to our property ownership and operation. We have performed environment assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

      We are under contract to sell four of our retail properties. The contracted sale price for these properties is $33,403. We sold one of these properties on January 22, 1999 (as discussed in Note 17) and we estimate that the other property sales will occur in the first quarter of 1999.

      We have an office lease for our corporate headquarters in Bala Cynwyd, Pennsylvania. The monthly rent under this lease is subject to an annual increase based on the Consumer Price Index. Future minimum rental payments due under the term of this lease are as follows:

      1999  .........................................   $  171
      2000  .........................................      171
      2001  .........................................      171
      2002  .........................................      171
      2003  .........................................      128
                                                        ------
      Total .........................................   $  812
                                                        ======

15. Quarterly data (Unaudited)

                                                Year Ended December 31, 1998
                                         --------------------------------------------
                                           First      Second      Third       Fourth
                                         Quarter     Quarter     Quarter     Quarter
                                         --------    --------    --------    --------
Revenues                                 $  5,525    $  7,842    $  9,812    $ 17,035
                                         ========    ========    ========    ========
Income before minority interest          $    490    $  2,058    $  2,493    $  4,238
Minority interests                           (989)     (1,129)     (1,154)     (1,311)
                                         --------    --------    --------    --------
Net (loss) income                            (499)        929       1,339       2,927
Preferred Share Dividends                      --          --         (10)       (317)
                                         --------    --------    --------    --------
Net (loss) income available to
  Common Shareholders                    $   (499)   $    929    $  1,329    $  2,610
                                         ========    ========    ========    ========
Basic (loss) earnings per share          $  (0.22)   $   0.12    $   0.13    $   0.16
                                         ========    ========    ========    ========
Diluted (loss) earnings per share        $  (0.22)   $   0.12    $   0.12    $   0.15
                                         ========    ========    ========    ========
Weighted average Common
  Shares-basic (in thousands)               2,268       7,628       9,973      16,361
                                         ========    ========    ========    ========
Weighted average Common
  Shares-diluted (in thousands)             2,294      17,731      20,065      23,868
                                         ========    ========    ========    ========

                                                Year Ended December 31, 1997
                                         --------------------------------------------
                                           First      Second      Third       Fourth
                                         Quarter     Quarter     Quarter     Quarter
                                         --------    --------    --------    --------
Revenues                                 $    633    $    633    $    633    $  4,719
                                         ========    ========    ========    ========
Income (loss) before minority interest   $     91    $     87    $     85    $   (445)
Minority interests                             --          --          --        (785)
                                         --------    --------    --------    --------
Net income (loss)                              91          87          85      (1,230)
Preferred Share Dividends                      --          --          --          --
                                         --------    --------    --------    --------
Net income (loss) available to
  Common Shareholders                    $     91    $     87    $     85    $ (1,230)
                                         ========    ========    ========    ========
Basic and diluted earnings (loss)
  per share                              $   0.06    $   0.06    $   0.06    $  (0.58)
                                         ========    ========    ========    ========
Weighted average Common
  Shares-basic (in thousands)               1,420       1,420       1,420       2,137
                                         ========    ========    ========    ========
Weighted average Common
  Shares-diluted (in thousands)             1,420       1,420       1,427       2,137
                                         ========    ========    ========    ========

16. Pro Forma Financial Information (Unaudited)

      We accounted for our 1998 and 1997 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through December 31, 1998.

      We prepared our pro forma condensed consolidated financial information presented below as if all of our 1998 and 1997 acquisitions had occurred on January 1, 1997. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions had occurred on January 1, 1997, nor does it intend to represent our results of operations for future periods.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
                                                        (Unaudited)  (Unaudited)

Pro forma total revenues                                $   67,607   $   59,636
                                                        ==========   ==========
Pro forma net income available to Common Shareholders   $    8,185   $    2,862
                                                        ==========   ==========
Pro forma earnings per Common Share
  Basic                                                 $     0.49   $     0.17
                                                        ==========   ==========
  Diluted                                               $     0.48   $     0.17
                                                        ==========   ==========

17. Subsequent Events

      On January 5, 1999, we entered into an interest rate swap agreement with Bankers Trust Company. This swap agreement fixes our one-month LIBOR base to 5.085% per annum on a notional amount of $30,000 through May 2001.

      On January 13, 1999, we entered into a $9,825 construction loan with FMB Bank to finance the construction of a building. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions.

      On January 22, 1999, we sold a retail property located in Westminster, Maryland ("Cranberry Square"). We sold the property for $18,900, of which $9,513 was used to pay off the mortgage loan payable on the property, $283 was placed in escrow, $272 was paid to the buyer for operating pro-rations, $144 was used to pay our closing costs and $8,688 was used to repay a portion of our Revolving Credit Facility. We recognized no gain or loss on the sale of Cranberry Square.

      On February 8, 1999, we entered into a $10,875 construction loan with Provident Bank of Maryland to finance the construction of a building. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions.

      In February 1999, we acquired an office building located in Linthicum, Maryland. We acquired the property for $6,751, including $201 in transaction costs, using $6,650 in borrowings under our Revolving Credit Facility and using cash reserves for the balance.

                        Corporate Office Properties Trust
              Schedule III-Real Estate and Accumulated Depreciation
                             (Dollars in thousands)


                                                                                                               Building and
                                                                Building                                           Land
             Property                        Location              Type       Encumbrances        Land         Improvements
----------------------------         ------------------------   --------      ------------      ---------     -------------
751, 753 760, 785 Jolly Road         Blue Bell, PA                Office           $66,232        $22,080           $88,320
2730 Hercules Road                   Annapolis Junction, MD       Office            26,843          7,880            31,520
7200 Riverwood Drive                 Columbia, MD                 Office            11,212          4,067            16,266
695 Route 46                         Fairfield, NJ                Office            10,147          3,730            14,919
305 Center Street                    Westminster, MD              Retail             9,513          3,592            14,367
6950 Columbia Gateway Drive          Columbia, MD                 Office            12,216          3,586            14,343
6009 - 6011 Oxon Hill Road           Oxon Hill, MD                Office             9,877          3,425            13,699
431 Ridge Road                       Dayton, NJ                   Office             8,351          2,782            11,128
429 Ridge Road                       Dayton, NJ                   Office             8,794          2,930            11,719
133 National Business Parkway        Annapolis Junction, MD       Office             8,549          2,510            10,038
135 National Business Parkway        Annapolis Junction, MD       Office             8,438          2,477             9,907
141 National Business Parkway        Annapolis Junction, MD       Office             8,145          2,391             9,563
710 Route 46                         Fairfield, NJ                Office             6,369          2,151             8,605
1615 and 1629 Thames Street          Baltimore, MD                Office               500          2,075             8,298
2605 Interstate Drive                Harrisburg, PA               Office             6,242          2,089             8,355
900 Elkridge Landing Road            Linthicum, MD                Office             5,326          1,990             7,960
131 National Business Parkway        Annapolis Junction, MD       Office             6,474          1,900             7,602
2601 Market Place                    Harrisburg, PA               Office             5,802          1,928             7,713
1199 Winterson Road                  Linthicum, MD                Office             4,933          1,597             6,389
14502 Greenview Drive                Laurel, MD                   Office             5,033          1,425             5,700
14504 Greenview Drive                Laurel, MD                   Office             4,855          1,477             5,909
6740 Alexander Bell Drive            Columbia, MD                 Office                --          1,389             5,556
1190 Winterson Road                  Linthicum, MD                Office             3,307          1,334             5,334
1099 Winterson Road                  Linthicum, MD                Office             3,420          1,322             5,287
104 Interchange Plaza                Cranbury, NJ                 Office             3,364          1,317             5,267
1201 Winterson Road                  Linthicum, MD                Office             3,588          1,287             5,149
19 Commerce                          Cranbury, NJ                 Office             3,924          1,276             5,105
8815 Centre Park Drive               Columbia, MD                 Office             4,252          1,248             4,992
911 Elkridge Landing Road            Linthicum, MD                Office             3,139          1,214             4,856
6716 Alexander Bell Drive            Columbia, MD                 Office                --          1,212             4,847
101 Interchange Plaza                Cranbury, NJ                 Office             2,579          1,155             4,619
322 Marlboro Street                  Easton, MD                   Retail             2,907          1,154             4,618
5835 West 10th Street                Indianapolis, IN             Retail                --          1,270             4,003
881 Elkridge Landing Road            Linthicum, MD                Office             2,803          1,033             4,133
921 Elkridge Landing Road            Linthicum, MD                Office             2,803          1,043             4,172
930 International Drive              Linthicum, MD                Office             2,421          1,012             4,049
900 International Drive              Linthicum, MD                Office             2,344            980             3,918
3550 Vicksburg Lane                  Plymouth, MN                 Retail             4,606            764             4,020
134 National Business Parkwy (1)     Annapolis Junction, MD       Office                --          3,661                --
939 Elkridge Landing Road            Linthicum, MD                Office             2,467            938             3,752
6760 Alexander Bell Drive            Columbia, MD                 Office                --            868             3,473


                                         Costs
                                      Capitalized       Gross Amounts                      Year Built
                                     Subsequent to    Carried at Close     Accumulated         or           Date       Depreciation
             Property                 Acquisition         of Period       Depreciation      Renovated     Acquired         Life
----------------------------         -------------    ----------------    ------ ------     ---------     --------     ------------
751, 753 760, 785 Jolly Road         $          --          $110,400             $2,680     1960-74/      10/14/97       40 Years
                                                                                             1991-96
2730 Hercules Road                              --            39,400                167       1990         9/28/98       40 Years
7200 Riverwood Drive                            --            20,333                 85       1986        10/13/98       40 Years
695 Route 46                                   259            18,908                222       1990         5/28/98       40 Years
305 Center Street                              492            18,451                 93     1991/1998      9/28/98       40 Years
6950 Columbia Gateway Drive                     --            17,929                 60       1998        10/21/98       40 Years
6009 - 6011 Oxon Hill Road                     309            17,433                 91       1990         9/28/98       40 Years
431 Ridge Road                               3,095            17,005                342     1958/1998     10/14/97       40 Years
429 Ridge Road                                  90            14,739                358     1966/1996     10/14/97       40 Years
133 National Business Parkway                  221            12,769                 64       1997         9/28/98       40 Years
135 National Business Parkway                   --            12,384                 --       1998        12/30/98       40 Years
141 National Business Parkway                   69            12,023                 60       1990         9/28/98       40 Years
710 Route 46                                    20            10,776                126       1985         5/28/98       40 Years
1615 and 1629 Thames Street                    101            10,474                 53       1989         9/28/98       40 Years
2605 Interstate Drive                            2            10,446                254       1990        10/14/97       40 Years
900 Elkridge Landing Road                      101            10,051                151       1982         4/30/98       40 Years
131 National Business Parkway                  175             9,677                 49       1990         9/28/98       40 Years
2601 Market Place                               16             9,657                234       1989        10/14/97       40 Years
1199 Winterson Road                             30             8,016                107       1988         4/30/98       40 Years
14502 Greenview Drive                           63             7,188                 36       1988         9/28/98       40 Years
14504 Greenview Drive                           101            7,487                 39       1985         9/28/98       40 Years
6740 Alexander Bell Drive                       --             6,945                 --       1992        12/31/98       40 Years
1190 Winterson Road                             46             6,714                 89       1987         4/30/98       40 Years
1099 Winterson Road                             20             6,629                 89       1988         4/30/98       40 Years
104 Interchange Plaza                            1             6,585                 22       1990        10/30/98       40 Years
1201 Winterson Road                             13             6,449                 86       1985         4/30/98       40 Years
19 Commerce                                     --             6,381                 21       1989        10/30/98       40 Years
8815 Centre Park Drive                           1             6,241                 31       1987         9/28/98       40 Years
911 Elkridge Landing Road                       23             6,093                 81       1985         4/30/98       40 Years
6716 Alexander Bell Drive                       --             6,059                 --       1989        12/31/98       40 Years
101 Interchange Plaza                           --             5,774                 19       1985        10/30/98       40 Years
322 Marlboro Street                             --             5,772                 29     1977/1997      9/28/98       40 Years
5835 West 10th Street                           --             5,273                788       1991        11/30/93       40 Years
881 Elkridge Landing Road                       63             5,229                 69       1986         4/30/98       40 Years
921 Elkridge Landing Road                       --             5,215                 70       1983         4/30/98       40 Years
930 International Drive                         --             5,061                 67       1986         4/30/98       40 Years
900 International Drive                         --             4,898                 65       1986         4/30/98       40 Years
3550 Vicksburg Lane                             --             4,784                784       1991         6/1/92        40 Years
134 National Business Parkwy (1)             1,044             4,705                 --        N/A        11/13/98          N/A
939 Elkridge Landing Road                       --             4,690                 63       1983         4/30/98       40 Years
6760 Alexander Bell Drive                       --             4,341                 --       1989        12/31/98       40 Years

                                                                                                               Building and
                                                                Building                                           Land
             Property                        Location              Type       Encumbrances        Land         Improvements
----------------------------         ------------------------   --------      ------------      ---------     -------------
6940 Columbia Gateway Dr. (1)        Columbia, MD                 Office             1,996          3,525             --
6385 Flank Drive                     Harrisburg, PA               Office             2,429            811             3,242
800 International Drive              Linthicum, MD                Office             1,850            774             3,096
47 Commerce                          Cranbury, NJ                 Office             1,906            750             2,999
1351 38th St. North                  Peru, IL                     Retail             2,363            426             3,226
437 Ridge Road                       Dayton, NJ                   Office             2,151            717             2,866
3265 Golf Road                       Delafield, WI                Retail             1,807            903             2,540
2100 S. Broadway                     Minot, ND                    Retail             2,559            842             2,503
630 E. Wisconsin Avenue              Oconowomac, WI               Retail             1,714            595             2,150
3 Centre Drive                       Cranbury, NJ                 Office             1,514            506             2,026
2 Centre Drive                       Cranbury, NJ                 Office             1,401            476             1,904
7 Centre Drive                       Cranbury, NJ                 Office             1,121            466             1,864
8 Centre Drive                       Cranbury, NJ                 Office             1,233            384             1,540
7601 N. Port Washington Road         Glendale, WI                 Retail             1,005            627             1,157
6750 Alexander Bell Drive (2)        Columbia, MD                 Office                --          1,755                --
7609 Energy Parkway Drive            Riviera Beach, MD            Office                --            258             1,033
Furniture, Fixtures and Equip.       Various                      N/A                   --             --                --
                                                                                  --------       --------          --------
                                                                                  $306,824       $117,374          $431,616
                                                                                  ========       ========          ========

                                       Costs
                                    Capitalized       Gross Amounts                      Year Built
                                   Subsequent to    Carried at Close     Accumulated         or           Date       Depreciation
             Property               Acquisition         of Period       Depreciation      Renovated     Acquired         Life
----------------------------       -------------    ----------------    ------ ------     ---------     --------     ------------

6940 Columbia Gateway Dr. (1)                632             4,157                 --        N/A        11/13/98          N/A
6385 Flank Drive                              --             4,053                 98       1995        10/14/97       40 Years
800 International Drive                       --             3,870                 52       1988         4/30/98       40 Years
47 Commerce                                   41             3,790                 12     1992/1998     10/30/98       40 Years
1351 38th St. North                           --             3,652                441       1993        11/30/93       40 Years
437 Ridge Road                                 6             3,589                 87     1962/1996     10/14/97       40 Years
3265 Golf Road                                --             3,443                286       1994         11/2/94       40 Years
2100 S. Broadway                              --             3,345                333       1993         2/1/94        40 Years
630 E. Wisconsin Avenue                       --             2,745                267       1994         5/17/94       40 Years
3 Centre Drive                                --             2,532                  8       1987        10/30/98       40 Years
2 Centre Drive                                --             2,380                  8       1989        10/30/98       40 Years
7 Centre Drive                                --             2,330                  8       1989        10/30/98       40 Years
8 Centre Drive                                --             1,924                  6       1986        10/30/98       40 Years
7601 N. Port Washington Road                  --             1,784                168       1992         9/29/93       40 Years
6750 Alexander Bell Drive (2)                 --             1,755                 --        N/A        12/31/98          N/A
7609 Energy Parkway Drive                     --             1,291                  6       1982         9/28/98       40 Years
Furniture, Fixtures and Equip.               332               332                 45       N/A          Various       3-5 Years
                                        --------          --------             ------
                                        $  7,366          $556,356             $9,469
                                        ========          ========             ======

      (1) Under development at December 31, 1998.
      (2) Held for future development at December 31, 1998.

      The following table summarizes our changes in cost of properties (in thousands):

            Balance at December 31, 1997                    $191,849
            Property acquisitions                            357,283
            Building and land improvements                     7,032
            Other                                                192
                                                            --------

            Balance at December 31, 1998                    $556,356
                                                            ========

      The following table summarizes our changes in accumulated depreciation (in thousands):

            Balance at December 31, 1997                      $3,224
            Depreciation expense                               6,245
                                                              ------

            Balance at December 31, 1998                      $9,469
                                                              ======