Form 10-Q
period 1999-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 1999-05-14
CIK 860546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1999
                               -----------------------------------------------
                                       or

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

              MARYLAND                                 23-2947217
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                   Identification No.)

401 CITY AVENUE, SUITE 615, BALA CYNWYD, PA                19004
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (610) 538-1800

                    ----------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
\X\ Yes  \ \  No


On May 14, 1999, 16,801,876 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                    FORM 10-Q


                                                                     PAGE
                                                                     ----
PART I:  FINANCIAL INFORMATION

Item 1:    Financial Statements:
           Consolidated Balance Sheets as of March 31, 1999
             (unaudited) and December 31, 1998                         3
           Consolidated Statements of Operations for the three
             months ended March 31, 1999 and 1998 (unaudited)          4
           Consolidated Statements of Cash Flows for the three
             months ended March 31, 1999 and 1998 (unaudited)          5
           Notes to Consolidated Financial Statements                  6
Item 2:    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      16
Item 3:    Quantitative and Qualitative Disclosures About
             Market Risk                                              23



PART II:  OTHER INFORMATION


Item 1:     Legal Proceedings                                         23
Item 2:     Changes in Securities                                     24
Item 3:     Defaults Upon Senior Securities                           24
Item 4:     Submission of Matters to a Vote of Security Holders       24
Item 5:     Other Information                                         24
Item 6:     Exhibits and Reports on Form 8-K                          24


SIGNATURES                                                            31


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        CORPORATE OFFICE PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                                   March 31,          December 31,
                                                                                     1999                1998
                                                                                   ---------          ------------
                                                                                  (unaudited)
ASSETS
Commercial real estate properties:
   Operating properties, net                                                       $ 511,851           $ 536,228
   Projects under construction                                                        16,178              10,659
------------------------------------------------------------------------------------------------------------------
   Total commercial real estate properties, net                                      528,029             546,887

Cash and cash equivalents                                                              3,615               2,349
Accounts receivable, net                                                               3,486               2,986
Investment in and advances to Service Companies                                        4,701               2,351
Deferred rent receivable                                                               2,824               2,263
Deferred charges, net                                                                  3,914               3,542
Prepaid and other assets                                                               3,634               3,299
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $ 550,203           $ 563,677
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage loans payable                                                          $ 290,836           $ 306,824
   Accounts payable and accrued expenses                                               3,265               3,395
   Rents received in advance and security deposits                                     3,744               2,789
   Dividends/distributions payable                                                     4,743               4,692
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    302,588             317,700
------------------------------------------------------------------------------------------------------------------
Minority interests:
   Preferred Units                                                                    52,500              52,500
   Common Units                                                                       26,422              24,696
------------------------------------------------------------------------------------------------------------------
Total minority interests                                                              78,922              77,196
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 13)

Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 authorized); 1,025,000 designated as Series A Convertible Preferred Shares of beneficial interest
      ($0.01 par value, 984,308 shares issued
      and outstanding)                                                                  10                    10
   Common Shares of beneficial interest ($0.01 par value; 45,000,000
      authorized, 16,801,876 shares issued and outstanding)                            168                   168
   Additional paid-in capital                                                      175,532               175,802
   Accumulated deficit                                                              (7,017)               (7,199)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         168,693               168,781
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 550,203             $ 563,677
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------



                 See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          For the three months ended March 31,
                                                                      ---------------------------------------------
                                                                               1999                  1998
                                                                      ---------------------- ----------------------
REVENUES
   Rental income                                                          $  16,179               $  4,919
   Tenant recoveries and other income                                         2,344                    606
------------------------------------------------------------------------------------------------------------------
     Total revenues                                                          18,523                  5,525
------------------------------------------------------------------------------------------------------------------

EXPENSES
   Property operating                                                         5,003                    899
   General and administrative                                                   889                    299
   Interest                                                                   5,193                  2,159
   Amortization of deferred financing costs                                     225                     64
   Depreciation and other amortization                                        2,792                    977
   Reformation costs                                                            --                     637
------------------------------------------------------------------------------------------------------------------
     Total expenses                                                          14,102                  5,035
------------------------------------------------------------------------------------------------------------------

Income before equity in income of Service Companies, gain on sales
   of rental properties, minority interests and extraordinary item            4,421                    490
Equity in income of Service Companies                                           181                    --
------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental properties, minority
   interests and extraordinary item                                           4,602                    490
Gain on sales of rental properties                                              986                    --
------------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item                       5,588                    490
Minority interests
   Preferred Units                                                             (853)                  (853)
   Common Units                                                                (496)                  (136)
------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                       4,239                   (499)
Extraordinary item - loss on early retirement of debt                          (694)                   --
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                             3,545                   (499)
Preferred Share dividends                                                      (338)                    --
------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                        $   3,207               $   (499)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income before extraordinary item                                       $    0.23               $   (0.22)
   Extraordinary item                                                         (0.04)                 --
------------------------------------------------------------------------------------------------------------------
   Net income                                                             $    0.19               $   (0.22)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Income before extraordinary item                                       $    0.19               $   (0.22)
   Extraordinary item                                                         (0.02)                 --
------------------------------------------------------------------------------------------------------------------
   Net income                                                             $    0.17              $    (0.22)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                            1999                1998
                                                                      ---------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $  3,545            $  (499)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Minority interests                                                     1,349                989
     Depreciation and amortization                                          2,792                977
     Amortization of deferred financing costs                                 225                 64
     Equity in income of Service Companies                                   (181)               --
     Gain on sales of properties                                             (986)               --
     Increase in deferred rent receivable                                    (675)              (358)
     Increase in accounts receivable and prepaid and other
     assets                                                                  (335)              (172)
     Increase (decrease) in accounts payable, accrued expenses,
     rents received in advance and security deposits                          736                (45)
--------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          6,470                956
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate properties        (13,864)               (82)
   Proceeds from sales of operating properties                             16,828                --
   Investments in and advances to Service Companies                        (2,169)               --
   Leasing commissions paid                                                  (373)               --
   Increase in prepaid and other assets                                      (500)              (600)
--------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                (78)              (682)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage loans payable                                    19,075                --
   Repayments of mortgage loans payable                                   (19,151)               (74)
   Deferred financing costs paid                                             (358)               --
   Net proceeds from issuance of Common Shares                               --                   27
   Dividends/distributions paid                                            (4,692)            (1,276)
--------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                             (5,126)            (1,323)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        1,266             (1,049)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                      2,349              3,395
--------------------------------------------------------------------------------------------------------
   End of period                                                         $  3,615            $ 2,346
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

                        CORPORATE OFFICE PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1   ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a full-service real estate investment trust ("REIT"). We focus principally on the ownership, development, management and acquisition of suburban office buildings in targeted suburban submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of March 31, 1999, our portfolio included 54 commercial real estate properties leased for office and retail purposes.

     We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT follows:


                                                          % Owned by
                                                             COPT
                                                          ----------
     Common Units (see Note 3)                                 84%
     Series A Preferred Units                                 100%
     Initial Preferred Units (see Note 3)                       0%


      Throughout these consolidated financial statements, we use the term "Preferred Units" to define the combination of both Series A Preferred Units and Initial Preferred Units of our Operating Partnership. All Preferred Units are convertible into Common Units in the Operating Partnership.

NOTE 2   BASIS OF PRESENTATION

      These notes to our interim financial statements highlight significant changes to the notes to the financial statements included in our 1998 Form 10-K. As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 1998 Form 10-K. The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

CONSOLIDATION METHOD

     We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

-    COPT,
-    the Operating Partnership and its subsidiary partnerships and LLCs, and
-    Corporate Office Properties Holdings, Inc. (we own 100%).

EQUITY METHOD

     We use the equity method of accounting to report our investment in the Service Companies. Under the equity method, we report:

- our ownership interest in the Service Companies' capital as an investment on our Consolidated Balance Sheets and
- our percentage share of the earnings or losses from the Service Companies in our Consolidated Statements of Operations.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     We make estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

- our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,
- our disclosure of contingent assets and liabilities at the dates of the financial statements, and
- our reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

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

     Common Units of the Operating Partnership are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). The Common Units are also exchangeable into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $527 at March 31, 1999 and $488 at December 31, 1998.

     The owners of our Operating Partnership's Initial Preferred Units are entitled to a 6.5% priority annual return. Income of our Operating Partnership is also allocated to holders of Initial Preferred Units using the 6.5% priority annual return. These units are convertible by unitholders at their option on or after October 1, 1999, into Common Units on the basis of 3.5714 Common Units for each Initial Preferred Unit, plus any accrued return. We have accrued distributions related to Initial Preferred Units owned by minority interests of $853 at March 31, 1999 and December 31, 1998.

EARNINGS PER SHARE ("EPS")

     We present both basic and diluted EPS. We compute basic EPS by dividing income available to common shareholders by the weighted-average number of Common Shares outstanding during the period. Our computation of diluted EPS is similar except that:

- the denominator is increased to include the weighted average number of potential additional Common Shares that would have been outstanding if securities that are convertible now or in the future into our Common Shares were converted and

- the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into Common Shares.

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations for income (loss) before extraordinary item is as follows (dollars and shares in thousands):


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                     1999          1998
                                                                -------------   ------------

Numerator:
Net income (loss) available to Common Shareholders                  $ 3,207       $(499)
Extraordinary loss                                                      694        --
                                                                     ------      ------
Numerator for basic earnings per share before extraordinary item      3,901        (499)
Minority interests - Preferred Shares                                   338        --
Minority interests - Preferred Units                                    853        --
Minority interests -  Common Units                                      496        --
                                                                    -------      -------
Numerator for diluted earnings per share before
  extraordinary item                                                $ 5,588       $(499)
                                                                    -------      -------
                                                                    -------      -------
Denominator:
Weighted average Common Shares - basic                               16,802       2,268
Assumed conversion of share options                                       8          26
Conversion of Preferred Shares                                        1,845        --
Conversion of Initial Preferred Units                                 7,500        --
Conversion of Common Units                                            2,759        --
                                                                     ------      ------
Weighted average Common Shares - diluted                             28,914       2,294
                                                                    -------      -------
                                                                    -------      -------



     Our diluted EPS computation for income before extraordinary item for the three months ended March 31, 1999 as reported above assumes conversion of Preferred Shares, Initial Preferred Units and Common Units since such conversions would decrease diluted EPS in that period. Our diluted EPS computation for net income for the three months ended March 31, 1999 only assumes conversion of Initial Preferred Units because conversions of Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended March 31, 1998 does not assume conversion of Initial Preferred Units or Common Units since these conversions would increase diluted EPS in that period.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:


                                     March 31,  December 31,
                                       1999        1998
                                    ---------   ------------

Land                                $ 103,255    $ 108,433
Buildings and improvements            418,472      436,932
Furniture, fixtures and equipment         332          332
                                    ---------    ---------
                                      522,059      545,697
Less: accumulated depreciation        (10,208)      (9,469)
                                    ---------    ---------
                                    $ 511,851    $ 536,228
                                    ---------    ---------
                                    ---------    ---------


     Projects we had under development consisted of the following:


                                    March 31,   December 31,
                                       1999        1998
                                    ---------   ------------

Land                                $  8,962     $    8,941
Construction in progress               7,216          1,718
                                    ---------    ----------
                                    $ 16,178     $   10,659
                                    ---------    ----------
                                    ---------    ----------




1999 ACQUISITIONS

     On February 23, 1999, we acquired an office building located in Linthicum, Maryland (the "Airport XXI Property"). We acquired the property for $6,751, including transaction costs, using $6,650 in borrowings under our recourse revolving credit facility with Bankers Trust Company (the "Revolving Credit Facility") and cash reserves for the balance.

1999 CONSTRUCTION IN PROGRESS

     At March 31, 1999, we had construction underway on two new buildings. We also had a project underway that will expand the rentable square footage of one of our properties.

1999 DISPOSITIONS

     On January 22, 1999, we sold a retail property located in Westminster, Maryland. We sold the property for $18,900, of which $9,513 was used to pay off the mortgage loan payable on the property. We realized no gain on this sale and net proceeds totaled $9,068.

     We sold three of our retail properties located in the Midwest region of the United States. On February 26, 1999, we sold a property located in Delafield, Wisconsin for $3,303, of which $1,802 was used to pay off the mortgage loan payable on the property. On March 9, 1999, we sold properties located in Indianapolis, Indiana and Plymouth, Minnesota for $11,200, of which $4,597 was used to pay off mortgage loans payable on the properties. We realized a gain of $986 on the sale of the three Midwest region retail properties, including the value of the transaction involving Glacier Realty LLC (see Note 10). Net proceeds from these sales totaled $7,760.

NOTE 5   ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $34 at March 31, 1999 and $50 at December 31, 1998.

NOTE 6   INVESTMENT IN AND ADVANCES TO SERVICE COMPANIES

     We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM") and Corporate Development Services, LLC ("CDS"), using the equity method of accounting. Our investment in and advances to these Service Companies included the following:


                                         March 31,    December 31,
                                           1999           1998
                                         ---------    ------------
Notes receivable                         $ 3,205        $ 3,205
Equity investment in Service Companies       790            609
Advances receivable (payable)                706         (1,463)
                                         -------        -------
   Total                                 $ 4,701        $ 2,351
                                         -------        -------
                                         -------        -------



NOTE 7   DEFERRED CHARGES

     Deferred charges consisted of the following:


                                       March 31,    December 31,
                                         1999          1998
                                       ---------    ------------

Deferred financing costs                 $ 2,942      $ 2,611
Deferred leasing costs                     1,756        1,468
Deferred other                                24           24
                                         -------      -------
                                           4,722        4,103
Accumulated amortization                    (808)        (561)
                                         -------      --------
  Deferred charges, net                  $ 3,914      $ 3,542
                                         -------      -------
                                         -------      -------


NOTE 8   MORTGAGE LOANS PAYABLE

     On January 5, 1999, we entered into an interest rate swap agreement with Bankers Trust Company. This swap agreement fixes our one-month LIBOR base at 5.085% per annum on a notional amount of $30,000 through May 2001.


     On January 13, 1999, we entered into a $9,825 construction loan with FMB Bank to finance the construction of a building at our 134 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $4,866 at March 31, 1999.

     On February 8, 1999, we entered into a $10,875 construction loan with Provident Bank of Maryland to finance the construction of a building at our Woodlands II property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $2,736 at March 31, 1999.

NOTE 9   DIVIDENDS AND DISTRIBUTIONS

     On February 24, 1999, we declared the following dividends and distributions that were paid on April 15, 1999:

                                                                                   Common
                                                                     Preferred   Units held
                                                                     Units held      by
                                           Preferred      Common    by Minority   Minority
                                             Shares       Shares     Interests    Interests      Total
                                             ------       ------     ---------    ---------     -------

Total dividends/distributions               $    338      $3,025       $    853     $ 527        $4,743
Dividend/distribution per share/unit        $0.34375      $ 0.18       $0.40625     $0.18          N/A


NOTE 10  RELATED PARTY TRANSACTIONS

MANAGEMENT

     We have a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for personnel and other overhead-related expenses. During the three months ended March 31, 1999, we incurred management fees and related costs of $774 under this contract.

     We have a management agreement with CRM under which CRM provides property management services to most of our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3% of revenue from tenant billings. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs of $843 with CRM during the three months ended March 31, 1999.

     We had a management agreement with Glacier Realty LLC ("Glacier"), a company partially owned by one of our Trustees. Under the management agreement, Glacier was responsible for the management of our retail properties for a base annual fee of $250 plus a percentage of Average Invested Assets (as defined in the management agreement). Glacier was also entitled to fees upon our acquisition or sale of any net-leased retail real estate property, a fee that increased in the event that all or substantially all of the net-leased retail real estate properties were sold. The management agreement, entered into on October 14, 1997, had a term of five years. A fee was also due in the event that the management agreement was terminated, including for non-renewal. We incurred fees under this agreement of $63 in each of the three month periods ended March 31, 1999 and March 31, 1998. On March 19, 1999, our Operating Partnership issued 200,000 Common Units valued at $1,487 ($7.4375 per unit) in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States.

     We also have a management agreement with a company for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $27 for the three months ended March 31,1999 and $20 for the three months ended March 31, 1998.

CONSTRUCTION COSTS

     We have entered into a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. During the three months ended March 31, 1999, we incurred $262 under this contract, a substantial portion of which was capitalized into the cost of the related activities.

RENTAL INCOME

     During the three months ended March 31, 1999, we recognized revenue of $99 on office space leased to COMI and CRM. During the three months ended March 31, 1999, we recognized revenue of $227 on office space leased to Constellation Real Estate, Inc. ("Constellation"), which owns 42% of our Common Shares and 100% of our Preferred Shares, and its affiliate, Baltimore Gas and Electric Company ("BGE").

INTEREST INCOME

     During the three months ended March 31, 1999, we earned interest income of $72 on notes receivable from the Service Companies.

CONSTRUCTION FEES

     During the three months ended March 31, 1999, the Service Companies earned construction management fees of $42 from an entity owned by an officer and Trustee of ours.

LEASING COMMISSION

     During the three months ended March 31, 1999, the Service Companies earned a leasing commission of $56 from an entity owned by an officer and Trustee of ours.

FEES EARNED FROM CONSTELLATION AND BGE

     During the three months ended March 31, 1999, the Service Companies earned $450 from a project consulting and management agreement with Constellation. The Service Companies also earned $130 in fees and expense reimbursements during the three months ended March 31, 1999 under a property management agreement with BGE.

UTILITIES EXPENSE

     During the three months ended March 31, 1999, BGE provided utility services to most of our properties in the Baltimore/Washington Corridor.

NOTE 11  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------
                                                                           1999             1998
                                                                    ----------------   -----------------

Supplemental schedule of non-cash investing and financing activities:

Debt repaid in connection with sales of properties                        $ 15,912        $   --
                                                                          --------        --------
                                                                          --------        --------
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                          $   (270)       $   --
                                                                          --------        --------
                                                                          --------        --------
Increase in accrued capital improvements                                  $     89        $   --
                                                                          --------        --------
                                                                          --------        --------
Dividends/distributions payable                                           $  4,743        $  4,692
                                                                          --------        --------
                                                                          --------        --------
Increase in minority interests resulting from issuance of
   Common Units in connection with Glacier acquisition                    $  1,487        $   --
                                                                          --------        --------
                                                                          --------        --------


NOTE 12  INFORMATION BY BUSINESS SEGMENT

     We have five segments: Baltimore/Washington office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office and retail. Our office properties represent our core-business. We manage our retail properties as a single segment since they are considered outside of our core-business.

     The table below reports segment financial information. Our Greater Harrisburg and retail segments are not separately reported since they do not meet the reporting thresholds. We measure the performance of our segments based on total revenues less direct property operating expenses. Accordingly, we do not report other expenses by segment in the table below.


                                                                           Northern/
                                          Baltimore/       Greater        Central New
                                          Washington     Philadelphia       Jersey
                                            Office         Office           Office       Other         Total
                                           -------         ------           ------       ------      -------

Three Months Ended March 31, 1999:
Revenues                                   $ 10,314     $  2,506          $  4,096     $  1,607    $ 18,523
Direct property operating expenses            3,000            6             1,478          400       4,884
                                           --------     --------          --------     --------    --------
Income from operations                     $  7,314     $  2,500          $  2,618     $  1,207    $ 13,639
                                           --------     --------          --------     --------    --------
                                           --------     --------          --------     --------    --------
Commercial real estate property
    expenditures                           $  7,085     $  --             $    780     $  6,088    $ 13,953
                                           --------     --------          --------     --------    --------
Segment assets at March 31, 1999           $279,274     $108,568          $ 97,711     $ 64,650    $550,203
                                           --------     --------          --------     --------    --------
                                           --------     --------          --------     --------    --------
Three Months Ended March 31, 1998:
Revenues                                   $  --        $  2,506          $  1,620     $  1,399    $  5,525
Direct property operating expenses            --               3               584          312         899
                                           --------     --------          --------     --------    --------
Income from operations                     $  --        $  2,503          $  1,036     $  1,087    $  4,626
                                           --------     --------          --------     --------    --------
                                           --------     --------          --------     --------    --------
Commercial real estate property
    expenditures                           $  --        $  --             $  --        $     82    $     82
                                           --------     --------          --------     --------    --------

Segment assets at March 31, 1998           $  --        $109,830          $ 31,941     $ 50,885    $192,656
                                           --------     --------          --------     --------    --------
                                           --------     --------          --------     --------    --------



    The following table reconciles our income from operations for reportable segments to income before equity in income of Service Companies, gain on sales of rental properties, minority interests and extraordinary item as reported in our Consolidated Statements of Operations.


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------     ------------
Income from operations for reportable segments                     $ 13,639            $ 4,626
Less:
     Indirect property operating expenses                               119                --
     General and administrative                                         889                299
     Interest                                                         5,193              2,159
     Amortization of deferred financing costs                           225                 64
     Depreciation and amortization                                    2,792                977
     Reformation costs                                                  --                 637
                                                                      -----              -----
Income before equity in income of Service Companies, gain
   on sales of rental properties, minority interests and
   extraordinary item                                              $  4,421            $   490
                                                                      -----              -----
                                                                      -----              -----


     We did not allocate indirect property operating expenses, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general and administrative, reformation costs and termination of advisory agreement costs since these items represent general corporate expenses not attributable to segments.

NOTE 13  COMMITMENTS AND CONTINGENCIES

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

NOTE 14  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 1999 and 1998 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 1999.

     We prepared our pro forma condensed consolidated financial information presented below as if all of our 1999 and 1998 acquisitions and dispositions had occurred on January 1, 1998. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions and dispositions had occurred on January 1, 1998, nor does it intend to represent our results of operations for future periods.


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    -------------     ----------

Pro forma total revenues                                              $18,412          $15,361
                                                                      -------          -------
                                                                      -------          -------
Pro forma net income available to Common Shareholders                 $ 3,048          $ 1,570
                                                                      -------          -------
                                                                      -------          -------
Pro forma earnings per Common Share
  Basic                                                               $  0.18          $  0.09
                                                                      -------          -------
                                                                      -------          -------
  Diluted                                                             $  0.16          $  0.09
                                                                      -------          -------
                                                                      -------          -------


NOTE 15  SUBSEQUENT EVENTS


     On April 8, 1999, we obtained a $12,500 mortgage loan payable from FMB Bank, $9,000 of which is nonrecourse. The loan provides for monthly payments of interest, at a rate of LIBOR plus 1.75%, and principal of $23 in the loan's first year, $25 in the second year and $27 in the third year. The loan matures on May 1, 2002. We pledged three of our operating properties and one parcel of land as collateral to the lender. We use the term collateralize to describe all such arrangements.


     On April 16, 1999, we acquired two office buildings located in Hanover, Maryland (the "Parkway Crossing Properties"). We acquired these properties for $9,343, including transaction costs, by assuming $4,974 in debt, issuing 326,768 Common Units in our Operating Partnership valued at $3,431 ($10.50 per unit) and using $938 in borrowings under our Revolving Credit Facility.

     On April 28, 1999, we acquired eight office buildings and a contiguous parcel of land located in Hanover, Maryland (the "Commons Corporate Portfolio"). We purchased these properties for $25,891, including transaction costs, using $24,750 in borrowings under our Revolving Credit Facility and cash reserves for the balance.

     On May 4, 1999, we sold a retail property located in Glendale, Wisconsin for $1,900, of which $988 was used to pay off the mortgage loan payable on the property. We realized a gain of $100 on this sale and net proceeds totaled $791.


     On May 5, 1999, we obtained a $10,000 loan from Bankers Trust Company. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The loan matures on November 5, 1999 and is collateralized by the Commons Corporate Portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
     Over the last year, we completed a significant number of acquisitions. Our portfolio consisted of seven retail properties and ten office properties at March 31, 1998. During the last three quarters of 1998, we acquired 38 office and two retail properties. We financed these acquisitions using debt and issuing Common Shares, Preferred Shares and ownership interests in our Operating Partnership. To accommodate our growth and changing needs as an organization, we entered into a management arrangement with COMI in September 1998 (see Note 1 to the financial statements for a description of our interests in COMI). During the first quarter of 1999, we acquired one office property and sold four of our retail properties. As of March 31, 1999, our portfolio included 54 commercial real estate properties leased for office and retail purposes. Due to these significant changes, our results of operations changed dramatically.

     In this section, we discuss our financial condition and results of operations for the three months ended March 31, 1999. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 1999 compared to the three months ended March 31, 1998,
- what our primary sources and uses of cash were in the three months ended March 31, 1999,
- how we raised cash for investing and financing activities during the three months ended March 31, 1999,
-    how we intend to generate cash for future capital expenditures, and
- the computation of our funds from operations for the three months ended March 31, 1999 and 1998.

     It may be helpful as you read this section to refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth above.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                                                               %
                                                                     1999          1998      Variance       Change
                                                                  ----------    --------   ----------       ------

Revenues
     Rental income                                                $   16,179    $  4,919   $   11,260         229%
     Tenant recoveries and other income                                2,344         606        1,738         287%
                                                                  ----------    --------   ----------
        Total revenues                                                18,523       5,525       12,998         235%
                                                                  ----------    --------   ----------
Expenses
     Property operating                                                5,003         899        4,104         457%
     General and administrative                                          889         299          590         197%
     Interest expense and amortization of finance costs                5,418       2,223        3,195         144%
     Depreciation and other amortization                               2,792         977        1,815         186%
     Reformation costs                                                   --          637         (637)       (100%)
                                                                  ----------    --------   ----------
        Total expenses                                                14,102       5,035        9,067         180%
                                                                  ----------    --------   ----------
Income before equity in income of Service Companies, gain on sale of rental properties, minority interests and
     extraordinary item                                                4,421         490        3,931         802%
Equity in income of Service Companies                                    181         --           181          N/A
Gain on sales of rental properties                                       986         --           986          N/A
                                                                  ----------    --------   ----------
Income before minority interests                                       5,588         490        5,098       1,040%
Minority interests                                                    (1,349)       (989)        (360)         36%
Extraordinary item                                                      (694)        --          (694)         N/A
                                                                  ----------    --------    ----------
Net income (loss)                                                      3,545        (499)       4,044          N/A
Preferred Dividends                                                     (338)        --          (338)         N/A
                                                                  ----------    --------    ---------
Net income (loss) available to Common Shareholders                $    3,207    $   (499)   $   3,706          N/A
                                                                  ----------    --------    ---------
                                                                  ----------    --------    ---------
Earnings (loss) per Common Share
     Basic                                                        $     0.19    $  (0.22)   $    0.41          N/A
     Diluted                                                      $     0.17    $  (0.22)   $    0.39          N/A



     Our total revenues increased $13 million or 235%, of which $11.3 million was generated by rental income and $1.7 million by tenant recoveries and other income. Tenant recovery income includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses. Our growth in revenues was due mostly to our property acquisitions in 1998 and 1999, although revenues increased $220,000 due to increases in operating expense reimbursements and other income at properties we owned since the beginning of 1998 and decreased $92,000 due to our Midwest region retail property sales.

     Our total expenses increased $9.1 million or 180% due mostly to the effects of the increases in property operating, interest expense and amortization of deferred finance costs, depreciation and amortization and general and administrative expenses described below. However, our expenses for the three months ended March 31, 1998 also included $637,000 in nonrecurring costs associated with our reformation into a Maryland REIT in March 1998.

     Our property operating expenses increased $4.1 million or 457% due mostly to our property acquisitions, although $85,000 of the increase is attributable to increases relating to properties we owned since the beginning of 1998. Our interest expense and amortization of deferred financing costs increased $3.2 million or 144% due mostly to our borrowings and assumptions of debt needed to finance property acquisitions, although a decrease of $51,000 is attributable to our Midwest region retail property sales. Our depreciation and amortization expense increased $1.8 million or 186% due mostly to our property acquisitions.

     Our general and administrative expenses increased $590,000 or 197%. Much of this increase is due to the arrangement we entered into with COMI necessitated by our growing portfolio of properties and the desire to enhance our organizational infrastucture to more efficiently meet tenant needs and further the growth of the Company. Approximately $100,000 of this increase is due to additional professional fees for audit, legal and tax preparation required to support the increased complexity of our organization resulting from our growth and creation of our Operating Partnership and the Service Companies. In addition, approximately $80,000 of this increase resulted from external costs we incurred for public relations and marketing. However, our general and administrative expenses decreased as a percentage of total revenue.


     Our income before minority interests for the three months ended March 31, 1999 includes our equity in income from the Service Companies and the gain we realized on the sale of four of our retail properties, items that were not present for the three months ended March 31, 1998.

     As a result of the above factors, income before minority interests increased by $5.1 million, or 1,040%. Our income allocation to minority interests increased $360,000 or 36%. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of the Operating Partnership's net income not allocated to us. Minority interests owned 15% of the Operating Partnership during the three months ended March 31, 1999 versus 79% during the three months ended March 31, 1998. Accordingly, the increase in income allocated to minority interests is due to the increase in the Operating Partnership's net income, offset by the decreased percentage of income allocated to minority interests.


     Our net income available to Common Shareholders increased $3.7 million due to the factors discussed above partially offset by a $694,000 loss on the retirement of debt and $338,000 in dividends declared on our Series A Preferred Shares, items that were not present for the three months ended March 31, 1998. Our diluted earnings per Common Share increased $0.41 per share due to the effect of the increase in net income being proportionately greater than the dilutive effects of (i) our share offering in April 1998, (ii) the issuance of Common Shares and Common Units in our Operating Partnership in connection with our property acquisitions during the later portion of 1998 and (iii) the issuance of Common Units in connection with the acquisition of Glacier in March 1999.


LIQUIDITY AND CAPITAL RESOURCES


CAPITALIZATION AND LIQUIDITY

     Cash provided from operations represents our primary source of liquidity to fund shareholder and unitholder distributions, pay debt service and fund working capital requirements. We expect to continue to use our property cash flow to meet our short-term cash requirements, including all property expenses, general and administrative expenses, debt service, distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.


     We have financed our property acquisitions using a combination of borrowings secured by our properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our Revolving Credit Facility to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise. As of May 11, 1999, the maximum amount available under the Revolving Credit Facility was $100.0 million, of which $15.0 million was unused.

     Our debt strategy favors long-term, fixed-rate debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of March 31, 1999, 79% of our mortgage loans payable balance carried fixed interest rates. Our scheduled principal payment requirements in 1999 and 2000 will be limited to normal debt service that we expect to fund using property cash flow, assuming we exercise existing options to extend loan maturity dates.


     Mortgage loans payable at March 31, 1999 consisted of the following (dollars in thousands):



Term Credit Facility, 7.50%, maturing October 2000 (1)                                $100,000
TIAA Mortgage, 6.89%, maturing November 2008                                            84,482
Revolving Credit Facility, LIBOR + 1.75%, maturing May 2000 (2)                         81,950
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                6,332
FMB Bank, LIBOR + 1.6%, maturing February 2001 (3)                                       4,866
Provident Bank of Maryland, LIBOR + 1.75%, maturing September 2000                       2,886
Provident Bank of Maryland, LIBOR + 1.75%, maturing February 2001 (4)                    2,736
Other Mortgages - Retail Properties, fixed rates ranging from 7.63% to
   8.0%, maturities ranging from 2011 to 2014 (5)                                        7,584
                                                                                      --------
                                                                                      $290,836
                                                                                      --------
                                                                                      --------

(1) May be extended for two one-year periods, subject to certain conditions.
(2) May be extended for a one-year period, subject to certain conditions.
(3) Construction loan with a total commitment of $9,825.
(4) Construction loan with a total commitment of $10,875.
(5) Repaid $988 on May 4, 1999 using proceeds from the Glendale sale.



     We have no contractual obligations for property acquisitions or material capital costs, other than the April and May 1999 property acquisitions and dispositions discussed below, and the completion of the two development projects discussed below and tenant improvements in the ordinary course of business. We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units. We have effective a Form S-3 shelf registration statement on file with the Securities and Exchange Commission, under which we may sell up to $250 million in equity securities depending upon our needs and market conditions. We also expect to generate cash proceeds from the sale of our four remaining retail properties.


INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 1999:

     During the three months ended March 31, 1999, our property acquisitions activity consisted solely of the acquisition of Airport XXI Property, an office building located in Linthicum, Maryland totaling approximately 68,000 square feet. We acquired the property for $6.8 million, including $201,000 in transaction costs, using $6.7 million in borrowings under our Revolving Credit Facility and cash reserves for the balance.

     During the three months ended March 31, 1999, we had construction underway on an aggregate of 198,000 square feet of new office space at our Woodlands II and 134 National Business Parkway properties. We entered into $20.7 million in construction loans during this period to finance the construction of these projects. Borrowings under these loans totaled $7.6 million at March 31, 1999.

     During the three months ended March 31, 1999, we sold four retail properties for $33.4 million, of which $15.9 million was used to pay off the mortgage loans payable on the properties. We realized a gain of $986,000 on the sales of these properties, including the value of the transaction involving Glacier (discussed below). Net proceeds from these sales totaled $16.8 million, $14.7 million of which was used to repay a portion of our Revolving Credit Facility and the remainder was applied to working capital.

     On March 19, 1999, our Operating Partnership issued 200,000 Common Units valued at $1,487 ($7.4375 per unit) in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States.

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE THREE MONTHS ENDED MARCH 31, 1999:


     On April 8, 1999, we obtained a $12.5 million mortgage loan payable from FMB Bank, $9.0 million of which is nonrecourse. The loan provides for monthly payments of interest, at a rate of LIBOR plus 1.75%, and principal of $23,000 in the loan's first year, $25,000 in the second year and $27,000 in the third year. The loan matures on May 1, 2002. This loan is collateralized by three of our operating properties and one parcel of land. The proceeds from this loan were used to pay down our Revolving Credit Facility.


     On April 16, 1999, we acquired the Parkway Crossing Properties, two office buildings located in Hanover, Maryland totaling approximately 99,000 square feet. We acquired these properties for $9.3 million, including transaction costs, by assuming $5.0 million in debt, issuing 326,768 Common Units in our Operating Partnership valued at $3.4 million ($10.50 per unit) and using $938,000 in borrowings under our Revolving Credit Facility.


     In connection with the acquisition of the Parkway Crossing Properties, we assumed three nonrecourse mortgage loans payable collateralized by these buildings. One of these loans is with IDS Life Insurance Company. This loan has a balance of $3.1 million, bears interest at a fixed rate of 8.375% and provides for monthly principal and interest payments of $44,000. This loan matures on June 1, 2007. The other two loans are with the seller. The two loans with the seller, which carry identical terms, have a combined balance of $1.9 million, bear interest at the lesser of Prime plus 0.5% or 9.38% (currently 8.25%) and provide for monthly payments of interest plus fixed principal payments of $4,000. These loans mature on May 25, 2007.


     On April 28, 1999, we acquired the Commons Corporate Portfolio, eight office buildings totaling approximately 250,000 square feet and a contiguous parcel of land located in Hanover, Maryland. We purchased these properties for $25.9 million, including transaction costs, using $24.8 million in borrowings under our Revolving Credit Facility and cash reserves for the balance.

     On May 4, 1999, we sold a retail property located in Glendale, Wisconsin for $1.9 million of which $988,000 was used to pay off the mortgage payable on the property. We realized a gain of $100,000 on this sale and net proceeds of $791,000. The proceeds from this sale were applied to our cash reserves.

     On May 5, 1999, we obtained a $10.0 million loan from Bankers Trust Company. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The proceeds from this loan were used to pay down our Revolving Credit Facility. The loan matures on November 5, 1999 and is collateralized by the Commons Corporate Portfolio.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operations of $6.5 million in the three months ended March 31, 1999, an increase of $5.5 million from the three months ended March 31, 1998. Our increase in cash flows from operations is due mostly to income generated from our newly acquired properties. Our net cash flow used in investing activities for the three months ended March 31, 1999 decreased $604,000 from the three months ended March 31, 1998 due mostly to the $16.8 million in proceeds generated from our retail property sales, offset by $13.8 million in additional cash outlays associated with purchases of and improvements to real estate properties during the period and $2.2 million in advances made to the Service Companies (see Note 1 to the financial statements). Our net cash flow used in financing activities for the three months ended March 31, 1999 increased $3.8 million from the three months ended March 31, 1998 due mostly to $19.1 million in additional repayments of mortgage loans payable and $3.4 million in additional dividend and distribution payments during the period, offset by $19.1 million in additional proceeds from mortgage loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into common shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three months ended March 31, 1999 and 1998 are summarized in the following table.


                                                                      For the three months ended
                                                                               March 31,
                                                                    -----------------------------
                                                                      (Dollars and shares for
                                                                         this table are in
                                                                            thousands)

                                                                         1999              1998
                                                                       ---------         --------
      Income before minority interests...................             $  5,588           $  490
      Add: Nonrecurring charges
        Reformation costs................................                  --               637
      Add:  Real estate related depreciation and
        amortization.....................................                2,774              972
      Less: Preferred Unit distributions.................                 (853)            (853)
      Less: Preferred Share dividends....................                 (338)            --
      Less: Gain on sales of rental properties...........                 (986)            --
                                                                       ---------         --------
      Funds from operations..............................                6,185            1,246
      Add: Preferred Unit distributions..................                  853              853
      Add:  Preferred Share dividends....................                  338             --
                                                                       ---------         --------
      Funds from operations assuming conversion of
        Preferred Units and Preferred Shares.............                7,376            2,099
      Less:  Straight line rent adjustments..............                 (675)            (359)
      Less:  Recurring capital improvements..............                 (669)            --
                                                                       ---------         --------
      Adjusted funds from operations assuming conversion of
        Preferred Units and Preferred Shares..............            $  6,032         $  1,740
                                                                      ---------         --------
                                                                      ---------         --------
      Weighted average Common Shares.....................               16,802            2,268
      Conversion of Common Units.........................                2,759            2,582
                                                                      ---------         --------
      Weighted average Common Shares/Units...............               19,561            4,850
      Assumed conversion of share options................                    8               26
      Conversion of Preferred Shares.....................                1,845             --
      Conversion of Preferred Units......................                7,500            7,500
                                                                      ---------         --------
      Weighted average Common Shares/Units assuming
        conversion of Preferred Units and Preferred Shares              28,914           12,376
                                                                      ---------         --------
                                                                      ---------         --------



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


     Our accounting software system was certified as Year 2000 compliant by its manufacturer. Accordingly, we do not anticipate problems in processing the billing and collection of revenue, paying of expenditures, recording of financial transactions, preparing financial statements and maintaining and generating system driven managerial information. Our information technology and accounting groups are conducting internal tests to ensure compliance. This testing process is estimated to be completed by the second quarter of 1999. Our accounting department has developed a plan that will enable a certain amount of manual processing to take place in the unlikely event that problems arise with our accounting software.

     Our property management team has been continually evaluating the impact of the Year 2000 Issue on the various facets of property operating systems since the beginning of 1998. This evaluation process will continue through the second quarter of 1999. Based on the current status of this evaluation process, we do not anticipate any material adverse consequences on property operations. Our property management team has alternative plans in place to address unexpected problems that may arise with the property operating systems. Additional property management staff will also be on-call to respond to any such problems beginning January 1, 2000.


     We rely on third party suppliers for a number of key services. Interruption of supplier operations due to the Year 2000 Issue could affect our operations. We also are dependent upon our tenants for revenue and cash flow. Interruptions in tenant operations due to the Year 2000 Issue could result in reduced revenue, increased receivable levels and cash flow reductions. Our property management team contacted our significant tenants and suppliers regarding their Year 2000 readiness and is currently in the process of evaluating responses. We are being continually updated on the status of this process, which is estimated to be completed by the second quarter of 1999.

     Based on information currently available from our internal assessment, we do not expect significant incremental costs associated with our Year 2000 activities during 1999. We will also evaluate Year 2000 issues for all future property acquisitions and development.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks associated with our financial instruments, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our revolving credit facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our mortgage loans payable carrying fixed interest rate terms mature and need to be refinanced.

     Based on our variable rate debt balances during the three months ended March 31, 1999, our interest expense would have increased $150,000 if interest rates were 1% higher.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2.  CHANGES IN SECURITIES

a. None

b. None

c. On March 19, 1999, our Operating Partnership issued 200,000 Common Units in exchange for all of the ownership interests in Glacier. The issuance of these Common Units is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. These Common Units are exchangeable into our Common Shares, subject to certain conditions.

d. None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------

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

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------

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

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------

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

2.21 Contribution Agreement, dated February 24, 1999, between the Operating Partnership and John Parsinen, John D. Parsinen, Jr., Enterprise Nautical, Inc. and Vernon Beck.

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

4.4.1 Amended and Restated Limited Partnership Agreement of the Operating Partnership,

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------
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

10.10 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation,

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------
          dated March 12, 1997, with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission Fil No. 333-45649) and incorporated herein by reference).

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

EXHIBIT
  NO.                           DESCRIPTION
--------  ---------------------------------------------------------------------
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

10.25.1 Lease Agreement, dated August 3, 1998, between Constellation Real Estate, Inc. and Constellation Properties, Inc.

10.25.2 First Amendment to Lease, dated December 30, 1998, between Three Centre Park, LLC and Constellation Properties, Inc.

10.26.1 Lease Agreement, dated April 27, 1993, between Constellation Properties, Inc. and Baltimore Gas and Electric Company.

10.26.2 First Amendment to Lease, dated December 9, 1998, between COPT Brandon, LLC and Baltimore Gas and Electric Company.

27        Financial Data Schedule.

c.  Reports on Form 8-K

We filed the following Current Report on Form 8-K in the three months ended March 31, 1999:


Item 2 dated January 14, 1999 in connection with acquisitions of a newly constructed office building located in Anne Arundel County, Maryland on December 30, 1998 and three office buildings and a contiguous parcel of developed land located in Columbia, Maryland on December 31, 1998, amended February 2, 1999 to include relevant financial statements and pro forma financial information.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORPORATE OFFICE PROPERTIES TRUST



Date: May 14, 1999                     By: /s/ Randall M. Griffin
                                           -------------------------------------
                                           Randall M. Griffin
                                           President and Chief Operating Officer



Date: May 14, 1999                     By: /s/ Roger A. Waesche, Jr.
                                           -------------------------------------
                                           Roger A. Waesche, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer