Form 10-Q
period 1999-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 1999-08-13
CIK 860546

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

For the quarterly period ended            JUNE 30 , 1999
                               ---------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from____________________ to __________________________

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

                                   ----------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes    / / No

On August 13, 1999, 17,174,171 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I:  FINANCIAL INFORMATION

Item 1:   Financial Statements:

            Consolidated Balance Sheets as of June 30, 1999 (unaudited)
             and December 31, 1998                                            3
            Consolidated Statements of Operations for the three and six
             months ended June 30, 1999 and 1998 (unaudited)                  4
            Consolidated Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998 (unaudited)                         5
            Notes to Consolidated Financial Statements                        6
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        18
Item 3:   Quantitative and Qualitative Disclosures About Market Risk         27


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings                                                  28
Item 2:   Changes in Securities                                              28
Item 3:   Defaults Upon Senior Securities                                    28
Item 4:   Submission of Matters to a Vote of Security Holders                29
Item 5:   Other Information                                                  29
Item 6:   Exhibits and Reports on Form 8-K                                   29


SIGNATURES                                                                   36


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        CORPORATE OFFICE PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   June 30,      December 31,
                                                                     1999            1998
                                                                  -----------    ------------
                                                                  (unaudited)
ASSETS
Commercial real estate properties:
  Operating properties, net                                       $ 534,530       $ 536,228
  Projects under construction                                        25,553          10,659
--------------------------------------------------------------    ---------       ---------
  Total commercial real estate properties, net                      560,083         546,887

Cash and cash equivalents                                             6,250           2,349
Accounts receivable, net                                              2,040           2,986
Investment in and advances to Service Companies                       4,200           2,351
Deferred rent receivable                                              3,297           2,263
Deferred charges, net                                                 3,862           3,542
Prepaid and other assets                                              3,661           3,299
--------------------------------------------------------------    ---------       ---------
TOTAL ASSETS                                                      $ 583,393       $ 563,677
--------------------------------------------------------------    ---------       ---------
--------------------------------------------------------------    ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage and other loans payable                                $ 318,179       $ 306,824
  Accounts payable and accrued expenses                               5,127           3,395
  Rents received in advance and security deposits                     2,743           2,789
  Dividends/distributions payable                                     4,792           4,692
  Other liabilities                                                   1,217            --
--------------------------------------------------------------    ---------       ---------
Total liabilities                                                   332,058         317,700
--------------------------------------------------------------    ---------       ---------
Minority interests:
  Preferred Units                                                    52,500          52,500
  Common Units                                                       29,548          24,696
--------------------------------------------------------------    ---------       ---------
Total minority interests                                             82,048          77,196
--------------------------------------------------------------    ---------       ---------
Commitments and contingencies (Note 13)

Shareholders' equity:
  Preferred Shares ($0.01 par value; 5,000,000 authorized);
   1,025,000 designated as Series A Cumulative Convertible
     Preferred Shares of beneficial interest (984,308 shares
     issued and outstanding)                                             10              10
   1,725,000 designated as Series B Cumulative Redeemable
     Preferred Shares of beneficial interest (none issued
     and outstanding)                                                    --              --
  Common Shares of beneficial interest ($0.01 par value;
     45,000,000 authorized, 16,801,876 shares issued and
     outstanding)                                                       168             168
  Additional paid-in capital                                        175,930         175,802
  Accumulated deficit                                                (6,821)         (7,199)
--------------------------------------------------------------    ---------       ---------
Total shareholders' equity                                          169,287         168,781
--------------------------------------------------------------    ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 583,393       $ 563,677
--------------------------------------------------------------    ---------       ---------
--------------------------------------------------------------    ---------       ---------

                See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            For the three months       For the six months
                                                                 ended June 30,          ended June 30,
                                                            ---------------------     ---------------------
                                                              1999        1998          1999         1998
                                                              ----        ----          ----         ----
REVENUES

  Rental income                                             $ 17,023     $  7,058     $ 33,202     $ 11,977
  Tenant recoveries and other income                           2,519          784        4,863        1,390
--------------------------------------------------------    --------     --------     --------     --------
    Total revenues                                            19,542        7,842       38,065       13,367
--------------------------------------------------------    --------     --------     --------     --------
EXPENSES
  Property operating                                           5,385        1,645       10,388        2,544
  General and administrative                                     796          359        1,685          658
  Interest                                                     5,226        2,416       10,419        4,575
  Amortization of deferred financing costs                       322           83          547          147
  Depreciation and other amortization                          2,887        1,281        5,679        2,258
  Reformation costs                                             --           --           --            637
--------------------------------------------------------    --------     --------     --------     --------
    Total expenses                                            14,616        5,784       28,718       10,819
--------------------------------------------------------    --------     --------     --------     --------
Income before equity in income of Service Companies,
  gain on sales of rental properties, minority interests
  and extraordinary item                                       4,926        2,058        9,347        2,548
Equity in income of Service Companies                            145         --            326         --
--------------------------------------------------------    --------     --------     --------     --------
Income before gain on sales of rental properties,
  minority interests and extraordinary item                    5,071        2,058        9,673        2,548
Gain on sales of rental properties                               154         --          1,140         --
--------------------------------------------------------    --------     --------     --------     --------
Income before minority interests and extraordinary item        5,225        2,058       10,813        2,548
Minority interests
  Preferred Units                                               (853)        (853)      (1,706)      (1,706)
  Common Units                                                  (670)        (276)      (1,166)        (412)
--------------------------------------------------------    --------     --------     --------     --------
Income before extraordinary item                               3,702          929        7,941          430
Extraordinary item - loss on early retirement of debt           (144)        --           (838)        --
--------------------------------------------------------    --------     --------     --------     --------
NET INCOME                                                     3,558          929        7,103          430
Preferred Share dividends                                       (338)        --           (676)        --
--------------------------------------------------------    --------     --------     --------     --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                 $  3,220     $    929     $  6,427     $    430
--------------------------------------------------------    --------     --------     --------     --------
--------------------------------------------------------    --------     --------     --------     --------
BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary item                          $   0.20     $   0.12     $   0.43     $   0.09
  Extraordinary item                                           (0.01)        --          (0.05)        --
--------------------------------------------------------    --------     --------     --------     --------
  Net income                                                $   0.19     $   0.12     $   0.38     $   0.09
--------------------------------------------------------    --------     --------     --------     --------
--------------------------------------------------------    --------     --------     --------     --------
DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary item                          $   0.17     $   0.12     $   0.37     $   0.09
  Extraordinary item                                            --           --          (0.04)        --
--------------------------------------------------------    --------     --------     --------     --------
  Net income                                                $   0.17     $   0.12     $   0.33     $   0.09
--------------------------------------------------------    --------     --------     --------     --------
--------------------------------------------------------    --------     --------     --------     --------

                 See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           For the six months
                                                             ended June 30,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  7,103     $    430
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interests                                      2,872        2,118
    Depreciation and amortization                           5,679        2,258
    Amortization of deferred financing costs                  547          147
    Equity in income of Service Companies                    (326)        --
    Gain on sales of properties                            (1,140)        --
    Increase in deferred rent receivable                   (1,502)        (742)
    Decrease (increase) in accounts receivable and
      prepaid and other assets                              1,646       (1,029)
    Increase in accounts payable, accrued expenses,
      rents received in advance and security deposits         991        1,517
------------------------------------------------------   --------     --------
          Net cash provided by operating activities        15,870        4,699
------------------------------------------------------   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real
     estate properties                                    (57,370)     (95,836)
   Proceeds from sales of operating properties             29,970         --
   Investments in and advances to Service Companies        (1,523)        --
   Leasing commissions paid                                  (531)        (151)
   Increase in prepaid and other assets                       (18)        (143)
------------------------------------------------------   --------     --------
       Net cash used in investing activities              (29,472)     (96,130)
------------------------------------------------------   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable          69,478       23,750
   Repayments of mortgage and other loans payable         (42,292)        (174)
   Increase in other liabilities                            1,217         --
   Deferred financing costs paid                             (507)        (510)
   Increase in prepaid and other assets                      (958)        --
   Net proceeds from issuance of Common Shares               --         72,742
   Dividends/distributions paid                            (9,435)      (2,858)
------------------------------------------------------   --------     --------
       Net cash provided by financing activities           17,503       92,950
------------------------------------------------------   --------     --------

Net increase in cash and cash equivalents                   3,901        1,519

CASH AND CASH EQUIVALENTS
  Beginning of period                                       2,349        3,395
------------------------------------------------------   --------     --------
  End of period                                          $  6,250     $  4,914
------------------------------------------------------   --------     --------
------------------------------------------------------   --------     --------

                See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1    ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries is a fully integrated and self-managed real estate investment trust ("REIT"). We focus on the ownership, management, leasing, acquisition and development of suburban office properties in select Mid-Atlantic submarkets. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of June 30, 1999, our portfolio included 61 commercial real estate properties leased principally for office purposes.

     We conduct our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 1999 follows:

                                                  % Owned by COPT
                                                  ---------------
Common Units (see Notes 3 and 15)                       82%
Series A Preferred Units                               100%
Initial Preferred Units (see Notes 3 and 15)             0%


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

     Common Units of the Operating Partnership are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). The Common Units are also exchangeable into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $576 at June 30, 1999 and $488 at December 31, 1998.

     The owners of our Operating Partnership's Initial Preferred Units are entitled to a 6.5% priority annual return. Income of our Operating Partnership is also allocated to holders of Initial Preferred Units using the 6.5% priority annual return. These units are convertible by unitholders at their option on or after October 1, 1999, into Common Units on the basis of 3.5714 Common Units for each Initial Preferred Unit, plus any accrued return (see Note 15). We have accrued distributions related to Initial Preferred Units owned by minority interests of $853 at June 30, 1999 and December 31, 1998.

INTEREST RATE SWAP ARRANGEMENTS

     We recognize the interest rate differential to be paid or received on interest rate swap agreements as an adjustment to interest expense.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations for income before extraordinary item is as follows (dollars and shares in thousands):

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              ---------------------------    -------------------------
                                                    1999       1998               1999       1998
                                                   -------    -------            -------    -------
Numerator:
Net income available to Common Shareholders        $ 3,220    $   929            $ 6,427    $   430
Extraordinary loss                                     144       --                  838       --
                                                   -------    -------            -------    -------
Numerator for basic earnings per share
  before extraordinary item                          3,364        929              7,265        430
Minority interests - Initial Preferred Units           853        853              1,706       --
Minority interests - Preferred Shares                 --         --                  676       --
Minority interests -  Common Units                    --          276               --         --
                                                   -------    -------            -------    -------
Numerator for diluted earnings per share
  before extraordinary item                        $ 4,217    $ 2,058            $ 9,647    $   430
                                                   -------    -------            -------    -------
                                                   -------    -------            -------    -------

Denominator:
Weighted average Common Shares - basic              16,802      7,628             16,802      4,964
Assumed conversion of share options                      9         21                  9         21
Conversion of Initial Preferred Units                7,500      7,500              7,500       --
Conversion of Preferred Shares                        --         --                1,845       --
Conversion of Common Units                            --        2,582               --         --
                                                   -------    -------            -------    -------
Weighted average Common Shares - diluted            24,311     17,731             26,156      4,985
                                                   -------    -------            -------    -------
                                                   -------    -------            -------    -------

     Our diluted EPS computation for the three months ended June 30, 1999 only assumes conversion of Initial Preferred Units because conversions of Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended June 30, 1998 only assumes conversion of Initial Preferred Units and Common Units because conversions of Preferred Shares would increase diluted EPS in that period.

     Our diluted EPS computation for income before extraordinary item for the six months ended June 30, 1999 as reported above only assumes conversion of Preferred Shares and Initial Preferred Units because conversions of Common Units would increase diluted EPS in that period. Our diluted EPS computation for net income for the six months ended June 30, 1999 only assumes conversion of Initial Preferred Units because conversions of Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the six months ended June 30, 1998 does not assume conversion of Initial Preferred Units or Common Units since these conversions would increase diluted EPS in that period.

NOTE 4    COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:

                                                June 30,     December 31,
                                                  1999          1998
                                               ---------     ---------
          Land                                 $ 107,830     $ 108,433
          Buildings and improvements             438,301       436,932
          Furniture, fixtures and equipment          339           332
                                               ---------     ---------
                                                 546,470       545,697
          Less: accumulated depreciation         (11,940)       (9,469)
                                               ---------     ---------
                                               $ 534,530     $ 536,228
                                               ---------     ---------
                                               ---------     ---------

     Projects we had under development consisted of the following:

                                     June 30,   December 31,
                                       1999        1998
                                     --------   ------------
          Land                        $12,271      $ 8,941
          Construction in progress     13,282        1,718
                                      -------      -------
                                      $25,553      $10,659
                                      -------      -------
                                      -------      -------

1999 ACQUISITIONS

     We acquired the following office properties during the six months ended June 30, 1999:

                                                                             Number
                                                                Date of        of       Total Rentable     Initial
        Project Name                     Location             Acquisition   Buildings    Square Feet        Cost
-------------------------------     ----------------------    -----------   ---------    -------------     -------
Airport Square XXI                  Linthicum, MD               2/23/99         1            67,913       $  6,751
Parkway Crossing Properties         Hanover, MD                 4/16/99         2            99,026          9,524
Commons Corporate Portfolio (1)     Hanover, MD                 4/28/99         8           250,413         25,442
Princeton Executive Building        Monmouth Junction,  NJ      6/24/99         1            61,300          6,020


-------------------
(1) Does not include $400 allocated to projects under development and $50 relating to land under a ground lease.

     We also acquired for $2,908 a parcel of land located in Annapolis Junction, Maryland that is contiguous to certain of our existing operating properties.

1999 DISPOSITIONS

     We sold the following properties during the six months ended June 30, 1999:

                                             Property
                                             Type (1)      Date of      Total Rentable
   Project Name            Location                          Sale         Square Feet      Sale Price
-------------------     ----------------     --------      --------     --------------     ----------
Cranberry Square        Westminster, MD         R           1/22/99         139,988        $ 18,900
Delafield Retail        Delafield, WI           R           2/26/99          52,800           3,303
Indianapolis Retail     Indianapolis, IN        R           3/09/99          67,541           5,735
Plymouth Retail         Plymouth, MN            R           3/09/99          67,510           5,465
Glendale Retail         Glendale, WI            R           5/04/99          36,248           1,900
Peru Retail             Peru, IL                R           6/16/99          60,232           3,750
Browns Wharf            Baltimore, MD           O           6/24/99         103,670          10,575
Oconomowoc Retail       Oconomowoc, WI          R           6/25/99          39,272           2,575


-------------------
(1)  "R" indicates retail property; "O" indicates office property.

1999 CONSTRUCTION IN PROGRESS

     At June 30, 1999, we had development underway on three new buildings. We also had an expansion project underway that will increase the rentable square footage of one of our properties by approximately 6,000 square feet.

NOTE 5    ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $51 at June 30, 1999 and $50 at December 31, 1998.

NOTE 6    INVESTMENT IN AND ADVANCES TO SERVICE COMPANIES

     We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM") and Corporate Development Services, LLC ("CDS"), using the equity method of accounting. Our investment in and advances to these Service Companies included the following:

                                                    June 30,  December 31,
                                                      1999       1998
                                                    -------    -------
          Notes receivable                          $ 3,205    $ 3,205
          Equity investment in Service Companies        935        609
          Advances receivable (payable)                  60     (1,463)
                                                    -------    -------
             Total                                  $ 4,200    $ 2,351
                                                    -------    -------
                                                    -------    -------

NOTE 7    DEFERRED CHARGES

     Deferred charges consisted of the following:

                                      June 30,    December 31,
                                        1999         1998
                                      -------     ------------
          Deferred financing costs    $ 3,055       $ 2,611
          Deferred leasing costs        1,915         1,468
          Deferred other                   24            24
                                      -------       -------
                                        4,994         4,103
          Accumulated amortization     (1,132)         (561)
                                      -------       -------
          Deferred charges, net       $ 3,862       $ 3,542
                                      -------       -------
                                      -------       -------

NOTE 8    MORTGAGE AND OTHER LOANS PAYABLE

     This section highlights new borrowing arrangements entered into during the six months ended June 30, 1999.

     On January 5, 1999, we entered into an interest rate swap agreement with Deutsche Banc Alex. Brown. This swap agreement fixes our one-month LIBOR base at 5.085% per annum on a notional amount of $30,000 through May 2001.

     On January 13, 1999, we entered into a $9,825 construction loan with Allfirst Bank to finance the construction of a building at our 134 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $6,075 at June 30, 1999.

     On February 8, 1999, we entered into a $10,875 construction loan with Provident Bank of Maryland to finance the construction of a building at our Woodlands II property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $4,780 at June 30, 1999.

     On April 8, 1999, we obtained a $12,500 mortgage loan payable from Allfirst Bank, $9,000 of which is nonrecourse. The loan provides for monthly payments of interest, at a rate of LIBOR plus 1.75%, and principal of $23 in the loan's first year, $25 in the second year and $27 in the third year. The loan matures on May 1, 2002. We pledged three of our operating properties and one parcel of land as collateral to the lender. We use the term collateralize to describe all such arrangements.

     On April 16, 1999, we assumed three nonrecourse loans in connection with the acquisition of the Parkway Crossing Properties. We assumed a $3,200 mortgage loan payable from IDS Life Insurance Company. The loan provides for monthly payments of principal and interest at a fixed rate of 8.375%. The loan matures on June 1, 2007. We also assumed two loans with the seller totaling $1,897 that carry identical terms. These loans provide for monthly payments of interest at a rate equal to the lesser of prime plus 0.5% (currently 8.5%) or 9.38% plus fixed principal payments of $4. These loans mature on May 25, 2007.

     On May 5, 1999, we obtained a $10,000 loan from Deutsche Banc Alex. Brown. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The loan matures on November 5, 1999 and is collateralized by the Commons Corporate Portfolio.

NOTE 9    DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the six months ended June 30, 1999:

                                                                        Dividend/        Total
                                                                       Distribution    Dividend/
                               Record Date          Payable Date        Per Share     Distribution
                               -----------          ------------        ---------     ------------
Preferred Shares:
   Fourth Quarter 1998       December 31, 1998     January 15, 1999     $ 0.34375           $ 327
   First Quarter 1999        March 31, 1999        April 15, 1999       $ 0.34375           $ 338
   Second Quarter 1999       June 30, 1999         July 15, 1999        $ 0.34375           $ 338

Common Shares:
   Fourth Quarter 1998       December 31, 1998     January 15, 1999        $ 0.18         $ 3,025
   First Quarter 1999        March 31 ,1999        April 15, 1999          $ 0.18         $ 3,025
   Second Quarter 1999       June 30, 1999         July 15, 1999           $ 0.18         $ 3,025

Initial Preferred Units:
   Fourth Quarter 1998       December 31, 1998     January 15, 1999     $ 0.40625           $ 853
   First Quarter 1999        March 31, 1999        April 15, 1999       $ 0.40625           $ 853
   Second Quarter 1999       June 30, 1999         July 15, 1999        $ 0.40625           $ 853

Common Units:
   Fourth Quarter 1998       December 31, 1998     January 15, 1999        $ 0.18           $ 487
   First Quarter 1999        March 31, 1999        April 15, 1999          $ 0.18           $ 527
   Second Quarter 1999       June 30, 1999         July 15, 1999           $ 0.18           $ 576

NOTE 10   RELATED PARTY TRANSACTIONS

MANAGEMENT

     We have a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for personnel and other overhead-related expenses. During the six months ended June 30, 1999, we incurred management fees and related costs of $1,529 under this contract.

     We have a management agreement with CRM under which CRM provides property management services to most of our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3% of revenue from tenant billings. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs of $1,831 under this agreement during the six months ended June 30, 1999.

     We had a management agreement with Glacier Realty LLC ("Glacier"), a company that was partially owned by one of our former Trustees. Under the management agreement, Glacier was responsible for the management of our retail properties for a base annual fee of $250 plus a percentage of Average Invested Assets (as defined in the management agreement). Glacier was also entitled to fees upon our acquisition or sale of any net-leased retail real estate property, a fee that increased in the event that all or substantially all of the net-leased retail real estate properties were sold. The management agreement, entered into on October 14, 1997, had a term of five years. A fee was also due in the event that the management agreement was terminated, including for non-renewal. We incurred fees under this agreement of $63 for the six months ended June 30, 1999 and $125 for the six months ended June 30, 1998. On March 19, 1999, our Operating Partnership issued 200,000 Common Units in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States.

     We also have a management agreement with a company for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $41 for the six months ended June 30, 1999 and $40 for the six months ended June 30, 1998.

CONSTRUCTION COSTS

     We have entered into a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. During the six months ended June 30, 1999, we incurred $570 under this contract, a substantial portion of which was capitalized into the cost of the related activities.

RENTAL INCOME

     During the six months ended June 30, 1999, we recognized revenue of $206 on office space leased to COMI and CRM. During the six months ended June 30, 1999, we recognized revenue of $462 on office space leased to Constellation Real Estate, Inc. ("Constellation"), which owns 42% of our Common Shares and 100% of our Preferred Shares, and its affiliate, Baltimore Gas and Electric Company ("BGE").

INTEREST INCOME

     During the six months ended June 30, 1999, we earned interest income of $144 on notes receivable from the Service Companies.

CONSTRUCTION FEES

     During the six months ended June 30, 1999, the Service Companies earned construction management fees of $58 from an entity owned by an officer and Trustee of ours.

LEASING COMMISSION

     During the six months ended June 30, 1999, the Service Companies earned a leasing commission of $117 from an entity owned by an officer and Trustee of ours.

FEES EARNED FROM CONSTELLATION AND BGE

     During the six months ended June 30, 1999, the Service Companies earned $750 from a project consulting and management agreement with Constellation. The Service Companies also earned $242 in fees and expense reimbursements during the six months ended June 30, 1999 under a property management agreement with BGE.

UTILITIES EXPENSE

     During the six months ended June 30, 1999, BGE provided utility services to most of our properties in the Baltimore/Washington Corridor.

NOTE 11   SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                               For the Six Months Ended
                                                                      June 30,
                                                              --------------------------
                                                                1999            1998
                                                              --------         --------
Supplemental schedule of non-cash investing and
  financing activities:

Debt repaid in connection with sales of properties            $ 20,928         $   --
                                                              --------         --------
                                                              --------         --------
Debt assumed in connection with acquisitions                  $  5,097         $  6,465
                                                              --------         --------
                                                              --------         --------
Increase in minority interests resulting from issuance
  of Common Units in connection with property acquisitions    $  3,431         $   --
                                                              --------         --------
                                                              --------         --------
Increase in minority interests resulting from issuance
  of Common Units in connection with Glacier acquisition      $  1,487         $   --
                                                              --------         --------
                                                              --------         --------

Adjustments to minority interests resulting from changes
  in ownership of Operating Partnership by COPT               $   (128)        $   --
                                                              --------         --------
                                                              --------         --------

Increase in accrued capital improvements                      $    765         $   --
                                                              --------         --------
                                                              --------         --------
Dividends/distributions payable                               $  4,792         $  2,706
                                                              --------         --------
                                                              --------         --------

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

                                         Baltimore/      Greater       Northern/
                                         Washington    Philadelphia   Central New
                                           Office         Office      Jersey Office       Other           Total
                                         ------------------------------------------------------------------------
Three Months Ended June 30, 1999:
Revenues                                 $ 11,420        $  2,507        $  4,067        $  1,548        $ 19,542
Property operating expenses                 3,460              20           1,546             359           5,385
                                         --------        --------        --------        --------        --------
Income from operations                   $  7,960        $  2,487        $  2,521        $  1,189        $ 14,157
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------
Commercial real estate property
    expenditures                         $ 36,819        $   --          $  7,131        $  8,760        $ 52,710
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

Three Months Ended June 30, 1998:
Revenues                                 $  1,913        $  2,507        $  1,988        $  1,434        $  7,842
Property operating expenses                   631               3             696             315           1,645
                                         --------        --------        --------        --------        --------
Income from operations                   $  1,282        $  2,504        $  1,292        $  1,119        $  6,197
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

Commercial real estate property
    expenditures                         $ 72,710        $   --          $ 29,467        $     42        $102,219
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

Six Months Ended June 30, 1999:
Revenues                                 $ 21,734        $  5,013        $  8,163        $  3,155        $ 38,065
Property operating expenses                 6,527              42           3,050             769          10,388
                                         --------        --------        --------        --------        --------
Income from operations                   $ 15,207        $  4,971        $  5,113        $  2,386        $ 27,677
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------
Commercial real estate property
    expenditures                         $ 43,904        $   --          $  7,911        $ 14,848        $ 66,663
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------
Segment assets at June 30, 1999          $301,440        $108,242        $104,787        $ 68,924        $583,393
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

Six Months Ended June 30, 1998:
Revenues                                 $  1,913        $  5,013        $  3,608        $  2,833        $ 13,367
Property operating expenses                   631               6           1,280             627           2,544
                                         --------        --------        --------        --------        --------
Income from operations                   $  1,282        $  5,007        $  2,328        $  2,206        $ 10,823
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------
Commercial real estate property
    expenditures                         $ 72,710        $   --          $ 29,467        $    124        $102,301
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

Segment assets at June 30, 1998          $ 72,877        $109,548        $ 61,367        $ 53,733        $297,525
                                         --------        --------        --------        --------        --------
                                         --------        --------        --------        --------        --------

     The following table reconciles our income from operations for reportable segments to income before extraordinary item as reported in our Consolidated Statements of Operations.

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                      ---------------------------       -------------------------
                                                        1999             1998             1999             1998
                                                      --------         --------         --------         --------
Income from operations for reportable segments        $ 14,157         $  6,197         $ 27,677         $ 10,823
Add:
      Equity in income of Service Companies                145             --                326             --
      Gain on sales of rental properties                   154             --              1,140             --
Less:
      General and administrative                          (796)            (359)          (1,685)            (658)
      Interest                                          (5,226)          (2,416)         (10,419)          (4,575)
      Amortization of deferred financing costs            (322)             (83)            (547)            (147)
      Depreciation and amortization                     (2,887)          (1,281)          (5,679)          (2,258)
      Reformation costs                                   --               --               --               (637)
      Minority interests                                (1,523)          (1,129)          (2,872)          (2,118)
                                                      --------         --------         --------         --------
Income before extraordinary item                      $  3,702         $    929         $  7,941         $    430
                                                      --------         --------         --------         --------
                                                      --------         --------         --------         --------

     We did not allocate gain on sales of rental properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of Service Companies, general and administrative and reformation costs and minority interests since these items represent general corporate items not attributable to segments.

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

     In June 1999, we sold an office building and assigned our rights to purchase two office buildings to an unrelated third party. Simultaneously with these transactions, we entered into a contract with the third party under which the third party has the right to transfer these three office buildings to us on or before March 31, 2000 for total consideration of approximately $40.5 million. Under the terms of the contract, we would pay up to $25.0 million (but in no event less than $23.9 million) of the acquisition price in convertible Preferred Units (the "Convertible Preferred Units") in the Operating Partnership and the balance in cash or debt assumption. We would also issue ten-year detachable warrants exercisable for an additional number of Common Units in the Operating Partnership to be determined based upon the share price of the Common Shares over the first five years following the acquisition. However, if the price of our Common Shares used to determine the additional number of Common Units equals or exceeds $14.21, no warrants will be issuable.

     The Convertible Preferred Units issuable under the terms of the contract will be entitled to a 9% priority annual return for the first ten years following issuance, 10.5% for the five following years and 12% thereafter. The Convertible Preferred Units are convertible, subject to certain restrictions, commencing one year after their issuance into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Convertible Preferred Unit, plus any accrued return. The Common Units are exchangeable for Common Shares, subject to certain conditions. The Convertible Preferred Units also carry a liquidation preference of $25.00 per unit, plus any accrued return, and may be redeemed for cash by the Operating Partnership at any time after the tenth anniversary of their issuance.

NOTE 14   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 1999 and 1998 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 1999.

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

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               1999          1998
                                                             --------      --------
Pro forma total revenues                                     $ 39,331      $ 33,052
                                                             --------      --------
                                                             --------      --------
Pro forma net income available to Common Shareholders        $  6,332      $  2,899
                                                             --------      --------
                                                             --------      --------
Pro forma earnings per Common Share
  Basic                                                      $   0.38      $   0.17
                                                             --------      --------
                                                             --------      --------
  Diluted                                                    $   0.33      $   0.17
                                                             --------      --------
                                                             --------      --------

NOTE 15   SUBSEQUENT EVENTS

     In July 1999, we completed the offering of 1,250,000 Series B Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Preferred Shares") to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after July 15, 2004. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.50 per share, which is equal to 10% of the $25.00 per share redemption price. We contributed the net proceeds from the offering to our Operating Partnership in exchange for 1,250,000 Series B Preferred Units. The Series B Preferred Units carry terms that are substantially the same as the Series B Preferred Shares.

     In connection with the Series B Preferred Share offering, all of the holders of the Initial Preferred Units in our Operating Partnership have agreed to effectively subordinate their priority return distributions to distributions designated to the Series B Preferred Shares. Additionally, these unitholders have agreed to convert their Initial Preferred Units into Common Units on October 1, 1999.

     On July 9, 1999, we acquired a 57,000 square foot warehouse facility located on 8.5 acres of land contiguous to properties we own in South Brunswick, New Jersey. We acquired this property for $2,172.

     On August 4, 1999, 372,295 of our Common Units were converted to Common Shares.

     On August 12, 1999, we acquired an 89% ownership interest in three newly constructed office buildings located in Harrisburg, Pennsylvania totaling approximately 56,000 square feet. We acquired this ownership interest for $5,960 from an entity owned by an officer and Trustee of ours.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Over the last five quarters, we completed a significant number of acquisitions. Our portfolio consisted of seven retail properties and ten office properties at March 31, 1998. During the last three quarters of 1998, we acquired 38 office and two retail properties. During the first two quarters of 1999, we acquired 12 office properties and sold seven retail properties and one office property. We financed the acquisitions using debt and issuing Common Shares, Preferred Shares and ownership interests in our Operating Partnership. To accommodate our growth and changing needs as an organization, we added significant management capabilities. As of June 30, 1999, our portfolio included 61 commercial real estate properties leased principally for office purposes. Due to these significant changes, our results of operations changed dramatically.

     In this section, we discuss our financial condition and results of operations for the three months and six months ended June 30, 1999. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 1999 compared to the same periods in 1998,

- what our primary sources and uses of cash were for the six months ended June 30, 1999,

- how we raised cash for investing and financing activities during the six months ended June 30, 1999,

-    how we intend to generate cash for future capital expenditures, and

-    the computation of our funds from operations.

     It may be helpful as you read this section to refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth above.

     This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of our business. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness and financing availability; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives and environmental requirements.

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                            ----------------------------------------  -------------------------------------------
                                              1999       1998    Variance   % Change   1999        1998      Variance    % Change
                                            -------    -------    -------    -------  -------    --------    --------     -------
Revenues
   Rental income                            $17,023    $ 7,058    $ 9,965      141%   $33,202    $ 11,977    $ 21,225       177%
   Tenant recoveries and other income         2,519        784      1,735      221%     4,863       1,390       3,473       250%
                                            -------    -------    -------    -----    -------    --------    --------     -----
      Total revenues                         19,542      7,842     11,700      149%    38,065      13,367      24,698       185%
                                            -------    -------    -------    -----    -------    --------    --------     -----

Expenses
   Property operating                         5,385      1,645      3,740      227%    10,388       2,544       7,844       308%
   General and administrative                   796        359        437      122%     1,685         658       1,027       156%
   Interest expense and amortization
     of finance costs                         5,548      2,499      3,049      122%    10,966       4,722       6,244       132%
   Depreciation and other amortization        2,887      1,281      1,606      125%     5,679       2,258       3,421       152%
   Reformation costs                           --         --         --       --         --           637        (637)     (100%)
                                            -------    -------    -------    -----    -------    --------    --------     -----
      Total expenses                         14,616      5,784      8,832      153%    28,718      10,819      17,899       165%
                                            -------    -------    -------    -----    -------    --------    --------     -----
Income before equity in income of Service
   Companies, gain on sales of rental
   properties, minority interests and
   extraordinary item                         4,926      2,058      2,868      139%     9,347       2,548       6,799       267%
Equity in income of Service Companies           145       --          145      N/A        326        --           326       N/A
Gain on sales of rental properties              154       --          154      N/A      1,140        --         1,140       N/A
                                            -------    -------    -------    -----    -------    --------    --------     -----
Income before minority interests and
  extraordinary item                          5,225      2,058      3,167      154%    10,813       2,548       8,265       324%
Minority interests                           (1,523)    (1,129)      (394)      35%    (2,872)     (2,118)       (754)       36%
Extraordinary item                             (144)      --         (144)     N/A       (838)       --          (838)      N/A
                                            -------    -------    -------    -----    -------    --------    --------     -----
Net income                                    3,558        929      2,629      283%     7,103         430       6,673     1,552%
Preferred Share dividends                      (338)      --         (338)     N/A       (676)       --          (676)      N/A
                                            -------    -------    -------    -----    -------    --------    --------     -----
Net income available to Common at
  Shareholders                              $ 3,220    $   929      2,291      247%   $ 6,427    $    430    $  5,997     1,395%
                                            -------    -------    -------    -----    -------    --------    --------     -----
                                            -------    -------    -------    -----    -------    --------    --------     -----
Earnings per Common Share on net income
   Basic                                    $  0.19    $  0.12    $  0.07       58%   $  0.38    $   0.09    $   0.29       322%

   Diluted                                  $  0.17    $  0.12    $  0.05       42%   $  0.33    $   0.09    $   0.24       267%


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Our total revenues increased $24.7 million or 185%, of which $21.2 million was generated by rental income and $3.5 million by tenant recoveries and other income. Tenant recovery income includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses. Our growth in revenues was due primarily to our property acquisitions in 1998 and 1999, although revenues increased $363,000 due to the operations of office properties owned since the beginning of 1998 and decreased $491,000 due to our Midwest region retail property sales.

     Our total expenses increased $17.9 million or 165% due mostly to the effects of the increases in property operating, interest expense and amortization of deferred finance costs, depreciation and amortization and general and administrative expenses described below. However, our expenses for the six months ended June 30, 1998 also included $637,000 in nonrecurring costs associated with our reformation into a Maryland REIT in March 1998.

     Our property operating expenses increased $7.8 million or 308% due mostly to our property acquisitions, although $220,000 of the increase is attributable to increases at office properties owned since the beginning of 1998. Our interest expense and amortization of deferred financing costs increased $6.2 million or 132% due mostly to our borrowings and assumptions of debt needed to finance property acquisitions, although a decrease of $230,000 is attributable to our Midwest region retail property sales. Our depreciation and amortization expense increased $3.4 million or 152% due mostly to our property acquisitions, although a decrease of $116,000 is attributable to our Midwest region retail property sales.

     Our general and administrative expenses increased $1.0 million or 156%. Much of this increase is due to the addition of management and other staffing functions necessitated by our growing portfolio of properties and the desire to enhance our organizational infrastructure to more efficiently meet tenant needs and further the growth of the Company. Approximately $180,000 of this increase is due to additional professional fees for audit, legal and tax preparation required to support the increased complexity of our organization resulting from our growth and creation of our Operating Partnership and the Service Companies. In addition, approximately $100,000 of this increase resulted from external costs we incurred for public relations and marketing. Our general and administrative expenses decreased as a percentage of total revenue from 4.9% to 4.4%.

     Our income before minority interests for the six months ended June 30, 1999 includes our equity in income from the Service Companies and the gain we realized on the sale of six of our retail properties, items that were not present for the six months ended June 30, 1998.

     As a result of the above factors, income before minority interests increased by $8.3 million or 324%. Our income allocation to minority interests increased $754,000 or 36%. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of the Operating Partnership's net income not allocated to us. Minority interests owned 16% of the Operating Partnership during the six months ended June 30, 1999 versus 61% during the six months ended June 30, 1998. Accordingly, the increase in income allocated to minority interests is due to the increase in the Operating Partnership's net income, offset by the decreased percentage of income allocated to minority interests.

     Our net income available to Common Shareholders increased $6.0 million due to the factors discussed above partially offset by a $838,000 loss on the retirement of debt and $676,000 in dividends declared on our Series A Preferred Shares, items that were not present for the six months ended June 30, 1998. Our diluted earnings per Common Share increased $0.24 per share due to the effect of the increase in net income being proportionately greater than the dilutive effects of (i) our share offering in April 1998, (ii) the issuance of Common Shares and Common Units in our Operating Partnership in connection with our property acquisitions during the later portion of 1998 and (iii) the issuance of Common Units in connection with the acquisition of Glacier in March 1999.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30,1999 AND 1998

     Our total revenues increased $11.7 million or 149%, of which $10.0 million was generated by rental income and $1.7 million by tenant recoveries and other income. Our growth in revenues was due primarily to our property acquisitions in 1998 and 1999, although revenues increased $143,000 due to the operations of office properties owned since the beginning of 1998 and decreased $399,000 due to our Midwest region retail property sales.

     Our total expenses increased $8.8 million or 153% due mostly to the effects of the increases in property operating, interest expense and amortization of deferred finance costs, depreciation and amortization and general and administrative expenses described below.

     Our property operating expenses increased $3.7 million or 227% due mostly to our property acquisitions, although $135,000 of the increase is attributable to increases at office properties owned since the beginning of 1998. Our interest expense and amortization of deferred financing costs increased $3.0 million or 122% due mostly to our borrowings and assumptions of debt needed to finance property acquisitions, although a decrease of $179,000 is attributable to our Midwest region retail property sales. Our depreciation and amortization expense increased $1.6 million or 125% due mostly to our property acquisitions.

     Our general and administrative expenses increased $437,000 or 122%. Much of this increase is due to the addition of management and other staffing functions necessitated by our growing portfolio of properties and the desire to enhance our organizational infrastructure to more efficiently meet tenant needs and further the growth of the Company. Approximately $80,000 of this increase is due to additional professional fees for audit, legal and tax preparation required to support the increased complexity of our organization resulting from our growth and creation of our Operating Partnership and the Service Companies. Our general and administrative expenses decreased as a percentage of total revenue from 4.6% to 4.1%.

     Our income before minority interests for the three months ended June 30, 1999 includes our equity in income from the Service Companies and the gain we realized on the sale of three of our retail properties, items that were not present for the three months ended June 30, 1998.

     As a result of the above factors, income before minority interests increased by $3.2 million, or 154%. Our income allocation to minority interests increased $394,000 or 35%. Minority interests owned 17% of the Operating Partnership during the three months ended June 30, 1999 versus 40% during the three months ended June 30, 1998. Accordingly, the increase in income allocated to minority interests is due to the increase in the Operating Partnership's net income, offset by the decreased percentage of income allocated to minority interests.

     Our net income available to Common Shareholders increased $2.3 million due to the factors discussed above partially offset by a $144,000 loss on the retirement of debt and $338,000 in dividends declared on our Series A Preferred Shares, items that were not present for the three months ended June 30, 1998. Our diluted earnings per Common Share increased $0.05 per share due to the effect of the increase in net income being proportionately greater than the dilutive effects of (i) our share offering in April 1998, (ii) the issuance of Common Shares and Common Units in our Operating Partnership in connection with our property acquisitions during the later portion of 1998 and (iii) the issuance of Common Units in connection with the acquisition of Glacier in March 1999.

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

     We have financed our property acquisitions using a combination of borrowings secured by our properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. As of August 10, 1999, the maximum amount available under our Revolving Credit Facility was $100.0 million, of which $47.3 million was unused.

     Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of June 30, 1999, 71% of our mortgage loans payable balance carried fixed interest rates.

     Mortgage and other loans payable at June 30, 1999 consisted of the following (dollars in thousands):

Term Credit Facility, 7.50%, maturing October 2000 (1)                 $ 100,000
TIAA Mortgage, 6.89%, maturing November 2008                              84,150
Revolving Credit Facility, LIBOR + 1.75%, maturing May 2000 (2)           84,050
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                           12,430
Deutsche Banc Alex. Brown, LIBOR + 1.75%, maturing November 1999          10,000
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                  6,293
Allfirst Bank, LIBOR + 1.6%, maturing February 2001 (3)                    6,075
Provident Bank of Maryland, LIBOR + 1.75%, maturing February 2001 (4)      4,780
IDS Life Insurance Company, 8.375%, maturing June 2007                     3,129
Provident Bank of Maryland, LIBOR + 1.75%, maturing September 2000         2,866
Northern Life Insurance Company, 8%, maturing February 2014                2,519
Seller mortgage, lesser of Prime + 0.5% or 9.38%, maturing May 2007        1,887
                                                                       ---------
                                                                       $ 318,179
                                                                       ---------
                                                                       ---------

(1)  May be extended for two one-year periods, subject to certain conditions.

(2)  May be extended for a one-year period, subject to certain conditions.

(3)  Construction loan with a total commitment of $9,825.

(4)  Construction loan with a total commitment of $10,875.

     In June 1999, we sold an office building and assigned our rights to purchase two office buildings to an unrelated third party. Simultaneously with these transactions, we entered into a contract with the third party under which the third party has the right to transfer these three office buildings to us on or before March 31, 2000 for total consideration of approximately $40.5 million. Under the terms of the contract, we would pay up to $25.0 million (but in no event less than $23.9 million) of the acquisition price in Convertible Preferred Units in the Operating Partnership and the balance in cash or debt assumption. We would also issue ten-year detachable warrants exercisable for an additional number of Common Units in the Operating Partnership to be determined based upon the share price of the Common Shares over the first five years following the acquisition. However, if the price of our Common Shares used to determine the additional number of Common Units equals or exceeds $14.21, no warrants will be issuable.

     The Convertible Preferred Units issuable under the terms of the contract will be entitled to a 9% priority annual return for the first ten years following issuance, 10.5% for the five following years and 12% thereafter. The Convertible Preferred Units are convertible, subject to certain restrictions, commencing one year after their issuance into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Convertible Preferred Unit, plus any accrued return. The Common Units are exchangeable for Common Shares, subject to certain conditions. The Convertible Preferred Units also carry a liquidation preference of $25.00 per unit, plus any accrued return, and may be redeemed for cash by the Operating Partnership at any time after the tenth anniversary of their issuance.

     We have no contractual obligations for property acquisitions or material capital costs other than the contract to acquire three office buildings from an unrelated third-party described above, the July and August property acquisitions discussed below, the completion of the three development projects discussed below and tenant improvements in the ordinary course of business. We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units. We have an effective Form S-3 shelf registration statement on file with the Securities and Exchange Commission under which we may sell up to $218.8 million in debt or equity securities depending upon our needs and market conditions.

INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 1999:

     During the six months ended June 30, 1999, we acquired 12 operating properties and three parcels of land for an aggregate acquisition cost of $51.1 million. Of the 12 operating properties acquired, 11 are located in the Baltimore/Washington Corridor and one in New Jersey. The land parcels are located in the Baltimore/ Washington Corridor. The operating property acquisitions increased our rentable square footage by 479,000. These acquisitions were financed by:

     -    using $41.3 million in borrowings under our Revolving Credit Facility,

     -    assuming $5.1 million in mortgage loans,

     -    issuing 326,775 Common Units in our Operating Partnership, and

     -    using cash reserves for the balance.

     During the six months ended June 30, 1999, we had construction underway on an aggregate of 317,000 square feet of new office space that was 85% pre-leased at our Woodlands II and 132 and 134 National Business Parkway properties. We entered into $20.7 million in construction loans during this period to finance the construction of two of these projects. Borrowings under these loans totaled $10.9 million at June 30, 1999. Also during the six months ended June 30, 1999, CDS had construction underway on 66,000 square feet of new office space in Linthicum, Maryland.

     During the six months ended June 30, 1999, we sold eight properties for $52.2 million, of which $20.9 million was used to pay off the mortgage loans payable on the properties. We realized a gain of $1.1 million on the sales of these properties, including the value of the transaction involving Glacier (see
Note 10 to the Consolidated Financial Statements). Net proceeds from these sales totaled $30.0 million, $24.3 million of which was used to repay a portion of our Revolving Credit Facility and the remainder was applied to working capital.

     On March 19, 1999, our Operating Partnership issued 200,000 Common Units in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States (see Note 10 to the Consolidated Financial Statements).

     On April 8, 1999, we obtained a $12.5 million mortgage loan payable from Allfirst Bank, $9.0 million of which is nonrecourse. The loan provides for monthly payments of interest, at a rate of LIBOR plus 1.75%, and principal of $23,000 in the loan's first year, $25,000 in the second year and $27,000 in the third year. The loan matures on May 1, 2002. This loan is collateralized by three of our operating properties and one parcel of land. The proceeds from this loan were used to pay down our Revolving Credit Facility.

     In connection with the acquisition of the Parkway Crossing Properties, we assumed three nonrecourse mortgage loans payable collateralized by these buildings. One of these loans is with IDS Life Insurance Company. This loan has a balance of $3.2 million, bears interest at a fixed rate of 8.375% and provides for monthly principal and interest payments of $44,000. This loan matures on June 1, 2007. We also assumed two loans with the seller totaling $1.9 million that carry identical terms. These loans provide for monthly payments of interest at a rate equal to the lesser of prime plus 0.5% (currently 8.5%) or 9.38% plus fixed principal payments of $4,000. These loans mature on May 25, 2007.

On May 5, 1999, we obtained a $10.0 million loan from Deutsche Banc Alex. Brown. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The proceeds from this loan were used to pay down our Revolving Credit Facility. The loan matures on November 5, 1999 and is collateralized by the Commons Corporate Portfolio.

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE SIX MONTHS ENDED JUNE 30, 1999:

     In July 1999, we completed the offering of 1,250,000 Series B Preferred Shares to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after July 15, 2004. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.50 per share, which is equal to 10% of the $25.00 per share redemption price. We contributed the net proceeds from the offering to our Operating Partnership in exchange for 1,250,000 Series B Preferred Units. Our Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility. The Series B Preferred Units carry terms that are substantially the same as the Series B Preferred Shares.

     In connection with the Series B Preferred Share offering, all of the holders of the Initial Preferred Units in our Operating Partnership have agreed to effectively subordinate their priority return distributions to distributions designated to the Series B Preferred Shares. Additionally, these unitholders have agreed to convert their Initial Preferred Units into Common Units on October 1, 1999.

     On July 9, 1999, we acquired a 57,000 square foot warehouse facility located on 8.5 acres of land contiguous to properties we own in South Brunswick, New Jersey. We acquired this property for $2.2 million by applying the balance of a $1.6 million note receivable from the seller to the purchase price, issuing 50,476 Common Units in our Operating Partnership and using cash reserves for the balance. This building will undergo redevelopment to convert the building into Class A office space and upon completion will be 100% leased to AT&T Local Services.

     On August 4, 1999, 372,295 of our Common Units were converted to Common Shares.

     On August 12, 1999, we acquired an 89% ownership interest in three newly constructed office buildings located in Harrisburg, Pennsylvania totaling approximately 56,000 square feet. We acquired these buildings for $6.0 million from an entity owned by an officer and Trustee of ours. This acquisition was financed by assuming a $4.3 million construction loan payable with Mellon Bank, N.A. and using cash reserves for the balance. The construction loan payable bears interest at a rate equal to the yield on 5-year Treasury securities plus 2.0%. The loan provides for monthly payments of interest only through August 2000 and equal monthly payments of principal and interest based on a 30-year amortization period commencing September 2000. The loan matures on August 1, 2005.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $15.9 million for the six months ended June 30, 1999, an increase of $11.2 million from the six months ended June 30, 1998. Our increase in cash flows from operating activities is due mostly to income generated from our newly acquired properties. Our net cash flow used in investing activities for the six months ended June 30, 1999 decreased $66.7 million from the six months ended June 30, 1998 due mostly to the $38.5 million decrease in cash outlays associated with purchases of and improvements to real estate properties during the period and $30.0 million in proceeds generated from sales of our operating properties. Our net cash flow provided by financing activities for the six months ended June 30, 1999 decreased $75.4 million from the six months ended June 30, 1998 due primarily to $72.7 million from the issuance of Common Shares in the prior period, $42.1 million in additional repayments of mortgage loans payable and $6.6 million in additional divided and distribution payments, offset by $45.7 million in additional proceeds from mortgage loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into common shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the six months ended June 30, 1999 and 1998 are summarized in the following table:

                                                      (Dollars and shares for this table are in thousands)
                                                      ----------------------------------------------------
                                                        For the three months       For the six months
                                                            ended June 30,            ended June 30,
                                                        --------------------       ------------------
                                                          1999         1998         1999         1998
                                                        --------     --------     --------     --------
Income before minority interests                        $  5,225     $  2,058     $ 10,813     $  2,548
Add: Nonrecurring charges - Reformation costs               --           --           --            637
Add:  Real estate related depreciation and
  amortization                                             2,872        1,270        5,646        2,241
Less: Preferred Unit distributions                          (853)        (853)      (1,706)      (1,706)
Less: Preferred Share dividends                             (338)        --           (676)        --
Less: Gain on sales of rental properties                    (154)        --         (1,140)        --
                                                        --------     --------     --------     --------
Funds from operations                                      6,752        2,475       12,937        3,720
Add: Preferred Unit distributions                            853          853        1,706        1,706
Add:  Preferred Share dividends                              338         --            676        --
                                                        --------     --------     --------     --------
Funds from operations assuming conversion of
  Preferred Units and Preferred Shares                     7,943        3,328       15,319        5,426

Less:  Straight line rent adjustments                       (825)        (384)      (1,500)        (743)
Less:  Recurring capital improvements                       (478)        --         (1,147)        --
                                                        --------     --------     --------     --------
Adjusted funds from operations assuming conversion
  of Preferred Units and Preferred Shares               $  6,640     $  2,944     $ 12,672     $  4,683
                                                        --------     --------     --------     --------
                                                        --------     --------     --------     --------
Weighted average Common Shares                            16,802        7,628       16,802        4,964
Conversion of Common Units                                 3,203        2,582        2,982        2,582
                                                        --------     --------     --------     --------
Weighted average Common Shares/Units                      20,005       10,210       19,784        7,546

Assumed conversion of share options                            9           21            9           21
Conversion of Preferred Shares                             1,845         --          1,845         --
Conversion of Preferred Units                              7,500        7,500        7,500        7,500
                                                        --------     --------     --------     --------
Weighted average Common Shares/Units assuming
  conversion of Preferred Units and Preferred Shares      29,359       17,731       29,138       15,067
                                                        --------     --------     --------     --------
                                                        --------     --------     --------     --------

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

     Our accounting software system was certified as Year 2000 compliant by its manufacturer. Accordingly, we do not anticipate problems in processing the billing and collection of revenue, paying of expenditures, recording of financial transactions, preparing financial statements and maintaining and generating system driven managerial information. Our information technology and accounting groups are conducting internal tests to ensure compliance. This testing process was originally scheduled to be completed in the second quarter of 1999. However, due to an upgrade of the software package and the addition of new modules in July 1999, the testing process was extended and is now estimated to be completed in August 1999. Our accounting department has developed a plan that will enable a certain amount of manual processing to take place in the unlikely event that problems arise with our accounting software.

     Our property management team has been continually evaluating the impact of the Year 2000 Issue on the various facets of property operating systems since the beginning of 1998, including the telecommunication, security, energy management, sprinkler and elevator systems. This evaluation process was completed in the second quarter of 1999. Based on the results of this evaluation process, we do not anticipate any material adverse consequences on property operations. Our property management team has alternative plans in place to address unexpected problems that may arise with the property operating systems. Additional property management staff will also be on-call to respond to any such problems beginning January 1, 2000.

     We rely on third party suppliers for a number of key services. Interruption of supplier operations due to the Year 2000 Issue could affect our operations. After contacting our significant suppliers regarding their Year 2000 readiness, our property management team does not anticipate any material adverse consequences relating to these suppliers abilities to support our properties. Our property management team plans to continue its efforts to obtain additional written assurance from material suppliers to support representations provided regarding their Year 2000 readiness. Our team will also document in the third quarter of 1999 our contingency plans in the unlikely event that certain suppliers are adversely impacted by the Year 2000 Issue.

     We are dependent upon our tenants for revenue and cash flow. Interruptions in tenant operations due to the Year 2000 Issue could result in reduced revenue, increased receivable levels and cash flow reductions. To address this concern, our property management team solicited responses from certain of our significant tenants regarding their Year 2000 readiness. We also reviewed Year 2000 disclosures provided by certain of our significant tenants required to report to the Securities and Exchange Commission. All tenants responding to our solicitation were in the advanced stages of addressing the Year 2000 Issue; this was also the case with all of the tenants included in our review of Year 2000 disclosures reported in filings by such tenants to the Securities and Exchange Commission. The tenants included in our analysis represent 56% of our monthly contractual base rents as of June 30, 1999 multiplied by 12 plus estimated annualized expense reimbursements.

     Despite our efforts described above, given the nature of the Year 2000 Issue, there can be no assurance that we will be able to identify and correct all possible aspects. However, based on all information available to us, we believe that we have addressed all areas where the Year 2000 Issue could materially impact our Company's business. Based on information currently available from our internal assessment, we do not expect significant incremental costs associated with our Year 2000 activities during 1999. We will also evaluate Year 2000 issues for all future property acquisitions and development.

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

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 1999 (dollars in thousands):

                                   For the Year Ended December 31,
                         ----------------------------------------------------
                           1999      2000(2)      2001       2002       2003   Thereafter     Total         FMV
                         --------   ---------   --------   --------   -------  ----------   ---------    ---------
Long term debt:
Fixed rate(1)            $    798   $ 131,998   $  2,145   $  2,302   $ 2,472   $ 86,374    $ 226,089    $ 221,205
Average interest rate        7.41%       7.13%      7.29%      7.30%     7.30%      7.68%        7.55%
Variable rate            $ 10,173   $  57,199   $ 11,180   $ 11,797   $    44   $  1,697    $  92,090    $  92,090
Average interest rate        6.84%       6.88%      6.87%      7.67%     8.25%      8.25%        7.82%


     (1) Includes $30.0 million balance governed by a swap agreement which fixes the LIBOR rate on the underlying loan to 5.085%

     (2) Includes $100.0 million maturity in October which may be extended for two one-year terms subject to certain conditions. Includes a $84.1 million maturity in May, which may be extended for a one-year period subject to certain conditions.

     Based on our variable rate debt balances during the six months ended June 30, 1999, our interest expense would have increased $340,000 if interest rates were 1% higher.

     On January 5, 1999, we entered into an interest rate swap agreement with Deutsche Banc Alex. Brown that fixes our one-month LIBOR base to 5.085% per annum on a notional amount of $30.0 million through May 2001. While this swap agreement reduces the impact of an increase in interest rates, the nonperformance of Deutsche Banc Alex. Brown in this swap agreement, while remote, could result in material losses. We expect to continue to use such swap agreements to reduce the impact of interest rate changes.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2.  CHANGES IN SECURITIES

a.   None

b.   None

c. On April 16, 1999, we issued 326,768 Common Units in our Operating Partnership in connection with the acquisition of the Parkway Crossing Properties. The issuance of these Common Units is exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended. These Common Units are exchangeable into our Common Shares, subject to certain conditions.

     On April 28, 1999, we issued seven Common Units in our Operating Partnership in connection with the acquisition of the Commons Corporate Portfolio. The issuance of these Common Units is exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended. These Common Units are exchangeable into our Common Shares, subject to certain conditions.

d.   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  Meeting type and date             Annual Meeting of Shareholders held
                                            on May 19, 1999

     (b)  N/A

     (c)  Description of each matter
          voted on at meeting

          Resolution to amend our 1998     Results of votes
          Long Term Incentive Plan to       For                   12,173,149.975
          (i) increase the number of        Against or withheld      980,507.910
          issuable shares under the plan,   Abstentions and
          (ii) increase the number of        broker non-votes         45,685.000
          shares issuable to one plan
          participant and (iii) permit the
          issuance of restricted shares

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------
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


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------

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


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------

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

    2.21        Contribution Agreement, dated February 24, 1999, between the
                Operating Partnership and John Parsinen, John D. Parsinen, Jr.,
                Enterprise Nautical, Inc. and Vernon Beck (filed with the
                Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------

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

    4.5 Registration Rights Agreement, dated September 28, 1998, for the benefit of certain shareholders of the Company (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    4.6         Articles Supplementary of Corporate Office Properties Trust
                Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

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


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------

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

    10.7.1      Corporate Office Properties Trust 1998 Long Term Incentive Plan
                (filed with the Registrant's Registration Statement on Form S-4
                (Commission File No. 333-45649) and incorporated herein by reference).

    10.7.2      Amendment No. 1 to Corporate Office Properties Trust 1998 Long
                Term Incentive Plan.

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


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------

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

    10.17.1     Third Loan Modification and Extension Agreement, dated November
                12, 1997, between St. Barnabus Limited Partnership,
                Constellation Properties, Inc. and NationsBank, N.A. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

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

    10.23       Agreement for Services, dated September 28, 1998, between the
                Company and Corporate


    EXHIBIT
       NO.                            DESCRIPTION
    -------     ----------------------------------------------------------------
                Office Management, Inc. (filed with the Company's Quarterly
                Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.24.1     Lease Agreement, dated September 28,1998, between St. Barnabus
                Limited Partnership and Constellation Properties, Inc. (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.24.2     First Amendment to Lease, dated December 31, 1998, between St.
                Barnabus, LLC and Constellation Properties, Inc. (filed with the
                Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.25.1     Lease Agreement, dated August 3, 1998, between Constellation
                Real Estate, Inc. and Constellation Properties, Inc. (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.25.2     First Amendment to Lease, dated December 30, 1998, between Three
                Centre Park, LLC and Constellation Properties, Inc. (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.26.1     Lease Agreement, dated April 27, 1993, between Constellation
                Properties, Inc. and Baltimore Gas and Electric Company (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.26.2     First Amendment to Lease, dated December 9, 1998, between COPT
                Brandon, LLC and Baltimore Gas and Electric Company (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

    10.27       Underwriting Agreement, dated June 29, 1999, between Corporate
                Office Properties Trust and the underwriters of the Series B
                Preferred Shares (filed with the Company's Current Report on
                Form 8-K on July 7, 1999 and incorporated herein by reference).

    10.28       Contribution Rights Agreement, dated June 23, 1999, between the
                Operating Partnership and United Properties Group, Incorporated.

    27          Financial Data Schedule.

c.   Reports on Form 8-K

We filed the following Current Reports on Form 8-K in the three months ended June 30, 1999:

Item 5 dated June 14, 1999 in connection with the acquisition of the Commons Corporate Portfolio and the probable transaction with United Properties Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE OFFICE PROPERTIES TRUST

Date: August 13, 1999              By: /s/ Randall M. Griffin
                                       ---------------------------------------
                                       Randall M. Griffin
                                       President and Chief Operating Officer

Date: August 13, 1999              By: /s/ Roger A. Waesche, Jr.
                                       ---------------------------------------
                                       Roger A. Waesche, Jr.
                                       Senior Vice President and Chief Financial
                                        Officer