Form 10-Q
period 1999-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 1999-11-08
CIK 860546

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1999
                               ------------------------------------------------

                                                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                            to
                                -------------------------    -----------------

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                   23-2947217
       (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                     Identification No.)

401 CITY AVENUE, SUITE 615, BALA CYNWYD, PA                    19004
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



On November 8, 1999, 17,174,171 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.



===============================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                                                             PAGE
                                                                                                             -----
PART I:  FINANCIAL INFORMATION

Item 1:     Financial Statements:
               Consolidated Balance Sheets as of September 30, 1999 (unaudited)
                and December 31, 1998                                                                           3
               Consolidated Statements of Operations for
                the three and nine months ended September 30,                                                   4
                 1999 and 1998 (unaudited)
               Consolidated  Statements  of Cash Flows for the nine months ended  September  30, 1999 and       5
                 1998 (unaudited)
               Notes to Consolidated Financial Statements                                                       6
Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations              20
Item 3:     Quantitative and Qualitative Disclosures About Market Risk                                         29


PART II:  OTHER INFORMATION

Item 1:     Legal Proceedings                                                                                  30
Item 2:     Changes in Securities                                                                              30
Item 3:     Defaults Upon Senior Securities                                                                    30
Item 4:     Submission of Matters to a Vote of Security Holders                                                31
Item 5:     Other Information                                                                                  31
Item 6:     Exhibits and Reports on Form 8-K                                                                   31


SIGNATURES                                                                                                     38



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        CORPORATE OFFICE PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 September 30,          December 31,
                                                                                     1999                   1998
                                                                                 -------------          -------------
                                                                                 (unaudited)
ASSETS
Commercial real estate properties:
  Operating properties, net                                                      $    550,995           $  536,228
  Projects under construction                                                          26,353               10,659
------------------------------------------------------------------------------------------------------------------
   Total commercial real estate properties, net                                       577,348              546,887
   Investment in and advance to unconsolidated real estate joint venture               37,199                   --
------------------------------------------------------------------------------------------------------------------
Investment in real estate                                                             614,547              546,887
Cash and cash equivalents                                                                 957                2,349
Restricted cash                                                                         1,064                  293
Accounts receivable, net                                                                1,887                2,986
Investment in and advances to Service Companies                                         1,697                2,351
Deferred rent receivable                                                                4,000                2,263
Deferred charges, net                                                                   5,592                3,542
Prepaid and other assets                                                                3,377                3,006
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $    633,121           $  563,677
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage and other loans payable                                              $    336,643           $  306,824
   Accounts payable and accrued expenses                                                5,303                3,395
   Rents received in advance and security deposits                                      2,996                2,789
   Dividends/distributions payable                                                      5,732                4,692
   Other liabilities                                                                    1,393                   --
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     352,067              317,700
------------------------------------------------------------------------------------------------------------------

Minority interests:
   Preferred Units in the Operating Partnership                                        52,500               52,500
   Common Units in the Operating Partnership                                           26,643               24,696
   Other consolidated partnerships                                                         90                   --
------------------------------------------------------------------------------------------------------------------
Total minority interests                                                               79,233               77,196
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 15)

Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 authorized);
      1,025,000 designated as Series A Cumulative Convertible Preferred
         Shares of beneficial interest (984,308 shares issued and
         outstanding)                                                                      10                   10
      1,725,000 designated as Series B Cumulative Redeemable Preferred
         Shares of beneficial interest (1,250,000 issued and outstanding
         at September 30, 1999)                                                            12                   --
   Common Shares of beneficial interest ($0.01 par value; 45,000,000 authorized, shares issued and outstanding of 17,174,171 at
      September 30, 1999 and 16,801,876 at December 31, 1998)                             172                  168
   Additional paid-in capital                                                         208,725              175,802
   Accumulated deficit                                                                 (7,098)              (7,199)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            201,821              168,781
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    633,121           $  563,677
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

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               For the three months ended     For the nine months ended
                                                                     September 30,                  September 30,
                                                             ------------------------------- ----------------------------
                                                                   1999           1998             1999        1998
                                                             -------------- ---------------- ------------- --------------
REVENUES
   Rental income                                              $   17,471    $     8,562      $   50,879     $    20,539
   Tenant recoveries and other income                              2,989          1,250           7,646           2,640
-------------------------------------------------------------------------------------------------------------------------
     Total revenues                                               20,460          9,812          58,525          23,179
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Property operating                                              6,051          2,457          16,439           5,001
   General and administrative                                        631            397           2,316           1,055
   Interest                                                        4,990          2,849          15,409           7,424
   Amortization of deferred financing costs                          168            119             715             266
   Depreciation and other amortization                             3,087          1,514           8,766           3,772
   Reformation costs                                                 --            --               --              637
-------------------------------------------------------------------------------------------------------------------------
     Total expenses                                               14,927          7,336          43,645          18,155
-------------------------------------------------------------------------------------------------------------------------

Income before equity in (loss) income of unconsolidated
   entities, gain on sales of rental properties, minority
   interests and extraordinary item                                5,533          2,476          14,880           5,024
Equity in (loss) income of unconsolidated entities                   (43)            17             283              17
-------------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental properties, minority
   interests and extraordinary item                                5,490          2,493          15,163           5,041
Gain on sales of rental properties                                   --            --             1,140              --
-------------------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item            5,490          2,493          16,303           5,041
Minority interests
   Preferred Units                                                  (853)          (853)         (2,559)         (2,559)
   Common Units                                                     (591)          (301)         (1,757)           (713)
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                   4,046          1,339          11,987           1,769
Extraordinary item - loss on early retirement of debt                --            --              (838)           --
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         4,046          1,339          11,149           1,769
Preferred Share dividends                                         (1,060)           (10)         (1,736)            (10)
-------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $   2,986    $     1,329       $   9,413    $      1,759
-------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary item                            $    0.18    $      0.13       $    0.61    $       0.26
   Extraordinary item                                                --             --            (0.05)          --
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                  $    0.18    $      0.13       $    0.56    $       0.26
-------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE
   Income before extraordinary item                            $    0.16    $      0.12       $    0.53    $       0.26
   Extraordinary item                                                --             --            (0.04)          --
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                  $    0.16    $      0.12       $    0.49    $       0.26
-------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      For the nine months ended September 30,
                                                                      ---------------------------------------
                                                                            1999                   1998
                                                                      ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $ 11,149              $ 1,769
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Minority interests                                                     4,316                3,272
     Depreciation and other amortization                                    8,766                3,772
     Amortization of deferred financing costs                                 715                  266
     Equity in income of unconsolidated entities                             (283)                 (17)
     Gain on sales of rental properties                                    (1,140)                 --
     Increase in deferred rent receivable                                  (2,135)              (1,083)
     Increase in accounts receivable, restricted cash and prepaid
       and other assets                                                    (1,331)              (2,678)
     Increase in accounts payable, accrued expenses, rents
       received in advance and security deposits                            1,204                2,173
---------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                         21,261                7,474
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate properties        (70,618)             (96,897)
   Proceeds from sales of rental properties                                29,970                --
   Investment in and advance to unconsolidated real estate joint
     venture                                                              (37,199)               --
   Investment in and advances to Service Companies                            937                  204
   Leasing commissions paid                                                (1,859)                (151)
   Increase in prepaid and other assets                                      (201)              (1,465)
---------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                            (78,970)             (98,309)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                         170,991               26,700
   Repayments of mortgage and other loans payable                        (130,145)              (1,762)
   Increase in other liabilities                                            1,393                  --
   Deferred financing costs paid                                           (1,145)                (565)
   Net proceeds from issuance of Preferred Shares                          29,450                  --
   Net proceeds from issuance of Common Shares                              --                  72,237
   Dividends paid                                                         (10,078)              (2,089)
   Distributions paid                                                      (4,149)              (3,475)
   Increase in prepaid and other assets                                       --                (1,700)
---------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                         56,317               89,346
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                  (1,392)              (1,489)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                      2,349                3,395
---------------------------------------------------------------------------------------------------------------
   End of period                                                         $    957              $ 1,906
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                        CORPORATE OFFICE PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1   ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries is a fully integrated and self-managed real estate investment trust ("REIT"). We focus on the ownership, management, leasing, acquisition and development of suburban office properties in select Mid-Atlantic submarkets. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of September 30, 1999, our portfolio included 74 commercial real estate properties leased principally for office purposes, including nine properties owned through an unconsolidated joint venture (see
Note 5).

     We conduct our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 1999 follows:



                                                          % Owned by COPT
                                                          ---------------
     Common Units (see Notes 3 and 17)                          84%
     Series A Preferred Units                                  100%
     Series B Preferred Units                                  100%
     Initial Preferred Units (see Notes 3 and 17)                0%



      The Series A Preferred Units and Initial Preferred Units are convertible into Common Units in the Operating Partnership.

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

CONSOLIDATION METHOD

      We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

-        COPT,

-        the Operating Partnership and its subsidiary partnerships and LLCs, and
-        Corporate Office Properties Holdings, Inc. (we own 100%).

EQUITY METHOD

     We use the equity method of accounting to report our investments in an unconsolidated real estate joint venture (see Note 5) and the Service Companies. Under the equity method, we report:

- our ownership interest in the capital of these entities as an investment on our Consolidated Balance Sheets and
- our percentage share of the earnings or losses from these entities in our Consolidated Statements of Operations.

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

MINORITY INTERESTS

     As discussed previously, we consolidate the accounts of our Operating Partnership into our financial statements. However, we do not own 100% of the Operating Partnership. We also consolidate the accounts of a real estate joint venture of which we own 89%. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these entities' equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these entities' net income not allocated to us.

     Common Units of the Operating Partnership are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). The Common Units are also exchangeable into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $557 at September 30, 1999 and $488 at December 31, 1998.

     The owners of our Operating Partnership's Initial Preferred Units are entitled to a 6.5% priority annual return. Income of our Operating Partnership is also allocated to holders of Initial Preferred Units using the 6.5% priority annual return. These units are convertible by unitholders at their option on or after October 1, 1999, into Common Units on the basis of 3.5714 Common Units for each Initial Preferred Unit, plus any accrued return (see Note 17). We have accrued distributions related to Initial Preferred Units owned by minority interests of $853 at September 30, 1999 and December 31, 1998.

INTEREST RATE SWAP ARRANGEMENTS

     We recognize the interest rate differential to be paid or received on interest rate swap agreements as an adjustment to interest expense (see
Note 17).

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations for income before extraordinary item is as follows (dollars and shares in thousands):



                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     ----------------------------      ----------------------------
                                                        1999             1998             1999             1998
                                                      --------         --------        ---------         ---------
Numerator:
Net income available to Common Shareholders            $ 2,986         $  1,329         $ 9,413          $ 1,759
Extraordinary loss                                         --               --              838              --
                                                   ------------      ----------      ----------       ----------
Numerator for basic earnings per share before
   extraordinary item                                    2,986            1,329          10,251            1,759
Minority interests - Initial Preferred Units               853              853           2,559              --
Dividends on Series A Preferred Shares                     --               --              --               --
Minority interests -  Common Units                         --               301             --               --
                                                   ------------      ----------      ----------       ----------
Numerator for diluted earnings per share before
   extraordinary item                                 $  3,839         $  2,483         $12,810          $ 1,759
                                                   ------------      ----------      ----------       ----------
                                                   ------------      ----------      ----------       ----------
Denominator:
Weighted average Common Shares - basic                  17,037            9,973          16,881            6,652
Assumed conversion of share options                         18               10               9               86
Conversion of Initial Preferred Units                    7,500            7,500           7,500              --
Conversion of weighted average
   Series A Preferred Shares                                --               --             --               --
Conversion of weighted average
   Common Units                                             --            2,582             --               --
                                                   ------------      ----------      ----------       ----------
Weighted average Common Shares - diluted                24,555           20,065          24,390            6,738
                                                   ------------      ----------      ----------       ----------
                                                   ------------      ----------      ----------       ----------


     Our diluted EPS computation for the three months ended September 30, 1999 only assumes conversion of Initial Preferred Units because conversions of Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended September 30, 1998 only assumes conversion of Initial Preferred Units and Common Units because conversions of Preferred Shares would increase diluted EPS in that period.

     Our diluted EPS computation for the nine months ended September 30, 1999 only assumes conversion of Initial Preferred Units because conversions of Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the nine months ended September 30, 1998 does not assume conversion of Initial Preferred Units, Preferred Shares or Common Units since these conversions would increase diluted EPS in that period.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:



                                                September 30,       December 31,
                                                    1999                1998
                                                -------------       ------------
Land                                            $  112,810          $  108,433
Buildings and improvements                         452,810             436,932
Furniture, fixtures and equipment                      335                 332
                                                ----------          ----------
                                                   565,955             545,697
Less: accumulated depreciation                    (14,960)              (9,469)
                                                ----------          ----------
                                                $  550,995          $  536,228
                                                ----------          ----------
                                                ----------          ----------



     Projects we had under development consisted of the following:



                                                 September 30,       December 31,
                                                     1999                 1998
                                                 -------------       ------------
Land                                              $  10,150          $   8,941
Construction in progress                             16,203              1,718
                                                  ---------          ---------
                                                  $  26,353          $  10,659
                                                  ---------          ---------
                                                  ---------          ---------



1999 ACQUISITIONS

     We acquired the following office properties during the nine months ended September 30, 1999:


                                                                                 Number
                                                                  Date of          of         Total Rentable      Initial
        Project Name                    Location                 Acquisition    Buildings       Square Feet         Cost
-------------------------------       -----------------------    -----------    ---------     --------------    -----------
Airport Square XXI                    Linthicum, MD                 2/23/99          1             67,913       $  6,751
Parkway Crossing Properties           Hanover, MD                   4/16/99          2             99,026          9,524
Commons Corporate Portfolio (1)       Hanover, MD                   4/28/99          8            250,413         25,442
Princeton Executive Center            Monmouth Junction,  NJ        6/24/99          1             61,300          6,020
Gateway Central (2)                   Harrisburg, PA                8/12/99          3             55,726          5,960


-----------------------
(1) Does not include $400 allocated to projects under development and $50 relating to land under a ground lease.

(2) Acquired 89% ownership interest.


     We also acquired the following:

- a parcel of land located in Annapolis Junction, Maryland that is contiguous to certain of our existing operating properties acquired for $2,908 on May 28, 1999,

- a 57,000 square foot warehouse facility for redevelopment into office space located on 8.5 acres of land contiguous to properties we own in South Brunswick, New Jersey acquired for $2,172 on July 9, 1999, and

- a parcel of land located in Linthicum, Maryland that is contiguous to certain of our existing operating properties acquired for $1,970 on August 1, 1999.

1999 DISPOSITIONS

     We sold the following properties during the nine months ended September 30, 1999:


                                               Property       Date         Total Rentable       Sales
     Project Name              Location         Type (1)     of Sale        Square Feet         Price
-------------------       -----------------    ---------   -----------     --------------    ------------
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


-----------------------
(1) "R" indicates retail property; "O" indicates office property.


1999 CONSTRUCTION IN PROGRESS

     We completed the construction of a 93,482 square foot office building located in Annapolis Junction, Maryland in August 1999. Costs incurred on this property through September 30, 1999 totaled $9,163. We also completed an expansion project that increased the rentable square footage of one of our properties by 6,350 square feet. At September 30, 1999, we had development underway on three new buildings and redevelopment underway on an existing building.

NOTE 5   INVESTMENT IN AND ADVANCE TO REAL ESTATE JOINT VENTURE

     On September 15, 1999, we acquired a 49% interest in Corporate Gateway General Partnership, a newly organized joint venture, for $2,952. On the same day, the joint venture acquired nine office buildings located in Greater Harrisburg, Pennsylvania for $39,925 using cash and proceeds from a $34,247 loan payable to our Operating Partnership. This loan payable is evidenced by notes that carry an interest rate of 10% through their maturity date of September 14, 2000.

     We account for our investment in Corporate Gateway General Partnership using the equity method of accounting. Our investment in and advance to this joint venture at September 30, 1999 included the following:


       Notes receivable                                                   $  34,247
       Investment in joint venture                                            2,952
                                                                          ---------
          Total                                                           $  37,199
                                                                          ---------
                                                                          ---------


NOTE 6   ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $0 at September 30, 1999 and $50 at December 31, 1998.

NOTE 7   INVESTMENT IN AND ADVANCES TO SERVICE COMPANIES

     On August 31, 1999, COMI acquired an 80% interest in Martin G. Knott and Associates, LLC ("MGK"), a limited liability company that provides heating and air conditioning maintenance and repair services. COMI acquired its interest in MGK for $160,000.

     We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and MGK using the equity method of accounting. Our investment in and advances to these Service Companies included the following:



                                                                         September 30,       December 31,
                                                                             1999                1998
                                                                         -------------       --------------
       Notes receivable                                                   $  2,005           $   3,205
       Equity investment in Service Companies                                  892                 609
       Advances payable                                                     (1,200)             (1,463)
                                                                          --------           -----------
          Total                                                           $  1,697           $   2,351
                                                                          --------           -----------
                                                                          --------           -----------


NOTE 8   DEFERRED CHARGES

     Deferred charges consisted of the following:



                                                                   September 30        December 31,
                                                                       1999                1998
                                                                   -------------       ------------
Deferred financing costs                                             $  3,693           $   2,611
Deferred leasing costs                                                  3,242               1,468
Deferred other                                                             24                  24
                                                                     --------           ---------
                                                                        6,959               4,103
Accumulated amortization                                               (1,367)               (561)
                                                                     --------           ---------
Deferred charges, net                                                $  5,592           $   3,542
                                                                     --------           ---------
                                                                     --------           ---------



NOTE 9   MORTGAGE AND OTHER LOANS PAYABLE

     This section highlights new borrowing arrangements entered into during the nine months ended September 30, 1999.

     On January 5, 1999, we entered into an interest rate swap agreement with Deutsche Banc Alex. Brown. This swap agreement fixes our one-month LIBOR base at 5.085% per annum on a notional amount of $30,000 through May 2001 (see Note 17).

     On January 13, 1999, we entered into a $9,825 construction loan with Allfirst Bank to finance the construction of a building at our 134 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.6%. This loan matures on February 1, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $6,179 at September 30, 1999.

     On February 8, 1999, we entered into a $10,875 construction loan with Provident Bank of Maryland to finance the construction of a building at our Woodlands II property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on February 8, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $7,233 at September 30, 1999.

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

     On April 16, 1999, we assumed three nonrecourse loans in connection with the acquisition of the Parkway Crossing Properties. We assumed a $3,200 mortgage loan payable from IDS Life Insurance Company. The loan provides for monthly payments of principal and interest at a fixed rate of 8.375%. The loan matures on June 1, 2007. We also assumed two loans with the seller totaling $1,897 that carry identical terms. These loans provide for monthly payments of interest at a rate equal to the lesser of prime plus 0.5% or 9.38% plus fixed principal payments of $4. These loans mature on May 25, 2007.

     On May 5, 1999, we obtained a $10,000 loan from Deutsche Banc Alex. Brown. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The loan matures on November 5, 1999 and is collateralized by the Commons Corporate Portfolio.

     On August 12, 1999, we assumed a $4,549 construction loan with Mellon Bank in connection with the Gateway Central acquisition. The loan bears interest at a rate equal to the yield on 5-year Treasury Securities plus 2.0%. The loan provides for monthly payments of interest only through August 2000 and equal monthly payments of principal and interest based on a 30-year amortization period commencing September 2000. The loan matures on August 1, 2005. Borrowings under this loan totaled $4,304 as of September 30, 1999.

     On September 9, 1999, we entered into a $7,400 construction loan with Bank of Maryland to finance the construction of a building at our Airport Square XV property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on October 1, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $27 at September 30, 1999.

     On September 30, 1999, we obtained a $60,000 mortgage loan payable from Teachers Insurance and Annuity Association of America. This loan carries a fixed interest rate of 7.72% and provides for monthly payments of principal and interest of $452. The loan matures on October 1, 2006 and may not be prepaid prior to April 1, 2003. The loan is collaterized by 13 of our properties.

NOTE 10  SHAREHOLDERS' EQUITY

     In July 1999, we completed the sale of 1,250,000 Series B Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Preferred Shares") to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after July 15, 2004. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.50 per share, which is equal to 10% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,250,000 Series B Preferred Units. The Series B Preferred Units carry terms that are substantially the same as the Series B Preferred Shares.

     On August 4, 1999, 372,295 of our Common Units were converted to Common Shares.

NOTE 11  DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the nine months ended September 30, 1999:



                                                                             Dividend/         Total
                                                                           Distribution       Dividend/
                                    Record Date         Payable Date        Per Share       Distribution
                                 -----------------     ---------------     ------------     -------------
Series A Preferred Shares:
   Fourth Quarter 1998           December 31, 1998     January 15, 1999       $0.34375           $327
   First Quarter 1999            March 31, 1999        April 15, 1999         $0.34375           $338
   Second Quarter 1999           June 30, 1999         July 15, 1999          $0.34375           $338
   Third Quarter 1999            September 30, 1999    October 15, 1999       $0.34375           $338

Series B Preferred Shares:
   Third Quarter 1999 (1)        September 30, 1999    October 15, 1999          $0.68           $850

Common Shares:
   Fourth Quarter 1998           December 31, 1998     January 15, 1999          $0.18         $3,025
   First Quarter 1999            March 31 ,1999        April 15, 1999            $0.18         $3,025
   Second Quarter 1999           June 30, 1999         July 15, 1999             $0.18         $3,025
   Third Quarter 1999            September 30, 1999    October 15, 1999          $0.19         $3,263

Initial Preferred Units:
   Fourth Quarter 1998           December 31, 1998     January 15, 1999        $0.40625          $853
   First Quarter 1999            March 31, 1999        April 15, 1999          $0.40625          $853
   Second Quarter 1999           June 30, 1999         July 15, 1999           $0.40625          $853
   Third Quarter 1999            September 30, 1999    October 15, 1999        $0.40625          $853

Common Units:
   Fourth Quarter 1998           December 31, 1998     January 15, 1999           $0.18          $487
   First Quarter 1999            March 31, 1999        April 15, 1999             $0.18          $527
   Second Quarter 1999           June 30, 1999         July 15, 1999              $0.18          $576
   Third Quarter 1999            September 30, 1999    October 15, 1999           $0.19          $557


-----------------------
(1) Represents dividend for period commencing on date of issuance through October 15, 1999.

NOTE 12  RELATED PARTY TRANSACTIONS

MANAGEMENT

     We have a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for personnel and other overhead-related expenses. During the nine months ended September 30, 1999, we incurred management fees and related costs of $2,248 under this contract.

     We have a management agreement with CRM under which CRM provides property management services to most of our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3% of revenue from tenant billings. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs of $2,745 under this agreement during the nine months ended September 30, 1999.

     We had a management agreement with Glacier Realty LLC ("Glacier"), a company that was partially owned by one of our former Trustees. Under the management agreement, Glacier was responsible for the management of our retail properties for a base annual fee of $250 plus a percentage of Average Invested Assets (as defined in the management agreement). Glacier was also entitled to fees upon our acquisition or sale of any net-leased retail real estate property, a fee that increased in the event that all or substantially all of the net-leased retail real estate properties were sold. The management agreement, entered into on October 14, 1997, had a term of five years. A fee was also due in the event that the management agreement was terminated, including for non-renewal. We incurred fees under this agreement of $63 for the nine months ended September 30, 1999 and $188 for the nine months ended September 30, 1998. On March 19, 1999, our Operating Partnership issued 200,000

Common Units in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States.

     We also had a management agreement with a company for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $62 for the nine months ended September 30, 1999 and $60 for the nine months ended September 30, 1998.

CONSTRUCTION COSTS

     We have entered into a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. During the nine months ended September 30, 1999, we incurred $922 under this contract, a substantial portion of which was capitalized into the cost of the related activities.

RENTAL INCOME

     During the nine months ended September 30, 1999, we recognized revenue of $313 on office space leased to COMI and CRM. During the nine months ended September 30, 1999, we recognized revenue of $700 on office space leased to Constellation Real Estate, Inc. ("Constellation"), which owns 41% of our Common Shares and 100% of our Series A Preferred Shares, and its affiliate, Baltimore Gas and Electric Company ("BGE").

INTEREST INCOME

     During the nine months ended September 30, 1999, we earned interest income of $202 on notes receivable from the Service Companies. During the nine months ended September 30, 1999, we also earned interest income of $152 on notes receivable from Corporate Gateway General Partnership.

CONSTRUCTION FEES

     During the nine months ended September 30, 1999, the Service Companies earned construction management fees of $60 from an entity owned by an officer and Trustee of ours.

LEASING COMMISSION

     During the nine months ended September 30, 1999, the Service Companies earned a leasing commission of $117 from an entity owned by an officer and Trustee of ours.

FEES EARNED FROM CONSTELLATION AND BGE

     During the nine months ended September 30, 1999, the Service Companies earned $950 from a project consulting and management agreement with Constellation. The Service Companies also earned $340 in fees and expense reimbursements during the nine months ended September 30, 1999 under a property management agreement with BGE.

FEES EARNED FROM REAL ESTATE JOINT VENTURE

     During the nine months ended September 30, 1999, we earned an acquisition services fee of $213 from Corporate Gateway General Partnership.

UTILITIES EXPENSE

     During the nine months ended September 30, 1999, BGE provided utility services to most of our properties in the Baltimore/Washington Corridor.

ACQUISITIONS

     On May 28, 1999, we acquired a parcel of land located in Annapolis Junction, Maryland from Constellation for $2,908.

     On August 1, 1999, we acquired a parcel of land located in Linthicum, Maryland from CDS for $1,970.

     On August 12, 1999, we acquired an 89% interest in an entity owning three office buildings located in Harrisburg, Pennsylvania from an officer and Trustee of ours for $5,960.

     On September 15, 1999, we acquired a 49% interest in Corporate Gateway General Partnership for $2,952. On the same day, the joint venture acquired nine office buildings for $39,925 from First Industrial Realty Trust, Inc., a publicly held real estate investment company where Jay Shidler, the Chairman of our Board of Trustees, serves as Chairman of the Board of Directors.

NOTE 13  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                   1999             1998
                                                                 --------        ---------
Supplemental schedule of non-cash investing and
 financing activities:

Debt repaid in connection with sales of rental properties        $ 20,928        $    --
                                                                 --------        ---------
                                                                 --------        ---------
Debt assumed in connection with acquisitions                     $  9,901        $ 66,025
                                                                 --------        ---------
                                                                 --------        ---------
Increase in minority interests resulting from issuance of
   Common Units in connection with property acquisitions         $  3,942        $ 11,351
                                                                 --------        ---------
                                                                 --------        ---------
Increase in minority interests resulting from issuance of
   Common Units in connection with Glacier acquisition           $  1,487        $    --
                                                                 --------        ---------
                                                                 --------        ---------

Increase in shareholders' equity resulting from issuance
   of Common Shares and Preferred Shares in connection
   with acquisitions                                             $    --         $ 75,207
                                                                 --------        ---------
                                                                 --------        ---------
Note receivable balance applied to cost of property
   acquisition                                                   $  1,575        $    --
                                                                 --------        ---------
                                                                 --------        ---------

Increase in accrued capital improvements                         $    911        $  3,042
                                                                 --------        ---------
                                                                 --------        ---------
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                 $   (348)       $ 11,351
                                                                 --------        ---------
                                                                 --------        ---------
Dividends/distributions payable                                  $  5,732        $  4,692
                                                                 --------        ---------
                                                                 --------        ---------
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                               $  3,141        $    --
                                                                 --------        ---------
                                                                 --------        ---------

NOTE 14  INFORMATION BY BUSINESS SEGMENT

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



                                           Baltimore/    Greater      Northern/
                                           Washington  Philadelphia  Central New
                                             Office       Office    Jersey Office    Other        Total
                                           ---------------------------------------------------------------
Three Months Ended September 30, 1999:
Revenues                                     $ 11,573     $  2,506      $ 4,735      $  1,646     $ 20,460
Property operating expenses                     3,814           20        1,916           301        6,051
                                             --------     --------      -------      --------     --------
Income from operations                       $  7,759     $  2,486      $ 2,819      $  1,345     $ 14,409
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Commercial real estate property              $  5,469     $     17      $ 2,425      $ 12,373     $ 20,284
    expenditures                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Three Months Ended September 30, 1998:
Revenues                                     $  2,970     $  2,506      $ 2,710      $  1,626     $  9,812
Property operating expenses                     1,092            3        1,030           332        2,457
                                             --------     --------      -------      --------     --------
Income from operations                       $  1,878     $  2,503      $ 1,680      $  1,294     $  7,355
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Commercial real estate property
    expenditures                             $122,952    $   --         $   915      $ 23,799     $147,666
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------

Nine Months Ended September 30, 1999:
Revenues                                     $ 33,307     $  7,519      $12,898      $  4,801     $ 58,525
Property operating expenses                    10,341           62        4,966         1,070       16,439
                                             --------     --------      -------      --------     --------
Income from operations                        $22,966     $  7,457      $ 7,932      $  3,731     $ 42,086
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Commercial real estate property
    expenditures                              $49,373     $     17      $10,336      $ 27,221     $ 86,947
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Segment assets at September 30, 1999         $312,906     $107,887     $107,844      $104,484     $633,121
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Nine Months Ended September 30, 1998:
Revenues                                     $  4,883     $  7,519      $ 6,318      $  4,459     $ 23,179
Property operating expenses                     1,723            9        2,310           959        5,001
                                             --------     --------      -------      --------     --------
Income from operations                       $  3,160     $  7,510      $ 4,008      $  3,500     $ 18,178
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Commercial real estate property
    expenditures                             $195,662     $    --       $30,382      $ 23,923     $249,967
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------
Segment assets at September 30, 1998         $220,324     $109,221      $62,145      $ 56,294     $447,984
                                             --------     --------      -------      --------     --------
                                             --------     --------      -------      --------     --------


    The following table reconciles our income from operations for reportable segments to income before extraordinary item as reported in our Consolidated Statements of Operations.


                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                     ------------------------------    ------------------------
                                                         1999             1998            1999         1998
                                                     -------------    -------------    -----------  ------------
Income from operations for reportable segments         $ 14,409         $ 7,355        $ 42,086      $ 18,178
Add:
     Equity in (loss) income of unconsolidated
       entities                                             (43)             17             283            17
     Gain on sales of rental properties                     --              --            1,140           --
Less:
     General and administrative                            (631)           (397)         (2,316)       (1,055)
     Interest                                            (4,990)         (2,849)        (15,409)       (7,424)
     Amortization of deferred financing costs              (168)           (119)           (715)         (266)
     Depreciation and amortization                       (3,087)         (1,514)         (8,766)       (3,772)
     Reformation costs                                      --              --             --            (637)
     Minority interests                                  (1,444)         (1,154)         (4,316)       (3,272)
                                                        -------         -------         -------       -------
Income before extraordinary item                        $ 4,046         $ 1,339         $11,987       $ 1,769
                                                        -------         -------         -------       -------
                                                        -------         -------         -------       -------



     We did not allocate gain on sales of rental properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in (loss) income of unconsolidated entities, general and administrative and reformation costs and minority interests since these items represent general corporate items not attributable to segments.

NOTE 15  COMMITMENTS AND CONTINGENCIES

     In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties. In management's opinion, any liabilities that may result are not expected to have a materially adverse effect on our financial position, operations or liquidity. We are subject to various federal, state and local environmental regulations related to our property ownership and operation. We have performed environment assessments of our properties the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

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

We are under contract to purchase two office buildings totaling 198,391 square feet and a parcel of undeveloped land located in Linthicum, Maryland for $25,825.

NOTE 16  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for most of our 1999 and 1998 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 1999.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 1999 and 1998 acquisitions accounted for using the purchase method and dispositions had occurred on January 1, 1998. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions and dispositions had occurred on January 1, 1998, nor does it intend to represent our results of operations for future periods.



                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                     1999                 1998
                                                                  -----------          -----------
Pro forma total revenues                                           $ 59,791              $ 49,741
                                                                   --------              --------
                                                                   --------              --------
Pro forma net income available to Common Shareholders              $  9,682              $  5,027
                                                                   --------              --------
                                                                   --------              --------
Pro forma earnings per Common Share
  Basic                                                            $   0.56              $   0.29
                                                                   --------              --------
                                                                   --------              --------
  Diluted                                                          $   0.50              $   0.29
                                                                   --------              --------
                                                                   --------              --------


NOTE 17  SUBSEQUENT EVENTS

     On October 1, 1999, the holders of all of the Initial Preferred Units in our Operating Partnership converted their units into Common Units. Upon completion of these conversions, COPT owned 60% of the Operating Partnership's Common Units.

     On October 20, 1999, we received $492 from Deutsche Banc Alex. Brown in exchange for the termination of our interest rate swap agreement.

     On October 22, 1999, we acquired a parcel of land located in Annapolis Junction, Maryland. We acquired this land for $2,945.

     On October 26, 1999, we entered into a $12,375 construction loan with Allfirst Bank to finance the construction of a building at our 132 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on October 1, 2001 and may be extended for a one-year period, subject to certain conditions.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     Over the last six quarters, we completed a significant number of acquisitions. Our portfolio consisted of seven retail properties and ten office properties at March 31, 1998. During the last three quarters of 1998, we acquired 38 office and two retail properties. During the first three quarters of 1999, we acquired 15 office properties, completed construction of a new office property and sold seven retail properties and one office property. During 1999, we also acquired nine office properties through an unconsolidated joint venture. We financed the acquisitions and construction using debt and issuing Common Shares, Preferred Shares and ownership interests in our Operating Partnership. To accommodate our growth and changing needs as an organization, we added significant management capabilities. As of September 30, 1999, our portfolio included 74 commercial real estate properties leased principally for office purposes, including the nine properties owned through the unconsolidated joint venture. Due to these significant changes, our results of operations changed dramatically.


     In this section, we discuss our financial condition and results of operations for the three and nine months ended September 30, 1999. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 1999 compared to the same periods in 1998,
- what our primary sources and uses of cash were for the nine months ended September 30, 1999,
- how we raised cash for investing and financing activities during the nine months ended September 30, 1999,
-    how we intend to generate cash for future capital expenditures, and
-    the computation of our funds from operations.

     It may be helpful as you read this section to refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth below.

     This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of our business. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    Three Months Ended September 30,
                                                            ----------------------------------------------
                                                             1999         1998        Variance    % Change
                                                            -------      ------       --------    --------
Revenues
   Rental income                                            $17,471       $8,562    $ 8,909         104%
   Tenant recoveries and other income                         2,989        1,250      1,739         139%
                                                            -------       ------    -------
     Total revenues                                          20,460        9,812     10,648         109%
                                                            -------       ------    -------
Expenses
   Property operating                                         6,051        2,457      3,594         146%
   General and administrative                                   631          397        234          59%
   Interest and amortization of financing costs               5,158        2,968      2,190          74%
   Depreciation and other amortization                        3,087        1,514      1,573         104%
   Reformation costs                                            --            --        --           --
                                                            -------       ------    -------
     Total expenses                                          14,927        7,336      7,591         103%
                                                            -------       ------    -------
Income before equity in (loss) income of
   unconsolidated entities, gain on sales of
   rental properties, minority
   interests and extraordinary item                           5,533        2,476      3,057         123%
Equity in (loss) income of unconsolidated entities              (43)          17        (60)       (353%)
Gain on sales of rental properties                              --            --        --            --
                                                            -------       ------    -------
Income before minority interests and extraordinary item       5,490        2,493      2,997         120%
Minority interests                                           (1,444)      (1,154)      (290)         25%
Extraordinary item                                              --            --        --            --
                                                            -------       ------    -------
Net income                                                    4,046        1,339      2,707         202%
Preferred Share dividends                                    (1,060)         (10)    (1,050)     10,500%
                                                            -------       ------    -------
Net income available to Common Shareholders                 $ 2,986      $ 1,329     $1,657         125%
                                                            -------       ------    -------
                                                            -------       ------    -------
Earnings per Common Share on net income
   Basic                                                    $  0.18       $ 0.13     $ 0.05         38%
   Diluted                                                  $  0.16       $ 0.12     $ 0.04         33%






                                                                   Nine Months Ended September 30,
                                                           ----------------------------------------------
                                                            1999          1998      Variance     % Change
                                                           ------        ------     --------     --------
Revenues
   Rental income                                          $ 50,879       $20,539    $ 30,340         148%
   Tenant recoveries and other income                        7,646         2,640       5,006         190%
                                                          --------       -------     -------
     Total revenues                                         58,525        23,179      35,346         152%
                                                          --------       -------     -------
Expenses
   Property operating                                       16,439         5,001      11,438         229%
   General and administrative                                2,316         1,055       1,261         120%
   Interest and amortization of financing costs             16,124         7,690       8,434         110%
   Depreciation and other amortization                       8,766         3,772       4,994         132%
   Reformation costs                                            --           637        (637)       (100%)
                                                          --------       -------     -------
     Total expenses                                         43,645        18,155      25,490         140%
                                                          --------       -------     -------
Income before equity in (loss) income of
   unconsolidated entities, gain on sales of
   rental properties, minority
   interests and extraordinary item                         14,880         5,024       9,856         196%
Equity in (loss) income of unconsolidated entities             283            17         266       1,565%

Gain on sales of rental properties                           1,140          --         1,140        N/A
                                                          --------       -------     -------
Income before minority interests and extraordinary item     16,303         5,041      11,262         223%

Minority interests                                          (4,316)       (3,272)     (1,044)         32%
Extraordinary item                                            (838)         --          (838)         N/A
                                                          --------       -------     -------
Net income                                                  11,149         1,769       9,380          530%
Preferred Share dividends                                   (1,736)          (10)     (1,726)      17,260%
                                                          --------       -------     -------
Net income available to Common Shareholders                $ 9,413       $ 1,759     $ 7,654          435%
                                                          --------       -------     -------
                                                          --------       -------     -------
Earnings per Common Share on net income
   Basic                                                   $  0.56        $ 0.26     $  0.30          115%
   Diluted                                                 $  0.49        $ 0.26     $  0.23           88%




COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Our total revenues increased $35.3 million or 152%, of which $30.3 million was generated by rental income and $5.0 million by tenant recoveries and other income. Tenant recovery income includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses. Our growth in revenues was due primarily to our property acquisitions in 1998 and 1999, although revenues increased $607,000 or 4% on the operations of office properties owned since the beginning of 1998 and $727,000 due to interest and real estate service income, offset by a $1.0 million decrease due to our Midwest region retail property sales.

     Our total expenses increased $25.5 million or 140% due mostly to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below. However, our expenses for the nine months ended September 30, 1998 also included $637,000 in nonrecurring costs associated with our reformation into a Maryland REIT in March 1998.

     Our property operating expenses increased $11.4 million or 229% due mostly to our property acquisitions, although property operating expenses increased $339,000 or 13% at office properties owned since the beginning of 1998. Our property operating expenses increased as a percentage of total revenue from 22% to 28% due to more of our leases being written on a gross basis (meaning we incur operating expenses) versus a net basis (meaning the tenant incurs operating expenses directly). Our interest expense and amortization of deferred financing costs increased $8.4 million or 110% due mostly to our borrowings and assumptions of debt needed to finance property acquisitions, although a decrease of $474,000 is attributable to our Midwest region retail property sales. Our depreciation and other amortization expense increased $5.0 million or 132% due mostly to our property acquisitions, although a decrease of $241,000 is attributable to our Midwest region retail property sales.

     Our general and administrative expenses increased $1.3 million or 120%. Much of this increase is due to the addition of management and other staffing functions necessitated by our growing portfolio of properties and the desire to enhance our organizational infrastructure to more efficiently meet tenant needs and further the growth of the Company. Approximately $200,000 of this increase is due to additional professional fees for audit, legal and tax preparation required to support the increased complexity of our organization resulting from our growth and the creation of our Operating Partnership and the Service Companies. In addition, approximately $70,000 of this increase resulted from external costs we incurred for public relations and marketing. Our general and administrative expenses decreased as a percentage of total revenue from 4.6% to 4.0%.

     Our income before minority interests and extraordinary item for the nine months ended September 30, 1999 also includes the gain we realized on the sale of six of our retail properties, a line item that was not present for the nine months ended September 30, 1998.

     As a result of the above factors, income before minority interests and extraordinary item increased by $11.3 million or 223%. Our income allocation to minority interests increased $1.0 million or 32%. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of the Operating Partnership's net income not allocated to us. Ownership of the Operating Partnership by minority interests averaged 17% during the nine months ended September 30, 1999 versus 48% during the nine months ended September 30, 1998. Accordingly, the increase in income allocated to minority interests is due to the increase in the Operating Partnership's net income, offset by the decreased percentage of income allocated to minority interests.

     Our net income available to Common Shareholders increased $7.7 million due to the factors discussed above partially offset by an $838,000 loss on the retirement of debt and a $1.7 million increase in Preferred Share dividends. Our diluted earnings per Common Share increased $0.23 per share due to the effect of the increase in net income being proportionately greater than the dilutive effects of our share offering in April 1998 and the issuance of our Common and Series A Preferred Shares and Common Units in our Operating Partnership in connection with acquisitions occurring during the later portion of 1998 and during 1999.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Our total revenues increased $10.6 million or 109%, of which $8.9 million was generated by rental income and $1.7 million by tenant recoveries and other income. Our growth in revenues was due primarily to our property acquisitions occurring during the later portion of 1998 and in 1999, although revenues increased $763,000 or 9% on the operations of office properties owned since the beginning of July 1998 and $430,000 due to interest and real estate service income, offset by a $548,000 decrease due to our Midwest region retail property sales.

     Our total expenses increased $7.6 million or 103% due mostly to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

     Our property operating expenses increased $3.6 million or 146% due mostly to our property acquisitions, although property operating expenses increased $393,000 or 17% at office properties owned since the beginning of July 1998. Our property operating expenses increased as a percentage of total revenue from 25% to 30% due to more of our leases being written on a gross basis versus a net basis. Our interest expense and amortization of deferred financing costs increased $2.2 million or 74% due mostly to our borrowings and assumptions of debt needed to finance property acquisitions, although a decrease of $244,000 is attributable to our Midwest region retail property sales. Our depreciation and other amortization expense increased $1.6 million or 104% due mostly to our property acquisitions, although a decrease of $122,000 is attributable to our Midwest region retail property sales.

     Our general and administrative expenses increased $234,000 or 59%. Most of this increase is due to the addition of management and other staffing functions necessitated by our growing portfolio of properties and the desire to enhance our organizational infrastructure to more efficiently meet tenant needs and further the growth of the Company. Our general and administrative expenses decreased as a percentage of total revenue from 4.0% to 3.1%.

     As a result of the above factors, income before minority interests and extraordinary item increased by $3.0 million, or 120%. Our income allocation to minority interests increased $290,000 or 25%. Ownership of the Operating Partnership by minority interests averaged 17% during the three months ended September 30, 1999 versus 24% during the three months ended September 30, 1998. Accordingly, the increase in income allocated to minority interests is due to the increase in the Operating Partnership's net income, offset by the decreased percentage of income allocated to minority interests.

     Our net income available to Common Shareholders increased $1.7 million due to the factors discussed above partially offset by a $1.1 million increase in Preferred Share dividends. Our diluted earnings per Common Share increased $0.04 per share due to the effect of the increase in net income being proportionately greater than the dilutive effects of the issuance of our Common and Series A Preferred Shares and Common Units in our Operating Partnership in connection with acquisitions occurring during the later portion of 1998 and during 1999.

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

     We have financed our property acquisitions using a combination of borrowings secured by our properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. As of November 5, 1999, the maximum amount available under our Revolving Credit Facility was $78.1 million, of which $23.4 million was unused.


     Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of September 30, 1999, 85% of our mortgage loans payable balance carried fixed interest rates.

     Mortgage and other loans payable at September 30, 1999 consisted of the following (dollars in thousands):



Term Credit Facility, 7.50%, maturing October 2000 (1)                             $  100,000
TIAA Mortgage, 6.89%, maturing November 2008                                           83,813
TIAA Mortgage, 7.72%, maturing October 2006                                            60,000
Revolving Credit Facility, LIBOR + 1.75%, maturing May 2000 (2)                        36,200
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                                        12,360
Deutsche Banc Alex. Brown, LIBOR + 1.75%, maturing November 1999 (3)                   10,000
Provident Bank of Maryland, LIBOR + 1.75%, maturing February 2001 (4)                   7,233
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                               6,255
Allfirst Bank, LIBOR + 1.6%, maturing February 2001 (5)                                 6,179
Mellon Bank, yield on 5-year Treasury Securities
  plus 2%, maturing  August 2005 (6)                                                    4,304
IDS Life Insurance Company, 8.375%, maturing June 2007 (3)                              3,055
Provident Bank of Maryland, LIBOR + 1.75%, maturing September 2000                      2,845
Northern Life Insurance Company, 8%, maturing February 2014                             2,497
Seller mortgage, lesser of Prime + 0.5% or 9.38%, maturing May 2007                     1,875
Bank of Maryland, LIBOR + 1.75%, maturing October 2001 (7)                                 27
                                                                                   ----------
                                                                                   $  336,643
                                                                                   ----------
                                                                                   ----------

-----------------------
(1) May be extended for two one-year periods, subject to certain conditions.
(2) May be extended for a one-year period, subject to certain conditions.
(3) Balance repaid on November 4, 1999 using proceeds from the Revolving Credit Facility.
(4) Construction loan with a total commitment of $10,875. Loan may be extended for a one-year period, subject to certain conditions.
(5) Construction loan with a total commitment of $9,825. Loan may be extended for a one-year period, subject to certain conditions.
(6) Construction loan with a total commitment of $4,549.
(7) Construction loan with a total commitment of $7,400. Loan may be extended for a one-year period, subject to certain conditions.


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

     We are also under contract to purchase two office buildings totaling 198,391 square feet and a parcel of land located in Linthicum, Maryland for $25.8 million.

     We have no other contractual obligations for property acquisitions or material capital costs other than the October property acquisitions discussed below, the completion of the four development projects discussed below and tenant improvements and leasing costs in the ordinary course of business. We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units. We have an effective Form S-3 shelf registration statement on file with the Securities and Exchange Commission under which we may sell up to $218.8 million in debt or equity securities depending upon our needs and market conditions.

INVESTING AND FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

     During the nine months ended September 30, 1999, we acquired 15 operating properties, four parcels of land and a warehouse facility to undergo redevelopment for an aggregate acquisition cost of $61.2 million. Of the 15 operating properties acquired, 11 are located in the Baltimore/Washington Corridor, one in New Jersey and three in Pennsylvania. The four land parcels acquired are located in the Baltimore/Washington Corridor and the warehouse facility is located in New Jersey. The operating property acquisitions increased our rentable square footage by 534,000. These acquisitions were financed by:

     -   using $41.3 million in borrowings under our Revolving Credit Facility,
     -   assuming $9.9 million in mortgage and other loans,
     -   issuing 377,251 Common Units in our Operating Partnership,
     - applying $1.6 million outstanding receivable balance towards a purchase, and
     -   using cash reserves for the balance.

     During the nine months ended September 30, 1999, we completed construction of a 93,482 square foot office building located in Annapolis Junction, Maryland. Costs incurred on this property through September 30, 1999 totaled $9.2 million. We entered into a $9.8 million construction loan for this project $6.2 million of which was borrowed through September 30, 1999. We also completed an expansion project that increased the rentable square footage of one of our properties by 6,350 square feet.

     As of September 30, 1999, we also had construction underway on an aggregate of 347,745 square feet of new office space that was 87% pre-leased at our Woodlands II, 132 National Business Parkway, Airport Square 15 and 68 Culver Road properties. We entered into $18.3 million in construction loans during this period to finance the construction of two of these projects. Borrowings under these loans totaled $7.3 million at September 30, 1999.

     During the nine months ended September 30, 1999, we sold eight properties for $52.2 million, of which $20.9 million was used to pay off the mortgage loans payable on the properties. We realized a gain of $1.1 million on the sales of these properties, including the value of the transaction involving Glacier (see
Note 12 to the Consolidated Financial Statements). Net proceeds from these sales totaled $30.0 million, $24.3 million of which was used to repay a portion of our Revolving Credit Facility and the remainder was applied to working capital.

     On March 19, 1999, our Operating Partnership issued 200,000 Common Units in exchange for all of the ownership interests in Glacier. For accounting purposes, we recorded the value of this transaction against the gain on the sale of our retail properties in the Midwest region of the United States (see Note 12 to the Consolidated Financial Statements).

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

     On April 16, we assumed three nonrecourse mortgage loans payable in connection with the acquisition of the Parkway Crossing Properties. One of these loans is with IDS Life Insurance Company. This loan has a balance of $3.2 million, bears interest at a fixed rate of 8.375% and provides for monthly principal and interest payments of $44,000. This loan was repaid on November 4, 1999 using proceeds from the Revolving Credit Facility. We also assumed two loans with the seller totaling $1.9 million that carry identical terms. These loans provide for monthly payments of interest at a rate equal to the lesser of prime plus 0.5% (currently 8.75%) or 9.38% plus fixed principal payments of $4,000. These loans mature on May 25, 2007.

     On May 5, 1999, we obtained a $10.0 million loan from Deutsche Banc Alex. Brown. The loan bears interest at a rate of LIBOR plus 1.75% and provides for monthly payments of interest only. The proceeds from this loan were used to pay down our Revolving Credit Facility. This loan was repaid on November 4, 1999 using proceeds from our Revolving Credit Facility.

     In July 1999, we completed the sale of 1,250,000 Series B Preferred Shares to the public at a price of $25.00 per share. These shares are nonvoting (except in limited circumstances) and are redeemable for cash at $25.00 per share plus accrued and unpaid dividends at our option on or after July 15, 2004. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.50 per share, which is equal to 10% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,250,000 Series B Preferred Units. Our Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility. The Series B Preferred Units carry terms that are substantially the same as the Series B Preferred Shares.

     On August 4, 1999, 372,295 of our Common Units were converted to Common Shares.

     On August 12, 1999, we assumed a $4.5 million construction loan with Mellon Bank in connection with the Gateway Central acquisition. The loan bears interest at a rate equal to the yield on 5-year Treasury Securities plus 2.0% (currently 7.97%). The loan provides for monthly payments of interest only through August 2000 and equal monthly payments of principal and interest based on a 30-year amortization period commencing September 2000. The loan matures on August 1, 2005. Borrowings under this loan totaled $4.3 million as of September 30, 1999.

     On September 9, 1999, we entered into a $7.4 million construction loan with Bank of Maryland to finance the construction of a building at our Airport Square XV property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on October 1, 2001 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $27,000 at September 30, 1999.

     On September 15, 1999, we acquired a 49% interest in Corporate Gateway General Partnership, a newly organized joint venture, for $3.0 million. On the same day, the joint venture acquired nine office buildings located in Greater Harrisburg, Pennsylvania for $39.9 million using cash and proceeds from a $34.2 million loan payable to our Operating Partnership. This loan payable is evidenced by notes that carry an interest rate of 10% through their maturity date of September 14, 2000. We financed the investment and the loan using $36.2 million in borrowings under our Revolving Credit Facility and cash reserves for the balance.

     On September 30, 1999, we obtained a $60.0 million mortgage loan payable from Teachers Insurance and Annuity Association of America. This loan carries a fixed interest rate of 7.72% and provides for monthly payments of principal and interest of $452,000. The loan matures on October 1, 2006 and may not be prepaid prior to April 1, 2003. The loan is collaterized by 13 of our properties.

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

     On October 20, 1999, we received $492,000 from Deutsche Banc Alex. Brown in exchange for the termination of our interest rate swap agreement.

     On October 22, 1999, we acquired a parcel of land located in Annapolis Junction, Maryland. We acquired this land for $2.9 million using borrowings under our Revolving Credit Facility.

     On October 26, 1999, we entered into a $12.4 million construction loan with Allfirst Bank to finance the construction of a building at our 132 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.75%. This loan matures on October 1, 2001 and may be extended for a one-year period, subject to certain conditions.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $21.3 million for the nine months ended September 30, 1999, an increase of $13.8 million from the nine months ended September 30, 1998. Our increase in cash flows from operating activities is due mostly to income generated from our newly acquired properties. Our net cash flow used in investing activities for the nine months ended September 30, 1999 decreased $19.3 million from the nine months ended September 30, 1998 due mostly to the $26.3 million decrease in cash outlays associated with purchases of and improvements to real estate properties during the period and $30.0 million in proceeds generated from sales of our rental properties, offset by $37.2 million invested in an unconsolidated real estate joint venture. Our net cash flow provided by financing activities for the nine months ended September 30, 1999 decreased $33.0 million from the nine months ended September 30, 1998 due primarily to $72.2 million from the issuance of Common Shares in the prior period, $128.4 million in additional repayments of mortgage and other loans payable and $8.7 million in additional dividend and distribution payments, offset by $144.3 million in additional proceeds from mortgage and other loans payable and $29.5 million from the issuance of our Series B Preferred Shares.


FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into common shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the nine months ended September 30, 1999 and 1998 are summarized in the following table:



                                                                   (Dollars and shares for this table are in thousands)
                                                                  ------------------------------------------------------
                                                                  For the three months        For the nine months ended
                                                                   ended September 30,              September 30,
                                                                  ---------------------       -------------------------
                                                                    1999         1998           1999             1998
                                                                  --------      -------       ---------         --------
Income before minority interests and extraordinary
  item..............................................              $5,490         $ 2,493       $ 16,303         $ 5,041
Add:  Real estate related depreciation and
  amortization......................................               3,073           1,502          8,719           3,743
Add: Nonrecurring charges - Reformation costs.......                 --              --             --              637
Less: Preferred Unit distributions..................                (853)           (853)        (2,559)         (2,559)
Less: Preferred Share dividends.....................               (1,060)           (10)        (1,736)            (10)
Less: Gain on sales of rental properties............                 --              --          (1,140)            --
                                                                  ------         -------       --------         -------
Funds from operations...............................               6,650           3,132         19,587           6,852
Add: Preferred Unit distributions...................                 853             853          2,559           2,559
Add:  Preferred Share dividends.....................                 339              10          1,015              10
                                                                  ------         -------       --------         -------
Funds from operations assuming conversion of
  Preferred Units and Preferred Shares..............               7,842           3,995         23,161           9,421
Less:  Straight line rent adjustments...............                (634)           (341)        (2,134)         (1,083)
Less:  Recurring capital improvements...............                (643)            (34)        (1,790)            (34)
                                                                  ------         -------       --------         -------
Adjusted funds from operations assuming conversion of
  Preferred Units and Preferred Shares..............              $6,565         $ 3,620       $ 19,237         $ 8,304
                                                                  ------         -------       --------         -------
                                                                  ------         -------       --------         -------

Weighted average Common Shares......................              17,037           9,973         16,881           6,651
Conversion of weighted average Common Units.........               3,068           2,582          3,012           2,582
                                                                  ------         -------       --------         -------
Weighted average Common Shares/Units................              20,105          12,555         19,893           9,233
Assumed conversion of share options.................                  18              11              9              86
Conversion of weighted average Preferred Shares.....               1,845              52          1,845              18
Conversion of weighted average Preferred Units......               7,500           7,500          7,500           7,500
                                                                  ------         -------       --------         -------
Weighted average Common Shares/Units assuming
  conversion of Preferred Units and Preferred Shares              29,468          20,118         29,247          16,837
                                                                  ------         -------       --------         -------
                                                                  ------         -------       --------         -------



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

     Our accounting software system was certified as Year 2000 compliant by its manufacturer. Our information technology and accounting groups also completed an internal test of our accounting software to ensure compliance. No problems were noted during this testing process. Accordingly, we do not anticipate problems in processing the billing and collection of revenue, paying of expenditures, recording of financial transactions, preparing financial statements and maintaining and generating system driven managerial information. Our accounting department has developed a plan that will enable a certain amount of manual processing to take place in the unlikely event that problems arise with our accounting software.

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

     We rely on third party suppliers for a number of key services. Interruption of supplier operations due to the Year 2000 Issue could affect our operations. After contacting our significant suppliers regarding their Year 2000 readiness, our property management team does not anticipate any material adverse consequences relating to these suppliers' abilities to support our properties. Our property management team plans to continue its efforts to obtain additional written assurance from material suppliers to support representations provided regarding their Year 2000 readiness. The team also completed the documentation of our contingency plans in the unlikely event that certain suppliers are adversely impacted by the Year 2000 Issue.

     We are dependent upon our tenants for revenue and cash flow. Interruptions in tenant operations due to the Year 2000 Issue could result in reduced revenue, increased receivable levels and cash flow reductions. To address this concern, our property management team solicited responses from certain of our significant tenants regarding their Year 2000 readiness. We also reviewed Year 2000 disclosures provided by certain of our significant tenants required to report to the Securities and Exchange Commission. All tenants responding to our solicitation were in the advanced stages of addressing the Year 2000 Issue; this was also the case with all of the tenants included in our review of Year 2000 disclosures reported in filings by such tenants to the Securities and Exchange Commission. The tenants included in our analysis represent 58% of our monthly contractual base rents as of September 30, 1999 multiplied by 12 plus estimated annualized expense reimbursements.

     Despite our efforts described above, given the nature of the Year 2000 Issue, there can be no assurance that we will be able to identify and correct all possible aspects. However, based on all information available to us, we believe that we have addressed all areas where the Year 2000 Issue could materially impact our Company's business. Based on information currently available from our internal assessment, we do not expect significant incremental costs associated with our Year 2000 activities during 1999. We will also continue to evaluate Year 2000 issues for all future property acquisitions and development.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks associated with our financial instruments, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at September 30, 1999 (dollars in thousands):



                                       For the Year Ended December 31,
                       ----------------------------------------------------------------
                          1999       2000 (2)       2001       2002 (3)       2003      Thereafter      Total        FMV
----------------------------------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate (1)             $ 526     132,834     $ 3,048     $ 3,279      $ 3,526        $ 142,407     $ 285,620   $278,655
Average interest rate       7.46%       6.95%       7.42%       7.42%        7.42%            7.30%        7.15%
Variable rate            $10,075     $ 9,364     $   389     $25,249      $    88        $   5,858     $ 51,023    $ 51,023
Average interest rate       7.13%       7.19%       7.39%       7.09%        8.36%            8.20%        7.25%


-----------------------
(1) Includes $30.0 million balance governed by a swap agreement that fixes the LIBOR rate on the underlying loan to 5.085%.

(2) Includes $100.0 million maturity in October that may be extended for two one-year terms, subject to certain conditions. Also includes $32.6 million maturity in May that may be extended for a one-year period, subject to certain conditions.

(3) Includes $13.4 million for 3 construction loans maturing that may be extended for a one-year period, subject to certain conditions.

     Based on our variable rate debt balances during the nine months ended September 30, 1999, our interest expense would have increased $492,000 if interest rates were 1% higher.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2.  CHANGES IN SECURITIES

a.       None

b.       None

c. On July 9, 1999, we issued 50,476 Common Units in our Operating Partnership in connection with the acquisition of a warehouse facility located in South Brunswick, New Jersey. The issuance of these Common Units is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. These Common Units are exchangeable into our Common Shares, subject to certain conditions.

     On August 4, 1999, 372,295 of our Common Units were converted to Common Shares. The issuance of these Common Shares is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:



       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------
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




       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------


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





       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------
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

       2.22           Agreement to Sell Partnership Interests, dated August 12,
                      1999, between Gateway Shannon Development Corporation,
                      Clay W. Hamlin, III and COPT Acquisitions, Inc.

       2.23 Agreement of Purchase and Sale, dated July 21, 1999, between First Industrial Financing Partnership, L.P. and
                      COPT Acquisitions, Inc.

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

       3.2            Bylaws of  Registrant  (filed with the  Registrant's
                      Registration Statement on Form S-4 (Commission File No.
                      333-45649) and incorporated herein by reference).




       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------

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



       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------

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

       10.7.2         Amendment No. 1 to Corporate Office Properties Trust 1998
                      Long Term Incentive Plan (filed with the Company's
                      Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

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



       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------

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



       EXHIBIT
         NO.                                              DESCRIPTION
       -------        -------------------------------------------------------------------------------------------

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

       10.28 Contribution Rights Agreement, dated June 23, 1999, between the Operating Partnership and United Properties
                      Group, Incorporated (filed with the Company's Quarterly
                      Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

       10.29          Promissory Note, dated September 30, 1999, between
                      Teachers Insurance and Annuity Association of America and the Operating Partnership.

       10.30 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America.

       27             Financial Data Schedule.



c.  Reports on Form 8-K

We filed the following Current Reports on Form 8-K in the three months ended September 30, 1999:

Item 5 dated July 6, 1999 in connection with our Series B Preferred Share offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CORPORATE OFFICE PROPERTIES TRUST



Date: November 8, 1999                     By:   /s/ Randall M. Griffin
                                               -------------------------
                                               Randall M. Griffin
                                               President and Chief Operating
                                               Officer



Date: November 8, 1999                     By:   /s/ Roger A. Waesche, Jr.
                                              ----------------------------
                                                Roger A. Waesche, Jr.
                                                Senior Vice President and Chief
                                                Financial Officer