Form 10-K
period 1999-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2000-03-16
CIK 860546

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                       MARYLAND                             23-2947217
            (State or other jurisdiction of                (IRS Employer
            incorporation or organization)              Identification No.)

          8815 CENTRE PARK DRIVE, SUITE 400                    21045
                     COLUMBIA, MD
       (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (410) 730-9092

                    ----------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

        (Title of Each Class)                    (Name of Exchange on Which
                                                          Registered)
  COMMON SHARE OF BENEFICIAL INTEREST,             NEW YORK STOCK EXCHANGE
           $0.01 PAR VALUE

     SERIES B CUMULATIVE REDEEMABLE
PREFERRED SHARE OF BENEFICIAL INTEREST             NEW YORK STOCK EXCHANGE
           $0.01 PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the (1) registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $74,850,000 based on the closing price of such Shares on the New York Stock Exchange on March 14, 2000. At March 14, 2000 17,658,546 shares of the Registrant's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2000 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                Table of Contents

                                    Form 10-K


PART I

   ITEM 1.     BUSINESS.....................................................................................3
   ITEM 2.     PROPERTIES...................................................................................9
   ITEM 3.     LEGAL PROCEEDINGS...........................................................................13
   ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................13

PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......................14
   ITEM 6.     SELECTED FINANCIAL DATA TABLE...............................................................14
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS...............................................................................14
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................14
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................14
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE........................................................................14

PART III

   ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................14
   ITEM 11.    EXECUTIVE COMPENSATION......................................................................14
   ITEM 12.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................14
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................14

PART IV

   ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................14



                           FORWARD-LOOKING STATEMENTS

     This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of the business. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things affect office property demand and rents, tenant creditworthiness, interest rates and financing availability; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives and environmental requirements.

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

     Corporate Office Properties Trust ("COPT") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office buildings located in select submarkets in the Mid-Atlantic region of the United States. As of December 31, 1999, we:

- owned 77 suburban office properties in Maryland, Pennsylvania and New Jersey containing approximately 5.9 million rentable square feet,
- owned two retail properties containing approximately 191,000 rentable square feet,
-    achieved a 97.5% occupancy rate on our properties,
- had construction underway on five new buildings totaling approximately 407,000 square feet that were 49% pre-leased and redevelopment underway on a 57,000 square foot existing building that was 100% pre-leased, and
- owned options to purchase 72 acres of land contiguous to certain of our office properties from related parties.

     We conduct almost all of our operations through our Operating Partnership, Corporate Office Properties, L.P., a Delaware limited partnership, for which we are the managing general partner. Our Operating Partnership owns real estate both directly and through subsidiaries. Interests in our Operating Partnership are in the form of Common and Preferred Units. As of December 31, 1999, we owned approximately 60% of the outstanding Common Units and approximately 70% of the outstanding Preferred Units. The remaining Common and Preferred Units in our Operating Partnership were owned by third parties, which included certain of our officers and trustees.

     The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI"). COMI provides us with asset management and managerial, financial and legal support. COMI also has three subsidiaries: Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin G. Knott and Associates, LLC ("MGK"). CRM manages approximately 16.6 million square feet for us and for third parties as of December 31, 1999 and also provides corporate facilities management. CDS provides construction and development services predominantly to us. MGK provides heating and air conditioning maintenance and repair services. COMI owns 75% of CRM, 100% of CDS and 80% of MGK.

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

     Our executive offices are located at 8815 Centre Park Drive, Suite 400, Columbia, MD 21045 and our telephone number is (410) 730-9092.

SIGNIFICANT 1999 DEVELOPMENTS

     During 1999, we acquired 29 suburban office properties. A summary of these acquisitions follows (dollars in thousands):


                                                                                  Number
                                                                   Date of          of       Total Rentable    Initial
           Project Name                  Location                Acquisition     Buildings     Square Feet       Cost
---------------------------------     --------------------       -----------    -----------  --------------   --------
Airport Square XXI                    Linthicum, MD                  2/23/99         1             67,913     $  6,751
Parkway Crossing Properties           Hanover, MD                    4/16/99         2             99,026        9,524
Commons Corporate Center (1)          Hanover, MD                    4/28/99         8            250,413       25,442
Princeton Executive Center            Monmouth Junction, NJ          6/24/99         1             61,300        6,020
Gateway Central (2)                   Harrisburg, PA                 8/12/99         3             55,726        5,960
Gateway International (3)             Linthicum, MD                 11/18/99         2            198,438       24,316
Corporate Gateway Center (4)          Harrisburg, PA                 12/3/99         9            417,138       40,082
Timonium Business Park                Timonium, MD                  12/21/99         2            233,623       30,001
Brown's Wharf (5)                     Baltimore, MD                 12/21/99         1            103,670       10,607


(1) Does not include $400 allocated to projects under construction and $50 relating to land under a ground lease.
(2)  Acquired 89% ownership interest from an officer and Trustee of ours.
(3)  Does not include $1,973 allocated to projects under construction.
(4) Acquired 49% interest on September 15, 1999. Acquired remaining 51% interest on December 3, 1999.
(5) The Brown's Wharf property was sold on 6/24/99 and then contributed into the Operating Partnership by the purchaser on 12/21/99 (see Note 4 to the consolidated financial statements as of and for the year ended December 31, 1999 included in Exhibit 13.1 to this Form 10-K and incorporated by reference).

     During 1999, we also acquired six parcels of land that are contiguous to certain of our operating properties and a 57,000 square foot warehouse facility located in South Brunswick, New Jersey that we are redeveloping into office space.

     During 1999, we completed the construction of two office buildings totaling 202,219 square feet. The office buildings are located in Annapolis Junction, Maryland and Columbia, Maryland. Costs incurred on these properties through December 31, 1999 totaled $23.2 million. We also completed an expansion project that increased the rentable square footage of one of our properties by 6,350 square feet. As of December 31, 1999 we had construction underway on five new buildings and redevelopment underway on an existing building.

     We sold nine properties during 1999 for $53.5 million, generating net proceeds after property level debt repayments, transaction costs and operating revenue and cost pro rations of $31.2 million. A summary of these sales follows (dollars in thousands):


                                                Property     Date of       Total Rentable      Sales
     Project Name              Location         Type (1)      Sale          Square Feet        Price
---------------------     ------------------    --------     -------       --------------     ---------
Cranberry Square          Westminster, MD           R        1/22/99          139,988         $  18,900
Delafield Retail          Delafield, WI             R        2/26/99           52,800             3,303
Indianapolis Retail       Indianapolis, IN          R        3/09/99           67,541             5,735
Plymouth Retail           Plymouth, MN              R        3/09/99           67,510             5,465
Glendale Retail           Glendale, WI              R        5/04/99           36,248             1,900
Peru Retail               Peru, IL                  R        6/16/99           60,232             3,750
Browns Wharf (2)          Baltimore, MD             O        6/24/99          103,670            10,575
Oconomowoc Retail         Oconomowoc, WI            R        6/25/99           39,272             2,575
Brandon One               Riveria Beach, MD         O       12/30/99           38,513             1,260


(1)  "R" indicates retail property; "O" indicates office property.
(2) The Brown's Wharf property was sold on 6/24/99 and then contributed into the Operating Partnership by the purchaser on 12/21/99 (see Note 4 to the consolidated financial statements as of and for the year ended December 31, 1999 included in Exhibit 13.1 to this Form 10-K and incorporated by reference).

     A summary of our significant financing activities during 1999 follows:

- we completed the sale of 1,250,000 Series B Cumulative Redeemable Preferred Shares to the public at a price of $25.00 per share,
- we issued 974,662 Series C Preferred Units in our Operating Partnership valued at $25.00 per share,
-    we issued 577,251 Common Units in our Operating Partnership,
-    we received $165.2 million from new borrowing arrangements, and
- we obtained a $50.0 million line of credit with Prudential Securities Credit Corporation bearing an interest rate of LIBOR plus 1.5% on outstanding borrowings (no borrowings were made under this loan during 1999).

SUBSEQUENT EVENT

         On February 10, 2000, we entered into a $6.9 million construction loan facility with Summit Bank to finance the redevelopment of a 57,000 square foot warehouse facility into office space. This loan bears interest at LIBOR plus 1.75%. The loan matures on February 28, 2001 and may be extended for a two-year period, subject to certain conditions.

OUR OPERATING STRATEGY

      Our primary business objectives are to achieve sustainable long-term growth in funds from operations per share and to maximize long-term shareholder value. We seek to achieve these objectives by implementing our focused operating and growth strategies. Key elements of this strategy include:

     SUBURBAN OFFICE FOCUS. We focus on the ownership, management, leasing, acquisition and development of suburban office properties. We believe office buildings currently offer the strongest fundamentals of any real estate property type, and suburban office properties offer us very attractive investment opportunities. The three key factors driving the strong fundamentals of suburban office properties are (i) increasing rental rates, (ii) low vacancy rates, and
(iii) a limited supply of new office product. Additionally, we believe that many companies are relocating to, and expanding in, suburban locations because of total lower costs, proximity to residential housing and better quality of life.

     GEOGRAPHIC AND SUBMARKET FOCUS. We focus on operating in select, demographically strong and growing markets, within the Mid-Atlantic region of the United States, where we believe we can achieve the critical mass necessary to maximize management efficiencies, operating synergies, tenant services and competitive advantages through our acquisition, property management and development programs. By focusing within specific submarkets where our management has extensive experience and market knowledge, we believe we can achieve submarket prominence that will lead to better operating results.

     OFFICE PARK FOCUS. We focus on owning and operating properties located in established suburban corporate office parks. We believe the suburban office park environment generally attracts longer-term tenants, including high-quality corporations seeking to attract and retain quality work forces, because these parks are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

     CORPORATE TENANTS. We focus on leasing to large, high-quality corporations with significant space requirements. To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years. We believe this strategy enables us to establish long-term relationships with quality tenants and, coupled with our geographic and submarket focus, enhances our ability to become the low-cost provider and the landlord of choice in our targeted markets.

     ACQUISITION STRATEGIES. We actively pursue the acquisition of suburban office properties through our three-part acquisition strategy. This strategy includes targeting: (i) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new submarkets and enhance our management infrastructure and local expertise, (ii) portfolio purchases to enhance our existing submarket positions as well as enter selective new submarkets, and (iii) opportunistic acquisitions of individual properties in our existing submarkets. We seek to make acquisitions at attractive yields and below replacement costs. We also look at each acquisition for opportunities to reposition the properties and achieve rental increases through re-leasing activities.

     PROPERTY DEVELOPMENT STRATEGIES. We balance our acquisition program through selective development and expansion of suburban office properties when market conditions and leasing opportunities support favorable risk-adjusted returns. We pursue development opportunities principally in response to the needs of existing and prospective new tenants. We develop sites that are in close proximity to our existing properties. We believe developing such sites enhances our ability to effectively meet tenant needs and efficiently provide critical tenant services.

     THIRD PARTY MANAGEMENT. In addition to operating and leasing our portfolio, we provide, through CRM, property management and a full-range of fee-based services to a wide variety of institutional owners. We believe this activity provides us with an additional source of stable income and gives us competitive advantages. These advantages include enhanced tenant satisfaction and property performance and lead to potential tenant expansions, acquisitions and build-to-suit development opportunities. Additionally, we believe CRM's established infrastructure has the capacity to support a larger asset base and will enhance our ability to expand our portfolio in existing and new submarkets without significantly increasing our overhead.

     TENANT SERVICES. Our investment through COMI in CRM, CDS and MGK has played a vital role in maintaining our high levels of tenant satisfaction and retention. We believe that further expanding our tenant service capabilities will continue to contribute positively to the operations of our properties and become an additional source of revenue and earnings. During 2000, CRM acquired 100% of the interests in Corporate Realty Advisors, an entity that provides lease audit services. Other services we expect to begin providing in 2000 include energy management and concierge services.

     INTERNAL GROWTH STRATEGIES. We aggressively manage our portfolio to maximize the operating performance of each property through: (i) proactive property management and leasing, (ii) achieving operating efficiencies through increasing economies of scale, (iii) renewing tenant leases and re-tenanting at increased rents where market conditions permit, and (iv) expanding our third party property management business and other tenant and real estate service capabilities. These strategies are designed to promote tenant satisfaction, resulting in tenant retention and the attraction of new tenants.

FINANCING POLICY

     We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance through all real estate and economic market conditions. Key components of our policy include:

     DEBT STRATEGY. We primarily utilize property-level mortgage debt as opposed to corporate unsecured debt. We believe the commercial mortgage debt market is a more mature and generally more stable market for real estate companies, which provides us with greater access to capital on a more consistent basis and, generally, on more favorable terms. Additionally, we seek to utilize long-term, fixed rate debt which we believe enhances the stability of our cash flow. On a consolidated basis, we seek to maintain a minimum debt service coverage ratio of
1.6 to 1.0, which we believe is generally consistent with the current minimum investment grade requirement for mortgages securing commercial real estate. We believe this ratio is appropriate for a seasoned portfolio of suburban office properties.

     EQUITY STRATEGY. We seek to maximize the benefits of our Operating Partnership organizational structure by emphasizing the issuance of our Operating Partnership units as an equity source to finance our property acquisition program. This strategy provides prospective property sellers the ability to defer taxable gains by receiving our units in lieu of cash and reduces the need for us to access the equity and debt markets.

MORTGAGE LOANS PAYABLE

     For information relating to future maturities of our mortgage loans payable, you should refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

INDUSTRY SEGMENTS

     We have five segments: Baltimore/Washington Corridor office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office and retail. For information relating to these segments, you should refer to Note 13 of our Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

EMPLOYEES

     We, together with COMI and its subsidiaries, employed 149 persons as of December 31, 1999.

COMPETITION

     The commercial real estate market is highly competitive. Numerous commercial properties compete for tenants with our properties and our competitors are building additional properties in the markets in which our properties are located. Some of these competing properties may be newer or have more desirable locations than our properties. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space at our properties and may be forced to lower the rents we charge on leases to compete effectively.

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

MAJOR TENANTS

     As of December 31, 1999, ten tenants accounted for 45.0% of our annualized office rents. Two of these tenants accounted for approximately 23.3% of our total annualized office rents. Our largest tenant is the United States Federal government, two agencies of which lease space in 13 of our office properties. These leases represented approximately 15.5% of our total annualized office rents as of December 31, 1999. Generally, these government leases provide for one-year terms or provide for termination rights. The government may terminate its leases if, among other reasons, the Congress of the United States fails to provide funding. The Congress of the United States has appropriated funds for these leases through September of 2000. The second largest tenant, Unisys Corporation, represented 7.8% of our annualized office rents as of December 31, 1999 and 16.9% of our 1999 net operating income since Unisys pays all of its property operating expenses directly. Unisys occupies space in three of our office properties. If either the Federal government or Unisys fails to make rental payments to us, or if the Federal government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, our financial performance and ability to make expected distributions to shareholders would be materially adversely affected.

GEOGRAPHICAL CONCENTRATION

     All of our office properties are located in the Mid-Atlantic region of the United States, and 56.4% of our total revenues for the year ended December 31, 1999 was earned from our office properties located in the Baltimore/Washington Corridor. Consequently, we do not have a broad geographical distribution of our properties. As a result, a decline in the real estate market or economic conditions generally in the Mid-Atlantic region could have a material adverse affect on our operations.

DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     Although the majority of our investments are in currently leased properties, to a lesser extent we also develop properties, including some which are not fully pre-leased. When we develop properties, we run the risks that development costs will exceed our budgets, that we will experience construction and development delays and that project leasing will not occur.

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

     ITEM 2.  PROPERTIES

     The following table provides certain information about our office properties as of December 31, 1999:


                                                                                  Total Rental
                                               Percentage             Percentage   Revenue per
                          Year                  Occupied     Total     of Total     Occupied
                         Built/    Rentable      as of       Rental     Rental     Square Feet            Major Tenants
   Property Location   Renovated  Square Feet  12/31/99(1) Revenue(2) Revenue (3)      (4)       (10% or more Rentable Sq. Ft.)
------------------------------------------------------------------------------------------------------------------------------------
BALTIMORE/WASHINGTON CORRIDOR:

    ANNAPOLIS JUNCTION, MD
    2730 Hercules Road      1990    240,336     100.00%   $4,604,196    4.98%      $19.16     U.S. Department of Defense (100%)
    134 National
    Business Pkwy           1999     93,482     100.00%    1,834,249    1.98%       19.62     Booz Allen Hamilton (74%)
                                                                                              Ameritrade Holding
                                                                                              Corporation (26%)
    133 National
    Business Pkwy           1997     88,666     100.00%    1,737,667    1.87%       19.60     e.spire Communications (67%)
                                                                                              Applied Signal Technology (33%)
    141 National
    Business Pkwy           1990     86,964      98.42%    1,508,830    1.63%       17.63     ITT Industries (46%)
                                                                                              J.G. Van Dyke & Associates (20%)
                                                                                              Harris Data Services Corp (14%)
    135 National
    Business Pkwy           1998     86,863      95.41%    1,566,286    1.69%       18.90     Credit Management Solutions (82%)
    131 National
    Business Pkwy           1990     68,906      98.26%    1,275,170    1.38%       18.83     TASC (36%)
                                                                                              e.spire Communications (35%)
                                                                                              U.S. Department of Defense (15%)
                                                                                              Intel Corporation (12%)

    LINTHICUM, MD
    1306 Concourse Drive    1990    113,831      97.46%    2,218,864    2.39%       20.00     PricewaterhouseCoopers (33%)
                                                                                              AT&T Local Services (26%)
                                                                                              Quest Communications (13%)
    900 Elkridge Landing
    Road                    1982     97,139     100.00%    1,682,665    1.81%       17.32     First Annapolis Consulting (51%)
                                                                                              Booz Allen Hamilton (38%)

    1199 Winterson Road     1988     96,636     100.00%    1,534,245    1.65%       15.88     U.S. Department of Defense (100%)

    1302 Concourse Drive    1996     84,607      86.41%    1,422,386    1.53%       19.46     AETNA US Healthcare (20%)
                                                                                              Lucent Technologies (19%)
    881 Elkridge Landing
    Road                    1986     73,572     100.00%      866,280    0.93%       11.77     U.S. Department of Defense (100%)
    1099 Winterson Road     1988     70,569     100.00%    1,139,244    1.23%       16.14     Preferred Health Network (63%)
    1190 Winterson Road     1987     68,567     100.00%    1,148,775    1.24%       16.75     Chesapeake Appraisal (58%)
                                                                                              U.S. Department of Defense (15%)
                                                                                              Motorola (14%)
    849 International
    Drive                   1988     67,976      98.41%    1,158,983    1.25%       17.33     EMC Corporation (13%)
                                                                                              Coca Cola Bottling (11%)
                                                                                              U.S. Department of Defense (11%)
    1201 Winterson Road     1985     67,903     100.00%      684,107    0.74%       10.07     Ciena Corporation (100%)
    911 Elkridge Landing
    Road                    1985     67,806     100.00%    1,104,649    1.19%       16.29     U.S. Department of Defense (79%)
                                                                                              Nationwide Mutual Insurance (21%)
    930 International
    Drive                   1986     57,140     100.00%      626,072    0.68%       10.96     Ciena Corporation (100%)
    900 International
    Drive                   1986     57,140     100.00%      632,398    0.68%       11.07     Ciena Corporation (100%)
    921 Elkridge Landing
    Road                    1983     54,057     100.00%      861,935    0.93%       15.94     Aerotek (100%)
    939 Elkridge Landing
    Road                    1983     51,953     100.00%      796,952    0.86%       15.34     Agency Holding (68%)
                                                                                              U.S. Department of Defense (24%)
    800 International
    Drive                   1988     50,612     100.00%      736,150    0.79%       14.54     Ciena Corporation (100%)

    COLUMBIA, MD
    7200 Riverwood Drive    1986    160,000     100.00%    2,770,640    2.99%       17.32     U.S. Department of Defense (100%)
    6940 Columbia
    Gateway Drive           1999    108,737      60.51%    1,428,314    1.54%       21.71     Magellan Behavioral Health (26%)
                                                                                              Remedy Corporation (14%)
                                                                                              Reliance Insurance (13%)
    6950 Columbia
    Gateway Drive           1998    107,778     100.00%    2,214,159    2.39%       20.54     Magellan Behavioral Health (100%)
    6740 Alexander Bell
    Drive                 1989/1992  59,569     100.00%    1,355,651    1.46%       22.76     Johns Hopkins University (70%)
                                                                                              Amtel Corporation (16%)
                                                                                              Sky Alland Research (13%)
    8815 Centre Park
    Drive                   1987     53,635     100.00%    1,079,595    1.16%       20.13     Corporate Office Management (25%)



                                                                                   Total Rental
                                               Percentage             Percentage   Revenue per
                          Year                  Occupied     Total     of Total     Occupied
                         Built/    Rentable      as of       Rental     Rental     Square Feet            Major Tenants
   Property Location   Renovated  Square Feet  12/31/99(1) Revenue(2) Revenue (3)      (4)       (10% or more Rentable Sq. Ft.)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Lipman, Frizzel & Mitchell (16%)
                                                                                              Reap/REMAX (16%)
                                                                                              Corporate Realty Management, LLC(13%)
                                                                                              H.C. Copeland Associates (10%)
    6716 Alexander Bell
    Drive                 1989/1992  51,980      91.18%      827,504    0.89%       17.46     Sun Microsystems (87%)
    6760 Alexander Bell
    Drive                 1989/1992  37,248     100.00%      713,441    0.77%       19.15     Cadence Design Systems (65%)

    HANOVER, MD
    7467 Ridge Road         1990     73,773     100.00%    1,532,909    1.65%       20.78     Travelers Casualty and Surety (55%)

    7318 Parkway Drive      1984     59,204     100.00%      632,627    0.68%       10.69     U.S. Department of Defense (100%)
    1340 Ashton Road        1989     46,400     100.00%      595,351    0.64%       12.83     Lockheed Martin Corporation (100%)
    7321 Parkway Drive      1984     39,822     100.00%      657,063    0.71%       16.50     U.S. Department of Defense (100%)
    1334 Ashton Road        1989     37,565      96.77%      557,687    0.60%       15.34     Science Applications International
                                                                                              Corp. (60%)
                                                                                              Merrill Corporation (37%)
    1331 Ashton Road        1989     29,936     100.00%      388,490    0.42%       12.98     Booz Allen Hamilton (71%)
                                                                                              Aerosol Monitoring (29%)
    1350 Dorsey Road        1989     20,021      90.16%      253,713    0.27%       14.06     Aerotek (23%)
                                                                                              Noodles (14%)
                                                                                              Hunan Pagoda (12%)
                                                                                              Electronic System (11%)
    1344 Ashton Road        1989     16,865     100.00%      334,004    0.36%       19.80     Titan Systems (28%)
                                                                                              Student Travel Services (23%)
                                                                                              AMP Corporation (16%)
                                                                                              Jani - King of Baltimore (14%)
                                                                                              Citizens National Bank (12%)
    1341 Ashton Road        1989     15,825      70.87%      114,484    0.12%       10.21     Supertots Childcare (71%)
    1343 Ashton Road        1989      9,962     100.00%      120,753    0.13%       12.12     Nauticus Corporation (100%)
                                                                                              Pepsi-Cola Bottling (17%)

    LAUREL, MD
    14502 Greenview Drive   1988     71,873     100.00%    1,239,028    1.34%       17.24     Sky Alland Research (26%)
                                                                                              Greenman-Pedersen (15%)
    14504 Greenview Drive   1985     69,194      88.39%    1,058,220    1.14%       17.30     Great West Life & Annuity (17%)
                                                                                              Laurel Consulting Group (16%)
                                                                                              Moore USA (11%)

    TIMONIUM, MD
    375 W. Padonia Road     1986    100,804     100.00%    1,579,559    1.70%       15.67     Deutsche Bank Alex. Brown (84%)
    9690 Deerco Road        1988    132,819      91.10%    2,483,260    2.68%       20.52     Fireman's Fund Insurance (22%)
                                                                                              AirTouch Paging of Virginia (12%)

    OXON HILL, MD
    6009-6011 Oxon Hill
    Road                    1990    181,236     100.00%    3,497,148    3.78%       19.30     U.S. Department of Treasury (47%)
                                                                                              Constellation Real Estate (22%)

    BALTIMORE, MD
    1615 - 1629 Thames
    Street                  1989    103,670     100.00%    1,655,549    1.79%       15.97     Johns Hopkins University (37%)
                                  ---------   ---------  -----------  -------     -------
                                                                                              Lista's (14%)
    Total Baltimore/Washington
    Corridor                      3,332,641      97.08%  $56,229,252   60.64%      $17.38
                                  ---------   ---------  -----------  -------     -------
Greater Philadelphia:

    BLUE BELL, PA
    753 Jolly Road        1960/92-94 419,472    100.00%   $3,572,761    3.85%     $  8.52     Unisys (100%)
    785 Jolly Road        1970/1996  219,065    100.00%    2,618,611    2.82%       11.95     Unisys with 100% sublease to Merck
    760 Jolly Road        1974/1994  208,854    100.00%    2,150,891    2.32%       10.30     Unisys (100%)
    751 Jolly Road        1960/92-94 112,958    100.00%      962,095    1.04%        8.52     Unisys (100%)
                                  ---------   ---------  -----------  -------     -------

    Total Greater
    Philadelphia                     960,349    100.00%   $9,304,358   10.03%     $  9.69
                                  ---------   ---------  -----------  -------     -------



                                                                                  Total Rental
                                               Percentage             Percentage   Revenue per
                          Year                  Occupied     Total     of Total     Occupied
                         Built/    Rentable      as of       Rental     Rental     Square Feet            Major Tenants
   Property Location   Renovated  Square Feet  12/31/99(1) Revenue(2) Revenue (3)      (4)       (10% or more Rentable Sq. Ft.)
------------------------------------------------------------------------------------------------------------------------------------
GREATER HARRISBURG:

    HARRISBURG, PA
    2605 Interstate Drive   1990      84,268    100.00%   $1,200,468    1.30%      $14.25    Commonwealth of Pennsylvania (56%)
                                                                                             Health Central (32%)
    6345 Flank Drive        1989      69,443    100.00%      905,718    0.99%       13.04    Allstate Insurance (30%)
                                                                                             First Health Services (24%)
                                                                                             LWN Enterprises (15%)
                                                                                             Coventry Health Care (13%)
    6340 Flank Drive        1988      68,200    100.00%      690,578    0.74%       10.13    Lancaster Lebanon (73%)
                                                                                             Merkert Enterprises (27%)
    2601 Market Place       1989      67,753    100.00%    1,190,262    1.28%       17.57    Penn State Geisinger Systems (36%)
                                                                                             Ernst & Young LLP (26%)
                                                                                             Texas Eastern Pipeline
                                                                                             Company (26%)
    5035 Ritter Road        1988      56,556    100.00%      710,352    0.77%       12.56    Commonwealth of Pennsylvania (82%)
    6400 Flank Drive        1992      52,439    100.00%      743,503    0.80%       14.18    PA Coalition Against Violence (51%)
                                                                                             REM Organization (27%)
                                                                                             Mellon Bank (16%)
    6360 Flank Drive        1988      46,500    100.00%      634,091    0.68%       13.64    Ikon Office Solutions (20%)
                                                                                             Health Spectrum Medical (15%)
                                                                                             Sentage / Muth & Mumma (15%)
                                                                                             Computer Applications (15%)
                                                                                             First Industrial Realty Trust (12%)
    6385 Flank Drive        1995      32,800    100.00%      421,094    0.45%       12.84    Cowles Enthusiast Media (34%)
                                                                                             Orion Capital Companies (26%)
                                                                                             Pitney Bowes (21%)
                                                                                             Orion Consulting (11%)
    5070 Ritter Road -
    Building A              1989      32,000    100.00%      466,700    0.50%       14.58    Maryland Casualty Company (100%)
    6405 Flank Drive        1991      32,000    100.00%      433,156    0.47%       13.54    Cowles Enthusiast Media (100%)

    6380 Flank Drive        1991      32,000     87.50%      388,691    0.42%       13.88    McCormick, Taylor &
                                                                                             Associates (21%)
                                                                                             Myers & Stauffer (17%)
                                                                                             Critical Care System (13%)
                                                                                             SV Research (12%)
    5070 Ritter Road -                                                                       Coram (10%)
    Building B              1989      28,000     81.09%      258,284    0.28%       11.38    Vale National Training Center (63%)
                                                                                             Pennsylvania Trauma System
                                                                                             Foundation (18%)
    95 Shannon Road         1999      21,976    100.00%      282,071    0.30%       12.84    New World Pasta (100%)
    75 Shannon Road         1999      20,887     81.45%      222,609    0.24%       13.09    McCormick, Taylor & Associates (81%)
    85 Shannon Road         1999      12,863    100.00%      165,102    0.18%       12.84    New World Pasta (100%)
                                  ---------   ---------  -----------  -------     -------

    Total Greater
    Harrisburg                       657,685     98.00%   $8,712,679    9.40%      $13.52
                                  ---------   ---------  -----------  -------     -------

Northern/Central New Jersey:

    SOUTH BRUNSICK, NJ
    431 Ridge Road        1958/1998  170,000    100.00%   $3,369,678    3.64%      $19.82    IBM with 84% sublease to AT&T Local
    429 Ridge Road        1966/1996  142,385    100.00%    2,762,313    2.98%       19.40    AT&T Local Services (100%)
    437 Ridge Road        1962/1996   30,000    100.00%      559,344    0.60%       18.64    IBM with 100% sublease to AT&T Local
                                                                                             (100%)

    CRANBURY, NJ
    19 Commerce             1989      65,277    100.00%    1,304,572    1.41%       19.99    The Associated Press (100%)
    104 Interchange Plaza   1990      47,142    100.00%    1,046,886    1.13%       22.21    Turner Construction Company (24%)
                                                                                             Utica Mutual Insurance
                                                                                             Company (15%)
                                                                                             Laborer's International Union (13%)
                                                                                             Lanier Worldwide (12%)
                                                                                             Somerset Real Estate
                                                                                             Management (10%)
    101 Interchange Plaza   1985      44,185     87.47%      874,400    0.94%     22.63      Ford Motor Credit Company (21%)
                                                                                             Arquest (16%)
                                                                                             Middlesex County Improvement Authority



                                                                                   Total Rental
                                               Percentage             Percentage   Revenue per
                          Year                  Occupied     Total     of Total     Occupied
                         Built/    Rentable      as of       Rental     Rental     Square Feet            Major Tenants
   Property Location   Renovated  Square Feet  12/31/99(1) Revenue(2) Revenue (3)      (4)       (10% or more Rentable Sq. Ft.)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (13%)
                                                                                             Trans Union Corporation (11%)
    47 Commerce           1992/1998   41,398    100.00%      483,603    0.52%     11.68      Somfy Systems (100%)

    3 Centre Drive          1987      20,436    100.00%      372,219    0.40%     18.21      Matrix Development Group (100%)
    7 Centre Drive          1989      19,466    100.00%      401,020    0.43%     20.60      Paradise Software (22%)
                                                                                             System Freight (17%)
                                                                                             Compugen (12%)
    8 Centre Drive          1986      16,199    100.00%      348,249    0.38%     21.50      AON Risk Services (100%)
    2 Centre Drive          1989      16,132    100.00%      418,438    0.45%     25.94      Summit Bancorp (100%)

    FAIRFIELD, NJ
    695 Route 46            1990     158,348     83.59%    2,528,021    2.73%     19.10      Pearson (22%)
                                                                                             United Healthcare Services (15%)
                                                                                             The Museum Company (12%)
                                                                                             Dean Witter Reynolds (12%)
    710 Route 46            1985     101,791     94.28%    1,745,021    1.88%     18.18      Midsco (19%)
                                                                                             Radian International, LLC (12%)
                                                                                             Continental Casualty (12%)
                                                                                             Lincoln Financial Group (11%)

    MONMOUTH, NJ
    4301 Route 1            1986      61,300    100.00%    1,176,212    1.27%       19.19    Guest Supply (38%)
                                  ----------  ---------  -----------  -------     -------
                                                                                             eCOM Server (16%)
                                                                                             Ikon Office Solutions (16%)
    Total Northern/Central New
    Jersey                           934,059     96.00%  $17,389,976   18.76%     $19.39
                                  ----------  ---------  -----------  -------     -------

    TOTAL OFFICE PROPERTIES        5,884,734     97.49%  $91,636,265   98.83%     $15.97
                                  ----------  ---------  -----------  -------     -------


    (1) This percentage is based upon all occupied space as of December 31, 1999.
    (2) Total rental revenue is the monthly contractual base rent as of December 31, 1999 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.
    (3) This percentage represents the individual property's rental revenue to our total rental revenue as of December 31, 1999.
    (4) This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 1999.

The following table provides certain information about our retail properties as of December 31, 1999:


                                                                                      Total Rental
                        Year    Rentable    Percentage                 Percentage of  Revenue per
                       Built/   Square     Occupied as    Total Rental Total Rental     Occupied        Major Tenants
 Property Location   Renovated   Feet     of 12/31/99(1)   Revenue(2)  Revenue (3)    Square Feet (4) (10% or more Rentable Sq. Ft.)
------------------------------------------------------------------------------------------------------------------------------------
EASTON, MD
322 Marlboro Street   1977/1997   145,203      95.69%        $771,626     0.83%        $5.55          Acme Markets (34%)
                                                                                                      Peebles (24%)
MINOT, ND
2100 S. Broadway        1993       46,134     100.00%         312,211     0.34%         6.77          Nash-Finch Company (100%)
                                ---------     -------     -----------   -------      -------

TOTAL RETAIL PROPERTIES           191,337      96.73%      $1,083,837     1.17%        $5.86
                                ---------     -------     -----------   -------      -------

GRAND TOTAL                     6,076,071                 $92,720,102   100.00%
                                =========                 ===========   =======


  (1) This percentage is based upon all leases signed and tenants occupying as of December 31, 1999.

  (2) Total rental revenue is the monthly contractual base rent as of December 31, 1999 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

  (3) This percentage represents the individual property's rental revenue to our total rental revenue as of December 31, 1999.

  (4) This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 1999.

     The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 1999, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

               OFFICE AND RETAIL LEASE EXPIRATION ANALYSIS BY YEAR


                                                                                          Percentage       Total Rental
                                         Square                              (1)           of Total         Revenue of
                          Number        Footage        Percentage of    Total Rental        Rental       Expiring Leases
       Year of          of Leases      of Leases      Total Occupied     Revenue of        Revenue         per Occupied
    Expiration (2)       Expiring       Expiring        Square Feet    Expiring Leases     Expiring        Square Foot
--------------------------------------------------------------------------------------------------------------------------
         2000                 106         772,476             13.0%            $13,576      14.64%              $17.57
         2001                  70         589,401             10.0%              8,687       9.37%               14.74
         2002                  76         888,996             15.0%             14,292      15.41%               16.08
         2003                  69         763,862             12.9%             13,490      14.55%               17.66
         2004                  53         577,316              9.7%             10,374      11.19%               17.97
         2005                  10         154,483              2.6%              2,640       2.85%               17.09
         2006                   6         199,118              3.4%              3,122       3.37%               15.68
         2007                   6         171,499              2.9%              2,516       2.71%               14.67
         2008                  11         569,186              9.6%             10,633      11.47%               18.68
         2009                  11       1,189,625             20.1%             13,078      14.10%               10.99
         2010                   0             --               0.0%                --        0.00%                0.00
         2011                   0             --               0.0%                --        0.00%                0.00
         2012                   0             --               0.0%                --        0.00%                0.00
         2013                   0             --               0.0%                --        0.00%                0.00
         2014                   1         46,134               0.8%               312        0.34%                6.77
                          -------      ---------           --------          --------     --------

Total/Weighted Avg.           419      5,922,096             100.0%           $92,720      100.00%              $16.14
                          =======      =========           ========          ========     ========


(1) Total rental revenue is the monthly contractual base rent as of December 31, 1999 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(2) Many of our government leases are subject to certain early termination provisions which are customary to government leases. The year of lease expiration was computed assuming no exercise of such early terminations.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information for this item is incorporated herein by reference to the section of Exhibit 13.1 entitled "Market for Registrant's Common Equity and Related Shareholder Matters".

     On December 21, 1999, we issued 974,662 Series C Preferred Units in our Operating Partnership in connection with a property acquisition. The issuance of these units is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. These units are convertible, subject to certain restrictions, commencing December 21, 2000 into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Series C Preferred Unit, plus any accrued return. The Common Units would then be exchangeable for Common Shares, subject to certain conditions.

ITEM 6.   SELECTED FINANCIAL DATA

     Information for this item is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled "Selected Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information for this item is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information for this section is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled "Quantitative and Qualitative Disclosures about Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information for this section is incorporated herein by reference to the Section of Exhibit 13.1 to this Form 10-K beginning on Page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10, 11, 12 & 13. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information required by Item 10, Item 11, Item 12 and Item 13, you should refer to our definitive proxy statement relating to the 2000 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as exhibits to this Form 10-K:

  1. FINANCIAL STATEMENTS. Audited consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 1999 are included in
         Exhibit 13.1 to this Form 10-K and are incorporated by reference.

  2. FINANCIAL STATEMENT SCHEDULE. Audited Schedule III - Real Estate and Accumulated Depreciation is included in Exhibit 13.2 to this Form 10-K and is incorporated by reference.

(b) We filed no Current Reports on Form 8-K in the last quarter of the year ended December 31, 1999.

(c) EXHIBITS. Refer to the Exhibit Index that follows.


          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
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



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
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

       2.15           Contribution Agreement, dated September 30, 1998, between
                      COPT Acquisitions, Inc. and M.O.R. XXIX Associates Limited
                      Partnership (filed with the Company's Current Report on
                      Form 8-K on October 28, 1998 and incorporated herein by reference).



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
       2.16           Purchase and Sale Agreement, dated September 30, 1998,
                      between New England Life Pension Properties II: A Real
                      Estate Limited Partnership and COPT Acquisitions, Inc.
                      (filed with the Company's Current Report on Form 8-K on
                      October 28, 1998 and incorporated herein by reference).

       2.17.1         Sale-Purchase Agreement, dated August 20, 1998 between
                      South Middlesex Industrial Park Associates, L.P. and SM
                      Monroe Associates and COPT Acquisitions, Inc. (filed with the Company's Current Report on Form 8-K on October 28,
                      1998 and incorporated herein by reference).

       2.17.2         First Amendment to Sale-Purchase Agreement, dated October
                      30, 1998, between South Middlesex Industrial Park
                      Associates, L.P. and SM Monroe Associates, L.P. and COPT
                      Acquisitions, Inc. (filed with the Company's Current
                      Report on Form 8-K on November 16, 1998 and incorporated herein by reference).

       2.18 Contribution Agreement, dated December 31, 1998, between the Operating Partnership and M.O.R. 44 Gateway Associates
                      L.P., RA & DM, Inc. and M.R.U. L.P. (filed with the
                      Company's Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

       2.19.1 Purchase and Sale Agreement, dated December 31, 1998, between Metropolitan Life Insurance Company and Corporate
                      Office Acquisitions, Inc. (filed with the Company's
                      Current Report on Form 8-K on January 14, 1999 and incorporated herein by reference).

       2.19.2         Amendment to Purchase and Sale Agreement, dated December
                      31, 1998, between Metropolitan Life Insurance Company,
                      DPA/Gateway L.P., Corporate Office Acquisitions, Inc.,
                      COPT Gateway, LLC and the Operating Partnership (filed with the Company's Current Report on Form 8-K on January
                      14, 1999 and incorporated herein by reference).

       2.20 Contribution Agreement, dated February 24, 1999, between the Operating Partnership and John Parsinen, John D.
                      Parsinen, Jr., Enterprise Nautical, Inc. and Vernon Beck
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      May 14, 1999 and incorporated herein by reference).

       2.21           Agreement to Sell Partnership Interests, dated August 12,
                      1999, between Gateway Shannon Development Corporation,
                      Clay W. Hamlin, III and COPT Acquisitions, Inc. (filed with the Company's Quarterly Report on Form 10-Q on
                      November 8, 1999 and incorporated herein by reference).

       2.22 Agreement of Purchase and Sale, dated July 21, 1999, between First Industrial Financing Partnership, L.P. and
                      COPT Acquisitions, Inc. (filed with the Company's
                      Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

       2.23           Contribution Agreement, dated December 21, 1999, between
                      United Properties Group, Incorporated and COPT
                      Acquisitions, Inc.

       3.1            Amended and Restated Declaration of Trust of Registrant
                      (filed with the Registrant's Registration Statement on
                      Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

       3.2            Bylaws of Registrant (filed with the Registrant's
                      Registration Statement on Form S-4



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
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

       4.4.1 Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 7, 1999.

       4.4.2          First Amendment to Second Amended and Restated Limited
                      Partnership Agreement of the Operating Partnership, dated
                      December 21, 1999.

       4.5            Articles Supplementary of Corporate Office Properties
                      Trust Series B Convertible Preferred Shares, dated July 2,
                      1999 (filed with the Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

       10.1           Employment Agreement, dated December 16, 1999, between
                      Corporate Office Management, Inc., COPT and Clay W.
                      Hamlin, III.

       10.2           Employment Agreement, dated December 16, 1999, between
                      Corporate Office Management, Inc., COPT and Randall M.
                      Griffin.

       10.3           Employment Agreement, dated December 16, 1999, between
                      Corporate Office Management, Inc., COPT and Roger A.
                      Waesche, Jr.

       10.4           Employment Agreement, dated December 16, 1999, between
                      Corporate Development Services, LLC, COPT and Dwight
                      Taylor.

       10.5           Employment Agreement, dated December 16, 1999, between
                      Corporate Realty Management, LLC, COPT and Michael D.
                      Kaiser.

       10.6 Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Randall M.
                      Griffin.

       10.7 Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Roger A.
                      Waesche, Jr.

       10.8 Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Dwight
                      Taylor.

       10.9 Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Michael D.
                      Kaiser.



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
       10.10          Management agreement between Registrant and Glacier
                      Realty, LLC (filed with the Company's Current Report on
                      Form 8-K on October 29, 1997, and incorporated herein by
                      reference).

       10.11          Senior Secured Credit Agreement, dated October 13, 1997,
                      (filed with the Company's Current Report on Form 8-K on
                      October 29, 1997, and incorporated herein by reference).

       10.12.1        Corporate Office Properties Trust 1998 Long Term Incentive
                      Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

       10.12.2        Amendment No. 1 to Corporate Office Properties Trust 1998
                      Long Term Incentive Plan (filed with the Company's
                      Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

       10.13          Stock Option Plan for Directors (filed with Royale
                      Investments, Inc.'s Form 10-KSB for the year ended
                      December 31, 1993 (Commission File No. 0-20047) and incorporated herein

       10.14          Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

       10.15          Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation, dated March 12, 1997, with respect to lot B (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

       10.16          Lease Agreement between Blue Bell Investment Company, L.P.
                      and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant's Registration
                      Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

       10.17          Senior Secured Revolving Credit Agreement, dated May 28,
                      1998, between the Company, the Operating Partnership, Any
                      Mortgaged Property Subsidiary and Bankers Trust Company
                      (filed with the Company's Current Report on Form 8-K on
                      June 10, 1998 and incorporated herein by reference).

       10.18 Consulting Services Agreement, dated April 28, 1998, between the Company and Net Lease Finance Corp., doing business as Corporate Office Services (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

       10.19          Project Consulting and Management Agreement, dated
                      September 28, 1998, between Constellation Properties, Inc.
                      and COMI (filed with the Company's Current Report on Form
                      8-K on October 13, 1998 and incorporated herein by reference).

       10.20          Promissory Note, dated October 22, 1998, between Teachers
                      Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly
                      Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
       10.21          Indemnity Deed of Trust, Assignment of Leases and Rents
                      and Security Agreement, dated October 22, 1998, by
                      affiliates of the Operating Partnership for the benefit of
                      Teachers Insurance and Annuity Association of America
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      November 13, 1998 and incorporated herein by reference).

       10.22 Agreement for Services, dated September 28, 1998, between the Company and Corporate Office Management, Inc. (filed with the Company's Quarterly Report on Form 10-Q on May
                      14, 1999 and incorporated herein by reference).

       10.23.1        Lease Agreement, dated September 28,1998, between St.
                      Barnabas Limited Partnership and Constellation Properties,
                      Inc. (filed with the Company's Quarterly Report on Form
                      10-Q on May 14, 1999 and incorporated herein by reference).

       10.23.2        First Amendment to Lease, dated December 31, 1998, between
                      St. Barnabas, LLC and Constellation Properties, Inc.
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      May 14, 1999 and incorporated herein by reference).

       10.24.1        Lease Agreement, dated August 3, 1998, between
                      Constellation Real Estate, Inc. and Constellation
                      Properties, Inc. (filed with the Company's Quarterly
                      Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

       10.24.2        First Amendment to Lease, dated December 30, 1998, between
                      Three Centre Park, LLC and Constellation Properties, Inc.
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      May 14, 1999 and incorporated herein by reference).

       10.25.1        Lease Agreement, dated April 27, 1993, between
                      Constellation Properties, Inc. and Baltimore Gas and
                      Electric Company (filed with the Company's Quarterly
                      Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

       10.25.2        First Amendment to Lease, dated December 9, 1998, between
                      COPT Brandon, LLC and Baltimore Gas and Electric Company
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      May 14, 1999 and incorporated herein by reference).

       10.26          Underwriting Agreement, dated June 29, 1999, between
                      Corporate Office Properties Trust and the underwriters of the Series B Preferred Shares (filed with the Company's
                      Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

       10.27 Contribution Rights Agreement, dated June 23, 1999, between the Operating Partnership and United Properties
                      Group, Incorporated (filed with the Company's Quarterly
                      Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

       10.28          Promissory Note, dated September 30, 1999, between
                      Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's
                      Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

       10.29 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America
                      (filed with the Company's Quarterly Report on Form 10-Q on
                      November 8, 1999 and incorporated herein by reference).



          EXHIBIT
            NO.                              DESCRIPTION
       -------------  ----------------------------------------------------------
       10.30          Revolving Credit Agreement, dated December 29, 1999,
                      between Corporate Office Properties, L.P. and Prudential
                      Securities Credit Corp.

       10.31          Option agreement, dated March 1998, between Corporate
                      Office Properties, L.P. and Blue Bell Land, L.P.

       10.32          Option agreement, dated March 1998, between Corporate
                      Office Properties, L.P. and Comcourt Land, L.P.

       13.1           Portions of the Annual Report of Corporate Office
                      Properties Trust as of and for the year ended December 31, 1999.

       13.2 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.

       21.1           Subsidiaries of Registrant.

       23.1           Consent of Independent Accountants.

       27             Financial Data Schedule.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CORPORATE OFFICE PROPERTIES TRUST

Date: March 16, 2000            By:   /s/ Randall M. Griffin
                                      ------------------------------------------
                                      Randall M. Griffin
                                      President and Chief Operating Officer

Date: March 16, 2000            By:   /s/ Roger A. Waesche, Jr.
                                      ------------------------------------------
                                      Roger A. Waesche, Jr.
                                      Senior Vice President and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 Signatures                                 Title                              Date
                 ----------                                 -----                              ----

         /s/ Jay H. Shidler                    Chairman of the Board                    March 16, 2000
       -------------------------------
           (Jay H. Shidler)                      and Trustee

        /s/ Clay W. Hamlin, III                Chief Executive Officer and              March 16, 2000
       -------------------------------
          (Clay W. Hamlin, III)                  Trustee

         /s/ Randall M. Griffin                President and Chief Operating            March 16, 2000
       -------------------------------
          (Randall M. Griffin)                   Officer

        /s/ Roger A. Waesche, Jr.              Senior Vice President and Chief          March 16, 2000
       -------------------------------
          (Roger A. Waesche)                     Financial Officer

           /s/ Betsy Z. Cohen                  Trustee                                  March 16, 2000
       -------------------------------
          (Betzy Z. Cohen)

        /s/ Kenneth D. Wethe                   Trustee                                  March 16, 2000
       -------------------------------
          (Kenneth D. Wethe)

         /s/ Robert L. Denton                  Trustee                                  March 16, 2000
       -------------------------------
          (Robert L. Denton)

         /s/ William H. Walton                 Trustee                                  March 16, 2000
       -------------------------------
          (William H. Walton)

        /s/ Kenneth S. Sweet, Jr.              Trustee                                  March 16, 2000
       -------------------------------
          (Kenneth S. Sweet, Jr.)

          /s/ Steven D. Kesler                 Trustee                                  March 16, 2000
       -------------------------------
         (Steven D. Kesler)

           /s/ Edward A. Crooke                Trustee                                  March 16, 2000
       -------------------------------
         (Edward A. Crooke)
