Form 10-Q
period 2000-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2000-05-12
CIK 860546

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 2000
                               ------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ---------------------

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                               23-2947217
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

8815 CENTRE PARK DRIVE, SUITE 400, COLUMBIA MD              21045
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

/X/ Yes    / / No

On May 12, 2000, 18,509,491 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                            PAGE
PART I:  FINANCIAL INFORMATION

Item 1:   Financial Statements:
            Consolidated Balance Sheets as of March 31, 2000 (unaudited)
              and December 31, 1999                                           3
            Consolidated Statements of Operations for the three months
              ended March 31, 2000 and 1999 (unaudited)                       4
            Consolidated  Statements  of Cash Flows for the three months
              ended March 31, 2000 and 1999 (unaudited)                       5
            Notes to Consolidated Financial Statements                        6
Item 2:     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17
Item 3:     Quantitative and Qualitative Disclosures About Market Risk       24


PART II:  OTHER INFORMATION

Item 1:     Legal Proceedings                                                24
Item 2:     Changes in Securities                                            24
Item 3:     Defaults Upon Senior Securities                                  24
Item 4:     Submission of Matters to a Vote of Security Holders              24
Item 5:     Other Information                                                25
Item 6:     Exhibits and Reports on Form 8-K                                 25


SIGNATURES                                                                   32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             March 31,   December 31,
                                                                               2000          1999
                                                                             ---------   ------------
                                                                            (unaudited)
ASSETS
Commercial real estate properties:
  Operating properties, net                                                   $ 666,725    $ 662,664
  Projects under construction                                                    42,164       33,825
----------------------------------------------------------------------------------------------------
   Total commercial real estate properties, net                                 708,889      696,489
Cash and cash equivalents                                                           869        2,376
Restricted cash                                                                   2,507        2,041
Accounts receivable, net                                                          2,080        1,928
Investment in and advances to Service Companies                                   4,393        3,661
Deferred rent receivable                                                          5,378        4,634
Deferred charges, net                                                             8,133        7,525
Prepaid and other assets                                                          2,551        2,380
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 734,800    $ 721,034
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Mortgage and other loans payable                                           $ 412,191    $ 399,627
   Accounts payable and accrued expenses                                          7,929        6,597
   Rents received in advance and security deposits                                4,168        3,776
   Dividends and distributions payable                                            6,787        6,298
----------------------------------------------------------------------------------------------------
Total liabilities                                                               431,075      416,298
----------------------------------------------------------------------------------------------------

Minority interests:

   Preferred Units in the Operating Partnership                                  24,367       24,367
   Common Units in the Operating Partnership                                     80,422       88,170
   Other consolidated partnerships                                                  106           98
----------------------------------------------------------------------------------------------------
Total minority interests                                                        104,895      112,635
----------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 14)
Shareholders' equity:

   Preferred Shares ($0.01 par value; 5,000,000 authorized);
      1,025,000 designated as Series A Convertible Preferred Shares of beneficial interest (984,308 shares issued with an aggregate
         liquidation preference of $24,608)                                          10           10
      1,725,000 designated as Series B Cumulative Redeemable Preferred
         Shares of beneficial interest (1,250,000 shares issued with an
         aggregate liquidation preference of $31,250)                                12           12
   Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 18,536,091 at March 31, 2000
      and 17,646,046 at December 31, 1999)                                          185          176
   Additional paid-in capital                                                   210,524      202,867
   Accumulated deficit                                                           (8,450)      (7,547)
   Value of unearned restricted Common Share grants                              (3,399)      (3,417)
   Treasury Shares, at cost (6,600 shares at March 31, 2000)                        (52)        --
----------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      198,830      192,101
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 734,800    $ 721,034
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 For the three months ended March 31,
                                                                 ------------------------------------
                                                                       2000               1999
                                                                 ----------------   -----------------
REVENUES
   Rental revenue                                                       $ 21,906         $ 16,365
   Tenant recoveries and other revenue                                     3,955            2,158
-------------------------------------------------------------------------------------------------
     Total revenues                                                       25,861           18,523
-------------------------------------------------------------------------------------------------

EXPENSES

   Property operating                                                      7,608            5,003
   General and administrative                                              1,348              889
   Interest                                                                6,934            5,193
   Amortization of deferred financing costs                                  306              225
   Depreciation and other amortization                                     3,873            2,792
-------------------------------------------------------------------------------------------------
     Total expenses                                                       20,069           14,102
-------------------------------------------------------------------------------------------------

Income before equity in income of Service Companies, gain on sales
   of rental properties, minority interests and extraordinary item         5,792            4,421
Equity in income of Service Companies                                         47              181
-------------------------------------------------------------------------------------------------
Income before gain on sales of rental properties, minority
   interests and extraordinary item                                        5,839            4,602
Gain on sales of rental properties                                          --                986
-------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item                    5,839            5,588
Minority interests
   Common Units in the Operating Partnership                              (1,634)            (496)
   Preferred Units in the Operating Partnership                             (548)            (853)
   Other consolidated partnership                                             (7)            --
-------------------------------------------------------------------------------------------------
Income before extraordinary item                                           3,650            4,239
Extraordinary item - loss on early retirement of debt                       --               (694)
-------------------------------------------------------------------------------------------------
NET INCOME                                                                 3,650            3,545
Preferred Share dividends                                                 (1,120)            (338)
-------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             $  2,530         $  3,207
-------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE

   Income before extraordinary item                                     $   0.15         $   0.23
   Extraordinary item                                                       --              (0.04)
-------------------------------------------------------------------------------------------------
   Net income                                                           $   0.15         $   0.19
-------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE

   Income before extraordinary item                                     $   0.14         $   0.19
   Extraordinary item                                                       --              (0.02)
-------------------------------------------------------------------------------------------------
   Net income                                                           $   0.14         $   0.17
-------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                              2000             1999
                                                                      -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $  3,650         $  3,545
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                    2,189            1,349
       Depreciation and other amortization                                   3,873            2,792
       Amortization of deferred financing costs                                306              225
       Equity in income of Service Companies                                   (47)            (181)
       Gain on sales of rental properties                                     --               (986)
       Increase in deferred rent receivable                                   (744)            (675)
       Increase in accounts receivable, restricted cash and
         prepaid and other assets                                             (697)            (335)
       Increase in accounts payable, accrued expenses, rents
         received in advance and security deposits                           2,970              736
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          11,500            6,470
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate
     properties                                                            (14,316)         (13,864)
   Proceeds from sales of rental properties                                   --             16,828
   Investment in and advances to Service Companies                            (685)          (2,169)
   Leasing commissions paid                                                   (708)            (373)
   Increase in prepaid and other assets                                        (92)            (500)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                             (15,801)             (78)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                           10,331           19,075
   Repayments of mortgage and other loans payable                             (845)         (19,151)
   Deferred financing costs paid                                              (331)            (358)
   Purchase of Treasury Shares                                                 (52)            --
   Net proceeds from issuance of Common Shares                                 119             --
   Dividends paid                                                           (4,384)          (3,351)
   Distributions paid                                                       (2,044)          (1,341)
----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                 2,794           (5,126)
----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                        (1,507)           1,266

CASH AND CASH EQUIVALENTS
   Beginning of period                                                       2,376            2,349
----------------------------------------------------------------------------------------------------------
   End of period                                                          $    869         $  3,615
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1   ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office buildings located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of March 31, 2000, our portfolio included 77 office and two retail properties.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2000 follows:

                                                          % Owned by
                                                              COPT
                                                          ----------

     Common Units                                               63%
     Series A Preferred Units                                  100%
     Series B Preferred Units                                  100%
     Series C Preferred Units                                    0%


NOTE 2   BASIS OF PRESENTATION

      These notes to our interim financial statements highlight significant changes to the notes to the financial statements included in our 1999 Form 10-K. As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 1999 Form 10-K. The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

MINORITY INTERESTS

     As discussed previously, we consolidate the accounts of our Operating Partnership into our financial statements. However, we do not own 100% of the Operating Partnership. Our Operating Partnership also does not own 11% of one of its subsidiary partnerships. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities' net income not allocated to us.

     Common Units of the Operating Partnership ("Common Units") are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). Common Units are also exchangeable into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $1,816 at March 31, 2000 and $1,983 at December 31, 1999.

         Our Operating Partnership issued 974,662 Series C Preferred Units in connection with a December 1999 property acquisition. Owners of these units are entitled to a priority annual return equal to 9% of their liquidation preference for the first ten years following issuance, 10.5% for the five following years and 12% thereafter. These units are convertible, subject to certain restrictions, commencing December 21, 2000 into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Series C Preferred Unit, plus any accrued return. The Common Units would then be exchangeable for Common Shares, subject to certain conditions. We have accrued distributions related to Series C Preferred Units owned by minority interests of $548 at March 31, 2000 and $61 at December 31, 1999.

         Our Operating Partnership issued 2,100,000 preferred units in connection with an October 1997 property acquisition (the "Initial Preferred Units"). These units were converted into Common Units on the basis of 3.5714 Common Units for each Initial Preferred Unit in October 1999. Prior to converting these units, owners were entitled to a priority annual return equal to 6.5% of their liquidation preference.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is as follows (dollars and shares in thousands):


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000            1999
                                                                           -------------   ------------
Numerator:
Net income available to Common Shareholders                                 $  2,530        $  3,207
Add: Extraordinary loss                                                         --               694
                                                                            --------        --------
Numerator for basic earnings per share before extraordinary item               2,530           3,901
Add: Series A Preferred Share dividends                                         --               338
Add: Minority interests - Initial Preferred Units                               --               853
Add: Minority interests -  Common Units                                         --               496
                                                                            --------        --------
Numerator for diluted earnings per share before extraordinary item          $  2,530        $  5,588
Less: Series A Preferred Share dividends                                        --              (338)
Less: Minority interests - Common Units                                         --              (496)
Less: Extraordinary loss                                                        --              (694)
                                                                            --------        --------
Numerator for diluted earnings per share for net income                     $  2,530        $  4,060
                                                                            --------        --------
                                                                            --------        --------
Denominator (all weighted averages):
Common Shares - basic                                                         17,352          16,802
Assumed conversion of share options                                               50               8
Assumed conversion of Common Unit warrants                                       476            --
Conversion of Initial Preferred Units                                           --             7,500
Conversion of Series A Preferred Shares                                         --             1,845
Conversion of Common Units                                                      --             2,759
                                                                           --------        --------
Denominator for diluted earnings per share before extraordinary item          17,878          28,914
Less: Conversion of Series A Preferred Shares                                   --            (1,845)
Less: Conversion of Common Units                                                --            (2,759)
                                                                            --------        --------
Denominator for diluted earnings per share for net income                     17,878          24,310
                                                                            --------        --------
                                                                            --------        --------

     Our diluted EPS computation for the three months ended March 31, 2000 only assumes conversion of share options and Common Unit warrants because conversions of Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares"), Preferred Units and Common Units would increase diluted EPS in that period. Our diluted EPS computation for income before extraordinary item for the three months ended March 31, 1999 as reported above assumes conversion of Initial Preferred Units, Series A Preferred Shares and Common Units since such conversions would decrease diluted EPS in that period. Our diluted EPS computation for net income for the three months ended March 31, 1999 only assumes conversion of Initial Preferred Units because conversions of Series A Preferred Shares and Common Units would increase diluted EPS in that period.

RECLASSIFICATION

     We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:


                                         March 31,        December 31,
                                           2000              1999
                                       -------------      ------------
Land                                     $ 137,075         $ 135,641
Buildings and improvements                 551,332           544,967
Furniture, fixtures and equipment              345               335
                                       -------------      ------------
                                           688,752           680,943
Less: accumulated depreciation             (22,027)          (18,279)
                                       -------------      ------------
                                         $ 666,725         $ 662,664
                                       -------------      ------------
                                       -------------      ------------

     Projects we had under construction/development consisted of the following:

                                         March 31,        December 31,
                                           2000              1999
                                       -------------      ------------
Land                                       $16,332           $13,158
Construction in progress                    25,832            20,667
                                           -------           -------
                                           $42,164           $33,825
                                           -------           -------
                                           -------           -------

2000 ACQUISITIONS

     We acquired the following properties during the three months ended March 31, 2000:

- a parcel of land located in Cranbury, New Jersey for $633 on March 20, 2000, and
- a parcel of land located in Columbia, Maryland for $4,036 on March 29, 2000.

2000 CONSTRUCTION IN PROGRESS

     During the three months ended March 31, 2000, we had construction underway on five new buildings and redevelopment underway on an existing building. We were also in various stages of development on eight parcels of land.

NOTE 5   ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $39 at March 31, 2000 and $10 at December 31, 1999.

NOTE 6   INVESTMENT IN AND ADVANCES TO SERVICE COMPANIES

         We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin G. Knott and Associates, LLC ("MGK") using the equity method of accounting. Our investment in and advances to the Service Companies included the following:


                                             March 31,    December 31,
                                               2000          1999
                                             ---------    ------------
   Notes receivable                           $2,005        $2,005
   Equity investment in Service Companies        854           807
   Advances receivable                         1,534           849
                                             ---------    ------------
      Total                                   $4,393        $3,661
                                             ---------    ------------
                                             ---------    ------------


NOTE 7   DEFERRED CHARGES

     Deferred charges consisted of the following:

                                             March 31,    December 31,
                                               2000           1999
                                             ---------    ------------
Deferred financing costs                      $4,923        $4,592
Deferred leasing costs                         5,366         4,658
Deferred other                                    24            24
                                             ---------    ------------
                                              10,313         9,274
Accumulated amortization                      (2,180)       (1,749)
                                             ---------    ------------
Deferred charges, net                         $8,133        $7,525
                                             ---------    ------------
                                             ---------    ------------

NOTE 8   MORTGAGE AND OTHER LOANS PAYABLE

     This section highlights new borrowing arrangements entered into during the three months ended March 31, 2000.

     On February 10, 2000, we entered into a $6,900 construction loan facility with Summit Bank to finance the redevelopment of a 57,000 square foot warehouse facility into office space. This loan bears interest at LIBOR plus 1.75%. The loan matures on February 28, 2001 and may be extended for a two-year period, subject to certain conditions. Borrowings under this loan totaled $1,459 at March 31, 2000.

     On March 27, 2000, we entered into a $9,325 construction loan facility with Allfirst Bank to finance the construction of a building at our 6750 Alexander Bell Drive property. This loan has an interest rate of LIBOR plus 1.75%. The loan matures on May 1, 2002. No borrowings were made under this facility through March 31, 2000.

     On March 29, 2000, we entered into a $3,078 loan with Howard Research and Development Corporation in connection with the acquisition of a land development parcel located in Columbia, Maryland. The loan carries no interest rate and matures on June 20, 2000.

     On March 30, 2000, we entered into a $13,440 construction loan facility with Bank of America to finance the construction of a building at our 221 National Business Parkway property. This loan has an interest rate of LIBOR plus 1.75%. The loan matures on March 29, 2002 and may be extended for a one-year period, subject to certain conditions. No borrowings were made under this facility through March 31, 2000.

NOTE 9   SHAREHOLDERS' EQUITY

     On November 3, 1999, the Board of Trustees authorized a share repurchase program to buy up to 2,000,000 Common Shares in open market and privately negotiated purchases depending on market conditions and other factors. On March 31, 2000, we repurchased 6,600 shares in the open market for $52. On April 5, 2000, we repurchased 20,000 shares in the open market for $166.

     On March 16, 2000, 877,545 Common Units in our Operating Partnership were converted to 877,545 Common Shares.

     During the three months ended March 31, 2000, we issued 12,500 Common Shares subject to forfeiture restrictions to an officer. We also had forfeiture restrictions on 15,625 previously issued Common Shares lapse during the three months ended March 31, 2000.

NOTE 10  DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the three months ended March 31, 2000:


                                                                             Dividend/
                                                                           Distribution     Total
                                                                               Per         Dividend/
                                    Record Date         Payable Date       Share/Unit    Distribution
                                    -----------         ------------       ----------    ------------
Series A Preferred Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000    $0.34375         $338
   First Quarter 2000            March 31, 2000         April 17, 2000      $0.34375         $338

Series B Preferred Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000    $0.625           $781
   First Quarter 2000            March 31, 2000         April 17, 2000      $0.625           $781

Common Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000    $0.19          $3,265
   First Quarter 2000            March 31, 2000         April 17, 2000      $0.19          $3,433

Series C Preferred Units:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000    $0.0625           $61
   First Quarter 2000            March 31, 2000         April 17, 2000      $0.5625          $548

Common Units:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000    $0.19          $1,983
   First Quarter 2000            March 31, 2000         April 17, 2000      $0.19          $1,816


NOTE 11  RELATED PARTY TRANSACTIONS

MANAGEMENT

     We have a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for personnel and other overhead-related expenses. We incurred management fees and related costs under this contract of $1,247 in the three months ended March 31, 2000 and $774 in the three months ended March 31, 1999.

     We have a management agreement with CRM under which CRM provides property management services to our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3% of revenue from tenant billings. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs with CRM of $1,265 in the three months ended March 31, 2000 and $843 in the three months ended March 31, 1999.

     We had a management agreement with Glacier Realty LLC, a company that was partially owned by one of our former Trustees. We incurred fees under this agreement of $63 in the three months ended March 31, 1999.

     We also had a management agreement with a company for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $27 in the three months ended March 31, 1999.

CONSTRUCTION COSTS

     We have a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. We incurred $418 in the three months ended March 31, 2000 and $262 in the three months ended March 31, 1999 a substantial portion of which was capitalized into the cost of the related activities.

COMMON SHARE GRANTS

      The Service Companies paid us $119 for the value of Common Shares granted to one of its employees in the three months ended March 31, 2000.

RENTAL INCOME

     We recognized revenue on office space leased to COMI and CRM of $117 in the three months ended March 31, 2000 and $99 in the three months ended March 31, 1999. We recognized revenue on office space leased to Constellation Real Estate, Inc. ("Constellation"), owner of 38% of our Common Shares and 100% of our Series A Preferred Shares at March 31, 2000, of $208 in the three months ended March 31, 2000 and $227 in the three months ended March 31, 1999. We recognized revenue on office space leased to a company for which one of our Trustees serves on the Board of Directors of $20 in the three months ended March 31, 2000.

INTEREST INCOME

     We earned interest income on notes receivable from the Service Companies of $54 in the three months ended March 31, 2000 and $72 in the three months ended March 31, 1999.

CONSTRUCTION FEES

     The Service Companies earned construction management fees from an entity owned by an officer and Trustee of ours of $42 in the three months ended March 31, 1999.

LEASING COMMISSION

     The Service Companies earned a leasing commission from an entity owned by an officer and Trustee of ours of $56 in the three months ended March 31, 1999.

FEES EARNED FROM CONSTELLATION AND BGE

     The Service Companies earned fees from a project consulting and management agreement with Constellation of $150 in the three months ended March 31, 2000 and $450 in the three months ended March 31, 1999. The Service Companies also earned fees and expense reimbursements under a property management agreement with Baltimore Gas and Electric Company, an affiliate of Constellation, of $38 in the three months ended March 31, 2000 and $130 in the three months ended March 31, 1999.

UTILITIES EXPENSE

     Baltimore Gas and Electric Company provided utility services to most of our properties in the Baltimore/Washington Corridor.

NOTE 12  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                              For the three months ended
                                                                       March 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
Supplemental schedule of non-cash investing and
  financing activities:

Debt repaid in connection with sales of rental properties        $    --         $ 15,912
                                                                 ========        ========
Debt assumed in connection with acquisitions                     $  3,078        $    --
                                                                 ========        ========
Increase in minority interests resulting from issuance of
   Common Units in connection with Glacier Transaction          $     --         $  1,487
                                                                 ========        ========
(Decrease) increase in accrued capital improvements              $ (1,246)       $     89
                                                                 ========        ========
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                 $   (600)       $   (270)
                                                                 ========        ========
Dividends/distributions payable                                  $  6,768        $  4,743
                                                                 ========        ========
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                               $  6,965        $     --
                                                                 ========        ========

NOTE 13  INFORMATION BY BUSINESS SEGMENT

     We have five segments: Baltimore/Washington Corridor office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office and retail. Our office properties represent our core-business. We manage our retail properties as a single segment since they are considered outside of our core-business.

     The table below reports segment financial information. Our retail segment is not separately reported since it does not meet the reporting thresholds. We measure the performance of our segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.

                                      Baltimore/                  Northern/
                                      Washington    Greater      Central New    Greater
                                       Corridor   Philadelphia     Jersey     Harrisburg
                                        Office      Office         Office       Office       Other       Total
                                       --------   ------------   ----------   ---------     --------   --------
Three months ended March 31, 2000:

Revenues                               $ 15,830     $  2,506     $  4,706     $  2,395     $    424     $ 25,861
Property operating expenses               5,149           29        1,786          583           61        7,608
                                       --------     --------     --------     --------     --------     --------
Income from operations                 $ 10,681     $  2,477     $  2,920     $  1,812     $    363     $ 18,253
                                       ========     ========     ========     ========     ========     ========
Commercial real estate property
    expenditures                       $ 13,093     $     --     $  2,669     $    346     $     40     $ 16,148
                                       --------     --------     --------     --------     --------     --------
Segment assets at March 31, 2000       $421,901     $107,143     $114,016     $ 70,966     $ 20,774     $734,800
                                       ========     ========     ========     ========     ========     ========

Three months ended March 31, 1999:

 Revenues                              $ 10,314     $  2,506     $  4,096     $    727     $    880     $ 18,523
 Property operating expenses              3,066           23        1,502          242          170        5,003
                                       --------     --------     --------     --------     --------     --------
 Income from operations                $  7,248     $  2,483     $  2,594     $    485     $    710     $ 13,520
                                       ========     ========     ========     ========     ========     ========
 Commercial real estate property
    expenditures                       $ 12,834     $     --     $    780     $     82     $    257     $ 13,953
                                       ========     ========     ========     ========     ========     ========
Segment assets at March 31, 1999       $289,394     $108,568     $ 97,725     $ 23,843     $ 30,673     $550,203
                                       ========     ========     ========     ========     ========     ========


    The following table reconciles our income from operations for reportable segments to income before extraordinary item as reported in our Consolidated Statements of Operations.


                                              Three months ended March 31,
                                              ----------------------------
                                                    2000        1999
                                              -------------  -------------
Income from operations for reportable segments   $ 18,253    $ 13,520
Add:
     Equity in income of Service Companies             47         181
     Gain on sales of rental properties              --           986
Less:
     General and administrative                    (1,348)       (889)
     Interest                                      (6,934)     (5,193)
     Amortization of deferred financing costs        (306)       (225)
     Depreciation and other amortization           (3,873)     (2,792)
     Minority interests                            (2,189)     (1,349)
                                              -------------  -------------
Income before extraordinary item                 $  3,650    $  4,239
                                              =============  =============


     We did not allocate gain on sales of rental properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of Service Companies, general and administrative and minority interests since these items represent general corporate items not attributable to segments.

NOTE 14  COMMITMENTS AND CONTINGENCIES

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

NOTE 15  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 1999 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2000.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 1999 acquisitions and dispositions had occurred on January 1, 1999. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions had occurred on January 1, 1999, nor does it intend to represent our results of operations for future periods.


                                                           Three months ended March 31,
                                                           ----------------------------
                                                                2000          1999
                                                            ------------  -------------
Pro forma total revenues                                    $   25,861    $   22,744
                                                            ============  =============
Pro forma net income available to Common Shareholders       $    2,530    $    2,948
                                                            ============  =============

Pro forma earnings per Common Share
  Basic                                                     $     0.15    $     0.18
                                                            ============  =============
  Diluted                                                   $     0.14    $     0.15
                                                            ============  =============


NOTE 16  SUBSEQUENT EVENT

     On April 18, 2000, we acquired a 74,513 square foot office building located in Hanover, Maryland. We acquired this property for $7,455.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three months ended March 31, 2000. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2000 compared to the same period in 1999,
- what our primary sources and uses of cash were in the three months ended March 31, 2000,
- how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2000,
-    how we intend to generate cash for future capital expenditures, and
-    the computation of our funds from operations.

     You should refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth below as you read this section.

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

     Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness and financing availability; interest rates; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives and environmental requirements.

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three months ended
                                                                     March 31,
                                                               --------------------
                                                                                                          %
                                                                 2000         1999     Variance         Change
                                                               --------    --------    ---------       -------
Revenues
     Rental revenue                                            $ 21,906    $ 16,365    $  5,541          34%
     Tenant recoveries and other revenue                          3,955       2,158       1,797          83%
                                                               --------    --------    ---------
        Total revenues                                           25,861      18,523       7,338          40%
                                                               --------    --------    ---------
Expenses
     Property operating                                           7,608       5,003       2,605          52%
     General and administrative                                   1,348         889         459          52%
     Interest and amortization of deferred financing costs        7,240       5,418       1,822          34%
     Depreciation and other amortization                          3,873       2,792       1,081          39%
                                                               --------    --------    ---------
        Total expenses                                           20,069      14,102       5,967          42%
                                                               --------    --------    ---------
Income before equity in income of Service Companies, gain on sales of rental properties, minority interests and
     extraordinary item                                           5,792       4,421       1,371          31%
Equity in income of Service Companies                                47         181        (134)        (74%)
Gain on sales of rental properties                                 --           986        (986)       (100%)
                                                               --------    --------    ---------
Income before minority interests and extraordinary item           5,839       5,588         251           4%
Minority interests                                               (2,189)     (1,349)       (840)         62%
Extraordinary item -loss on early retirement of debt               --          (694)        694        (100%)
                                                               --------    --------    ---------
Net income                                                        3,650       3,545         105           3%
Preferred share dividends                                        (1,120)       (338)       (782)        231%
                                                               --------    --------    ---------
Net income available to Common Shareholders                    $  2,530    $  3,207    $   (677)        (21%)
                                                               ========    ========    =========
Basic earnings per Common Share
     Income before extraordinary item                          $   0.15    $   0.23    $  (0.08)        (35%)
     Net income                                                $   0.15    $   0.19    $  (0.04)        (21%)
Diluted earnings per Common Share
     Income before extraordinary item                          $   0.14    $   0.19    $  (0.05)        (26%)
     Net income                                                $   0.14    $   0.17    $  (0.03)        (18%)


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Our total revenues increased $7.3 million or 40%, of which $5.5 million was generated by rental revenue and $1.8 million by tenant recoveries and other revenue. Included in this change is the following:

- $6.7 million increase attributable to 28 properties acquired and two newly-constructed properties placed in service during 1999.
- $1.0 million increase attributable to 46 office properties owned throughout both reporting periods due mostly to increases in rental rates on renewed space and steady occupancy.
-    $516,000 decrease attributable to properties sold during 1999.

     Our total expenses increased $6.0 million or 42% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

     Our property operating expenses increased $2.6 million or 52%. Included in this change is the following:

- $2.0 million increase attributable to 28 properties acquired and two newly-constructed properties placed in service during 1999.
- $741,000 increase attributable to 46 office properties owned throughout both reporting periods $540,000 of which is due to increased snow removal costs.
-    $134,000 decrease attributable to properties sold during 1999.

     Our interest expense and amortization of deferred financing costs increased $1.8 million or 34% due mostly to a 39% increase in our average outstanding debt balance necessitated by our 1999 acquisitions activity and 1999 and 2000 construction activity. Our depreciation and other amortization expense increased $1.1 million or 39%, $1.0 million of which is attributable to 28 properties acquired and two newly-constructed properties placed in service during 1999. Our general and administrative expenses increased $459,000 or 52%, $299,000 of which is attributable to Common Shares subject to forfeiture restrictions issued to certain of our officers and the lapsing of these restrictions on a number of these shares.

     Our income before minority interests and extraordinary item also includes the $986,000 gain we realized on the sale of four of our retail properties in the three months ended March 31, 1999 and a $134,000 decrease in our equity in the income of the Service Companies.

     As a result of the above factors, income before minority interests and extraordinary item increased by $251,000 or 4%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests increased $840,000 or 62% due to the increase in the Operating Partnership's net income combined with a higher percentage ownership by minority interests during the current period.

     The factors discussed above combined with the 1999 extraordinary loss collectively resulted in a $105,000 increase in net income. There was a $782,000 increase in Preferred Share dividends resulting from the Series B Preferred Share issuance in July 1999. As a result of all of the above, net income available to Common Shareholders decreased $677,000 or 21%.

LIQUIDITY AND CAPITAL RESOURCES

CAPITALIZATION AND LIQUIDITY

     Cash provided from operations represented our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements. We expect to continue to meet our short-term capital needs, including all property expenses, general and administrative expenses, debt service, distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.

     We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from the sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. We also have a $50.0 million line of credit with Prudential Securities Credit Corporation (the "Prudential Credit Facility"). Amounts available under the Revolving Credit Facility and the Prudential Credit Facility are computed based on 65% of the appraised value of properties pledged as collateral. As of May 4, 2000, the maximum amount available under our Revolving Credit Facility was $99.4 million, of which $19.2 million was unused. As of May 4, 2000, none of our properties were pledged as collateral for the Prudential Credit Facility and therefore no borrowings were available.

     Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of March 31, 2000, 69% of our mortgage and other loans payable balance carried fixed interest rates.

     Mortgage and other loans payable at March 31, 2000 consisted of the following (dollars in thousands):


Deutsche Bank Alex. Brown, Term Credit Facility, 7.50%, maturing October 2000 (1)                $  100,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                 83,121
Deutsche Bank Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing May 2001               63,500
Teachers Insurance and Annuity Association of America, 7.72%, maturing  October 2006                 59,597
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                               27,659
Bank of America, LIBOR + 1.75%, maturing June 2000                                                   16,672
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                                                      12,220
Provident Bank of Maryland, LIBOR + 1.75%, maturing February 2001 (2)                                 8,815
Allfirst Bank, LIBOR + 1.6%, maturing February 2001(3)                                                8,329
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                             6,174
Allfirst Bank, LIBOR plus 1.75%, maturing October 2001 (4)                                            5,934
Bank of Maryland, LIBOR + 1.75%, maturing October 2001 (5)                                            4,530
Mellon Bank, yield on 5-year Treasury Securities + 2%, maturing August 2005 (6)                       4,304
Howard Research and Development Corporation, no interest, maturing June 2000                          3,078
Provident Bank of Maryland , LIBOR + 1.75%, maturing September 2000                                   2,804
Northern Life Insurance Company, 8%, maturing February 2014                                           2,453
Seller loan, 8.0%, maturing May 2007                                                                  1,542
Summit Bank, LIBOR + 1.75%, maturing February 2001 (7)                                                1,459
                                                                                                 ----------
                                                                                                 $  412,191
                                                                                                 ----------
                                                                                                 ----------


(1)  May be extended for two one-year periods, subject to certain conditions.

(2) Construction loan with a total commitment of $10,875. Loan may be extended for a one-year period, subject to certain conditions.

(3) Construction loan with a total commitment of $9,825. Loan may be extended for a one-year period, subject to certain conditions.

(4) Construction loan with a total commitment of $12,375. Loan may be extended for a one-year period, subject to certain conditions.

(5) Construction loan with a total commitment of $7,400. Loan may be extended for a one-year period, subject to certain conditions.

(6)  Construction loan with a total commitment of $4,549.

(7) Construction loan with a total commitment of $6,900. Loan may be extended for a two-year period, subject to certain conditions.

     We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

     As of March 31, 2000, we had $124.5 million in mortgage and other loans payable maturing in 2000 which includes a $100.0 million loan maturing in October that may be extended for two one-year periods, subject to certain conditions. We expect to extend this loan for a one-year period and as of March 31, 2000 are in compliance with the necessary conditions. We expect to repay the remaining balance of the 2000 loan maturities through a combination of borrowings from existing credit facilities and new loans and cash from operations.

     We have no contractual obligations as of March 31, 2000 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2000:

     During the three months ended March 31, 2000, we acquired two parcels of land for an aggregate acquisition cost of $4.7 million. One parcel of land is located in the Baltimore/Washington Corridor and the other parcel of land is located in the Northern/Central New Jersey Corridor. These acquisitions were financed by:

-    assuming $3.1 million in mortgage and other loans and
-    using proceeds from the Revolving Credit Facility for the balance.

     During the three months ended March 31, 2000, we had construction activities underway on five new buildings totaling 407,000 square feet that were 76% pre-leased and redevelopment underway on a 57,000 square foot existing building that was 100% pre-leased. Estimated costs upon completion for these projects total approximately $69.8 million. We have construction loan facilities in place totaling $49.4 million to finance the construction of five of these projects. Borrowings under these facilities totaled $11.9 million at March 31, 2000 $4.3 million of which was drawn upon during the three months then ended. We also borrowed under the Revolving Credit Facility to finance these activities.

     During the three months ended March 31, 2000, we also had development activities underway on eight parcels of land.

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE THREE MONTHS ENDED MARCH 31, 2000:

     On April 18, 2000, we acquired a 74,513 square foot office building located in Hanover, Maryland. We acquired this property for $7.5 million using proceeds from the Revolving Credit Facility.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $11.5 million for the three months ended March 31, 2000, an increase of $5.0 million from the three months ended March 31, 1999. Our increase in cash flows from operating activities is due mostly to income generated from our newly acquired properties. Our net cash flow used in investing activities for the three months ended March 31, 2000 increased $15.7 million from the three months ended March 31, 1999 due mostly to the absence of $16.8 million in proceeds from rental property sales. Our net cash flow provided by financing activities for the three months ended March 31, 2000 increased $7.9 million from the three months ended March 31, 1999 due mostly to an $18.3 million decrease in repayments of mortgage and other loans payable, offset by an $8.7 million decrease in proceeds from mortgage and other loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three months ended March 31, 2000 and 1999 are summarized in the following table:


                                                                 For the three months
                                                                   ended March 31,
                                                                -----------------------
                                                                (Dollars and shares for
                                                                     this table are in
                                                                       thousands)
                                                                    2000        1999
                                                                ----------   ----------
Income before minority interests and extraordinary item ......   $  5,839    $  5,588
Add:  Real estate related depreciation and amortization ......      3,850       2,774
Less: Preferred Unit distributions ...........................       (548)       (853)
Less: Series A Preferred Share dividends .....................     (1,120)       (338)
Less: Minority interest in other consolidated partnership ....         (7)       --
Less: Gain on sales of rental properties .....................       --          (986)
                                                                 --------    --------
Funds from operations ........................................      8,014       6,185
Add:  Preferred Unit distributions ...........................        548         853
Add:  Convertible Preferred Share dividends ..................        338         338
                                                                 --------    --------
Funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units and Preferred
  Shares .....................................................      8,900       7,376
Less:  Straight line rent adjustments ........................       (742)       (675)
Less:  Recurring capital improvements ........................       (729)       (669)
                                                                 --------    --------
Adjusted funds from operations assuming conversion
  of share options, Common Unit Warrants, Preferred
  Units and Preferred Shares .................................   $  7,429    $  6,032
                                                                 --------    --------
                                                                 --------    --------
Weighted average Common Shares ...............................     17,352      16,802
Conversion of weighted average Common Units ..................     10,281       2,759
                                                                 --------    --------
Weighted average Common Shares/Units .........................     27,633      19,561
Assumed conversion of share options ..........................         50           8
Assumed conversion of Common Unit warrants ...................        476        --
Conversion of weighted average Series A Preferred Shares .....      1,845       1,845
Conversion of weighted average Preferred Units ...............      2,321       7,500
                                                                 --------    --------
Weighted average Common Shares/Units assuming
  conversion of share options, Common Unit Warrants,
  Preferred Units and Preferred Shares .......................     32,325      28,914
                                                                 --------    --------
                                                                 --------    --------



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

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2000 (dollars in thousands):


                                       For the Year Ended December 31,
                       ----------------------------------------------------------------
                           2000 (1)     2001 (2)(3)       2002        2003 (3)      2004      Thereafter      Total       FMV
--------------------------------------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate              $   105,277    $    3,126    $    3,365    $   3,621    $   29,449    $   138,786    $283,624   $274,145
Average interest rate          6.62%         7.36%         7.37%        7.37%         8.06%          7.73%
Variable rate           $    19,701    $   92,885    $   11,769    $      44    $       47    $     4,121    $128,567   $128,567
Average interest rate          7.76%         7.69%         7.88%        7.97%         7.97%          7.97%


(1) Includes $100.0 million maturity in October that may be extended for two one-year terms, subject to certain conditions.
(2) Includes $27.6 million for four construction loan facilities maturing that may be extended for a one-year period, subject to certain conditions.
(3) Includes $1.5 million for a construction loan facility maturing that may be extended for a two-year period, subject to certain conditions.

     Based on our variable rate debt balances during the three months ended March 31, 2000, our interest expense would have increased $285,000 if interest rates were 1% higher.

PART II

ITEM 1. LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2. CHANGES IN SECURITIES

a.   N/A

b.   N/A

c. On March 16, 2000, 877,545 of our Common Units were converted to 877,545 Common Shares. The issuance of these Common Shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.   N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

    N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------
       2.1    Agreement and Plan of Merger, dated January 31, 1998, among the
              Registrant, the Maryland Company and the Company (filed with the
              Trust's Registration Statement on Form S-4 (Commission File No.
              333-45649) and incorporated herein by reference).

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



      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------
              Information on June 26, 1998 and incorporated herein by
              reference).

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



      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------
       2.15   Contribution Agreement, dated September 30, 1998, between COPT
              Acquisitions, Inc. and M.O.R. XXIX Associates Limited Partnership
              (filed with the Company's Current Report on Form 8-K on October
              28, 1998 and incorporated herein by reference).

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

       2.23   Contribution Agreement, dated December 21, 1999, between United
              Properties Group, Incorporated and COPT Acquisitions, Inc. (filed with the Company's Annual Report on


      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------
              Form 10-K on March 16, 2000 and incorporated herein by reference).

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

       4.4.1  Second Amended and Restated Limited Partnership Agreement of the
              Operating Partnership, dated December 7, 1999 (filed with the
              Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       4.4.2  First Amendment to Second Amended and Restated Limited Partnership
              Agreement of the Operating Partnership, dated December 21, 1999
              (filed with the Company's Annual Report on Form 10-K on March 16,
              2000 and incorporated herein by reference).

       4.5    Articles Supplementary of Corporate Office Properties Trust Series
              B Convertible Preferred Shares, dated July 2, 1999 (filed with the
              Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

       10.1   Employment Agreement, dated December 16, 1999, between Corporate
              Office Management, Inc., COPT and Clay W. Hamlin, III (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.2   Employment Agreement, dated December 16, 1999, between Corporate
              Office Management, Inc., COPT and Randall M. Griffin (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.3   Employment Agreement, dated December 16, 1999, between Corporate
              Office Management, Inc., COPT and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.4   Employment Agreement, dated December 16, 1999, between Corporate
              Development Services, LLC, COPT and Dwight Taylor (filed with the
              Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.5   Employment Agreement, dated December 16, 1999, between Corporate
              Realty Management, LLC, COPT and Michael D. Kaiser (filed with the
              Company's Annual


      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------
              Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.6   Restricted Share Agreement, dated December 16, 1999, between
              Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.7   Restricted Share Agreement, dated December 16, 1999, between
              Corporate Office Properties Trust and Roger A. Waesche, Jr (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.8   Restricted Share Agreement, dated December 16, 1999, between
              Corporate Office Properties Trust and Dwight Taylor (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.9   Restricted Share Agreement, dated December 16, 1999, between
              Corporate Office Properties Trust and Michael D. Kaiser (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

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



      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------

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

       10.22  Agreement for Services, dated September 28, 1998, between the
              Company and Corporate Office Management, Inc. (filed with the
              Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

       10.23.1 Lease Agreement, dated September 28,1998, between St. Barnabas
              Limited Partnership and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

       10.23.2 First Amendment to Lease, dated December 31, 1998, between St.
              Barnabas, LLC and Constellation Properties, Inc. (filed with the
              Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

       10.24.1 Lease Agreement, dated August 3, 1998, between Constellation Real
              Estate, Inc. and Constellation Properties, Inc. (filed with the
              Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

       10.24.2 First Amendment to Lease, dated December 30, 1998, between Three
              Centre Park, LLC and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).



      EXHIBIT
        NO.                        DESCRIPTION
      ------- -----------------------------------------------------------------

       10.25  Underwriting Agreement, dated June 29, 1999, between Corporate
              Office Properties Trust and the underwriters of the Series B
              Preferred Shares (filed with the Company's Current Report on Form
              8-K on July 7, 1999 and incorporated herein by reference).

       10.26  Contribution Rights Agreement, dated June 23, 1999, between the
              Operating Partnership and United Properties Group, Incorporated
              (filed with the Company's Quarterly Report on Form 10-Q on August
              13, 1999 and incorporated herein by reference).

       10.27  Promissory Note, dated September 30, 1999, between Teachers
              Insurance and Annuity Association of America and the Operating
              Partnership (filed with the Company's Quarterly Report on Form
              10-Q on November 8, 1999 and incorporated herein by reference).

       10.28  Indemnity Deed of Trust, Assignment of Leases and Rents and
              Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly
              Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

       10.29  Revolving Credit Agreement, dated December 29, 1999, between
              Corporate Office Properties, L.P. and Prudential Securities Credit
              Corp. (filed with the Company's Annual Report on Form 10-K on
              March 16, 2000 and incorporated herein by reference).

       10.30  Option agreement, dated March 1998, between Corporate Office
              Properties, L.P. and Blue Bell Land, L.P. (filed with the
              Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       10.31  Option agreement, dated March 1998, between Corporate Office
              Properties, L.P. and Comcourt Land, L.P. (filed with the Company's
              Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

       27     Financial Data Schedule.


c.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORPORATE OFFICE PROPERTIES TRUST

Date: May 12, 2000                By:   /s/ RANDALL M. GRIFFIN
                                        ---------------------------------------
                                        Randall M. Griffin
                                        President and Chief Operating Officer

Date: May 12, 2000                By:   /s/ ROGER A. WAESCHE, JR.
                                        ---------------------------------------
                                        Roger A. Waesche, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer