Form 10-Q
period 2000-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2000-08-04
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 2000
                               ------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________

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

/X/ Yes   / / No

On August 1, 2000, 18,711,091 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.


================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                                                             PAGE

PART I:  FINANCIAL INFORMATION
Item 1:     Financial Statements:
              Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                3
              Consolidated Statements of Operations for the three and six months ended June 30, 2000
                and 1999 (unaudited)                                                                           4
              Consolidated  Statements  of Cash  Flows for the six months  ended June 30,2000 and 1999
                (unaudited)                                                                                    5
              Notes to Consolidated Financial Statements                                                       6
Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations             18
Item 3:     Quantitative and Qualitative Disclosures About Market Risk                                        26

PART II:  OTHER INFORMATION

Item 1:     Legal Proceedings                                                                                 26
Item 2:     Changes in Securities                                                                             26
Item 3:     Defaults Upon Senior Securities                                                                   27
Item 4:     Submission of Matters to a Vote of Security Holders                                               27
Item 5:     Other Information                                                                                 27
Item 6:     Exhibits and Reports on Form 8-K                                                                  27

SIGNATURES                                                                                                    34


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                                --------------         --------------
                                                                                 (unaudited)
ASSETS
Commercial real estate properties:
  Operating properties, net                                                      $    691,872           $  662,664
  Projects under construction                                                          36,188               33,825
------------------------------------------------------------------------------------------------------------------------
   Total commercial real estate properties, net                                       728,060              696,489
Cash and cash equivalents                                                                 630                2,376
Restricted cash                                                                         2,903                2,041
Accounts receivable, net                                                                3,386                1,928
Investment in and advances to Service Companies                                         4,095                3,661
Deferred rent receivable                                                                6,010                4,634
Deferred charges, net                                                                  10,953                7,525
Prepaid and other assets                                                                4,197                2,380
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $    760,234           $  721,034
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage and other loans payable                                              $    436,679           $  399,627
   Accounts payable and accrued expenses                                               11,245                6,597
   Rents received in advance and security deposits                                      4,277                3,776
   Dividends and distributions payable                                                  6,757                6,298
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     458,958              416,298
------------------------------------------------------------------------------------------------------------------------

Minority interests:
   Preferred Units in the Operating Partnership                                        24,367               24,367
   Common Units in the Operating Partnership                                           78,720               88,170
   Other consolidated partnerships                                                        109                   98
------------------------------------------------------------------------------------------------------------------------
Total minority interests                                                              103,196              112,635
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 14) Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 shares authorized); 1,025,000 designated as Series A Convertible Preferred Shares of
         beneficial interest (984,308 shares issued with an aggregate
         liquidation preference of $24,608)                                                10                   10
      1,725,000 designated as Series B Cumulative Redeemable Preferred
         Shares of beneficial interest (1,250,000 shares issued with an
         aggregate liquidation preference of $31,250)                                      12                   12
   Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 18,711,091 at June 30, 2000 and
      17,646,046 at December 31, 1999)                                                    187                  176
   Additional paid-in capital                                                         211,978              202,867
   Accumulated deficit                                                                 (9,293)              (7,547)
  Value of unearned restricted Common Share grants                                     (3,399)              (3,417)
   Treasury Shares, at cost (166,600 shares at June 30, 2000)                          (1,415)                 --
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            198,080              192,101
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    760,234           $  721,034
------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               For the three months ended      For the six months ended
                                                                        June 30,                       June 30,
                                                             -------------------------------- ----------------------------
                                                                   2000            1999             2000        1999
                                                             --------------- ---------------- ------------- --------------
REVENUES
   Rental revenue                                            $     23,154    $    17,043       $  45,060    $     33,408
   Tenant recoveries and other revenue                              3,263          2,499           7,218           4,657
------------------------------------------------------------ --------------- ---------------- ------------- --------------
     Total revenues                                                26,417         19,542          52,278          38,065
------------------------------------------------------------ --------------- ---------------- ------------- --------------

EXPENSES
   Property operating                                               7,437          5,385          15,045          10,388
   General and administrative                                       1,160            796           2,508           1,685
   Interest                                                         7,404          5,226          14,338          10,419
   Amortization of deferred financing costs                           311            322             617             547
   Depreciation and other amortization                              4,307          2,887           8,180           5,679
------------------------------------------------------------ --------------- ---------------- ------------- --------------
     Total expenses                                                20,619         14,616          40,688          28,718
------------------------------------------------------------ --------------- ---------------- ------------- --------------

Income before equity in (loss) income of Service
   Companies, gain on sales of rental properties, minority
   interests and extraordinary item                                 5,798          4,926          11,590           9,347
Equity in (loss) income of Service Companies                          (48)           145              (1)            326
------------------------------------------------------------ --------------- ---------------- ------------- --------------
Income before gain on sales of rental properties, minority
   interests and extraordinary item                                 5,750          5,071          11,589           9,673
Gain on sales of rental properties                                     57            154              57           1,140
------------------------------------------------------------ --------------- ---------------- ------------- --------------
Income before minority interests and extraordinary item             5,807          5,225          11,646          10,813
Minority interests
   Common Units in the Operating Partnership                       (1,501)          (670)         (3,135)         (1,166)
   Preferred Units in the Operating Partnership                      (548)          (853)         (1,096)         (1,706)
   Other consolidated partnership                                      (4)           --              (11)            --
------------------------------------------------------------ --------------- ---------------- ------------- --------------
Income before extraordinary item                                    3,754          3,702           7,404           7,941
Extraordinary item - loss on early retirement of debt                 (42)          (144)            (42)           (838)
------------------------------------------------------------ --------------- ---------------- ------------- --------------
NET INCOME                                                           3,712         3,558           7,362           7,103
Preferred Share dividends                                           (1,119)         (338)         (2,239)           (676)
------------------------------------------------------------ --------------- ---------------- ------------- --------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                  $       2,593     $   3,220       $   5,123    $      6,427
------------------------------------------------------------ --------------- ---------------- ------------- --------------

BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary item                            $     0.15    $      0.20       $    0.29    $       0.43
   Extraordinary item                                               (0.01)         (0.01)            --            (0.05)
------------------------------------------------------------ --------------- ---------------- ------------- --------------
   Net income                                                  $     0.14    $      0.19       $    0.29    $       0.38
------------------------------------------------------------ --------------- ---------------- ------------- --------------
DILUTED EARNINGS PER COMMON SHARE
   Income before extraordinary item                            $     0.14       $   0.17       $    0.28    $       0.37
   Extraordinary item                                                 --             --              --            (0.04)
------------------------------------------------------------ --------------- ---------------- ------------- --------------
   Net income                                                  $     0.14    $      0.17       $    0.28    $       0.33
------------------------------------------------------------ --------------- ---------------- ------------- --------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                            2000                  1999
                                                                        ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   7,362               $   7,103
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                  4,242                   2,872
       Depreciation and other amortization                                 8,180                   5,679
       Amortization of deferred financing costs                              617                     547
       Equity in loss (income) of Service Companies                            1                    (326)
       Gain on sales of rental properties                                    (57)                 (1,140)
       Extraordinary item - loss on early retirement of debt                  42                     838
       Increase in deferred rent receivable                               (1,439)                 (1,502)
       (Increase) decrease in accounts receivable, restricted
         cash and prepaid and other assets                                  (759)                  1,646
       Increase in accounts payable, accrued expenses, rents
         received in advance and security deposits                         2,247                     991
------------------------------------------------------------------ ----------------------- --------------------
         Net cash provided by operating activities                        20,436                  16,708
------------------------------------------------------------------ ----------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate
     properties                                                          (36,308)                (57,370)
   Proceeds from sales of rental properties                                  602                  29,970
   Investment in and advances to Service Companies                          (435)                 (1,523)
   Leasing commissions paid                                               (3,218)                   (531)
   Increase in prepaid and other assets                                   (3,378)                    (18)
------------------------------------------------------------------ ----------------------- --------------------
         Net cash used in investing activities                           (42,737)                (29,472)
------------------------------------------------------------------ ----------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in prepaid and other assets                                      --                     (958)
   Deferred financing costs paid                                          (1,246)                 (1,345)
   Proceeds from mortgage and other loans payable                         41,118                  69,478
   Repayments of mortgage and other loans payable                         (4,712)                (42,292)
   Increase in other liabilities                                             --                    1,217
   Purchase of Treasury Shares                                            (1,415)                    --
   Net proceeds from issuance of Common Shares                               151                     --
   Net proceeds from issuance of share options                                 4                     --
   Dividends paid                                                         (8,937)                 (6,714)
   Distributions paid                                                     (4,408)                 (2,721)
------------------------------------------------------------------ ----------------------- --------------------
         Net cash provided by financing activities                        20,555                  16,665
------------------------------------------------------------------ ----------------------- --------------------

Net (decrease) increase in cash and cash equivalents                      (1,746)                  3,901

CASH AND CASH EQUIVALENTS
   Beginning of period                                                     2,376                   2,349
------------------------------------------------------------------ ----------------------- --------------------
   End of period                                                       $     630               $   6,250
------------------------------------------------------------------ ----------------------- --------------------


                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1   ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office buildings located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of June 30, 2000, our portfolio included 81 office properties and one retail property.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2000 follows:


                                                          % Owned by COPT
                                                         -----------------
     Common Units                                               64%
     Series A Preferred Units                                  100%
     Series B Preferred Units                                  100%
     Series C Preferred Units                                    0%


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

     Common Units of the Operating Partnership ("Common Units") are substantially similar economically to our Common Shares of beneficial interest ("Common Shares"). Common Units are also exchangeable into our Common Shares, subject to certain conditions. We have accrued distributions related to Common Units owned by minority interests of $1,784 at June 30, 2000 and $1,983 at December 31, 1999.

     Our Operating Partnership issued 974,662 Series C Preferred Units in connection with a December 1999 property acquisition. Owners of these units are entitled to a priority annual return equal to 9% of their liquidation preference for the first ten years following issuance, 10.5% for the five following years and 12% thereafter. These units are convertible, subject to certain restrictions, commencing December 21, 2000 into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Series C Preferred Unit, plus any accrued return. The Common Units would then be exchangeable for Common Shares, subject to certain conditions. We have accrued distributions related to Series C Preferred Units owned by minority interests of $548 at June 30, 2000 and $61 at December 31, 1999.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is as follows (dollars and shares in thousands):


                                                  Three months ended June 30 Six months ended June 30,
                                                  -------------------------- -------------------------
Numerator:                                             2000         1999        2000        1999
----------                                             ----         ----        ----        ----
Net income available to Common Shareholders          $  2,593    $  3,220    $  5,123    $  6,427
Add:  Extraordinary loss                                   42         144          42         838
                                                     --------    --------    --------    --------
Numerator for basic earnings per share before
   extraordinary item                                   2,635       3,364       5,165       7,265
Add:  Minority interests - Initial Preferred Units       --           853        --         1,706
Add:  Preferred Share dividends                          --          --          --           676
                                                     --------    --------    --------    --------
Numerator for diluted earnings per share before
   extraordinary item                                   2,635       4,217       5,165       9,647
Less:  Series A Preferred Share dividends                --          --          --          (676)
Less:  Extraordinary loss                                 (42)       (144)        (42)       (838)
                                                     --------    --------    --------    --------
Numerator for diluted earnings per share for net
   income
                                                     $  2,593    $  4,073    $  5,123    $  8,133
                                                     ========    ========    ========    ========
Denominator (all weighted averages):
Common Shares - basic                                  18,014      16,802      17,683      16,802
Assumed conversion of share options                       181           9         119           9
Assumed conversion of Common Unit warrants                476        --           476        --
Conversion of Initial Preferred Units                    --         7,500        --         7,500
Conversion of Series A Preferred Shares                  --          --          --         1,845
                                                     --------    --------    --------    --------
Denominator for diluted earnings per share before
   extraordinary item                                  18,671      24,311      18,278      26,156
Less:  Conversion of Series A Preferred Shares           --          --          --        (1,845)
                                                     --------    --------    --------    --------
Denominator for diluted earnings per share for net
   income                                              18,671      24,311      18,278      24,311
                                                     ========    ========    ========    ========


     Our diluted EPS computation for the three months ended June 30, 2000 only assumes conversion of share options and Common Unit warrants because conversions of Preferred Units, Series A Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended June 30, 1999 only assumes conversion of share options and Initial Preferred Units because conversions of Series A Preferred Shares and Common Units would increase diluted EPS in that period.

     Our diluted EPS computation for the six months ended June 30, 2000 only assumes conversion of share options and Common Unit warrants because conversions of Preferred Units, Series A Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS before extraordinary item computation for the six months ended June 30, 1999 assumes conversion of share options, Initial Preferred Units and Series A Preferred Shares because conversions of Common Units would increase diluted EPS in that period. Our diluted EPS on net income computation for the six months ended June 30, 1999 only assumes conversion of share options and Initial Preferred Units because conversions of Series A Preferred Shares and Common Units would increase diluted EPS in that period.

RECLASSIFICATION

     We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:


                                                       June 30,           December 31,
                                                         2000                 1999
                                                     ------------         ------------
Land                                                 $ 141,646           $  135,641
Buildings and improvements                             575,531              544,967
Furniture, fixtures and equipment                          345                  335
                                                     ----------          -----------
                                                       717,522              680,943
Less: accumulated depreciation                         (25,650)             (18,279)
                                                     ----------          -----------
                                                     $ 691,872           $  662,664
                                                     ==========          ===========


     Projects we had under construction/development consisted of the following:


                                                      June 30,           December 31,
                                                        2000                 1999
                                                     ------------         ------------
Land                                                 $ 15,888              $ 13,158
Construction in progress                               20,300                20,667
                                                     ---------             ---------
                                                     $ 36,188              $ 33,825
                                                     =========             =========


2000 ACQUISITIONS

     We acquired a 74,513 square foot office building located in Hanover, Maryland for $7,464 on April 18, 2000.

     We also acquired the following properties during the six months ended June 30, 2000:

- a parcel of land located in Cranbury, New Jersey for $633 on March 20, 2000,
- a parcel of land located in Columbia, Maryland for $4,036 on March 29, 2000,
- a parcel of land located in Annapolis Junction, Maryland for $3,022 on May 26, 2000,
- a parcel of land located in Cranbury, New Jersey for $283 on June 5, 2000, and
- a parcel of land located in Annapolis Junction, Maryland for $364 on June 30, 2000.

All of these land parcels are contiguous to certain of our existing operating properties.

2000 CONSTRUCTION/DEVELOPMENT

     During the six months ended June 30, 2000, we completed the construction of three office buildings totaling 243,087 square feet. Two of these buildings totaling 185,807 square feet are located in the Baltimore/Washington Corridor with the balance located in Dayton, New Jersey.

     As of June 30, 2000, we also had construction underway on four new buildings and development underway on four parcels of land.

2000 DISPOSITIONS

     We sold a 46,134 square foot retail property located in Minot, North Dakota for $2,970 on June 19, 2000. We realized a gain of $57 on the sale of this property, which was the last of our retail properties located in the Midwest region of the United States.

NOTE 5   ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $49 at June 30, 2000 and $10 at December 31, 1999.

NOTE 6   INVESTMENT IN AND ADVANCES TO SERVICE COMPANIES

     We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin G. Knott and Associates, LLC ("MGK") using the equity method of accounting. Our investment in and advances to the Service Companies included the following:


                                                       June 30,           December 31,
                                                         2000                 1999
                                                     ------------         ------------
       Notes receivable                               $   2,005              $ 2,005
       Equity investment in Service Companies               806                  807
       Advances receivable                                1,284                  849
                                                     -----------            ----------
          Total                                       $   4,095              $ 3,661
                                                     ===========            ==========



     On July 18, 2000, COMI acquired the remaining 25% interest in CRM.

NOTE 7   DEFERRED CHARGES

     Deferred charges consisted of the following:


                                                       June 30,           December 31,
                                                         2000                 1999
                                                     ------------         ------------
Deferred financing costs                              $   5,777            $  4,592
Deferred leasing costs                                    7,876               4,658
Deferred other                                               24                  24
                                                     -----------          ----------
                                                         13,677               9,274
Accumulated amortization                                 (2,724)             (1,749)
                                                     -----------          ----------
Deferred charges, net                                 $  10,953            $  7,525
                                                     ===========          ==========


NOTE 8   MORTGAGE AND OTHER LOANS PAYABLE

     This section highlights new borrowing arrangements entered into during the six months ended June 30, 2000.

     On February 10, 2000, we entered into a $6,900 construction loan facility with Summit Bank to finance the redevelopment of a 57,000 square foot warehouse facility into office space. This loan bears interest at LIBOR plus 1.75%. The loan matures on February 28, 2001 and may be extended for a two-year period, subject to certain conditions. Borrowings under this loan totaled $2,610 at June 30, 2000.

     On March 27, 2000, we entered into a $9,325 construction loan facility with Allfirst Bank to finance the construction of a building at our 6750 Alexander Bell Drive property. This loan bears interest at LIBOR plus 1.75%. The loan matures on May 1, 2002. Borrowings under this loan totaled $418 at June 30, 2000.

     On March 29, 2000, we entered into a $3,078 loan with Howard Research and Development Corporation in connection with the acquisition of a land development parcel located in Columbia, Maryland. The loan carried no interest rate and was repaid on June 20, 2000.

     On March 30, 2000, we entered into a $13,440 construction loan facility with Bank of America to finance the construction of a building at our 221 National Business Parkway property. This loan bears interest at LIBOR plus 1.75%. The loan matures on March 29, 2002 and may be extended for a one-year period, subject to certain conditions. Borrowings under this loan totaled $3,738 at June 30, 2000.

     On May 25, 2000, we entered into an interest rate cap agreement with Bear Stearns Capital Markets, Inc.. This agreement caps our one-month LIBOR base at 7.7% per annum on a notional amount of $50,000 through May 31, 2002.

     On June 28, 2000, we entered into a $11,855 construction loan facility with Provident Bank to finance the construction of a building at our 1304 Concourse Drive property. This loan bears interest at LIBOR plus 1.75%. The loan matures on July 1, 2002 and may be extended for a one-year period, subject to certain conditions. No borrowings were made under this facility through June 30, 2000.

NOTE 9   SHAREHOLDERS' EQUITY

     On November 3, 1999, the Board of Trustees authorized a share repurchase program to buy up to 2,000,000 Common Shares in open market and privately negotiated purchases depending on market conditions and other factors. On March 31, 2000, we repurchased 6,600 shares in the open market for $52. On April 5, 2000, we repurchased 20,000 shares in the open market for $166. On June 5, 2000, we repurchased 140,000 shares in the open market for $1,197.

     On March 16, 2000, 877,545 Common Units in our Operating Partnership were converted to 877,545 Common Shares. On June 30, 2000, 170,000 Common Units in our Operating Partnership were converted to 170,000 Common Shares.

     During the six months ended June 30, 2000, we issued 12,500 Common Shares subject to forfeiture restrictions to an officer. We also had forfeiture restrictions on 15,625 previously issued Common Shares lapse during the six months ended June 30, 2000.

NOTE 10  DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the six months ended June 30, 2000:


                                                                           Dividend/
                                                                          Distribution      Total
                                                                              Per          Dividend/
                                  Record Date           Payable Date       Share/Unit    Distribution
                                  -----------           ------------       ----------    ------------
Series A Preferred Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000   $0.34375      $  338
   First Quarter 2000            March 31, 2000         April 17, 2000     $0.34375      $  338
   Second Quarter 2000           June 30, 2000          July 17, 2000      $0.34375      $  338

Series B Preferred Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000   $0.625        $  781
   First Quarter 2000            March 31, 2000         April 17, 2000     $0.625        $  781
   Second Quarter 2000           June 30, 2000          July 17, 2000      $0.625        $  781

Common Shares:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000   $0.19         $3,265
   First Quarter 2000            March 31, 2000         April 17, 2000     $0.19         $3,433
   Second Quarter 2000           June 30, 2000          July 17, 2000      $0.19         $3,436

Series C Preferred Units:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000   $0.0625       $   61
   First Quarter 2000            March 31, 2000         April 17, 2000     $0.5625       $  548
   Second Quarter 2000           June 30, 2000          July 17, 2000      $0.5625       $  548

Common Units:
   Fourth Quarter 1999           December 31, 1999      January 14, 2000   $0.19         $1,983
   First Quarter 2000            March 31, 2000         April 17, 2000     $0.19         $1,816
   Second Quarter 2000           June 30, 2000          July 17, 2000      $0.19         $1,784


NOTE 11  RELATED PARTY TRANSACTIONS

MANAGEMENT

     We have a contract with COMI under which COMI provides asset management, managerial, financial and legal support. Under the terms of this contract, we reimburse COMI for personnel and other overhead-related expenses. We incurred management fees and related costs under this contract of $2,361 in the six months ended June 30, 2000 and $1,529 in the six months ended June 30, 1999.

     We have a management agreement with CRM under which CRM provides property management services to our properties. Under the terms of this arrangement, CRM is entitled to a fee equal to 3% of revenue from tenant billings. CRM is also entitled to reimbursement for direct labor and out-of-pocket costs. We incurred property management fees and related costs with CRM of $2,642 in the six months ended June 30, 2000 and $1,831 in the six months ended June 30, 1999.

     We had a management agreement with Glacier Realty LLC, a company that was partially owned by one of our former Trustees. We incurred fees under this agreement of $63 in the six months ended June 30, 1999.

     We also had a management agreement with a company for which one of our Trustees serves on the Board of Directors. We incurred management fees and related costs under this contract of $41 in the six months ended June 30, 1999.

CONSTRUCTION COSTS

     We have a contract with CDS under which CDS provides construction and development services. Under the terms of this contract, we reimburse CDS for these services based on actual time incurred at market rates. We incurred $858 in the six months ended June 30, 2000 and $570 in the six months ended June 30, 1999 a substantial portion of which was capitalized into the cost of the related activities.

COMMON SHARE GRANTS

      The Service Companies paid us $119 for the value of Common Shares granted to one of its employees in the six months ended June 30, 2000.

RENTAL REVENUE

     We recognized revenue on office space leased to COMI and CRM of $269 in the six months ended June 30, 2000 and $206 in the six months ended June 30, 1999. We recognized revenue on office space leased to Constellation Real Estate, Inc. ("Constellation"), owner of 38% of our Common Shares and 100% of our Series A Preferred Shares at June 30, 2000, of $481 in the six months ended June 30, 2000 and $462 in the six months ended June 30, 1999. We recognized revenue on office space leased to a company for which one of our Trustees serves on the Board of Directors of $45 in the six months ended June 30, 2000.

INTEREST INCOME

     We earned interest income on notes receivable from the Service Companies of $105 in the six months ended June 30, 2000 and $144 in the six months ended June 30, 1999.

CONSTRUCTION FEES

     The Service Companies earned construction management fees from an entity owned by an officer and Trustee of ours of $58 in the six months ended June 30, 1999.

LEASING COMMISSION

     The Service Companies earned a leasing commission from an entity owned by an officer and Trustee of ours of $117 in the six months ended June 30, 1999.

FEES EARNED FROM CONSTELLATION AND BGE

     The Service Companies earned fees from a project consulting and management agreement with Constellation of $150 in the six months ended June 30, 2000 and $750 in the six months ended June 30, 1999. The Service Companies also earned fees and expense reimbursements under a property management agreement with Baltimore Gas and Electric Company, an affiliate of Constellation, of $38 in the six months ended June 30, 2000 and $242 in the six months ended June 30, 1999.

UTILITIES EXPENSE

     Baltimore Gas and Electric Company provided utility services to most of our properties in the Baltimore/Washington Corridor.

ACQUISITIONS

     During the six months ended June 30, 2000, we acquired two parcels of land from Constellation for $3,386.

NOTE 12  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                 For the six months ended
                                                                        June 30,
                                                                 ------------------------
                                                                   2000            1999
                                                                   ----            ----
Supplemental schedule of non-cash investing and
   financing activities:

Debt repaid in connection with sales of rental properties        $  2,432        $ 20,928
                                                                 --------        --------
Debt assumed in connection with acquisitions                     $  3,078        $  5,097
                                                                 --------        --------
Increase in accrued capital improvements                         $  2,902        $    765
                                                                 --------        --------
Dividends/distributions payable                                  $  6,757        $  4,792
                                                                 --------        --------
Increase in minority interests resulting from issuance of
   Common Units in connection with Glacier
   Transaction                                                   $    --         $  1,487
                                                                 --------        --------
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                 $  (458)        $  (128)
                                                                 --------        --------
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                               $  8,527        $    --
                                                                 --------        --------
Increase in minority interests resulting from issuance of
   Common Units in connection with property acquisitions         $   --          $  3,431
                                                                 --------        --------


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


                                    Baltimore/                Northern/
                                    Washington    Greater   Central New   Greater
                                     Corridor  Philadelphia    Jersey   Harrisburg
                                      Office       Office      Office     Office     Other     Total
                                    ------------------------------------------------------------------
Three months ended June 30, 2000:
Revenues                            $ 16,297   $  2,507      $  4,968   $  2,275   $    370   $ 26,417
Property operating expenses            4,768         25         1,954        630         60      7,437
                                    --------   --------      --------   --------   --------   --------
Income from operations              $ 11,529   $  2,482      $  3,014   $  1,645   $    310   $ 18,980
                                    --------   --------      --------   --------   --------   --------
Commercial real estate property     $ 23,167   $     77      $  2,480   $    380   $     36   $ 26,140
    expenditures                    ========   ========      ========   ========   ========   ========

Three months ended June 30, 1999:
 Revenues                           $ 11,420   $  2,507      $  4,067   $    795   $    753   $ 19,542
 Property operating expenses           3,461         21         1,545        245        113      5,385
                                    --------   --------      --------   --------   --------   --------
 Income from operations             $  7,959   $  2,486      $  2,522   $    550   $    640   $ 14,157
 Commercial real estate property    --------   --------      --------   --------   --------   --------
    expenditures                    $ 45,466        $--      $  7,163   $     51   $     30   $ 52,710
                                    ========   ========      ========   ========   ========   ========

Six months ended June 30, 2000:
Revenues                            $ 32,127   $  5,013      $  9,674   $  4,670   $    794   $ 52,278
Property operating expenses            9,917         54         3,740      1,213        121     15,045
                                    --------   --------      --------   --------   --------   --------
Income from operations              $ 22,210   $  4,959      $  5,934   $  3,457   $    673   $ 37,233
                                    --------   --------      --------   --------   --------   --------
Commercial real estate property     $ 36,260   $     77      $  5,149   $    726   $     76   $ 42,288
    expenditures                    --------   --------      --------   --------   --------   --------
Segment assets at June 30, 2000     $445,188   $106,846      $116,695   $ 71,415   $ 20,090   $760,234
                                    ========   ========      ========   ========   ========   ========

Six months ended June 30, 1999:
Revenues                            $ 21,734   $  5,013      $  8,163   $  1,522   $  1,633   $ 38,065
Property operating expenses            6,527         44         3,047        487        283     10,388
                                    --------   --------      --------   --------   --------   --------
Income from operations              $ 15,207   $  4,969      $  5,116   $  1,035   $  1,350   $ 27,677
Commercial real estate property     --------   --------      --------   --------   --------   --------
   expenditures                     $ 58,300        $--      $  7,943   $    133   $    287   $ 66,663
                                    --------   --------      --------   --------   --------   --------
Segment assets at June 30, 1999     $320,796   $108,242      $105,178   $ 23,754   $ 25,423   $583,393
                                    ========   ========      ========   ========   ========   ========


     The following table reconciles our income from operations for reportable segments to income before extraordinary item as reported in our Consolidated Statements of Operations.


                                               Three Months Ended June 30, Six Months Ended June 30,
                                               --------------------------- -------------------------
                                                      2000        1999        2000        1999
                                                      ----        ----        ----        ----
Income from operations for reportable segments      $ 18,980    $ 14,157    $ 37,233    $ 27,677
Add:
     Equity in (loss) income of Service Companies        (48)        145          (1)        326
     Gain on sales of rental properties                   57         154          57       1,140
Less:
     General and administrative                       (1,160)       (796)     (2,508)     (1,685)
     Interest                                         (7,404)     (5,226)    (14,338)    (10,419)
     Amortization of deferred financing costs           (311)       (322)       (617)       (547)
     Depreciation and other amortization              (4,307)     (2,887)     (8,180)     (5,679)
     Minority interests                               (2,053)     (1,523)     (4,242)     (2,872)
                                                    ---------   ---------   ---------   ---------
Income before extraordinary item                    $  3,754    $  3,702    $  7,404    $  7,941
                                                    =========   =========   =========   ==========


     We did not allocate gain on sales of rental properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in (loss) income of Service Companies, general and administrative and minority interests since these items represent general corporate items not attributable to segments.

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

     We are under two contracts to purchase parcels of land that are contiguous to certain of our existing operating properties. The purchase price for one parcel is $3,945. The purchase price for the other parcel will be determined based upon the square footage of the area contained in the building to be constructed on the land.

NOTE 15  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 1999 and 2000 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2000.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 1999 and 2000 acquisitions and dispositions had occurred on January 1, 1999. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions had occurred on January 1, 1999, nor does it intend to represent our results of operations for future periods.


                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                     2000                 1999
                                                                     ----                 ----
Pro forma total revenues                                           $   52,494            $   46,918
                                                                   ----------            ----------
Pro forma net income available to Common Shareholders              $    5,105            $    6,528
                                                                   ----------            ----------
Pro forma earnings per Common Share

  Basic                                                            $     0.29            $     0.39
                                                                   ----------            ----------
  Diluted                                                          $     0.28            $     0.33
                                                                   ==========            ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three months and six months ended June 30, 2000. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2000 compared to the same periods in 1999,

- what our primary sources and uses of cash were in the six months ended June 30, 2000,

- how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2000,

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

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                          ---------------------------              -------------------------
                                                    2000       1999      Variance % Change    2000       1999      Variance % Change
                                                    ----       ----      -------- --------    ----       ----      -------- --------
Revenues
   Rental revenue                                $ 23,154    $ 17,043    $  6,111   36%    $ 45,060    $ 33,408    $ 11,652     35%
   Tenant recoveries and other revenue              3,263       2,499         764   31%       7,218       4,657       2,561     55%
                                                 --------    --------    --------          --------    --------    --------
     Total revenues                                26,417      19,542       6,875   35%      52,278      38,065      14,213     37%
                                                 --------    --------    --------          --------    --------    --------
Expenses
   Property operating                               7,437       5,385       2,052   38%      15,045      10,388       4,657     45%
   General and administrative                       1,160         796         364   46%       2,508       1,685         823     49%
   Interest and amortization of deferred
      financing costs                               7,715       5,548       2,167   39%      14,955      10,966       3,989     36%
   Depreciation and other amortization              4,307       2,887       1,420   49%       8,180       5,679       2,501     44%
                                                 --------    --------    --------          --------    --------    --------
     Total expenses                                20,619      14,616       6,003   41%      40,688      28,718      11,970     42%
                                                 --------    --------    --------          --------    --------    --------
Income before equity in (loss) income of
   Service Companies, gain on sales of rental
   properties, minority interests and
   extraordinary item                               5,798       4,926         872   18%      11,590       9,347       2,243     24%
Equity in (loss) income of Service Companies          (48)        145        (193)(133%)         (1)        326        (327)  (100%)
Gain on sales of rental properties                     57         154         (97) (63%)         57       1,140      (1,083)   (95%)
                                                 --------    --------    --------          --------    --------    --------
Income before minority interests and
   extraordinary item                               5,807       5,225         582   11%      11,646      10,813         833      8%
Minority interests                                 (2,053)     (1,523)       (530)  35%      (4,242)     (2,872)     (1,370)    48%
Extraordinary item-loss on early retirement
   of debt                                            (42)       (144)        102  (71%)        (42)       (838)        796    (95%)
                                                 --------    --------    --------          --------    --------    --------
Net income                                          3,712       3,558         154    4%       7,362       7,103         259      4%
Preferred Share dividends                          (1,119)       (338)       (781) 231%      (2,239)       (676)     (1,563)   231%
                                                 --------    --------    --------          --------    --------    --------
Net income available to Common at Shareholders   $  2,593    $  3,220        (627) (19%)      5,123    $  6,427    $ (1,304)   (20%)
                                                 ========    ========    ========          ========    ========    ========
Basic earnings per Common Share
   Income before extraordinary item              $   0.15    $   0.20    $  (0.05) (25%)   $   0.29    $   0.43    $  (0.14)   (33%)
   Net income                                    $   0.14    $   0.19    $  (0.05) (26%)   $   0.29    $   0.38    $  (0.09)   (24%)
Diluted earnings per Common Share
   Income before extraordinary item              $   0.14    $   0.17    $  (0.03) (18%)   $   0.28    $   0.37    $  (0.09)   (24%)
   Net income                                    $   0.14    $   0.17    $  (0.03) (18%)   $   0.28    $   0.33    $  (0.05)   (15%)


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Our total revenues increased $6.9 million or 35%, of which $6.1 million was generated by rental revenue and $764,000 by tenant recoveries and other revenue. Included in this change is the following:

- $6.1 million increase attributable to 28 properties acquired and five newly-constructed properties placed in service since April 1, 1999.

- $1.1 million increase attributable to 47 office properties owned throughout both reporting periods due mostly to increases in rental rates on renewed space, additional lease termination revenue and steady occupancy.

-    $212,000 decrease attributable to properties sold since April 1, 1999.

     Our total expenses increased $6.0 million or 41% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

     Our property operating expenses increased $2.1 million or 38%. Included in this change is the following:

- $1.7 million increase attributable to 28 properties acquired and five newly-constructed properties placed in service since April 1, 1999.

- $411,000 increase attributable to 47 office properties owned throughout both reporting periods.

-    $16,000 decrease attributable to properties sold since April 1, 1999.

     Our interest expense and amortization of deferred financing costs increased $2.2 million or 39% due mostly to a 38% increase in our average outstanding debt balance resulting from our 1999 and 2000 acquisitions and construction activity. Our depreciation and other amortization expense increased $1.4 million or 49%, $947,000 of which is attributable to 28 properties acquired and five newly-constructed properties placed in service since April 1, 1999. Our general and administrative expenses increased $364,000 or 46%, $164,000 of which is attributable to Common Shares subject to forfeiture restrictions issued to certain of our officers.

     Our income before minority interests and extraordinary item also includes a $97,000 decrease in gain realized on the sales of rental properties and a $193,000 decrease in our equity in the income of the Service Companies.

     As a result of the above factors, income before minority interests and extraordinary item increased by $582,000 or 11%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests increased $530,000 or 35% due to the increase in the Operating Partnership's net income combined with a higher percentage ownership by minority interests during the current period.

     The factors discussed above combined with a $102,000 decrease in extraordinary losses collectively resulted in a $154,000 increase in net income. There was a $781,000 increase in Preferred Share dividends resulting from the Series B Preferred Share issuance in July 1999. As a result of all of the above, net income available to Common Shareholders decreased $627,000 or 19%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Our total revenues increased $14.2 million or 37%, of which $11.7 million was generated by rental revenue and $2.5 million by tenant recoveries and other revenue. Included in this change is the following:

- $12.9 million increase attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999.

- $2.1 million increase attributable to 46 office properties owned throughout both reporting periods due mostly to increases in rental rates on renewed space, additional lease termination revenue and steady occupancy.

-    $753,000 decrease attributable to properties sold since January 1, 1999.

     Our total expenses increased $12.0 million or 42% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

     Our property operating expenses increased $4.7 million or 45%. Included in this change is the following:

- $3.6 million increase attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999.

- $1.1 million increase attributable to 46 office properties owned throughout both reporting periods, $540,000 of which is due to increased snow removal costs.

-    $153,000 decrease attributable to properties sold since January 1, 1999.

     Our interest expense and amortization of deferred financing costs increased $4.0 million or 36% due mostly to a 38% increase in our average outstanding debt balance resulting from our 1999 and 2000 acquisitions and construction activity. Our depreciation and other amortization expense increased $2.5 million or 44%, $1.9 million of which is attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999. Our general and administrative expenses increased $823,000 or 49%, $463,000 of which is attributable to Common Shares subject to forfeiture restrictions issued to certain of our officers and the lapsing of these restrictions on a number of these shares.

     Our income before minority interests and extraordinary item also includes a $1.1 million decrease in our gain realized on the sales of rental properties and a $327,000 decrease in our equity in the income of the Service Companies.

     As a result of the above factors, income before minority interests and extraordinary item increased by $833,000 or 8%. Our income allocation to minority interests increased $1.4 million or 48% due to the increase in the Operating Partnership's net income combined with a higher percentage ownership by minority interests during the current period.

     The factors discussed above combined with a $796,000 decrease in extraordinary losses collectively resulted in a $259,000 increase in net income. There was a $1.6 million increase in Preferred Share dividends resulting from the Series B Preferred Share issuance in July 1999. As a result of all of the above, net income available to Common Shareholders decreased $1.3 million or 20%.

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

     We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from the sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. We also have a $50.0 million line of credit with Prudential Securities Credit Corporation (the "Prudential Credit Facility"). Amounts available under the Revolving Credit Facility and the Prudential Credit Facility are computed based on 65% of the appraised value of properties pledged as collateral. As of August 1, 2000, the maximum amount available under our Revolving Credit Facility was $99.4 million, of which $8.2 million was unused. As of August 1, 2000, none of our properties were pledged as collateral for the Prudential Credit Facility and therefore no borrowings were available.

     Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of June 30, 2000, 64% of our mortgage and other loans payable balance carried fixed interest rates.

     Mortgage and other loans payable at June 30, 2000 consisted of the following (dollars in thousands):


Deutsche Bank Alex. Brown, Term Credit Facility, 7.50%, maturing October 2000 (1)                 $ 100,000
Deutsche Bank Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing May 2001               84,685
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                 82,885
Teachers Insurance and Annuity Association of America, 7.72%, maturing  October 2006                 59,460
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                               27,566
Bank of America, LIBOR + 1.75%, maturing December 2000                                               16,624
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                                                      12,144
Provident Bank of Maryland, LIBOR + 1.75%, maturing February 2001 (2)                                 9,779
Allfirst Bank, LIBOR + 1.6%, maturing February 2001(3)                                                8,494
Allfirst Bank, LIBOR + 1.75%, maturing October 2001 (4)                                               8,388
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                             6,132
Bank of Maryland, LIBOR + 1.75%, maturing October 2001 (5)                                            5,242
Mellon Bank, yield on 5-year Treasury Securities + 2%, maturing August 2005 (6)                       4,199
Bank of America, LIBOR + 1.75%, maturing March 2002 (7)                                               3,738
Provident Bank of Maryland , LIBOR + 1.75%, maturing September 2000                                   2,783
Summit Bank, LIBOR + 1.75%, maturing February 2001 (8)                                                2,610
Seller loan, 8.0%, maturing May 2007                                                                  1,532
Allfirst Bank, LIBOR + 1.75%, maturing May 2002 (9)                                                     418
                                                                                                  ---------
                                                                                                  $ 436,679
                                                                                                  =========


(1)May be extended for two one-year periods, subject to certain conditions. The interest rate on this loan will be LIBOR + 1.75% beginning October 13, 2000.

(2)Construction loan with a total commitment of $10,875. Loan may be extended for a one-year period, subject to certain conditions.

(3)Construction loan with a total commitment of $9,825. Loan may be extended for a one-year period, subject to certain conditions.

(4)Construction loan with a total commitment of $12,375. Loan may be extended for a one-year period, subject to certain conditions.

(5)Construction loan with a total commitment of $7,400. Loan may be extended for a one-year period, subject to certain conditions.

(6)Construction loan with a total commitment of $4,549.

(7)Construction loan with a total commitment of $13,440. Loan may be extended for a one-year period, subject to certain conditions.

(8)Construction loan with a total commitment of $6,900. Loan may be extended for a two-year period, subject to certain conditions.

(9)Construction loan with a total commitment of $9,325.

     We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

     As of June 30, 2000, we had $121.0 million in mortgage and other loans payable maturing in 2000 which includes a $100.0 million loan maturing in October that may be extended for two one-year periods, subject to certain conditions. We expect to extend this loan for a one-year period and as of June 30, 2000 are in compliance with the necessary conditions. We expect to repay the remaining balance of the 2000 loan maturities through a combination of borrowings from existing credit facilities and new loans and cash from operations.

     We are under two contracts to purchase parcels of land that are contiguous to certain of our existing operating properties. The purchase price for one parcel will be $3.9 million. The purchase price for the other parcel will be determined based upon the square footage of the area contained in the building to be constructed on the land. We have no other contractual obligations as of June 30, 2000 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2000:

     During the six months ended June 30, 2000, we acquired a 74,513 square foot operating property and five parcels of land for an aggregate acquisition cost of $15.8 million. These acquisitions were financed by:

   - using $10.0 million in proceeds under our Revolving Credit Facility,
   - assuming $3.1 million in mortgage and other loans, and
   - using cash reserves for the balance.

     During the six months ended June 30, 2000, we completed the construction of three office buildings totaling 243,087 square feet. Costs incurred on these buildings through June 30, 2000 totaled $29.1 million. We have $26.7 million in construction loan facilities for these buildings of which $16.2 million was borrowed through June 30, 2000.

     As of June 30, 2000, we had construction activities underway on four new buildings totaling 321,000 square feet that were 44% pre-leased. Estimated costs upon completion for these projects total approximately $49.3 million. We have construction loan facilities in place totaling $34.6 million to finance the construction of these projects. Borrowings under these facilities totaled $4.2 million at June 30, 2000 all of which was drawn upon during the six months then ended. We also borrowed under the Revolving Credit Facility to finance these activities.

     As of June 30, 2000, we also had development activities underway on four parcels of land.

     During the six months ended June 30, 2000, we sold a retail property for $3.0 million of which $2.4 million was used to pay off a mortgage loan payable on the property. Net proceeds from this sale after mortgage loan repayment, transaction costs and operating revenue and expense pro-rations totaled $513,000 all of which was applied to working capital.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $20.4 million for the six months ended June 30, 2000, an increase of $3.7 million from the six months ended June 30, 1999. Our increase in cash flows from operating activities is due mostly to income generated from our newly acquired and newly constructed properties. Our net cash flow used in investing activities for the six months ended June 30, 2000 increased $13.3 million from the six months ended June 30, 1999 due mostly to a decrease of $29.4 million in proceeds from rental property sales offset by a $21.0 million decrease in cash outlays associated with purchases of and additions to commercial real estate properties. Our net cash flow provided by financing activities for the six months ended June 30, 2000 increased $3.9 million from the six months ended June 30, 1999 due mostly to a $37.6 million decrease in repayments of mortgage and other loans payable, offset by an $28.4 million decrease in proceeds from mortgage and other loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and six months ended June 30, 2000 and 1999 are summarized in the following table:


                                                        (Dollars and shares for this table are in thousands)
                                                        ----------------------------------------------------
                                                            For the three months     For the six months
                                                               ended June 30,          ended June 30,
                                                            -------------------     -------------------
                                                            2000        1999        2000        1999
                                                            ----        ----        ----        ----
Income before minority interests
  and extraordinary income ...........................   $  5,807    $  5,225    $ 11,646    $ 10,813
Add:  Real estate related depreciation and
  amortization .......................................      4,284       2,872       8,134       5,646
Less: Preferred Unit distributions ...................       (548)       (853)     (1,096)     (1,706)
Less: Preferred Share dividends ......................     (1,119)       (338)     (2,239)       (676)
Less: Minority interest in other consolidated
  partnership ........................................         (4)         --         (11)         --
Less: Gain on sales of rental properties .............        (57)       (154)        (57)     (1,140)
                                                         --------    --------    --------    --------
Funds from operations ................................      8,363       6,752      16,377      12,937
Add: Preferred Unit distributions ....................        548         853       1,096       1,706
Add: Convertible Preferred Share dividends ...........        339         338         677         676
                                                         --------    --------    --------    --------
Funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units
  and Preferred Shares ...............................      9,250       7,943      18,150      15,319
Less: Straight line rent adjustments .................       (693)       (825)     (1,435)     (1,500)
Less: Recurring capital improvements .................       (923)       (478)     (1,652)     (1,147)
Adjusted funds from operations assuming conversion of     -------     -------     -------     -------
  share options, Common Unit warrants, Preferred Units
  and Preferred Shares ...............................   $  7,634    $  6,640    $ 15,063    $ 12,672
                                                         ========    ========    ========    ========

Weighted average Common Shares .......................     18,014      16,802      17,684      16,802
Conversion of weighted average Common Units ..........      9,556       3,203       9,918       2,982
                                                         --------    --------    --------    --------
Weighted average Common Shares/Units .................     27,570      20,005      27,602      19,784

Assumed conversion of share options ..................        181           9         119           9
Assumed conversion of Common Unit warrants ...........        476          --         476          --
Conversion of weighted average convertible

  Preferred Shares ...................................      1,845       1,845       1,845       1,845
Conversion of weighted average Preferred Units .......      2,321       7,500       2,321       7,500
                                                         --------    --------    --------    --------
Weighted average Common Shares/Units assuming
  conversion of share options, Common Unit warrants,
  Preferred Units and Preferred Shares ...............     32,393      29,359      32,363      29,138
                                                         ========    ========    ========    ========


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

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 2000 (dollars in thousands):


                                       For the Year Ended December 31,
                       ----------------------------------------------------------------
                        2000 (1)      2001 (2)(3)   2002 (4)       2003         2004      Thereafter      Total        FMV
                        --------      -----------   ---------      ----         ----      ----------      -----        ---
Long term debt:
Fixed rate             $ 101,425     $   3,014       $ 3,241      $ 3,488     $ 29,297     $137,110      $277,575    $269,176
Average interest rate       7.37%         7.34%         7.35%        7.35%        7.36%        7.15%
Variable rate          $  19,624     $ 119,456       $15,919      $    43     $     47     $  4,015      $159,104    $159,104
Average interest rate       8.41%         8.36%         8.14%        7.97%        7.97%        7.97%


(1) Includes $100.0 million maturity in October that may be extended for two one-year terms, subject to certain conditions.

(2) Includes $31.9 million for four construction loan facilities maturing that may be extended for a one-year period, subject to certain conditions.

(3) Includes $2.6 million for a construction loan facility maturing that may be extended for a two-year period, subject to certain conditions.

(4) Includes $3.7 million for a construction loan facility maturing that may be extended for a one-year period, subject to certain conditions.

     On May 25, 2000, we entered into an interest rate cap agreement with Bear Stearns Capital Markets, Inc. This agreement caps our one-month LIBOR base at 7.7% per annum on a notional amount of $50.0 million through May 31, 2002. The fair market value of this agreement as of June 30, 2000 was $84,000.

     Based on our variable rate debt balances during the six months ended June 30, 2000, our interest expense would have increased $627,000 if interest rates were 1% higher.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2.  CHANGES IN SECURITIES

a.       N/A

b.       N/A

c. On June 30, 2000, 170,000 of our Common Units were converted to 170,000 Common Shares. The issuance of these Common Shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.   N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5.  OTHER INFORMATION

    N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


      EXHIBIT
        NO.                                DESCRIPTION
     ---------        ----------------------------------------------------------

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

       3.2 By laws of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

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

                        CORPORATE OFFICE PROPERTIES TRUST

Date: August 4, 2000        By:   /s/ RANDALL M. GRIFFIN
                                  ---------------------------------------------
                                  Randall M. Griffin
                                  President and Chief Operating Officer

Date: August 4, 2000        By:   /s/ ROGER A. WAESCHE, JR.
                                  ---------------------------------------------
                                  Roger A. Waesche, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer