Form 10-Q
period 2000-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2000-11-13
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

On November 9, 2000, 20,573,136 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

         Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999                                   3
         Consolidated Statements of Operations for the three
           and nine months ended September 30, 2000 and 1999 (unaudited)       4
         Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999 (unaudited)`                      5
         Notes to Consolidated Financial Statements                            6
Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           17
Item 3: Quantitative and Qualitative Disclosures About Market Risk            26

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                    26
Item 2:  Changes in Securities                                                27
Item 3:  Defaults Upon Senior Securities                                      27
Item 4:  Submission of Matters to a Vote of Security Holders                  27
Item 5:  Other Information                                                    27
Item 6:  Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                    34

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

               Corporate Office Properties Trust and Subsidiaries
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                          September 30, December 31,
                                                                                                              2000         1999
                                                                                                          ------------- ------------
                                                                                                           (unaudited)
Assets
Investment in real estate:
   Operating properties, net                                                                                $ 692,496    $ 662,664
   Projects under construction                                                                                 43,467       33,825
----------------------------------------------------------------------------------------------------------------------------------
   Total commercial real estate properties, net                                                               735,963      696,489
   Investments in and advances to unconsolidated real estate joint ventures                                     8,606           --
----------------------------------------------------------------------------------------------------------------------------------
   Investment in real estate                                                                                  744,569      696,489
Cash and cash equivalents                                                                                       3,259        2,376
Restricted cash                                                                                                 2,007        2,041
Accounts receivable, net                                                                                        3,571        1,928
Investment in and advances to other unconsolidated entities                                                     4,074        3,661
Deferred rent receivable                                                                                        7,882        4,634
Deferred charges, net                                                                                          12,667        7,525
Prepaid and other assets                                                                                        6,836        2,380
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                $ 784,865    $ 721,034
==================================================================================================================================

Liabilities and shareholders' equity
Liabilities:
   Mortgage and other loans payable                                                                         $ 465,696    $ 399,627
   Accounts payable and accrued expenses                                                                        6,435        6,597
   Rents received in advance and security deposits                                                              5,351        3,776
   Dividends and distributions payable                                                                          7,090        6,298
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                             484,572      416,298
----------------------------------------------------------------------------------------------------------------------------------

Minority interests:
   Preferred Units in the Operating Partnership                                                                24,367       24,367
   Common Units in the Operating Partnership                                                                   81,402       88,170
   Other consolidated partnerships                                                                                115           98
----------------------------------------------------------------------------------------------------------------------------------
Total minority interests                                                                                      105,884      112,635
----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 13)
Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 shares authorized);
        1,025,000 designated as Series A Convertible Preferred Shares of beneficial interest (shares issued of 1 at September 30, 2000 and
            984,308 with an aggregate liquidation
            preference of $24,608 at December 31, 1999)                                                            --           10
        1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial
            interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250)                 12           12
   Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 20,573,136 at September 30, 2000 and
        17,646,046 at December 31, 1999)                                                                          206          176
   Additional paid-in capital                                                                                 209,384      202,867
   Accumulated deficit                                                                                        (10,379)      (7,547)
   Value of unearned restricted Common Share grants                                                            (3,399)      (3,417)
   Treasury Shares, at cost (166,600 shares at September 30, 2000)                                             (1,415)          --
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                                    194,409      192,101
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                                  $ 784,865    $ 721,034
==================================================================================================================================

                 See accompanying notes to financial statements.

               Corporate Office Properties Trust and Subsidiaries
                      Consolidated Statements of Operations

                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                            For the three months ended    For the nine months ended
                                                                  September 30,                 September 30,
                                                            -------------------------------------------------------
                                                                2000        1999              2000        1999
                                                            -------------------------------------------------------
Revenues
   Rental revenue                                             $ 23,980    $ 17,471          $ 69,040    $ 50,879
   Tenant recoveries and other revenue                           4,059       2,989            11,277       7,646
----------------------------------------------------------------------------------------------------------------
      Total revenues                                            28,039      20,460            80,317      58,525
----------------------------------------------------------------------------------------------------------------

Expenses
   Property operating                                            8,050       6,051            23,095      16,439
   General and administrative                                    1,319         631             3,827       2,316
   Interest                                                      7,850       4,990            22,188      15,409
   Amortization of deferred financing costs                        349         168               966         715
   Depreciation and other amortization                           4,295       3,087            12,475       8,766
----------------------------------------------------------------------------------------------------------------
      Total expenses                                            21,863      14,927            62,551      43,645
----------------------------------------------------------------------------------------------------------------

Income before equity in (loss) income of Service
   Companies, gain on sales of rental properties,
   minority interests and extraordinary item                     6,176       5,533            17,766      14,880
Equity in (loss) income of Service Companies                      (111)        (43)             (112)        283
----------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental properties,
   minority interests and
   extraordinary item                                            6,065       5,490            17,654      15,163
Gain on sales of rental properties                                  --          --                57       1,140
----------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item          6,065       5,490            17,711      16,303
Minority interests
   Common Units in the Operating Partnership                    (1,693)       (591)           (4,828)     (1,757)
   Preferred Units in the Operating Partnership                   (572)       (853)           (1,668)     (2,559)
   Other consolidated partnership                                   (6)         --               (17)         --
----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                 3,794       4,046            11,198      11,987
Extraordinary item - loss on early retirement of debt             (109)         --              (151)       (838)
----------------------------------------------------------------------------------------------------------------
Net income                                                       3,685       4,046            11,047      11,149
Preferred Share dividends                                         (781)     (1,060)           (3,020)     (1,736)
----------------------------------------------------------------------------------------------------------------
Net income available to Common Shareholders                   $  2,904    $  2,986          $  8,027    $  9,413
================================================================================================================

Basic Earnings per Common Share
   Income before extraordinary item                           $   0.15    $   0.18          $   0.44    $   0.61
   Extraordinary item                                               --          --                --       (0.05)
----------------------------------------------------------------------------------------------------------------
   Net income                                                 $   0.15    $   0.18          $   0.44    $   0.56
================================================================================================================
Diluted Earnings per Common Share
   Income before extraordinary item                           $   0.15    $   0.16          $   0.43    $   0.53
   Extraordinary item                                            (0.01)         --             (0.01)      (0.04)
----------------------------------------------------------------------------------------------------------------
   Net income                                                 $   0.14    $   0.16          $   0.42    $   0.49
================================================================================================================

                 See accompanying notes to financial statements.

               Corporate Office Properties Trust and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)
                                   (unaudited)

                                                                         For the nine months ended September 30,
                                                                         ---------------------------------------
                                                                                   2000         1999
                                                                         -----------------    ------------------
Cash flows from operating activities
   Net income                                                                    $  11,047    $  11,149
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Minority interests                                                          6,513        4,316
         Depreciation and other amortization                                        12,475        8,766
         Amortization of deferred financing costs                                      966          715
         Equity in loss (income) of Service Companies                                  112         (283)
         Gain on sales of rental properties                                            (57)      (1,140)
         Extraordinary item - loss on early retirement of debt                         151          838
         Increase in deferred rent receivable                                       (3,311)      (2,135)
         Increase in accounts receivable, restricted cash and
           prepaid and other assets                                                 (3,394)      (1,331)
         Increase in accounts payable, accrued expenses, rents
           received in advance and security deposits                                 2,532        1,204
-------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                               27,034       22,099
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchases of and additions to commercial real estate properties                 (49,120)     (70,618)
   Proceeds from sales of rental properties                                            602       29,970
   Investments in and advances to unconsolidated real estate
     joint ventures                                                                 (8,606)     (37,199)
   Investments in and advances (to) from other unconsolidated
     entities                                                                         (525)         937
   Leasing commissions paid                                                         (5,730)      (1,859)
   Increase in prepaid and other assets                                             (2,671)        (201)
-------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                  (66,050)     (78,970)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Deferred financing costs paid                                                    (1,212)      (1,983)
   Proceeds from mortgage and other loans payable                                   95,818      170,991
   Repayments of mortgage and other loans payable                                  (33,496)    (130,145)
   Increase in other liabilities                                                        --        1,393
   Purchase of Treasury Shares                                                      (1,415)          --
   Net proceeds from issuance of Preferred Shares                                       --       29,450
   Net proceeds from issuance of Common Shares                                         265           --
   Net proceeds from issuance of share options                                         171           --
   Dividends paid                                                                  (13,493)     (10,078)
   Distributions paid                                                               (6,739)      (4,149)
-------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                               39,899       55,479
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   883       (1,392)

Cash and cash equivalents
   Beginning of period                                                               2,376        2,349
-------------------------------------------------------------------------------------------------------
   End of period                                                                 $   3,259    $     957
=======================================================================================================

                 See accompanying notes to financial statements.

               Corporate Office Properties Trust and Subsidiaries
                   Notes to Consolidated Financial Statements

                  (Dollars in thousands, except per share data)
                                   (unaudited)

Note 1 Organization

      Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of September 30, 2000, our portfolio included 81 office properties and one retail property.

      We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2000 follows:

                                           % Owned by
                                              COPT
                                           ----------
      Common Units                            66%
      Series A Preferred Units               100%
      Series B Preferred Units               100%
      Series C Preferred Units                 0%

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

      We use three different accounting methods to report our investments in entities: the consolidation method, the equity method and the cost method.

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

Equity Method

      We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. Under the equity method, we report:

o our ownership interest in the entity's capital as an investment on our Consolidated Balance Sheets and
o our percentage share of the earnings or losses from the entity in our Consolidated Statements of Operations.

Cost Method

      We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over the entity's operations. Under the cost method, we report:

o the cost of our investment in the entity as an investment on our Consolidated Balance Sheets and
o distributions to us of the entity's earnings in our Consolidated Statements of Operations.

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

      Our Operating Partnership issued 974,662 Series C Preferred Units in connection with a property acquisition in December 1999. Our Operating Partnership issued 42,000 additional Series C Preferred Units on July 1, 2000 in connection with the cancellation of ten-year detachable warrants exercisable for an additional number of Common Units. Owners of these units are entitled to a priority annual return equal to 9% of their liquidation preference through December 20, 2009 , 10.5% for the five following years and 12% thereafter. These units are convertible, subject to certain restrictions, commencing December 21, 2000 into Common Units in the Operating Partnership on the basis of 2.381 Common Units for each Series C Preferred Unit, plus any accrued return. The Common Units would then be exchangeable for Common Shares, subject to certain conditions.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is as follows (dollars and shares in thousands):

                                                    Three months ended     Nine months ended
                                                       September 30,         September 30,
                                                   --------------------   --------------------
Numerator:                                           2000        1999       2000        1999
                                                   --------    --------   --------    --------
Net income available to Common Shareholders        $  2,904    $  2,986   $  8,027    $  9,413
Add: Extraordinary loss                                 109          --        151         838
                                                   --------    --------   --------    --------
Numerator for basic earnings per share
  before extraordinary item                           3,013       2,986      8,178      10,251
Add: Minority interests - Initial Preferred
  Units                                                  --         853         --       2,559
                                                   --------    --------   --------    --------
Numerator for diluted earnings per share
  before extraordinary item                           3,013       3,839      8,178      12,810

Less:  Extraordinary loss                              (109)         --       (151)       (838)
                                                   --------    --------   --------    --------
Numerator for diluted earnings per share for net
  income                                           $  2,904    $  3,839   $  8,027    $ 11,972
                                                   ========    ========   ========    ========

Denominator (all weighted averages):
Common Shares - basic                                19,934      17,037     18,439      16,881
Assumed conversion of share options                     239          18        146           9
Assumed conversion of Common Unit warrants               --          --        316          --
Conversion of Initial Preferred Units                    --       7,500         --       7,500
                                                   --------    --------   --------    --------
Denominator for diluted earnings per share           20,173      24,555     18,901      24,390
                                                   ========    ========   ========    ========

      Our diluted EPS computation for the three months ended September 30, 2000 only assumes conversion of share options because conversions of Preferred Units, Series A Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended September 30, 1999 only assumes conversion of share options and

Initial Preferred Units because conversions of Series A Preferred Shares and Common Units would increase diluted EPS in that period.

      Our diluted EPS computation for the nine months ended September 30, 2000 only assumes conversion of share options and Common Unit warrants because conversions of Preferred Units, Series A Preferred Shares and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the nine months ended September 30, 1999 only assumes conversion of share options and Initial Preferred Units because conversions of Series A Preferred Shares and Common Units would increase diluted EPS in that period.

Reclassification

      We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 and related amendments establish accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We plan to adopt these standards beginning January 1, 2001. As of September 30, 2000, we were evaluating the impact of the adoption of these standards on our financial position and results of operations.

      Effective July 1, 2000, the FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN No. 44 clarifies the application of the Accounting Principle Board's Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues, including the definition of the term "employee", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to previous issuances and the accounting for an exchange of stock compensation awards in a business compensation. We adopted FIN No. 44 effective July 1, 2000. The primary impact of our adoption of this Interpretation is that we and the Service Companies recognize additional expenses from share options issued to employees for the following:

o the share price appreciation and future vesting relating to share options that were repriced in 1999, and
o the issuance of share options to employees of CRM and MGK (all defined in Note 7).

Our adoption of this Interpretation resulted in a $65 increase in general and administrative expenses and $31 decrease in our equity in income of the Service Companies during the three months and nine months ended September 30, 2000.

Note 4 Commercial Real Estate Properties

      Operating properties consisted of the following:

                                              September 30,       December 31,
                                                   2000               1999
                                              -------------       ------------
            Land                                $ 136,723          $ 135,641
            Buildings and improvements            585,067            544,967
            Furniture, fixtures and equipment         345                335
                                                ---------          ---------
                                                  722,135            680,943
            Less: accumulated depreciation        (29,639)           (18,279)
                                                ---------          ---------
                                                $ 692,496          $ 662,664
                                                =========          =========

      Projects we had under construction/development consisted of the following:

                                              September 30,       December 31,
                                                   2000               1999
                                              -------------       ------------
            Land                                $21,888             $13,158
            Construction in progress             21,579              20,667
                                                -------             -------
                                                $43,467             $33,825
                                                =======             =======

2000 Acquisitions

      We acquired a 74,513 square foot office building located in Hanover, Maryland for $7,464 on April 18, 2000.

      We also acquired the following properties during the nine months ended September 30, 2000:

      o a parcel of land located in Cranbury, New Jersey for $633 on March 20, 2000,
      o a parcel of land located in Columbia, Maryland for $4,036 on March 29, 2000,
      o a parcel of land located in Annapolis Junction, Maryland for $3,022 on May 26, 2000,
      o a parcel of land located in Cranbury, New Jersey for $283 on June 5, 2000,
      o a parcel of land located in Annapolis Junction, Maryland for $364 on June 30, 2000, and
      o a parcel of land located in Columbia, Maryland for $3,958 on September 28, 2000.

All of these land parcels are contiguous to certain of our existing operating properties.

2000 Construction/Development

      During the nine months ended September 30, 2000, we completed the construction of three office buildings totaling 243,087 square feet. Two of these buildings totaling 185,807 square feet are located in the Baltimore/Washington Corridor with the balance located in Dayton, New Jersey.

      As of September 30, 2000, we also had construction underway on five new buildings and development underway on three parcels of land.

2000 Disposition

      We sold a 46,134 square foot retail property located in Minot, North Dakota for $2,970 on June 19, 2000. We realized a gain of $57 on the sale of this property, which was the last of our retail properties located in the Midwest region of the United States.

Note 5 Investments in and Advances to Unconsolidated Real Estate Joint Ventures

      On September 28, 2000, we acquired an 80% interest in Gateway 67, LLC, a newly organized joint venture developing a parcel of land located in Columbia, Maryland. On September 29, 2000, we acquired a 10% interest in NBP 201, LLC, a newly organized joint venture constructing an 118,000 square foot office building on a parcel of land located in Annapolis Junction. We account for our investments in these joint ventures using the equity method of accounting. Our investments in and advances to these joint ventures at September 30, 2000 included the following:

           Advances receivable                $ 4,610
           Equity investments                   3,996
                                              -------
           Total                              $ 8,606
                                              =======

Note 6 Accounts Receivable

      Our accounts receivable are reported net of an allowance for bad debts of $43 at September 30, 2000 and $10 at December 31, 1999.

Note 7 Investment in and Advances to Other Unconsolidated Entities

      We account for our investment in COMI and its subsidiaries, Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin G. Knott and Associates, LLC ("MGK") using the equity method of accounting. Our investment in and advances to the Service Companies included the following:

                                              September 30,       December 31,
                                                   2000               1999
                                              -------------       ------------
            Notes receivable                     $2,005              $2,005
            Equity investment                       695                 807
            Advances receivable                     835                 849
                                                 ------              ------
               Total                             $3,535              $3,661
                                                 ======              ======

      On July 18, 2000, COMI acquired the remaining 25% interest in CRM.

      On August 3, 2000, we acquired a 2% interest in MediTract, LLC ("MediTract"), an entity engaged in the development of an Internet based contract imaging and management system. We account for our investment in MediTract using the cost method of accounting. Our investment in MediTract totaled $539 at September 30, 2000. We are committed to invest an additional $1,077 in MediTract prior to the end of 2000.

Note 8 Deferred Charges

      Deferred charges consisted of the following:

                                              September 30,       December 31,
                                                   2000               1999
                                              -------------       ------------
      Deferred financing costs                   $  5,741           $  4,592
      Deferred leasing costs                       10,388              4,658
      Deferred other                                   24                 24
                                                 --------           --------
                                                   16,153              9,274
      Accumulated amortization                     (3,486)            (1,749)
                                                 --------           --------
      Deferred charges, net                      $ 12,667           $  7,525
                                                 ========           ========

Note 9 Shareholders' Equity

      On November 3, 1999, the Board of Trustees authorized a share repurchase program to buy up to 2,000,000 Common Shares in open market and privately negotiated purchases depending on market conditions and other factors. Shares repurchased under this program are summarized below.

               Repurchase             Number of                   Cost of
                  Date                 Shares                    Repurchase
               ----------             ---------                  ----------
                3/31/00                  6,600                    $    52
                 4/5/00                 20,000                        166
                 6/5/00                140,000                      1,197

      On March 16, 2000, 877,545 Common Units in our Operating Partnership were converted to 877,545 Common Shares. On June 30, 2000, 170,000 Common Units in our Operating Partnership were converted to 170,000 Common Shares.

      On September 28, 2000, Constellation Real Estate, Inc. ("Constellation") converted 984,307 of our Series A Preferred Shares into 1,845,378 Common Shares. Constellation owned 43.5% of our outstanding Common Shares at September 30, 2000.

      During the nine months ended September 30, 2000, we issued 12,500 Common Shares subject to forfeiture restrictions to an officer. We also had forfeiture restrictions on 15,625 previously issued Common Shares lapse during the nine months ended September 30, 2000.

      During the nine months ended September 30, 2000, we issued 21,667 Common Shares in connection with the exercise of share options.

Note 10 Dividends and Distributions

      The following summarizes our dividends/distributions for the nine months ended September 30, 2000:

                                                                       Dividend/
                                                                     Distribution      Total
                                                                         Per         Dividend/
                                Record Date        Payable Date       Share/Unit    Distribution
                             -----------------   ----------------    ------------   ------------
Series A Preferred Shares:
   Fourth Quarter 1999       December 31, 1999   January 14, 2000      $ 0.34375      $ 338
   First Quarter 2000        March 31, 2000      April 17, 2000        $ 0.34375      $ 338
   Second Quarter 2000       June 30, 2000       July 17, 2000         $ 0.34375      $ 338

Series B Preferred Shares:
   Fourth Quarter 1999       December 31, 1999   January 14, 2000      $ 0.625        $ 781
   First Quarter 2000        March 31, 2000      April 17, 2000        $ 0.625        $ 781
   Second Quarter 2000       June 30, 2000       July 17, 2000         $ 0.625        $ 781
   Third Quarter 2000        September 30, 2000  October 16, 2000      $ 0.625        $ 781

Common Shares:
   Fourth Quarter 1999       December 31, 1999   January 14, 2000      $ 0.19         $ 3,265
   First Quarter 2000        March 31, 2000      April 17, 2000        $ 0.19         $ 3,433
   Second Quarter 2000       June 30, 2000       July 17, 2000         $ 0.19         $ 3,436
   Third Quarter 2000        September 30, 2000  October 16, 2000      $ 0.20         $ 3,989

Series C Preferred Units:
   Fourth Quarter 1999       December 31, 1999   January 14, 2000      $ 0.0625       $ 61
   First Quarter 2000        March 31, 2000      April 17, 2000        $ 0.5625       $ 548
   Second Quarter 2000       June 30, 2000       July 17, 2000         $ 0.5625       $ 548
   Third Quarter 2000        September 30, 2000  October 16, 2000      $ 0.5625       $ 572

Common Units:
   Fourth Quarter 1999       December 31, 1999   January 14, 2000      $ 0.19         $ 1,983
   First Quarter 2000        March 31, 2000      April 17, 2000        $ 0.19         $ 1,816
   Second Quarter 2000       June 30, 2000       July 17, 2000         $ 0.19         $ 1,784
   Third Quarter 2000        September 30, 2000  October 16, 2000      $ 0.20         $ 1,878

Note 11 Supplemental Information to Statements of Cash Flows

                                                          For the nine months ended
                                                                September 30,
                                                          -------------------------
                                                              2000        1999
                                                          -----------   -----------
Supplemental schedule of non-cash investing and
  financing activities:

Debt repaid in connection with sales of rental properties   $  2,432    $ 20,928
                                                            --------    --------

Debt assumed in connection with acquisitions                $  6,179    $  9,901
                                                            --------    --------

(Decrease)  increase in accrued capital improvements        $ (1,119)   $    911
                                                            --------    --------

Dividends/distributions payable                             $  7,090    $  5,732
                                                            --------    --------

Increase in minority interests resulting from issuance of
  Common Units in connection with Glacier Transaction       $     --    $  1,487
                                                            --------    --------

Adjustments to minority interests resulting from
  changes in ownership of Operating Partnership by COPT     $  2,408    $   (348)
                                                            --------    --------

Decrease in minority interests and increase in
  shareholders' equity in connection with conversion of
  Common Units into Common Shares                           $  8,527    $  3,141
                                                            --------    --------

Increase in minority interests resulting from issuance of
  Common Units in connection with property acquisitions     $     --    $  3,942
                                                            --------    --------

Note receivable balance applied to cost of property
  acquisition                                               $     --    $  1,575
                                                            --------    --------

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

                                         Baltimore/
                                         Washington        Greater       Northern/      Greater
                                          Corridor      Philadelphia    Central New    Harrisburg
                                           Office          Office      Jersey Office     Office         Other           Total
                                         ----------------------------------------------------------------------------------------
Three months ended September 30, 2000:
Revenues                                 $     17,197   $      2,506   $      5,326   $      2,228   $        782    $     28,039
Property operating expenses                     5,535             24          1,868            544             79           8,050
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income from operations                   $     11,662   $      2,482   $      3,458   $      1,684   $        703    $     19,989
                                         ============   ============   ============   ============   ============    ============
Commercial real estate property
    expenditures                         $      8,074   $        140   $      3,559   $        134   $        (14)   $     11,893
                                         ============   ============   ============   ============   ============    ============

Three months ended September 30, 1999:
Revenues                                 $     11,573   $      2,506   $      4,735   $        841   $        805    $     20,460
Property operating expenses                     3,818             22          1,914            262             35           6,051
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income from operations                   $      7,755   $      2,484   $      2,821   $        579   $        770    $     14,409
                                         ============   ============   ============   ============   ============    ============
Commercial real estate property
   expenditures                          $      8,755   $         17   $      4,944   $      6,049   $        420    $     20,185
                                         ============   ============   ============   ============   ============    ============

Nine months ended September 30, 2000:
Revenues                                 $     49,324   $      7,519   $     15,000   $      6,898   $      1,576    $     80,317
Property operating expenses                    15,452             78          5,608          1,757            200          23,095
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income from operations                   $     33,872   $      7,441   $      9,392   $      5,141   $      1,376    $     57,222
                                         ============   ============   ============   ============   ============    ============
Commercial real estate property
    expenditures                         $     44,333   $        217   $      8,708   $        860   $         62    $     54,180
                                         ============   ============   ============   ============   ============    ============
Segment assets at September 30, 2000     $    455,611   $    106,566   $    120,946   $     71,213   $     30,529    $    784,865
                                         ============   ============   ============   ============   ============    ============

Nine months ended September 30, 1999:
Revenues                                 $     33,307   $      7,519   $     12,898   $      2,363   $      2,438    $     58,525
Property operating expenses                    10,345             66          4,961            749            318          16,439
                                         ------------   ------------   ------------   ------------   ------------    ------------
Income from operations                   $     22,962   $      7,453   $      7,937   $      1,614   $      2,120    $     42,086
                                         ============   ============   ============   ============   ============    ============
Commercial real estate property
   expenditures                          $     67,154   $         17   $     12,887   $      6,182   $        707    $     86,947
                                         ============   ============   ============   ============   ============    ============
Segment assets at September 30, 1999     $    330,690   $    107,887   $    110,422   $     29,657   $     54,465    $    633,121
                                         ============   ============   ============   ============   ============    ============

      The following table reconciles our income from operations for reportable segments to income before extraordinary item as reported in our Consolidated Statements of Operations.

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Income from operations for reportable segments       $ 19,989    $ 14,409    $ 57,222    $ 42,086
Add:
      Equity in (loss) income of Service Companies       (111)        (43)       (112)        283
      Gain on sales of rental properties                   --          --          57       1,140
Less:
      General and administrative                       (1,319)       (631)     (3,827)     (2,316)
      Interest                                         (7,850)     (4,990)    (22,188)    (15,409)
      Amortization of deferred financing costs           (349)       (168)       (966)       (715)
      Depreciation and other amortization              (4,295)     (3,087)    (12,475)     (8,766)
      Minority interests                               (2,271)     (1,444)     (6,513)     (4,316)
                                                     --------    --------    --------    --------
Income before extraordinary item                     $  3,794    $  4,046    $ 11,198    $ 11,987
                                                     ========    ========    ========    ========

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

Note 14 Pro Forma Financial Information (Unaudited)

      We accounted for our 1999 and 2000 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2000.

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

                                                         Nine months ended
                                                            September 30,
                                                         ------------------
                                                            2000      1999
                                                         ---------  -------
Pro forma total revenues                                  $80,533   $71,401
                                                          =======   =======
Pro forma net income available to Common Shareholders     $ 7,997   $ 9,394
                                                          =======   =======
Pro forma earnings per Common Share
  Basic                                                   $  0.43   $  0.56
                                                          =======   =======
  Diluted                                                 $  0.43   $  0.49
                                                          =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In this section, we discuss our financial condition and results of operations for the three months and nine months ended September 30, 2000. This section includes discussions on:

o why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2000 compared to the same periods in 1999,
o what our primary sources and uses of cash were in the nine months ended September 30, 2000,
o how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2000,
o     how we intend to generate cash for future capital expenditures, and
o     the computation of our funds from operations.

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

                        Corporate Office Properties Trust
                        Operating Data Variance Analysis

        (Dollars for this table are in thousands, except per share data)

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                ---------------------------------------  ----------------------------------------
                                                  2000       1999    Variance  % Change    2000       1999     Variance  % Change
                                                -------    -------    ------   --------  -------    -------    -------   --------
Revenues
   Rental revenue                               $23,980    $17,471    $6,509      37%    $69,040    $50,879    $18,161      36%
   Tenant recoveries and other revenue            4,059      2,989     1,070      36%     11,277      7,646      3,631      47%
                                                -------    -------    ------             -------    -------    -------
      Total revenues                             28,039     20,460     7,579      37%     80,317     58,525     21,792      37%
                                                -------    -------    ------             -------    -------    -------

Expenses
   Property operating                             8,050      6,051     1,999      33%     23,095     16,439      6,656      40%
   General and administrative                     1,319        631       688     109%      3,827      2,316      1,511      65%
   Interest and amortization of deferred
     financing costs                              8,199      5,158     3,041      59%     23,154     16,124      7,030      44%
   Depreciation and other amortization            4,295      3,087     1,208      39%     12,475      8,766      3,709      42%
                                                -------    -------    ------             -------    -------    -------
      Total expenses                             21,863     14,927     6,936      46%     62,551     43,645     18,906      43%
                                                -------    -------    ------             -------    -------    -------
Income before equity in (loss) income of
   Service Companies, gain on sales of
   rental properties, minority interests
   and extraordinary item                         6,176      5,533       643      12%     17,766     14,880      2,886      19%
Equity in (loss) income of Service Companies       (111)       (43)      (68)    158%       (112)       283       (395)   (140%)
Gain on sales of rental properties                   --         --        --     N/A          57      1,140     (1,083)    (95%)
                                                -------    -------    ------             -------    -------    -------
Income before minority interests and
  extraordinary item                              6,065      5,490       575      10%     17,711     16,303      1,408       9%
Minority interests                               (2,271)    (1,444)     (827)     57%     (6,513)    (4,316)    (2,197)     51%
Extraordinary item - loss on early retirement
  of debt                                          (109)        --      (109)    N/A        (151)      (838)       687     (82%)
                                                -------    -------    ------             -------    -------    -------
Net income                                        3,685      4,046      (361)     (9%)    11,047     11,149       (102)     (1%)
Preferred Share dividends                          (781)    (1,060)      279     (26%)    (3,020)    (1,736)    (1,284)     74%
                                                -------    -------    ------             -------    -------    -------
Net income available to Common Shareholders     $ 2,904    $ 2,986       (82)     (3%)   $ 8,027    $ 9,413    $(1,386)    (15%)
                                                =======    =======    ======             =======    =======    =======
Basic earnings per Common Share
   Income before extraordinary item             $  0.15    $  0.18    $(0.03)    (17%)   $  0.44    $  0.61    $ (0.17)    (28%)
   Net income                                   $  0.15    $  0.18    $(0.03)    (17%)   $  0.44    $  0.56    $ (0.12)    (21%)
Diluted earnings per Common Share
   Income before extraordinary item             $  0.15    $  0.16    $(0.01)     (6%)   $  0.43    $  0.53    $ (0.10)    (19%)
   Net income                                   $  0.14    $  0.16    $(0.02)    (13%)   $  0.42    $  0.49    $ (0.07)    (14%)

Comparison of the three months ended September 30, 2000 and 1999

      Our total revenues increased $7.6 million or 37%, of which $6.5 million was generated by rental revenue and $1.1 million by tenant recoveries and other revenue. Included in this change is the following:

      o $6.9 million increase attributable to 17 properties acquired and five newly-constructed properties placed in service since July 1, 1999.
      o $733,000 increase attributable to 58 office properties owned throughout both reporting periods due mostly to increases in rental rates on renewed space, additional lease termination revenue and steady occupancy.
      o $132,000 decrease attributable to properties sold since July 1, 1999.

      Our total expenses increased $6.9 million or 46% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

      Our property operating expenses increased $2.0 million or 33%. Included in this change is the following:

      o $1.9 million increase attributable to 17 properties acquired and five newly-constructed properties placed in service since July 1, 1999.
      o $115,000 increase attributable to 58 office properties owned throughout both reporting periods.

      Our interest expense and amortization of deferred financing costs increased $3.0 million or 59% due to a 46% increase in our average outstanding debt balance resulting from our 1999 and 2000 acquisitions and construction activity and an increase in interest rates on our variable rate and refinanced debt. Our depreciation and other amortization expense increased $1.2 million or 39%, $1.1 million of which is attributable to 17 properties acquired and five newly-constructed properties placed in service since July 1, 1999. Our general and administrative expenses increased $688,000 or 109% due mostly to our responsibility for an increased percentage of COMI's personnel and overhead related expenses in the current period.

      As a result of the above factors, income before minority interests and extraordinary item increased by $575,000 or 10%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests increased $827,000 or 57% due to the increase in the Operating Partnership's net income combined with a higher percentage ownership by minority interests during the current period.

      The factors discussed above combined with a $109,000 increase in extraordinary losses collectively resulted in a $361,000 decrease in net income. There was a $279,000 decrease in Preferred Share dividends resulting mostly from the absence of dividends on the Series A Preferred Share converted into Common Shares in September 2000 . As a result of all of the above, net income available to Common Shareholders decreased $82,000 or 3%.

Comparison of the nine months ended September 30, 2000 and 1999

      Our total revenues increased $21.8 million or 37%, of which $18.2 million was generated by rental revenue and $3.6 million by tenant recoveries and other revenue. Included in this change is the following:

      o $19.4 million increase attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999.
      o $2.7 million increase attributable to 46 office properties owned throughout both reporting periods due mostly to increases in rental rates on renewed space, additional lease termination revenue and steady occupancy.
      o $885,000 decrease attributable to properties sold since January 1, 1999.

      Our total expenses increased $18.9 million or 43% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs, depreciation and other amortization and general and administrative expenses described below.

      Our property operating expenses increased $6.7 million or 40%. Included in this change is the following:

      o $5.4 million increase attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999.
      o $1.2 million increase attributable to 46 office properties owned throughout both reporting periods, $540,000 of which is due to increased snow removal costs.
      o $152,000 decrease attributable to properties sold since January 1, 1999.

      Our interest expense and amortization of deferred financing costs increased $7.0 million or 44% due to a 41% increase in our average outstanding debt balance resulting from our 1999 and 2000 acquisitions and construction activity and an increase in interest rates on our variable rate and refinanced debt. Our depreciation and other amortization expense increased $3.7 million or 42%, $3.1 million of which is attributable to 29 properties acquired and five newly-constructed properties placed in service since January 1, 1999. Our general and administrative expenses increased $1.5 million or 65% due mostly to our responsibility for an increased percentage of COMI's personnel and overhead related expenses in the current period.

      Our income before minority interests and extraordinary item also includes a $1.1 million decrease in our gain realized on the sales of rental properties.

      As a result of the above factors, income before minority interests and extraordinary item increased by $1.4 million or 9%. Our income allocation to minority interests increased $2.2 million or 51% due to the increase in the Operating Partnership's net income combined with a higher percentage ownership by minority interests during the current period.

      The factors discussed above combined with a $687,000 decrease in extraordinary losses on early retirement of debt collectively resulted in a $102,000 decrease in net income. There was a $1.3 million increase in Preferred Share dividends resulting mostly from the Series B Preferred Share issuance in July 1999, offset somewhat by the absence of dividends on the Series A Preferred Shares converted into Common Shares in September 2000. As a result of all of the above, net income available to Common Shareholders decreased $1.4 million or 15%.

Liquidity and Capital Resources

Capitalization and Liquidity

      Cash provided from operations represented our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements. We expect to continue to use cash provided by operations to meet our short-term capital needs, including all property expenses, general and administrative expenses, debt service, distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.

      We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from the sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. We also have a $50.0 million line of credit with Prudential Securities Credit Corporation (the "Prudential Credit Facility"). Amounts available under the Revolving Credit Facility and the Prudential Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of November 3, 2000, the maximum amount available under our Revolving Credit Facility was $99.4 million, of which $8.1 was unused. As of November 3, 2000, the maximum amount available under the Prudential Credit Facility was $21.6 million all of which was borrowed, with the proceeds being used primarily to refinance existing debt.

      Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of September 30, 2000, 66% of our mortgage and other loans payable balance carried fixed interest rates.

Mortgage and other loans payable at September 30, 2000 consisted of the following (dollars in thousands):

Deutsche Banc  Alex. Brown, Term Credit Facility, 7.50%, maturing October 2001 (1)        $100,000
Deutsche Banc  Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing May 2001     97,285
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008        82,525
Teachers Insurance and Annuity Association of America, 7.72%, maturing  October 2006        59,250
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                      27,471
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                17,650
Bank of America, LIBOR + 1.75%, maturing December 2000                                      16,576
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                                             12,069
Allfirst Bank, LIBOR + 1.75%, maturing October 2001(2)                                       8,831
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006          8,000
Bank of America, LIBOR + 1.75%, maturing March 2002 (3)                                      6,597
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                    6,090
Prudential Securities Credit Corp., LIBOR + 1.75%, maturing June 2001                        4,761
Mellon Bank, yield on 5-year Treasury Securities + 2%, maturing August 2005 (4)              4,143
Summit Bank, LIBOR + 1.75%, maturing February 2001 (5)                                       4,048
Howard Research & Development Corporation, 8%, maturing December 2000                        3,101
Allfirst Bank, LIBOR + 1.75%, maturing May 2002 (6)                                          3,009
Provident Bank of Maryland, LIBOR + 1.75%, maturing March 2001                               2,763
Seller loan, 8.0%, maturing May 2007                                                         1,527

                                                                                          --------
                                                                                          $465,696
                                                                                          ========

(1) May be extended for a one-year period, subject to certain conditions. The interest rate on this loan will be LIBOR + 1.75% beginning October 13, 2000.
(2) Construction loan with a total commitment of $12,375. Loan may be extended for a one-year period, subject to certain conditions.
(3) Construction loan with a total commitment of $13,440. Loan may be extended for a one-year period, subject to certain conditions.
(4)   Construction loan with a total commitment of $4,549.
(5) Construction loan with a total commitment of $6,900. Loan may be extended for a two-year period, subject to certain conditions.
(6)   Construction loan with a total commitment of $9,325

      As of November 3, 2000, we had $8.4 million in mortgage and other loans payable maturing in 2000. We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

      We are committed to investing an additional $1.1 million in MediTract during 2000. We have no other material contractual obligations as of September 30, 2000 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

Investing and financing activities for the nine months ended September 30, 2000:

      During the nine months ended September 30, 2000, we acquired a 74,513 square foot operating property and six parcels of land for an aggregate acquisition cost of $19.8 million. These acquisitions were financed by:

      o     using $10.8 million in proceeds under our Revolving Credit Facility,
      o     assuming $6.2 million in mortgage and other loans, and
      o     using cash reserves for the balance.

      During the nine months ended September 30, 2000, we completed the construction of three office buildings totaling 243,087 square feet. Costs incurred on these buildings through September 30, 2000 totaled $30.6 million. We have $19.3 million in construction loan facilities for two of these buildings of which $12.9 million was borrowed through September 30, 2000. We borrowed $6.5 million for the other building under a construction loan facility that was subsequently refinanced. The balance of the costs was funded primarily using proceeds from the Revolving Credit Facility and cash from operations.

      As of September 30, 2000, we had construction activities underway on five new buildings totaling 441,000 square feet that were 38% pre-leased. Estimated costs upon completion for these projects total approximately $70.9 million. We have construction loan facilities in place totaling $34.6 million to finance the construction of three of these projects. Borrowings under these facilities totaled $9.6 million at September 30, 2000 all of which was drawn upon during the nine months then ended. We also borrowed under the Revolving Credit Facility to finance these activities.

      As of September 30, 2000, we also had development activities underway on three parcels of land.

      During the nine months ended September 30, 2000, we invested $8.6 million into two unconsolidated real estate joint ventures using $3.5 million in proceeds under our Revolving Credit Facility and cash reserves for the balance.

      During the nine months ended September 30, 2000, we sold a retail property located in Minot, North Dakota for $3.0 million of which $2.4 million was used to pay off a mortgage loan payable on the property. Net proceeds from this sale after mortgage loan repayment, transaction costs and operating revenue and expense pro-rations totaled $513,000, all of which was applied to working capital.

      During the nine months ended September 30, 2000, we received $59.3 million in borrowings from mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

o     $24.1 million to repay other loans,
o     $22.7 million to finance construction activities,
o     $6.2 million to finance acquisitions, and
o     the balance applied to cash reserves.

Statement of Cash Flows

      We generated net cash flow from operating activities of $27.0 million for the nine months ended September 30, 2000, an increase of $4.9 million from the nine months ended September 30, 1999. Our increase in cash flows from operating activities is due mostly to income generated from our newly acquired and newly constructed properties. Our net cash flow used in investing activities for the nine months ended September 30, 2000 decreased $12.9 million from the nine months ended September 30, 1999 due mostly to a $21.5 million decrease in cash outlays associated with purchases of and additions to commercial real estate properties and a $28.6 million decrease in investments in and advances to real estate joint ventures offset by a $29.4 million decrease in proceeds from rental property sales. Our net cash flow provided by financing activities for the nine months ended September 30, 2000 decreased $15.6 million from the nine months ended September 30, 1999 due mostly to a $75.2 million decrease in proceeds from mortgage and other loans payable and a $29.5 million decrease in proceeds from the issuance of Preferred Shares offset by a $96.6 million decrease in repayments of mortgage and other loans payable.

Funds From Operations

      We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and nine months ended September 30, 2000 and 1999 are summarized in the following table:

                                                (Dollars and shares for this table are in thousands)
                                                ----------------------------------------------------
                                                    For the three months    For the nine months
                                                    ended September 30,     ended September 30,
                                                ------------------------    ------------------------
                                                      2000         1999        2000       1999
                                                    --------    --------    --------    --------
Income before minority interests and
  extraordinary item ............................   $  6,065    $  5,490    $ 17,711    $ 16,303
Add: Real estate related depreciation
  and amortization ..............................      4,272       3,073      12,406       8,719
Less: Preferred Unit distributions ..............       (572)       (853)     (1,668)     (2,559)
Less: Preferred Share dividends .................       (781)     (1,060)     (3,020)     (1,736)
Less: Minority interest in other
  consolidated partnership ......................         (6)         --         (17)         --
Less: Gain on sales of rental properties ........         --          --         (57)     (1,140)
                                                    --------    --------    --------    --------
Funds from operations ...........................      8,978       6,650      25,355      19,587
Add: Preferred Unit distributions ...............        572         853       1,668       2,559
Add: Convertible Preferred Share dividends ......         --         339         677       1,015
                                                    --------    --------    --------    --------
Funds from operations assuming conversion
  of share options, Common Unit warrants,
  Preferred Units and Preferred Shares ..........      9,550       7,842      27,700      23,161
Less: Preferred Unit distributions ..............       (572)         --      (1,668)         --
Less: Straight line rent adjustments ............     (1,872)       (634)     (3,307)     (2,134)
Less: Recurring capital improvements ............       (415)       (643)     (2,067)     (1,790)
                                                    --------    --------    --------    --------
Adjusted funds from operations assuming
  conversion of share options, Common
  Unit warrants, Preferred Units and
  Preferred Shares (1) ..........................   $  6,691    $  6,565    $ 20,658    $ 19,237
                                                    ========    ========    ========    ========

Weighted average Common Shares ..................     19,934      17,037      18,439      16,881
Conversion of weighted average Common Units .....      9,388       3,068       9,740       3,012
                                                    --------    --------    --------    --------
Weighted average Common Shares/Units ............     29,322      20,105      28,179      19,893
Assumed conversion of share options .............        239          18         146           9
Assumed conversion of Common Unit warrants ......         --          --         316          --
Conversion of weighted average convertible
  Preferred Shares ..............................         --       1,845       1,226       1,845
Conversion of weighted average Preferred Units ..      2,421       7,500       2,355       7,500
                                                    --------    --------    --------    --------
Weighted average Common Shares/Units for funds
  from operations assuming conversion of share
  options, Common Unit warrants, Preferred
  Units and Preferred Shares ....................     31,982      29,468      32,222      29,247
                                                    ========    ========    ========    ========
Weighted average Common Shares/Units for adjusted
  funds from operations assuming conversion of
  share options, Common Unit warrants, Preferred
  Units and Preferred Shares (1) ................     29,561      29,468      29,867      29,247
                                                    ========    ========    ========    ========

(1) Preferred Units are not included in our computation of AFFO for the periods ended September 30, 2000.

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

      The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at September 30, 2000 (dollars in thousands):

                                    For the Year Ended December 31,
                         -------------------------------------------------------
                          2000    2001(1)(2)(3)  2002(4)      2003       2004      Thereafter      Total        FMV
---------------------------------------------------------------------------------------------------------------------
Long term debt:

Fixed rate               $3,882     $103,347     $ 3,605     $3,883     $29,726     $161,172     $305,615    $299,747

Average interest rate       7.54%        7.22%       7.18%      7.17%       7.19%        7.04%

Variable rate            $  152     $134,550     $21,318     $   41     $    45     $  3,975     $160,081    $160,081

Average interest rate       8.36%        8.36%       8.17%      8.04%       8.04%        8.04%

(1) Includes $100.0 million maturity in October that may be extended for a one-year period, subject to certain conditions.
(2) Includes $8.8 million for a construction loan facility maturing that may be extended for a one-year period, subject to certain conditions.
(3) Includes $4.0 million for a construction loan facility maturing that may be extended for a two-year period, subject to certain conditions.
(4) Includes $6.6 million for a construction loan facility maturing that may be extended for a one-year period, subject to certain conditions.

      On May 25, 2000, we entered into an interest rate cap agreement with Bear Stearns Capital Markets, Inc. This agreement caps our one-month LIBOR base at 7.7% per annum on a notional amount of $50.0 million through May 31, 2002. The fair market value of this agreement as of September 30, 2000 was $22,000.

      On September 13, 2000, we entered into an interest rate cap agreement with Bear Stearns Capital Markets, Inc. This agreement caps our one-month LIBOR base at 7% per annum on a notional amount of $50.0 million through October 12, 2001. The fair market value of this agreement as of September 30, 2000 was $20,000.

      Based on our variable rate debt balances during the nine months ended September 30, 2000, our interest expense would have increased $1.0 million if interest rates were 1% higher.

PART II

Item 1. Legal Proceedings

      We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 2. Changes in Securities

a.    N/A

b.    N/A

c. On September 28, 2000, Constellation Real Estate, Inc. converted 984,307 Series A Preferred Shares into 1,845,378 Common Shares. The issuance of these Common Shares was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

      EXHIBIT
        NO.                                DESCRIPTION
      -------   ----------------------------------------------------------------

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

      EXHIBIT
        NO.                                DESCRIPTION
      -------   ----------------------------------------------------------------

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

      4.4.3 Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed with the Company's Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).

      4.4.4 Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 29, 2000 (filed with the Company's Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).

      EXHIBIT
        NO.                                DESCRIPTION
      -------   ----------------------------------------------------------------

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

      10.12.2 Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive

      EXHIBIT
        NO.                                DESCRIPTION
      -------   ----------------------------------------------------------------

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

      10.23.1 Lease Agreement, dated September 28,1998, between St. Barnabas Limited Partnership

      EXHIBIT
        NO.                                DESCRIPTION
      -------   ----------------------------------------------------------------

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

                                       CORPORATE OFFICE PROPERTIES TRUST


Date: November 13, 2000                By: /s/ Randall M. Griffin
                                           -------------------------------------
                                           Randall M. Griffin
                                           President and Chief Operating Officer


Date: November 13, 2000                By: /s/ Roger A. Waesche, Jr.
                                           -------------------------------------
                                           Roger A. Waesche, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer