Form 10-K
period 2000-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2001-03-22
CIK 860546

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2000
                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                MARYLAND                                  23-2947217
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

   8815 CENTRE PARK DRIVE, SUITE 400
              COLUMBIA, MD                                   21045
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (410) 730-9092

                    ----------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           (Name of Exchange
              (Title of Each Class)                        on Which Registered)
COMMON SHARE OF BENEFICIAL INTEREST, $0.01 PAR VALUE     NEW YORK STOCK EXCHANGE

SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARE           NEW YORK STOCK EXCHANGE
   OF BENEFICIAL INTEREST, $0.01 PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the (1) registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $99,996,000 based on the closing price of such Shares on the New York Stock Exchange on March 19, 2001. At March 19, 2001, 20,426,437 shares of the Registrant's Common Shares of Beneficial Interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2000 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                Table of Contents


                                    Form 10-K



PART I

    ITEM 1.     BUSINESS.....................................................................3
    ITEM 2.     PROPERTIES..................................................................13
    ITEM 3.     LEGAL PROCEEDINGS...........................................................18
    ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS........................18

PART II

    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.......19
    ITEM 6.     SELECTED FINANCIAL DATA TABLE...............................................19
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS...............................................................19
    ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................19
    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................19
    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE........................................................19

PART III

    ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT............................19
    ITEM 11.   EXECUTIVE COMPENSATION.......................................................19
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............19
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................19

PART IV

    ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............19


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

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

      GENERAL. We are a fully-integrated and self-managed real estate investment trust ("REIT") that focuses principally on the ownership, management, leasing, acquisition and development of suburban office buildings located in select submarkets in the Mid-Atlantic region of the United States. As of December 31, 2000, we:

o owned 83 office properties in Maryland, Pennsylvania and New Jersey containing approximately 6.5 million rentable square feet;
o     achieved a 97% occupancy rate on our properties;
o had construction underway on three new buildings totaling approximately 301,000 square feet that were 23% pre-leased and owned a 50% interest in joint ventures constructing two additional new buildings totaling approximately 268,000 square feet that were 79% pre-leased;
o had development underway on two land parcels on which we plan to construct two new buildings; and
o owned options to purchase 73 acres of land contiguous to certain of our office properties from related parties.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P., a Delaware limited partnership, for which we are the managing general partner. Our Operating Partnership owns real estate both directly and through subsidiaries. Interests in our Operating Partnership are in the form of Common and Preferred Units. As of December 31, 2000, we owned approximately 66% of the outstanding Common Units and approximately 55% of the outstanding Preferred Units. The remaining Common and Preferred Units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

        The Operating Partnership also owned the principal economic interest and, collectively with our Chief Executive Officer and Chief Operating Officer, 49.5% of the voting stock of Corporate Office Management, Inc. ("COMI") at December 31, 2000. COMI provided us with asset management and managerial, financial and legal support from September 1998 through December 2000. On January 1, 2001, the Operating Partnership acquired all of the stock in COMI that it did not previously own and all of COMI's employees became employees of the Operating Partnership. COMI has three subsidiaries: Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin
G. Knott and Associates, LLC ("MGK"). CRM manages our properties and also provides corporate facilities management for third parties. CDS provides construction and development services predominantly to us. MGK provides heating and air conditioning installation, maintenance and repair services. COMI owns 100% of CRM and CDS and 80% of MGK.

        We believe that we are organized and have operated in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute to its shareholders at least 90% of its annual taxable income (excluding net capital gains).

        Our executive offices are located at 8815 Centre Park Drive, Suite 400, Columbia, Maryland 21045 and our telephone number is (410) 730-9092.

SIGNIFICANT 2000 DEVELOPMENTS

        During 2000, we acquired two suburban office properties. A summary of these acquisitions follows (dollars in thousands):


                                                               Number
                                                                 of        Total Rentable    Initial
Project Name              Location      Date of Acquisition   Buildings      Square Feet       Cost
------------              --------      -------------------   ---------      -----------       ----
7240 Parkway Drive       Hanover, MD          4/18/00              1            73,500        $7,464
9140 Route 108           Columbia, MD        12/14/00              1           150,000         7,149

        During 2000, we also acquired seven parcels of land that are contiguous to certain of our operating properties.

        During 2000, we completed the construction of five office buildings totaling 380,760 square feet. The office buildings are located in Annapolis Junction, Maryland, Linthicum, Maryland, South Brunswick, New Jersey and Harrisburg, Pennsylvania. Costs incurred on these properties through December 31, 2000 totaled $46.5 million. As of December 31, 2000, we had construction underway on three new buildings, development underway on two parcels of land and had an investment in joint ventures constructing two additional new buildings. We also had an investment in an unconsolidated real estate joint venture engaged in development activities on a parcel of land.

        We sold three properties during 2000 for $11.6 million, generating net proceeds after property level debt repayments and transaction costs of $4.3 million. A summary of these sales follows (dollars in thousands):


                                      Property Type      Date of      Total Rentable      Sales
 Project Name        Location            Type(1)          Sale         Square Feet        Price
 ------------        --------            -------          ----         -----------        -----
Minot Retail         Minot, ND              R            6/19/00          46,134          $2,970
Tred Avon            Easton, MD             R           11/10/00         149,191           5,800
3 Centre Drive       Cranbury, NJ           O           12/28/00          20,436           2,790

(1)   "R" indicates retail property; "O" indicates office property.

        A summary of our significant financing activities during 2000 follows:

o     we received $43.3 million in borrowings from new mortgage loans payable,
o     we obtained $49.9 million in new construction loan commitments,
o we purchased interest rate cap contracts that limit LIBOR interest rates to rates ranging from 7.0% to 7.7% over terms expiring between October 2001 and May 2002 on a total of $125.0 million,
o we entered into an interest rate swap contract that fixes our one-month LIBOR interest rate base to 5.76% per annum on a notional amount of $100.0 million until January 2003, and
o we initiated our share repurchase program by acquiring 166,600 of our Common Shares of beneficial interest ("Common Shares").

SUBSEQUENT EVENT

               In January 2001, we issued 544,000 Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest ("Series D Preferred Shares") to a foreign trust at a price of $22.00 per share for proceeds totaling $12.0 million. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after January 25, 2006. These shares are also convertible on or after January 1, 2004 into Common Shares on the basis of 2.2 Common Shares for each Series D Preferred Share. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $1.00 per share, which is equal to 4% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 544,000 Series D Preferred Units. The Series D Preferred Units carry terms that are substantially the same as the Series D Preferred Shares. The Operating Partnership used most of the proceeds to pay down our revolving credit facility with Deutsche Banc Alex. Brown.

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

        GEOGRAPHIC AND SUBMARKET FOCUS. We focus on operating in select, demographically strong and growing markets within the Mid-Atlantic region of the United States, where we believe we can achieve the critical mass necessary to maximize management efficiencies, operating synergies, tenant services and competitive advantages through our acquisition, property management and development programs. By focusing within specific submarkets where our management has extensive experience and market knowledge, we believe we can achieve submarket prominence that will lead to better operating results.

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

        TENANT SERVICES. Our investment in COMI and its subsidiaries has played a vital role in maintaining our high levels of tenant satisfaction and retention. We believe that further expanding our tenant service capabilities will continue to contribute positively to the operations of our properties and become an additional source of revenue and earnings.

        INTERNAL GROWTH STRATEGIES. We aggressively manage our portfolio to maximize the operating performance of each property through: (i) proactive property management and leasing, (ii) achieving operating efficiencies through increasing economies of scale, (iii) renewing tenant leases and re-tenanting at increased rents where market conditions permit, and (iv) expanding our tenant and real estate service capabilities. These strategies are designed to promote tenant satisfaction, resulting in tenant retention and the attraction of new tenants.

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

MORTGAGE LOANS PAYABLE

        For information relating to future maturities of our mortgage loans payable, you should refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

INDUSTRY SEGMENTS

        We have four segments: Baltimore/Washington Corridor office, Greater Philadelphia office, Northern/Central New Jersey office and Greater Harrisburg office. For information relating to these segments, you should refer to Note 14 of our Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

EMPLOYEES

        We, together with COMI and its subsidiaries, employed 150 persons as of December 31, 2000.


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

RISK FACTORS

        Before you invest in our securities, you should be aware that there are various risks. We have described for you below some of the risks involved in investing in our securities. A word of caution: the list below is not a complete list. You should carefully consider each of these factors and all of the information in this Form 10-K and its Exhibits, including Exhibit 13.1 which sets forth portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2000.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY

        GENERALLY. We earn income from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means our costs will not necessarily decline even if our revenues do. Also, our operating costs may increase while our revenues do not.

        For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other tenant-related costs for which we may not receive increased rents. We also make building-related capital improvements for which tenants may not reimburse us.

        If our properties do not generate income sufficient to meet our operating expenses and capital costs, we may have to borrow additional amounts to cover these costs. In such circumstances, we would likely have lower profits or possibly incur losses. We may also find in such circumstances that we are unable to borrow to cover such costs. Moreover, there may be less or no cash available for distributions to our shareholders.

        WE RELY ON A FEW TENANTS FOR MOST OF OUR REVENUE. As of December 31, 2000, ten tenants accounted for 42.5% of our annualized office rents. Two of these tenants accounted for approximately 21.1% of our total annualized office rents. Our largest tenant is the United States Federal government, two agencies of which lease space in 13 of our office properties. These leases represented approximately 14.2% of our total annualized office rents as of December 31, 2000. Generally, these government leases provide for one-year terms or provide for early termination rights. The government may terminate its leases if, among other reasons, the Congress of the United States fails to provide funding. The Congress of the United States has appropriated funds for these leases through September of 2001. The second largest tenant, Unisys Corporation, represented 6.9% of our total annualized office rents as of December 31, 2000 and 9.8% of our 2000 net operating income since Unisys pays all of its property operating expenses directly. Unisys occupies space in three of our office properties. If either the Federal government or Unisys fails to make rental payments to us, or if the Federal government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, our financial performance and ability to make expected distributions to shareholders would be materially adversely affected.

        WE DEPEND ON THE FINANCIAL HEALTH OF OUR TENANTS. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As previously discussed, we also rely on a few major tenants for a large percentage of our total revenue. If one of our major tenants or a number of our smaller tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, our financial performance and ability to make expected distributions to shareholders could be materially adversely affected.

      OUR PROPERTIES ARE LOCATED MAINLY IN ONE REGION -- THE MID-ATLANTIC. All of our properties are located in the Mid-Atlantic region of the United States and as of December 31, 2000, our office properties located in the Baltimore/Washington Corridor accounted for 65.1% of our annualized office rents. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or economic conditions generally in the Mid-Atlantic region or in the Baltimore/Washington Corridor could have a materially adverse affect on our operations and financial position.

        OUR LEASE RENEWALS POSE UNCERTAINTIES. When leases expire at our properties, our tenants may not renew or may renew but on terms less favorable to us than the terms of the original lease. As of December 31, 2000, our scheduled lease expirations, as a percentage of total annualized rents, for the next five calendar years were:

                   2001             10.0%
                   2002             15.9%
                   2003             16.2%
                   2004             10.4%
                   2005             10.5%

        If a tenant leaves, we can expect to incur a vacancy for some period of time as well as higher capital costs than if a tenant renews. In either case, our financial performance and ability to make expected distributions to our shareholders could be adversely affected.

        COMPETITION MAY CAUSE DIFFICULTY IN OUR LEASING ACTIVITY. The commercial real estate market is highly competitive. Numerous commercial properties compete for tenants with our properties and our competitors are building additional properties in the markets in which our properties are located. Some of these competing properties may be newer or have more desirable locations than our properties. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space at our properties and we may be forced to lower the rents we charge on new leases to compete effectively.

        COMPETITION MAY CAUSE DIFFICULTY IN OUR STRATEGY OF ACQUIRING NEW PROPERTY. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the amount of properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover. The operating performance of our property acquisitions may also fall short of our expectations which could adversely affect our financial performance.

        OUR DEVELOPMENT AND CONSTRUCTION ACTIVITIES POSE CERTAIN RISKS. Although the majority of our investments are in currently leased properties, we also develop and construct properties, including some which are not fully pre-leased. When we develop and construct properties, we run the risks that actual costs will exceed our budgets, that we will experience construction or development delays and that projected leasing will not occur, all of which could adversely affect our financial performance and ability to make expected distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

        WE ARE SUBJECT TO POSSIBLE ENVIRONMENTAL LIABILITIES. We are subject to various Federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. These costs could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons. Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability whether or not the facility is or ever was owned or operated by such person.

        WE CANNOT SELL OUR PROPERTIES QUICKLY. Equity real estate investments like our properties are relatively difficult to sell and convert to cash quickly, especially if market conditions are poor. Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions. The Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired from the sellers using units in our Operating Partnership, we are restricted from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the consent of the sellers. Due to all of these factors, we may be unable to sell a property at an advantageous time.

        WE ARE SUBJECT TO OTHER POSSIBLE LIABILITIES. Our properties may be subject to other risks related to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property which is damaged by a fire or other catastrophic event. The occurrence of any of these events could adversely impact our financial position, cash flows and ability to make distributions to shareholders.

WE MAY INCUR PROBLEMS WITH OUR REAL ESTATE FINANCING

        Our strategy is to operate with higher debt levels than most other REITs. Our organizational documents do not limit the amount of indebtedness that we may incur. However, these high debt levels could make it difficult to obtain additional financing when required. Most of our properties have been mortgaged to collateralize indebtedness. In addition, we will rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.

        As of December 31, 2000, our total outstanding debt was $474.3 million. Our debt to total market capitalization ratio was 57.3% based upon the closing per share market price for the Common Shares of $9.9375 on December 31, 2000. Total market capitalization is the sum of total debt plus the value of all outstanding Common Shares and Common Units at such market price and the total Preferred Shares and Preferred Units at their liquidation value.

        Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT. We are also subject to the risks that:

o We may not be able to refinance our existing indebtedness, or refinance on terms as favorable as the terms of our existing indebtedness;

o Certain debt agreements of our Operating Partnership could restrict the ability of our Operating Partnership to make cash distributions to us, which could result in reduced distributions to our shareholders or the need to incur additional debt to fund distributions; and

o If we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants appearing in certain of our mortgage loans, our lenders could foreclose on our properties securing such debt and in some cases other properties and assets which we own. A number of our loans are cross-collateralized, which means that separate groups of properties from our portfolio secure each of these loans. More importantly, almost all of our loans are cross-defaulted, which means that failure to pay interest or principal on any of our loans will create a default on certain of our other loans. Any foreclosure of our properties would result in loss of income and asset value which would negatively impact our financial condition and results of operations. In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, the lender may require payment from our other assets.

        As of December 31, 2000, approximately 57.5% of our total debt had adjustable interest rates. Consequently, if short term interest rates were to rise, our debt service payments would increase, which would lower our net income and could decrease our distributions to our shareholders. As of December 31, 2000, we had three interest rate caps with Bear Stearns Capital Markets, Inc. and one interest rate swap agreement with Deutsche Banc Alex. Brown to reduce the impact of interest rate changes. Decreases in interest rates would result in increased interest expense payments due under the interest rate swap agreement and could result in the Company's management deciding to make a payment to unwind the agreement.

        We must refinance our mortgage debt in the future. As of December 31, 2000, our scheduled debt payments over the next five calendar years, including maturities, are as follows:

              2001           $237,900   (1)
              2002             37,771   (2)
              2003              3,924
              2004             29,771
              2005             24,051

(1) Includes $100.0 million maturity in October that may be extended for a one-year period, subject to certain conditions. Also includes an $8.9 million maturity in October that may be extended for a one-year term, subject to certain conditions, and a $4.8 million maturity in February that was extended for a two-year period.

(2) Includes $10.0 million maturity in March and $6.1 million in maturities in July that may be extended for one-year terms, subject to certain conditions.

      Our operations would not generate enough cash flow to repay some or all of this debt without additional borrowings or new equity investment. If we cannot refinance, extend the debt due dates, or raise additional equity prior to the date when our debt matures, we would default on our existing debt.

THE LEVEL OF OUR SHAREHOLDER DISTRIBUTIONS COULD DECLINE

        We intend to make regular quarterly cash distributions to our shareholders. However, distribution levels depend on a number of factors, some of which are beyond our control.

        Our loan agreements contain provisions which could restrict future distributions. Our ability to sustain our current distribution level also will be dependent, in part, on other matters including continued property occupancy and profitability of tenants, the amount of future capital expenditures and expenses relating to our properties, the level of leasing activity and future rental rates, the strength of the commercial real estate market, competition, the costs of compliance with environmental and other laws, our corporate overhead levels, the amount of uninsured losses and our decisions whether to reinvest rather than distribute available cash.

        In addition, we can make distributions to the holders of our Common Shares only after we make preferential distributions to the holders of our Series A Convertible Preferred Shares of beneficial interest ("Series A Preferred Shares"), Series B Cumulative Redeemable Preferred Shares of beneficial interest ("Series B Preferred Shares") and Series D Preferred Shares. We also would likely have to make prior distributions to third party holders of the Series C Preferred Units in our Operating Partnership ("Series C Preferred Units"). For information relating to our Series A and B Preferred Shares, Series D Preferred Shares and Series C Preferred Units, you should refer to Notes 9, 3 and 18 to the Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

A THIRD PARTY COULD HAVE DIFFICULTY IN SEEKING TO ACQUIRE CONTROL OF US

        CONSTELLATION'S COMMON SHARE OWNERSHIP AND OUR OWNERSHIP LIMITS ARE IMPORTANT FACTORS. As of December 31, 2000, Constellation Real Estate, Inc. and its affiliates own approximately 43% of our outstanding Common Shares. Under our charter, two-thirds of the outstanding Common Shares must approve a merger, a sale of substantially all our assets, any amendment to our charter, the removal of a Trustee and the termination of COPT. Because Constellation Real Estate, Inc. and its affiliates own more than one-third of our voting shares, they have the ability to veto any of those transactions, which could make it more difficult for any third party to acquire control of us. Such change of control could involve a premium over the market price for the Common Shares or other attributes that the shareholders may consider desirable. In addition, our charter limits ownership of our Common Shares by any single shareholder to 9.8% of the number of the outstanding Common Shares or 9.8% of the value of the outstanding Common Shares. We call these restrictions the "Ownership Limit." Our charter allows our Board of Trustees to exempt shareholders from the Ownership Limit, and the Board has exempted Constellation Real Estate, Inc. and its affiliates and the foreign trust owning all of our Series D Preferred Shares from the Ownership Limit.

        OUR CHARTER PROVIDES OTHER POTENTIAL DEFENSES. Subject to the requirements of the New York Stock Exchange, the Board of Trustees has the authority without shareholder approval to issue additional securities of COPT on terms that could delay, defer or prevent a change in control of COPT. In addition, our Board has the authority to reclassify any of our unissued Common Shares into Preferred Shares. The Board may issue Preferred Shares with such preferences, rights, powers and restrictions as the Board may determine.

        Our Board is divided into three classes of Trustees. The term of one class of the Trustees will expire each year, at which time a successor class is elected for a three-year term. Such staggered three-year terms make it more difficult for a third party to acquire control of us.

        THE MARYLAND BUSINESS STATUTES ALSO IMPOSE POTENTIAL RESTRICTIONS. Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Our Bylaws exempt us from such laws, but our Board of Trustees can change our Bylaws at any time to make these provisions applicable to us.

WE AND OUR SHAREHOLDERS ARE SUBJECT TO CERTAIN TAX RISKS

         OUR FAILURE TO QUALIFY AS A REIT WOULD HAVE ADVERSE TAX CONSEQUENCES. We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding capital gains (95% prior to January 1, 2001). The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible for us to remain qualified as a REIT.

        If we fail to qualify as a REIT, we would be subject to Federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. This would likely have a significant adverse effect on the value of our securities and would impair our ability to raise capital. In addition, we would no longer be required to make any distributions to our shareholders.

        WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS. As a REIT, we must distribute 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

        COMI AND ITS SUBSIDIARIES ARE SUBJECT TO INCOME TAXES. Effective January 1, 2001, REITs are permitted to own 100% investments in the stock of a taxable REIT subsidiary ("TRS"). TRSs can provide services to REIT tenants and others without adversely impacting the income requirements to which REITs are subject. We have elected to have COMI treated as a TRS effective January 1, 2001. The taxable income of COMI is subject to Federal, state and local income taxes at regular corporate rates.

        WE ARE ALSO SUBJECT TO OTHER TAX LIABILITIES. Even if we qualify as a REIT, we may be subject to certain Federal, state and local taxes on our income and property. Any such taxes would reduce our operating cash flow.

A NUMBER OF FACTORS COULD CAUSE OUR SECURITY PRICES TO DECLINE

        As is the case with any publicly traded securities, certain factors outside of our control could influence the value of our Common and Preferred Shares. These conditions include, but are not limited to: market perception of REITs in general; market perception of office REITs; market perception of REITs relative to other investment opportunities; the level of institutional investor interest in our Company; general economic and business conditions; interest rates; and market perception of our financial condition, performance, dividends and growth potential.

        The average daily trading volume of our Common Shares during 2000 was approximately 18,000 shares and the average trading volume of our Series B Preferred Shares is generally insignificant. As a result, the appearance of a significant number of shares on the market for sale in a short period of time could lead to a decrease in the market price of such shares. Such additional shares on the market could occur in a number of ways, including the following:

o     We could issue additional Common or Preferred Shares.
o At December 31, 2000, there were Common and Preferred Units in our Operating Partnership not owned by us that could be exchanged for 11,808,208 of our Common Shares.
o We have a number of shareholders each holding large numbers of shares. Any of these major shareholders could decide to sell some or all of their shares.
o A large number of our smaller shareholders may independently decide to sell their positions in our Common or Preferred Shares in a short period of time.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH

        As a REIT, we must distribute 90% of our annual taxable income. Due to these requirements, we will not be able to fund our acquisitions, construction and development activities using cash flow from operations. Our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new loans, equity issuances of Common Shares, Preferred Shares, Common Units, Preferred Units or joint venture funding. Such capital may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and additional equity offerings may result in substantial dilution of our shareholders' interests.

CERTAIN OFFICERS AND TRUSTEES OF COPT HAVE POTENTIAL CONFLICTS OF INTEREST

        The Chairman of our Board, our Chief Executive Officer, and certain other officers own indirect interests in office properties and other real estate assets in which we have an interest. The interests of these persons may give rise to certain conflicts of interest concerning the fulfillment of their responsibilities as our officers and Trustees. We have adopted certain policies designed to minimize conflicts of interest. We cannot assure you, however, that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all shareholders of COPT. For example, the Chairman of our Board of Trustees and our Chief Executive Officer own a significant share of the units of our Operating Partnership. If our Operating Partnership sells or refinances certain of the properties that these officers contributed to the Operating Partnership, they could suffer adverse tax consequences. Therefore, they could oppose such a transaction.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

         We are dependent on the efforts of our Trustees and executive officers, including Jay Shidler, our Chairman of the Board of Trustees, Clay Hamlin, our Chief Executive Officer, and Rand Griffin, our President. The loss of any of their services could have an adverse effect on our operations. Although certain of our officers have entered into employment agreements with us, we cannot assure you that they will remain employed with us.

WE MAY CHANGE OUR POLICIES WITHOUT SHAREHOLDER APPROVAL

      Our Board of Trustees determines all of our policies, including our investment, financing and distribution policies. Although our Board of Trustees has no current plans to do so, it may amend or revise these policies at any time without a vote of our shareholders. Policy changes could adversely affect our financial condition, results of operations, the market price of the Common Shares or our ability to pay dividends or distributions.

ITEM 2. PROPERTIES

The following table provides certain information about our properties as of December 31, 2000:


                                                                  Percentage                         Percentage    Total Rental
                                        Year                        Occupied         Total            of Total      Revenue per
                                       Built/      Rentable           as of         Rental             Rental        Occupied
   Property Location                  Renovated  Square Feet      12/31/00(1)      Revenue(2)         Revenue(3)   Square Feet (4)
   -----------------                  ---------  -----------      -----------      ----------         ----------   ---------------
BALTIMORE/WASHINGTON CORRIDOR:
Annapolis Junction, MD
----------------------
2730 Hercules Road                        1990       240,336         100.00%        $4,890,030           4.64%        $20.35
132 National Business Parkway             2000       118,456         100.00%         2,475,589           2.35%         20.90

221 National Business Parkway             2000       117,890(5)      100.00%         1,983,722           1.88%         21.60
134 National Business Parkway             1999        93,482         100.00%         1,666,091           1.58%         17.82

133 National Business Parkway             1997        88,666         100.00%         1,822,346           1.73%         20.55

141 National Business Parkway             1990        86,964         100.00%         1,569,973           1.49%         18.05


135 National Business Parkway             1998        86,863         100.00%         1,741,973           1.65%         20.05
131 National Business Parkway             1990        68,906         100.00%         1,377,900           1.31%         20.00



Linthicum, MD
-------------
1306 Concourse Drive                      1990       113,837          97.46%         2,308,398           2.19%         20.81


900 Elkridge Landing Road                 1982        97,139         100.00%         1,652,369           1.57%         17.01

1199 Winterson Road                       1988        96,636         100.00%         1,534,245           1.45%         15.88
1302 Concourse Drive                      1996        84,607         100.00%         1,793,732           1.70%         21.20

881 Elkridge Landing Road                 1986        73,572         100.00%           866,280           0.82%         11.77
1099 Winterson Road                       1988        70,569          97.50%         1,195,118           1.13%         17.37
1190 Winterson Road                       1987        68,567         100.00%         1,175,232           1.11%         17.14


911 Elkridge Landing Road                 1985        68,297         100.00%         1,104,019           1.05%         16.16
849 International Drive                   1988        68,186         100.00%         1,320,214           1.25%         19.36



1201 Winterson Road                       1985        67,903         100.00%           736,892           0.70%         10.85
999 Corporate Boulevard                   2000        67,351         100.00%         1,387,039           1.31%         20.59

930 International Drive                   1986        57,140         100.00%           623,714           0.59%         10.92
900 International Drive                   1986        57,140         100.00%           688,872           0.65%         12.06
921 Elkridge Landing Road                 1983        54,057         100.00%           879,030           0.83%         16.26
939 Elkridge Landing Road                 1983        51,953         100.00%           823,951           0.78%         15.86



                                                Major Tenants
                                                 (10% or more
   Property Location                            Rentable Sq. Ft.)
   -----------------                            -----------------

BALTIMORE/WASHINGTON CORRIDOR:
Annapolis Junction, MD
----------------------
2730 Hercules Road                    U.S. Department of Defense (100%)
132 National Business Parkway         Ameritrade Holding Corporation (53%)
                                      Computer Sciences Corporation (47%)
221 National Business Parkway         General Dynamics Information Systems, Inc. (78%)
134 National Business Parkway         Booz Allen Hamilton (74%)
                                      Panacya, Inc. (26%)
133 National Business Parkway         Mentor Technologies (67%)
                                      Applied Signal Technology (33%)
141 National Business Parkway         ITT Industries (46%)
                                      Wang Government Services (20%)
                                      Harris Data Services Corporation (14%)
135 National Business Parkway         Credit Management Solutions, Inc. (82%)
131 National Business Parkway         TASC, Inc.  (38%)
                                      e.spire Communications, Inc. (35%)
                                      U.S. Department of Defense (15%)
                                      Intel Corporation (12%)
Linthicum, MD
-------------
1306 Concourse Drive                  PricewaterhouseCoopers (33%)
                                      AT&T Local Services (26%)
                                      Qwest Communications (13%)
900 Elkridge Landing Road             First Annapolis Consulting (51%)
                                      Booz Allen Hamilton (38%)
1199 Winterson Road                   U.S. Department of Defense (100%)
1302 Concourse Drive                  Lucent Technologies (31%)
                                      Aetna US Healthcare (23%)
881 Elkridge Landing Road             U.S. Department of Defense (100%)
1099 Winterson Road                   Preferred Health Network (63%)
1190 Winterson Road                   Commercial Credit Corp. (57%)
                                      U.S. Department of Defense (15%)
                                      Motorola, Inc. (14%)
911 Elkridge Landing Road             U.S. Department of Defense (100%)
849 International Drive               EMC Corporation (13%)
                                      Raytheon E-Systems, Inc. (11%)
                                      U.S. Department of Defense (11%)
                                      Dames & Moore (10%)
1201 Winterson Road                   Ciena Corporation (100%)
999 Corporate Boulevard               RAG American Coal Holding (71%)
                                      Ciena Corporation (29%)
930 International Drive               Ciena Corporation (100%)
900 International Drive               Ciena Corporation (100%)
921 Elkridge Landing Road             Aerotek, Inc.(100%)
939 Elkridge Landing Road             Agency Holding Company (68%)
                                      U.S. Department of Defense (24%)


                                                                  Percentage                         Percentage    Total Rental
                                        Year                        Occupied         Total            of Total      Revenue per
                                       Built/      Rentable           as of         Rental             Rental        Occupied
   Property Location                  Renovated  Square Feet      12/31/00(1)      Revenue(2)         Revenue(3)   Square Feet (4)
   -----------------                  ---------  -----------      -----------      ----------         ----------   ---------------

800 International Drive                   1988        50,979         100.00%           904,877           0.86%         17.75

Columbia, MD
------------
7200 Riverwood                            1986       160,000         100.00%         2,820,240           2.67%         17.63
9140 Rt. 108                            1974/1985    150,000         100.00%         1,200,072           1.14%          8.00
6940 Columbia Gateway Drive               1999       108,737         100.00%         2,369,052           2.25%         21.79



6950 Columbia Gateway Drive               1998       107,778         100.00%         2,257,695           2.14%         20.95
6750 Alexander Bell Drive                 2001             0(6)      100.00%           896,461           0.85%         25.43
6740 Alexander Bell Drive                 1992        61,878          83.81%         1,193,419           1.13%         23.01

8815 Centre Park Drive                    1987        53,782         100.00%         1,194,665           1.13%         22.21




6716 Alexander Bell Drive                 1990        51,980          95.63%           919,490           0.87%         18.50
6760 Alexander Bell Drive                 1991        37,248         100.00%           782,030           0.74%         21.00

Hanover, MD
-----------
7467 Ridge Road                           1990        73,756         100.00%         1,684,075           1.60%         22.83

7240 Parkway Drive                        1985        73,500          98.28%         1,342,055           1.27%         18.58

7318 Parkway Drive                        1984        59,204         100.00%           754,981           0.72%         12.75
1340 Ashton Road                          1989        46,400         100.00%           598,668           0.57%         12.90
7321 Parkway Drive                        1984        39,822         100.00%           657,063           0.62%         16.50
1334 Ashton Road                          1989        37,565         100.00%           596,434           0.57%         15.88

1331 Ashton Road                          1989        29,936         100.00%           464,161           0.44%         15.51

1350 Dorsey Road                          1989        19,992          90.29%           280,821           0.27%         15.56



1344 Ashton Road                          1989        16,865         100.00%           399,162           0.38%         23.67




1341 Ashton Road                          1989        15,841         100.00%           242,664           0.23%         15.32

1343 Ashton Road                          1989         9,962         100.00%           131,208           0.12%         13.17

Laurel, MD
----------
14502 Greenview Drive                     1988        71,873         100.00%         1,341,855           1.27%         18.67


14504 Greenview Drive                     1985        69,194          98.07%         1,266,408           1.20%         18.66






                                               Major Tenants
                                                (10% or more
   Property Location                           Rentable Sq. Ft.)
   -----------------                           -----------------

800 International Drive              Raytheon E-Systems, Inc. (100%)

Columbia, MD
------------
7200 Riverwood                       U.S. Department of Defense (100%)
9140 Rt. 108                         Honeywell International (100%)
6940 Columbia Gateway Drive          Magellan Behavioral Health, Inc. (39%)
                                     Response Services Center (26%)
                                     Remedy Corporation (14%)
                                     Reliance Insurance (10%)
6950 Columbia Gateway Drive          Magellan Behavioral Health, Inc. (100%)
6750 Alexander Bell Drive            Sun Microsystems, Inc. (45%)
6740 Alexander Bell Drive            Johns Hopkins University (68%)
                                     Atmel Corporation (16%)
8815 Centre Park Drive               Corporate Office Management, Inc. (25%)
                                     Lipman, Frizzell and Mitchell (16%)
                                     Reap, Inc/REMAX (16%)
                                     Corporate Realty Management, LLC (13%)
                                     Copeland Associates, Inc. (10%)
6716 Alexander Bell Drive            Sun Microsystems, Inc. (87%)
6760 Alexander Bell Drive            Cadence Design Systems, Inc. (65%)

Hanover, MD
-----------
7467 Ridge Road                      Travelers Casualty and Surety (53%)
                                     Pro Object (25%)
7240 Parkway Drive                   National Data Payment System (47%)
                                     International Paper (12%)
7318 Parkway Drive                   U.S. Department of Defense (100%)
1340 Ashton Road                     Lockheed Martin Corporation (100%)
7321 Parkway Drive                   U.S. Department of Defense (100%)
1334 Ashton Road                     Science Applications International Corporation (60%)
                                     Merrill Corporation (37%)
1331 Ashton Road                     Booz Allen Hamilton (71%)
                                     Aerosol Monitoring (29%)
1350 Dorsey Road                     Aerotek, Inc. (23%)
                                     Noodles, Inc. (14%)
                                     Hunan Pagoda (12%)
                                     Electronic Systems USA (11%)
1344 Ashton Road                     Titan Systems (28%)
                                     Student Travel Services (23%)
                                     AMP Corporation (16%)
                                     Jani-King of Baltimore (14%)
                                     Citizens National Bank (12%)
1341 Ashton Road                     Supertots Childcare, Inc. (71%)
                                     Devereux Chesapeake Network (29%)
1343 Ashton Road                     Nauticus Corporation (100%)

Laurel, MD
----------
14502 Greenview Drive                iSky (20%)
                                     Greenman-Pedersen, Inc. (18%)
                                     LCC Telecom Management (11%)
14504 Greenview Drive                Great West Life & Annuity (17%)



                                                                  Percentage                         Percentage    Total Rental
                                        Year                        Occupied         Total            of Total      Revenue per
                                       Built/      Rentable           as of         Rental             Rental        Occupied
   Property Location                  Renovated  Square Feet      12/31/00(1)      Revenue(2)         Revenue(3)   Square Feet (4)
   -----------------                  ---------  -----------      -----------      ----------         ----------   ---------------




Timonium, MD
------------
9690 Deereco Road                         1988       133,702          85.15%         2,551,040           2.42%         22.41

375 W. Padonia Road                       1986       100,804         100.00%         1,589,563           1.51%         15.77

Oxon Hill, MD
-------------
6009 - 6011 Oxon Hill Road                1990       181,768          78.83%         2,897,049           2.75%         20.22

Baltimore, MD
-------------
1615 - 1629 Thames Street                 1989       103,683          96.43%         1,690,681           1.60%         16.91
                                                   ---------                       -----------          -----

TOTAL BALTIMORE/WASHINGTON CORRIDOR                3,864,766          97.84%       $68,642,618          65.08%        $18.11
                                                   ---------                       -----------          -----


GREATER PHILADELPHIA:
Blue Bell, PA
-------------
753 Jolly Road                         1960/92-94    419,472         100.00%      $  3,644,515           3.46%       $  8.69
785 Jolly Road                          1970/1996    219,065         100.00%         2,193,339           2.08%         10.01
760 Jolly Road                          1974/1994    208,854         100.00%         2,670,981           2.53%         12.79
751 Jolly Road                          1966/1991    112,958         100.00%           981,605           0.93%          8.69
                                                   ---------                       -----------          -----

TOTAL GREATER PHILADELPHIA                           960,349         100.00%      $  9,490,440           9.00%       $  9.88
                                                   ---------                       -----------          -----


GREATER HARRISBURG:
Harrisburg, PA
--------------
2605 Interstate Drive                     1990        84,268         100.00%      $  1,219,392           1.15%        $14.47

6345 Flank Drive                          1989        69,443         100.00%         1,120,377           1.05%         16.13



6340 Flank Drive                          1988        68,200         100.00%           724,253           0.69%         10.62

2601 Market Place                         1989        67,753          95.51%         1,153,377           1.09%         17.82


5035 Ritter Road                          1988        56,556         100.00%           733,365           0.70%         12.97
6400 Flank Drive                          1992        52,439         100.00%           745,234           0.71%         14.21


6360 Flank Drive                          1988        46,500          84.86%           535,359           0.51%         13.57




6385 Flank Drive                          1995        32,800         100.00%           470,178           0.45%         14.33






                                                Major Tenants
                                                 (10% or more
   Property Location                            Rentable Sq. Ft.)
   -----------------                            -----------------

                                      Laurel Consulting Group (16%)
                                      Moore USA (11%)
                                      Light Wave Communications (10%)

Timonium, MD
------------
9690 Deereco Road                     Fireman's Fund Insurance (24%)
                                      Verizon Wireless (11%)
375 W. Padonia Road                   Deutsche Bank Alex. Brown (84%)
                                      Riparius Corporation (13%)
Oxon Hill, MD
-------------
6009 - 6011 Oxon Hill Road            U.S. Department of Treasury (47%)
                                      NRL Federal Credit Union (10%)
Baltimore, MD
-------------
1615 - 1629 Thames Street             Johns Hopkins University (37%)
                                      Community of Science (18%)
                                      Listas (14%)
TOTAL BALTIMORE/WASHINGTON CORRIDOR



GREATER PHILADELPHIA:
Blue Bell, PA
-------------
753 Jolly Road                        Unisys (100%)
785 Jolly Road                        Unisys with 100% sublease to Merck
760 Jolly Road                        Unisys (100%)
751 Jolly Road                        Unisys (100%)


TOTAL GREATER PHILADELPHIA



GREATER HARRISBURG:
Harrisburg, PA
--------------
2605 Interstate Drive                 Commonwealth of Pennsylvania (56%)
                                      Health Central (38%)
6345 Flank Drive                      Allstate Insurance (30%)
                                      First Health Services (24%)
                                      Coventry Health Care (18%)
                                      LWN Enterprises (15%)
6340 Flank Drive                      Lancaster Lebanon (73%)
                                      Merkert Enterprises (27%)
2601 Market Place                     Penn State Geisinger Systems (37%)
                                      Duke Energy Operating Company (26%)
                                      Ernst & Young, LLP (26%)
5035 Ritter Road                      Commonwealth of Pennsylvania (81%)
6400 Flank Drive                      Pennsylvania Coalition Against Violence (51%)
                                      REM Organization (27%)
                                      Liberty Business Information (16%)
6360 Flank Drive                      Ikon Office Solutions, Inc. (22%)
                                      Computer Applications (20%)
                                      Sentage/Muth & Mumma (15%)
                                      Health Spectrum Medical (15%)

6385 Flank Drive                      Cowles Enthusiast Media (34%)
                                      Coventry Management Services (26%)
                                      Pitney Bowes, Inc. (21%)
                                      Orion Consulting (11%)



                                                                  Percentage                         Percentage    Total Rental
                                        Year                        Occupied         Total            of Total      Revenue per
                                       Built/      Rentable           as of         Rental             Rental        Occupied
   Property Location                  Renovated  Square Feet      12/31/00(1)      Revenue(2)         Revenue(3)   Square Feet (4)
   -----------------                  ---------  -----------      -----------      ----------         ----------   ---------------

6380 Flank Drive                          1991        32,000          59.76%           279,478           0.26%         14.61



6405 Flank Drive                          1991        32,000         100.00%           461,152           0.44%         14.41
5070 Ritter Road - Building A             1989        32,000          62.81%           334,818           0.32%         16.66
5070 Ritter Road - Building B             1989        28,000          95.88%           332,562           0.32%         12.39


95 Shannon Road                           1999        21,976         100.00%           325,456           0.31%         14.81
75 Shannon Road                           1999        20,887         100.00%           320,938           0.30%         15.37
6375 Flank Drive                          2000        19,783          71.31%           227,123           0.22%         16.10
85 Shannon Road                           1999        12,863         100.00%           190,496           0.18%         14.81
                                                   ---------                       -----------          -----

TOTAL GREATER HARRISBURG                             677,468          93.86%        $9,173,558           8.70%        $14.43
                                                   ---------                       -----------          -----



NORTHERN/CENTRAL NEW JERSEY:
South Brunswick, NJ
-------------------
431 Ridge Road                          1958/1998    170,000         100.00%        $3,432,839           3.26%         20.19
429 Ridge Road                          1966/1996    142,385         100.00%         2,705,071           2.56%         19.00
68 Culver Road                            2000        57,280         100.00%         1,221,782           1.16%         21.33
437 Ridge Road                          1962/1996     30,000         100.00%           636,496           0.60%         21.22

Cranbury, NJ
------------
19 Commerce                               1989        65,277         100.00%         1,338,179           1.27%         20.50
104 Interchange Plaza                     1990        47,677         100.00%         1,095,704           1.04%         22.98



101 Interchange Plaza                     1985        43,749            94.67%         993,311           0.94%         23.98




47 Commerce                             1992/1998     41,398         100.00%           478,940           0.45%         11.57
7 Centre Drive                            1989        19,466         100.00%           394,198           0.37%         20.25

8 Centre Drive                            1986        16,199           0.00%             -               0.00%          -
2 Centre Drive                            1989        16,132         100.00%           407,419           0.39%         25.26

Fairfield, NJ
-------------
695 Rt. 46                                1990       157,394          95.30%         3,157,526           2.99%         21.05



710 Rt. 46                                1985       101,791          59.47%         1,089,596           1.03%         18.00

Monmouth Junction, NJ
---------------------
4301 Route 1                              1986        61,300         100.00%         1,223,357           1.16%         19.96
                                                   ---------                       -----------          -----




                                                 Major Tenants
                                                  (10% or more
   Property Location                             Rentable Sq. Ft.)
   -----------------                             -----------------

6380 Flank Drive                       Myers & Stauffer (17%)
                                       Bell Atlantic Network (14%)
                                       Critical Care System (13%)
                                       U-Conn Technology USA, Inc. (10%)
6405 Flank Drive                       Cowles Enthusiast Media (100%)
5070 Ritter Road - Building A          Maryland Casualty Company (63%)
5070 Ritter Road - Building B          Vale National Training Center (63%)
                                       Pennsylvania Trauma System Foundation (18%)
                                       Paytime, Inc. (13%)
95 Shannon Road                        New World Pasta (100%)
75 Shannon Road                        McCormick, Taylor & Associates (100%)
6375 Flank Drive                       Orion Capital Companies, Inc. (71%)
85 Shannon Road                        New World Pasta (100%)


TOTAL GREATER HARRISBURG


NORTHERN/CENTRAL NEW JERSEY:
South Brunswick, NJ
-------------------
431 Ridge Road                         IBM with 100% sublease to AT&T Local Services
429 Ridge Road                         AT&T Local Services (100%)
68 Culver Road                         AT&T Local Services (100%)
437 Ridge Road                         IBM with 100% sublease to AT&T Local Services (100%)

Cranbury, NJ
------------
19 Commerce                            The Associated Press (100%)
104 Interchange Plaza                  Turner Construction Company (35%)
                                       Utica Mutual Insurance Company (15%)
                                       Laborer's International Union (13%)
                                       Lanier Worldwide (12%)
101 Interchange Plaza                  Ford Motor Credit Company (21%)
                                       CSX Transportation, Inc. (18%)
                                       Arquest, Inc. (16%)
                                       Middlesex County Improve. Authority (13%)
                                       Trans Union Corporation (11%)
47 Commerce                            Somfy Systems, Inc. (100%)
7 Centre Drive                         Compugen, Inc. (29%)
                                       Systems Freight (22%)
8 Centre Drive
2 Centre Drive                         Summit Bancorp (100%)

Fairfield, NJ
-------------
695 Rt. 46                             ADT Security Services, Inc. (26%)
                                       The Museum Company (16%)
                                       Chase Manhattan (15%)
                                       Dean Witter Reynolds (13%)
710 Rt. 46                             Continental Casualty Company (12%)
                                       Lincoln Financial Group (11%)
Monmouth Junction, NJ
---------------------
4301 Route 1                           Guest Supply, Inc. (45%)
                                       eCOM Server (16%)


                                                                  Percentage                         Percentage    Total Rental
                                        Year                        Occupied         Total            of Total      Revenue per
                                       Built/      Rentable           as of         Rental             Rental        Occupied
   Property Location                  Renovated  Square Feet      12/31/00(1)      Revenue(2)         Revenue(3)   Square Feet (4)
   -----------------                  ---------  -----------      -----------      ----------         ----------   ---------------



TOTAL NORTHERN/CENTRAL NEW JERSEY                    970,048          93.07%     $ 18,174,418           17.22%          $20.13
                                                   ---------                      -----------          ------

TOTAL OFFICE  PROPERTIES                           6,472,631          97.03%     $105,481,034          100.00%          $16.77
                                                   =========                     ============          ======


                                                  Major Tenants
                                                   (10% or more
   Property Location                              Rentable Sq. Ft.)
   -----------------                              -----------------
                                        Ikon Office Solutions (16%)
                                        NJ Foster Parents Association (10%)
TOTAL NORTHERN/CENTRAL NEW JERSEY

TOTAL OFFICE  PROPERTIES


(1) This percentage is based upon all leases signed and tenants occupying as of December 31, 2000.
(2) Total Rental Revenue is the monthly contractual base rent as of December 31, 2000 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.
(3) This percentage represents the individual property's rental revenue to our total revenue as of December 31, 2000.
(4) This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 2000.
(5) This property contains 26,051 square feet which was not delivered as of December 31, 2000 due to construction of initial tenant fit-out. Accordingly, occupancy has been measured on the 91,839 square feet delivered as of December 31, 2000 which is 100% occupied.
(6) This property under construction contains 78,460 square feet of which 35,248 was occupied and rent paying as of December 31, 2000. As substantial occupancy was not achieved for this property as of 12/31/00, this building is still considered under development. However, occupany ratios include the 35,248 square feet at 12/31/00.

       The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 2000, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

                    OFFICE LEASE EXPIRATION ANALYSIS BY YEAR


                                                                                                     Percentage      Total Rental
                                              Square                                 Total Rental     of Total        Revenue of
                                Number        Footage         Percentage of           Revenue of       Rental       Expiring Leases
              Year of         of Leases     of Leases        Total Occupied           Expiring        Revenue        per Occupied
           Expiration (1)      Expiring       Expiring         Square Feet            Leases (2)      Expiring        Square Foot
           --------------      --------       --------         -----------            ----------      --------        -----------

                2001               83           682,906            10.9%              $ 10,544           10.0%          $15.44
                2002               81           978,397            15.6%                16,777           15.9%           17.15
                2003               89           925,536            14.7%                17,107           16.2%           18.48
                2004               48           585,463             9.3%                11,006           10.4%           18.80
                2005               57           585,929             9.3%                11,125           10.5%           18.99
                2006                7           219,722             3.5%                 3,775            3.6%           17.18
                2007                7           188,326             3.0%                 2,938            2.8%           15.60
                2008                9           539,101             8.6%                10,440            9.9%           19.37
                2009               11         1,193,500            18.9%                13,477           12.8%           11.29
                2010                7           325,272             5.2%                 6,954            6.6%           21.38
                2015                1            65,277             1.0%                 1,338            1.3%           20.50
                                  ---         ---------           -----               --------          -----
Total/Weighted Avg.               400         6,289,429           100.0%              $105,481          100.0%          $17.31
                                  ===         =========           =====               ========          =====


(1) Many of our government leases are subject to certain early termination provisions which are customary to government leases. The year of lease expiration was computed assuming no exercise of such early termination rights.
(2) Total Rental Revenue is the monthly contractual base rent as of December 31, 2000 multiplied by 12 plus the estimated annualized expense reimbursements under existing office leases.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

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

        For the information required by Item 10, Item 11, Item 12 and Item 13, you should refer to our definitive proxy statement relating to the 2001 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as exhibits to this Form 10-K:

1. FINANCIAL STATEMENTS. Audited consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 2000 are included in Exhibit 13.1 to this Form 10-K and are incorporated by reference.

2. FINANCIAL STATEMENT SCHEDULE. Audited Schedule III - Real Estate and Accumulated Depreciation is included in Exhibit 13.2 to this Form 10-K and is incorporated by reference.

(b) We filed the following Current Reports on Form 8-K in the last quarter of the year ended December 31, 2000:

      Item 7 and Item 9 dated October 25, 2000 that was filed in connection with our release of earnings on October 25, 2000. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended September 30, 2000.

(C)   EXHIBITS. Refer to the Exhibit Index that follows.

Exhibit
  NO.                             DESCRIPTION
-------                           -----------

2.1.1 Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit A of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.1.2 First Amendment to Contribution Agreement, dated July 16, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.1.3 Second Amendment to Contribution Agreement, dated September 28, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

2.2 Service Company Asset Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit B of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

2.3 Contribution Agreement, dated February 24, 1999, between the Operating Partnership and John Parsinen, John D. Parsinen, Jr., Enterprise Nautical, Inc. and Vernon Beck (filed with the Company's Quarterly Report on Form 10-Q on May 14, 1999 and incorporated herein by reference).

2.4 Agreement to Sell Partnership Interests, dated August 12, 1999, between Gateway Shannon Development Corporation, Clay W. Hamlin, III and COPT Acquisitions, Inc. (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

2.5 Agreement of Purchase and Sale, dated July 21, 1999, between First Industrial Financing Partnership, L.P. and COPT Acquisitions, Inc. (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

2.6.1 Contract of Sale, dated August 9, 1999, between Jolly Acres Limited Partnership and the Operating Partnership (filed herewith).

2.6.2 Amendment to Contract of Sale, dated April 28, 2000, between Jolly Acres Limited Partnership and the Operating Partnership (filed herewith).

2.7 Contract of Sale, dated March 14, 2000, between Arbitrage Land Limited Partnership, Jolly Acres Limited Partnership and the Operating Partnership (filed herewith).

Exhibit
  NO.                             DESCRIPTION
-------                           -----------

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

4.6.1 Contribution Rights Agreement, dated June 23, 1999, between the Operating Partnership and United Properties Group, Incorporated (filed with the Company's Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

4.6.2 Contribution Agreement, dated December 21, 1999, between United Properties Group, Incorporated and COPT Acquisitions, Inc. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

4.7 Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed herewith).

Exhibit
  NO.                             DESCRIPTION
-------                           -----------

4.8 Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed herewith).

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

10.10.1 Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.10.2 Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company's Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

10.11 Stock Option Plan for Directors (filed with Royale Investments, Inc.'s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).

Exhibit
  NO.                             DESCRIPTION
-------                           -----------

10.12 Senior Secured Credit Agreement, dated October 13, 1997, (filed with the Company's Current Report on Form 8-K on October 29, 1997, and incorporated herein by reference).

10.13 Senior Secured Revolving Credit Agreement, dated May 28, 1998, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

10.14 Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.15 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.16 Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.17 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.18 Revolving Credit Agreement, dated December 29, 1999, between Corporate Office Properties, L.P. and Prudential Securities Credit Corp. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.19 Letter Agreement for Interest Rate Swap Transaction, dated December 26, 2000, between Corporate Office Properties, L.P. and Deutsche Bank AG (filed herewith).

10.20 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.21 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.22 Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.23 Project Consulting and Management Agreement, dated September 28, 1998, between Constellation Properties, Inc. and COMI (filed with the Company's Current Report on

Exhibit
  NO.                             DESCRIPTION
-------                           -----------

          Form 8-K on October 13, 1998 and incorporated herein by reference).

10.24 Agreement for Services, dated September 28, 1998, between the Company and Corporate Office Management, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.25.1 Lease Agreement, dated September 28,1998, between St. Barnabas Limited Partnership and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.25.2 Fourth Amendment to Agreement of Lease, dated June 12, 2000, between St. Barnabas, LLC and Constellation Real Estate, Inc. (filed herewith).

10.26.1 Lease Agreement, dated August 3, 1998, between Constellation Real Estate, Inc. and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.26.2 First Amendment to Lease, dated December 30, 1998, between Three Centre Park, LLC and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.27 Option agreement, dated March 1998, between Corporate Office Properties, L.P. and Blue Bell Land, L.P. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.28 Option agreement, dated March 1998, between Corporate Office Properties, L.P. and Comcourt Land, L.P. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.29 Option Agreement, dated September 28, 1998, between Jolly Acres Limited Partnership, Arbitrage Land Limited Partnership and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

13.1 Portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2000 (filed herewith).

13.2 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000 (filed herewith).

21.1      Subsidiaries of Registrant (filed herewith).

23.1      Consent of Independent Accountants (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CORPORATE OFFICE PROPERTIES TRUST


Date: March 22, 2001       By: /s/ Randall M. Griffin
                               -------------------------------------------------
                               Randall M. Griffin
                               President and Chief Operating Officer


Date: March 22, 2001       By: /s/ Roger A. Waesche, Jr.
                               -------------------------------------------------
                               Roger A. Waesche, Jr.
                               Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                      SIGNATURES                         TITLE                                       DATE
                      ----------                         -----                                       ----

/s/ Jay H. Shidler                         Chairman of the Board                                   MARCH 22, 2001
---------------------------------------    and Trustee
(Jay H. Shidler)

/s/ Clay W. Hamlin, III                    Chief Executive Officer and Trustee                     MARCH 22, 2001
---------------------------------------
(Clay W. Hamlin, III)

/s/ Randall M. Griffin                     President and Chief Operating Officer                   MARCH 22, 2001
---------------------------------------
(Randall M. Griffin)

/s/ Roger A. Waesche, Jr.                  Senior Vice President and Chief Financial Officer       MARCH 22, 2001
---------------------------------------
(Roger A. Waesche)

/s/ Betsy Z. Cohen                         Trustee                                                 MARCH 22, 2001
---------------------------------------
(Betsy Z. Cohen)

/s/ Kenneth D. Wethe                       Trustee                                                 MARCH 22, 2001
---------------------------------------
(Kenneth D. Wethe)

/s/ Robert L. Denton                       Trustee                                                 MARCH 22, 2001
---------------------------------------
(Robert L. Denton)

/s/ Kenneth S. Sweet, Jr.                  Trustee                                                 MARCH 22, 2001
---------------------------------------
(Kenneth S. Sweet, Jr.)

/s/ Steven D. Kesler                       Trustee                                                 MARCH 22, 2001
----------------------------------------
(Steven D. Kesler)

/s/ Edward A. Crooke                       Trustee                                                 MARCH 22, 2001
----------------------------------------
(Edward A. Crooke)