Form 10-Q
period 2001-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2001-05-14
CIK 860546

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

For the quarterly period ended   MARCH 31, 2001
                               -----------------

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934


For the transition period from                  to
                               -----------------  ----------------------------

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                               23-2947217
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

8815 CENTRE PARK DRIVE, SUITE 400, COLUMBIA MD              21045
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (410) 730-9092
                    ----------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes    No


On May 10, 2001, 20,601,037 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

===============================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                                       PAGE
                                                                                       ----
PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001
             (unaudited) and December 31, 2000                                           3
           Consolidated Statements of Operations for the
             three months ended March 31, 2001 and 2000 (unaudited)                      4
           Consolidated  Statements  of Cash Flows for the three
             months ended March 31, 2001 and 2000 (unaudited)                            5
           Notes to Consolidated Financial Statements                                    6

Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     19
Item 3: Quantitative and Qualitative Disclosures About Market Risk                      26

PART II: OTHER INFORMATION

Item 1: Legal Proceedings                                                               26
Item 2: Changes in Securities                                                           27
Item 3: Defaults Upon Senior Securities                                                 27
Item 4: Submission of Matters to a Vote of Security Holders                             27
Item 5: Other Information                                                               27
Item 6: Exhibits and Reports on Form 8-K                                                27

SIGNATURES                                                                              32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    March 31,         December 31,
                                                                                      2001               2000
                                                                                   (unaudited)
                                                                                   ------------       ------------
ASSETS
  Investment in real estate:
  Operating properties, net                                                        $    718,554       $    711,413
  Projects under construction or development                                             46,911             36,558
                                                                                   ------------       ------------
   Total commercial real estate properties, net                                         765,465            747,971
  Investments in and advances to unconsolidated real estate joint ventures                6,877              3,616
                                                                                   ------------       ------------
  Investment in real estate                                                             772,342            751,587
Cash and cash equivalents                                                                 3,806              4,981
Restricted cash                                                                           4,468              2,703
Accounts receivable, net                                                                  5,519              3,245
Investment in and advances to other unconsolidated entities                               2,159              6,124
Deferred rent receivable                                                                  9,335              8,644
Deferred charges, net                                                                    15,550             12,905
Prepaid and other assets                                                                  6,726              4,501
Furniture, fixtures and equipment, net                                                    1,807                147
                                                                                   ------------       ------------
TOTAL ASSETS                                                                       $    821,712       $    794,837
                                                                                   ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage and other loans payable                                                $    478,913       $    474,349
   Accounts payable and accrued expenses                                                 10,889             10,227
   Rents received in advance and security deposits                                        4,236              3,883
   Dividends and distributions payable                                                    7,203              7,090
   Fair value of derivatives                                                              1,993               --
  Other liabilities                                                                      10,243               --
                                                                                   ------------       ------------
Total liabilities                                                                       513,477            495,549
                                                                                   ------------       ------------
Minority interests:
   Preferred Units in the Operating Partnership                                          24,367             24,367
   Common Units in the Operating Partnership                                             79,792             81,069
   Other consolidated partnerships                                                          166                124
                                                                                   ------------       ------------
Total minority interests                                                                104,325            105,560
                                                                                   ------------       ------------
Commitments and contingencies (Note 14)
Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 shares authorized);
   1,025,000 designated as Series A Convertible Preferred Shares of
     beneficial interest (1 share issued)                                                   --                 --
   1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of
     beneficial interest (1,250,000 shares issued with an
     aggregate liquidation preference of $31,250)                                            13                 12
   544,000 designated as Series D Cumulative Convertible Redeemable Preferred
     Shares of beneficial interest (544,000 issued with an
     aggregate liquidation preference of $13,600 at March 31, 2001)                           5                --
   Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 20,595,537 at March 31, 2001 and
     20,575,936 at December 31, 2000)                                                       206                206
   Additional paid-in capital                                                           221,683            209,388
   Cumulative dividends in excess of net income                                         (12,222)           (11,064)
   Value of unearned restricted Common Share grants                                      (3,042)            (3,399)
   Treasury Shares, at cost (166,600 shares)                                             (1,415)            (1,415)
   Accumulated other comprehensive loss                                                  (1,318)              --
                                                                                   ------------       ------------
Total shareholders' equity                                                              203,910            193,728
                                                                                   ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $    821,712       $    794,837
                                                                                   ============       ============

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        For the three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            2001           2000
                                                                          --------       --------
Real Estate Operations:
Revenues
   Rental revenue                                                         $ 25,619       $ 21,906
   Tenant recoveries and other revenue                                       4,082          3,955
                                                                          --------       --------
     Revenue from real estate operations                                    29,701         25,861
                                                                          --------       --------
Expenses
   Property operating                                                        8,466          7,608
   Interest                                                                  8,194          6,934
   Amortization of deferred financing costs                                    383            306
   Depreciation and other amortization                                       4,900          3,873
                                                                          --------       --------
     Expenses from real estate operations                                   21,943         18,721
                                                                          --------       --------
Earnings from real estate operations before equity in income
   of unconsolidated real estate joint venture                               7,758          7,140
Equity in income of unconsolidated real estate joint venture                    30           --
                                                                          --------       --------
Earnings from real estate operations                                         7,788          7,140
                                                                          --------       --------
Service operations:
   Revenues                                                                  1,040           --
   Expenses                                                                 (1,369)          --
   Equity in income of unconsolidated Service Companies                       --               47
                                                                          --------       --------
Earnings (losses) from service operations                                     (329)            47
                                                                          --------       --------
General and administrative expense                                          (1,446)        (1,348)
                                                                          --------       --------
Income before minority interests, income taxes, extraordinary item
  and cumulative effect of accounting change                                 6,013          5,839
Minority interests:
  Common Units in the Operating Partnership                                 (1,556)        (1,634)
  Preferred Units in the Operating Partnership                                (572)          (548)
  Other consolidated entities                                                    4             (7)
                                                                          --------       --------
Income before income taxes, extraordinary item and cumulative
  effect of accounting change                                                3,889          3,650
Income tax benefit, net of minority interests                                   81           --
                                                                          --------       --------
Income before extraordinary item and cumulative effect
  of accounting change                                                       3,970          3,650
Extraordinary item-loss on early retirement of debt, net of
  minority interests                                                           (70)          --
                                                                          --------       --------
Income before cumulative effect of accounting change                         3,900          3,650
Cumulative effect of accounting change, net of minority interests             (174)          --
                                                                          --------       --------
NET INCOME                                                                   3,726          3,650
Preferred Share dividends                                                     (881)        (1,120)
                                                                          --------       --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                               $  2,845       $  2,530
                                                                          ========       ========
BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
     accounting change                                                    $   0.15       $   0.15
  Extraordinary item                                                          --             --
  Cumulative effect of accounting change                                     (0.01)          --
                                                                          --------       --------
  Net income                                                              $   0.14       $   0.15
                                                                          --------       --------
DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
     accounting change                                                    $   0.15       $   0.14
  Extraordinary item                                                          --             --
  Cumulative effect of accounting change                                     (0.01)          --
                                                                          --------       --------
  Net income                                                              $   0.14       $   0.14
                                                                          ========       ========

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                                          2001           2000
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  3,726       $  3,650
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                  2,040          2,189
       Depreciation and other amortization                                 5,047          3,873
       Amortization of deferred financing costs                              383            306
       Equity in income of unconsolidated entities                           (30)           (47)
       Extraordinary item - loss on early retirement of debt                 106           --
       Cumulative effect of accounting change                                263           --
       Increase in deferred rent receivable                                 (691)          (744)
       Increase in accounts receivable, restricted cash and
         prepaid and other assets                                         (2,217)          (697)
       Increase in accounts payable, accrued expenses, rents
         received in advance and security deposits                          (960)         2,970
       Other                                                                 198           --
                                                                        --------       --------
         Net cash provided by operating activities                         7,865         11,500
                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate
     properties                                                          (12,623)       (14,316)
   Investments in and advances to unconsolidated real estate
     joint ventures                                                       (3,231)          --
   Cash from acquisition of Service Companies                                568           --
   Investments in and advances to other unconsolidated entities             (564)          (685)
   Leasing commissions paid                                               (1,328)          (708)
   Other                                                                    (335)           (92)
                                                                        --------       --------
         Net cash used in investing activities                           (17,513)       (15,801)
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                         46,090         10,331
   Repayments of mortgage and other loans payable                        (41,566)          (845)
   Deferred financing costs paid                                          (1,013)          (331)
   Increase in other liabilities                                             633           --
   Purchase of Treasury Shares                                              --              (52)
   Net proceeds from issuance of Preferred Shares                         11,894           --
   Net proceeds from issuance of Common Shares                               424            119
   Net proceeds from issuance of share options                               148           --
   Dividends paid                                                         (4,771)        (4,384)
   Distributions paid                                                     (2,449)        (2,044)
   Other                                                                    (917)          --
                                                                        --------       --------
         Net cash provided by financing activities                         8,473          2,794
                                                                        --------       --------

Net decrease in cash and cash equivalents                                 (1,175)        (1,507)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                     4,981          2,376
                                                                        --------       --------
   End of period                                                        $  3,806       $    869
                                                                        ========       ========

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of March 31, 2001, our portfolio included 89 office properties, including five owned through a joint venture.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). Prior to January 1, 2001, the Operating Partnership owned the principal economic interest in COMI but only owned 1% of COMI's voting stock (see Note 7). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2001 follows:

                                                          % Owned by COPT
                                                          ---------------
     Common Units                                               66%
     Series A Preferred Units                                  100%
     Series B Preferred Units                                  100%
     Series C Preferred Units                                    0%
     Series D Preferred Units                                  100%

NOTE 2 BASIS OF PRESENTATION

     These notes to our interim financial statements highlight significant changes to the notes to the financial statements included in our 2000 Annual Report on Form 10-K. As a result, these notes to our interim financial statements should be read together with the financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

     We use three different accounting methods to report our investments in entities: the consolidation method, the equity method and the cost method.

CONSOLIDATION METHOD

     We use the consolidation method when we own the majority of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

     o    COPT;
     o    the Operating Partnership and its subsidiaries; and
     o    Corporate Office Properties Holdings, Inc. (we own 100%).

     The Service Companies became a consolidated subsidiary of the Operating Partnership effective January 1, 2001 (see Note 7). Prior to that date, we accounted for our investment in the Service Companies using the equity method of accounting (discussed below).

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

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     We make estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

     o our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements;
     o our disclosure of contingent assets and liabilities at the dates of the financial statements; and
     o our reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

     These estimates involve judgements with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

ACCOUNTING FOR CERTAIN REAL ESTATE JOINT VENTURES

     We contributed parcels of land into two real estate joint ventures. Each of these joint ventures are engaged in the construction of an office building. In exchange for the contributions of land, we received joint venture interests and $9.6 million in cash. In each case, we have an option to acquire the joint venture partners' interests for a pre-determined purchase price over a limited period of time. We account for our interests in these joint ventures as follows:

     o the costs associated with these land parcels at the time of their respective contributions are reported as projects under construction on our Consolidated Balance Sheets;
     o the cash received from these joint ventures in connection with the land contributions is reported as other liabilities on our Consolidated Balance Sheets. These liabilities are being accreted towards the pre-determined purchase price over the period in which we have an option to acquire the joint venture partners' interests. We also report interest expense in connection with the accretion of these liabilities; and
     o once construction of the buildings on these land parcels is complete and operations commence, we will begin reporting 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations.

     We do not report ongoing construction costs and debt activity for these projects relating to periods after the respective land contributions.

DERIVATIVES

     We are exposed to the effect of interest rate changes in the normal course of business. We use interest rate swap and interest rate cap agreements to reduce the impact of such interest rate changes. Interest rate differentials that arise under these contracts are recognized in interest expense over the life of the respective contracts. We do not use such derivatives for trading or speculative purposes. We also only enter into contracts with major financial institutions based upon their credit ratings and other risk factors.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". We adopted this standard beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet at fair value with the offset to:

     o the accumulated other comprehensive loss component of shareholders' equity ("AOCL"), net of the share attributable to minority interests, for any derivatives designated as cash flow hedges to the extent such derivatives are deemed effective;
     o other revenue or expense on our Statement of Operations for any derivatives designated as cash flow hedges to the extent such derivatives are deemed ineffective; or
     o other revenue or expense on our Statement of Operations for any derivatives designated as fair value hedges.

     We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.

     The following table sets forth derivative contracts we had in place as of March 31, 2001 and their respective fair market values ("FMV"):

                          Notional
    Nature of              Amount         One-Month     Effective  Expiration      FMV at
   Derivative           (in millions)     LIBOR base       Date        Date        3/31/01
   ----------           -------------     ----------    ---------  ----------     --------
Interest rate cap         $  50.0           7.70%        5/25/00      5/31/02      $     1
Interest rate cap            50.0           7.00%        9/13/00     10/13/01           --
Interest rate cap            25.0           7.00%       10/17/00     10/13/01           --
Interest rate swap          100.0           5.76%         1/2/01      1/2/03        (1,993)
                                                                                   -------
Total                                                                              $(1,992)
                                                                                   =======

     We have designated each of these derivatives as cash flow hedges. At March 31, 2001, the interest rate swap is effective while the interest rate caps are not effective. At adoption on January 1, 2001, we reduced AOCL and minority interests in total by $246 as a cumulative effect adjustment to recognize the net fair value of our interest rate swap contract on that date. We also recognized an unrealized loss of $263 ($174 net of minority interests' portion) on the book value associated with these derivatives at January 1, 2001; this loss is reported as a cumulative effect of an accounting change on our Consolidated Statements of Operations.

     During the three months ended March 31, 2001, we reduced AOCL and minority interests in total by an additional $1,747 to recognize the decrease in the fair value of the interest rate swap during that period. We also recognized an unrealized loss of $5 to recognize the change in the fair value of the interest rate caps; this loss is included in tenant recoveries and other revenue on the Consolidated Statements of Operations.

     Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next twelve months, we will reclassify to earnings an estimated $1.1 million of the balances held in AOCL and minority interests.

MINORITY INTERESTS

     As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. Our Operating Partnership also does not own 11% of one of its subsidiary partnerships. In addition, COMI does not own 20% of one of its subsidiaries. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities' net income not allocated to us.

EARNINGS PER SHARE ("EPS")

     We present both basic and diluted EPS. We compute basic EPS by dividing income available to common shareholders by the weighted-average number of Common Shares of beneficial interest ("Common Shares") outstanding during the period. Our computation of diluted EPS is similar except that:

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (dollars and shares in thousands, except per share data):

                                                           Three months ended March 31,
                                                           ----------------------------
                                                               2001            2000
                                                             --------       --------
Numerator:
Net income available to Common Shareholders                  $  2,845       $  2,530
Add: Cumulative effect of accounting change, net                  174           --
Add: Extraordinary item, net                                       70           --
                                                             --------       --------
Numerator for basic earnings per share before
   extraordinary item and cumulative effect of
   accounting change                                            3,089          2,530
Income on share options assumed converted                         (61)          --
Add: Series D Preferred Share dividends                           100           --
                                                             --------       --------
Numerator for diluted earnings per share before
   extraordinary item and cumulative effect of
   accounting change                                            3,128          2,530
Less: Extraordinary item, net                                     (70)          --
                                                             --------       --------
Numerator for diluted earnings per share for net income
   before cumulative effect of accounting change                3,058          2,530
Less: Cumulative effect of accounting change, net                (174)          --
                                                             --------       --------
Numerator for diluted earnings per share for net income      $  2,884       $  2,530
                                                             ========       ========
Denominator (all weighted averages):
Common Shares - basic                                          19,982         17,352
Assumed conversion of share options                               273             50
Assumed conversion of Common Unit warrants                       --              476
Conversion of Series D Preferred Shares                           878           --
                                                             --------       --------
Denominator for diluted earnings per share                     21,133         17,878
                                                             ========       ========
Basic earnings per Common Share
  Income before extraordinary item and cumulative
     effect of accounting change                             $   0.15       $   0.15
  Extraordinary loss                                             --             --
  Cumulative effect of accounting change                        (0.01)          --
                                                             --------       --------
  Net income                                                 $   0.14       $   0.15
                                                             ========       ========
Diluted earnings per Common Share
  Income before extraordinary item and cumulative
     effect of accounting change                             $   0.15       $   0.14
  Extraordinary item                                             --             --
  Cumulative affect of accounting change                        (0.01)          --
                                                             --------       --------
  Net income                                                 $   0.14       $   0.14
                                                             ========       ========

     Our diluted EPS computation for the three months ended March 31, 2001 only assumes conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") because conversions of Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in that period. Our diluted EPS computation for the three months ended March 31, 2000 only assumes conversion of share options and Common Unit Warrants because conversions of Series A Convertible Preferred Shares, Preferred Units and Common Units would increase diluted EPS in that period.

RECLASSIFICATION

     We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". We adopted this standard beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. See section above entitled "Derivatives" for further discussion on this pronouncement.

NOTE 4 COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:

                                        March 31,          December 31,
                                          2001                 2000
                                        ---------          ------------
Land                                    $ 140,620           $ 140,018
Buildings and improvements                615,586             604,666
                                        ---------           ---------
                                          756,206             744,684
Less: accumulated depreciation            (37,652)            (33,271)
                                        ---------           ---------
                                        $ 718,554           $ 711,413
                                        =========           =========

     Projects we had under construction/development consisted of the following:

                                 March 31,       December 31,
                                   2001              2000
                                 ---------       ------------
Land                              $24,683          $19,069
Construction in progress           22,228           17,489
                                  -------          -------
                                  $46,911          $36,558
                                  =======          =======

2001 CONSTRUCTION/DEVELOPMENT

     During the three months ended March 31, 2001, we completed the construction of one office building totaling 78,460 square feet. The building is located in the Baltimore/Washington Corridor.

     As of March 31, 2001, we also had construction underway on four new buildings and development underway on two parcels of land.

NOTE 5 INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURE

     On February 1, 2001, we acquired an 80% interest in MOR Montpelier LLC, a newly organized joint venture developing a parcel of land located in Columbia, Maryland.

     On March 7, 2001, we acquired a 40% interest in Airport Square Partners, LLC, a newly organized joint venture. On March 21, 2001, this joint venture acquired five office buildings located in the Baltimore/Washington Corridor for $33,617 using cash from member capital contributions and proceeds from a $25,000 mortgage loan payable. We are acting as guarantor for the payment of 25% of this mortgage loan payable, which amount is not to exceed $6,250.

     Our investment in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and included the following:

                                    March 31,       December 31,
                                      2001             2000
                                    ---------       ------------
Gateway 67, LLC                       $3,697          $3,616
Airport Square Partners, LLC           2,290            --
MOR Montpelier LLC                       890            --
                                      ------          ------
                                      $6,877          $3,616
                                      ======          ======

NOTE 6 ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $101 at March 31, 2001 and $74 at December 31, 2000.

NOTE 7 INVESTMENT IN AND ADVANCES TO OTHER UNCONSOLIDATED ENTITIES

     From September 1998 through December 2000, the Operating Partnership owned 95% of the capital stock in COMI, including 1% of the voting common stock. COMI provided us with asset management, managerial, financial and legal support during that time period. On January 1, 2001, we acquired all of the stock in COMI which we did not previously own for $26 and all of COMI's employees became employees of the Operating Partnership. We also elected to have COMI treated as a Taxable REIT Subsidiary under the REIT Moderization Act effective January 1, 2001.

     We accounted for our investment in COMI and its subsidiaries using the equity method of accounting through December 31, 2000. Since we own all of the voting interests in COMI and control its operations effective January 1, 2001, we began consolidating the accounts of COMI and its subsidiaries with our accounts on that date.

     On February 28, 2001, we acquired a 7.7% interest in Paragon Smart Technologies, LLC ("Paragon"), an entity that provides a wide range of computer consulting services to businesses. Paragon also provides broadband internet access and companion services to commercial real estate owners in the Baltimore/Washington Corridor. We account for our investment in Paragon using the equity method of accounting.

     Our investment in and advances to other unconsolidated entities included the following:

                                              March 31,      December 31,
                                                2001            2000
                                              ---------      ------------
Investment in MediTract, LLC                   $1,621          $1,621
Investment in Paragon                             538            --
Total investment in Service Companies            --             4,503(1)
                                               ------          ------
   Total                                       $2,159          $6,124
                                               ======          ======

(1) Our total investment in the Service Companies at December 31, 2000 included a $2,005 note receivable and $2,001 in advances receivable.

NOTE 8 DEFERRED CHARGES

     Deferred charges consisted of the following:

                                  March 31,         December 31,
                                    2001               2000
                                  ---------         ------------
Deferred leasing costs            $ 12,128           $ 10,800
Deferred financing costs             6,914              6,108
Deferred other                       1,975               --
                                  --------           --------
                                    21,017             16,908
Accumulated amortization            (5,467)            (4,003)
                                  --------           --------
Deferred charges, net             $ 15,550           $ 12,905
                                  ========           ========

NOTE 9 SHAREHOLDERS' EQUITY

     In January 2001, we issued 544,000 Series D Preferred Shares to a foreign trust at a price of $22.00 per share for proceeds totaling $11,968. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after January 25, 2006. These shares are also convertible by the holder on or after January 1, 2004 into Common Shares on the basis of 2.2 Common Shares for each Series D Preferred Share. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $1.00 per share, which is equal to 4% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 544,000 Series D Preferred Units. The Series D Preferred Units carry terms that are substantially the same as the Series D Preferred Shares.

     On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers. The forfeiture restrictions of specified percentages of these shares lapse annually through 2004 upon the Company's attainment of defined earnings or shareholder return growth targets. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 48,437 of these shares in 2001.

     We issued 19,601 Common Shares in connection with the exercise of share options in 2001.

     A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the three months ended March 31, 2001 follows:


Balance, December 31, 2000                                                            $  --
Cumulative effect adjustment on January 1, 2001 for unrealized loss on
  interest rate swap, net of minority interests                                          (163)
Unrealized loss on interest rate swap for three months ended March 31, 2001,
  net of minority interests                                                            (1,155)
                                                                                      -------
Balance, March 31, 2001                                                               $(1,318)
                                                                                      =======

NOTE 10  DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the three months ended March 31, 2001:


                                                                                      Dividend/
                                                                                     Distribution    Total
                                                                                         Per        Dividend/
                                      Record Date              Payable Date           Share/Unit   Distribution
                                      -----------              ------------          ------------- ------------
Series B Preferred Shares:
   Fourth Quarter 2000              December 29, 2000          January 16, 2001         $ 0.625      $  781
   First Quarter 2001               March 31, 2001             April 16, 2001           $ 0.625      $  781

Series D Preferred Shares:
   First Quarter 2001               March 31, 2001             April 16, 2001           $0.2222      $  121

Common Shares:
   Fourth Quarter 2000              December 29, 2000          January 16, 2001         $  0.20      $3,990
   First Quarter 2001               March 31, 2001             April 16, 2001           $  0.20      $4,003

Series C Preferred Units:
   Fourth Quarter 2000              December 29, 2000          January 16, 2001         $0.5625      $  572
   First Quarter 2001               March 31, 2001             April 16, 2001           $0.5625      $  572

Common Units:
   Fourth Quarter 2000              December 29, 2000          January 16, 2001         $  0.20      $1,878
   First Quarter 2001               March 31, 2001             April 16, 2001           $  0.20      $1,878

NOTE 11  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                               For the three months ended
                                                                        March 31,
                                                               ---------------------------
                                                                  2001            2000
                                                                  ----            ----
Supplemental schedule of non-cash investing and
financing activities:

Acquisition of Service Companies:
   Investments in and advances to other unconsolidated
     entities                                                    $(4,529)        $  --
   Restricted cash                                                     5            --
   Accounts receivable, net                                        2,005            --
   Deferred costs, net                                             1,537            --
   Prepaid and other assets                                        1,033            --
   Furniture, fixtures and equipment, net                          1,603            --
   Mortgage and other loans payable                                  (40)           --
   Accounts payable and accrued expenses                          (2,106)           --
   Rents received in advance and security deposits                   (20)           --
   Other liabilities                                                 (10)           --
   Minority interest                                                 (46)           --
                                                                 -------         -------
      Cash from acquisition of Service Companies                 $  (568)        $  --
                                                                 =======         =======
Debt assumed in connection with acquisitions                     $  --           $ 3,078
                                                                 =======         =======
Decrease in accrued capital improvements                         $  (348)        $(1,246)
                                                                 =======         =======
Reclassification of other liabilities from projects under
   construction or development (see Note 3)                      $ 9,600         $  --
                                                                 =======         =======
Dividends/distributions payable                                  $ 7,203         $ 6,768
                                                                 =======         =======
Book value of derivatives reclassified from deferred
   costs, net to fair value of derivatives                       $   268         $  --
                                                                 =======         =======
Decrease in fair value of derivatives applied to
   accumulated other comprehensive loss and minority
   interests                                                     $ 1,993         $  --
                                                                 =======         =======
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                 $  (197)        $  (600)
                                                                 =======         =======
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                               $  --           $ 6,965
                                                                 =======         =======

NOTE 12 INCOME TAXES

     Corporate Office Properties Trust elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to Federal income tax if we distribute at least 90% of our REIT taxable income to our shareholders and satisfy certain other requirements (see discussion below). If we fail to qualify as a REIT in any tax year, we will be subject to Federal income tax on our taxable income at regular corporate rates.

     In December 1999, legislation containing the REIT Modernization Act was signed into law. This law was effective January 1, 2001 and included the following changes:

     o REITs are now allowed to own up to 100% investments in the stock of a taxable REIT subsidiary ("TRS"), subject to certain restrictions relating to the size of such investments. TRSs can provide services to REIT tenants and others without adversely impacting the income requirements to which REITs are subject;

     o REITs are no longer able to enter into new arrangements to own more than 10% of the vote or value of the securities in a non-REIT C corporation unless such C corporation elects to be treated as a TRS; and

     o the percentage of REIT taxable income that REITs are required to distribute to shareholders was reduced from 95% to 90%.

     On January 1, 2001, we acquired all of the stock in COMI which we did not previously own. We also elected to have COMI treated as a TRS effective January 1, 2001. COMI is subject to Federal and state income taxes. COMI's provision for income tax benefit for the three months ended March 31, 2001 consisted of the following:

   Current
     Federal                            $ 97
     State                                21
                                        ----
                                         118
                                        ----
   Deferred
     Federal                               3
     State                                 1
                                        ----
                                           4
                                        ----
   Total                                $122
                                        ====

     Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation and compensation made in the form of contributions to a deferred nonqualified compensation plan.

     COMI's combined federal and state effective tax rate for the three months ended March 31, 2001 was approximately 40%.

NOTE 13 INFORMATION BY BUSINESS SEGMENT

     We have six segments: Baltimore/Washington Corridor office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office, retail and service operations. Our office properties represent our core-business. We manage our retail properties and service operations each as single segments since they are considered outside of our core-business.

     The table below reports segment financial information. Our retail and service operations segments are not separately reported since they do not meet the reporting thresholds. We measure the performance of our office property segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.

                                           Baltimore/                     Northern/
                                           Washington      Greater       Central New    Greater
                                            Corridor     Philadelphia      Jersey      Harrisburg
                                             Office        Office          Office        Office         Other        Total
                                           ----------    ------------    -----------   ----------      -------     --------
Three months ended March 31, 2001:
Revenues from real estate operations        $ 18,573      $  2,506        $  4,922      $  2,789      $    911      $ 29,701
Property operating expenses                    5,958            20           1,894           594          --           8,466
                                            --------      --------        --------      --------      --------      --------
Income from real estate operations          $ 12,615      $  2,486        $  3,028      $  2,195      $    911      $ 21,235
                                            ========      ========        ========      ========      ========      ========
Commercial real estate property
  expenditures                              $ 19,381      $    141        $  1,657      $    696      $   --        $ 21,875
                                            ========      ========        ========      ========      ========      ========
Segment assets at March 31, 2001            $493,589      $106,070        $119,849      $ 71,417      $ 30,787      $821,712
                                            ========      ========        ========      ========      ========      ========
Three months ended March 31, 2000:
Revenues from real estate operations        $ 15,830      $  2,506        $  4,706      $  2,395      $    424      $ 25,861
Property operating expenses                    5,149            29           1,786           583            61         7,608
                                            --------      --------        --------      --------      --------      --------
Income from real estate operations          $ 10,681      $  2,477        $  2,920      $  1,812      $    363      $ 18,253
                                            ========      ========        ========      ========      ========      ========
Commercial real estate property
  expenditures                              $ 13,093      $   --          $  2,669      $    346      $     40      $ 16,148
                                            ========      ========        ========      ========      ========      ========
Segment assets at March 31, 2000            $421,901      $107,143        $114,016      $ 70,966      $ 20,774      $734,800
                                            ========      ========        ========      ========      ========      ========

     The following table reconciles our income from operations for reportable segments to income before income taxes, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.

                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                              2001             2000
                                                            --------         --------
Income from operations for reportable segments              $ 21,235         $ 18,253
Equity in income of unconsolidated real estate joint
  venture                                                         30             --
Earnings (losses) from service operations                       (329)              47
Less:
     General and administrative                               (1,446)          (1,348)
     Interest                                                 (8,194)          (6,934)
     Amortization of deferred financing costs                   (383)            (306)
     Depreciation and other amortization                      (4,900)          (3,873)
     Minority interests                                       (2,124)          (2,189)
                                                            --------         --------
Income before income taxes, extraordinary item and
   cumulative effect of accounting change                   $  3,889         $  3,650
                                                            ========         ========

     We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of unconsolidated real estate joint venture, earnings (losses) from service operations, general and administrative and minority interests since these items represent general corporate items not attributable to segments.

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

     We are under contract to acquire three buildings located in Columbia, Maryland totaling 141,530 square feet for approximately $15,200.

NOTE 15 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 2000 and 2001 acquisitions and dispositions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2001.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 2000 and 2001 acquisitions had occurred on January 1, 2000. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions had occurred on January 1, 2000, nor does it intend to represent our results of operations for future periods.

                                                             Three months ended March 31,
                                                             ----------------------------
                                                               2001              2000
                                                             ----------        ----------
Pro forma total revenues                                     $   30,741        $   27,136
Pro forma net income available to Common Shareholders        $    2,845        $    2,524
Pro forma earnings per Common Share
  Basic                                                      $     0.14        $     0.15
  Diluted                                                    $     0.14        $     0.15

NOTE 16 SUBSEQUENT EVENTS

     In April 2001, we completed the sale of 1,150,000 Series E Cumulative Redeemable Preferred Shares of beneficial interest ("Series E Preferred Shares) to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25 per share at our option on or after July 15, 2006. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.5625 per share, which is equal to 10.25% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,150,000 Series E Preferred Units. The Series E Preferred Units carry terms that are substantially the same as the Series E Preferred Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three months ended March 31, 2001. This section includes discussions on:

     o why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2001 compared to the same period in 2000;
     o what our primary sources and uses of cash were in the three months ended March 31, 2001;
     o how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2001;
     o    how we intend to generate cash for future capital expenditures; and
     o    the computation of our funds from operations.

     You should refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth below as you read this section.

     This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of our business. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things affect office property demand and rents, tenant creditworthiness and financing availability; interest rates; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives; environmental requirements; and the other factors described in our most recent Annual Report on Form 10-K under the heading "Risk Factors".

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

     (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended March 31,
                                                    -------------------------------------------------------
                                                      2001          2000          Variance          %Change
                                                      ----          ----          --------          -------
Real Estate Operations:
Revenues
   Rental revenue                                   $ 25,619       $ 21,906       $  3,713             17%
   Tenant recoveries and other revenue                 4,082          3,955            127              3%
                                                    --------       --------       --------
     Revenues from real estate operations             29,701         25,861          3,840             15%
                                                    --------       --------       --------
Expenses
   Property operating                                  8,466          7,608            858             11%
   Interest and amortization of deferred
   financing costs                                     8,577          7,240          1,337             18%
   Depreciation and other amortization                 4,900          3,873          1,027             27%
                                                    --------       --------       --------
     Expenses from real estate operations             21,943         18,721          3,222             17%
                                                    --------       --------       --------
Earnings from real estate operations before
   equity in income of unconsolidated real
   estate joint venture                                7,758          7,140            618              9%
Equity in income of unconsolidated real estate
   joint venture                                          30           --               30            N/A
                                                    --------       --------       --------

Earnings from real estate operations                   7,788          7,140            648              9%
Earnings (losses) from service operations               (329)            47           (376)          (800%)
General and administrative                            (1,446)        (1,348)           (98)             7%
                                                    --------       --------       --------
Income before minority interests, income
   taxes, extraordinary item and cumulative
   effect of accounting change                         6,013          5,839            174              3%
Minority interests                                    (2,124)        (2,189)            65             (3%)
Income tax benefit, net                                   81           --               81            N/A
Extraordinary item - loss on early retirement
   of debt, net                                          (70)          --              (70)           N/A
Cumulative effect of accounting change, net             (174)          --             (174)           N/A
                                                    --------       --------       --------
Net income                                             3,726          3,650             76              2%
Preferred Share dividends                               (881)        (1,120)           239            (21%)
                                                    --------       --------       --------
Net income available to Common Shareholders         $  2,845       $  2,530       $    315             12%
                                                    ========       ========       ========
Basic earnings per Common Share
   Income before extraordinary item and
     cumulative effect of accounting change         $   0.15       $   0.15       $   --             --
   Net income                                       $   0.14       $   0.15       $  (0.01)            (7%)
Diluted earnings per Common Share
   Income before extraordinary item and
     cumulative effect of accounting change         $   0.15       $   0.14           0.01              7%
   Net income                                       $   0.14       $   0.14           --             --

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Our revenues from real estate operations increased $3.8 million or 15%, of which $3.7 million was generated by rental revenue. Included in this change is the following:

     o $3.6 million increase attributable to two properties acquired and seven newly-constructed properties placed in service during 2000 and 2001;

     o $787,000 increase attributable to fees earned for other real estate services;

     o $151,000 decrease attributable to 76 office properties owned throughout both reporting periods that includes the following:

          o $961,000 decrease in tenant recoveries and other revenue due primarily to a decrease in anticipated operating cost levels in 2001 compared to 2000 and a change in our tenant composition and

          o $809,000 increase in rental revenue due primarily to additional lease cancellation revenue, increased occupancy at certain of our properties and increases in rental rates on renewed space; and

     o    $355,000 decrease attributable to properties sold during 2000.

     Our expenses from real estate operations increased $3.2 million or 17% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $858,000 or 11%. Included in this change is the following:

     o $856,000 increase attributable to two properties acquired and seven newly-constructed properties placed in service during 2000 and 2001;

     o $86,000 increase attributable to 76 office properties owned throughout both reporting periods; and

     o    $84,000 decrease attributable to properties sold during 2000.

     Our interest expense and amortization of deferred financing costs increased $1.3 million or 18% due primarily to a 17% increase in our average outstanding debt balance resulting from our 2000 and 2001 acquisitions and construction activity. Our depreciation and other amortization expense increased $1.0 million or 27%, $658,000 of which is attributable to two properties acquired and seven newly-constructed properties placed in service during 2000 and 2001.

     Our earnings from service operations decreased $376,000 due in part to an increase in the organizational infrastructure of certain of the Service Companies in anticipation of future growth and the absence of our third party property management business due to its sale in July 2000. Our general and administrative expenses increased $98,000 or 7%.

     As a result of the above factors, income before minority interests, income taxes, extraordinary items and cumulative effect of accounting change increased by $174,000 or 3%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests decreased $65,000 or 3%. Our income tax benefit of $122,000 in 2001 was due to our losses from the service operations that reside in our taxable REIT subsidiary.

     Our income available to Common Shareholders increased $315,000 or 12% due to the factors discussed above combined with a $239,000 decrease in Preferred Share dividends, offset by a $70,000 increase in extraordinary losses on early retirement of debt and a $174,000 loss due to the cumulative effect of an accounting change resulting from our adoption of Statement of Financial Accounting Standards No. 133 (discussed below). Our diluted earnings per share on net income of $0.14 equaled that of the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations represented our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements. We expect to continue to use cash provided by operations to meet our short-term capital needs, including all property expenses, general and administrative expenses, debt service, dividend and distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.

     We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. We also have a $50.0 million line of credit with Prudential Securities Credit Corporation (the "Prudential Credit Facility"). Amounts available under the Revolving Credit Facility and the Prudential Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of May 7, 2001, the maximum amount available under our Revolving Credit Facility was $105.8 million, of which $50.3 million was unused. As of May 7, 2001, the maximum amount available under the Prudential Credit Facility was $29.1 million all of which was borrowed.

     As of March 31, 2001, we had $132.4 million in mortgage and other loans payable maturing in 2001. Included in these 2001 loan maturities is a $91.0 million loan that may be extended for a one-year period, subject to certain conditions. As of March 31, 2001, we were in compliance with the necessary conditions for us to extend this loan. We expect to repay the remaining balance of the 2001 loan maturities through a combination of borrowings from existing credit facilities and new loans and cash from operations.

     We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

     We are under contract to acquire three buildings located in Columbia, Maryland totaling 141,530 square feet for approximately $15.2 million. We expect this acquisition to occur in May 2001. The acquisition will initially be financed using borrowings from our Revolving Credit Facility. We have no other material contractual obligations as of March 31, 2001 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

     Mortgage and other loans payable at March 31, 2001 consisted of the following (dollars in thousands):

Deutsche Banc Alex. Brown, Term Credit Facility, LIBOR + 1.75%, maturing October 2001(1)           $ 90,954
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                 81,788
Deutsche Banc Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004             74,000
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006                  58,818
Prudential Securities Credit Corp., LIBOR + 1.5%, maturing June 2001                                 29,091
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                               27,276
State Farm Life Insurance Company, 7.9%, maturing April 2008                                         26,000
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                         17,542
IDS Life Insurance Company, 7.9%, maturing March 2008                                                13,600
Allfirst Bank, LIBOR + 1.75%, maturing May 2002                                                      11,918
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006                   7,947
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2001(2)                                      7,000
Summit Bank, LIBOR + 1.75%, maturing February 2003                                                    6,854
Allfirst Bank, LIBOR + 1.75%, maturing  July 2002 (3)                                                 6,500
Allfirst Bank, LIBOR + 1.75%, maturing May 2002 (4)                                                   6,473
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                             6,002
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2002 (5)                                     3,623
Bank of America, LIBOR + 1.75%, maturing September 2001                                               2,000
Seller loan, 8.0%, maturing May 2007                                                                  1,527
                                                                                                   --------
                                                                                                   $478,913
                                                                                                   ========

(1)  May be extended for a one-year period, subject to certain conditions.
(2) Loan may be extended for a three-month period, subject to certain conditions.
(3)  May be extended for a one-year period, subject to certain conditions.
(4)  Construction loan with a total commitment of $9,325.
(5) Construction loan with a total commitment of $11,855. Loan may be extended for a one-year period subject to certain conditions.

INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2001:

     During the three months ended March 31, 2001, we completed the construction of one office building totaling 78,460 square feet. Costs incurred on this building through March 31, 2001 totaled $13.1 million. We have a $9.3 million construction loan facility for this building of which $6.5 million was borrowed through March 31, 2001. The balance of the costs was funded primarily using proceeds from the Revolving Credit Facility and cash from operations.

     As of March 31, 2001, we had construction activities underway on four new buildings totaling 491,000 square feet that were 43% pre-leased. Estimated costs upon completion for these projects total approximately $82.6 million. Costs incurred on these buildings through March 31, 2001 totaled $30.9 million. We have construction loan facilities in place totaling $61.9 million to finance the construction of these projects. Borrowings under these facilities totaled $5.3 million at March 31, 2001. We also used borrowings from our Revolving Credit Facility and proceeds from debt refinancings to fund these activities. In addition, we used $9.6 million in contributions from joint venture partners to finance the construction of two of these buildings.

     As of March 31, 2001, we had development activities underway on two parcels of land.

     During the three months ended March 31, 2001, our investments in unconsolidated real estate joint ventures increased by $3.2 million primarily due to our investment in two new joint ventures, Airport Square Partners, LLC and MOR Montpelier LLC.

     During the three months ended March 31, 2001, we borrowed $46.1 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

     o    $32.3 million to repay other loans and
     o    the balance to finance construction activities and fund cash reserves.

     In January 2001, we issued 544,000 Series D Preferred Shares to a foreign trust at a price of $22.00 per share for proceeds totaling approximately $12.0 million. These shares are nonvoting and are redeemable for cash at $25.00 per share at our option on or after January 25, 2006. These shares are also convertible by the holder on or after January 1, 2004 into Common Shares on the basis of 2.2 Common Shares for each Series D Preferred Share. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $1.00 per share, which is equal to 4% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 544,000 Series D Preferred Units. The Series D Preferred Units carry terms that are substantially the same as the Series D Preferred Shares. The Operating Partnership used most of the proceeds to pay down the Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE THREE MONTHS ENDED MARCH 31, 2001:

     In April 2001, we obtained a $21.2 million mortgage loan payable from Transamerica Occidental Life Insurance Company, $18.4 million of which was used to repay variable rate loans maturing in 2002. The loan carries a fixed interest rate of 7.3% and matures on May 1, 2008.

     In April 2001, we completed the sale of 1,150,000 Series E Preferred Shares to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25 per share at our option on or after July 15, 2006. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.5625 per share, which is equal to 10.25% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,150,000 Series E Preferred Units. The Series E Preferred Units carry terms that are substantially the same as the Series E Preferred Shares. The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $7.9 million for the three months ended March 31, 2001, a decrease of $3.6 million from the three months ended March 31, 2000. Our decrease in cash flows from operating activities is due primarily to significant amounts due for tenant improvement work as of March 31, 2001. Our net cash flow used in investing activities for the three months ended March 31, 2001 increased $1.7 million from the three months ended March 31, 2000 due primarily to $3.2 million invested in unconsolidated real estate joint ventures during the three months ended March 31, 2001. Our net cash flow provided by financing activities for the three months ended March 31, 2001 increased $5.7 million from the three months ended March 31, 2000 due primarily to a $35.8 million increase in proceeds from mortgage and other loans payable and an $11.9 million increase in proceeds from the issuance of our Series D Preferred Shares offset by a $40.7 million increase in repayments of mortgage and other loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three months ended March 31, 2001 and 2000 are summarized in the following table:

(Dollar and shares for this table are in thousands)
                                                            For the three months
                                                                 ended March 31,
                                                            ----------------------
                                                              2001            2000
                                                            --------       --------
Income before minority interests, income taxes,
  extraordinary item and cumulative effect of
  accounting change                                         $  6,013       $  5,839
Add: Real estate related depreciation and
  amortization                                                 4,805          3,850
Less: Preferred Unit distributions                              (572)          (548)
Less: Preferred Share dividends                                 (881)        (1,120)
Less: Minority interests in other consolidated
  entities                                                         4             (7)
Add: Income tax benefit, gross                                   122           --
                                                            --------       --------
Funds from operations                                          9,491          8,014
Add: Preferred Unit distributions                                572            548
Add: Convertible Preferred Share dividends                       100            338
Income on share options assumed converted                        (61)          --
                                                            --------       --------
Funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units
  and Preferred Shares                                        10,102          8,900
Less: Straight line rent adjustments                            (690)          (742)
Less: Recurring capital improvements                          (1,116)          (729)
                                                            --------       --------
Adjusted funds from operations assuming conversion of
  share options, Common Unit warrants, Preferred Units
  and Preferred Shares                                      $  8,296       $  7,429
                                                            ========       ========
Weighted average Common Shares                                19,982         17,352
Conversion of weighted average Common Units                    9,388         10,281
                                                            --------       --------
Weighted average Common Shares/Units                          29,370         27,633
Assumed conversion of share options                              273             50
Assumed conversion of Common Unit warrants                      --              476
Conversion of weighted average convertible
  Preferred Shares                                               878          1,845
Conversion of weighted average Preferred Units                 2,421          2,321
                                                            --------       --------
Weighted average Common Shares/Units assuming
  conversion of share options, Common Unit warrants,
  Preferred Units and Preferred Shares                        32,942         32,325
                                                            ========       ========

INFLATION

     We have not been significantly impacted by inflation during the periods presented in this report. This is mostly because of the relatively low inflation rates in our markets. Most of our tenants are obligated to pay their share of a building's operating expenses to the extent such expenses exceed amounts established in their leases that are based on historical expense levels. In addition, some of our tenants are obligated to pay their share of all of a building's operating expenses. These arrangements reduce our exposure to increases in such costs resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of March 31, 2001, 50% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2001 (dollars in thousands):


                                        For the Period Ended December 31,
                           -----------------------------------------------------------
                            2001(1)      2002(2)       2003        2004         2005       Thereafter      Total          FMV
                           --------      -------      ------      -------      -------     ----------     --------      --------
Long term debt:
Fixed rate                 $  2,896      $ 4,163      $4,486      $30,379      $20,918      $177,658      $240,500      $255,133
Average interest rate          7.50%        7.51%       7.51%        7.52%        7.53%         7.30%
Variable rate              $129,497      $28,545      $6,371      $74,000      $   --       $    --       $238,413      $238,413
Average interest rate          6.98%        7.03%       7.03%        7.03%         --            --

(1) Includes $91.0 million maturity in October that may be extended for a one-year period, subject to certain conditions.
(2) Includes $10.1 million in maturities in July that may be extended for one-year terms, subject to certain conditions.

     The following table sets forth derivative contracts we had in place as of March 31, 2001 and their respective fair market values ("FMV"):

                          Notional                                                 FMV at
    Nature of              Amount        One-Month    Effective   Expiration       3/31/01
   Derivative           (in millions)    LIBOR base     Date         Date       (in thousands)
   ----------           -------------    ----------   ---------   ----------    --------------
Interest rate cap         $  50.0           7.70%      5/25/00      5/31/02        $     1
Interest rate cap            50.0           7.00%      9/13/00     10/13/01             --
Interest rate cap            25.0           7.00%     10/17/00     10/13/01             --
Interest rate swap          100.0           5.76%       1/2/01      1/2/03          (1,993)
                                                                                   -------
Total                                                                              $(1,992)
                                                                                   =======

     Based on our variable rate debt balances, during the three months ended March 31, 2001, our interest expense would have increased $383,000 if interests rates were 1% higher.

PART II
ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2. CHANGES IN SECURITIES

     a.   N/A

     b.   N/A

     c. In January 2001, we issued 544,000 Series D Preferred Shares. The issuance of these Preferred Shares to a single investor was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
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

       2.6.1 Contract of Sale, dated August 9, 1999, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

       2.6.2 Amendment to Contract of Sale, dated April 28, 2000, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

       2.7 Contract of Sale, dated March 14, 2000, between Arbitrage Land Limited Partnership, Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

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

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
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

       4.7 Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

       4.8 Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

       4.9 Articles Supplementary of Corporate Office Properties Trust Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant's Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).

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

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
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

      10.17 Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
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

      10.19 Letter Agreement for Interest Rate Swap Transaction, dated December 26, 2000, between Corporate Office Properties, L.P. and Deutsche Bank AG (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

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

      10.25.2 Fourth Amendment to Agreement of Lease, dated June 12, 2000, between St. Barnabas, LLC and Constellation Real Estate, Inc. (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

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

      10.27 Option agreement, dated March 1998, between Corporate Office Properties, L.P. and Blue

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
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

         c. We filed the following Current Reports on Form 8-K in the first quarter of the year ended December 31, 2001:

         Item 7 and Item 9 dated January 31, 2001 that was filed in connection with our release of earnings on January 31, 2001. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended December 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE OFFICE PROPERTIES TRUST

Date: May 14, 2001                 By: /s/ Randall M. Griffin
                                       -------------------------------
                                       Randall M. Griffin
                                       President and Chief Operating Officer

Date: May 14, 2001                 By: /s/ Roger A. Waesche, Jr.
                                       --------------------------------
                                       Roger A. Waesche, Jr.
                                       Senior Vice President and Chief Financial
                                       Officer