Form 10-Q
period 2001-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2001-08-10
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                                ------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
               (Exact name of registrant as specified in its charter)

                  MARYLAND                                    23-2947217
       (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification No.)


8815 CENTRE PARK DRIVE, SUITE 400, COLUMBIA MD                   21045
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

/X/  Yes   / /  No

On August 8, 2001, 20,695,973 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                                                             PAGE
                                                                                                             ----
PART I:  FINANCIAL INFORMATION

Item 1:     Financial Statements:
              Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000                 3
              Consolidated Statements of Operations for the three and six months ended June 30, 2001
                and 2000 (unaudited)                                                                            4
              Consolidated  Statements  of Cash  Flows for the six months  ended June 30,  2001 and 2000
                (unaudited)                                                                                     5
              Notes to Consolidated Financial Statements                                                        6
Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations              18
Item 3:     Quantitative and Qualitative Disclosures About Market Risk                                         27

PART II:  OTHER INFORMATION

Item 1:     Legal Proceedings                                                                                  27
Item 2:     Changes in Securities                                                                              28
Item 3:     Defaults Upon Senior Securities                                                                    28
Item 4:     Submission of Matters to a Vote of Security Holders                                                28
Item 5:     Other Information                                                                                  28
Item 6:     Exhibits and Reports on Form 8-K                                                                   28

SIGNATURES                                                                                                     34


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     June 30,              December 31,
                                                                                      2001                     2000
                                                                                  --------------          ---------------
                                                                                   (unaudited)
ASSETS
Investment in real estate:
  Operating properties, net                                                            $725,437             $ 711,413
  Projects under construction or development                                             54,554                36,558
-------------------------------------------------------------------------------------------------------------------------
  Total commercial real estate properties, net                                          779,991               747,971
  Investments in and advances to unconsolidated real estate joint ventures               12,009                 3,616
-------------------------------------------------------------------------------------------------------------------------
  Investment in real estate                                                             792,000               751,587
Cash and cash equivalents                                                                 2,962                 4,981
Restricted cash                                                                           9,633                 2,703
Accounts receivable, net                                                                  4,855                 3,245
Investment in and advances to other unconsolidated entities                               2,041                 6,124
Deferred rent receivable                                                                  9,804                 8,644
Deferred charges, net                                                                    16,357                12,905
Prepaid and other assets                                                                  9,383                 4,501
Furniture, fixtures and equipment, net                                                    1,772                   147
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $848,807             $ 794,837
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Mortgage and other loans payable                                                    $475,999             $ 474,349
   Accounts payable and accrued expenses                                                 13,361                10,227
   Rents received in advance and security deposits                                        4,023                 3,883
   Dividends and distributions payable                                                    7,918                 7,090
   Fair value of derivatives                                                              2,232                    --
   Other liabilities                                                                     10,637                    --
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       514,170               495,549
-------------------------------------------------------------------------------------------------------------------------
Minority interests:
   Preferred Units in the Operating Partnership                                          24,367                24,367
   Common Units in the Operating Partnership                                             78,900                81,069
   Other consolidated partnerships                                                          224                   124
-------------------------------------------------------------------------------------------------------------------------
Total minority interests                                                                103,491               105,560
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
Shareholders' equity:
   Preferred Shares ($0.01 par value; 5,000,000 shares authorized);
      1,025,000 designated as Series A Convertible Preferred Shares of
         beneficial interest (1 share issued)                                                --                    --
      1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of
         beneficial interest (1,250,000 shares issued with an
         aggregate liquidation preference of $31,250)                                        13                    12
      544,000 designated as Series D Cumulative Convertible Redeemable Preferred
         Shares of beneficial interest (544,000 shares issued
         with an aggregate liquidation preference of $13,600 at June 30, 2001)                5                    --
      1,150,000 designated as Series E Cumulative Redeemable Preferred Shares of
         beneficial interest (1,150,000 shares issued with an
         aggregate liquidation preference of $28,750 at June 30, 2001)                       11                    --
   Common Shares of beneficial interest ($0.01 par value;  45,000,000 shares authorized, shares issued of 20,692,663 at June 30, 2001 and
      20,575,936 at December 31, 2000)                                                      207                   206
   Additional paid-in capital                                                           249,618               209,388
   Cumulative dividends in excess of net income                                         (12,776)              (11,064)
   Value of unearned restricted Common Share grants                                      (3,042)               (3,399)
   Treasury Shares, at cost (166,600 shares)                                             (1,415)               (1,415)
   Accumulated other comprehensive loss                                                  (1,475)                   --
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              231,146               193,728
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $848,807             $ 794,837
=========================================================================================================================


               See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    For the three months ended        For the six months ended,
                                                                             June 30,                         June 30,
                                                                  -------------------------------- -------------------------------
                                                                       2001            2000             2001             2000
                                                                  --------------- ---------------- --------------- ---------------
Real Estate Operations:
Revenues
   Rental revenue                                                     $25,960        $23,154          $51,579          $45,060
   Tenant recoveries and other revenue                                  2,951          3,263            7,033            7,218
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
     Revenue from real estate operations                               28,911         26,417           58,612           52,278
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Expenses
   Property operating                                                   8,558          7,437           17,024           15,045
   Interest                                                             7,762          7,404           15,956           14,338
   Amortization of deferred financing costs                               546            311              929              617
   Depreciation and other amortization                                  4,957          4,307            9,857            8,180
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
     Expenses from real estate operations                              21,823         19,459           43,766           38,180
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Earnings from real estate operations before equity in income
   of unconsolidated real estate joint ventures                         7,088          6,958           14,846           14,098
Equity in income of unconsolidated real estate joint ventures             124             --              154               --
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Earnings from real estate operations                                    7,212          6,958           15,000           14,098
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Service operations:
   Revenues                                                             1,136             --            2,176               --
   Expenses                                                              (875)            --           (2,244)              --
   Equity in loss of unconsolidated Service Companies                    (118)           (48)            (118)              (1)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Earnings (losses) from service operations                                 143            (48)            (186)              (1)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
General and administrative expense                                     (1,329)        (1,160)          (2,775)          (2,508)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Income before gain on sales of properties, minority interests, income taxes, extraordinary item and cumulative effect of
  accounting change                                                     6,026          5,750           12,039           11,589
Gain on sales of properties                                             1,596             57            1,596               57
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Income before minority interests, income taxes, extraordinary
  item and cumulative effect of accounting change                       7,622          5,807           13,635           11,646
Minority interests:
  Common Units in the Operating Partnership                            (1,816)        (1,517)          (3,372)          (3,151)
  Preferred Units in the Operating Partnership                           (572)          (548)          (1,144)          (1,096)
  Other consolidated entities                                             (58)            (4)             (54)             (11)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Income before income taxes, extraordinary item and cumulative
  effect of accounting change                                           5,176          3,738            9,065            7,388
Income tax (expense) benefit, net of minority interests                   (29)            --               52               --
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Income before extraordinary item and cumulative effect
  of accounting change                                                  5,147          3,738            9,117            7,388
Extraordinary item-loss on early retirement of debt, net of
  minority interests                                                      (66)           (26)            (136)             (26)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
Income before cumulative effect of accounting change                    5,081          3,712            8,981            7,362
Cumulative effect of accounting change, net of minority
  interests                                                                --             --             (174)              --
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
NET INCOME                                                              5,081          3,712            8,807            7,362
Preferred Share dividends                                              (1,613)        (1,119)          (2,494)          (2,239)
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 3,468        $ 2,593          $ 6,313          $ 5,123
================================================================= =============== ================ =============== ===============
BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
     accounting change                                                $  0.18        $  0.15          $  0.33          $  0.29
  Extraordinary item                                                    (0.01)         (0.01)              --               --
  Cumulative effect of accounting change                                   --             --            (0.01)              --
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
  Net income                                                          $  0.17        $  0.14          $  0.32          $  0.29
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
     accounting change                                                $  0.17        $  0.14          $  0.32          $  0.28
  Extraordinary item                                                       --             --               --               --
  Cumulative effect of accounting change                                   --             --            (0.01)              --
----------------------------------------------------------------- --------------- ---------------- --------------- ---------------
  Net income                                                          $  0.17        $  0.14          $  0.31          $  0.28
================================================================= =============== ================ =============== ===============


                   See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         For the six months ended June 30,
                                                                        ----------------------------------
                                                                            2001                  2000
                                                                        -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $8,807                $  7,362
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                  4,437                   4,242
       Depreciation and other amortization                                 9,857                   8,180
       Amortization of deferred financing costs                              929                     617
       Equity in (income) loss of unconsolidated entities                    (36)                      1
       Gain on sales of properties                                        (1,596)                    (57)
       Extraordinary item - loss on early retirement of debt                 206                      42
       Cumulative effect of accounting change                                263                      --
       Increase in deferred rent receivable                               (1,477)                 (1,439)
       Increase in accounts receivable, restricted cash and
         prepaid and other assets                                            449                    (759)
       Increase in accounts payable, accrued expenses, rents
         received in advance and security deposits                            95                   2,247
       Other                                                                 656                      --
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        22,590                  20,436
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate
     properties                                                          (38,228)                (36,308)
   Proceeds from sales of rental properties                                3,797                     602
   Investments in and advances to unconsolidated real estate
     joint ventures                                                       (8,239)                     --
   Cash from acquisition of Service Companies                                568                      --
   Investments in and advances to other unconsolidated entities             (564)                   (435)
   Leasing commissions paid                                               (2,019)                 (3,218)
   Increase in restricted cash, investing activities                      (4,262)                     --
   Advances to certain real estate joint ventures                         (6,235)                     --
   Other                                                                    (748)                 (3,378)
----------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                           (55,930)                (42,737)
----------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                         83,037                  41,118
   Repayments of mortgage and other loans payable                        (74,427)                 (4,712)
   Deferred financing costs paid                                          (3,290)                 (1,246)
   Increase in other liabilities                                           1,027                      --
   Purchase of Treasury Shares                                                --                  (1,415)
   Net proceeds from issuance of Preferred Shares                         38,844                      --
   Net proceeds from issuance of Common Shares                               424                     151
   Net proceeds from issuance of share options                               280                       4
   Dividends paid                                                         (9,674)                 (8,937)
   Distributions paid                                                     (4,900)                 (4,408)
----------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                        31,321                  20,555
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (2,019)                 (1,746)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                     4,981                   2,376
----------------------------------------------------------------------------------------------------------
   End of period                                                         $ 2,962                 $   630
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

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1   ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of June 30, 2001, our portfolio included 91 office properties, including six owned through joint ventures.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). Prior to January 1, 2001, the Operating Partnership owned the principal economic interest in COMI but only owned 1% of COMI's voting stock (see Note 7). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2001 follows:


                                                          % Owned by COPT
                                                          ---------------
     Common Units                                               66%
     Series A Preferred Units                                  100%
     Series B Preferred Units                                  100%
     Series C Preferred Units                                    0%
     Series D Preferred Units                                  100%
     Series E Preferred Units                                  100%


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

CONSOLIDATION METHOD

     We use the consolidation method when we own the majority of the outstanding voting interests in an entity and can control its operations.
This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

-        COPT;
-        the Operating Partnership and its subsidiaries; and
-        Corporate Office Properties Holdings, Inc. (we own 100%).

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

EQUITY METHOD

     We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. Under the equity method, we report:

- our ownership interest in the entity's capital as an investment on our Consolidated Balance Sheets and

- our percentage share of the earnings or losses from the entity in our Consolidated Statements of Operations.

COST METHOD

     We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over the entity's operations. Under the cost method, we report:

- the cost of our investment in the entity as an investment on our Consolidated Balance Sheets and

- distributions to us of the entity's earnings in our Consolidated Statements of Operations.

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

ACCOUNTING FOR CERTAIN REAL ESTATE JOINT VENTURES

     We contributed parcels of land into two real estate joint ventures. Each of these joint ventures is engaged in the construction of an office building. In exchange for the contributions of land, we received joint venture interests and $9.6 million in cash. In each case, we have an option to acquire the joint venture partners' interests for a pre-determined purchase price over a limited period of time. We account for our interests in these joint ventures as follows:

- the costs associated with these land parcels at the time of their respective contributions are reported as projects under construction or development on our Consolidated Balance Sheets;

- the cash received from these joint ventures in connection with the land contributions is reported as other liabilities on our Consolidated Balance Sheets. These liabilities are being accreted towards the pre-determined purchase price over the period in which we have an option to acquire the joint venture partners' interests. We also report interest expense in connection with the accretion of these liabilities; and

- once construction of the buildings on these land parcels is complete and operations commence, we will begin reporting 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". We adopted this standard beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet at fair value with the offset to:

- the accumulated other comprehensive loss component of shareholders' equity ("AOCL"), net of the share attributable to minority interests, for any derivatives designated as cash flow hedges to the extent such derivatives are deemed effective;

- other revenue or expense on our Statement of Operations for any derivatives designated as cash flow hedges to the extent such derivatives are deemed ineffective; or

- other revenue or expense on our Statement of Operations for any derivatives designated as fair value hedges.

     We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.

     The following table sets forth derivative contracts we had in place as of June 30, 2001 and their respective fair values ("FV"):


                         Notional
  Nature of               Amount         One-Month    Effective    Expiration     FV at
  Derivative           (in millions)     LIBOR base     Date          Date       6/30/01
------------------     -------------     ----------   ---------    ----------    -------
Interest rate cap         $  50.0           7.70%      5/25/00      5/31/02     $    --
Interest rate cap            50.0           7.00%      9/13/00     10/13/01          --
Interest rate cap            25.0           7.00%     10/17/00     10/13/01          --
Interest rate swap          100.0           5.76%       1/2/01       1/2/03      (2,232)
                                                                                -------
Total                                                                           $(2,232)
                                                                                =======


     We have designated each of these derivatives as cash flow hedges. At June 30, 2001, the interest rate swap is effective while the interest rate caps are not effective. At adoption on January 1, 2001, we reduced AOCL and minority interests in total by $246 as a cumulative effect adjustment to recognize the net fair value of our interest rate swap contract on that date. We also recognized an unrealized loss of $263 ($174 net of minority interests' portion) on the book value associated with these derivatives at January 1, 2001; this loss is reported as a cumulative effect of an accounting change on our Consolidated Statements of Operations.

     During the six months ended June 30, 2001, we reduced AOCL and minority interests in total by an additional $1,986 to recognize the decrease in the fair value of the interest rate swap during that period. We also recognized an unrealized loss of $6 to recognize the change in the fair value of the interest rate caps; this loss is included in tenant recoveries and other revenue on the Consolidated Statements of Operations.

     Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next twelve months, we expect to reclassify to earnings an estimated $1.5 million of the balances held in AOCL and minority interests.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (dollars and shares in thousands, except per share data):


                                                             Three months ended June 30,       Six months ended June 30,
                                                            -----------------------------     ----------------------------
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     -----------
Numerator:
Net income available to Common Shareholders                   $ 3,468          $ 2,593          $ 6,313          $ 5,123
Add:  Cumulative effect of accounting change, net                  --               --              174               --
Add:  Extraordinary item, net                                      66               26              136               26
                                                            ------------     ------------     ------------     -----------
Numerator for basic earnings per share before
   extraordinary item and cumulative effect of
   accounting change                                            3,534            2,619            6,623            5,149
Add:  Series D Preferred Share dividends                          136               --              236               --
                                                            ------------     ------------     ------------     -----------
Numerator for diluted earnings per share before
   extraordinary item and cumulative effect of
   accounting change                                            3,670            2,619            6,859            5,149
Less:  Extraordinary item, net                                    (66)             (26)            (136)             (26)
                                                            ------------     ------------     ------------     -----------
Numerator for diluted earnings per share for net
   income before cumulative effect of accounting change         3,604            2,593            6,723            5,123
Less:  Cumulative effect of accounting change, net                 --               --             (174)              --
                                                            ------------     ------------     ------------     -----------
Numerator for diluted earnings per share for net income       $ 3,604          $ 2,593           $6,549          $ 5,123
                                                            ============     ============     ============     ===========
Denominator (all weighted averages):
Common Shares - basic                                          20,077           18,014           20,034           17,683
Assumed conversion of share options                               334              181              287              119
Assumed conversion of Common Unit warrants                         --              476               --              476
Conversion of Series D Preferred Shares                         1,197               --            1,038               --
                                                            ------------     ------------     ------------     -----------
Denominator for diluted earnings per share                     21,608           18,671           21,359           18,278
                                                            ============     ============     ============     ===========
Basic earnings per Common Share
  Income before extraordinary item and cumulative
     effect of accounting change                              $  0.18          $  0.15          $  0.33          $  0.29
  Extraordinary loss                                            (0.01)           (0.01)              --               --
  Cumulative effect of accounting change                           --               --            (0.01)              --
                                                            ------------     ------------     ------------     -----------
  Net income                                                  $  0.17          $  0.14          $  0.32          $  0.29
                                                            ============     ============     ============     ===========
Diluted earnings per Common Share
  Income before extraordinary item and cumulative
     effect of accounting change                              $  0.17          $  0.14          $  0.32          $  0.28
  Extraordinary item                                               --               --               --               --
  Cumulative affect of accounting change                           --               --            (0.01)              --
                                                            ------------     ------------     ------------     -----------
  Net income                                                  $  0.17          $  0.14          $  0.31          $  0.28
                                                            ============     ============     ============     ===========


     Our diluted EPS computation for the three and six months ended June 30, 2001 only assumes conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") because conversions of Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in those periods. Our diluted EPS computation for the three and six months ended June 30, 2000 only assumes conversion of share options and Common Unit Warrants because conversions of Series A Convertible Preferred Shares, Preferred Units and Common Units would increase diluted EPS in those periods.

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

     In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:


                                                       June 30,            December 31,
                                                         2001                  2000
                                                     ------------          ------------
Land                                                   $142,461              $140,018
Buildings and improvements                              624,635               604,666
                                                     ------------          ------------
                                                        767,096               744,684
Less: accumulated depreciation                          (41,659)              (33,271)
                                                     ------------          ------------
                                                       $725,437              $711,413
                                                     ============          ============


     Projects we had under construction or development consisted of the following:


                                                       June 30,            December 31,
                                                         2001                  2000
                                                     ------------          ------------
Land                                                     $24,488              $ 19,069
Construction in progress                                  30,066                17,489
                                                     ------------          ------------
                                                         $54,554               $36,558
                                                     ============          ============


2001 ACQUISITIONS

     We acquired for $15,486 on May 14, 2001 two office buildings totaling 110,675 square feet and a 30,855 square foot office building undergoing redevelopment. These properties are located in Columbia, Maryland.

2001 CONSTRUCTION/DEVELOPMENT

     During the six months ended June 30, 2001, we completed the construction of one office building totaling 78,460 square feet. The building is located in the Baltimore/Washington Corridor.

     As of June 30, 2001, we also had construction underway on six new buildings in the Baltimore/Washington Corridor.

2001 DISPOSITION

     We sold a 65,277 square foot office building located in Cranbury, New Jersey for $11,525 on June 18, 2001. We realized a gain of $1,596 on the sale of this property.

NOTE 5     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES

     During 2001, we acquired interests in the following newly organized joint ventures:

- 80% interest in MOR Montpelier LLC, which recently completed the construction of a 43,785 square foot office building in Columbia, Maryland, on February 1, 2001.

- 40% interest in Airport Square Partners, LLC on March 7, 2001. On March 21, 2001, this joint venture acquired five office buildings located in the Baltimore/Washington Corridor for $33,617 using cash from member capital contributions and proceeds from a $25,000 mortgage loan payable. We are acting as guarantor for the payment of 25% of this mortgage loan payable, which amount is not to exceed $6,250.

- 80% interest in Gateway 70 LLC, which is developing a parcel of land located in Columbia, Maryland, on April 5, 2001.

- 40% interest in Airport Square XXII, LLC, which is developing a parcel of land located in Linthicum, Maryland, on May 3, 2001.

- 80% interest in MOR Forbes LLC, which is constructing a 55,000 square foot office property in Lanham, Maryland, on May 18, 2001.

     Our investment in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and included the following:


                                                            June 30,    December 31,
                                                              2001          2000
                                                          -----------   -----------
                     Gateway 67, LLC                        $  3,760       $3,616
                     Airport Square Partners, LLC              3,551           --
                     Gateway 70 LLC                            2,234           --
                     MOR Montpelier LLC                          920           --
                     MOR Forbes LLC                              906           --
                     Airport Square XXII, LLC                    638           --
                                                          -----------   -----------
                                                             $12,009       $3,616
                                                          ===========   ===========


     On July 2, 2001, we acquired the remaining 60% interest in Airport Square Partners, LLC for $6,908.

NOTE 6   ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $145 at June 30, 2001 and $74 at December 31, 2000.

NOTE 7   INVESTMENT IN AND ADVANCES TO OTHER UNCONSOLIDATED ENTITIES

     From September 1998 through December 2000, the Operating Partnership owned 95% of the capital stock in COMI, including 1% of the voting common stock. COMI provided us with asset management, managerial, financial and legal support during that time period. On January 1, 2001, we acquired all of the stock in COMI which we did not previously own for $26 and all of COMI's employees became employees of the Operating Partnership. We accounted for the acquisition of COMI using the purchase method of accounting. We also elected to have COMI treated as a Taxable REIT Subsidiary under the REIT Modernization Act effective January 1, 2001.

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

     Our investment in and advances to other unconsolidated entities included the following:

                                                                            June 30,       December 31,
                                                                              2001             2000
                                                                            --------       ------------
       Investment in MediTract, LLC                                         $1,621           $1,621
       Investment in Paragon                                                   420               --
       Total investment in Service Companies                                    --            4,503(1)
                                                                            ------           ------
                                                                            $2,041           $6,124
                                                                            ======           ======


(1) Our total investment in the Service Companies at December 31, 2000 included a $2,005 note receivable and $2,001 in advances receivable.

NOTE 8   DEFERRED CHARGES

     Deferred charges consisted of the following:

                                                                    June 30,           December 31,
                                                                      2001                 2000
                                                                   ----------          ------------
Deferred leasing costs                                               $11,721              $10,800
Deferred financing costs                                               8,759                6,108
Deferred other                                                         1,975                   --
                                                                     -------              -------
                                                                      22,455               16,908
Accumulated amortization                                              (6,098)              (4,003)
                                                                     -------              -------
Deferred charges, net                                                $16,357              $12,905
                                                                     =======              =======



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

     In April 2001, we completed the sale of 1,150,000 Series E Cumulative Redeemable Preferred Shares of beneficial interest (the "Series E Preferred Shares") to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25 per share at our option on or after July 15, 2006. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.5625 per share, which is equal to 10.25% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,150,00 Series E Preferred Units. The Series E Preferred Units carry terms that are substantially the same as the Series E Preferred Shares.

     On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers. The forfeiture restrictions of specified percentages of these shares lapse annually through 2004 upon the Company's attainment of defined earnings or shareholder return growth targets. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 72,646 of these shares, including 48,428 shares that lapsed in 2001.

     We issued 36,208 Common Shares in connection with the exercise of share options in 2001.

     A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the six months ended June 30, 2001 follows:


       Balance, December 31, 2000                                                          $     --
       Cumulative effect adjustment on January 1, 2001 for unrealized loss on
         interest rate swap, net of minority interests                                         (163)
       Unrealized loss on interest rate swap for six months ended June 30, 2001,
         net of minority interests                                                           (1,312)
                                                                                           ---------
       Balance, June 30, 2001                                                              $ (1,475)
                                                                                           =========


NOTE 10  DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the six months ended June 30, 2001:



                                                                           Dividend/
                                                                           Distribution    Total
                                                                              Per         Dividend/
                                    Record Date         Payable Date       Share/Unit    Distribution
                                 -----------------      ----------------   -----------   ------------
Series B Preferred Shares:
   Fourth Quarter 2000           December 29, 2000      January 16, 2001      $ 0.625      $  781
   First Quarter 2001            March 31, 2001         April 16, 2001        $ 0.625      $  781
   Second Quarter 2001           June 29, 2001          July 16, 2001         $ 0.625      $  781

Series D Preferred Shares:
   First Quarter 2001            March 31, 2001         April 16, 2001        $0.2222      $  121
   Second Quarter 2001           June 29, 2001          July 16, 2001         $0.2500      $  136

Series E Preferred Shares:
   Second Quarter 2001           June 29, 2001          July 16, 2001         $0.7047      $  810

Common Shares:
   Fourth Quarter 2000           December 29, 2000      January 16, 2001      $  0.20      $3,990
   First Quarter 2001            March 31, 2001         April 16, 2001        $  0.20      $4,003
   Second Quarter 2001           June 29, 2001          July 16, 2001         $  0.20      $4,023

Series C Preferred Units:
   Fourth Quarter 2000           December 29, 2000      January 16, 2001      $0.5625      $  572
   First Quarter 2001            March 31, 2001         April 16, 2001        $0.5625      $  572
   Second Quarter 2001           June 29, 2001          July 16, 2001         $0.5625      $  572

Common Units:
   Fourth Quarter 2000           December 29, 2000      January 16, 2001      $  0.20      $1,878
   First Quarter 2001            March 31, 2001         April 16, 2001        $  0.20      $1,878
   Second Quarter 2001           June 29, 2001          July 16, 2001         $  0.20      $1,861


NOTE 11  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                                                  For the six months ended
                                                                          June 30,
                                                              ---------------------------------
                                                                   2001              2000
                                                              -------------      --------------
Supplemental schedule of non-cash investing and
financing activities:


Acquisition of Service Companies:
   Investments in and advances to other unconsolidated
     entities                                                   $ (4,529)          $    --
   Restricted cash                                                     5                --
   Accounts receivable, net                                        2,005                --
   Deferred costs, net                                             1,537                --
   Prepaid and other assets                                        1,033                --
   Furniture, fixtures and equipment, net                          1,603                --
   Mortgage and other loans payable                                  (40)               --
   Accounts payable and accrued expenses                          (2,106)               --
   Rents received in advance and security deposits                   (20)               --
   Other liabilities                                                 (10)               --
   Minority interest                                                 (46)               --
                                                                ========           =======
      Cash from acquisition of Service Companies                $   (568)          $    --
                                                                ========           =======
Debt repaid in connection with sales of rental properties       $  7,000           $ 2,432
                                                                ========           =======
Debt repaid using proceeds from new debt                        $ 91,521           $    --
                                                                ========           =======
Debt assumed in connection with acquisitions                    $     --           $ 3,078
                                                                ========           =======
(Decrease) increase in accrued capital improvements             $   (855)          $ 2,902
                                                                ========           =======
Reclassification of other liabilities from projects under
   construction or development (see Note 3)                     $  9,600           $    --
                                                                ========           =======
Dividends/distributions payable                                 $  7,918           $ 6,757
                                                                ========           =======
Book value of derivatives reclassified from deferred
   costs, net to fair value of derivatives                      $    268           $    --
                                                                ========           =======
Decrease in fair value of derivatives applied to
   accumulated other comprehensive loss and minority
   interests                                                    $  2,232           $    --
                                                                ========           =======
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT                $   (104)          $  (458)
                                                                ========           =======
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                              $    808           $ 8,527
                                                                ========           =======


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

     In December 1999, legislation containing the REIT Modernization Act was signed into law. This law was effective January 1, 2001 and included the following changes:

- REITs are now allowed to own up to 100% investments in the stock of a taxable REIT subsidiary ("TRS"), subject to certain restrictions relating to the size of such investments. TRSs can provide services to REIT tenants and others without adversely impacting the income requirements to which REITs are subject;
- REITs are no longer able to enter into new arrangements to own more than 10% of the vote or value of the securities in a non-REIT C corporation unless such C corporation elects to be treated as a TRS; and
- the percentage of REIT taxable income that REITs are required to distribute to shareholders was reduced from 95% to 90%.

     On January 1, 2001, we acquired all of the stock in COMI which we did not previously own. We also elected to have COMI treated as a TRS effective January 1, 2001. COMI is subject to Federal and state income taxes. COMI's income tax benefit for the six months ended June 30, 2001 consisted of the following:


   Current
     Federal                                                      $    15
     State                                                              3
                                                                  -------
                                                                       18
                                                                  -------
   Deferred
     Federal                                                           50
     State                                                             10
                                                                  -------
                                                                       60
                                                                  -------
   Total                                                          $    78
                                                                  =======


     Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with share options.

     COMI's combined federal and state effective tax rate for the six months ended June 30, 2001 was approximately 40%.

NOTE 13  INFORMATION BY BUSINESS SEGMENT

     We have six business segments: Baltimore/Washington Corridor office, Greater Philadelphia office, Northern/Central New Jersey office, Greater Harrisburg office, retail (the last of which was sold in 2000) and service operations. Our office properties represent our core-business. We manage our retail properties and service operations each as single segments since they are considered outside of our core-business.

     The table below reports segment financial information. Our retail and service operations segments are not separately reported since they do not meet the reporting thresholds. We measure the performance of our office property segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.


                                          Baltimore/                 Northern/
                                          Washington    Greater     Central New   Greater
                                           Corridor   Philadelphia     Jersey    Harrisburg
                                            Office       Office        Office      Office      Other         Total
                                         ------------------------------------------------------------------------------

Three months ended June 30, 2001:
Revenues from real estate operations      $ 18,654       $  2,506    $  4,998     $ 2,483     $   270       $ 28,911
Property operating expenses                  5,950             38       1,823         747          --          8,558
                                          --------       --------    --------     -------     -------       --------
Income from real estate operations        $ 12,704       $  2,468    $  3,175     $  1736     $   270       $ 20,353
                                          ========       ========    ========     =======     =======       ========
Commercial real estate property
    expenditures                          $ 26,326       $    119    $    289     $    74     $    --       $ 26,808
                                          ========       ========    ========     =======     =======       ========

Three months ended June 30, 2000:
Revenues from real estate operations      $ 16,297       $  2,507    $  4,968     $ 2,275     $   370       $ 26,417
Property operating expenses                  4,768             25       1,954         630          60          7,437
                                          --------       --------    --------     -------     -------       --------
Income from real estate operations        $ 11,529       $  2,482    $  3,014     $ 1,645     $   310       $ 18,980
                                          ========       ========    ========     =======     =======       ========
Commercial real estate property
   expenditures                           $ 23,167       $     77    $  2,480     $   380     $    36       $ 26,140
                                          ========       ========    ========     =======     =======       ========
Six months ended June 30, 2001:
Revenues                                  $ 37,227       $  5,012    $  9,920     $ 5,272     $ 1,181       $ 58,612
Property operating expenses                 11,908             58       3,717       1,341          --         17,024
                                          --------       --------    --------     -------     -------       --------
Income from operations                    $ 25,319       $  4,954    $  6,203     $ 3,931     $ 1,181       $ 41,588
                                          ========       ========    ========     =======     =======       ========
Commercial real estate property
    expenditures                          $ 45,707       $    260    $  1,946     $   770     $    --       $ 48,683
                                          ========       ========    ========     =======     =======       ========
Segment assets at June 30, 2001           $515,518       $105,769    $110,218     $71,179     $46,123       $848,807
                                          ========       ========    ========     =======     =======       ========

Six months ended June 30, 2000:
Revenues                                  $ 32,127       $  5,013    $  9,674     $ 4,670     $   794       $ 52,278
Property operating expenses                  9,917             54       3,740       1,213         121         15,045
                                          --------       --------    --------     -------     -------       --------
Income from operations                    $ 22,210       $  4,959    $  5,934     $ 3,457     $   673       $ 37,233
                                          ========       ========    ========     =======     =======       ========
Commercial real estate property
   expenditures                           $ 36,260       $     77    $  5,149     $   726     $    76       $ 42,288
                                          ========       ========    ========     =======     =======       ========
Segment assets at June 30, 2000           $445,188       $106,846    $116,695     $71,415     $20,090       $760,234
                                          ========       ========    ========     =======     =======       ========


     The following table reconciles our income from operations for reportable segments to income before income taxes, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                         -----------------------------  ----------------------------
                                                             2001             2000          2001            2000
                                                         ------------      -----------  -----------     ------------
Income from operations for reportable segments              $20,353         $18,980       $ 41,588       $ 37,233
Equity in income of unconsolidated real estate joint
  ventures                                                      124              --            154             --
Earnings (losses) from service operations                       143             (48)          (186)            (1)
Add:  Gain on sales of properties                             1,596              57          1,596             57
Less:
     General and administrative                              (1,329)         (1,160)        (2,775)        (2,508)
     Interest                                                (7,762)         (7,404)       (15,956)       (14,338)
     Amortization of deferred financing costs                  (546)           (311)          (929)          (617)
     Depreciation and other amortization                     (4,957)         (4,307)        (9,857)        (8,180)
     Minority interests                                      (2,446)         (2,069)        (4,570)        (4,258)
                                                            -------         -------       --------       --------
Income before income taxes, extraordinary item and
  cumulative effect of accounting change                    $ 5,176         $ 3,738       $  9,065       $  7,388
                                                            =======         =======       ========       ========


     We did not allocate gain on sales of properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of unconsolidated real estate joint ventures, earnings (losses) from service operations, general and administrative and minority interests since these items represent general corporate items not attributable to segments.

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

     We are under contract to acquire four office buildings located in Columbia, Maryland totaling 187,132 square feet for approximately $23.5 million.

NOTE 15  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 2000 and 2001 acquisitions and dispositions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2001.

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


                                                                      Six months ended June 30,
                                                                 ----------------------------------
                                                                      2001                2000
                                                                 ---------------    ---------------
Pro forma total revenues                                           $ 60,566              $54,869
                                                                   ========              =======
Pro forma net income available to Common Shareholders              $  5,271              $ 4,990
                                                                   ========              =======
Pro forma earnings per Common Share
  Basic                                                            $   0.26              $  0.28
                                                                   ========              =======
  Diluted                                                          $   0.26              $  0.27
                                                                   ========              =======


NOTE 16  SUBSEQUENT EVENTS

     In August 2001, we acquired for a purchase price of $11,300 an office building totaling 97,161 square feet located in Columbia, Maryland.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three and six months ended June 30, 2001. This section includes discussions on:

- why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2001 compared to the same periods in 2000;
-    what our primary sources and uses of cash were in the six months ended
     June 30, 2001;
- how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2001;
-    how we intend to generate cash for future capital expenditures; and
-    the computation of our funds from operations.

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

     Important facts that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things affect office property demand and rents, tenant creditworthiness and financing availability; interest rates; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives; environmental requirements; and the other factors described in our most recent Annual Report on Form 10-K under the heading "Risk Factors"

                          CORPORATE OFFICE PROPERTIES TRUST
                          OPERATING DATA VARIANCE ANALYSIS


                                                          (Dollars for this table are in thousands, except per share data)
                                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                                 ----------------------------------------  -----------------------------------------
                                                   2001       2000    Variance   % Change    2001       2000     Variance   % Change
                                                 --------   --------  --------   --------  --------  ----------  ---------  --------
Real Estate Operations:
Revenues
   Rental revenue                                $ 25,960   $ 23,154   $  2,806      12%   $ 51,579   $ 45,060   $  6,519      14%
   Tenant recoveries and other revenue              2,951      3,263       (312)    (10%)     7,033      7,218       (185)     (3%)
                                                 --------   --------   --------            --------   --------   --------
     Revenues from real estate operations          28,911     26,417      2,494       9%     58,612     52,278      6,334      12%
                                                 --------   --------   --------            --------   --------   --------
Expenses
   Property operating                               8,558      7,437      1,121      15%     17,024     15,045      1,979      13%
   Interest and amortization of deferred
   financing costs                                  8,308      7,715        593       8%     16,885     14,955      1,930      13%
   Depreciation and other amortization              4,957      4,307        650      15%      9,857      8,180      1,677      21%
                                                 --------   --------   --------            --------   --------   --------
     Expenses from real estate operations          21,823     19,459      2,364      12%     43,766     38,180      5,586      15%
                                                 --------   --------   --------            --------   --------   --------
Earnings from real estate operations before
   equity in income of unconsolidated real
   estate joint ventures                            7,088      6,958        130       2%     14,846     14,098        748       5%
Equity in income of unconsolidated real estate
   joint ventures                                     124         --        124     N/A         154         --        154     N/A
                                                 --------   --------   --------            --------   --------   --------
Earnings from real estate operations                7,212      6,958        254       4%     15,000     14,098        902       6%
Earnings (losses) from service operations             143        (48)       191    (398%)      (186)        (1)      (185) 18,500%
General and administrative                         (1,329)    (1,160)      (169)     15%     (2,775)    (2,508)      (267)     11%
Gain on sale of properties                          1,596         57      1,539   2,700%      1,596         57      1,539   2,700%
                                                 --------   --------   --------            --------   --------   --------
Income before minority interests, income
   taxes, extraordinary item and cumulative
   effect of accounting change                      7,622      5,807      1,815      31%     13,635     11,646      1,989      17%
Minority interests                                 (2,446)    (2,069)      (377)     18%     (4,570)    (4,258)      (312)      7%
Income tax (expense) benefit, net                     (29)        --        (29)    N/A          52         --         52     N/A
Extraordinary item - loss on early retirement
of debt, net                                          (66)       (26)       (40)    154%       (136)       (26)      (110)    423%
Cumulative effect of accounting change, net            --         --         --     N/A        (174)        --       (174)    N/A
                                                 --------   --------   --------            --------   --------   --------
Net income                                          5,081      3,712      1,369      37%      8,807      7,362      1,445      20%
Preferred Share dividends                          (1,613)    (1,119)      (494)     44%     (2,494)    (2,239)      (255)     11%
                                                 --------   --------   --------            --------   --------   --------
Net income available to Common Shareholders      $  3,468   $  2,593   $    875      34%   $  6,313   $  5,123   $  1,190      23%
                                                 ========   ========   ========            ========   ========   ========
Basic earnings per Common Share
   Income before extraordinary item and
     cumulative effect of accounting change      $   0.18   $   0.15   $   0.03      20%   $   0.33   $   0.29   $   0.04      14%
   Net income                                    $   0.17   $   0.14   $   0.03      21%   $   0.32   $   0.29   $   0.03      10%
Diluted earnings per Common Share
   Income before extraordinary item and
     cumulative effect of accounting change      $   0.17   $   0.14   $   0.03      21%    $  0.32   $   0.28   $   0.04      14%
   Net income                                    $   0.17   $   0.14   $   0.03      21%    $  0.31   $   0.28   $   0.03      11%

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Our revenues from real estate operations increased $2.5 million or 9%, of which $2.8 million was generated by rental revenue, offset by a decrease in tenant recoveries and other revenue of $312,000. Included in this change are the following:

     - $3.0 million increase attributable to four properties acquired and six newly-constructed properties placed in service during 2000 and 2001;

     - $210,000 increase attributable to fees earned for other real estate services;

     - $404,000 decrease attributable to 76 office properties owned throughout both reporting periods due predominantly to a decrease in tenant recoveries and other revenue resulting mostly from a decrease in anticipated operating cost levels in 2001 compared to 2000 and a change in our tenant composition; and

     - $326,000 decrease attributable to properties sold during 2000 and 2001.

     Our expenses from real estate operations increased $2.4 million or 12% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $1.1 million or 15%. Included in this change is the following:

     - $700,000 increase attributable to four properties acquired and six newly-constructed properties placed in service during 2000 and 2001;

     - $522,000 increase attributable to 76 office properties owned throughout both reporting periods, $185,000 of which is due to increased expense associated with doubtful or uncollectible receivables; and

     -    $97,000 decrease attributable to properties sold during 2000 and 2001.

     Our interest expense and amortization of deferred financing costs increased $593,000 or 8% due primarily to a 10% increase in our average outstanding debt balance resulting predominantly from our 2000 and 2001 acquisitions and construction activity. Our depreciation and other amortization expense increased $650,000 or 15%, $507,000 of which is attributable to four properties acquired and six newly-constructed properties placed in service during 2000 and 2001.

     Our earnings from service operations increased $191,000 or 398% and our general and administrative expenses increased $169,000 or 15%. We also had a $1.5 million increase in our gain from sales of properties.

     As a result of the above factors, income before minority interests, income taxes, extraordinary items and cumulative effect of accounting change increased by $1.8 million or 31%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests increased $377,000 or 18% due primarily to an increase in the Operating Partnership's net income. Our income tax expense of $29,000 in the three months ended June 30, 2001 was due to our income from the service operations that reside in our taxable REIT subsidiary.

     Our income available to Common Shareholders increased $875,000 or 34% due to the factors discussed above combined with a $494,000 increase in Preferred Share dividends resulting from our Series D and Series E Preferred Share issuances, coupled with a $40,000 increase in extraordinary losses on early retirement of debt. Our diluted earnings per share on net income of $0.17 increased by $0.03 or 21%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Our revenues from real estate operations increased $6.3 million or 12%, of which $6.5 million was generated by rental revenue, offset by a decrease in tenant recoveries and other revenue of $185,000. Included in this change are the following:

     - $6.7 million increase attributable to four properties acquired and seven newly-constructed properties placed in service during 2000 and 2001;

     - $1.1 million increase attributable to fees earned for other real estate services;

     - $749,000 decrease attributable to 75 office properties owned throughout both reporting periods that includes the following:

           - $1.4 million decrease in tenant recoveries and other revenue resulting mostly from a decrease in anticipated operating cost levels in 2001 compared to 2000 and a change in our tenant composition and

           - $667,000 increase in rental revenue due primarily to additional lease cancellation revenue, increased occupancy at certain of our properties and increases in rental rates on renewed space; and

     - $539,000 decrease attributable to properties sold during 2000 and 2001.

     Our expenses from real estate operations increased $5.6 million or 15% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $2.0 million or 13%. Included in this change is the following:

     - $1.6 million increase attributable to four properties acquired and seven newly-constructed properties placed in service during 2000 and 2001;

     - $553,000 increase attributable to 75 office properties owned throughout both reporting periods, $169,000 of which is due to increased expense associated with doubtful or uncollectible receivables and $154,000 of which is due to increases in real estate taxes; and

     - $175,000 decrease attributable to properties sold during 2000 and 2001.

     Our interest expense and amortization of deferred financing costs increased $1.9 million or 13% due primarily to a 14% increase in our average outstanding debt balance resulting from our 2000 and 2001 acquisitions and construction activity. Our depreciation and other amortization expense increased $1.7 million or 21%, $1.1 million of which is attributable to four properties acquired and seven newly-constructed properties placed in service during 2000 and 2001.

     Our earnings from service operations decreased $185,000 and our general and administrative expenses increased $267,000 or 11%. We also had a $1.5 million increase in our gain from sales of properties.

     As a result of the above factors, income before minority interests, income taxes, extraordinary items and cumulative effect of accounting change increased by $2.0 million or 17%. Our income allocation to minority interests increased $312,000 or 7% due primarily to an increase in our Operating Partnership's net income. Our income tax benefit of $52,000 in 2001 was due to our losses from the service operations that reside in our taxable REIT subsidiary.

     Our income available to Common Shareholders increased $1.2 million or 23% due to the factors discussed above combined with a $255,000 increase in Preferred Share dividends resulting from our Series D and Series E Preferred Share issuances, combined with a $110,000 increase in extraordinary losses on early retirement of debt and a $174,000 loss due to the cumulative effect of an accounting change resulting from our adoption of Statement of Financial Accounting Standards No. 133 (discussed below). Our diluted earnings per share on net income of $0.31 increased by $0.03 or 11%.

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

     We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of August 8, 2001, the maximum amount available under our Revolving Credit Facility was $75.4 million, of which $21.0 million was unused. We had a $50.0 million line of credit with Prudential Securities Credit Corporation that expired in June 2001.

     As of June 30, 2001, we had $95.5 million in mortgage and other loans payable maturing in 2001. Included in these 2001 loan maturities is a $91.0 million loan that may be extended for a one-year period, subject to certain conditions. As of June 30, 2001, we were in compliance with the necessary conditions for us to extend this loan. We expect to repay the remaining balance of the 2001 loan maturities through a combination of borrowings from existing credit facilities and cash from operations.

     We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

     As discussed below, we acquired one office building on August 3, 2001. We were also under contract to acquire four office buildings located in Columbia, Maryland totaling 187,132 square feet for approximately $23.5 million. We have no other material contractual obligations as of June 30, 2001 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

     Mortgage and other loans payable at June 30, 2001 consisted of the following (dollars in thousands):


Deutsche Banc Alex. Brown, Term Credit Facility, LIBOR + 1.75%, maturing October 2001 (1)           $90,954
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                 81,410
Deutsche Banc Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004             53,230
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006                  58,596
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                               27,176
State Farm Life Insurance Company, 7.9%, maturing April 2008                                         25,916
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008                              21,150
Allstate Life Insurance Company, 6.93%, maturing July 2008                                           21,000
Transamerica Life Insurance and Annuity Company,  7.18%, maturing August 2009                        18,738
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                         17,486
IDS Life Insurance Company, 7.9%, maturing March 2008                                                13,556
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006                   7,919
Summit Bank, LIBOR + 1.75%, maturing February 2003                                                    6,785
Allfirst Bank, LIBOR + 1.75%, maturing  July 2002 (2)                                                 6,500
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2002 (3)                                     6,018
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                             5,957
Bank of America, LIBOR + 1.75, maturing December 2002 (4)                                             5,081
Citibank Federal Savings Bank, 6.93%, maturing July 2008                                              5,000
Bank of America, LIBOR + 1.75%, maturing September 2001                                               2,000
Seller loan, 8.0%, maturing May 2007                                                                  1,527
                                                                                                  ---------
                                                                                                  $ 475,999
                                                                                                  =========


(1) May be extended for a one-year period, subject to certain conditions.
(2) May be extended for a one-year period, subject to certain conditions.
(3) Construction loan with a total commitment of $11,855. Loan may be extended for a one-year period subject to certain conditions.
(4) Construction loan with a total commitment of $15,750. Loan may be extended for a one-year period, subject to certain conditions.


INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2001:

     During the six months ended June 30, 2001, we acquired for $15.5 million two office buildings totaling 110,675 square feet and a 30,855 square foot office building undergoing redevelopment. These acquisitions were financed by using $15.1 million in borrowings from our Revolving Credit Facility and cash reserves for the balance.

     During the six months ended June 30, 2001, we completed the construction of one office building totaling 78,460 square feet. Costs incurred on this building through June 30, 2001 totaled $13.7 million. We borrowed $6.5 million under a construction loan facility which was repaid on April 6, 2001. The balance of the costs was funded primarily using proceeds from our Revolving Credit Facility and cash from operations.

     As of June 30, 2001, we had construction activities underway on 6 new buildings totaling 532,000 square feet that were 47.2% pre-leased. Estimated costs upon completion for these projects total approximately $89.1 million. Costs incurred on these buildings through June 30, 2001 totaled $48.7 million. We have construction loan facilities in place totaling $61.9 million to finance the construction of four of these projects. Borrowings under these facilities totaled $15.5 million at June 30, 2001. We also used borrowings from our Revolving Credit Facility and proceeds from debt refinancings to fund these activities. In addition, we used $9.6 million in contributions from joint venture partners to finance the construction of two of these buildings.

     During the six months ended June 30, 2001, our investments in unconsolidated real estate joint ventures increased by $8.4 million primarily due to our investment in five new joint ventures: Airport Square Partners, LLC, MOR Montpelier LLC, Airport Square XXII, LLC, Gateway 70 LLC and MOR Forbes LLC.

     During the six months ended June 30, 2001, we sold an office building for $11.5 million. The net proceeds from this sale after property level debt repayment and transaction costs totaled $3.8 million, all of which was applied to our cash reserves.

     During the six months ended June 30, 2001, we borrowed $119.5 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

-    $94.8 million to repay other loans and
-    the balance to finance construction activities and fund cash reserves.

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

INVESTING AND FINANCING ACTIVITIES SUBSEQUENT TO THE SIX MONTHS ENDED JUNE 30, 2001:

     In August 2001, we acquired one office building for a purchase price of $11.3 million. This acquisition was financed by:

     -    using $7.0 million in proceeds under our Revolving Credit Facility and

     - using cash reserves for the balance most of which were derived from the sale of an office building in June 2001.

     Also in August 2001, we obtained a $16.0 million mortgage loan payable with Allstate Life Insurance Company. The loan has a six-year term and carries a fixed interest rate of 7.14%. The proceeds from this loan were used to pay down our Revolving Credit Facility.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $22.6 million for the six months ended June 30, 2001, an increase of $2.2 million from the six months ended June 30, 2000. Our increase in cash flows from operating activities is due primarily to income generated from our newly acquired and newly constructed properties. Our net cash flow used in investing activities for the six months ended June 30, 2001 increased $13.2 million from the six months ended June 30, 2000 due primarily to $8.2 million invested in unconsolidated real estate joint ventures and $6.2 million in real estate loans made during the six months ended June 30, 2001. Our net cash flow provided by financing activities for the six months ended June 30, 2001 increased $10.8 million from the six months ended June 30, 2000 due primarily to a $41.9 million increase in proceeds from mortgage and other loans payable and $38.8 million in proceeds from the issuance of our Series D and Series E Preferred Shares in 2001 offset by a $69.7 million increase in repayments of mortgage and other loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, although we have included gains from the sales of properties to the extent such gains related to redevelopment services provided. Further, if the conversion of securities into Common Shares is dilutive, we exclude any GAAP income allocated to these securities in computing FFO. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and six months ended June 30, 2001 and 2000 are summarized in the following table:

(Dollar and shares for this table are in thousands)


                                                                   For the three months           For the six months
                                                                      ended June 30,                ended June 30,
                                                               ---------------------------    -------------------------
                                                                   2001           2000            2001         2000
                                                               -------------  ------------    ------------  -----------
Income before minority interests, income taxes,
  extraordinary item and cumulative effect of
  accounting change ................................             $ 7,622       $ 5,807        $13,635         $11,646

Add:  Real estate related depreciation and
  amortization......................................               4,933         4,284          9,738           8,134
Less: Preferred Unit distributions..................                (572)         (548)        (1,144)         (1,096)
Less: Preferred Share dividends.....................              (1,613)       (1,119)        (2,494)         (2,239)
Less: Minority interests in other consolidated
  entities..........................................                 (58)           (4)           (54)            (11)
Less: Gain on sales of properties excluding
  redevelopment portion (1).........................                (416)          (57)          (416)            (57)
Income tax (expense) benefit, gross.................                 (44)           --             78              --
                                                                 -------       -------        -------         -------
Funds from operations...............................               9,852         8,363         19,343          16,377
Add: Preferred Unit distributions...................                 572           548          1,144           1,096
Add: Convertible Preferred Share dividends..........                 136           339            236             677
Funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units
  and Preferred Shares..............................              10,560         9,250         20,723          18,150
Less: Straight line rent adjustments................                (816)         (693)        (1,506)         (1,435)
Less: Recurring capital improvements................              (1,153)         (923)        (2,269)         (1,652)
                                                                 -------       -------        -------         -------
Adjusted funds from operations assuming conversion of
  share options, Common Unit warrants, Preferred Units
  and Preferred Shares .............................             $ 8,591       $ 7,634        $16,948         $15,063
                                                                 =======       =======        =======         =======

Weighted average Common Shares......................              20,077        18,014         20,034          17,684
Conversion of weighted average Common Units.........               9,335         9,556          9,361           9,918
                                                                 -------       -------        -------         -------
Weighted average Common Shares/Units................              29,412        27,570         29,395          27,602
Assumed conversion of share options.................                 334           181            287             119
Assumed conversion of Common Unit warrants..........                  --           476             --             476
Conversion of weighted average convertible
  Preferred Shares..................................               1,197         1,845          1,038           1,845
Conversion of weighted average Preferred Units......               2,421         2,321          2,421           2,321
                                                                 -------       -------        -------         -------
Weighted average Common Shares/Units assuming
  conversion of share options, Common Unit warrants,
  Preferred Units and Preferred Shares..............              33,364        32,393         33,141          32,363
                                                                 =======       =======        =======         =======


(1) A portion of the gain from the sale of an office building in June 2001 is included in FFO since it related to redevelopment services performed on the property.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of June 30, 2001, 64.2% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at June 30, 2001 (dollars in thousands):



                                    For the Period Ended December 31,
                       ------------------------------------------------------------
                        2001 (1)       2002 (2)     2003         2004         2005      Thereafter      Total        FV
----------------------------------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate             $  2,400      $  5,191      $  5,591     $ 31,564     $ 22,191     $238,494     $305,431     $308,623
Average interest rate      7.44%         7.43%         7.43%        7.45%        7.46%        7.24%        7.37%
Variable rate          $ 93,092      $ 17,875      $  6,371     $ 53,230     $     --     $     --     $170,568     $170,568
Average interest rate      6.03%         6.02%         6.18%        6.33%          --           --         6.05%


(1) Includes $90.9 million maturity in October that may be extended for a one-year period, subject to certain conditions.

(2) Includes $12.2 million in maturities in July that may be extended for one-year terms, subject to certain conditions. Also includes a $5.1 million maturity in December that may be extended for a one-year period, subject to certain conditions.

     The following table sets forth derivative contracts we had in place as of June 30, 2001 and their respective fair values ("FV"):



                          Notional
      Nature of            Amount         One-Month     Effective  Expiration    FV at 6/30/01
     Derivative         (in millions)    LIBOR base       Date       Date       (in thousands)
--------------------    -------------   -------------  ----------- ----------  -----------------
Interest rate cap         $  50.0           7.70%      5/25/00      5/31/02      $    --
Interest rate cap            50.0           7.00%      9/13/00     10/13/01           --
Interest rate cap            25.0           7.00%     10/17/00     10/13/01           --
Interest rate swap          100.0           5.76%       1/2/01      1/2/03        (2,232)
                                                                                 --------
Total                                                                            $(2,232)
                                                                                 ========


     Based on our variable rate debt balances, during the six months ended June 30, 2001, our interest expense would have increased $639,000 if interests rates were 1% higher.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not currently involved in any material litigation nor, to the best of our knowledge, is any material litigation currently threatened against us (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

ITEM 2.  CHANGES IN SECURITIES

a.       N/A

b.       N/A

c.

On April 20, 2001, 50,000 of our Common Units were converted to 50,000 Common Shares. The issuance of these Common Shares was exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended.

On May 23, 2001, 30,519 of our Common Units were converted to 30,519 Common Shares. The issuance of these Common Shares was exempt from registration under
Section 4 (2) of the Securities Act of 1933, as amended.

d.   N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      Meeting type and date              Annual Meeting of Shareholders held on May 17, 2001

         (b)      N/A

         (c)      Description of each matter voted
                  on at meeting

         Resolution to amend our 1998 Long Term      Results of votes:
         Incentive Plan to increase the number of       For                                       13,471,858
         issuable shares under the plan.                Against or withheld                        1,851,176
                                                        Abstentions and broker non-votes              67,808


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:


         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
          2.1.1    Contribution Agreement between the Company and the Operating
                   Partnership and certain Constellation affiliates (filed as
                   Exhibit A of the Company's Schedule 14A Information on June
                   26, 1998 and incorporated herein by reference).





         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
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




         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
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

          4.4.5    Sixth Amendment to Second Amended and Restated Limited
                   Partnership Agreement of the Operating Partnership, dated
                   April 3, 2001 (filed with the Company's Current Report on Form
                   8-K dated March 30, 2001and incorporated herein by reference).

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




         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
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




         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
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




         EXHIBIT
           NO.                         DESCRIPTION
         -------   ------------------------------------------------------------
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


c. We filed the following Current Reports on Form 8-K in the second quarter of the year ended December 31, 2001:

Item 5 and dated April 4, 2001 that was filed in connection with our entry into an underwriting agreement with several firms for the public offering of our Series E Preferred Shares.

Item 7 and Item 9 dated April 25, 2001 that was filed in connection with our release of earnings on April 25, 2001. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE OFFICE PROPERTIES TRUST


Date: August 10, 2001            By:   /s/ Randall M. Griffin
                                       -----------------------------------------
                                       Randall M. Griffin
                                       President and Chief Operating Officer


Date: August 10, 2001            By:   /s/ Roger A. Waesche, Jr.
                                       -----------------------------------------
                                       Roger A. Waesche, Jr.
                                       Senior Vice President and Chief Financial
                                       Officer