Form 10-Q
period 2001-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2001-11-13
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

                         Commission file number 0-20047

                        CORPORATE OFFICE PROPERTIES TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                               23-2947217
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

8815 CENTRE PARK DRIVE, SUITE 400, COLUMBIA MD                      21045
----------------------------------------------                    ----------
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (410) 730-9092
                    ----------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|    No |_|



On November 8, 2001, 20,779,981 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements:
         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000                                              3
         Consolidated Statements of Operations for the three and nine
           months ended September 30, 2001 and 2000 (unaudited)               4
         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000  (unaudited)                           5
         Notes to Consolidated Financial Statements                           6
Item 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         20
Item 3:  Quantitative and Qualitative Disclosures About Market Risk          29

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                   30
Item 2:  Changes in Securities                                               30
Item 3:  Defaults Upon Senior Securities                                     30
Item 4:  Submission of Matters to a Vote of Security Holders                 30
Item 5:  Other Information                                                   30
Item 6:  Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                   36

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              September 30,   December 31,
                                                                                  2001           2000
                                                                              -------------   ------------
                                                                               (unaudited)
ASSETS
Investment in real estate:
  Operating properties, net                                                     $ 793,902       $ 711,413
  Projects under construction or development                                       57,367          36,558
                                                                                ---------       ---------
  Total commercial real estate properties, net                                    851,269         747,971
  Investments in and advances to unconsolidated real estate joint
    ventures                                                                        8,005           3,616
                                                                                ---------       ---------
  Investment in real estate, net                                                  859,274         751,587
Cash and cash equivalents                                                           7,881           4,981
Restricted cash                                                                     4,116           2,703
Accounts receivable, net                                                            4,720           3,245
Investment in and advances to other unconsolidated entities                         1,939           6,124
Deferred rent receivable                                                           10,511           8,644
Deferred charges, net                                                              16,561          12,905
Prepaid and other assets                                                            8,145           4,501
Furniture, fixtures and equipment, net                                              1,699             147
                                                                                ---------       ---------
TOTAL ASSETS                                                                    $ 914,846       $ 794,837
                                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage and other loans payable                                              $ 508,715       $ 474,349
  Accounts payable and accrued expenses                                             8,923          10,227
  Rents received in advance and security deposits                                   4,319           3,883
  Dividends and distributions payable                                               8,346           7,090
  Fair value of derivatives                                                         3,894            --
  Other liabilities                                                                11,082            --
                                                                                ---------       ---------
Total liabilities                                                                 545,279         495,549
                                                                                ---------       ---------
Minority interests:
  Preferred Units in the Operating Partnership                                     24,367          24,367
  Common Units in the Operating Partnership                                        80,720          81,069
  Other consolidated partnerships                                                     231             124
                                                                                ---------       ---------
Total minority interests                                                          105,318         105,560
                                                                                ---------       ---------
Commitments and contingencies (Note 14)
Shareholders' equity:
  Preferred Shares ($0.01 par value; 5,000,000 shares authorized);
    40,693 designated as Series A Convertible Preferred Shares of                    --              --
      beneficial interest (1 share issued)
    1,725,000 designated as Series B Cumulative Redeemable Preferred
      Shares of beneficial interest (1,250,000 shares issued with an
      aggregate liquidation preference of $31,250)                                     13              12
    544,000 designated as Series D Cumulative Convertible Redeemable
      Preferred Shares of beneficial interest (544,000 shares issued with an aggregate liquidation preference of $13,600 at
      September 30, 2001)                                                               5            --
    1,265,000 designated as Series E Cumulative Redeemable Preferred
      Shares of beneficial interest (1,150,000 shares issued with an
      aggregate liquidation preference of $28,750 at September 30, 2001)               11            --
    1,425,000 designated as Series F Cumulative Redeemable Preferred
      Shares of beneficial interest (1,425,000 shares issued with a
      liquidation preference of $35,625 at September 30, 2001)                         14            --
  Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 20,756,647 at September 30,
    2001 and 20,575,936 at December 31, 2000)                                         208             206
  Additional paid-in capital                                                      284,834         209,388
  Cumulative dividends in excess of net income                                    (13,618)        (11,064)
  Value of unearned restricted Common Share grants                                 (3,229)         (3,399)
  Treasury Shares, at cost (166,600 shares)                                        (1,415)         (1,415)
  Accumulated other comprehensive loss                                             (2,574)           --
                                                                                ---------       ---------
Total shareholders' equity                                                        264,249         193,728
                                                                                ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 914,846       $ 794,837
                                                                                =========       =========

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  For the three months ended,   For the nine months ended,
                                                                           September 30,               September 30,
                                                                  ---------------------------   --------------------------
                                                                      2001           2000           2001           2000
                                                                    --------       --------       --------       --------
Real Estate Operations:
Revenues
  Rental revenue                                                    $ 29,011       $ 23,980       $ 80,590       $ 69,040
  Tenant recoveries and other revenue                                  3,754          4,059         10,787         11,277
                                                                    --------       --------       --------       --------
    Revenue from real estate operations                               32,765         28,039         91,377         80,317
                                                                    --------       --------       --------       --------
Expenses
  Property operating                                                   9,656          8,050         26,680         23,095
  Interest                                                             8,342          7,850         24,298         22,188
  Amortization of deferred financing costs                               397            349          1,326            966
  Depreciation and other amortization                                  5,252          4,295         15,109         12,475
                                                                    --------       --------       --------       --------
    Expenses from real estate operations                              23,647         20,544         67,413         58,724
                                                                    --------       --------       --------       --------
Earnings from real estate operations before equity in income
  of unconsolidated real estate joint ventures                         9,118          7,495         23,964         21,593
Equity in income of unconsolidated real estate joint ventures             27           --              181           --
                                                                    --------       --------       --------       --------
Earnings from real estate operations                                   9,145          7,495         24,145         21,593
                                                                    --------       --------       --------       --------
Service operations:
  Revenues                                                               862           --            3,038           --
  Expenses                                                            (1,138)          --           (3,382)          --
  Equity in loss of unconsolidated Service Companies                    (102)          (111)          (220)          (112)
                                                                    --------       --------       --------       --------
Losses from service operations                                          (378)          (111)          (564)          (112)
                                                                    --------       --------       --------       --------
General and administrative expense                                    (1,347)        (1,319)        (4,122)        (3,827)
                                                                    --------       --------       --------       --------
Income before gain on sales of properties, minority interests, income taxes, extraordinary item and cumulative effect of
  accounting change                                                    7,420          6,065         19,459         17,654
Gain on sales of properties                                             --             --            1,596             57
                                                                    --------       --------       --------       --------
Income before minority interests, income taxes, extraordinary
  item and cumulative effect of accounting change                      7,420          6,065         21,055         17,711
Minority interests:
  Common Units in the Operating Partnership                           (1,700)        (1,732)        (5,072)        (4,867)
  Preferred Units in the Operating Partnership                          (572)          (572)        (1,716)        (1,668)
  Other consolidated entities                                             (7)            (6)           (61)           (17)
                                                                    --------       --------       --------       --------
Income before income taxes, extraordinary item and cumulative
  effect of accounting change                                          5,141          3,755         14,206         11,159
Income tax benefit, net of minority interests                             81           --              133           --
                                                                    --------       --------       --------       --------
Income before extraordinary item and cumulative effect
  of accounting change                                                 5,222          3,755         14,339         11,159
Extraordinary item-loss on early retirement of debt, net of
  minority interests                                                    --              (70)          (136)          (112)
                                                                    --------       --------       --------       --------
Income before cumulative effect of accounting change                   5,222          3,685         14,203         11,047
Cumulative effect of accounting change, net of minority
  interests                                                             --             --             (174)          --
                                                                    --------       --------       --------       --------
NET INCOME                                                             5,222          3,685         14,029         11,047
Preferred Share dividends                                             (1,830)          (781)        (4,324)        (3,020)
                                                                    --------       --------       --------       --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $  3,392       $  2,904       $  9,705       $  8,027
                                                                    ========       ========       ========       ========
BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
    accounting change                                               $   0.17       $   0.15       $   0.50       $   0.44
  Extraordinary item                                                    --             --            (0.01)          --
  Cumulative effect of accounting change                                --             --            (0.01)          --
                                                                    --------       --------       --------       --------
  Net income                                                        $   0.17       $   0.15           0.48       $   0.44
                                                                    --------       --------       --------       --------
DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary item and cumulative effect of
    accounting change                                               $   0.16       $   0.15       $   0.48       $   0.43
  Extraordinary item                                                    --            (0.01)          --            (0.01)
  Cumulative effect of accounting change                                --             --            (0.01)          --
                                                                    --------       --------       --------       --------
  Net income                                                        $   0.16       $   0.14       $   0.47       $   0.42
                                                                    ========       ========       ========       ========

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    For the nine months ended
                                                                          September 30,
                                                                    -------------------------
                                                                       2001           2000
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $  14,029       $  11,047
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority interests                                                6,760           6,513
      Depreciation and other amortization                              15,109          12,475
      Amortization of deferred financing costs                          1,326             966
      Equity in loss of unconsolidated entities                            39             112
      Gain on sales of properties                                      (1,596)            (57)
      Extraordinary item - loss on early retirement of debt               206             151
      Cumulative effect of accounting change                              263            --
      Increase in deferred rent receivable                             (2,184)         (3,311)
      Increase in accounts receivable, restricted cash and
        prepaid and other assets                                       (1,822)         (3,394)
      Increase in accounts payable, accrued expenses, rents
        received in advance and security deposits                       1,098           2,532
      Other                                                             1,130            --
                                                                    ---------       ---------
        Net cash provided by operating activities                      34,358          27,034
                                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of and additions to commercial real estate
    properties                                                        (66,604)        (49,120)
  Proceeds from sales of rental properties                              3,797             602
  Investments in and advances to unconsolidated real estate
    joint ventures                                                    (15,043)         (8,606)
  Cash from acquisition of real estate joint venture                      688            --
  Cash from acquisition of Service Companies                              568            --
  Investments in and advances to other unconsolidated entities           (564)           (525)
  Leasing commissions paid                                             (2,767)         (5,730)
  Advances to certain real estate joint ventures                       (1,488)           --
  Other                                                                  (473)         (2,671)
                                                                    ---------       ---------
        Net cash used in investing activities                         (81,886)        (66,050)
                                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgage and other loans payable                      120,960          95,818
  Repayments of mortgage and other loans payable                     (119,452)        (33,496)
  Deferred financing costs paid                                        (3,439)         (1,212)
  Increase in other liabilities                                         1,472            --
  Purchase of Treasury Shares                                            --            (1,415)
  Net proceeds from issuance of Preferred Shares                       72,623            --
  Net proceeds from issuance of Common Shares                             424             265
  Net proceeds from issuance of share options                             601             171
  Dividends paid                                                      (15,427)        (13,493)
  Distributions paid                                                   (7,334)         (6,739)
                                                                    ---------       ---------
        Net cash provided by financing activities                      50,428          39,899
                                                                    ---------       ---------
Net increase in cash and cash equivalents                               2,900             883

CASH AND CASH EQUIVALENTS
  Beginning of period                                                   4,981           2,376
                                                                    ---------       ---------
  End of period                                                     $   7,881       $   3,259
                                                                    =========       =========

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of September 30, 2001, our portfolio included 97 office properties, including one owned through a joint venture.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). Prior to January 1, 2001, the Operating Partnership owned the principal economic interest in COMI but owned only 1% of COMI's voting stock (see Note 7). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2001 follows:

                                                          % Owned by
                                                             COPT
                                                          ----------
     Common Units                                              66%
     Series A Preferred Units                                 100%
     Series B Preferred Units                                 100%
     Series C Preferred Units                                   0%
     Series D Preferred Units                                 100%
     Series E Preferred Units                                 100%
     Series F Preferred Units                                 100%

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

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     We make estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters, including:

o the reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements;
o the disclosure of contingent assets and liabilities at the dates of the financial statements; and
o the reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

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

ACCOUNTING FOR CERTAIN REAL ESTATE JOINT VENTURES

     We contributed parcels of land into two real estate joint ventures. Each of these joint ventures is engaged in the construction of an office building. In exchange for the contributions of land, we received joint venture interests and $9.6 million in cash. In each case, we have an option to acquire the joint venture partners' interests for a pre-determined purchase price over a limited period of time. We account for our interests in these joint ventures as follows:

o the costs associated with these land parcels at the time of their respective contributions are reported as projects under construction or development on our Consolidated Balance Sheets;
o the cash received from these joint ventures in connection with the land contributions is reported as other liabilities on our Consolidated Balance Sheets. These liabilities are being accreted towards the pre-determined purchase price over the period in which we have an option to acquire the joint venture partners' interests. We also report interest expense in connection with the accretion of these liabilities; and

o as construction of the buildings on these land parcels is completed and operations commence, we report 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." We adopted this standard beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the balance sheet at fair value with the offset to:

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

     The following table sets forth derivative contracts we had in place as of September 30, 2001 and their respective fair values ("FV"):


                       Notional
    Nature of           Amount       One-Month   Effective   Expiration     FV at
   Derivative        (in millions)   LIBOR base    Date         Date       9/30/01
   ----------        -------------   ----------  ---------   ----------    -------
Interest rate cap      $  50.0         7.70%       5/25/00      5/31/02      $  --
Interest rate cap         50.0         7.00%       9/13/00     10/13/01         --
Interest rate cap         25.0         7.00%      10/17/00     10/13/01         --
Interest rate swap       100.0         5.76%        1/2/01       1/2/03      (3,894)
                                                                            -------
Total                                                                       $(3,894)
                                                                            =======

     We have designated each of these derivatives as cash flow hedges. At September 30, 2001, the interest rate swap is effective while the interest rate caps are not effective. At adoption on January 1, 2001, we reduced AOCL and minority interests in total by $246 as a cumulative effect adjustment to recognize the net fair value of our interest rate swap contract on that date. We also recognized an unrealized loss of $263 ($174 net of minority interests' portion) on the book value associated with these derivatives at January 1, 2001; this loss is reported as a cumulative effect of an accounting change on our Consolidated Statements of Operations.

     During the nine months ended September 30, 2001, we reduced AOCL and minority interests in total by an additional $3,645 to recognize the decrease in the fair value of the interest rate swap during that period. We also recognized an unrealized loss of $9 to recognize the change in the fair value of the interest rate caps; this loss is included in tenant recoveries and other revenue on the Consolidated Statements of Operations.

     Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next twelve months, we expect to reclassify to earnings an estimated $3.1 million of the balances held in AOCL and minority interests.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (dollars and shares in thousands, except per share data):

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                             ----------------------       -----------------------
                                                               2001          2000           2001           2000
                                                             --------      --------       --------       --------
Numerator:
Net income available to Common Shareholders                  $  3,392      $  2,904       $  9,705       $  8,027
Add: Cumulative effect of accounting change, net                 --            --              174           --
Add: Extraordinary item, net                                     --              70            136            112
                                                             --------      --------       --------       --------
Numerator for basic earnings per share before
  extraordinary item and cumulative effect of
  accounting change                                             3,392         2,974         10,015          8,139
Add: Series D Preferred Share dividends                           136          --              372           --
Add: Expense on dilutive options                                    5          --             --             --
                                                             --------      --------       --------       --------
Numerator for diluted earnings per share before
  extraordinary item and cumulative effect of
  accounting change                                             3,533         2,974         10,387          8,139
Less: Extraordinary item, net                                    --             (70)          (136)          (112)
                                                             --------      --------       --------       --------
Numerator for diluted earnings per share for net income
  before cumulative effect of accounting change                 3,533         2,904         10,251          8,027
Less: Cumulative effect of accounting change, net                --            --             (174)          --
                                                             --------      --------       --------       --------
Numerator for diluted earnings per share for net income      $  3,533      $  2,904       $ 10,077       $  8,027
                                                             ========      ========       ========       ========
Denominator (all weighted averages):
Common Shares - basic                                          20,141        19,934         20,070         18,439
Assumed conversion of share options                               481           239            343            146
Assumed conversion of Common Unit warrants                       --            --             --              316
Conversion of Series D Preferred Shares                         1,197          --            1,091           --
                                                             --------      --------       --------       --------
Denominator for diluted earnings per share                     21,819        20,173         21,504         18,901
                                                             ========      ========       ========       ========
Basic earnings per Common Share:
  Income before extraordinary item and cumulative
    effect of accounting change                              $   0.17      $   0.15       $   0.50       $   0.44
  Extraordinary item                                             --            --            (0.01)          --
  Cumulative effect of accounting change                         --            --            (0.01)          --
                                                             --------      --------       --------       --------
  Net income                                                 $   0.17      $   0.15       $   0.48       $   0.44
                                                             ========      ========       ========       ========
Diluted earnings per Common Share:
  Income before extraordinary item and cumulative
    effect of accounting change                              $   0.16      $   0.15       $   0.48       $   0.43
  Extraordinary item                                             --           (0.01)          --            (0.01)
  Cumulative affect of accounting change                         --            --            (0.01)          --
                                                             --------      --------       --------       --------
  Net income                                                 $   0.16      $   0.14       $   0.47       $   0.42
                                                             ========      ========       ========       ========

     Our diluted EPS computation for the three and nine months ended September 30, 2001 only assumes conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") because conversions of Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in those periods. Our diluted EPS computation for the three months ended September 30, 2000 only assumes conversion of share options and our diluted EPS computation for the nine months ended September 30, 2000 only assumes conversion of share options and Common Unit Warrants because conversions of Series A Convertible Preferred Shares, Preferred Units and Common Units would increase diluted EPS in those periods.

RECLASSIFICATION

     We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS 133"). We adopted this standard beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. See section above entitled "Derivatives" for further discussion of this pronouncement.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 142 and assessing the impact of adoption.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. SFAS No. 144 is effective January 1, 2002. We are currently reviewing the provisions of this standard and assessing the impact of adoption.

NOTE 4   COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consisted of the following:

                                      September 30,    December 31,
                                          2001             2000
                                      -------------    ------------
Land                                    $ 157,789       $ 140,018
Buildings and improvements                682,474         604,666
                                        ---------       ---------
                                          840,263         744,684
Less: accumulated depreciation            (46,361)        (33,271)
                                        ---------       ---------
                                        $ 793,902       $ 711,413
                                        =========       =========

     Projects under construction or development consisted of the following:

                                      September 30,    December 31,
                                          2001             2000
                                      -------------    ------------
Land                                      $23,507         $19,069
Construction in progress                   33,860          17,489
                                          -------         -------
                                          $57,367         $36,558
                                          =======         =======

2001 ACQUISITIONS

We acquired the following properties during the nine months ended September 30, 2001:

                                                              Number      Total
                                                 Date of        of       Rentable     Initial
   Project Name                Location        Acquisition   Buildings  Square Feet     Cost
   ------------                --------        -----------   ---------  -----------   -------

State Farm Properties (1)     Columbia, MD        5/14/01        3        141,530     $15,502
Airport Square Partners
  Properties (2)              Linthicum, MD        7/2/01        5        314,594      33,836
Airport Square I              Linthicum, MD        8/3/01        1         97,161      11,465
Gateway 63 Properties         Columbia, MD        8/30/01        4        187,132      23,827

(1)  Includes a 30,855 square foot office building undergoing redevelopment.
(2) On March 7, 2001, we acquired a 40% interest in Airport Square Partners, LLC. On March 21, 2001, this joint venture acquired five office buildings for $33,617. We accounted for this investment using the equity method of accounting until July 2, 2001, when we acquired the remaining 60% interest in Airport Square Partners, LLC. The amount reported on the table above is the recorded cost of the five office buildings upon completion of these transactions.

     We also acquired two parcels of land located in Oxon Hill, Maryland that are contiguous to one of our existing operating properties for $469 on July 30, 2001 from an affiliate of Constellation Real Estate, Inc. ("Constellation"). Constellation owned 43% of our Common Shares and controlled two of the nine positions on our Board of Trustees at September 30, 2001.

2001 CONSTRUCTION/DEVELOPMENT

     During the nine months ended September 30, 2001, we completed the construction of one office building totaling 78,460 square feet located in Columbia, Maryland.

     As of September 30, 2001, we had construction underway on six buildings in the Baltimore/Washington Corridor, including one building which is 52% complete that commenced operations in September 2001.

2001 DISPOSITION

     We sold a 65,277 square foot office building located in Cranbury, New Jersey for $11,525 on June 18, 2001. We realized a gain of $1,596 on the sale of this property.

NOTE 5 INVESTMENTS IN UNCONSOLIDATED REAL ESTATE JOINT VENTURES

     During 2001, we acquired interests in the following newly organized joint ventures:

o 80% interest in MOR Montpelier LLC, which completed the construction of a 43,785 square foot office building in Columbia, Maryland, on February 1, 2001;
o 40% interest in Airport Square Partners, LLC, which owns five office buildings in Linthicum, Maryland, on March 7, 2001. We acquired the remaining 60% interest in this joint venture on July 2, 2001, at which time the entity became a consolidated subsidiary (see Note 4);
o 80% interest in Gateway 70 LLC, which is developing a parcel of land located in Columbia, Maryland, on April 5, 2001;
o 40% interest in Airport Square XXII, LLC, which is developing a parcel of land located in Linthicum, Maryland, on May 3, 2001; and
o 80% interest in MOR Forbes LLC, which is constructing a 55,000 square foot office property in Lanham, Maryland, on May 18, 2001.

     Our investment in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and included the following:

                           September 30,       December 31,
                               2001                2000
                           ------------        ------------
Gateway 67, LLC               $3,831              $3,616
Gateway 70 LLC                 2,283                --
MOR Montpelier LLC               963                --
MOR Forbes LLC                   920                --
Airport Square XXII, LLC           8                --
                              ------              ------
                              $8,005              $3,616
                              ======              ======

NOTE 6 ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $201 at September 30, 2001 and $74 at December 31, 2000.

NOTE 7 INVESTMENT IN AND ADVANCES TO OTHER UNCONSOLIDATED ENTITIES

     From September 1998 through December 2000, the Operating Partnership owned 95% of the capital stock in COMI, including 1% of the voting common stock. COMI provided us with asset management, managerial, financial and legal support during that time period. On January 1, 2001, we acquired all of the stock in COMI which we did not previously own for $26 and all of COMI's employees became employees of the Operating Partnership. We accounted for the acquisition of COMI using the purchase method of accounting. We also elected to have COMI treated as a taxable REIT subsidiary ("TRS") under the REIT Modernization Act effective January 1, 2001.

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

     Our investment in and advances to other unconsolidated entities included the following:

                                            September 30,        December 31,
                                                2001                2000
                                            -------------        ------------
Investment in MediTract, LLC                   $1,621              $1,621
Investment in Paragon                             318                --
Total investment in the Service Companies        --                 4,503(1)
                                               ------              ------
                                               $1,939              $6,124
                                               ======              ======

(1) Our total investment in the Service Companies at December 31, 2000 included a $2,005 note receivable and $2,001 in advances receivable.

NOTE 8 DEFERRED CHARGES

     Deferred charges consisted of the following:

                                 September 30,       December 31,
                                     2001                2000
                                 -------------       ------------
Deferred leasing costs             $ 12,524            $ 10,800
Deferred financing costs              9,051               6,108
Deferred other                        1,975                --
                                   --------            --------
                                     23,550              16,908
Accumulated amortization             (6,989)             (4,003)
                                   --------            --------
Deferred charges, net              $ 16,561            $ 12,905
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

     In September 2001, we completed the sale of 1,425,000 Series F Cumulative Redeemable Preferred Shares of beneficial interest (the "Series F Preferred Shares") to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25 per share at our option on or after October 15, 2006. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.46875 per share, which is equal to 9.875% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,425,000 Series F Preferred Units. The Series F Preferred Units carry terms that are substantially the same as the Series F Preferred Shares.

     On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers. The forfeiture restrictions of specified percentages of these shares lapse annually through 2004 upon the Company's attainment of defined earnings or shareholder return growth targets. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 72,646 of these shares, including 48,428 shares that lapsed through September 30, 2001.

     In July 2001, we issued 23,000 Common Shares subject to forfeiture restrictions to an officer. The forfeiture restrictions lapse annually through 2005 as the officer remains employed by us. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 4,600 of these shares in 2001.

     We issued 77,192 Common Shares in connection with the exercise of share options in 2001.

     A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the nine months ended September 30, 2001 follows:

Balance, December 31, 2000                                 $  --
Cumulative effect adjustment on January 1, 2001 for
  unrealized loss on interest rate swap, net of
  minority interests                                          (163)
Unrealized loss on interest rate swap for nine months
  ended September 30, 2001, net of minority interests       (2,411)
                                                           -------
Balance, September 30, 2001                                $(2,574)
                                                           =======

NOTE 10 DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends/distributions for the nine months ended September 30, 2001:

                                                                           Dividend/
                                                                          Distribution      Total
                                                                              Per          Dividend/
                                   Record Date           Payable Date      Share/Unit    Distribution
                                   -----------           ------------     ------------   ------------
Series B Preferred Shares:
  Fourth Quarter 2000           December 29, 2000      January 16, 2001    $  0.625         $  781
  First Quarter 2001            March 31, 2001         April 16, 2001      $  0.625         $  781
  Second Quarter 2001           June 29, 2001          July 16, 2001       $  0.625         $  781
  Third Quarter 2001            September 28, 2001     October 15, 2001    $  0.625         $  781

Series D Preferred Shares:
  First Quarter 2001            March 31, 2001         April 16, 2001      $ 0.2222         $  121
  Second Quarter 2001           June 29, 2001          July 16, 2001       $ 0.2500         $  136
  Third Quarter 2001            September 28, 2001     October 15, 2001    $ 0.2500         $  136

Series E Preferred Shares:
  Second Quarter 2001           June 29, 2001          July 16, 2001       $ 0.7047         $  810
  Third Quarter 2001            September 28, 2001     October 15, 2001    $ 0.6406         $  737

Series F Preferred Shares:
  Third Quarter 2001            September 28, 2001     October 15, 2001    $0.21944         $  313

Common Shares:
  Fourth Quarter 2000           December 29, 2000      January 16, 2001    $   0.20         $3,990
  First Quarter 2001            March 31, 2001         April 16, 2001      $   0.20         $4,003
  Second Quarter 2001           June 29, 2001          July 16, 2001       $   0.20         $4,023
  Third Quarter 2001            September 28, 2001     October 15, 2001    $   0.21         $4,233

Series C Preferred Units:
  Fourth Quarter 2000           December 29, 2000      January 16, 2001    $ 0.5625         $  572
  First Quarter 2001            March 31, 2001         April 16, 2001      $ 0.5625         $  572
  Second Quarter 2001           June 29, 2001          July 16, 2001       $ 0.5625         $  572
  Third Quarter 2001            September 28, 2001     October 15, 2001    $ 0.5625         $  572

Common Units:
  Fourth Quarter 2000           December 29, 2000      January 16, 2001    $   0.20         $1,878
  First Quarter 2001            March 31, 2001         April 16, 2001      $   0.20         $1,878
  Second Quarter 2001           June 29, 2001          July 16, 2001       $   0.20         $1,861
  Third Quarter 2001            September 28, 2001     October 15, 2001    $   0.21         $1,977

NOTE 11 SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                                For the nine months ended
                                                                      September 30,
                                                                -------------------------
                                                                  2001             2000
                                                                ---------       ---------
Supplemental schedule of non-cash investing and
financing activities:

Purchase of commercial real estate properties by acquiring
  joint venture partner interest:
  Operating properties                                          $  33,926       $    --
  Investments in and advances to unconsolidated real
    estate joint ventures                                         (10,835)           --
  Restricted cash                                                      86            --
  Deferred costs                                                      197            --
  Prepaid and other assets                                            182            --
  Mortgage and other loans payable                                (24,068)           --
  Rents received in advance and security deposits                    (176)           --
                                                                ---------       ---------
    Cash from purchase                                          $    (688)      $    --
                                                                =========       =========
Acquisition of Service Companies:
  Investments in and advances to other unconsolidated
    entities                                                    $  (4,529)      $    --
  Restricted cash                                                       5            --
  Accounts receivable, net                                          2,005            --
  Deferred costs, net                                               1,537            --
  Prepaid and other assets                                          1,033            --
  Furniture, fixtures and equipment, net                            1,603            --
  Mortgage and other loans payable                                    (40)           --
  Accounts payable and accrued expenses                            (2,106)           --
  Rents received in advance and security deposits                     (20)           --
  Other liabilities                                                   (10)           --
  Minority interest                                                   (46)           --
                                                                ---------       ---------
    Cash from acquisition of Service Companies                  $    (568)      $    --
                                                                =========       =========
Debt repaid in connection with sales of rental properties       $   7,000       $   2,432
                                                                =========       =========
Debt repaid using proceeds from new debt                        $ 106,551       $    --
                                                                =========       =========
Debt assumed in connection with acquisitions                    $  15,750       $   6,179
                                                                =========       =========
Decrease in accrued capital improvements                        $  (4,466)      $  (1,119)
                                                                =========       =========
Reclassification of other liabilities from projects under
  construction or development (see Note 3)                      $   9,600       $    --
                                                                =========       =========
Dividends/distributions payable                                 $   8,346       $   7,090
                                                                =========       =========
Book value of derivatives reclassified from deferred
  costs, net to fair value of derivatives                       $     268       $    --
                                                                =========       =========
Decrease in fair value of derivatives applied to
  accumulated other comprehensive loss and minority
  interests                                                     $   3,890       $    --
                                                                =========       =========
Adjustments to minority interests resulting from changes
  in ownership of Operating Partnership by COPT                 $    (739)      $   2,408
                                                                =========       =========
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                              $     808       $   8,527
                                                                =========       =========
Increase in minority interests resulting from issuance of
   Common Units in connection with acquisitions                 $   3,249       $    --
                                                                =========       =========

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

     In December 1999, legislation containing the REIT Modernization Act was signed into law. This law was effective January 1, 2001 and included the following changes:

o REITs are now allowed to own up to 100% investments in the stock of a TRS, subject to certain restrictions relating to the size of such investments. TRSs can provide services to REIT tenants and others without adversely impacting the income requirements to which REITs are subject;
o REITs are no longer able to enter into new arrangements to own more than 10% of the vote or value of the securities in a non-REIT C corporation unless such C corporation elects to be treated as a TRS; and
o the percentage of REIT taxable income that REITs are required to distribute to shareholders was reduced from 95% to 90%.

     On January 1, 2001, we acquired all of the stock in COMI which we did not previously own. We also elected to have COMI treated as a TRS effective January 1, 2001. COMI is subject to Federal and state income taxes. COMI's income tax benefit for the nine months ended September 30, 2001 consisted of the following:

     Current
       Federal                                     $ 89
       State                                         12
                                                   ----
                                                    101
                                                   ----
     Deferred
       Federal                                       83
       State                                         18
                                                   ----
                                                    101
                                                   ----
     Total                                         $202
                                                   ====

     Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with share options.

     COMI's combined Federal and state effective tax rate for the nine months ended September 30, 2001 was approximately 40%.

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

     The table below reports segment financial information. Our retail and service operations segments are not reported separately since they do not meet the reporting thresholds. We measure the performance of our office property segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.

                                            Baltimore/                  Northern/
                                            Washington     Greater     Central New     Greater
                                             Corridor   Philadelphia     Jersey      Harrisburg
                                              Office       Office        Office        Office        Other          Total
                                            -------------------------------------------------------------------------------
Three months ended September 30, 2001:
Revenues from real estate operations        $ 22,558      $  2,507      $  4,758      $  2,174      $    768       $ 32,765
Property operating expenses                    7,019            30         1,938           669          --            9,656
                                            --------      --------      --------      --------      --------       --------
Income from real estate operations          $ 15,539      $  2,477      $  2,820      $  1,505      $    768       $ 23,109
                                            ========      ========      ========      ========      ========       ========
Commercial real estate property
  expenditures                              $ 75,512      $    130      $    257      $     81      $   --         $ 75,980
                                            ========      ========      ========      ========      ========       ========
Three months ended September 30, 2000:
Revenues from real estate operations        $ 17,197      $  2,506      $  5,326      $  2,228      $    782       $ 28,039
Property operating expenses                    5,535            24         1,868           544            79          8,050
                                            --------      --------      --------      --------      --------       --------
Income from real estate operations          $ 11,662      $  2,482      $  3,458      $  1,684      $    703       $ 19,989
                                            ========      ========      ========      ========      ========       ========
Commercial real estate property
  expenditures                              $  8,074      $    140      $  3,559      $    134      $    (14)      $ 11,893
                                            ========      ========      ========      ========      ========       ========
Nine months ended September 30, 2001:
Revenues                                    $ 59,785      $  7,519      $ 14,678      $  7,446      $  1,949       $ 91,377
Property operating expenses                   18,927            88         5,655         2,010          --           26,680
                                            --------      --------      --------      --------      --------       --------
Income from operations                      $ 40,858      $  7,431      $  9,023      $  5,436      $  1,949       $ 64,697
                                            ========      ========      ========      ========      ========       ========
Commercial real estate property
  expenditures                              $121,219      $    390      $  2,203      $    851      $   --         $124,663
                                            ========      ========      ========      ========      ========       ========
Segment assets at September 30, 2001        $592,136      $105,399      $109,803      $ 71,032      $ 36,476       $914,846
                                            ========      ========      ========      ========      ========       ========
Nine months ended September 30, 2000:
Revenues                                    $ 49,324      $  7,519      $ 15,000      $  6,898      $  1,576       $ 80,317
Property operating expenses                   15,452            78         5,608         1,757           200         23,095
                                            --------      --------      --------      --------      --------       --------
Income from operations                      $ 33,872      $  7,441      $  9,392      $  5,141      $  1,376       $ 57,222
                                            ========      ========      ========      ========      ========       ========
Commercial real estate property
  expenditures                              $ 44,333      $    217      $  8,708      $    860      $     62       $ 54,180
                                            ========      ========      ========      ========      ========       ========
Segment assets at September 30, 2000        $455,611      $106,566      $120,838      $ 71,928      $ 29,922       $784,865
                                            ========      ========      ========      ========      ========       ========

     The following table reconciles our income from operations for reportable segments to income before income taxes, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          -----------------------       -----------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
Income from operations for reportable segments            $ 23,109       $ 19,989       $ 64,697       $ 57,222
Equity in income of unconsolidated real estate joint
  ventures                                                      27           --              181           --
Losses from service operations                                (378)          (111)          (564)          (112)
Add: Gain on sales of properties                              --             --            1,596             57
Less:
    General and administrative                              (1,347)        (1,319)        (4,122)        (3,827)
    Interest                                                (8,342)        (7,850)       (24,298)       (22,188)
    Amortization of deferred financing costs                  (397)          (349)        (1,326)          (966)
    Depreciation and other amortization                     (5,252)        (4,295)       (15,109)       (12,475)
    Minority interests                                      (2,279)        (2,310)        (6,849)        (6,552)
                                                          --------       --------       --------       --------
Income before income taxes, extraordinary item and
  cumulative effect of accounting change                  $  5,141       $  3,755       $ 14,206       $ 11,159
                                                          ========       ========       ========       ========

     We did not allocate gain on sales of properties, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of unconsolidated real estate joint ventures, losses from service operations, general and administrative and minority interests since these items represent general corporate items not attributable to segments.

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

NOTE 15 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     We accounted for our 2000 and 2001 acquisitions and dispositions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2001.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 2000 and 2001 acquisitions and dispositions had occurred on January 1, 2000. Accordingly, we were required to make pro forma adjustments where deemed necessary. The pro forma financial information is unaudited and is not necessarily indicative of the results which actually would have occurred if these acquisitions had occurred on January 1, 2000, nor does it intend to represent our results of operations for future periods.

                                                           Nine months ended
                                                              September 30,
                                                          ---------------------
                                                            2001          2000
                                                          --------      -------
Pro forma total revenues                                  $100,061      $87,560
                                                          ========      =======
Pro forma net income available to Common Shareholders        9,321        7,416
                                                          ========      =======
Pro forma earnings per Common Share
  Basic                                                       0.46         0.40
                                                          ========      =======
  Diluted                                                     0.45         0.39
                                                          ========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three and nine months ended September 30, 2001. This section includes discussions on:

o why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2001 compared to the same periods in 2000;
o what our primary sources and uses of cash were in the nine months ended September 30, 2001;
o how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2001;
o    how we intend to generate cash for future capital expenditures; and
o    the computation of our funds from operations.

     You should refer to our consolidated financial statements and accompanying notes and operating data variance analysis set forth below as you read this section.

     This report contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of our business. Such statements address, among other things, the availability of cash provided from operations to meet short-term capital needs and sources of funds to meet long-term capital needs. When used in this report, the words "anticipate," "believe," "estimate" and similar expressions are generally intended to identify forward looking statements, but are not exclusive expressions of forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Important factors that affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness and financing availability; interest rates; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives; environmental requirements; and the other factors described in our most recent Annual Report on Form 10-K under the heading "Risk Factors."

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                                ----------------------------------------   ----------------------------------------
                                                  2001        2000    Variance  % Change   2001       2000     Variance    % Change
                                                  ----        ----    --------  --------   ----       ----     --------    --------
Real Estate Operations:
Revenues
  Rental revenue                                $ 29,011   $ 23,980   $  5,031     21%   $ 80,590   $ 69,040   $ 11,550      17%
  Tenant recoveries and other revenue              3,754      4,059       (305)    (8%)    10,787     11,277       (490)     (4%)
                                                --------   --------   --------           --------   --------   --------
    Revenues from real estate operations          32,765     28,039      4,726     17%     91,377     80,317     11,060      14%
                                                --------   --------   --------           --------   --------   --------
Expenses
  Property operating                               9,656      8,050      1,606     20%     26,680     23,095      3,585      16%
  Interest and amortization of deferred            8,739      8,199        540      7%     25,624     23,154      2,470      11%
    financing costs
  Depreciation and other amortization              5,252      4,295        957     22%     15,109     12,475      2,634      21%
                                                --------   --------   --------           --------   --------   --------
    Expenses from real estate operations          23,647     20,544      3,103     15%     67,413     58,724      8,689      15%
                                                --------   --------   --------           --------   --------   --------
Earnings from real estate operations before
  equity in income of unconsolidated real
  estate joint ventures                            9,118      7,495      1,623     22%     23,964     21,593      2,371      11%
Equity in income of unconsolidated real estate
  joint ventures                                      27       --           27    N/A         181       --          181     N/A
                                                --------   --------   --------           --------   --------   --------
Earnings from real estate operations               9,145      7,495      1,650     22%     24,145     21,593      2,552      12%
Losses from service operations                      (378)      (111)      (267)   241%       (564)      (112)      (452)    404%
General and administrative                        (1,347)    (1,319)       (28)     2%     (4,122)    (3,827)      (295)      8%
Gain on sales of properties                         --         --         --      N/A       1,596         57      1,539   2,700%
                                                --------   --------   --------           --------   --------   --------
Income before minority interests, income
  taxes, extraordinary item and cumulative
  effect of accounting change                      7,420      6,065      1,355     22%     21,055     17,711      3,344      19%
Minority interests                                (2,279)    (2,310)        31     (1%)    (6,849)    (6,552)      (297)      5%
Income tax benefit, net                               81       --           81    N/A         133       --          133     N/A
Extraordinary item - loss on early retirement
  of debt, net                                      --          (70)        70   (100%)      (136)      (112)       (24)     21%
Cumulative effect of accounting change, net         --         --         --      N/A        (174)      --         (174)    N/A
                                                --------   --------   --------           --------   --------   --------
Net income                                         5,222      3,685      1,537     42%     14,029     11,047      2,982      27%
Preferred Share dividends                         (1,830)      (781)    (1,049)   134%     (4,324)    (3,020)    (1,304)     43%
                                                --------   --------   --------           --------   --------   --------
Net income available to Common Shareholders     $  3,392   $  2,904   $    488     17%   $  9,705   $  8,027   $  1,678      21%
                                                ========   ========   ========           ========   ========   ========
Basic earnings per Common Share
  Income before extraordinary item and
    cumulative effect of accounting change      $   0.17   $   0.15   $   0.02     13%   $   0.50   $   0.44   $   0.06      14%
  Net income                                    $   0.17   $   0.15   $   0.02     13%   $   0.48   $   0.44   $   0.04       9%
Diluted earnings per Common Share
  Income before extraordinary item and
    cumulative effect of accounting change      $   0.16   $   0.15   $   0.01      7%   $   0.48   $   0.43   $   0.05      12%
  Net income                                    $   0.16   $   0.14   $   0.02     14%   $   0.47   $   0.42   $   0.05      12%

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Our revenues from real estate operations increased $4.7 million or 17%, of which $5.0 million was generated by rental revenue, offset by a decrease in tenant recoveries and other revenue of $305,000. Included in this change are the following:

o $5.3 million increase attributable to 13 properties acquired and five newly-constructed properties placed in service since June 30, 2000;
o $337,000 increase attributable to fees earned for other real estate services;
o $15,000 decrease attributable to 79 office properties owned throughout both reporting periods that includes the following:
     o $818,000 decrease in tenant recoveries and other revenue resulting mostly from a decrease in anticipated operating cost levels in 2001 compared to 2000 and a change in our tenant composition; and
     o $803,000 increase in rental revenue due primarily to additional lease cancellation revenue, increased occupancy at certain of our properties and increases in rental rates on renewed and re-tenanted space; and
o    $771,000 decrease attributable to properties sold during 2000 and 2001.

     Our expenses from real estate operations increased $3.1 million or 15% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $1.6 million or 20%. Included in this change are the following:

o $1.1 million increase attributable to 13 properties acquired and five newly-constructed properties placed in service since June 30, 2000;
o $730,000 increase attributable to 79 office properties owned throughout both reporting periods that includes the following:
     o $415,000 due to increased repair and maintenance costs related primarily to building exterior and ground improvement projects occurring in the three months ended September 30, 2001;
     o $134,000 due to increases in real estate taxes resulting from increased assessments of property value; and
     o $96,000 due to increased expense associated with doubtful or uncollectible receivables; and
o    $195,000 decrease attributable to properties sold during 2000 and 2001.

We expect to incur increased losses from uncollectible receivables relative to what we have incurred in recent years due to poorer general economic conditions in the United States and the regions we operate.

     Our interest expense and amortization of deferred financing costs increased $540,000 or 7% due primarily to a 14% increase in our average outstanding debt balance resulting predominantly from our 2000 and 2001 acquisitions and construction activity, offset somewhat by a decrease in our weighted average interest rates. Our depreciation and other amortization expense increased $957,000 or 22%, $617,000 of which is attributable to 13 properties acquired and five newly-constructed properties placed in service during 2000 and 2001.

     Our losses from service operations increased $267,000 and our general and administrative expenses increased $28,000 or 2%.

     As a result of the above factors, income before minority interests, income taxes, extraordinary items and cumulative effect of accounting change increased by $1.4 million or 22%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests before giving effect to income tax benefit, extraordinary item and cumulative effect of accounting change decreased $31,000 or 1%.

Our income tax benefit of $81,000 in the three months ended September 30, 2001 was due to our losses from the service operations that reside in our taxable REIT subsidiary.

     Our net income available to Common Shareholders increased $488,000 or 17% due to the factors discussed above coupled with a $70,000 decrease in extraordinary losses on early retirement of debt, offset by a $1.0 million increase in Preferred Share dividends resulting from our Series D, Series E and Series F Preferred Share issuances. Our diluted earnings per share on net income of $0.16 increased by $0.02 or 14%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Our revenues from real estate operations increased $11.1 million or 14%, of which $11.6 million was generated by rental revenue, offset by a decrease in tenant recoveries and other revenue of $490,000. Included in this change are the following:

o $12.0 million increase attributable to 14 properties acquired and eight newly-constructed properties placed in service during 2000 and 2001;
o $1.4 million increase attributable to fees earned for other real estate services;
o $850,000 decrease attributable to 75 office properties owned throughout both reporting periods that includes the following:
     o $2.2 million decrease in tenant recoveries and other revenue resulting mostly from a decrease in anticipated operating cost levels in 2001 compared to 2000 and a change in our tenant composition and
     o $1.3 million increase in rental revenue due primarily to increased occupancy at certain of our properties and increases in rental rates on renewed and re-tenanted space; and
o    $1.3 million decrease attributable to properties sold during 2000 and 2001.

     Our expenses from real estate operations increased $8.7 million or 15% due to the effects of the increases in property operating, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $3.6 million or 16%. Included in this change are the following:

o $2.7 million increase attributable to 14 properties acquired and eight newly-constructed properties placed in service during 2000 and 2001;
o $1.3 million increase attributable to 75 office properties owned throughout both reporting periods that includes the following:
     o $370,000 due to increased repair and maintenance costs related primarily to building exterior and ground improvement projects and heating and ventilation units;
     o $308,000 due to increases in real estate taxes resulting from increased assessments of property value; and
     o $265,000 due to increased expense associated with doubtful or uncollectible receivables; and
o    $371,000 decrease attributable to properties sold during 2000 and 2001.

     Our interest expense and amortization of deferred financing costs increased $2.5 million or 11% due primarily to a 14% increase in our average outstanding debt balance resulting from our 2000 and 2001 acquisitions and construction activity, offset somewhat by a decrease in our weighted average interest rates. Our depreciation and other amortization expense increased $2.6 million or 21%, $1.7 million of which is attributable to 14 properties acquired and eight newly-constructed properties placed in service during 2000 and 2001.

     Our losses from service operations increased $452,000 and our general and administrative expenses increased $295,000 or 8%. We also had a $1.5 million increase in our gain from sales of properties.

     As a result of the above factors, income before minority interests, income taxes, extraordinary items and cumulative effect of accounting change increased by $3.3 million or 19%. Our income allocation to minority interests before giving effect to income tax benefit, extraordinary item and cumulative effect of accounting change increased $297,000 or 5% due primarily to an increase in our Operating Partnership's net income. Our income tax benefit of $133,000 in 2001 was due to our losses from the service operations that reside in our taxable REIT subsidiary.

     Our net income available to Common Shareholders increased $1.7 million or 21% due to the factors discussed above, offset by a $1.3 million increase in Preferred Share dividends resulting from our Series D, Series E and Series F Preferred Share issuances, combined with a $24,000 increase in extraordinary losses on early retirement of debt and a $174,000 loss due to the cumulative effect of an accounting change resulting from our adoption of Statement of Financial Accounting Standards No. 133 (discussed in Note 3 to our Consolidated Financial Statements). Our diluted earnings per share on net income of $0.47 increased by $0.05 or 12%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations represents our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements. We expect to continue to use cash provided by operations to meet our short-term capital needs, including all property expenses, general and administrative expenses, debt service, dividend and distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements.

     We historically have financed our property acquisitions using a combination of borrowings secured by our properties, proceeds from sales of properties and the equity issuances of Common and Preferred Units in our Operating Partnership and Common and Preferred Shares. We use our secured revolving credit facility with Deutsche Banc Alex. Brown (the "Revolving Credit Facility") to finance much of our investing and financing activities. We pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of November 9, 2001, the maximum amount available under our Revolving Credit Facility was $125.0 million, of which $49.2 million was unused. We had a $50.0 million line of credit with Prudential Securities Credit Corporation that expired in June 2001.

     As of September 30, 2001, we had $91.0 million in mortgage and other loans payable maturing in 2001, representing our Term Credit Facility with Deutsche Banc Alex. Brown. We repaid this loan in October 2001 using borrowings from our Revolving Credit Facility.

     We expect to meet our long-term capital needs through a combination of cash from operations, additional borrowings from existing credit facilities and new loans and additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units.

     We have no material contractual obligations as of September 30, 2001 for property acquisitions or material capital costs other than the completion of construction and development projects that were underway and tenant improvements and leasing costs in the ordinary course of business.

     Mortgage and other loans payable at September 30, 2001 consisted of the following (dollars in thousands):

Deutsche Banc Alex. Brown, Term Credit Facility, LIBOR + 1.75%, maturing October 2001 (1)            $90,954
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                  81,025
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006                   58,369
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004                                27,073
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009                          26,504
State Farm Life Insurance Company, 7.9%, maturing April 2008                                          25,831
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008                               21,074
Allstate Life Insurance Company, 6.93%, maturing July 2008                                            20,921
Deutsche Banc Alex. Brown, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004              17,700
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                          17,430
Keybank National Association, LIBOR + 1.75%, maturing March 2002 (2)                                  16,215
Allstate Life Insurance Company, 7.14%, maturing September 2007                                       15,980
Mercantile-Safe Deposit and Trust Company, Prime rate, maturing February 2003                         15,750
IDS Life Insurance Company, 7.9%, maturing March 2008                                                 13,511
Allfirst Bank, LIBOR + 1.75%, maturing April 1, 2003 (3)                                              11,000
Bank of America, LIBOR + 1.75, maturing December 2002 (4)                                              8,952
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006                    7,891
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2002 (5)                                      6,900
Fleet Bank, LIBOR + 1.75%, maturing February 2003 (6)                                                  6,716
Allfirst Bank, LIBOR + 1.75%, maturing  July 2002 (7)                                                  6,500
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                              5,911
Citibank Federal Savings Bank, 6.93%, maturing July 2008                                               4,981
Seller loan, 8.0%, maturing May 2007                                                                   1,527
                                                                                                    --------
                                                                                                    $508,715
                                                                                                    ========

(1) Loan was repaid in October 2001 using proceeds from our Revolving Credit Facility.

(2) May be extended for a six-month period, subject to certain conditions. An additional $8,785 was borrowed under this loan in October 2001.

(3) Loan with a total commitment of $12,000. Loan may be extended for a one-year period subject to certain conditions.

(4) Construction loan with a total commitment of $15,750. Loan may be extended for a one-year period, subject to certain conditions.

(5) Construction loan with a total commitment of $11,855. Loan may be extended for a one-year period subject to certain conditions.

(6)  Loan was repaid in November 2001.

(7)  May be extended for a one-year period, subject to certain conditions.

INVESTING AND FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

     During the nine months ended September 30, 2001, we acquired for $84.6 million 12 office buildings totaling 709,562 square feet and a 30,855 square foot office building undergoing redevelopment. These acquisitions were financed by:

o    using $33.1 million in borrowings from our Revolving Credit Facility;
o    using $24.1 million in borrowings from mortgage loans payable;
o    assuming $15.8 million in mortgage loans payable;
o issuing 310,342 Common Units in our Operating Partnership valued at $3.3 million; and
o    using cash reserves for the balance.

     During the nine months ended September 30, 2001, we completed the construction of one office building totaling 78,460 square feet. Costs incurred on this building through September 30, 2001 totaled $13.5 million. We borrowed $6.5 million under a construction loan facility which was repaid on April 6, 2001. The balance of the costs was funded primarily using proceeds from our Revolving Credit Facility and cash from operations.

     As of September 30, 2001, we had construction activities underway on six buildings totaling 532,000 square feet that were 47.2% pre-leased, including one building which is 52% complete that commenced operations in September 2001. Estimated costs upon completion for these projects total approximately $89.1 million. Costs incurred on these buildings through September 30, 2001 totaled $62.0 million. We have construction loan facilities in place totaling $61.9 million to finance the construction of four of these projects. Borrowings under these facilities totaled $31.4 million at September 30, 2001. We also used borrowings from our Revolving Credit Facility and proceeds from debt refinancings to fund these activities. In addition, we used $9.6 million in contributions from joint venture partners to finance the construction of two of these buildings. We have experienced a slower rate of leasing in our construction projects than in recent years due in part to additional competing space being available in the markets where these projects are located and slower economic growth in these markets than in previous years.

     During the nine months ended September 30, 2001, our investments in unconsolidated real estate joint ventures increased by $4.4 million primarily due to our investment in four new joint ventures: MOR Montpelier LLC, Airport Square XXII, LLC, Gateway 70 LLC and MOR Forbes LLC.

     During the nine months ended September 30, 2001, we sold an office building for $11.5 million. The net proceeds from this sale after property level debt repayment and transaction costs totaled $3.8 million, all of which was applied to our cash reserves.

     During the nine months ended September 30, 2001, we borrowed $191.1 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

o    $94.8 million to repay other loans;
o    $39.8 million to finance acquisitions;
o    $25.5 million to pay down our Revolving Credit Facility;
o    $16.8 million to finance construction activities; and
o    the balance to fund cash reserves.

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

     In September 2001, we completed the sale of 1,425,000 Series F Preferred Shares to the public at a price of $25.00 per share. These shares are nonvoting and are redeemable for cash at $25 per share at our option on or after October 15, 2006. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.46875 per share, which is equal to 9.875% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 1,425,000 Series F Preferred Units. The Series F Preferred Units carry terms that are substantially the same as the Series F Preferred
Shares. The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITY SUBSEQUENT TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

In November 2001, we obtained a $36.0 million mortgage loan payable with Keybank National Association. The loan has a two-year term with an option to renew for one additional year and carries interest at LIBOR plus 1.75%. The proceeds from this loan were used to pay down our Revolving Credit Facility by $29.0 million and to repay our $6.7 million loan with Fleet Bank.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $34.4 million for the nine months ended September 30, 2001, an increase of $7.3 million from the nine months ended September 30, 2000. Our increase in cash flow from operating activities is due primarily to income generated from our newly acquired and newly constructed properties. Our net cash flow used in investing activities for the nine months ended September 30, 2001 increased $15.8 million from the nine months ended September 30, 2000 due primarily to a $17.5 million increase in cash outlays associated with purchases of and additions to commercial real estate properties. Our net cash flow provided by financing activities for the nine months ended September 30, 2001 increased $10.5 million from the nine months ended September 30, 2000 due primarily to $72.6 million in proceeds from the issuance of our Series D, Series E and Series F Preferred Shares in 2001 and a $25.1 million increase in proceeds from mortgage and other loans payable, offset by a $86.0 million increase in repayments of mortgage and other loans payable.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, although we have included gains from the sales of properties to the extent such gains related to redevelopment services provided. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and nine months ended September 30, 2001 and 2000 are summarized in the following table:

(Dollar and shares for this table are in thousands)

                                                             For the three months           For the nine months
                                                              ended September 30,           ended September 30,
                                                            -----------------------       -----------------------
                                                              2001           2000           2001           2000
                                                            --------       --------       --------       --------
Income before minority interests, income taxes,
  extraordinary item and cumulative effect of
  accounting change ..................................      $  7,420       $  6,065       $ 21,055       $ 17,711
Add:  Real estate-related depreciation and
  amortization .......................................         5,186          4,272         14,924         12,406
Less: Preferred Unit distributions ...................          (572)          (572)        (1,716)        (1,668)
Less: Preferred Share dividends ......................        (1,830)          (781)        (4,324)        (3,020)
Less: Minority interests in other consolidated
  entities ...........................................            (7)            (6)           (61)           (17)
Less: Gain on sales of properties excluding
  redevelopment portion (1) ..........................          --             --             (416)           (57)
Income tax benefit, gross ............................           124           --              202           --
                                                            --------       --------       --------       --------
Funds from operations ................................        10,321          8,978         29,664         25,355
Add: Preferred Unit distributions ....................           572            572          1,716          1,668
Add: Convertible Preferred Share dividends ...........           136           --              372            677
Add: Expense on dilutive share options ...............             5           --             --             --
                                                            --------       --------       --------       --------
Funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units
  and Preferred Shares ...............................        11,034          9,550         31,752         27,700
Less: Preferred Unit distributions ...................          --             (572)          --           (1,668)
Less: Straight line rent adjustments .................          (717)        (1,872)        (2,223)        (3,307)
Less: Recurring capital improvements .................        (1,211)          (415)        (3,480)        (2,067)
                                                            --------       --------       --------       --------
Adjusted funds from operations assuming conversion of
  share options, Common Unit warrants, Preferred Units
  and Preferred Shares ...............................      $  9,106       $  6,691       $ 26,049       $ 20,658
                                                            ========       ========       ========       ========
Weighted average Common Shares .......................        20,141         19,934         20,070         18,439
Weighted average Common Units ........................         9,415          9,388          9,379          9,740
                                                            --------       --------       --------       --------
Weighted average Common Shares/Units .................        29,556         29,322         29,449         28,179
Assumed conversion of share options ..................           481            239            343            146
Assumed conversion of Common Unit warrants ...........          --             --             --              316
Conversion of weighted average convertible
  Preferred Shares ...................................         1,197           --            1,091          1,226
Conversion of weighted average Preferred Units .......         2,421          2,421          2,421          2,355
                                                            --------       --------       --------       --------
Weighted average Common Shares/Units for funds from
  operations assuming conversion of share options,
  Common Unit warrants, Preferred Units and Preferred
  Shares .............................................        33,655         31,982         33,304         32,222
                                                            --------       --------       --------       --------
Weighted average Common Shares/Units for adjusted
  funds from operations assuming conversion of share
  options, Common Unit warrants, Preferred Units and
  Preferred Shares (2) ...............................        33,655         29,561         33,304         29,867
                                                            ========       ========       ========       ========


(1) A portion of the gain from the sale of an office building in June 2001 is included in FFO since it related to redevelopment services performed on the property.
(2) Preferred Units are not included in our computation of AFFO for the periods ending September 30, 2000.

INFLATION

     We have not been significantly impacted by inflation during the periods presented in this report due mostly to the relatively low inflation rates in our markets. Most of our tenants are obligated to pay their share of a building's operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels. In addition, some of our tenants are obligated to pay their share of all of a building's operating expenses. These arrangements reduce our exposure to increases in such costs resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, the most predominant of which is changes in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of September 30, 2001, 64.5% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at September 30, 2001 (dollars in thousands):

                                        For the Period Ended December 31,
                       --------------------------------------------------------------
                          2001 (1)    2002 (2)     2003 (3)      2004         2005      Thereafter      Total          FV
                       -----------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate                $ 1,328     $ 5,562      $ 5,989      $31,992     $ 22,649     $260,508      $328,028     $346,952
Average interest rate        7.41%       7.41%        7.41%        7.43%        7.45%        7.34%         7.41%
Variable rate             $91,023     $38,891      $33,073      $17,700     $   --       $   --        $180,687     $160,687
Average interest rate        5.33%       5.20%        5.12%        5.08%        --           --            5.20%

(1)  Includes $90.9 million that was repaid in October 2001.
(2) Includes 13.4 million in maturities in July that may be extended for one-year terms, subject to certain conditions. Also includes a $9.0 million maturity in December that may be extended for a one-year period, subject to certain conditions.
(3) Includes an $11.0 million maturity in April that may be extended for a one-year term, subject to certain conditions.

     The following table sets forth derivative contracts we had in place as of September 30, 2001 and their respective fair values ("FV"):

                          Notional
    Nature of              Amount        One-Month    Effective   Expiration     FV at 9/30/01
   Derivative           (in millions)    LIBOR base      Date        Date        (in thousands)
   ----------           -------------    ----------   ---------   ----------     --------------
Interest rate cap         $  50.0           7.70%      5/25/00      5/31/02      $    --
Interest rate cap            50.0           7.00%      9/13/00     10/13/01           --
Interest rate cap            25.0           7.00%     10/17/00     10/13/01           --
Interest rate swap          100.0           5.76%       1/2/01       1/2/03       (3,894)
                                                                                 -------
Total                                                                            $(3,894)
                                                                                 =======

     Based on our variable rate debt balances, during the nine months ended September 30, 2001, our interest expense would have increased $842,000 if interests rates were 1% higher.

PART II

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES

a.   N/A

b.   N/A

c. On August 30, 2001, we issued 310,342 Common Units in our Operating Partnership in connection with the acquisition of the Gateway 63 Properties. The issuance of these Common Units was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
These Common Units are exchangeable into our Common Shares, subject to certain conditions.

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



      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
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

      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
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

        4.4.5   Sixth Amendment to Second Amended and Restated Limited
                Partnership Agreement of the Operating Partnership, dated April
                3, 2001 (filed with the Company's Current Report on Form 8-K dated March 30, 2001 and incorporated herein by reference).

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

        4.10    Articles Supplementary of Corporate Office Properties Trust
                Series F Cumulative Redeemable Preferred Shares, dated September
                13, 2001 (filed with the Registrant's Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).

        10.1    Employment Agreement, dated December 16, 1999, between Corporate
                Office Management, Inc., COPT and Clay W. Hamlin, III (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).




      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
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

        10.12.1 Senior Secured Credit Agreement, dated October 13, 1997, (filed with the Company's Current Report on Form 8-K on October 29,
                1997, and incorporated herein by reference).

        10.12.2 Amended and Restated Senior Secured Credit Agreement, dated as of August 31, 1998 (filed with the Company's Current Report on
                Form 8-K on September 7, 2001, and incorporated herein by reference).




      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
        10.13.1 Senior Secured Revolving Credit Agreement, dated May 28, 1998, between the Company, the Operating Partnership, Any Mortgaged
                Property Subsidiary and Bankers Trust Company (filed with the
                Company's Current Report on Form 8-K on June 10, 1998 and
                incorporated herein by reference).

        10.13.2 First Amended and Restated Senior Secured Revolving Credit
                Agreement, dated as of March 28, 2001, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and
                Bankers Trust Company (filed with the Company's Current Report on Form 8-K on September 7, 2001 and incorporated herein by reference).

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




      EXHIBIT
        NO.                                DESCRIPTION
      -------                              -----------
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

b. We filed the following Current Reports on Form 8-K in the third quarter of the year ended December 31, 2001:

Item 7 and Item 9 dated July 26, 2001 that was filed in connection with our release of earnings on July 26, 2001. Through this filing, we also made available certain additional information pertaining to our properties and operations as of and for the period ended June 30, 2001.

Item 5 dated September 5, 2001 in connection with the acquisition of the Airport Square Properties and the probable acquisition of the Gateway 63 Properties.

Item 5 dated September 13, 2001 that was filed in connection with our entry into an underwriting agreement with several firms for the public offering of our Series F Preferred Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORPORATE OFFICE PROPERTIES TRUST


Date: November 13, 2001             By: /s/ RANDALL M. GRIFFIN
                                        ---------------------------------------
                                        Randall M. Griffin
                                        President and Chief Operating Officer


Date: November 13, 2001             By: /s/ ROGER A. WAESCHE, JR.
                                        ---------------------------------------
                                        Roger A. Waesche, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer