Form 10-K
period 2001-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2002-03-22
CIK 860546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-20047

Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-2947217 (IRS Employer Identification No.)
8815 Centre Park Drive, Suite 400 Columbia, MD (Address of principal executive offices)	21045 (Zip Code)

Registrant's telephone number, including area code: (410) 730-9092

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $283.0 million based on the closing price of the Common Shares of beneficial interest on the New York Stock Exchange on March 19, 2002; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 5% of the Registrant's outstanding Common Shares of beneficial interest. At March 19, 2002, 22,756,851 shares of the Registrant's Common Shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2001 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Form 10-K

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition of our business. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially from those addressed in the forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

        Important factors that may affect these expectations, estimates or projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability; adverse changes in the real estate markets including, among other things, increased competition with other companies; risks of real estate acquisition and development; governmental actions and initiatives and environmental requirements. For further information on factors that could impact the company and the statements contained herein, you should refer to the "Risk Factors" section.

PART I

Item 1. Business

OUR COMPANY

        General.    We are a fully-integrated and self-managed real estate investment trust ("REIT") that focuses principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. As of December 31, 2001, we:

  •
  owned 98 office properties in Maryland, Pennsylvania, New Jersey and Virginia containing approximately 7.8 million rentable square feet (including two properties owned through joint ventures) plus developable land;
  •
  achieved a 96% occupancy rate on our properties; and
  •
  had construction underway on six new buildings totaling 532,000 square feet that were 54.9% pre-leased (excluding the construction activities of two joint ventures).

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnerhship"), a Delaware limited partnership, for which we are the managing general partner. Our Operating Partnership owns real estate both directly and through subsidiaries. The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). COMI has three subsidiaries: Corporate Realty Management, LLC ("CRM"), Corporate Development Services, LLC ("CDS") and Martin G. Knott and Associates, LLC ("MGK"). CRM manages our properties and also provides corporate facilities management for select third parties. CDS provides construction and development services predominantly to us. MGK provides heating and air conditioning installation, maintenance and repair services. COMI owns 100% of CRM and CDS and 80% of MGK.

        Interests in our Operating Partnership are in the form of Common and Preferred Units. As of December 31, 2001, we owned approximately 66% of the outstanding Common Units and approximately 81% of the outstanding Preferred Units. The remaining Common and Preferred Units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

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

        Our executive offices are located at 8815 Centre Park Drive, Suite 400, Columbia, Maryland 21045 and our telephone number is (410) 730-9092.

Significant 2001 Developments

        During 2001, we acquired 14 suburban office properties. A summary of these acquisitions follows (dollars in thousands):

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
State Farm Properties(1)	Columbia, MD	5/14/01	3	141,530	$15,502
Airport Square Partners Properties(2)	Linthicum, MD	7/2/01	5	314,594	33,858
Airport Square I	Linthicum, MD	8/3/01	1	97,161	11,479
Gateway 63 Properties	Columbia, MD	8/30/01	4	187,132	23,866
Washington Technology Park(3)	Chantilly, VA	11/30/01	1	470,406	58,968

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
(3)
Includes a contiguous 17 acre land parcel for future development.

        During 2001, we also acquired three parcels of land that are contiguous to certain of our operating properties.

        During 2001, we completed the construction of one office building totaling 78,460 square feet located in Columbia, Maryland. Costs incurred on this building through December 31, 2001 totaled $13.5 million. As of December 31, 2001, we had construction underway on six new buildings and investments in joint ventures constructing two additional new buildings.

        We sold one property during 2001 for $11.5 million, generating net proceeds after property level debt repayments and transaction costs of $3.8 million. This building was located in Cranbury, New Jersey.

        A summary of our significant financing activities during 2001 follows:

  •
  we raised approximately $11.9 million from the sale of 544,000 4.00% Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") to a private investor in January 2001;
  •
  we raised approximately $26.9 million from the sale of 1,150,000 10.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest (the "Series E Preferred Shares") through an underwritten public offering in April 2001;
  •
  we raised approximately $33.6 million from the sale of 1,425,000 9.875% Series F Cumulative Redeemable Preferred Shares of beneficial interest (the "Series F Preferred Shares") through an underwritten public offering in September 2001;
  •
  we received $244.1 million in borrowings from new mortgage loans, including six fixed-rate, long-term mortgage loans totaling approximately $129.4 million that bear interest at a weighted average interest rate of 7.4% and have a weighted average term of 7.1 years; and
  •
  we increased our existing secured credit facility (the "Revolving Credit Facility") to $125.0 million and extended its maturity three years through March 2004.

Subsequent Event

        In March 2002, we completed the sale of 10,961,000 of our Common Shares of beneficial interest (the "Common Shares") to the public at a price of $12.04 per share; Constellation Real Estate, Inc. ("Constellation") was the owner of 8,876,172 of these shares and 2,084,828 of these shares were new issues. With the completion of this transaction, Constellation, which had owned 42% of our Common Shares, is no longer a shareholder. We contributed the net proceeds from the newly-issued shares to our Operating Partnership in exchange for 2,084,828 Common Units. The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

        In March 2002, we also further increased our Revolving Credit Facility from $125.0 million to $150.0 million.

Corporate Objectives and Strategies

        Our primary objectives are to achieve sustainable long-term growth in funds from operations per share and to maximize long-term shareholder value. We seek to achieve these objectives through focusing on the ownership, management, leasing, acquisition and development of suburban office properties. Important elements of our strategy are set forth below:

        Geographic Focus.    We focus on operating in select, demographically strong and growing submarkets, primarily within the Mid-Atlantic region. By concentrating our operations in this region and other selected regions, we believe that we have achieved the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs. By focusing within selected regions where our management has extensive experience and market knowledge, we believe that we can achieve regional prominence that will lead to better operating results.

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

        Corporate Tenants.    To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years. We focus on leasing to large, high-quality corporations with significant space requirements. We believe this strategy enables us to establish long-term relationships with quality tenants and, coupled with our geographic and submarket focus, enhances our ability to become the low-cost provider and the landlord of choice in our targeted markets.

        Acquisition Strategies.    We actively pursue the acquisition of suburban office properties through a three-part acquisition strategy. This strategy includes targeting: (i) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (ii) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (iii) opportunistic acquisitions of individual properties in our existing regions. We seek to make acquisitions at attractive yields and below replacement costs. We also seek to increase cash flow and enhance the underlying value of each acquisition through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

        Property Development Strategies.    We balance our acquisition program through selective development and expansion of suburban office properties as market conditions and leasing opportunities support favorable risk-adjusted returns. We pursue development opportunities principally in response to the needs of existing and prospective new tenants. We develop sites that are in close proximity to our existing properties. We believe developing such sites enhances our ability to effectively meet tenant needs and efficiently provide critical tenant services.

        Tenant Services.    We seek to capitalize on our geographic focus and critical mass of properties in our core regions by providing high level, comprehensive services to our tenants. We conduct our tenant services activities through our subsidiary, COMI. We believe that providing such services is an integral part of our ability to achieve consistently high levels of tenant satisfaction and retention.

        Internal Growth Strategies.    We aggressively manage our portfolio to maximize the operating performance of each property through: (i) proactive property management and leasing, (ii) achieving operating efficiencies through increasing economies of scale, (iii) renewing tenant leases and re-tenanting at increased rents where market conditions permit, and (iv) expanding our tenant and real estate service capabilities. These strategies are designed to promote tenant satisfaction, resulting in higher tenant retention and the attraction of new tenants.

Financing Policy

        We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance through all real estate and economic market conditions. Key components of our policy include:

        Debt Strategy.    We primarily utilize property-level mortgage debt as opposed to corporate unsecured debt. We believe the commercial mortgage debt market is a more mature and generally a more stable market for real estate companies, which provides us with greater access to capital on a more consistent basis and, generally, on more favorable terms. Additionally, we seek to utilize long-term, fixed-rate debt, which we believe enhances the stability of our cash flow. On a consolidated basis, we seek to maintain a minimum debt service coverage ratio of 1.6x, which we believe is generally consistent with the current minimum investment grade requirement for mortgages securing commercial real estate. We believe this ratio is appropriate for a seasoned portfolio of suburban office buildings. However, despite our current intention to maintain this policy, we are not obligated to do so and we may change this policy without shareholder consent.

        Equity Strategy.    We seek to maximize the benefits of our Operating Partnership's organizational structure by emphasizing the issuance of units in our Operating Partnership as an equity source to finance our property acquisition program. This strategy provides prospective property sellers the ability to defer taxable gains by receiving our units in lieu of cash and reduces the need for us to access the equity and debt markets.

Mortgage Loans Payable

        For information relating to future maturities of our mortgage loans payable, you should refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

Industry Segments

        We operate in one industry segment: suburban office real estate. Our suburban office real estate operations have five geographical segments all located in the Mid-Atlantic region of the United States: Baltimore/Washington Corridor, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg and Northern Virginia. For information relating to these segments, you should refer to Note 14 of our Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

Employees

        We employed 157 persons as of December 31, 2001. We believe that our relations with employees are good.

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

        We also compete for the purchase of commercial property with many entities, including other publicly-traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals.

RISK FACTORS

        Set forth below are certain risks relating to our business and the ownership of our securities. The risks described below are not all the risks that we face. You should consider all of the information in this Form 10-K and its Exhibits, including Exhibit 13.1 which sets forth portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2001.

        We may suffer adverse consequences as a result of our reliance on rental revenues for our income.    We earn income from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means our costs will not necessarily decline even if our revenues do. Also, our operating costs may increase while our revenues do not.

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

        Adverse developments concerning some of our key tenants could have a negative impact on our revenue.    As of December 31, 2001, ten tenants accounted for 41.8% of our total annualized rental revenue. Three of these tenants accounted for approximately 24.2% of our total annualized rental revenue. Our largest tenant is the United States Federal government, two agencies of which lease space in 14 of our office properties. These leases represented approximately 12.1% of our total annualized rental revenue as of December 31, 2001. Generally, these government leases provide for one-year terms or provide for early termination rights. The government may terminate its leases if, among other reasons, the Congress of the United States fails to provide funding. The Congress of the United States has appropriated funds for these leases through September 2002. Our second largest tenant, AT&T Local Services, which combined with its affiliates represented 6.4% of our total annualized rental revenue as of December 31, 2001, occupies space in five of our properties. The third largest tenant, Unisys Corporation, represented 5.7% of our total annualized rental revenue as of December 31, 2001, occupying space in three of our properties. If any of our three largest tenants fail to make rental payments to us, or if the Federal government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, our financial performance and ability to make expected distributions to shareholders would be materially adversely affected.

        We rely on the ability of our tenants to pay rent, and would be harmed by their inability to do so.    Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. As previously discussed, we also rely on a few major tenants for a large percentage of our total rental revenue. If one of our major tenants or a number of our smaller tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, our financial performance and ability to make expected distributions to shareholders could be materially adversely affected.

        Our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Baltimore/Washington Corridor, and we may therefore suffer economic harm as a result of adverse conditions in that region.    All of our properties are located in the Mid-Atlantic region of the United States, and as of December 31, 2001, our properties located in the Baltimore/Washington Corridor accounted for 65.1% of our annualized rental revenue. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or economic conditions generally in the Mid-Atlantic region, and particularly in the Baltimore/Washington Corridor, could have a materially adverse effect on our operations and financial position.

        We would suffer economic harm if we are unable to renew our leases on favorable terms.    When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of the original lease. As of December 31, 2001, our percentage of total annualized rental revenue subject to scheduled lease expirations for the next five calendar years were:

2002	13.6%
2003	10.9%
2004	12.6%
2005	11.2%
2006	9.4%

Our government leases generally provide for early termination rights; the percentages reported above assume no exercise of such early termination rights.

        If a tenant leaves, we can expect to incur a vacancy for some period of time as well as higher capital costs than if a tenant renews. In either case, our financial performance and ability to make expected distributions to our shareholders could be adversely affected.

        We may not be able to compete successfully with other entities that operate in our industry.    The commercial real estate market is highly competitive. Numerous commercial properties compete for tenants with our properties, and our competitors are building additional properties in the markets in which our properties are located. Some of these competing properties may be newer or have more desirable locations than our properties. If the market does not absorb newly constructed space, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing space at our properties and we may be forced to lower the rents we charge on new leases to compete effectively, which would adversely affect our financial performance.

        Our business strategy includes the acquisition of properties, which may be hindered by various circumstances.    We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover. The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

        We may be unable to execute on our plans to develop and construct additional properties.    Although the majority of our investments are in currently leased properties, we also develop and construct properties, including some which are not fully pre-leased. When we develop and construct properties, we run the risks that actual costs will exceed our budgets, that we will experience construction or development delays and that projected leasing will not occur, all of which could adversely affect our financial performance and ability to make expected distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

        We may suffer economic harm as a result of the actions of our joint venture partners.    We invest in certain entities where we are not the exclusive investor or principal decision maker. Aside from our inability to unilaterally control the operations of these joint ventures, our investments entail the additional risks that: (i) the other parties to these investments may not fulfill their financial obligations as investors; and (ii) the other parties to these investments may take actions that are inconsistent with our objectives.

        We are subject to possible environmental liabilities.    We are subject to various Federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. Costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons. Various laws also impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability whether or not the facility is or ever was owned or operated by such person.

        Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.    Equity real estate investments like our properties are relatively difficult to sell and convert to cash quickly, especially if market conditions are depressed. Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions. The Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the consent of the sellers. Due to all of these factors, we may be unable to sell a property at an advantageous time.

        We are subject to other possible liabilities that would adversely affect our financial position and cash flows.    Our properties may be subject to other risks related to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war. The occurrence of any of these events could adversely impact our financial position, cash flows and ability to make distributions to our shareholders.

        As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage.    Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2002. Due largely to the terrorist attacks on September 11, 2001, the insurance industry is reportedly changing its risk assessment approach and cost structure. In addition, the fact that agencies of the United States government are tenants in a number of our buildings increases the risk profile of those buildings and other buildings that we own near those buildings. These changes in the insurance industry may increase the cost of insuring our properties, may decrease the scope of insurance coverage and may adversely affect our operating results.

        We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.    Our strategy is to operate with higher debt levels than most other REITs. However, these high debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn. Most of our properties have been mortgaged to collateralize indebtedness. In addition, we will rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

        As of December 31, 2001, our total outstanding debt was $573.3 million. We compute our total market capitalization based on the sum of the following:

  •
  total debt;

  •
  value of our outstanding Common Shares (based on our Common Shares closing market price);

  •
  value of common units in our Operating Partnership not owned by us (based on our Common Shares closing market price);

  •
  liquidation value of our outstanding preferred shares; and

  •
  liquidation value of preferred units in our Operating Partnership not owned by us.

Our total market capitalization was $1,067 million and our debt to total market capitalization ratio was 53.7% at December 31, 2001.

        Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT. We are also subject to the risks that:

  •
  we may not be able to refinance our existing indebtedness, or refinance on terms as favorable as the terms of our existing indebtedness;

  •
  certain debt agreements of our Operating Partnership could restrict the ability of our Operating Partnership to make cash distributions to us, which could result in reduced distributions to our shareholders or the need to incur additional debt to fund these distributions; and

  •
  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants appearing in certain of our mortgage loans, our lenders could foreclose on our properties securing such debt and in some cases other properties and assets which we own.

        A number of our loans are cross-collateralized, which means that separate groups of properties from our portfolio secure each of these loans. More importantly, almost all of our loans are cross-defaulted, which means that failure to pay interest or principal on any of our loans will create a default on certain of our other loans. Any foreclosure of our properties would result in loss of income and asset value which would negatively affect our financial condition and results of operations. In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, the lender may require payment from our other assets.

        If short term interest rates were to rise, our debt service payments would increase, which would lower our net income and could decrease our distributions to our shareholders. As of December 31, 2001, we had one interest rate swap agreement with Deutsche Banc Alex. Brown and one interest rate cap agreement with Bear Stearns Capital Markets, Inc. to reduce the impact of interest rate changes. Decreases in interest rates would result in increased interest payments due under the interest rate swap agreement and could result in the Company's management recognizing a loss and remitting a payment to unwind the agreement. As of December 31, 2001, approximately 43.0% of our total debt had adjustable interest rates, without including effects of the outstanding interest rate swap and interest rate cap agreements; this percentage would decrease to 25.6% when including the effect of the outstanding interest rate swap agreement.

        We must refinance our mortgage debt in the future. As of December 31, 2001, our scheduled debt payments over the next five calendar years, including maturities, are as follows:

2002	$79,486	(1)
2003	68,691	(2)
2004	141,992
2005	22,650
2006	66,129

(1)
Includes $13.5 million in maturities in July 2002 that may be extended for one-year terms, subject to certain conditions. Also includes a $10.4 million maturity in December 2002 that may be extended for a one-year period, subject to certain conditions.

(2)
Includes a $10.9 million maturity in April 2003 that may be extended for a one-year term, subject to certain conditions. Also includes a $36.0 million maturity in November that may be extended for a one-year term, subject to certain conditions.

        Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings or new equity investment. If we cannot refinance our debt, extend the debt due dates, or raise additional equity prior to the date when our debt matures, we would default on our existing debt, which could have a material adverse effect on our business.

We may be unable to continue to make shareholder distributions at expected levels.

        We intend to make regular quarterly cash distributions to our shareholders. However, distribution levels depend on a number of factors, some of which are beyond our control.

        Our loan agreements contain provisions that could restrict future distributions. Our ability to sustain our current distribution level also will be dependent, in part, on other matters including:

  •
  continued property occupancy and profitability of tenants;

  •
  the amount of future capital expenditures and expenses relating to our properties;

  •
  the level of leasing activity and future rental rates;

  •
  the strength of the commercial real estate market;

  •
  competition;

  •
  the costs of compliance with environmental and other laws;

  •
  our corporate overhead levels;

  •
  the amount of uninsured losses; and

  •
  our decisions whether to reinvest rather than distribute available cash.

        In addition, we can make distributions to the holders of our common shares only after we make preferential distributions relating to holders of our 10% Series B Cumulative Redeemable Preferred

Shares of beneficial interest (the "Series B Preferred Shares"), Series D Preferred Shares, Series E Preferred Shares and Series F Preferred Shares. We also would have to make prior distributions to third party holders of the Series C Preferred Units in our Operating Partnership.

        Our ownership limits are important factors.    Our Declaration of Trust limits ownership of our Common Shares by any single shareholder to 9.8% of the number of the outstanding Common Shares or 9.8% of the value of the outstanding Common Shares. We call these restrictions the "Ownership Limit." Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit, and our Board of Trustees previously has exempted Constellation and the foreign trust owning all of our Series D Preferred Shares from the Ownership Limit.

        Our Declaration of Trust includes other provisions that may prevent or delay a change of control.    Subject to the requirements of the New York Stock Exchange, our Board of Trustees has the authority without shareholder approval to issue additional securities on terms that could delay or prevent a change in control. In addition, our Board of Trustees has the authority to reclassify any of our unissued Common Shares into preferred shares. Our Board of Trustees may issue preferred shares with such preferences, rights, powers and restrictions as our Board of Trustees may determine, which could also delay or prevent a change in control.

        Our Board of Trustees is divided into three classes of Trustees, which could delay a change of control.    Our Declaration of Trust divides our Board of Trustees into three classes. The term of one class of the trustees will expire each year, at which time a successor class is elected for a three-year term. Such staggered three-year terms make it more difficult for a third party to acquire control of us.

        The Maryland business statutes also impose potential restrictions on a change of control of our company.    Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Our Bylaws exempt us from such laws, but our Board of Trustees can change our Bylaws at any time to make these provisions applicable to us.

        Our failure to qualify as a REIT would have adverse tax consequences.    We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible for us to remain qualified as a REIT.

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

        We have certain distribution requirements that reduce cash available for other business purposes.    As a REIT, we must distribute 90% of our annual taxable income, which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

        A number of factors could cause our security prices to decline.    As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our Common and preferred shares. These conditions include, but are not limited to: market perception of REITs in general; market perception of office REITs; market perception of REITs relative to other investment opportunities; the level of institutional investor interest in our company; general economic and business conditions; interest rates; and market perception of our financial condition, performance, dividends and growth potential.

        The average daily trading volume of our Common Shares during 2001 was approximately 24,000 shares and the average trading volume of our publicly-traded preferred shares is generally insignificant. As a result, relatively small volumes of transactions could have a pronounced affect on the market price of such shares.

        We are dependent on external sources of capital for future growth.    As a REIT, we must distribute 90% of our annual taxable income. Due to these requirements, we will not be able to fund our acquisitions, construction and development activities using cash flow from operations. Our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new loans, equity issuances of Common Shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. Such capital may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and additional equity offerings may result in substantial dilution of our shareholders' interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business.

        Certain of our officers and trustees have potential conflicts of interest.    Certain of our officers and members of our Board of Trustees own partnership units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders. For example, if our Operating Partnership sells or refinances certain of the properties that these officers or trustees contributed to the Operating Partnership, they could suffer adverse tax consequences. Their personal interest could conflict with our interests if such a sale or refinancing would be advantageous to us. We have certain policies in place that are designed to minimize conflicts of interest. We cannot assure you, however, that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

        We are dependent on our key personnel, and the loss of any key personnel could have an adverse effect on our operations.    We are dependent on the efforts of our trustees and executive officers, including Jay Shidler, our Chairman of the Board of Trustees, Clay Hamlin, our Chief Executive Officer, and Rand Griffin, our President. The loss of any of their services could have an adverse effect on our operations. Although certain of our officers have entered into employment agreements with us, we cannot assure you that they will remain employed with us.

        We may change our policies without shareholder approval, which could adversely affect our financial condition, results of operations, market price of our Common Shares or ability to pay distributions.    Our Board of Trustees determines all of our policies, including our investment, financing and distribution policies. Although our Board of Trustees has no current plans to do so, it may amend or revise these policies at any time without a vote of our shareholders. Policy changes could adversely affect our financial condition, results of operations, the market price of the Common Shares or our ability to pay dividends or distributions.

Item 2. Properties

        The following table provides certain information regarding our portfolio as of December 31, 2001:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot(2)(3)	Major Tenants (10% or more of Rentable Square Feet)
Baltimore/Washington Corridor:(4)
2730 Hercules Road Annapolis Junction, MD	BWI Airport	1990	240,336	100.0%	$5,106,330	$21.25	U.S. Department of Defense (100%)
132 National Business Parkway Annapolis Junction, MD	BWI Airport	2000	118,456	100.0	2,492,159	21.04	Ameritrade Holding Corp. (53%); Computer Sciences Corp. (47%)
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	117,890	100.0	2,763,515	23.44	General Dynamics Govt. Corp. (78%); First Service Networks, Inc. (22%)
1306 Concourse Drive Linthicum, MD	BWI Airport	1990	114,046	97.5	2,372,718	21.34	PricewaterhouseCoopers (33%); Qwest Communications (21%); AT&T Local Services (13%)
870-880 Elkridge Landing Road Linthicum, MD	BWI Airport	1981	97,161	100.0	1,638,933	16.87	Arbros Communications, Inc. (94%)
900 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	97,139	100.0	1,804,660	18.58	First Annapolis Consulting (51%); Booz Allen & Hamilton (38%)
1199 Winterson Road Linthicum, MD	BWI Airport	1988	96,636	0.0	—	—
920 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	96,566	100.0	1,346,798	13.95	Ciena Corporation (100%)
134 National Business Parkway Annapolis Junction, MD	BWI Airport	1999	93,482	100.0	1,963,139	21.00	Booz Allen & Hamilton (74%); Panacya, Inc. (26%)
2701 Technology Drive(5) Annapolis Junction, MD	BWI Airport	2001	91,643	100.0	2,275,644	24.83	Northrop Grumman Systems (67%); Titan Systems Corporation (33%)
133 National Business Parkway Annapolis Junction, MD	BWI Airport	1997	88,666	100.0	556,341	6.27	Mentor Technologies (67%)(6); Applied Signal Technology, Inc. (33%)
141 National Business Parkway(7) Annapolis Junction, MD	BWI Airport	1990	86,964	100.0	1,604,458	18.45	ITT Industries (46%); Getronics Govt. Solutions (20%); Harris Data Services Corp. (14%)
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	86,863	100.0	1,782,097	20.52	First American Credit Management Solutions (82%)
1302 Concourse Drive Linthicum, MD	BWI Airport	1996	84,607	98.0	1,819,520	21.96	Lucent Technologies (31%); Aetna US Healthcare (23%); American Express Travel Related Services, Inc. (13%)
7467 Ridge Road Hanover, MD	BWI Airport	1990	73,756	100.0	1,489,957	20.20	Travelers Casualty & Surety (49%); Pro Object (32%)
881 Elkridge Landing Road Linthicum, MD	BWI Airport	1986	73,572	100.0	1,214,479	16.51	U.S. Department of Defense (100%)
7240 Parkway Drive Hanover, MD	BWI Airport	1985	73,500	73.8	1,037,063	19.11	Deloitte & Touche USA, LLP (21%); International Paper (12%)
1099 Winterson Road Linthicum, MD	BWI Airport	1988	70,938	90.9	1,159,543	17.99	Preferred Health Network (62%)

131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	68,906	100.0	1,405,760	20.40	e.spire Communications (48%); Conquest Info. Technologies, Inc. (23%); U.S. Department of Defense (15%); Intel Corporation (12%)
1190 Winterson Road Linthicum, MD	BWI Airport	1987	68,567	100.0	1,405,732	20.50	Commercial Credit Corp. (65%); U.S. Department of Defense (15%); Motorola, Inc. (14%)
849 International Drive Linthicum, MD	BWI Airport	1988	68,397	87.1	1,182,311	19.85	Raytheon E-Systems, Inc. (11%); U.S. Department of Defense (11%); Dames & Moore (10%)
911 Elkridge Landing Road Linthicum, MD	BWI Airport	1985	68,296	100.0	1,184,567	17.34	U.S. Department of Defense (100%)
1201 Winterson Road Linthicum, MD	BWI Airport	1985	67,903	100.0	750,307	11.05	Ciena Corporation (100%)
999 Corporate Boulevard Linthicum, MD	BWI Airport	2000	67,351	100.0	1,529,722	22.71	RAG American Coal Holding (71%); Ciena Corporation (29%)
7318 Parkway Drive Hanover, MD	BWI Airport	1984	59,204	100.0	806,103	13.62	U.S. Department of Defense (100%)
900 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0	657,928	11.51	Ciena Corporation (100%)
930 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0	624,336	10.93	Ciena Corporation (100%)
901 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	56,847	75.6	639,659	14.89	State of Maryland (59%); Institute for Operations Research and Management Sciences (13%)
891 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	56,489	86.4	883,119	18.10	Medaphis Services Corp. (52%); Metropolitan Life Ins. Co. (26%)
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,057	100.0	878,591	16.25	Aerotek, Inc. (100%)
939 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	53,031	100.0	889,376	16.77	First Service Networks, Inc. (36%); Agency Holding Company (34%); U.S. Department of Defense (23%)
938 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	52,988	100.0	913,248	17.23	U.S. Department of Defense (100%)
940 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	51,704	100.0	777,432	15.04	Cadmus Journal Services (100%)
800 International Drive Linthicum, MD	BWI Airport	1988	50,979	100.0	915,687	17.96	Raytheon E-Systems, Inc. (100%)
1340 Ashton Road Hanover, MD	BWI Airport	1989	46,400	100.0	651,514	14.04	Lockheed Martin Corp. (100%)
7321 Parkway Drive Hanover, MD	BWI Airport	1984	39,822	100.0	699,063	17.55	U.S. Department of Defense (100%)
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	96.8	671,047	18.46	Science Applications Int'l. (60%); Parsons Transportation Group (37%)
1331 Ashton Road Hanover, MD	BWI Airport	1989	29,936	100.0	438,916	14.66	Booz Allen & Hamilton (71%); Aerosol Monitoring (29%)
1350 Dorsey Road Hanover, MD	BWI Airport	1989	19,992	95.1	307,776	16.19	Aerotek, Inc. (23%); Noodles, Inc. (14%); Hunan Pagoda (12%); Johnson Controls, Inc. (11%); Corestaff Support Services, Inc. (10%)

1344 Ashton Road Hanover, MD	BWI Airport	1989	16,865	100.0	401,245	23.79	Titan Systems (28%); Student Travel Services (23%); AMP Corporation (16%); Dialysis Corp. of America (14%); Citizens National Bank (12%)
1341 Ashton Road Hanover, MD	BWI Airport	1989	15,841	100.0	261,950	16.54	Supertots Childcare, Inc. (71%); The Devereux Foundation (29%)
1343 Ashton Road Hanover, MD	BWI Airport	1989	9,962	100.0	131,885	13.24	Nauticus Corporation (100%)
1615-1629 Thames Street Baltimore, MD	Downtown Baltimore City	1989	103,683	98.7	1,868,236	18.25	Johns Hopkins University (39%); Community of Science (18%); Listas (14%)
7200 Riverwood Columbia, MD	Howard County Perimeter	1986	160,000	100.0	2,950,549	18.44	U.S. Department of Defense (100%)
9140 Rt. 108 Columbia, MD	Howard County Perimeter	1974/1985	150,000	100.0	1,870,364	12.47	Bookham Technology, Inc. (100%)
6940 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	108,737	89.9	2,214,119	22.66	Magellan Behavioral Health, Inc. (39%); Response Services Center (26%); Peregrine Remedy, Inc. (14%)
6950 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1998	107,778	100.0	2,328,130	21.60	Magellan Behavioral Health, Inc. (100%)
7067 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2001	82,953	100.0	1,708,437	20.60	Community First Financial (50%); Corvis Corporation (50%)
6750 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	78,460	87.0	1,694,637	24.83	Sun Microsystems, Inc. (45%); The Coca-Cola Company (35%)
6700 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	75,635	100.0	1,516,188	20.05	General Physics Corp. (43%); Arbitron, Inc. (26%); HR Tech, LLC (16%)
6740 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1992	61,957	88.0	1,349,047	24.74	Johns Hopkins University (68%); Advanced Career Technologies, Inc. (20%)
8815 Centre Park Drive Columbia, MD	Howard County Perimeter	1987	53,782	100.0	1,296,977	24.12	COMI (25%); Lipman, Frizzell and Mitchell (16%); Reap, Inc./REMAX (16%); CRM (13%); Citistreet Associates, LLC (10%)
6716 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1990	52,002	100.0	1,090,737	20.97	Sun Microsystems, Inc. (49%); Rational Software Corp. (15%); Tuchenhagen North America, LLC (11%); Lurgi Lentjes North America, Inc. (10%)
7700 Montpelier Road(8) Laurel, MD	Howard County Perimeter	2001	43,785	100.0	723,766	16.53	Johns Hopkins University (100%)
7065 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	38,560	100.0	612,718	15.89	Corvis Operations, Inc. (100%)
6760 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1991	37,248	100.0	744,065	19.98	Tality, LP (65%)
7063 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	36,936	100.0	575,832	15.59	Corvis Operations, Inc. (100%)

6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	35,040	100.0	594,716	16.97	State Farm Mutual Auto Ins. Co. (100%)
7061 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	29,604	100.0	652,787	22.05	Manekin, LLC (83%); Visualtek Solutions, Inc. (17%)
14502 Greenview Drive Laurel, MD	Laurel	1988	71,873	100.0	1,396,093	19.42	iSky (20%); Greenman-Pedersen, Inc. (18%); LCC Telecom Management (11%)
14504 Greenview Drive Laurel, MD	Laurel	1985	69,194	90.3	1,189,499	19.03	Great West Life & Annuity (17%); Moore USA (11%); Light Wave Communications (10%)
6009-6011 Oxon Hill Road Oxon Hill, MD	Southern Prince George's County	1990	181,768	100.0	3,564,092	19.61	U.S. Dept. of Treasury (69%); NRL Federal Credit Union (10%)
9690 Deereco Road Timonium, MD	Suburban North Baltimore County	1988	133,737	92.1	2,696,730	21.89	Fireman's Fund Insurance (24%); GoPin, Inc. (10%)
375 W. Padonia Road Timonium, MD	Suburban North Baltimore County	1986	100,804	100.0	1,628,281	16.15	Deutsche Bank Alex. Brown (84%); Riparius Corporation (13%)

Subtotal/Average			4,791,139	95.7%	$85,700,628	$18.69

Blue Bell/Philadelphia:
753 Jolly Road Blue Bell, PA	Blue Bell	1960/92-94	419,472	100.0%	$3,718,006	$8.86	Unisys (100%)
785 Jolly Road Blue Bell, PA	Blue Bell	1970/1996	219,065	100.0	2,236,636	10.21	Unisys with 100% sublease to Merck
760 Jolly Road Blue Bell, PA	Blue Bell	1974/1994	208,854	100.0	2,724,401	13.04	Unisys (100%)
751 Jolly Road Blue Bell, PA	Blue Bell	1966/1991	112,958	100.0	1,001,207	8.86	Unisys (100%)

Subtotal/Average			960,349	100.0%	$9,680,250	$10.08

Greater Harrisburg:
2605 Interstate Drive Harrisburg, PA	East Shore	1990	81,187	93.5%	$1,222,673	$16.11	Commonwealth of Penna. (88%)
6345 Flank Drive Harrisburg, PA	East Shore	1989	69,443	100.0	1,081,704	15.58	Allstate Insurance (30%); First Health Services (24%); Coventry Health Care (18%); LWN Enterprises (15%)
6340 Flank Drive Harrisburg, PA	East Shore	1988	68,200	72.9	522,460	10.51	Lancaster Lebanon (73%)
2601 Market Place Harrisburg, PA	East Shore	1989	67,743	74.0	885,763	17.67	Duke Energy Operating Co. (26%); Ernst & Young, LLP (26%); Penn State Geisinger Systems (11%); Groundwater Sciences Corp. (11%)
6400 Flank Drive Harrisburg, PA	East Shore	1992	52,439	100.0	757,843	14.45	Pennsylvania Coalition Against Domestic Violence (51%); The REM Organization (27%); Liberty Business Information (16%)

6360 Flank Drive Harrisburg, PA	East Shore	1988	46,500	97.7	633,268	13.94	Ikon Office Solutions, Inc. (22%); Computer Applications (20%); Sentage/Muth & Mumma (15%); Health Spectrum Medical (15%)
6385 Flank Drive Harrisburg, PA	East Shore	1995	32,800	89.6	437,038	14.88	Cowles Enthusiast Media (34%); Coventry Mgmt. Services (26%); Pitney Bowes, Inc. (11%); Orion Consulting, Inc. (11%)
6405 Flank Drive Harrisburg, PA	East Shore	1991	32,000	100.0	459,951	14.37	Cowles Enthusiast Media (100%)
6380 Flank Drive Harrisburg, PA	East Shore	1991	32,000	80.0	324,053	12.66	Myers & Stauffer (17%); Verizon Network Integration Corp. (14%); Lorom America, Inc. (14%); Lancaster Lebanon, Int. (13%); Critical Care Systems, Inc. (13%); U-Conn Technology USA (10%)
95 Shannon Road Harrisburg, PA	East Shore	1999	21,976	100.0	349,176	15.89	New World Pasta (100%)
75 Shannon Road Harrisburg, PA	East Shore	1999	20,887	100.0	351,938	16.85	McCormick, Taylor & Assoc. (100%)
6375 Flank Drive Harrisburg, PA	East Shore	2000	19,783	100.0	325,875	16.47	Orion Capital Companies (71%); McCormick, Taylor & Assoc. (29%)
85 Shannon Road Harrisburg, PA	East Shore	1999	12,863	100.0	204,380	15.89	New World Pasta (100%)
5035 Ritter Road Mechanicsburg, PA	West Shore	1988	56,556	100.0	770,397	13.62	Commonwealth of Penna. (83%)
5070 Ritter Road—Building A Mechanicsburg, PA	West Shore	1989	32,309	77.5	406,536	16.23	Maryland Casualty Co. (62%); Commonwealth of Penna. (15%)
5070 Ritter Road—Building B Mechanicsburg, PA	West Shore	1989	28,000	100.0	353,890	12.64	Vale National Training Center (63%); Pennsylvania Trauma Systems Foundation (18%); Paytime, Inc. (13%)

Subtotal/Average			674,686	91.2%	$9,086,945	$14.77

Northern/Central New Jersey:
431 Ridge Road Dayton, NJ	Exit 8A— Cranbury	1958/1998	170,000	100.0%	$3,601,040	$21.18	AT&T Local Services (100%)
429 Ridge Road Dayton, NJ	Exit 8A— Cranbury	1966/1996	142,385	100.0	2,763,333	19.41	AT&T Local Services (100%)
68 Culver Road Dayton, NJ	Exit 8A— Cranbury	2000	57,280	100.0	1,221,782	21.33	AT&T Local Services (100%)
437 Ridge Road Dayton, NJ	Exit 8A— Cranbury	1962/1996	30,000	100.0	564,120	18.80	AT&T Local Services (100%)
104 Interchange Plaza Cranbury, NJ	Exit 8A— Cranbury	1990	47,677	100.0	1,094,494	22.96	Turner Construction Co. (35%); Utica Mutual Insurance Co. (15%); Laborer's International Union (13%); Lanier Worldwide (12%)

101 Interchange Plaza Cranbury, NJ	Exit 8A— Cranbury	1985	43,621	100.0	988,309	22.66	Ford Motor Credit Co. (21%); CSX Transportation, Inc. (18%); Arquest, Inc. (16%); Middlesex County Improve. Auth. (13%); Trans Union Corporation (11%)
47 Commerce Cranbury, NJ	Exit 8A— Cranbury	1992/1998	41,398	100.0	526,593	12.72	Somfy Systems, Inc. (100%)
7 Centre Drive Jamesburg, NJ	Exit 8A— Cranbury	1989	19,466	100.0	435,736	22.38	Compugen, Inc. (29%); Systems Freight (22%)
8 Centre Drive Jamesburg, NJ	Exit 8A— Cranbury	1986	16,199	100.0	361,216	22.30	Sonova Networks Corp. (55%); Medical World Communications (45%)
2 Centre Drive Jamesburg, NJ	Exit 8A— Cranbury	1989	16,132	100.0	402,411	24.94	Fleet National Bank (100%)
4301 Route 1 Monmouth Junction, NJ	Monmouth Junction	1986	61,300	100.0	1,238,541	20.20	Guest Supply, Inc. (47%); eCOM Server (16%); Ikon Office Solutions (14%); Foster & Adoptive Family Svcs. (10%)
695 Rt. 46 Fairfield, NJ	Wayne	1990	157,394	95.7	3,187,121	21.16	ADT Security Services, Inc. (26%); The Museum Company (16%); Chase Manhattan (15%); Dean Witter Reynolds (13%)
710 Rt. 46 Fairfield, NJ	Wayne	1985	101,120	69.1	1,452,883	20.79	Ericsson, Inc. (13%)

Subtotal/Average			903,972	95.8%	$17,837,579	$20.60

Northern Virginia:
15000 Conference Center Drive Chantilly, VA	Dulles South	1989	470,406	99.6%	$9,427,404	$20.13	Dyncorp Information Systems, LLC (52%); General Dynamics Govt. Corp. (13%); Genuity, Inc. (13%)

Subtotal/Average			470,406	99.6%	$9,427,404	$20.13

Total/Average			7,800,552	96.1%	$131,732,806	$17.58

(1)
This percentage is based upon all signed leases and tenants occupancy as of December 31, 2001.
(2)
Total rental revenue is the monthly contractual base rent as of December 31, 2001 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases.
(3)
This total rent per occupied square foot is the property's total rental revenue divided by that property's occupied square feet as of December 31, 2001.
(4)
The Baltimore/Washington Corridor encompasses mostly Anne Arundel and Howard Counties. Included in this region are six properties located outside of these counties, including three properties in suburban Washington, D.C., two properties in Timonium, Maryland, and one property in Baltimore, Maryland.
(5)
Prior to February 25, 2002, we held a 50% interest in the joint venture that owns this property. On that date, we purchased the remaining 50% joint venture interest for $5,400 and now directly own this property. Another 26,357 rentable square feet will be delivered upon completion of tenant improvements.
(6)
This tenant declared bankruptcy in November 2001. We have not included any rental revenue for this tenant since we did not receive any payments from this tenant in December 2001, and we anticipate termination of the lease.
(7)
A tenant occupying 2,175 rentable square feet in this property remits only eleven months of rental revenue annually under the terms of its lease. Accordingly, the monthly contractual base rent as of December 31, 2001 for this tenant was multiplied by eleven.
(8)
We hold an 80% interest in the joint venture that owns this property.

Lease Expirations

        The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 2001, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Total Rental Revenue of Expiring Leases(2) (In Thousands)	Percentage of Total Rental Revenue Expiring(2)	Total Rental Revenue of Expiring Leases Per Occupied Square Foot(2)
2002	98	994,175	13.3%	$17,978	13.6%	$18.08
2003	95	833,099	11.1	14,319	10.9	17.19
2004	71	828,934	11.1	16,569	12.6	19.99
2005	63	744,854	9.9	14,779	11.2	19.84
2006	54	652,783	8.7	12,366	9.4	18.94
2007	16	454,641	6.1	7,530	5.7	16.56
2008	11	767,559	10.2	14,557	11.1	18.97
2009	13	1,222,057	16.3	14,736	11.2	12.06
2010	12	710,381	9.5	14,509	11.0	20.42
2011	4	165,443	2.2	3,211	2.4	19.41
2012	1	71,514	1.0	1,147	0.9	16.05
Other(3)	8	48,694	0.6	32	0.0	0.64

Total/Weighted Avg.	446	7,494,134	100.0%	$131,733	100.0%	$18.11

(1)
Many of our government leases are subject to certain early termination provisions that are customary to government leases. The year of lease expiration was computed assuming no such early termination rights.

(2)
Total rental revenue is the monthly contractual base rent as of December 31, 2001 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases.

(3)
Other consists of amenities, including cafeterias, concierge offices and property management space.

Item 3. Legal Proceedings

        We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

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

Item 8. Financial Statements and Supplementary Data

        Information for this section is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K beginning with the Consolidated Balance Sheets and continuing through the Report of Independent Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10, 11, 12 & 13. Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

        For the information required by Item 10, Item 11, Item 12 and Item 13, you should refer to our definitive proxy statement relating to the 2002 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as exhibits to this Form 10-K:

  1.
  Financial Statements. Audited consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 2001 are included in Exhibit 13.1 to this Form 10-K and are incorporated by reference.

  2.
  Financial Statement Schedule. Audited Schedule III—Real Estate and Accumulated Depreciation is included in Exhibit 13.2 to this Form 10-K and is incorporated by reference.

  (b)
  We filed the following Current Report on Form 8-K in the last quarter of the year ended December 31, 2001:

    We filed a Form 8-K dated October 24, 2001 that included information reported under Item 7 and Item 9 filed in connection with our release of earnings on October 24, 2001. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended September 30, 2001.

  (c)
  Exhibits. Refer to the Exhibit Index that follows.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.1.2	Articles of Amended and Restated Declaration of Trust (filed herewith).
3.2	Bylaws of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.3	Form of certificate for the Registrant's Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.4	Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed with the Company's Quarterly Report on Form 10-Q on August 12, 1998 and incorporated herein by reference).
3.5	Articles Supplementary of Corporate Office Properties Trust Series A Convertible Preferred Shares, dated September 28, 1998 (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).
3.6	Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).
3.7	Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
3.8	Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
3.9	Articles Supplementary of Corporate Office Properties Trust Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant's Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).
3.10	Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).
10.1.1	Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 7, 1999 (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.1.2	First Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.1.3	Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed with the Company's Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).

10.1.4	Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 29, 2000 (filed with the Company's Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).
10.1.5	Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated April 3, 2001 (filed with the Company's Current Report on Form 8-K dated March 30, 2001 and incorporated herein by reference).
10.1.6	Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 14, 2001 (filed with the Company's Current Report on Form 8-K dated September 6, 2001 and incorporated herein by reference).
10.2	Stock Option Plan for Directors (filed with Royale Investments, Inc.'s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).
10.3.1*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.3.2*	Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company's Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).
10.3.3*	Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed herewith).
10.4*	Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Clay W. Hamlin, III (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.5*	Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Randall M. Griffin (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.6*	Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.7*	Employment Agreement, dated December 16, 1999, between Corporate Development Services, LLC, COPT and Dwight Taylor (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.8*	Employment Agreement, dated December 16, 1999, between Corporate Realty Management, LLC, COPT and Michael D. Kaiser (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.9*	Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.10*	Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.11*	Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Dwight Taylor (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.12*	Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Michael D. Kaiser (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.13*	Restricted Share Agreement, dated July 2, 2001, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed herewith).
10.14.1	Senior Secured Revolving Credit Agreement, dated May 28, 1998, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company's Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).
10.14.2	First Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 28, 2001, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company's Current Report on Form 8-K on September 7, 2001 and incorporated herein by reference).
10.14.3	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 8, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed herewith).
10.15	Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).
10.16	Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).
10.17	Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).
10.18	Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).
10.19	Letter Agreement for Interest Rate Swap Transaction, dated December 26, 2000, between Corporate Office Properties, L.P. and Deutsche Bank AG (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
10.20.1	Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit A of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).
10.20.2	First Amendment to Contribution Agreement, dated July 16, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).
10.20.3	Second Amendment to Contribution Agreement, dated September 28, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).
10.21	Service Company Asset Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit B of the Company's Schedule 14A Information on June 26, 1998 and incorporated herein by reference).
10.22.1	Contribution Rights Agreement, dated June 23, 1999, between the Operating Partnership and United Properties Group, Incorporated (filed with the Company's Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

10.22.2	Contribution Agreement, dated December 21, 1999, between United Properties Group, Incorporated and COPT Acquisitions, Inc. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.23.1	Contract of Sale, dated August 9, 1999, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
10.23.2	Amendment to Contract of Sale, dated April 28, 2000, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
10.24	Agreement to Sell Partnership Interests, dated August 12, 1999, between Gateway Shannon Development Corporation, Clay W. Hamlin, III and COPT Acquisitions, Inc. (filed with the Company's Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).
10.25	Contract of Sale, dated March 14, 2000, between Arbitrage Land Limited Partnership, Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
10.26.1	Lease Agreement, dated August 3, 1998, between Constellation Real Estate, Inc. and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).
10.26.2	First Amendment to Lease, dated December 30, 1998, between Three Centre Park, LLC and Constellation Properties, Inc. (filed with the Company's Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).
10.27	Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.28	Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot B (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.29	Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.30	Option agreement, dated March 1998, between Corporate Office Properties, L.P. and Blue Bell Land, L.P. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.31	Option agreement, dated March 1998, between Corporate Office Properties, L.P. and Comcourt Land, L.P. (filed with the Company's Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).
10.32	Option Agreement, dated September 28, 1998, between Jolly Acres Limited Partnership, Arbitrage Land Limited Partnership and the Operating Partnership (filed with the Company's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).
13.1	Portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2001 (filed herewith).
13.2	Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2001 (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Accountants (filed herewith).

*
Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST
Date: March 22, 2002	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin President and Chief Operating Officer
Date: March 22, 2002	By:	/s/ ROGER A. WAESCHE, JR. Roger A. Waesche, Jr. Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JAY H. SHIDLER (Jay H. Shidler)	Chairman of the Board and Trustee	March 22, 2002
/s/ CLAY W. HAMLIN, III (Clay W. Hamlin, III)	Chief Executive Officer and Trustee	March 22, 2002
/s/ RANDALL M. GRIFFIN (Randall M. Griffin)	President and Chief Operating Officer	March 22, 2002
/s/ ROGER A. WAESCHE, JR. (Roger A. Waesche, Jr.)	Senior Vice President and Chief Financial Officer	March 22, 2002
/s/ BETSY Z. COHEN (Betsy Z. Cohen)	Trustee	March 22, 2002
/s/ KENNETH D. WETHE (Kenneth D. Wethe)	Trustee	March 22, 2002
/s/ ROBERT L. DENTON (Robert L. Denton)	Trustee	March 22, 2002
(Kenneth S. Sweet, Jr.)	Trustee	March 22, 2002
/s/ STEVEN D. KESLER (Steven D. Kesler)	Trustee	March 22, 2002
/s/ THOMAS F. BRADY (Thomas F. Brady)	Trustee	March 22, 2002

QuickLinks

Table of Contents Form 10-K
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10, 11, 12 & 13. Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES