Form 10-Q
period 2002-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2002-05-14
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from_____________________to___________________________

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

       Registrant's telephone number, including area code: (410) 730-9092
                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes  / / No

On May 9, 2002, 23,353,823 of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                                                                                           PAGE
                                                                                                          ------
PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements:
            Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001               3
            Consolidated Statements of Operations for the three months ended March 31, 2002 and
              2001 (unaudited)                                                                               4
            Consolidated  Statements  of Cash Flows for the three months ended March 31, 2002 and
              2001 (unaudited)                                                                               5
            Notes to Consolidated Financial Statements                                                       6
Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations              20
Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                         29

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                                                  29
Item 2:  Changes in Securities                                                                              30
Item 3:  Defaults Upon Senior Securities                                                                    30
Item 4:  Submission of Matters to a Vote of Security Holders                                                30
Item 5:  Other Information                                                                                  30
Item 6:  Exhibits and Reports on Form 8-K                                                                   30

SIGNATURES                                                                                                  31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       March 31,       December 31,
                                                                                         2002              2001
                                                                                   ---------------   ---------------
                                                                                     (unaudited)
ASSETS
Investment in real estate:
  Operating properties, net                                                        $       858,048   $       851,762
  Property held for sale, net                                                                5,990                --
  Projects under construction or development                                                67,683            64,244
--------------------------------------------------------------------------------   ---------------   ---------------
  Total commercial real estate properties, net                                             931,721           916,006
  Investments in and advances to unconsolidated real estate joint ventures                  10,740            11,047
--------------------------------------------------------------------------------   ---------------   ---------------
  Investment in real estate, net                                                           942,461           927,053
Cash and cash equivalents                                                                    4,250             6,640
Restricted cash                                                                              6,977             4,947
Accounts receivable, net                                                                     4,909             3,805
Investments in and advances to other unconsolidated entities                                 2,105             2,112
Deferred rent receivable                                                                    11,651            11,447
Deferred charges, net                                                                       18,175            16,884
Prepaid and other assets                                                                    10,991             9,551
Furniture, fixtures and equipment, net                                                       1,717             1,771
--------------------------------------------------------------------------------   ---------------   ---------------
TOTAL ASSETS                                                                       $     1,003,236   $       984,210
--------------------------------------------------------------------------------   ---------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage and other loans payable                                                 $       573,821   $       573,327
  Accounts payable and accrued expenses                                                     11,355            10,674
  Rents received in advance and security deposits                                            6,805             6,567
  Dividends and distributions payable                                                        9,426             8,965
  Fair value of derivatives                                                                  2,720             3,781
  Other liabilities                                                                          7,171            12,193
--------------------------------------------------------------------------------   ---------------   ---------------
Total liabilities                                                                  $       611,298   $       615,507
--------------------------------------------------------------------------------   ---------------   ---------------
Minority interests:
  Preferred Units in the Operating Partnership                                              24,367            24,367
  Common Units in the Operating Partnership                                                 81,905            80,158
  Other consolidated entities                                                                  286               257
--------------------------------------------------------------------------------   ---------------   ---------------
Total minority interests                                                                   106,558           104,782
--------------------------------------------------------------------------------   ---------------   ---------------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Preferred Shares ($0.01 par value; 10,000,000 shares authorized;
      40,693 designated as Series A Convertible Preferred Shares of                             --                --
         beneficial interest (shares issued of 0 at March 31, 2002 and 1 at
         December 31, 2001)
      1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of
         beneficial interest (1,250,000 shares issued with an aggregate
         liquidation preference of $31,250)                                                     13                13
      544,000 designated as Series D Cumulative Convertible Redeemable Preferred
         Shares of beneficial interest (544,000 shares issued with an aggregate
         liquidation preference of $13,600 )                                                     5                 5
      1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of
         beneficial interest (1,150,000 shares issued with an aggregate
         liquidation preference of $28,750 )                                                    11                11
      1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of
         beneficial interest (1,425,000 shares issued with an
         aggregate liquidation preference of $35,625)                                           14                14
  Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 22,938,151 at March 31, 2002 and
      20,814,701 at December 31, 2001)                                                         229               208
  Additional paid-in capital                                                               307,500           285,362
  Cumulative distributions in excess of net income                                         (16,446)          (14,502)
  Value of unearned restricted Common Share grants                                          (2,739)           (3,275)
  Treasury Shares, at cost (166,600 shares)                                                 (1,415)           (1,415)
  Accumulated other comprehensive loss                                                      (1,792)           (2,500)
--------------------------------------------------------------------------------   ---------------   ---------------
Total shareholders' equity                                                                 285,380           263,921
--------------------------------------------------------------------------------   ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $     1,003,236   $       984,210
--------------------------------------------------------------------------------   ---------------   ---------------

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  For the three months ended March 31,
                                                                                 --------------------------------------
                                                                                        2002              2001
                                                                                   ---------------   --------------
Real Estate Operations:
Revenues
   Rental revenue                                                                  $        30,240   $        25,345
   Tenant recoveries and other revenue                                                       3,993             4,049
--------------------------------------------------------------------------------   ---------------   ---------------
     Revenue from real estate operations                                                    34,233            29,394
--------------------------------------------------------------------------------   ---------------   ---------------
Expenses
   Property operating                                                                       10,100             8,376
   Interest                                                                                  8,567             8,112
   Amortization of deferred financing costs                                                    486               383
   Depreciation and other amortization                                                       6,641             4,841
--------------------------------------------------------------------------------   ---------------   ---------------
     Expenses from real estate operations                                                   25,794            21,712
--------------------------------------------------------------------------------   ---------------   ---------------
Earnings from real estate operations before equity in (loss) income of                       8,439             7,682
   of unconsolidated real estate joint ventures
Equity in (loss) income of unconsolidated real estate joint ventures                           (12)               30
--------------------------------------------------------------------------------   ---------------   ---------------
Earnings from real estate operations                                                         8,427             7,712
--------------------------------------------------------------------------------   ---------------   ---------------
Service operations
   Revenues                                                                                  1,011             1,040
   Expenses                                                                                 (1,094)           (1,369)
   Equity in loss of unconsolidated Service Companies                                           (7)               --
--------------------------------------------------------------------------------   ---------------   ---------------
Losses from service operations                                                                 (90)             (329)
--------------------------------------------------------------------------------   ---------------   ---------------
General and administrative expense                                                          (2,170)           (1,446)
--------------------------------------------------------------------------------   ---------------   ---------------
Income before minority interests, income taxes, discontinued operations,
  extraordinary item and cumulative effect of accounting change                              6,167             5,937
Minority interests
   Common Units in the Operating Partnership                                                  (988)           (1,530)
   Preferred Units in the Operating Partnership                                               (572)             (572)
   Other consolidated entities                                                                 (31)                4
--------------------------------------------------------------------------------   ---------------   ---------------
Income before income taxes, discontinued operations, extraordinary item and
  cumulative effect of accounting change                                                     4,576             3,839
Income tax benefit, net of minority interests                                                   27                81
--------------------------------------------------------------------------------   ---------------   ---------------
Income before discontinued operations, extraordinary item and
cumulative effect of accounting change                                                       4,603             3,920
--------------------------------------------------------------------------------   ---------------   ---------------
Discontinued operations
   Earnings from operations, net of minority interests                                          84                50
   Gain on sales of real estate, net of minority interests                                     636                --
--------------------------------------------------------------------------------   ---------------   ---------------
Income from discontinued operations, net of minority interests                                 720                50
--------------------------------------------------------------------------------   ---------------   ---------------
Income before extraordinary item and cumulative effect of accounting change                  5,323             3,970
Extraordinary item-loss on early retirement of debt, net of  minority interests                (28)              (70)
--------------------------------------------------------------------------------   ---------------   ---------------
Income before cumulative effect of accounting change                                         5,295             3,900
Cumulative effect of accounting change, net of minority interests                               --              (174)
--------------------------------------------------------------------------------   ---------------   ---------------
NET INCOME                                                                                   5,295             3,726
Preferred Share dividends                                                                   (2,533)             (881)
--------------------------------------------------------------------------------   ---------------   ---------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                        $         2,762   $         2,845
--------------------------------------------------------------------------------   ---------------   ---------------
BASIC EARNINGS PER COMMON SHARE
   Income before discontinued operations, extraordinary item and cumulative
     effect of accounting change                                                   $          0.10   $          0.15
   Discontinued operations                                                                    0.03                --
   Extraordinary item                                                                           --                --
   Cumulative effect of accounting change                                                       --             (0.01)
--------------------------------------------------------------------------------   ---------------   ---------------
  Net income available to Common Shareholders                                      $          0.13   $          0.14
--------------------------------------------------------------------------------   ---------------   ---------------
DILUTED EARNINGS PER COMMON SHARE

   Income before discontinued operations, extraordinary item and cumulative
     effect of accounting change                                                   $          0.10   $          0.15
   Discontinued operations                                                                    0.03                --
   Extraordinary item                                                                           --                --
   Cumulative effect of accounting change                                                       --             (0.01)
--------------------------------------------------------------------------------   ---------------   ---------------
  Net income available to Common Shareholders                                      $          0.13   $          0.14
--------------------------------------------------------------------------------   ---------------   ---------------

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  For the three months ended March 31,
                                                                                  ------------------------------------
                                                                                         2002               2001
                                                                                   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $         5,295   $         3,726
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                                    1,940             2,040
       Depreciation and other amortization                                                   6,641             4,841
       Amortization of deferred financing costs                                                486               383
       Equity in income of unconsolidated entities                                             (11)              (30)
       Gain on sales of real estate                                                           (946)               --
       Extraordinary item - loss on early retirement of debt                                    42               106
       Cumulative effect of accounting change                                                   --               263
       Increase in deferred rent receivable                                                   (204)             (691)
       Increase in accounts receivable, restricted cash and prepaid and other
         assets                                                                             (3,619)           (2,358)
       Increase (decrease) in accounts payable, accrued expenses, rents received
         in advance and security deposits                                                    1,327              (960)
       Other                                                                                 1,123               828
--------------------------------------------------------------------------------   ---------------   ---------------
         Net cash provided by operating activities                                          12,074             8,148
--------------------------------------------------------------------------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate  properties                        (19,509)          (12,623)
   Proceeds from sales of real estate                                                        1,345                --
   Investments in and advances to unconsolidated real estate joint ventures                   (421)           (3,231)
   Cash from acquisition of Service Companies                                                   --               568
   Investments in and advances to other unconsolidated entities                                 --              (564)
   Leasing commissions paid                                                                 (1,901)           (1,328)
   Decrease (increase) in advances to certain real estate joint ventures                        91              (776)
   Other                                                                                       (62)             (335)
--------------------------------------------------------------------------------   ---------------   ---------------
         Net cash used in investing activities                                             (20,457)          (18,289)
--------------------------------------------------------------------------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                                           21,857            46,090
   Repayments of mortgage and other loans payable                                          (24,363)          (41,566)
   Deferred financing costs paid                                                              (772)           (1,013)
   (Decrease) increase in other liabilities                                                 (5,022)              633
   Net proceeds from issuance of Preferred Shares                                               --            11,894
   Net proceeds from issuance of Common Shares                                              23,660               148
   Dividends paid                                                                           (6,777)           (4,771)
   Distributions paid                                                                       (2,590)           (2,449)
--------------------------------------------------------------------------------   ---------------   ---------------
         Net cash provided by financing activities                                           5,993             8,966
--------------------------------------------------------------------------------   ---------------   ---------------

Net decrease in cash and cash equivalents                                                   (2,390)           (1,175)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                       6,640             4,981
--------------------------------------------------------------------------------   ---------------   ---------------
   End of period                                                                   $         4,250   $         3,806
--------------------------------------------------------------------------------   ---------------   ---------------

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.        ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully-integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of March 31, 2002, our portfolio included 99 office properties.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's classes of securities and the percentage of the outstanding units of each class owned by COPT as of March 31, 2002 follows:

                                         % Owned by
                                            COPT
                                         ----------
     Common Units                                68%
     Series B Preferred Units                   100%
     Series C Preferred Units                     0%
     Series D Preferred Units                   100%
     Series E Preferred Units                   100%
     Series F Preferred Units                   100%

2.        BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim financial statements should be read together with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

CONSOLIDATION METHOD

     We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

-    COPT;
-    the Operating Partnership and its subsidiary partnerships and LLCs; and
-    Corporate Office Properties Holdings, Inc. (of which we own 100%).

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

RECLASSIFICATION

     We reclassified certain amounts from the prior period to conform to the current period presentation of our consolidated financial statements. These reclassifications did not affect consolidated net income or shareholders' equity.

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

     These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

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

EARNINGS PER SHARE

     We present both basic and diluted earnings per Common Share ("EPS"). We compute basic EPS by dividing income available to common shareholders by the weighted-average number of Common Shares of beneficial interest ("Common Shares") outstanding during the period. Our computation of diluted EPS is similar except that:

- the denominator is increased to include the weighted-average number of potential additional Common Shares that would have been outstanding if securities that are convertible into our Common Shares were converted; and

- the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into Common Shares.

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (in thousands, except per share data):

                                                                                     Three months ended March 31,
                                                                                   ---------------------------------
                                                                                         2002              2001
                                                                                   ---------------   ---------------
Numerator:
Net income available to Common Shareholders                                        $         2,762   $         2,845
Add: Cumulative effect of accounting change, net                                                --               174
Add: Extraordinary item, net                                                                    28                70
Less: Income from discontinued operations, net                                                (720)              (50)
                                                                                   ---------------   ---------------
Numerator for basic EPS before income from discontinued
   operations, extraordinary item and cumulative effect
   of accounting change                                                                      2,070             3,039
Income on share options assumed converted                                                       --               (61)
Add: Series D Preferred Share dividends                                                         --               100
                                                                                   ---------------   ---------------
Numerator for diluted EPS before income from
   discontinued operations, extraordinary item and
   cumulative effect of accounting change                                                    2,070             3,078
Add: Income from discontinued operations, net                                                  720                50
                                                                                   ---------------   ---------------
Numerator for diluted EPS before extraordinary item and
   cumulative effect of accounting change                                                    2,790             3,128
Less: Extraordinary item, net                                                                  (28)              (70)
                                                                                   ---------------   ---------------
Numerator for diluted EPS for net income before
   cumulative effect of accounting change                                                    2,762             3,058
Less: Cumulative effect of accounting change, net                                               --              (174)
                                                                                   ---------------   ---------------
Numerator for diluted EPS on net income available to
   Common Shareholders                                                             $         2,762   $         2,884
                                                                                   ===============   ===============

Denominator (all weighted averages):
Common Shares - basic                                                                       20,889            19,982
Assumed conversion of share options                                                            765               273
Conversion of Series D Preferred Shares                                                         --               878
                                                                                   ---------------   ---------------
Denominator for diluted EPS                                                                 21,654            21,133
                                                                                   ===============   ===============
Basic EPS
 Income before discontinued operations, extraordinary item and
    cumulative effect of accounting change                                         $          0.10   $          0.15
 Discontinued operations                                                                      0.03                --
 Extraordinary item                                                                             --                --
 Cumulative effect of accounting change                                                         --             (0.01)
                                                                                   ---------------   ---------------
 Net income available to Common shareholders                                       $          0.13   $          0.14
                                                                                   ===============   ===============

Diluted EPS
 Income before discontinued operations,  extraordinary item and
   cumulative effect of accounting change                                          $          0.10   $          0.15
 Discontinued operations                                                                      0.03                --
 Extraordinary item                                                                             --                --
 Cumulative affect of accounting change                                                         --             (0.01)
                                                                                   ---------------   ---------------
 Net income available to Common Shareholders                                       $          0.13   $          0.14
                                                                                   ===============   ===============

     Our diluted EPS computation for the three months ended March 31, 2002 assumes only conversion of share options because conversions of Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares"), Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in those periods. Our diluted EPS computation for the three months ended March 31, 2001 assumes only conversion of share options and Series D Preferred Shares because conversions of Preferred Units, Series A Preferred Shares and Common Units would increase diluted EPS in those periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     On July 1, 2001 and January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 require that (1) amortization of goodwill, including goodwill recorded in past business combinations, be discontinued upon adoption of this standard and (2) goodwill be tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. After completing an evaluation of our unamortized goodwill under the provisions of SFAS 142, we concluded that our carrying value of goodwill was not impaired as of January 1, 2002 and March 31, 2002. The following table summarizes our goodwill amortization and operating results as if such goodwill amortization did not occur:

                                                                                     Three months ended March 31,
                                                                                   --------------------------------
                                                                                         2002              2001
                                                                                   ---------------   ---------------
Amortization of goodwill                                                           $            --   $            40
Amortization of goodwill, net of minority interests and income taxes               $            --   $            16
Income before extraordinary item and cumulative effect of accounting change,
   as reported                                                                     $         5,323   $         3,970
Income before extraordinary item and cumulative effect of accounting change,
   exclusive of goodwill amortization                                              $         5,323   $         3,986
Net income available to Common Shareholders, as reported                           $         2,762   $         2,845
Net income available to Common Shareholders, exclusive of goodwill amortization    $         2,762   $         2,861
Basic earnings per Common Share, as reported                                       $          0.13   $          0.14
Basic earnings per Common Share, exclusive of goodwill amortization                $          0.13   $          0.14
Diluted earnings per Common Share, as reported                                     $          0.13   $          0.14
Diluted earnings per Common Share, exclusive of goodwill amortization              $          0.13   $          0.14

     In January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The primary impact of our adoption of this standard is that revenues and expenses associated with real estate investments that we sold in 2002 or held for sale at March 31, 2002 are classified as discontinued operations on our Consolidated Statements of Operations for the periods reported.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS 145 generally eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to that of sale-leaseback transactions. The amendment requires that lease modifications result in recognition of a gain or loss in the financial statements and, where applicable, be subject to existing accounting standards governing sales of real estate and sale-leaseback transactions. SFAS 145 is generally effective for transactions occurring after May 15, 2002; however, the standard generally requires that gains or losses from extinguishment of debt reported as an extraordinary item in prior periods presented be reclassified. We are currently reviewing the provisions of this standard and assessing the impact of adoption.

4.        COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consist of the following:

                                                 March 31,        December 31,
                                                   2002               2001
                                              ---------------   ---------------
     Land                                     $       164,436   $       164,994
     Buildings and improvements                       750,350           738,320
                                              ---------------   ---------------
                                                      914,786           903,314
     Less: accumulated depreciation                   (56,738)          (51,552)
                                              ---------------   ---------------
                                              $       858,048   $       851,762
                                              ---------------   ---------------

     We are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland. As a result, this property is classified as held for sale. The components associated with this property at March 31, 2002 include the following:

                                                  March 31,
                                                    2002
                                                 ----------
     Land                                        $    1,249
     Buildings and improvements                       5,247
                                                 ----------
                                                      6,496
     Less: accumulated depreciation                    (506)
                                                 ----------
                                                 $    5,990
                                                 ----------

Our contract to sell the property expired subsequent to March 31, 2002 but the potential purchaser has expressed continued interest in acquiring the property at the originally agreed upon purchase price of $7,300.

     Projects we had under construction or development consist of the following:

                                                  March 31,       December 31,
                                                    2002              2001
                                              ---------------   ---------------
     Land                                     $        29,543   $        26,751
     Construction in progress                          38,140            37,493
                                              ---------------   ---------------
                                              $        67,683   $        64,244
                                              ---------------   ---------------

ACQUISITION

     On January 31, 2002, we acquired a parcel of land located in Annapolis Junction, Maryland for $3,757 from an affiliate of Constellation Real Estate, Inc. ("Constellation"). On the date of this transaction, Constellation owned 43% of our Common Shares and had the right to designate nominees for two of the eight positions on our Board of Trustees (see Note 10).

2002 CONSTRUCTION/DEVELOPMENT

     During the three months ended March 31, 2002, we completed the construction of two office buildings totaling 127,167 square feet. The buildings are located in the Baltimore/Washington Corridor.

     As of March 31, 2002, we also had construction underway on four new buildings.

2002 DISPOSITION

     We sold a land parcel located in Hanover, Maryland for $1,300 on March 29, 2002. We realized a gain of $597 on the sale of this property.

ACCOUNTING FOR CERTAIN REAL ESTATE JOINT VENTURES

     Prior to 2002, we contributed parcels of land into two real estate joint ventures. In exchange for the contributions of land, we received joint venture interests and $9.6 million in cash. Each of these joint ventures constructed office buildings on the land parcels. Each of the joint ventures' operating agreements provide us with the option to acquire the joint venture partners' interests for a pre-determined purchase price over a limited period of time. We account for our interests in these joint ventures as follows:

- the costs associated with these land parcels at the time of their respective contributions are reported as commercial real estate properties on our Consolidated Balance Sheets;
- the cash received from these joint ventures in connection with the land contributions is reported as other liabilities on our Consolidated Balance Sheets. These liabilities are accreted towards the pre-determined purchase price over the life of our option to acquire the joint venture partners' interests. We also report interest expense in connection with the accretion of these liabilities; and
- as construction of the buildings on these land parcels is completed and operations commence, we report 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations.
- construction costs and debt activity for these projects relating to periods after the respective land contributions are not reported by us.

     In February 2002, we acquired the joint venture partner's interest in one of these joint ventures for the pre-determined purchase price of $5,448. Upon completion of this acquisition, we began consolidating the accounts of the entity with our accounts.

5.        INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED REAL ESTATE JOINT
          VENTURES

     On February 21, 2002, we acquired the remaining 20% interest in MOR Montpelier LLC not previously owned by us and simultaneously sold the 43,785 square foot building owned by that entity, realizing a gain of $352.

     On February 21, 2002, we also acquired a 50% interest in MOR Montpelier 3 LLC, an entity developing a parcel of land located in Columbia, Maryland.

     Our investments in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and include the following:

                                      March 31,          December 31,
                                        2002                 2001
                                     ------------        -------------
           Gateway 67, LLC           $    3,972          $    3,904
           NBP 140, LLC                   3,184(1)            2,885(1)
           Gateway 70 LLC                 2,366               2,326
           MOR Forbes LLC                   920                 924
           MOR Montpelier 3 LLC             298                  --
           MOR Montpelier LLC                --               1,008
                                     ------------        -------------
                                     $   10,740          $   11,047
                                     ------------        -------------

           (1) Includes a mortgage loan receivable of $2,690 at March 31, 2002 and $2,640 at December 31, 2001 carrying an annual interest rate of Prime through its maturity on December 27, 2002.

     We have additional commitments pertaining to our real estate joint ventures that are disclosed in Note 16.

6.        ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $783 at March 31, 2002 and $723 at December 31, 2001.

7.        INVESTMENTS IN AND ADVANCES TO OTHER UNCONSOLIDATED ENTITIES

     Our investments in and advances to other unconsolidated entities include the following:

                                                                  March 31,        December 31,
                                                                     2002             2001
                                                               ---------------   ---------------
     Investment in MediTract, LLC                              $         1,621   $         1,621
     Investment in Paragon Smart Technologies, LLC (1)                     484               491
                                                               ---------------   ---------------
        Total                                                  $         2,105   $         2,112
                                                               ===============   ===============

     (1) Investment includes $245 in notes receivable carrying an interest rate of 12% per annum that are payable on demand.

8.        DEFERRED CHARGES

     Deferred charges consist of the following:

                                                   March 31,        December 31,
                                                     2002               2001
                                                ---------------   ---------------
  Leasing costs                                 $        15,199   $        13,298
  Financing costs                                        10,302             9,599
  Goodwill                                                1,320             1,320
  Other intangible costs                                    154               154
                                                ---------------   ---------------
                                                         26,975            24,371
  Accumulated amortization (1)                           (8,800)           (7,487)
                                                ---------------   ---------------
  Deferred charges, net                         $        18,175   $        16,884
                                                ===============   ===============

     (1) Includes accumulated amortization associated with other intangibles of $140 at March 31, 2002 and $132 at December 31, 2001.

9.        DERIVATIVES

     The following table sets forth derivative contracts we had in place and their respective fair market values ("FMV"):

                                                                                         FMV
                                                                              --------------------------
                      Notional
    Nature of          Amount        One-month     Effective     Expiration      March 31,   December 31,
    Derivative      (In millions)   LIBOR base       Date           Date            2002        2001
------------------  -------------   -----------    ----------    ----------      --------    -----------
Interest rate swap         $100.0          5.76%       1/2/01        1/2/03       $(2,720)      $(3,781)
Interest rate cap            50.0          7.70%      5/25/00       5/31/02            --            --
                                                                                 --------     ---------
Total                                                                             $(2,720)      $(3,781)
                                                                                 --------     ---------

     We designated each of these derivatives as cash flow hedges. At March 31, 2002, the interest rate swap is effective while the interest rate cap is not effective. During the three months ended March 31, 2002, we increased the accumulated other comprehensive loss component of shareholders' equity ("AOCL") and minority interests in total by $1,063 to recognize the increase in the fair value of the interest rate swap during that period. Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next nine months, we expect to reclassify to earnings an estimated $2.7 million of the balances held in AOCL and minority interests.

10.       SHAREHOLDERS' EQUITY

     On March 5, 2002, we participated in an offering of 10,961,000 Common Shares to the public at a price of $12.04 per share; Constellation was the owner of 8,876,172 of these shares and 2,084,828 of these shares were newly issued by us. With the completion of this transaction, Constellation, which had been our largest Common shareholder, is no longer a shareholder. We contributed the net proceeds from the sale of the newly-issued shares to our Operating Partnership in exchange for 2,084,828 Common Units.

     Also on March 5, 2002, Constellation converted its one remaining series A Preferred Share into 1.8748 Common Shares. As holder of the Series A Preferred Share, Constellation had the right to nominate two members for election to our Board of Trustees; with the conversion of its Series A Preferred Share into Common Shares, Constellation no longer has that right. Constellation sold one of these Common Shares and we redeemed the fractional share.

     On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers; we issued an additional 12,500 Common Shares to an officer in 2000 that were subject to the same restrictions. The forfeiture restrictions of specified percentages of these shares lapse annually through 2004 as the officers remain employed by us and we attain defined earnings or shareholder return growth targets. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 72,659 of these shares in 2002.

     We issued 38,621 Common Shares in connection with the exercise of share options in 2002.

     A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the three months ended March 31, 2002 follows:

       Balance, December 31, 2001                                                           $  2,500
       Unrealized loss on interest rate swap for the three months ended March 31,
         2002, net of minority interests                                                        (708)
                                                                                            --------
       Balance, March 31, 2002                                                              $  1,792
                                                                                            ========

11.       DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends and distributions for the three months ended March 31, 2002:

                                                                           Dividend/
                                                                           Distribution      Total
                                                                              Per           Dividend/
                                  Record Date           Payable Date       Share/Unit     Distribution
                                -----------------       ----------------   ----------     ------------
Series B Preferred Shares:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $0.625      $  781
   First Quarter 2002           March 29, 2002          April 15, 2002        $0.625      $  781

Series D Preferred Shares:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $ 0.25      $  136
   First Quarter 2002           March 29, 2002          April 15, 2002        $ 0.25      $  136

Series E Preferred Shares:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $0.6406     $  737
   First Quarter 2002           March 29, 2002          April 15, 2002        $0.6406     $  737

Series F Preferred Shares:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $0.6172     $  880
   First Quarter 2002           March 29, 2002          April 15, 2002        $0.6172     $  880

Common Shares:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $ 0.21      $4,245
   First Quarter 2002           March 29, 2002          April 15, 2002        $ 0.21      $4,706

Series C Preferred Units:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $0.5625     $  572
   First Quarter 2002           March 29, 2002          April 15, 2002        $0.5625     $  572

Common Units:
   Fourth Quarter 2001          December 31, 2001       January 15, 2002      $ 0.21      $2,018
   First Quarter 2002           March 29, 2002          April 15, 2002        $ 0.21      $2,018

12.       SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the three months ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                         2002             2001
                                                                                   ---------------   ---------------
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions of real estate                        $         3,000   $            --
                                                                                   ---------------   ---------------
Note receivable assumed upon sale of real estate                                   $         1,040   $            --
                                                                                   ---------------   ---------------
Decrease in accrued capital improvements                                           $          (408)  $          (348)
                                                                                   ---------------   ---------------
Reclassification of other liabilities from projects under construction or
   development                                                                     $            --   $         9,600
                                                                                   ---------------   ---------------
Acquisition of Service Companies:
  Investments in and advances to other unconsolidated entities                     $            --   $        (4,529)
  Restricted cash                                                                               --                 5
  Accounts receivable, net                                                                      --             2,005
  Deferred costs, net                                                                           --             1,537
  Prepaid and other assets                                                                      --             1,033
  Furniture, fixtures and equipment, net                                                        --             1,603
  Mortgage and other loans payable                                                              --               (40)
  Accounts payable and accrued expenses                                                         --            (2,106)
  Rents received in advance and security deposits                                               --               (20)
  Other liabilities                                                                             --               (10)
  Minority interest                                                                             --               (46)
                                                                                   ---------------   ---------------
   Cash from acquisition of Service Companies                                      $            --   $          (568)
                                                                                   ---------------   ---------------
Dividends/distributions payable                                                    $         9,426   $         7,203
                                                                                   ---------------   ---------------
Book value of derivatives reclassified from deferred
   costs, net to fair value of derivatives                                         $            --   $           268
                                                                                   ---------------   ---------------
Increase (decrease) in fair value of derivatives
   applied to accumulated other comprehensive loss
   and minority interests                                                          $         1,063   $        (1,993)
                                                                                   ---------------   ---------------
Adjustments to minority interests resulting from
   changes in ownership of Operating Partnership by
   COPT                                                                            $         2,070   $          (197)
                                                                                   ---------------   ---------------

13.       INFORMATION BY BUSINESS SEGMENT

     We have five office property segments: Baltimore/Washington Corridor, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg and Northern Virginia.

     The table below reports segment financial information. Our segment entitled "Other" includes other assets and operations not specifically associated with the other defined segments (including deferred goodwill and other intangible deferred costs). We measure the performance of our segments based on total revenues less property operating expenses. Accordingly, we do not report other expenses by segment in the table below.

                                            Baltimore/                     Northern/
                                            Washington       Greater      Central New     Greater
                                            Corridor(1)   Philadelphia      Jersey       Harrisburg
                                           ------------   ------------   ------------   ------------
Three months ended March 31, 2002:
Revenues from real estate operations       $     21,896   $      2,506   $      4,921   $      2,407
Property operating expenses                       6,755             41          1,709            597
                                           ------------   ------------   ------------   ------------
Income from real estate operations         $     15,141   $      2,465   $      3,212   $      1,810
                                           ============   ============   ============   ============
Commercial real estate property
  expenditures                             $     20,728   $        122   $        204   $        708
                                           ============   ============   ============   ============
Segment assets at March 31, 2002           $    614,023   $    104,746   $    110,236   $     71,564
                                           ============   ============   ============   ============

Three months ended March 31, 2001:
Revenues from real estate operations       $     18,573   $      2,506   $      4,922   $      2,789
Property operating expenses                       5,958             20          1,894            594
                                           ------------   ------------   ------------   ------------
Income from real estate operations         $     12,615   $      2,486   $      3,028   $      2,195
                                           ============   ============   ============   ============
Commercial real estate property
  expenditures                             $     19,381   $        141   $      1,657   $        696
                                           ============   ============   ============   ============
Segment assets at March 31, 2001           $    493,589   $    106,070   $    119,849   $     71,417
                                           ============   ============   ============   ============

                                             Northern
                                             Virginia         Other          Total
                                           ------------   ------------   ------------
Three months ended March 31, 2002:
Revenues from real estate operations       $      2,688   $         84   $     34,502
Property operating expenses                       1,091             --         10,193
                                           ------------   ------------   ------------
Income from real estate operations         $      1,597   $         84   $     24,309
                                           ============   ============   ============
Commercial real estate property
  expenditures                             $        339   $         --   $     22,101
                                           ============   ============   ============
Segment assets at March 31, 2002           $     58,874   $     43,793   $  1,003,236
                                           ============   ============   ============

Three months ended March 31, 2001:
Revenues from real estate operations       $         --   $        911   $     29,701
Property operating expenses                          --             --          8,466
                                           ------------   ------------   ------------
Income from real estate operations         $         --   $        911   $     21,235
                                           ============   ============   ============
Commercial real estate property
  expenditures                             $         --   $         --   $     21,875
                                           ============   ============   ============
Segment assets at March 31, 2001           $         --   $     30,787   $    821,712
                                           ============   ============   ============

(1) Includes property held for sale at March 31, 2002.

     The following table reconciles our income from operations for reportable segments to income before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.

                                                                                      For the three months ended
                                                                                               March 31,
                                                                                   ---------------------------------
                                                                                         2002             2001
                                                                                   ---------------   ---------------
Income from operations for reportable segments                                     $        24,309   $        21,235
Equity in (loss) income of unconsolidated real estate
   joint ventures                                                                              (12)               30
Losses from service operations                                                                 (90)             (329)
Less:
   General and administrative                                                               (2,170)           (1,446)
   Interest                                                                                 (8,567)           (8,112)
   Amortization of deferred financing costs                                                   (486)             (383)
   Depreciation and other amortization                                                      (6,641)           (4,841)
   Minority interests                                                                       (1,591)           (2,098)
   Income from real estate operations included in discontinued operations                     (176)             (217)
                                                                                   ---------------   ---------------
Income before income taxes, discontinued operations,
   extraordinary item and cumulative effect of accounting change                   $         4,576   $         3,839
                                                                                   ===============   ===============

     We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in (loss) income of unconsolidated real estate joint ventures, losses from service operations, general and administrative expense and minority interests since these items represent general corporate expenses not attributable to segments.

14.       INCOME TAXES

     COMI's provision for income tax benefit consists of the following:

                                                         For the three months ended
                                                                  March 31,
                                                      ---------------------------------
                                                            2002             2001
                                                      ---------------   ---------------
Current
  Federal                                             $            10   $            97
  State                                                             2                21
                                                      ---------------   ---------------
                                                                   12               118
                                                      ---------------   ---------------
Deferred
  Federal                                                          23                 3
  State                                                             5                 1
                                                      ---------------   ---------------
                                                                   28                 4
                                                      ---------------   ---------------
Income tax benefit                                                 40               122
Less: minority interests                                          (13)              (41)
                                                      ---------------   ---------------
Income tax benefit, net of minority interests         $            27   $            81
                                                      ---------------   ---------------

     Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with share options.

     COMI's combined Federal and state effective tax rate for the three months ended March 31, 2002 and 2001 was approximately 40%.

15.       DISCONTINUED OPERATIONS

     The table below sets forth the components of income from discontinued operations:

                                                                    For the three months ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                       2002             2001
                                                                 ---------------   ---------------
Earnings from operations: (1)
Revenue from operations                                          $           299   $           307
Expenses from operations                                                    (174)             (232)
                                                                 ---------------   ---------------
Earnings from operations                                                     125                75
                                                                 ---------------   ---------------
Gain on sales:
Gain on sale of MOR Montpelier LLC                                           349                --
Gain on sale of land parcel                                                  597                --
                                                                 ---------------   ---------------
Gain on sales                                                                946                --
                                                                 ---------------   ---------------
Earnings and gains from discontinued operations before
    minority interests                                                     1,071                75
Minority interests in discontinued operations                               (351)              (25)
                                                                 ---------------   ---------------
Earnings and gains from discontinued operations                  $           720   $            50
                                                                 ---------------   ---------------

(1)  Includes operations from property held for sale.

16.       COMMITMENTS AND CONTINGENCIES

     In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties. Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, operations or liquidity. We are subject to various Federal, state and local environmental regulations related to our property ownership and operation. We have performed environmental assessments of all of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

     In the event that the costs to complete construction of a building owned by one of our joint ventures exceed amounts funded by an existing credit facility and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4,600.

     We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

     As of March 31, 2002, we served as guarantor for the repayment of mortgage loans totaling $21,031 for certain of our unconsolidated real estate joint ventures.

     In four of our joint ventures, we would be obligated to acquire the membership interests of those joint ventures not owned by us (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

     (1) an 18-month period passes from the date that 85% of the square feet in the joint ventures' respective buildings become occupied (the "18-month period");
     (2) at the end of the 18-month period, the joint ventures' respective buildings are 90% leased and occupied by tenants who are not in default under their leases; and
     (3) six months passes from the end of the 18-month period and either the buildings are not sold or we have not acquired the other members' interests.

The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At March 31, 2002, none of the buildings in these joint ventures have occupancy equal to or exceeding 85%.

     As of March 31, 2002, we are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland for $7,300. Our contract to sell the property expired subsequent to March 31, 2002.

17.       PRO FORMA FINANCIAL INFORMATION

     We accounted for our 2001 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2002.

     We prepared the pro forma condensed consolidated financial information presented below as if all of our 2001 and 2002 acquisitions and dispositions of operating properties had occurred on January 1, 2001. The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred on January 1, 2001, nor does it intend to represent our results of operations for future periods.

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                     2002                 2001
                                                                     ----                 ----
Pro forma total revenues                                             $35,244              $35,502
Pro forma net income available to Common Shareholders                $ 2,762              $ 2,962
Pro forma earnings per Common Share
  Basic                                                              $  0.13              $ 0.15
  Diluted                                                            $  0.13              $ 0.14

18.       SUBSEQUENT EVENT

     In April 2002, we acquired for a purchase price of $16,250 five office buildings totaling 166,625 square feet located in the Baltimore/Washington Corridor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, we discuss our financial condition and results of operations for the three months ended March 31, 2002. This section includes discussions on, among other things:

- why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2002 compared to the same period in 2001;
- what our primary sources and uses of cash were in the three months ended March 31, 2002;
- how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2002;
-    how we intend to generate cash for short and long-term capital needs; and
-    the computation of our funds from operations.

     You should refer to our consolidated financial statements and the operating data variance analysis table set forth below as you read this section.

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

                        CORPORATE OFFICE PROPERTIES TRUST
                        OPERATING DATA VARIANCE ANALYSIS

        (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        For The three months ended March 31,
                                                --------------------------------------------------
                                                   2002         2001       Variance        %Change
                                                ----------   ----------   ----------       -------
Real Estate Operations:
Revenues
  Rental revenue                                $   30,240   $   25,345   $    4,895           19%
  Tenant recoveries and other revenue                3,993        4,049          (56)          (1%)
                                                ----------   ----------   ----------
      Revenues from real estate operations          34,233       29,394        4,839           16%
                                                ----------   ----------   ----------
Expenses
  Property operating                                10,100        8,376        1,724           21%
  Interest and amortization of deferred
     financing costs                                 8,567        8,112          455            6%
  Depreciation and other amortization                7,127        5,224        1,903           36%
                                                ----------   ----------   ----------
      Expenses from real estate operations          25,794       21,712        4,082           19%
                                                ----------   ----------   ----------
Earnings from real estate operations
   before equity in (loss) income of
   unconsolidated real estate joint
   ventures                                          8,439        7,682          757           10%
Equity in (loss) income of unconsolidated
   real estate joint ventures                          (12)          30          (42)        (140%)
                                                ----------   ----------   ----------
Earnings from real estate operations                 8,427        7,712          715            9%
Losses from service operations                         (90)        (329)         239          (73%)
General and administrative expense                  (2,170)      (1,446)        (724)          50%
                                                ----------   ----------   ----------
Income before minority interests, income
   taxes, discontinued operations,
   extraordinary item and cumulative
   effect of accounting change                       6,167        5,937          230            4%
Minority interests                                  (1,591)      (2,098)         507          (24%)
Income tax benefit, net                                 27           81          (54)         (67%)
Discontinued operations, net                           720           50          670        1,340%
Extraordinary item - loss on early
   retirement of debt, net                             (28)         (70)          42          (60%)
Cumulative effect of accounting change, net             --         (174)         174         (100%)
                                                ----------   ----------   ----------
Net income                                           5,295        3,726        1,569           42%
Preferred Share dividends                           (2,533)        (881)      (1,652)         188%
                                                ----------   ----------   ----------
Net income available to Common
   Shareholders                                 $    2,762   $    2,845   $      (83)          (3%)
                                                ==========   ==========   ==========
Basic earnings per Common Share
   Income before discontinued operations,
      extraordinary item and cumulative
      effect of accounting change               $     0.10   $     0.15   $    (0.05)         (33%)
   Net income available to Common
      Shareholders                              $     0.13   $     0.14   $    (0.01)          (7%)
Diluted earnings per Common Share
   Income before discontinued operations,
      extraordinary item and cumulative
      effect of accounting change               $     0.10   $     0.15   $    (0.05)         (33%)
   Net income available to Common
      Shareholders                              $     0.13   $     0.14   $    (0.01)          (7%)

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Our revenues from real estate operations increased $4.8 million or 16%, which was substantially all attributable to rental revenue. Included in this change are the following:

     - $6.4 million increase attributable to 14 properties acquired and five newly-constructed properties placed in service during 2001 and 2002;
     - $784,000 decrease attributable to lower fees earned for other real estate services;
     -    $408,000 decrease attributable to properties sold during 2001; and
     - $284,000 decrease attributable to 79 properties owned and operational throughout both reporting periods due primarily to a decrease in tenant recoveries.

     Our expenses from real estate operations increased $4.1 million or 19% due to the effects of the increases in property operating expenses, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $1.7 million or 21%. Included in this change are the following:

     - $2.2 million increase attributable to 14 properties acquired and five newly-constructed properties placed in service during 2001 and 2002;
     - $337,000 decrease attributable to 79 properties owned and operational throughout both reporting periods due primarily to decreased snow removal expense; and
     -    $117,000 decrease attributable to properties sold during 2001.

     Our interest expense and amortization of deferred financing costs increased $455,000 or 6% due primarily to a 22% increase in our average outstanding debt balance resulting from our 2001 and 2002 acquisitions and construction activity, offset by a decrease in our weighted-average interest rates from 7.50% to 6.52%. Our depreciation and other amortization expense increased $1.9 million or 36%, $1.1 million of which is attributable to 14 properties acquired and five newly-constructed properties placed in service during 2001 and 2002.

     Our general and administrative expenses increased $724,000 or 50% due primarily to (i) additional employee bonus expense, including additional discretionary bonuses awarded to officers in the current period that were associated with performance in the prior year, (ii) increased expense associated with vesting of officer Common Share awards due to shares vesting at higher Common Share prices and (iii) increased expense associated with Common Share options that were re-priced in prior years and therefore subject to variable option accounting due to Common Share price appreciation.

     As a result of the above factors, income before minority interests, income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change increased $230,000 or 4%. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests before giving effect to income tax benefit, discontinued operations, extraordinary item and cumulative effect of accounting change decreased $507,000 or 24%; this decrease is primarily attributable to the increase in our ownership of the Operating Partnership.

     Our net income available to Common Shareholders decreased $83,000 or 3% due primarily to the factors discussed above, combined with the net effect of the following:

     - $1.7 million increase in Preferred Share dividends resulting from our issuance of three new series of preferred shares in 2001;
     - $670,000 increase in income associated with discontinued operations due mostly to the gains recognized on our sale of two properties in the current period; and

     - $174,000 decrease in expense due to the cumulative effect of an accounting change from our adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations is our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements. We expect to continue to use cash provided by operations to meet our short-term capital needs, including all property expenses, general and administrative expenses, debt service, dividend and distribution requirements and recurring capital improvements and leasing commissions. We do not anticipate borrowing to meet these requirements. Factors that could negatively affect our ability to generate cash from operations in the future are discussed in our 2001 Annual Report on Form 10-K.

     We historically have financed our long-term capital needs, including property acquisitions and construction activity, through a combination of the following:

     -    cash from operations;
     - borrowings from our secured revolving credit facility with Bankers Trust Company (the "Revolving Credit Facility");
     -    borrowings from new loans;
     - additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units; and
     -    proceeds from sales of properties.

We often use our Revolving Credit Facility to initially finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of May 2, 2002, the maximum amount available under our Revolving Credit Facility is $150.0 million, of which $34.5 million is unused. Factors that could negatively affect our ability to finance our long-term capital needs in the future are discussed in our 2001 Annual Report on Form 10-K.

    Mortgage and other loans payable at March 31, 2002 consist of the following (dollars in thousands):

Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004 (1)            $ 94,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                  80,235
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006                   57,903
KeyBank National Association, LIBOR + 1.75%, maturing November 2003 (1)                               36,000
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004 (1)                            26,862
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009                          26,306
State Farm Life Insurance Company, 7.9%, maturing April 2008                                          25,654
KeyBank National Association, LIBOR + 1.75%, maturing September 2002                                  25,000
KeyBank National Association, LIBOR + 1.75%, maturing November 2002 (1)                               25,000
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008                               20,917
Allstate Life Insurance Company, 6.93%, maturing July 2008                                            20,759
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                          17,313
Allstate Life Insurance Company, 7.14%, maturing September 2007                                       15,862
Mercantile-Safe Deposit and Trust Company, Prime rate, maturing February 2003                         15,750
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009                      14,699
IDS Life Insurance Company, 7.9%, maturing March 2008                                                 13,419
Allfirst Bank, LIBOR + 1.75%, maturing April 1, 2003 (1)(2)                                           11,000
Bank of America, LIBOR + 1.75%, maturing December 2002 (1)(3)                                         10,489
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006                    7,833
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2002 (1)(4)                                   7,045
Allfirst Bank, LIBOR + 1.75%, maturing July 2002 (5)                                                   6,500
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                              5,816
Citibank Federal Savings Bank, 6.93%, maturing July 2008                                               4,943
Constellation Real Estate, Inc., Prime rate, maturing January 2003                                     3,000
Seller loan, 8.0%, maturing May 2007                                                                   1,516
                                                                                                    --------
                                                                                                    $573,821
                                                                                                    ========

(1)  May be extended for a one-year period, subject to certain conditions.
(2)  Loan with a total commitment of $12,000.
(3)  Construction loan with a total commitment of $15,750.
(4)  Construction loan with a total commitment of $11,855.
(5) Option to extend loan for a one-year period to July 2003 was exercised in April 2002.

     The following table summarizes our material contractual cash obligations at March 31, 2002 (in thousands):

                                                                          For the Periods Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                                    2003 TO         2005 TO
                                                      2002            2004            2006         Thereafter        Total
                                                  ------------   ------------     ------------    ------------   --------------
Contractual cash obligations
---------------------------------------------
Mortgage loans payable (1)                        $     78,459   $    198,174     $    89,343     $    207,845   $     573,821
Construction costs on construction projects
   underway (2)                                         11,891             --              --               --          11,891
Capital lease obligations (3)                               26             67              18               --             111
Operating leases (3)                                       224            343              67               --             634
                                                  ------------  -------------    -------------    ------------   --------------
Total contractual cash obligations                $     90,600   $    198,584     $    89,428     $    207,845   $     586,457
                                                  ============  =============    =============    ============   ==============
Other commitments
---------------------------------------------
Guarantees of joint venture loans (4)             $         --   $     21,031     $        --     $         --   $      21,031
                                                  ============  =============    =============    ============   ==============

(1) Our loan maturities in 2002 include $6.5 million for a loan that was extended subsequent to March 31, 2002 for a one-year period and $17.5 million for two construction loans that may each be extended for a one-year period, subject to certain conditions; as of March 31, 2002, we were in compliance with the necessary conditions for us to extend the two construction loans. We expect to make payments on our amortizing loans using cash generated from operations. We expect to pay other loan maturities due primarily by obtaining new loans.
(2) We expect to pay costs on construction projects underway using primarily existing construction loan facilities in place (see discussion below).
(3)  We expect to pay these items using cash generated from operations.
(4) We do not expect to have to fulfill our obligations as guarantor of joint venture loans.

     In addition to the contractual obligations set forth above, we also had the following commitments at March 31, 2002:

     - In the event that the costs to complete construction of a building owned by one of our joint ventures exceed amounts funded by an existing construction loan facility and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4.6 million.
     - We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.
     - In four of our joint ventures, we would be obligated to acquire the membership interests of those joint ventures not owned by us (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

(1) an 18-month period passes from the date that 85% of the square feet in the joint ventures' respective buildings become occupied (the "18-month period");
(2) at the end of the 18-month period, the joint ventures' respective buildings are 90% leased and occupied by tenants who are not in default under their leases; and
(3) six months passes from the end of the 18-month period and either the buildings are not sold or we have not acquired the other members' interests.

     The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At March 31, 2002, none of the buildings in these joint ventures have occupancy equal to or exceeding 85%.

     - At March 31, 2002, we were under contract to acquire for $16.3 million five buildings in the Baltimore/Washington Corridor that we acquired in April 2002 (discussed below in investing and financing activities).
     - At March 31, 2002, we are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland for $7.3 million. Our contract to sell the property expired subsequent to March 31, 2002.

     We had no other material contractual obligations as of March 31, 2002 besides the items discussed above and tenant improvements and leasing costs in the ordinary course of business.

INVESTING AND FINANCING ACTIVITIES FOR THE THREE MONTHS ENDED MARCH 31, 2002.

     During the three months ended March 31, 2002, we acquired a parcel of land for $3.8 million. This acquisition was financed by:

-    using $3.0 million from a new mortgage loan payable; and
-    using cash reserves for the balance.

     During the three months ended March 31, 2002, we completed the construction of two office buildings totaling 127,167 square feet. Costs incurred on these buildings through March 31, 2002 totaled $20.8 million. These costs were funded in part using $10.0 million in proceeds from a construction loan facility that was repaid on February 25, 2002 using proceeds from a new loan. We also used $4.5 million in contributions from a joint venture partner prior to our acquisition of that joint venture partner's interest in February 2002; the acquisition of the joint venture partner's interest was funded primarily using proceeds from a new loan. The balance of the costs was funded primarily using proceeds from our Revolving Credit Facility and cash from operations.

     As of March 31, 2002 (excluding the construction activities of two joint ventures), we had construction activities underway on four buildings totaling 405,000 square feet that were 75.0% pre-leased, including one building nearing completion that commenced operations in March 2002 on 10.4% of the building's 103,000 rentable square feet. Estimated costs upon completion for these projects total approximately $70.2 million. Costs incurred on these buildings through March 31, 2002 totaled $58.3 million. We have construction loan facilities in place totaling $48.2 million to finance the construction of three of these projects; borrowings under these facilities totaled $31.0 million at March 31, 2002. We also used borrowings from our Revolving Credit Facility and proceeds from debt refinancings to fund these activities. In addition, we used $5.1 million in contributions from a joint venture partner to finance the construction of one of these buildings.

     During the three months ended March 31, 2002, we acquired the remaining 20% interest not previously owned by us in one of our unconsolidated real estate joint ventures, MOR Montpelier LLC, and simultaneously sold the 43,785 square foot building owned by that entity for net proceeds of $1.1 million. We also acquired a 50% interest in MOR Montpelier 3 LLC, an entity developing a parcel of land located in Columbia, Maryland. Due primarily to the net effect of these transactions, our investments in unconsolidated real estate joint ventures decreased by $307,000 during the three months ended March 31, 2002.

     During the three months ended March 31, 2002, we sold a land parcel for $1.3 million, providing a $1.0 million mortgage loan to the purchaser. The net proceeds from this sale after transaction costs and the loan provided by us to the purchaser totaled $250,000, all of which was applied to our cash reserves.

     During the three months ended March 31, 2002, we borrowed $17.9 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

-    $10.0 million to repay other loans;
-    $7.7 million to finance acquisitions; and
-    $158,000 to finance construction activities.

     On March 5, 2002, we participated in an offering of 10,961,000 Common Shares to the public at a price of $12.04 per share; Constellation was the owner of 8,876,172 of these shares and 2,084,828 of these shares were newly issued by us. With the completion of this transaction, Constellation, which had been our largest shareholder, is no longer a shareholder. We contributed the net proceeds from the sale of the newly-issued shares to our Operating Partnership in exchange for 2,084,828 Common Units. The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

INVESTING AND FINANCING ACTIVITY SUBSEQUENT TO THE THREE MONTHS ENDED MARCH 31, 2002

     In April 2002, we acquired for a purchase price of $16.3 million five office buildings totaling 166,625 square feet located in the Baltimore/Washington Corridor. This acquisition was financed primarily by using proceeds from our Revolving Credit Facility.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $12.1 million for the three months ended March 31, 2002, an increase of $3.9 million from the three months ended March 31, 2001. Our increase in cash flow from operating activities is due primarily to income generated from our newly-acquired and newly-constructed properties. Our net cash flow used in investing activities for the three months ended March 31, 2002 increased $2.2 million from the three months ended March 31, 2001 due primarily to additional cash outlays of $6.9 million in connection with purchases of and additions to commercial real estate properties, offset by a $2.8 million decrease in investments and advances to unconsolidated real estate joint ventures and $1.3 million in proceeds from sales of real estate in the three months ended March 31, 2002. Our decrease in net cash flow provided by financing activities for the three months ended
March 31, 2002 of $3.0 million from the three months ended March 31, 2001 includes a $24.2 million decrease in proceeds from mortgage and other loans payable and a $5.7 million decrease in cash flow associated with other liabilities, offset by a $17.2 million decrease in repayments of mortgage and other loans payable and a $11.6 million increase in proceeds from the issuance of equity instruments.

FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, although we have included gains from the sales of properties to the extent such gains related to development services provided. FFO assuming conversion of share options, Common Unit warrants, Preferred Units and Preferred Shares adjusts FFO assuming conversion of securities that are convertible into our Common Shares when such conversion does not increase our diluted FFO per share in a given year. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three months ended March 31, 2002 and 2001 are summarized in the following table:

(Dollar and shares for this table are in thousands)

                                                                                          For the three months
                                                                                             ended March 31,
                                                                                   ---------------------------------
                                                                                         2002              2001
                                                                                   ---------------   ---------------
Income before minority interests, income taxes, discontinued operations,
   extraordinary item and cumulative effect of accounting change ...............   $         6,167   $         5,937
Add:  Real estate related depreciation and amortization ........................             6,602             4,805
Add:  Discontinued operations, gross ...........................................             1,071                76
Less: Preferred Share dividends ................................................            (2,533)             (881)
Less: Preferred Unit distributions .............................................              (572)             (572)
Less: Minority interests in other consolidated entities ........................               (31)                4
Less: Gain on sales of real estate included in discontinued operations,
  excluding development portion (1) ............................................               (93)               --
Add:  Income tax benefit, gross ................................................                40               122
                                                                                   ---------------   ---------------
Funds from operations ..........................................................            10,651             9,491
Add: Preferred Unit distributions ..............................................               572               572
Add: Convertible Preferred Share dividends .....................................               136               100
Expense associated with dilutive options .......................................                14                --
Income on share options assumed converted ......................................                --               (61)
                                                                                   ---------------   ---------------
Funds from operations assuming conversion of share options, Preferred
   Units and Preferred Shares ..................................................            11,373            10,102
Less: Straight line rent adjustments ...........................................              (214)             (690)
Less: Recurring capital improvements ...........................................            (1,618)           (1,116)
                                                                                   ---------------   ---------------
Adjusted funds from operations assuming conversion of share options,
   Preferred Units and Preferred Shares ........................................   $         9,541   $         8,296
                                                                                   ===============   ===============

Weighted average Common Shares .................................................            20,889            19,982
Conversion of weighted average Common Units ....................................             9,607             9,388
                                                                                   ---------------   ---------------
Weighted average Common Shares/Units ...........................................            30,496            29,370
Conversion of share options ....................................................               828               273
Conversion of weighted average Preferred Shares ................................             1,197               878
Conversion of weighted average Preferred Units .................................             2,421             2,421
                                                                                   ---------------   ---------------
Weighted average Common Shares/Units assuming conversion of share
   options, Preferred Units and Preferred Shares ...............................            34,942            32,942
                                                                                   ===============   ===============

(1) A portion of the gain from the sales of rental properties that is attributable to development services performed on the properties is included in FFO.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of March 31, 2002, 59.3% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at March 31, 2002 (dollars in thousands):

                                                      For the Periods Ended December 31,
                            -------------------------------------------------------------------------------------------------
                            2002(1)        2003(2)        2004(3)         2005           2006       Thereafter        Total
                            -------        -------        -------       -------         ------      -----------    ----------
Long term debt:
Fixed rate                  $ 4,377        $ 6,226        $32,246        $22,922        $66,421       $207,845       $340,037
Average interest rate          7.39%          7.40%          7.42%          7.44%          7.34%          7.21%          7.33%
Variable rate               $74,082        $65,702        $94,000             --             --             --       $233,784
Average interest rate          3.66%          4.07%          3.61%            --             --             --           3.80%

     (1) Includes a $6.5 million maturity in July that was extended subsequent to March 31, 2002 for a one-year period. Also includes a $7.0 million maturity in July and a $10.5 million maturity in December that may each be extended for a one-year period, subject to certain conditions.
     (2) Includes a $10.9 million maturity in April that may be extended for a one-year period, subject to certain conditions. Also includes a $36.0 million maturity in November that may be extended for a one-year period, subject to certain conditions.
     (3) Includes a $94.0 million maturity in March that may be extended for a one-year period, subject to certain conditions. Also includes a $25.8 million maturity in August that may be extended for a one-year period, subject to certain conditions.

     The fair market value of our mortgage and other loans payable was $573.8 million at March 31, 2002.

     The following table sets forth derivative contracts we had in place as of March 31, 2002 and their respective fair values ("FV"):

                          Notional                                                              FV
   Nature                 Amount (in        One-Month       Effective       Expiration       March 31,
of Derivative             millions)         LIBOR base         Date             Date           2002
-------------             ---------         ----------      ---------       ----------      -----------
Interest rate swap           $100.0             5.76%           1/2/01           1/2/03      $   (2,720)
Interest rate cap              50.0             7.70%          5/25/00          5/31/02              --
                                                                                             ----------
Total                                                                                        $   (2,720)
                                                                                             ----------

     Based on our variable-rate debt balances, our interest expense would have increased by $320,000 during the three months ended March 31, 2002 if interest rates were 1% higher.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a.   Not applicable

b.   Not applicable

c.   Not applicable

d.   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

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

     3.1.2 Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Registrant's Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

     3.2 Bylaws of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

     3.3 Articles Supplementary of Corporate Office Properties Trust Series A Convertible Preferred Shares, dated September 28, 1998 (filed with the Registrant's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

     3.4 Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Registrant's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

     3.5 Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed with the Registrant's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

     EXHIBIT
       NO.                              DESCRIPTION
     -------   ----------------------------------------------------------------

     3.6 Articles Supplementary of Corporate Office Properties Trust Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant's Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).

     3.7 Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).

     10.1 Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

c. We filed the following Current Reports on Form 8-K in the first quarter of the year ended December 31, 2002:

     Report dated January 30, 2002 containing Item 7 and Item 9 that was filed in connection with our release of earnings on January 30, 2002. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended December 31, 2001.

     Report dated February 13, 2002 containing Item 5 and Item 7 that was filed in connection with the acquisition of the Washington Technology Park property. This report contained financial statements for the property described therein, as well as certain pro forma financial statements of the Registrant.

     Report dated March 4, 2002 containing Item 5 and Item 7 that was filed in connection with our entry into an underwriting agreement with several firms for the public offering of Common Shares of beneficial interest.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE OFFICE PROPERTIES TRUST

Date: May 14, 2002               By:   /s/ Randall M. Griffin
                                       -----------------------------------------
                                       Randall M. Griffin
                                       President and Chief Operating Officer

Date: May 14, 2002               By:   /s/ Roger A. Waesche, Jr.
                                       -----------------------------------------
                                       Roger A. Waesche, Jr.
                                       Senior Vice President and Chief Financial
                                       Officer