Form 10-Q
period 2002-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2002-08-13
CIK 860546

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

       Registrant's telephone number, including area code: (410) 730-9092
                     --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/ Yes  / / No

On August 8, 2002, 23,421,190 of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                                                                                        PAGE
                                                                                                        ----
PART I:  FINANCIAL INFORMATION

Item 1: Financial Statements:
         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
          December 31, 2001                                                                               3
         Consolidated Statements of Operations for the three and six months
          ended June 30, 2002 and 2001 (unaudited)                                                        4
         Consolidated  Statements of Cash Flows for the six months ended June 30, 2002
          and 2001 (unaudited)                                                                            5
         Notes to Consolidated Financial Statements                                                       6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations            22
Item 3: Quantitative and Qualitative Disclosures About Market Risk                                       32

PART II:  OTHER INFORMATION

Item 1: Legal Proceedings                                                                                33
Item 2: Changes in Securities                                                                            33
Item 3: Defaults Upon Senior Securities                                                                  33
Item 4: Submission of Matters to a Vote of Security Holders                                              33
Item 5: Other Information                                                                                33
Item 6: Exhibits and Reports on Form 8-K                                                                 33

SIGNATURES                                                                                               35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    June 30,              December 31,
                                                                                      2002                    2001
                                                                                   ----------             -------------
                                                                                   (unaudited)
ASSETS

Investment in real estate:
  Operating properties, net                                                        $  939,906               $ 851,762
  Property held for sale, net                                                           6,016                      --
  Projects under construction or development                                           37,881                  64,244
-----------------------------------------------------------------------------------------------------------------------
  Total commercial real estate properties, net                                        983,803                 916,006
  Investments in and advances to unconsolidated real estate joint ventures             11,508                  11,047
-----------------------------------------------------------------------------------------------------------------------
  Investment in real estate, net                                                      995,311                 927,053
Cash and cash equivalents                                                               4,256                   6,640
Restricted cash                                                                         6,596                   4,947
Accounts receivable, net                                                                3,953                   3,805
Investments in and advances to other unconsolidated entities                            2,107                   2,112
Deferred rent receivable                                                               12,636                  11,447
Deferred charges, net                                                                  19,877                  16,884
Prepaid and other assets                                                                4,821                   9,551
Furniture, fixtures and equipment, net                                                  1,783                   1,771
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $1,051,340               $ 984,210
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage and other loans payable                                                 $  633,498               $ 573,327
  Accounts payable and accrued expenses                                                 7,943                  10,674
  Rents received in advance and security deposits                                       5,514                   6,567
  Dividends and distributions payable                                                   9,455                   8,965
  Fair value of derivatives                                                             1,970                   3,781
  Other liabilities                                                                       873                  12,193
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     659,253                 615,507
-----------------------------------------------------------------------------------------------------------------------
Minority interests:
  Preferred Units in the Operating Partnership                                         24,367                  24,367
  Common Units in the Operating Partnership                                            79,150                  80,158
  Other consolidated entities                                                             229                     257
-----------------------------------------------------------------------------------------------------------------------
Total minority interests                                                              103,746                 104,782
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Preferred Shares ($0.01 par value; 10,000,000 shares authorized;
      40,693 designated as Series A Convertible Preferred Shares of beneficial interest (shares issued of 0 at June 30, 2002 and 1 at
         December 31, 2001)                                                                --                      --
      1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of
         beneficial interest (1,250,000 shares issued with an
         aggregate liquidation preference of $31,250)                                      13                      13
      544,000 designated as Series D Cumulative Convertible Redeemable Preferred
         Shares of beneficial interest (544,000 shares issued with an aggregate
         liquidation preference of $13,600)                                                 5                       5
      1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of
         beneficial interest (1,150,000 shares issued with an aggregate
         liquidation preference of $28,750)                                                11                      11
      1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of
         beneficial interest (1,425,000 shares issued with an aggregate
         liquidation preference of $35,625)                                                14                      14
  Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 23,402,398 at June 30, 2002 and
      20,814,701 at December 31, 2001)                                                    234                     208
  Additional paid-in capital                                                          311,391                 285,362
  Cumulative distributions in excess of net income                                    (17,899)                (14,502)
  Value of unearned restricted Common Share grants                                     (2,739)                 (3,275)
  Treasury Shares, at cost (166,600 shares)                                            (1,415)                 (1,415)
  Accumulated other comprehensive loss                                                 (1,274)                 (2,500)
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            288,341                 263,921
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $1,051,340               $ 984,210
-----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    For the three months ended        For the six months ended,
                                                                             June 30,                         June 30,
                                                                    -----------------------------------------------------------
                                                                       2002            2001             2002             2001
                                                                    -----------------------------------------------------------
Real Estate Operations:
Revenues
   Rental revenue                                                     $32,922        $25,684          $63,162          $51,029
   Tenant recoveries and other revenue                                  3,589          2,953            7,582            7,002
-------------------------------------------------------------------------------------------------------------------------------
     Revenue from real estate operations                               36,511         28,637           70,744           58,031
-------------------------------------------------------------------------------------------------------------------------------
Expenses
   Property operating                                                  10,268          8,472           20,368           16,848
   Interest                                                             9,002          7,680           17,569           15,792
   Amortization of deferred financing costs                               549            546            1,035              929
   Depreciation and other amortization                                  6,707          4,914           13,348            9,755
-------------------------------------------------------------------------------------------------------------------------------
     Expenses from real estate operations                              26,526         21,612           52,320           43,324
-------------------------------------------------------------------------------------------------------------------------------
Earnings from real estate operations before equity in (loss)
   income of unconsolidated real estate joint ventures                  9,985          7,025           18,424           14,707
Equity in (loss) income of unconsolidated real estate joint
   ventures                                                               (22)           124               (4)             154
-------------------------------------------------------------------------------------------------------------------------------
Earnings from real estate operations                                    9,963          7,149           18,420           14,861
-------------------------------------------------------------------------------------------------------------------------------
Service operations
   Revenues                                                             1,076          1,136            2,087            2,176
   Expenses                                                            (1,182)          (875)          (2,276)          (2,244)
   Equity in income (loss) of unconsolidated Service Companies              2           (118)              (5)            (118)
-------------------------------------------------------------------------------------------------------------------------------
(Losses) earnings from service operations                                (104)           143             (194)            (186)
-------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                                     (1,940)        (1,329)          (4,110)          (2,775)
-------------------------------------------------------------------------------------------------------------------------------
Income before gain on sales of real estate, minority interests, income taxes, discontinued operations, extraordinary item and
   cumulative effect of accounting change                               7,919          5,963           14,116           11,900
Gain on sales of real estate                                               --          1,596              946            1,596
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interests, income taxes, discontinued
   operations, extraordinary item and cumulative effect of
   accounting change                                                    7,919          7,559           15,062           13,496
Minority interests
   Common Units in the Operating Partnership                           (1,475)        (1,795)          (2,783)          (3,325)
   Preferred Units in the Operating Partnership                          (572)          (572)          (1,144)          (1,144)
   Other consolidated entities                                            (14)           (58)             (45)             (54)
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes, discontinued operations,
   extraordinary item and cumulative effect of accounting change        5,858          5,134           11,090            8,973
Income tax benefit (expense), net of minority interests                    25            (29)              52               52
-------------------------------------------------------------------------------------------------------------------------------
Income before discontinued operations, extraordinary item and
   cumulative effect of accounting change                               5,883          5,105           11,142            9,025
Income from discontinued operations, net of minority interests            110             42              174               92
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative effect of
   accounting change                                                    5,993          5,147           11,316            9,117
Extraordinary item-loss on early retirement of debt, net of
   minority interests                                                    (109)           (66)            (137)            (136)
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                    5,884          5,081           11,179            8,981
Cumulative effect of accounting change, net of minority
   interests                                                               --             --               --             (174)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              5,884          5,081           11,179            8,807
Preferred Share dividends                                              (2,534)        (1,613)          (5,067)          (2,494)
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 3,350        $ 3,468          $ 6,112          $ 6,313
===============================================================================================================================
BASIC EARNINGS PER COMMON SHARE
   Income before discontinued operations, extraordinary item and
     cumulative effect of accounting change                           $  0.15        $  0.17          $  0.28          $  0.33
   Discontinued operations                                                 --           0.01             0.01               --
   Extraordinary item                                                      --          (0.01)           (0.01)              --
   Cumulative effect of accounting change                                  --             --               --            (0.01)
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $  0.15        $  0.17          $  0.28          $  0.32
===============================================================================================================================
DILUTED EARNINGS PER COMMON SHARE
   Income before discontinued operations, extraordinary item and
     cumulative effect of accounting change                           $  0.14        $  0.17          $  0.27          $  0.32
   Discontinued operations                                                 --             --               --               --
   Extraordinary item                                                      --             --               --               --
   Cumulative effect of accounting change                                  --             --               --            (0.01)
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $  0.14        $  0.17          $  0.27          $  0.31
===============================================================================================================================

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                           2002                   2001
                                                                        --------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $11,179                $  8,807
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Minority interests                                                  4,015                   4,437
       Depreciation and other amortization                                13,348                   9,755
       Amortization of deferred financing costs                            1,035                     929
       Equity in loss (income) of unconsolidated entities                      9                     (36)
       Gain on sales of real estate                                         (946)                 (1,596)
       Extraordinary item - loss on early retirement of debt                 199                     206
       Cumulative effect of accounting change                                 --                     263
       Increase in deferred rent receivable                               (1,189)                 (1,477)
       Increase in accounts receivable, restricted cash and
         prepaid and other assets                                          1,853                     449
       (Decrease) increase in accounts payable, accrued
         expenses, rents received in advance and security
         deposits                                                         (1,742)                     95
       Other                                                               1,435                   1,182
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        29,196                  23,014
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and additions to commercial real estate                  (62,041)                (38,228)
     properties
   Proceeds from sales of real estate                                      1,345                   3,797
   Investments in and advances to unconsolidated real estate
     joint ventures                                                       (1,211)                 (8,239)
   Cash from acquisition of Service Companies                                 --                     568
   Investments in and advances to other unconsolidated entities               --                    (564)
   Leasing commissions paid                                               (4,393)                 (2,019)
   Increase in restricted cash, investing activities                          --                  (4,262)
   Decrease (increase) in advances to certain real estate joint
     ventures                                                              2,583                  (6,235)
   Other                                                                    (549)                   (748)
---------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                           (64,266)                (55,930)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgage and other loans payable                        120,569                 174,558
   Repayments of mortgage and other loans payable                        (80,438)               (165,948)
   Deferred financing costs paid                                          (1,286)                 (3,290)
   (Decrease) increase in other liabilities                              (11,320)                  1,027
   Net proceeds from issuance of Preferred Shares                             --                  38,844
   Net proceeds from issuance of Common Shares                            24,793                     280
   Dividends paid                                                        (14,017)                 (9,674)
   Distributions paid                                                     (5,195)                 (4,900)
   Other                                                                    (420)                     --
---------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                        32,686                  30,897
---------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (2,384)                 (2,019)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                     6,640                   4,981
---------------------------------------------------------------------------------------------------------
   End of period                                                         $ 4,256                $  2,962
=========================================================================================================

                 See accompanying notes to financial statements.

               CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.        ORGANIZATION

     Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully-integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of June 30, 2002, our portfolio included 108 office properties.

     We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's classes of securities and the percentage of the outstanding units of each class owned by COPT as of June 30, 2002 follows:

                                                            % Owned by
                                                               COPT
                                                            ----------
     Common Units                                               70%
     Series B Preferred Units                                  100%
     Series C Preferred Units                                    0%
     Series D Preferred Units                                  100%
     Series E Preferred Units                                  100%
     Series F Preferred Units                                  100%

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

     In the first quarter of 2002, we sold a land parcel and an interest in a real estate joint venture; the income and gains on sale derived from these assets were classified as discontinued operations in the first quarter's Form 10-Q filed with the Securities and Exchange Commission. In the Consolidated Statements of Operations included herein, we reclassified the income earned from the real estate joint venture prior to its sale from the line entitled discontinued operations to the line entitled equity in (loss) income of unconsolidated real estate joint ventures; we also reclassified the gain on sales of these assets from the line entitled discontinued operations to the line entitled gain on sales of real estate. These reclassifications increased income before discontinued operations, extraordinary item and cumulative effect of accounting change by $656 from what was originally reported but did not affect consolidated net income or earnings per share on net income available to Common Shareholder. The reclassifications were made as a result of recent interpretations of Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

MINORITY INTERESTS

     As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. Our Operating Partnership also does not own 11% of one of its subsidiary partnerships. In addition, COMI did not own 20% of one of its subsidiaries, Martin G. Knott and Associates, LLC, until May 31, 2002, when it acquired that remaining interest. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities' net income not allocated to us.

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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (in thousands, except per share data):

                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                              -------------------------       ------------------------
Numerator:                                                      2002              2001          2002             2001
                                                              -------           -------       --------         -------
Net income available to Common Shareholders                   $ 3,350           $ 3,468       $  6,112         $ 6,313
Add:  Cumulative effect of accounting change, net                  --                --             --             174
Add:  Extraordinary item, net                                     109                66            137             136
Less:  Income from discontinued operations, net                  (110)              (42)          (174)            (92)
                                                              -------           -------       --------         -------
Numerator for basic EPS before discontinued
  operations, extraordinary item and
  cumulative effect of accounting change                        3,349             3,492          6,075           6,531
Add:  Series D Preferred Share dividends                          136               136            272             236
                                                              -------           -------       --------         -------
Numerator for diluted EPS before discontinued
  operations, extraordinary item and
  cumulative effect of accounting change                        3,485             3,628          6,347           6,767
Add:  Income from discontinued operations, net                    110                42            174              92
                                                              -------           -------       --------         -------
Numerator for diluted EPS before extraordinary item and
  cumulative effect of accounting change                        3,595             3,670          6,521           6,859
Less:  Extraordinary item, net                                   (109)              (66)          (137)           (136)
                                                              -------           -------       --------         -------
Numerator for diluted EPS before cumulative
  effect of accounting change                                   3,486             3,604          6,384           6,723
Less:  Cumulative effect of accounting change, net                 --                --             --            (174)
                                                              -------           -------       --------         -------
Numerator for diluted EPS on net income
  available to Common Shareholders                            $ 3,486           $ 3,604       $  6,384         $ 6,549
                                                              =======           =======       ========         =======
Denominator (all weighted averages):
Common Shares - basic                                          22,704            20,077         21,801          20,034
Assumed conversion of share options                               971               334            850             287
Conversion of Series D Preferred Shares                         1,197             1,197          1,197           1,038
                                                              -------           -------       --------         -------
Denominator for diluted EPS                                    24,872            21,608         23,848          21,359
                                                              =======           =======       ========         =======
Basic EPS:
  Income before discontinued operations, extraordinary
     item and cumulative effect of accounting change          $  0.15           $  0.17       $   0.28         $  0.33
  Income from discontinued operations                              --              0.01           0.01              --
  Extraordinary item                                               --             (0.01)         (0.01)             --
  Cumulative effect of accounting change                           --                --             --           (0.01)
                                                              -------           -------       --------         -------
  Net income available to Common Shareholders                 $  0.15           $  0.17       $   0.28         $  0.32
                                                              =======           =======       ========         =======
Diluted EPS:
  Income before discontinued operations, extraordinary
     item and cumulative effect of accounting change          $  0.14           $  0.17       $   0.27         $  0.32
  Income from discontinued operations                              --                --             --              --
  Extraordinary item                                               --                --             --              --
  Cumulative affect of accounting change                           --                --             --           (0.01)
                                                              -------           -------       --------         -------
  Net income available to Common Shareholders                 $  0.14           $  0.17       $   0.27         $  0.31
                                                              =======           =======       ========         =======

     Our diluted EPS computation assumes only conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") because conversions of Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units would increase diluted EPS in the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     On July 1, 2001 and January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 require that (1) amortization of goodwill, including goodwill recorded in past business combinations, be discontinued upon adoption of this standard and (2) goodwill be tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. After completing an evaluation of our unamortized goodwill under the provisions of SFAS 142, we concluded that our carrying value of goodwill was not impaired as of January 1, 2002 and June 30, 2002. The following table summarizes our goodwill amortization and operating results as if goodwill amortization did not occur. Basic and diluted earnings per Common Share on net income available to Common Shareholders reported on our Consolidated Statements of Operations would not have changed if goodwill amortization did not occur in the 2001 periods reported herein.

                                         Three months ended         Six months ended
                                              June 30,                  June 30,
                                        --------------------      --------------------
                                          2002         2001         2002         2001
                                        -------      -------      -------      -------
Amortization of goodwill                $    --      $    44      $    --      $    84
Amortization of goodwill, net of
   minority interests and income
   taxes                                $    --      $    17      $    --      $    33
Income before extraordinary item and
   cumulative effect of accounting
   change, as reported                  $ 5,993      $ 5,147      $11,316      $ 9,117
Income before extraordinary item and
   cumulative effect of accounting
   change, exclusive of goodwill
   amortization                         $ 5,993      $ 5,164      $11,316      $ 9,150
Net income available to Common
   Shareholders, as reported            $ 3,350      $ 3,468      $ 6,112      $ 6,313
Net income available to Common
   Shareholders, exclusive of
   goodwill amortization                $ 3,350      $ 3,485      $ 6,112      $ 6,346

     In January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The primary impact of our adoption of this standard is that revenues and expenses associated with our property held for sale at June 30, 2002 are classified as discontinued operations on our Consolidated Statements of Operations for the periods reported.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS 145 generally eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to that of sale-leaseback transactions. The amendment requires that lease modifications result in recognition of a gain or loss in the financial statements and, where applicable, be subject to existing accounting standards governing sales of real estate and sale-leaseback transactions. SFAS 145 is effective for us on January 1, 2003, although certain aspects of the standard are effective for transactions occurring after May 15, 2002. SFAS 145 also requires that gains or losses from extinguishment of debt reported as an extraordinary item in prior periods presented be reclassified upon adoption. We expect the only impact of adoption on January 1, 2003 will be the reclassification of all prior period losses on early retirement of debt from the line on the Consolidated Statements of Operations entitled "extraordinary item" to the line entitled "amortization of deferred financing costs". These reclassifications will not result in changes to net income available to Common Shareholders or basic and diluted earnings per Common Share on net income available to Common Shareholders. The following table summarizes our early extinguishment of debt and change to the line entitled "income before extraordinary item and cumulative effect of accounting change" as if such reclassifications were made for the periods reported herein.

                                         Three months ended         Six months ended
                                              June 30,                   June 30,
                                        --------------------      --------------------
                                          2002         2001         2002         2001
                                        -------      -------      -------      -------
Early extinguishment of debt            $   157      $    99      $   199      $   206
Early extinguishment of debt, net of
   minority interests                   $   109      $    66      $   137      $   136
Income before extraordinary item and
   cumulative effect of accounting
   change, as reported                  $ 5,993      $ 5,147      $11,316      $ 9,117
Income before extraordinary item and
   cumulative effect of accounting
   change, as restated for the
   reclassification discussed above     $ 5,884      $ 5,081      $11,179      $ 8,981

4.        COMMERCIAL REAL ESTATE PROPERTIES

     Operating properties consist of the following:

                                                   June 30,    December 31,
                                                     2002          2001
                                                  ----------   ------------
          Land                                    $  177,775   $    164,994
          Buildings and improvements                 824,726        738,320
                                                  ----------   ------------
                                                   1,002,501        903,314
          Less: accumulated depreciation             (62,595)       (51,552)
                                                  ----------   ------------
                                                  $  939,906   $    851,762
                                                  ==========   ============

     We are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland at June 30, 2002. As a result, this property is classified as held for sale. The components associated with this property at June 30, 2002 include the following:

                                                   June 30,
                                                    2002
                                                  ---------
          Land                                     $  1,252
          Buildings and improvements                  5,270
                                                  ---------
                                                      6,522
          Less: accumulated depreciation               (506)
                                                  ---------
                                                   $  6,016
                                                  =========

We completed the sale of this property on July 18, 2002.

     Projects under construction or development consist of the following:

                                             June 30,    December 31,
                                               2002          2001
                                             --------    ------------
          Land                               $22,891       $26,751
          Construction in progress            14,990        37,493
                                             -------       -------
                                             $37,881       $64,244
                                             =======       =======

ACQUISITIONS

     We acquired the following office properties during the six months ended June 30, 2002:

                                                                                            Total
                                                          Date of          Number of       Rentable
         Project Name                  Location         Acquisition        Buildings      Square Feet       Initial Cost
   ---------------------------        ------------      -----------        ---------      -----------       ------------
   7320 Parkway Drive                 Hanover, MD          4/4/02              1             57,176            $ 4,957
   Rivers 95                          Columbia, MD         4/4/02              4            109,449             11,562
   7000 Columbia Gateway Drive        Columbia, MD        5/31/02              1            145,806             16,196

     On January 31, 2002, we acquired a parcel of land located in Annapolis Junction, Maryland for $3,757 from an affiliate of Constellation Real Estate, Inc. ("Constellation"). On the date of this transaction, Constellation owned 43% of our Common Shares and had the right to designate nominees for two of the eight positions on our Board of Trustees (see Note 10).

2002 CONSTRUCTION/DEVELOPMENT

     During the six months ended June 30, 2002, we completed the construction of three office buildings totaling 279,167 square feet. The buildings are located in the Baltimore/Washington Corridor.

     As of June 30, 2002, we also had construction underway on three new buildings.

2002 DISPOSITION

     We sold a land parcel located in Hanover, Maryland for $1,300 on March 29, 2002. We realized a gain of $597 on the sale of this property.

ACCOUNTING FOR CERTAIN REAL ESTATE JOINT VENTURES

     Prior to 2002, we contributed parcels of land into two real estate joint ventures. In exchange for the contributions of land, we received joint venture interests and $9,600 in cash. Each of these joint ventures constructed office buildings on the land parcels. Each of the joint ventures' operating agreements provided us with the option to acquire the joint venture partners' interests for a pre-determined purchase price over a limited period of time. In February 2002, we acquired the joint venture partner's interest in one of these joint ventures for the pre-determined purchase price of $5,448. In June 2002, we acquired the joint venture partner's interest in the other joint venture for the pre-determined purchase price of $6,361. For periods prior to acquiring the joint venture partners' interests, we accounted for our interests in these joint ventures as follows:

- the costs associated with these land parcels at the time of their respective contributions were reported as commercial real estate properties on our Consolidated Balance Sheets;
- the cash received from these joint ventures in connection with the land contributions was reported as other liabilities on our Consolidated Balance Sheets. These liabilities were accreted towards the pre-determined purchase price over the life of our option to acquire the joint venture partners' interests. We also reported interest expense in connection with the accretion of these liabilities;
- as construction of the buildings on these land parcels was completed and operations commenced, we reported 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations; and

- construction costs and debt activity for these projects relating to periods after the respective land contributions were not reported by us.

Upon completion of these acquisitions, we began consolidating the accounts of the entities with our accounts.

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

     Our investments in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and include the following:

                                                      June 30,       December 31,
                                                        2002            2001
                                                    ------------     ------------
                  Gateway 67, LLC                     $    4,043       $    3,904
                  NBP 140, LLC                             3,851(1)         2,885(1)
                  Gateway 70 LLC                           2,409            2,326
                  MOR Forbes LLC                             907              924
                  MOR Montpelier 3 LLC                       298               --
                  MOR Montpelier LLC                          --            1,008
                                                    ------------     ------------
                                                      $   11,508       $   11,047
                                                    ============     ============

                  (1)Includes a mortgage loan receivable of $3,113 at June
                     30, 2002 and $2,640 at December 31, 2001 carrying an annual interest rate of Prime through its maturity on December 27, 2002.

     We have additional commitments pertaining to our real estate joint ventures that are disclosed in Note 16.

     The following table sets forth condensed combined balance sheet information for these unconsolidated real estate joint ventures:

                                                         June 30,     December 31,
                                                           2002          2001
                                                       ----------    ------------
             Commercial real estate property            $ 24,574       $   27,869
             Other assets                                    861            1,566
                                                       ---------     ------------
                Total assets                            $ 25,435       $   29,435
                                                       =========     ============
             Liabilities                                $ 15,904       $   18,935
             Owners' equity                                9,531           10,500
                                                       ---------     ------------
                Total liabilities and owners' equity    $ 25,435       $   29,435
                                                       =========     ============

6.        ACCOUNTS RECEIVABLE

     Our accounts receivable are reported net of an allowance for bad debts of $731 at June 30, 2002 and $723 at December 31, 2001.

7.        INVESTMENTS IN AND ADVANCES TO OTHER UNCONSOLIDATED ENTITIES

     Our investments in and advances to other unconsolidated entities include the following:

                                                                June 30,       December 31,
                                                                  2002              2001
                                                              ------------     ------------
       MediTract, LLC                                          $     1,621       $    1,621
       Paragon Smart Technologies, LLC (1)                             486              491
                                                              ------------     ------------
          Total                                                $     2,107       $    2,112
                                                              ============     ============

       (1) Investment includes $245 in notes receivable carrying an interest rate of 12% per annum that are payable on demand.

8.        DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                June 30,       December 31,
                                                                  2002              2001
                                                              ------------     ------------
     Leasing costs                                               $  17,691        $  13,298
     Financing costs                                                10,777            9,599
     Goodwill                                                        1,465            1,320
     Other intangible costs                                            154              154
                                                              ------------     ------------
                                                                    30,087           24,371
     Accumulated amortization (1)                                  (10,210)          (7,487)
                                                              ------------     ------------
     Deferred charges, net                                       $  19,877        $  16,884
                                                              ============     ============

       (1) Includes accumulated amortization associated with other intangibles of $147 at June 30, 2002 and $132 at December 31, 2001.

9.        DERIVATIVES

     The following table sets forth derivative contracts we had in place and their respective fair market values ("FMV"):

                                                                                            FMV
                                                                                -------------------------
                        Notional
     Nature of           Amount        One-Month     Effective    Expiration     June 30,     December 31,
    Derivative       (in millions)    LIBOR base       Date          Date          2002           2001
-----------------   ---------------  -------------  -----------  ------------   ----------   -------------
Interest rate swap         $  100.0           5.76%      1/2/01        1/2/03     $ (1,970)     $   (3,781)
Interest rate cap              50.0           7.70%     5/25/00       5/31/02           --              --
                                                                                  ---------     ----------

Total                                                                             $ (1,970)     $   (3,781)
                                                                                  =========     ==========


     We designated each of these derivatives as cash flow hedges. At June 30, 2002, the interest rate swap is effective. During the six months ended June 30, 2002, we decreased the negative balance in the accumulated other comprehensive loss component of shareholders' equity ("AOCL") and increased minority interests in total by $1,813 to recognize the increase in the fair value of the interest rate swap during that period. Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next six months, we expect to reclassify to earnings an estimated $2.0 million of the balances held in AOCL and minority interests.

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

     On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers; we issued an additional 12,500 Common Shares to an officer in 2000 that were subject to the same restrictions. The forfeiture restrictions of specified percentages of these shares lapse annually through 2004 provided that the officers remain employed by us and we attain defined earnings or shareholder return growth targets. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 72,659 of these shares in 2002.

     During the six months ended June 30, 2002, 329,142 Common Units in our Operating Partnership were converted into Common Shares on the basis of one Common Share for each Common Unit.

     We issued 173,726 Common Shares in connection with the exercise of share options during the six months ended June 30, 2002.

     A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the six months ended June 30, 2002 follows:

       Balance, December 31, 2001                                                             $2,500
       Unrealized gain on interest rate swap for the six months ended June 30,
         2002, net of minority interests                                                      (1,226)
                                                                                              ------
       Balance, June 30, 2002                                                                 $1,274
                                                                                              ======

     The components of comprehensive income for the three and six month ended June 30, 2002 and 2001 follow:

                                                               Three months ended             Six months ended
                                                                    June 30,                      June 30,
                                                           -------------------------    ----------------------------
                                                              2002          2001             2002           2001
                                                           ----------    -----------    -------------    -----------
Net income                                                   $  5,884       $  5,081       $   11,179     $    8,807
Unrealized gain (loss) on interest rate swap, net of
    minority interests                                            518           (157)           1,226         (1,312)
Cumulative effect adjustment on January 1, 2001 for
   unrealized loss on interest rate swap, net of
   minority interests                                              --             --               --           (163)
                                                           ----------    -----------    -------------    -----------
Comprehensive net income                                     $  6,402       $  4,924       $   12,405     $    7,332
                                                           ==========    ===========    =============    ===========

11.       DIVIDENDS AND DISTRIBUTIONS

     The following summarizes our dividends and distributions for the six months ended June 30, 2002:

                                                                             Dividend/
                                                                           Distribution       Total
                                                                                Per         Dividend/
                                   Record Date         Payable Date         Share/Unit    Distribution
                                -----------------    ------------------    ------------   ------------
Series B Preferred Shares:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $   0.625      $    781
   First Quarter 2002           March 29, 2002       April 15, 2002           $   0.625      $    781
   Second Quarter 2002          June 28, 2002        July 15, 2002            $   0.625      $    781

Series D Preferred Shares:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $    0.25      $    136
   First Quarter 2002           March 29, 2002       April 15, 2002           $    0.25      $    136
   Second Quarter 2002          June 28, 2002        July 15, 2002            $    0.25      $    136

Series E Preferred Shares:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $  0.6406      $    737
   First Quarter 2002           March 29, 2002       April 15, 2002           $  0.6406      $    737
   Second Quarter 2002          June 28, 2002        July 15, 2002            $  0.6406      $    737

Series F Preferred Shares:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $  0.6172      $    880
   First Quarter 2002           March 29, 2002       April 15, 2002           $  0.6172      $    880
   Second Quarter 2002          June 28, 2002        July 15, 2002            $  0.6172      $    880

Common Shares:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $    0.21      $  4,245
   First Quarter 2002           March 29, 2002       April 15, 2002           $    0.21      $  4,706
   Second Quarter 2002          June 28, 2002        July 15, 2002            $    0.21      $  4,803

Series C Preferred Units:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $  0.5625      $    572
   First Quarter 2002           March 29, 2002       April 15, 2002           $  0.5625      $    572
   Second Quarter 2002          June 28, 2002        July 15, 2202            $  0.5625      $    572

Common Units:
   Fourth Quarter 2001          December 31, 2001    January 15, 2002         $    0.21      $  2,018
   First Quarter 2002           March 29, 2002       April 15, 2002           $    0.21      $  2,018
   Second Quarter 2002          June 28, 2002        July 15, 2002            $    0.21      $  1,948

12.       SUPPLEMENTAL INFORMATION TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the six months ended
                                                                        June 30,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Supplemental schedule of non-cash investing and financing
activities:

Debt assumed in connection with acquisitions of real
   estate                                                     $     20,040    $         --
                                                              ============    ============
Debt repaid in connection with sales of real estate           $         --    $      7,000
                                                              ============    ============
Note receivable assumed upon sale of real estate              $      1,040    $         --
                                                              ============    ============
Decrease in accrued capital improvements                      $      2,042    $        855
                                                              ============    ============
Reclassification of other liabilities from projects under
   construction or development                                $         --    $      9,600
                                                              ============    ============
Acquisition of Service Companies:
   Investments in and advances to other unconsolidated
     entities                                                 $         --    $     (4,529)
   Restricted cash                                                      --               5
   Accounts receivable, net                                             --           2,005
   Deferred costs, net                                                  --           1,537
   Prepaid and other assets                                             --           1,033
   Furniture, fixtures and equipment, net                               --           1,603
   Mortgage and other loans payable                                     --             (40)
   Accounts payable and accrued expenses                                --          (2,106)
   Rents received in advance and security deposits                      --             (20)
   Other liabilities                                                    --             (10)
   Minority interest                                                    --             (46)
                                                              ------------    ------------
      Cash from acquisition of Service Companies              $         --    $       (568)
                                                              ============    ============
Dividends/distributions payable                               $      9,455    $      7,918
                                                              ============    ============
Book value of derivatives reclassified from deferred
   costs, net to fair value of derivatives                    $         --    $        268
                                                              ============    ============
Increase (decrease) in fair value of derivatives applied
   to accumulated other comprehensive loss and minority
   interests                                                  $      1,813    $     (2,232)
                                                              ============    ============
Adjustments to minority interests resulting from changes
   in ownership of Operating Partnership by COPT              $      4,142    $       (104)
                                                              ============    ============
Decrease in minority interests and increase in
   shareholders' equity in connection with conversion of
   Common Units into Common Shares                            $      4,599    $        808
                                                              ============    ============

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

                                    Baltimore/                   Northern/
                                    Washington      Greater     Central New   Greater     Northern
                                   Corridor (1)  Philadelphia     Jersey     Harrisburg   Virginia       Other        Total
                                  --------------------------------------------------------------------------------------------
Three months ended June 30, 2002:
Revenues from real estate
    operations                      $   24,573     $   2,506     $   4,604    $  2,390   $    2,661     $    103   $    36,837
Property operating expenses              6,885            33         1,674         653        1,111           --        10,356
                                  ------------  ------------   -----------   ---------   ----------   ----------   -----------
Income from real estate
    operations                      $   17,688     $   2,473     $   2,930    $  1,737   $    1,550     $    103   $    26,481
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Commercial real estate property
    expenditures                    $   57,425     $     158     $     126    $     91   $      138     $     --   $    57,938
                                  ============  ============   ===========   =========   ==========   ==========   ===========

Three months ended June 30, 2001:
Revenues from real estate
    operations                      $   18,654     $   2,506     $   4,998    $  2,483   $       --     $    270   $    28,911
Property operating expenses              5,950            38         1,823         747           --           --         8,558
                                  ------------  ------------   -----------   ---------   ----------   ----------   -----------
Income from real estate
    operations                      $   12,704     $   2,468     $   3,175    $  1,736   $       --     $    270   $    20,353
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Commercial real estate property
    expenditures                    $   26,326     $     119     $     289    $     74   $       --     $     --   $    26,808
                                  ============  ============   ===========   =========   ==========   ==========   ===========

Six months ended June 30, 2002:
Revenues from real estate
    operations                      $   46,469     $   5,012     $   9,525    $  4,797   $    5,349     $    187   $    71,339
Property operating expenses             13,640            74         3,383       1,250        2,202           --        20,549
                                  ------------  ------------   -----------   ---------   ----------   ----------   -----------
Income from real estate
    operations                      $   32,829     $   4,938     $   6,142    $  3,547   $    3,147     $    187   $    50,790
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Commercial real estate property
    expenditures                    $   78,153     $     280     $     330    $    799   $      477     $     --   $    80,039
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Segment assets at June 30, 2002     $  669,006     $ 104,435     $ 109,324    $ 70,995   $   58,680     $ 38,900   $ 1,051,340
                                  ============  ============   ===========   =========   ==========   ==========   ===========

Six months ended June 30, 2001:
Revenues from real estate
    operations                      $   37,227     $   5,012     $   9,920    $  5,272   $       --     $  1,181   $    58,612
Property operating expenses             11,908            58         3,717       1,341           --           --        17,024
                                  ------------  ------------   -----------   ---------   ----------   ----------   -----------
Income from real estate
    operations                      $   25,319     $   4,954     $   6,203    $  3,931   $       --     $  1,181   $    41,588
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Commercial real estate property
    expenditures                    $   45,707     $     260     $   1,946    $    770   $       --           --   $    48,683
                                  ============  ============   ===========   =========   ==========   ==========   ===========
Segment assets at June 30, 2001     $  515,518     $ 105,769     $ 110,218    $ 71,179   $       --     $ 46,123   $   848,807
                                  ============  ============   ===========   =========   ==========   ==========   ===========

    (1) Includes property held for sale at June 30, 2002.

     The following table reconciles our income from operations for reportable segments to income before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                         -----------------------------   ---------------------------
                                                              2002           2001           2002           2001
                                                         -------------   -------------   -----------   -------------
Income from operations for reportable segments              $   26,481      $   20,353      $ 50,790      $   41,588
Equity in (loss) income of unconsolidated real estate
  joint ventures                                                   (22)            124            (4)            154
(Losses) earnings from service operations                         (104)            143          (194)           (186)
Add: Gain on sales of properties                                    --           1,596           946           1,596
Less:
     General and administrative                                 (1,940)         (1,329)       (4,110)         (2,775)
     Interest                                                   (9,002)         (7,680)      (17,569)        (15,792)
     Amortization of deferred financing costs                     (549)           (546)       (1,035)           (929)
     Depreciation and other amortization                        (6,707)         (4,914)      (13,348)         (9,755)
     Minority interests                                         (2,061)         (2,425)       (3,972)         (4,523)
     Income from real estate operations included in
       discontinued operations                                    (238)           (188)         (414)           (405)
                                                         -------------   -------------   -----------   -------------
Income before income taxes, discontinued operations,
   extraordinary item and cumulative effect of
   accounting change                                        $    5,858      $    5,134      $ 11,090      $    8,973
                                                         =============   =============   ===========   =============

     We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in (loss) income of unconsolidated real estate joint ventures, (losses) earnings from service operations, general and administrative expense and minority interests since these items represent general corporate expenses not attributable to segments.

14.       INCOME TAXES

     COMI's provision for income tax benefit consists of the following:

                                                                For the six months ended
                                                                        June 30,
                                                              ----------------------------
                                                                   2002           2001
                                                              -------------   ------------
   Current
     Federal                                                       $    (10)        $   15
     State                                                               (2)             3
                                                              -------------   ------------
                                                                        (12)            18
                                                              -------------   ------------
   Deferred
     Federal                                                             73             50
     State                                                               16             10
                                                              -------------   ------------
                                                                         89             60
                                                              -------------   ------------
   Income tax benefit                                                    77             78
   Less: minority interests                                             (25)           (26)
                                                              -------------   ------------
   Income tax benefit, net of minority interests                   $     52         $   52
                                                              =============   ============

     Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with share options.

     COMI's combined Federal and state effective tax rate for the six months ended June 30, 2002 and 2001 was approximately 40%.

15.       DISCONTINUED OPERATIONS

     Discontinued operations includes revenues and expenses associated with our property located at 8815 Centre Park Drive in Columbia, Maryland, which is classified as held for sale at June 30, 2002. The table below sets forth the components of income from discontinued operations.

                                               For the three months      For the six months
                                                  ended June 30,           ended June 30,
                                              -----------------------    ------------------
                                                2002          2001          2002     2001
                                              ---------    ----------    --------  --------
Revenue                                         $   326       $   274      $  595    $  581
Expenses                                           (167)         (211)       (341)     (442)
                                              ---------    ----------    --------  --------
Earnings from discontinued operations               159            63         254       139
Minority interests in discontinued
operations                                          (49)          (21)        (80)      (47)
                                              ---------    ----------    --------  --------
Income from discontinued operations             $   110       $    42      $  174    $   92
                                              =========    ==========    ========  ========

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

     As of June 30, 2002, we served as guarantor for the repayment of mortgage loans totaling $7,809 for certain of our unconsolidated real estate joint ventures.

     In four of our five joint ventures, we would be obligated to acquire the membership interests of those joint ventures not owned by us (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

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

The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At June 30, 2002, none of the buildings in these joint ventures have occupancy equal to or exceeding 85%.

     As of June 30, 2002, we are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland for $7,175. We completed the sale of this property on July 18, 2002.

17.       PRO FORMA FINANCIAL INFORMATION

     We accounted for our 2001 and 2002 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2002.

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

                                                                 Six months ended June 30,
                                                                ---------------------------
                                                                    2002            2001
                                                                -------------    ----------
Pro forma total revenues                                          $  73,929       $ 71,961
                                                                =============    ==========
Pro forma net income available to Common Shareholders             $   6,475       $  5,781
                                                                =============    ==========
Pro forma earnings per Common Share
  Basic                                                           $    0.30       $   0.29
                                                                =============    ==========
  Diluted                                                         $    0.28       $   0.28
                                                                =============    ==========

18.       SUBSEQUENT EVENTS

ACQUISITIONS

     On July 18, 2002, we acquired for a purchase price of $3,600 a 32.8 acre land parcel in Chantilly, Virginia.

     On August 1, 2002, we acquired for a purchase price of $27,250 an office building totaling 236,441 square feet located in Silver Spring, Maryland.

     In July 2002, we became committed to acquire for a purchase price of $47,032 property in Chantilly, Virginia consisting of two office buildings totaling 290,245 square feet and a leasehold interest in an adjacent 6.3 acre land parcel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In this section, we discuss our financial condition and results of operations for the three and six months ended June 30, 2002. This section includes discussions on, among other things:

- why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2002 compared to the same periods in 2001;
- what our primary sources and uses of cash were in the six months ended June 30, 2002;
- how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2002;
-    how we intend to generate cash for short and long-term capital needs; and
-    the computation of our funds from operations.

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

                                                              CORPORATE OFFICE PROPERTIES TRUST
                                                              OPERATING DATA VARIANCE ANALYSIS
                                              (DOLLARS FOR THIS TABLE ARE IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 Three Months Ended June 30,
                                              ----------------------------------------------------------------
                                                2002            2001             Variance          % Change
                                              ---------     -------------     -------------     --------------
Real Estate Operations:
Revenues
   Rental revenue                              $ 32,922          $ 25,684          $  7,238                 28%
   Tenant recoveries and other revenue            3,589             2,953               636                 22%
                                              ---------     -------------     -------------
     Revenue from real estate operations         36,511            28,637             7,874                 27%
                                              ---------     -------------     -------------
Expenses
   Property operating                            10,268             8,472             1,796                 21%
   Interest and amortization of deferred
     financing costs                              9,551             8,226             1,325                 16%
   Depreciation and other amortization            6,707             4,914             1,793                 36%
                                              ---------     -------------     -------------
     Expenses from real estate operations        26,526            21,612             4,914                 23%
                                              ---------     -------------     -------------
Earnings from real estate operations before
   equity in (loss) income of unconsolidated
   real estate joint ventures                     9,985             7,025             2,960                 42%
Equity in (loss) income of unconsolidated
   real estate joint ventures                       (22)              124              (146)              (118%)
                                              ---------     -------------     -------------
Earnings from real estate operations              9,963             7,149             2,814                 39%
(Losses) earnings from service operations          (104)              143              (247)              (173%)
General and administrative expense               (1,940)           (1,329)             (611)                46%
Gain on sales of real estate                         --             1,596            (1,596)              (100%)
                                              ---------     -------------     -------------
Income before minority interests, income
   taxes, discontinued operations,
   extraordinary item and cumulative effect
   of accounting change                           7,919             7,559               360                  5%
Minority interests                               (2,061)           (2,425)              364                (15%)
Income tax benefit (expense), net                    25               (29)               54                N/A
Income from discontinued operations, net            110                42                68                162%
Extraordinary item - loss on early
   retirement of debt, net                         (109)              (66)              (43)                65%
Cumulative effect of accounting change, net          --                --                --                  0%
                                              ---------     -------------     -------------
Net income                                        5,884             5,081               803                 16%
Preferred Share dividends                        (2,534)           (1,613)             (921)                57%
                                              ---------     -------------     -------------
Net income available to Common Shareholders    $  3,350          $  3,468          $   (118)                (3%)
                                              =========     =============     =============
Basic earnings per Common Share
   Income before discontinued operations,
     extraordinary item and cumulative
     effect of accounting change               $   0.15          $   0.17          $  (0.02)               (12%)
   Net income                                  $   0.15          $   0.17          $  (0.02)               (12%)
Diluted earnings per Common Share
   Income before discontinued operations,
     extraordinary item and cumulative
     effect of accounting change               $   0.14          $   0.17          $  (0.03)               (18%)
   Net Income                                  $   0.14          $   0.17          $  (0.03)               (18%)

                                                           Six Months Ended June 30,
                                               ---------------------------------------------
                                                 2002        2001      Variance    % Change
                                               --------    --------    --------    ---------
Real Estate Operations:
Revenues
   Rental revenue                              $ 63,162    $ 51,029    $ 12,133           24%
   Tenant recoveries and other revenue            7,582       7,002         580            8%
                                               --------    --------    --------
     Revenue from real estate operations         70,744      58,031      12,713           22%
                                               --------    --------    --------
Expenses
   Property operating                            20,368      16,848       3,520           21%
   Interest and amortization of deferred
     financing costs                             18,604      16,721       1,883           11%
   Depreciation and other amortization           13,348       9,755       3,593           37%
                                               --------    --------    --------
     Expenses from real estate operations        52,320      43,324       8,996           21%
                                               --------    --------    --------
Earnings from real estate operations before
   equity in (loss) income of unconsolidated
   real estate joint ventures                    18,424      14,707       3,717           25%

Equity in (loss) income of unconsolidated
   real estate joint ventures                        (4)        154        (158)        (103%)
                                               --------    --------    --------
Earnings from real estate operations             18,420      14,861       3,559           24%
(Losses) earnings from service operations          (194)       (186)         (8)           4%
General and administrative expense               (4,110)     (2,775)     (1,335)          48%
Gain on sales of real estate                        946       1,596        (650)         (41%)
                                               --------    --------    --------
Income before minority interests, income
   taxes, discontinued operations,
   extraordinary item and cumulative effect
   of accounting change                          15,062      13,496       1,566           12%
Minority interests                               (3,972)     (4,523)        551          (12%)
Income tax benefit (expense), net                    52          52          --            0%
Income from discontinued operations, net            174          92          82           89%
Extraordinary item - loss on early
   retirement of debt, net                         (137)       (136)         (1)           1%
Cumulative effect of accounting change, net          --        (174)        174         (100%)
                                               --------    --------    --------
Net income                                       11,179       8,807       2,372           27%
Preferred Share dividends                        (5,067)     (2,494)     (2,573)         103%
                                               --------    --------    --------
Net income available to Common Shareholders    $  6,112    $  6,313    $   (201)          (3%)
                                               ========    ========    ========
Basic earnings per Common Share
   Income before discontinued operations,
     extraordinary item and cumulative
     effect of accounting change               $   0.28    $   0.33    $  (0.05)         (15%)
   Net income                                  $   0.28    $   0.32    $  (0.04)         (13%)
Diluted earnings per Common Share
   Income before discontinued operations,
     extraordinary item and cumulative
     effect of accounting change               $   0.27    $   0.32    $  (0.05)         (16%)
   Net Income                                  $   0.27    $   0.31    $  (0.04)         (13%)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Our revenue from real estate operations increased $7.9 million or 27%, substantially all of which was attributable to rental revenue. Included in this change are the following:

     - $9.1 million increase attributable to 20 properties acquired and six newly-constructed properties placed in service since March 31, 2001;
     - $674,000 decrease attributable to 81 properties owned and operational throughout both reporting periods due primarily to decreased property occupancy and the write-off of additional deferred rents receivable upon early termination of leases; this represents a 2.5% decrease in total revenue for these properties;
     -  $367,000 decrease attributable to properties sold; and
     - $208,000 decrease attributable to lower fees earned for other real estate services.

     Our expenses from real estate operations increased $4.9 million or 23% due to the effects of the increases in property operating expenses, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $1.8 million or 21%. Included in this change are the following:

     - $2.3 million increase attributable to 20 properties acquired and six newly-constructed properties placed in service since March 31, 2001;
     - $442,000 decrease attributable to 81 properties owned and operational throughout both reporting periods, a 5.4% decrease for these properties; this decrease includes the following:
        - $190,000 decrease in expense associated with doubtful or uncollectible receivables;
        -  $103,000 decrease in exterior repair projects;
        - $102,000 decrease in cleaning due mostly to service no longer needed on vacated space; and
        - $101,000 increase in real estate taxes due to increased property assessments.
     -  $86,000 decrease attributable to properties sold.

     Our interest expense and amortization of deferred financing costs increased $1.3 million or 16% due primarily to a 28% increase in our average outstanding debt balance resulting from our 2001 and 2002 acquisitions and construction activity, offset by a decrease in our weighted-average interest rates from 7.2% to 6.5%. Our depreciation and other amortization expense increased $1.8 million or 36%, $1.3 million of which is attributable to 20 properties acquired and six newly-constructed properties placed in service since March 31, 2001.

     Our general and administrative expense increased $611,000 or 46% due primarily to (i) additional employee bonus expense, (ii) increased expense associated with vesting of officer Common Share awards due to shares vesting at higher Common Share prices and (iii) increased corporate marketing costs.

     Income before minority interests, income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change increased $360,000 or 5% primarily as a result of the above factors, offset by a $1.6 million decrease in gain from sales of real estate. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests before giving effect to income tax benefit, discontinued operations, extraordinary item and cumulative effect of accounting change decreased $364,000 or 15%; this decrease is primarily attributable to the increase in our ownership of the Operating Partnership.

     Our net income available to Common Shareholders decreased $118,000 or 3% reflecting the factors discussed above and a $921,000 increase in Preferred Share dividends resulting from our issuance of two new series of preferred shares since March 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Our revenue from real estate operations increased $12.7 million or 22%, which was substantially all attributable to rental revenue. Included in this change are the following:

     - $15.5 million increase attributable to 20 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002;
     - $1.2 million decrease attributable to lower fees earned for other real estate services;
     - $1.0 million decrease attributable to 79 properties owned and operational throughout both reporting periods due primarily to a decrease in tenant recoveries, decreased property occupancy and the write-off of additional deferred rents receivable upon early termination of leases; this represents a 1.8% decrease in total revenue for these properties; and
     -  $775,000 decrease attributable to properties sold during 2001.

     Our expenses from real estate operations increased $9.0 million or 21% due to the effects of the increases in property operating expenses, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

     Our property operating expenses increased $3.5 million or 21%. Included in this change are the following:

     - $4.5 million increase attributable to 20 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002;
     - $792,000 decrease attributable to 79 properties owned and operational throughout both reporting periods, a 4.9% decrease for these properties; this decrease includes the following:
        - $447,000 decrease in utilities due in part to changes in lease structure, a result of which lead certain tenants to bear costs directly;
        -  $440,000 decrease in snow removal due to less snow in 2002;
        - $203,000 decrease in cleaning due mostly to service no longer needed on vacated space;
        - $140,000 increase in real estate taxes due to increased property assessments; and
        - $129,000 increase in property administrative costs, which correlates with the increase in general and administrative expenses.
     -  $204,000 decrease attributable to properties sold during 2001.

     Our interest expense and amortization of deferred financing costs increased $1.9 million or 11% due primarily to a 25% increase in our average outstanding debt balance resulting from our 2001 and 2002 acquisition and construction activity, offset by a decrease in our weighted-average interest rates from 7.5% to 6.5%. Our depreciation and other amortization expense increased $3.6 million or 37%, $2.7 million of which is attributable to 20 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002.

     Our general and administrative expense increased $1.3 million or 48% due primarily to (i) additional employee bonus expense, including additional discretionary bonuses awarded to officers in the current period that were associated with performance in the prior year, (ii) increased expense associated with vesting of officer Common Share awards due to shares vesting at higher Common Share prices and (iii) increased expense associated with Common Share options that were re-priced in prior years and therefore subject to variable option accounting due to Common Share price appreciation.

     Income before minority interests, income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change increased $1.6 million or 12% primarily as a result of the above factors, offset by a $650,000 decrease in gain from sales of real estate. Our income allocation to minority interests before giving effect to income tax benefit, discontinued operations, extraordinary item and cumulative effect of accounting change decreased $551,000 or 12%; this decrease is primarily attributable to the increase in our ownership of the Operating Partnership.

     Our net income available to Common Shareholders decreased $201,000 or 3% reflecting the factors discussed above, combined with the net effect of the following:

     - $2.6 million increase in Preferred Share dividends resulting from our issuance of three new series of preferred shares in 2001;
     - $174,000 decrease in expense due to the cumulative effect of an accounting change from our adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the prior year; and
     -  $82,000 increase in income associated with discontinued operations.

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

     We historically have financed our long-term capital needs, including property acquisitions and construction activity, through a combination of the following:

     -  cash from operations;
     - borrowings from our secured revolving credit facility with Bankers Trust Company (the "Revolving Credit Facility");
     -  borrowings from new loans;
     - additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units;
     -  contributions from outside investors into real estate joint ventures;
        and
     -  proceeds from sales of properties.

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of August 8, 2002, the maximum amount available under our Revolving Credit Facility is $150.0 million, of which $33.0 million is unused.

     We own real estate through joint ventures when suitable equity partners are available at attractive terms. We use joint ventures primarily for properties undergoing construction or development and, upon completion of construction and development activities, the properties are acquired by us or sold to third parties. The primary business purpose behind the use of such joint ventures is to leverage our equity funding of such projects and reduce the risk of construction and development activities; another purpose in a number of these joint ventures is to make use of the expertise of our joint venture partner in managing the entity's activities. In some of these joint ventures, the joint venture partner acts as project manager during construction and development activities and property manager once the building goes operational; in other cases, we serve the role of project manager and property manager. All of our joint ventures have a two-member management committee responsible for making all major decisions and we control one of the two positions in all of these joint ventures. The joint venture partners in four of our five real estate joint ventures in place at June 30, 2002 are controlled by an entity that owns, manages, leases and develops properties primarily in the Baltimore/Washington Corridor and acts as project manager for these joint ventures. The joint venture partner in our other real estate joint venture is controlled by an individual that invests nationally in a number of real estate entities; we act as project manager for this joint venture. See Note 5 to our consolidated financial statements for additional information pertaining to our real estate joint venture investments.

     Factors that could negatively affect our ability to finance our long-term capital needs in the future are discussed in our 2001 Annual Report on Form 10-K.

     Mortgage and other loans payable at June 30, 2002 consist of the following (dollars in thousands):

Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004(1)             $125,800
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008                  79,830
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006                   57,663
KeyBank National Association, LIBOR + 1.75%, maturing November 2003(1)                                36,000
Metropolitan Life Insurance Company, 6.91%, maturing June 2007                                        34,000
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009                      33,945
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004(1)                             26,754
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009                          26,204
State Farm Life Insurance Company, 7.9%, maturing April 2008                                          25,563
KeyBank National Association, LIBOR + 1.75%, maturing September 2002                                  25,000
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008                               20,837
Allstate Life Insurance Company, 6.93%, maturing July 2008                                            20,675
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005                          17,252
Allstate Life Insurance Company, 7.14%, maturing September 2007                                       15,802
Mercantile-Safe Deposit and Trust Company, Prime rate, maturing February 2003                         15,750
IDS Life Insurance Company, 7.9%, maturing March 2008                                                 13,372
Allfirst Bank, LIBOR + 1.75%, maturing April 2003(1)(2)                                               11,000
Bank of America, LIBOR + 1.75%, maturing December 2002(1)(3)                                          10,586
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2003(4)                                       7,967
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006                    7,803
Allfirst Bank, LIBOR + 1.75%, maturing July 2003                                                       6,489
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007                                              5,767
Citibank Federal Savings Bank, 6.93%, maturing July 2008                                               4,923
Constellation Real Estate, Inc., Prime rate, maturing January 2003                                     3,000
Seller loan, 8.0%, maturing May 2007                                                                   1,516
                                                                                                    --------
                                                                                                    $633,498
                                                                                                    ========

(1) May be extended for a one-year period, subject to certain conditions.
(2) Loan with a total commitment of $12,000.
(3) Construction loan with a total commitment of $15,750.
(4) Construction loan with a total commitment of $10,400.

     The following table summarizes our material contractual cash obligations and other commitments at June 30, 2002 (in thousands):

                                                   For the Periods Ended December 31,
                                        --------------------------------------------------------
                                                   2003 to     2005 to
                                         2002        2004        2006      Thereafter    Total
                                        --------   ---------   ---------   ----------  ---------
Contractual cash obligations
--------------------------------------
Mortgage loans payable(1)               $ 39,044   $ 246,058   $  91,380   $ 257,016   $ 633,498
Construction costs on construction
projects underway(2)                       5,192          --          --          --       5,192
Capital lease obligations(3)                  18          67          18          --         103
Operating leases(3)                          144         342          67          --         553
                                        --------   ---------   ---------   ---------   ---------
Total contractual cash obligations      $ 44,398   $ 246,467   $  91,465   $ 257,016   $ 639,346
                                        ========   =========   =========   =========   =========
Other commitments
--------------------------------------
Guarantees of joint venture loans(4)    $  5,293   $   2,516   $      --     $    --   $   7,809
                                        ========   =========   =========   =========   =========

   (1) Our 2002 loan maturities include a $10.6 million construction loan maturity in December that may be extended for a one-year period, subject to certain conditions; as of June 30, 2002, we were in compliance with the necessary conditions for us to extend this loan. Our 2002 loan maturities also include a $25.0 million loan maturity in September; we expect to complete an agreement with the lender to extend this loan for a one-year period. We expect to make payments on our other 2002 loan maturities using cash generated from operations.
   (2) We expect to pay costs on construction projects underway primarily using existing construction loan facilities in place (see discussion below).
   (3) We expect to pay these items using cash generated from operations.
   (4) We do not expect to have to fulfill our obligations as guarantor of joint venture loans.

In addition to the contractual obligations set forth above, we also had the following commitments at June 30, 2002:
       - We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.
       - In four of our joint ventures, we would be obligated to acquire the membership interests of those joint ventures not owned by us (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

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

          The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At June 30, 2002, none of the buildings in these joint ventures have occupancy equal to or exceeding 85%.

       - At June 30, 2002, we are under contract to sell our property located at 8815 Centre Park Drive in Columbia, Maryland for $7.2 million. We completed the sale of this property on July 18, 2002.

     We had no other material contractual obligations as of June 30, 2002 besides the items discussed above and tenant improvements and leasing costs in the ordinary course of business.

INVESTING AND FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 2002

     During the six months ended June 30, 2002, we acquired six office buildings totaling 312,431 square feet for $32.7 million and a parcel of land for $3.8 million. These acquisitions were financed by:

-    using $31.0 million in borrowings on our Revolving Credit Facility;
-    using $3.0 million from a new mortgage loan payable; and
-    using cash reserves for the balance.

     During the six months ended June 30, 2002, we completed the construction of three office buildings totaling 279,167 square feet. Costs incurred on these buildings through June 30, 2002 total $45.7 million. These costs were funded in part using $27.1 million in proceeds from two construction loan facilities that were repaid in 2002 using proceeds from a new loan. We also used $9.6 million in contributions from joint venture partners prior to our acquisition of the joint venture partners' interests in 2002; the acquisitions of the joint venture partners' interests were funded using proceeds from a new loan and borrowings on our Revolving Credit Facility. The balance of the costs was funded primarily using proceeds from our Revolving Credit Facility and cash from operations.

     As of June 30, 2002 (excluding the construction activities of two joint ventures), we had construction activities underway on three buildings totaling 255,019 square feet that were 59.6% operational and 60.2% pre-leased. Estimated costs upon completion for these projects total approximately $43.8 million. Costs incurred on these buildings through June 30, 2002 total $38.6 million. We have construction loan facilities in place totaling $26.2 million to finance the construction of two of these projects; borrowings under these facilities total $18.6 million at June 30, 2002. We also used borrowings from our Revolving Credit Facility and proceeds from debt refinancings to fund these activities.

     During the six months ended June 30, 2002, we acquired the remaining 20% interest not previously owned by us in one of our unconsolidated real estate joint ventures, MOR Montpelier LLC, and simultaneously sold the 43,785 square foot building owned by that entity for net proceeds of $1.1 million. We also acquired a 50% interest in MOR Montpelier 3 LLC, an entity developing a parcel of land located in Columbia, Maryland. Our investments in unconsolidated real estate joint ventures increased by $461,000 during the six months ended June 30, 2002 due primarily to the net effect of these transactions and our funding of initial development activities in our NBP 140, LLC joint venture; we do not expect the need to fund more than $2.0 million in additional development costs of NBP 140, LLC.

     During the six months ended June 30, 2002, we sold a land parcel for $1.3 million, providing a $1.0 million mortgage loan to the purchaser. The net proceeds from this sale after transaction costs and the loan provided by us to the purchaser totaled $250,000, all of which was applied to our cash reserves.

     During the six months ended June 30, 2002, we borrowed $72.2 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

-    $52.1 million to repay other loans;
-    $11.0 million to pay down our Revolving Credit Facility;
-    $7.7 million to finance acquisitions;
-    $1.3 million to finance construction activities; and
-    the balance to fund cash reserves.

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

INVESTING AND FINANCING ACTIVITY SUBSEQUENT TO THE SIX MONTHS ENDED JUNE 30,
2002

     On July 18, 2002, we sold our property located at 8815 Centre Park Drive in Columbia, Maryland for a sales price of $7.2 million, of which $3.6 million was applied to the purchase of the buildings described below and the balance used to pay down the Revolving Credit Facility.

     Between July 18 and August 1, 2002, we acquired for a purchase price of $30.9 million an office building totaling 236,441 square feet and a parcel of land. These acquisitions were financed using $22.0 million from a new mortgage loan, $3.6 million in proceeds from the sale of our property on July 18, 2002 and the balance from our Revolving Credit Facility.

     In July 2002, we became committed to acquire for a purchase price of $47.0 million two office buildings totaling 290,245 square feet and a parcel of land. We expect to complete this acquisition in August 2002 using $16.0 million from a new mortgage loan, $16.0 million from an assumed mortgage loan and proceeds from our Revolving Credit Facility for the balance.

     In July 2002, we obtained a $12.0 million mortgage loan payable with SunTrust Bank. The loan has a one-year term with two options to renew for an additional six months and carries interest at LIBOR plus 1.5%. The proceeds from this loan were used to pay down our Revolving Credit Facility. We also obtained a $27.8 million mortgage loan payable with State Farm Life Insurance Company. The loan has a ten-year term and carries interest at 6.51%. The proceeds from this loan were used to pay off a $15.8 million mortgage loan payable and to pay down our Revolving Credit Facility.

STATEMENT OF CASH FLOWS

     We generated net cash flow from operating activities of $29.2 million for the six months ended June 30, 2002, an increase of $6.2 million from the six months ended June 30, 2001. Our increase in cash flow from operating activities is due primarily to income generated from our newly-acquired and newly-constructed properties. Our net cash flow used in investing activities for the six months ended June 30, 2002 increased $8.3 million from the six months ended June 30, 2001 due primarily to additional cash outlays of $23.8 million in connection with purchases of and additions to commercial real estate properties, offset by a $7.0 million decrease in investments and advances to unconsolidated real estate joint ventures and an $8.8 million decrease in advances to certain real estate joint ventures. Our increase in net cash flow provided by financing activities for the six months ended June 30, 2002 of $1.8 million from the six months ended June 30, 2001 includes an $85.5 million decrease in repayments of mortgage and other loans payable, offset by a $54.0 million decrease in proceeds from mortgage and other loans payable, a $14.3 million decrease in proceeds from the issuance of equity instruments and a $12.3 million decrease in cash flow associated with other liabilities.

 FUNDS FROM OPERATIONS

     We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, although we have included gains from the sales of properties to the extent such gains related to development services provided. FFO assuming conversion of share options, Preferred Units and Preferred Shares adjusts FFO assuming conversion of securities that are convertible into our Common Shares when such conversion does not increase our diluted FFO per share in a given period. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and six months ended June 30, 2002 and 2001 are summarized in the following table:

(Dollar and shares for this table are in thousands)
                                                     For the three months   For the six months
                                                        ended June 30,        ended June 30,
                                                     --------------------   --------------------
                                                       2002       2001        2002        2001
                                                     --------   ---------   ---------  ---------
Income before minority interests, income taxes,
  discontinued operations, extraordinary item and
  cumulative effect of accounting change..........   $  7,919   $  7,559    $  15,062   $  13,496
Add: Real estate related depreciation and
  amortization....................................      6,616      4,933       13,218       9,738
Add: Discontinued operations, gross...............        159         63          254         139
Less: Preferred Share dividends...................     (2,534)    (1,613)      (5,067)     (2,494)
Less: Preferred Unit distributions................       (572)      (572)      (1,144)     (1,144)
Less: Minority interests in other consolidated
  entities........................................        (14)       (58)         (45)        (54)
Less: Gain on sales of real estate, excluding
  development portion(1)..........................         --       (416)         (93)       (416)
Income tax benefit (expense), gross                        37        (44)          77          78
                                                     --------   --------    ---------   ---------
Funds from operations.............................     11,611      9,852       22,262      19,343
Add: Preferred Unit distributions.................        572        572        1,144       1,144
Add: Convertible Preferred Share dividends........        136        136          272         236
Add: Expense on dilutive share options............         12         --           26          --
                                                     --------   --------    ---------   ---------
Funds from operations assuming conversion of share
  options, Preferred Units and Preferred
  Shares..........................................     12,331     10,560       23,704      20,723
Less: Straight line rent adjustments..............       (991)      (816)      (1,205)     (1,506)
Less: Recurring capital improvements..............     (1,382)    (1,153)      (3,000)     (2,269)
                                                     --------   --------    ---------   ---------
Adjusted funds from operations assuming conversion
  of share options, Preferred Units and Preferred
  Shares..........................................   $  9,958   $  8,591    $  19,499   $  16,948
                                                     ========   ========    =========   =========

Weighted average Common Shares....................     22,704     20,077       21,801      20,034
Weighted average Common Units....................       9,391      9,335        9,499       9,361
                                                     --------   --------    ---------   ---------
Weighted average Common Shares/Units..............     32,095     29,412       31,300      29,395
Conversion of share options.......................      1,040        334          915         287
Conversion of weighted average Preferred Shares...      1,197      1,197        1,197       1,038
Conversion of weighted average Preferred Units....      2,421      2,421        2,421       2,421
                                                     --------   --------    ---------   ---------
Weighted average Common Shares/Units assuming
  conversion of share options, Preferred Units and
  Preferred Shares................................     36,753     33,364       35,833       33,141
                                                     ========   ========    =========   =========

(1) A portion of the gain from the sales of real estate that is attributable to development services performed on the properties is included in FFO.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of June 30, 2002, 61.9% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

     The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at June 30, 2002 (dollars in thousands):

                                              For the Periods Ended December 31,
                        ------------------------------------------------------------------------------------------
                         2002(1)      2003(2)      2004(3)        2005         2006       Thereafter      Total
                        ---------    ---------    ----------    ---------    ---------    ----------    ----------
Long term debt:
Fixed rate              $   3,266    $   7,081    $   33,163    $  23,905    $  67,475    $  257,016    $  391,906
Average interest rate        7.04%        6.86%         6.89%        6.88%        6.75%         6.90%         6.88%
Variable rate           $  35,778    $  80,014    $  125,800    $      --    $     --     $       --    $  241,592
Average interest rate        3.59%        3.88%         3.62%          --          --             --          3.75%

     (1) Includes a $10.6 million maturity in December that may each be extended for a one-year period, subject to certain conditions.
     (2) Includes a $10.9 million maturity in April and a $36.0 million maturity in November, each of which may be extended for a one-year period, subject to certain conditions.
     (3) Includes a $125.8 million maturity in March and a $25.8 million maturity in August, each of which may be extended for a one-year period, subject to certain conditions.

     The fair market value of our mortgage and other loans payable was $647.1 million at June 30, 2002.

The following table sets forth information pertaining to our one derivative contract in place as of June 30, 2002:


                       Notional                                                Fair Value
   Nature of            Amount        One-Month    Effective    Expiration  on June 30, 2002
  Derivative         (in millions)   LIBOR base      Date          Date       (in thousands)
------------------   -------------   ----------   -----------   ----------   ----------------
Interest rate swap   $       100.0         5.76%       1/2/01       1/2/03      $   (1,970)

     Based on our variable-rate debt balances, our interest expense would have increased by $684,000 during the six months ended June 30, 2002 if interest rates were 1% higher.

PART II

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

a.   Not applicable

b.   Not applicable

c. During the three months ended June 30, 2002, 329,142 of the Operating Partnership's Common Units were converted to 329,142 Common Shares. The issuance of these Common Shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          EXHIBIT
            NO.                             DESCRIPTION
       -------------  ----------------------------------------------------------

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

       3.4            Articles  Supplementary  of  Corporate  Office  Properties
                      Trust Series B Convertible Preferred Shares, dated July 2,
                      1999 (filed with the Registrant's Current Report on Form

          EXHIBIT
            NO.                             DESCRIPTION
       -------------  ----------------------------------------------------------

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

       99.1           Certification of the Chief Executive Officer under Title
                      18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

       99.2           Certification of the Chief Financial Officer under Title
                      18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b. We filed the following Current Reports on Form 8-K in the first quarter of the year ended December 31, 2002:

    Report dated April 4, 2002 containing Item 5 disclosure that was filed in connection with Constellation no longer being a shareholder.

    Report dated April 24, 2002 containing Item 7 and Item 9 disclosures that were filed in connection with our release of earnings on April 24, 2002. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORPORATE OFFICE PROPERTIES TRUST


Date: August 13, 2002               By:   /s/ Randall M. Griffin
                                          --------------------------------------
                                          Randall M. Griffin
                                          President and Chief Operating Officer


Date: August 13, 2002               By:   /s/ Roger A. Waesche, Jr.
                                          --------------------------------------
                                          Roger A. Waesche, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer