Form 10-Q
period 2002-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2002-11-14
CIK 860546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20047

Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-2947217 (IRS Employer Identification No.)
8815 Centre Park Drive, Suite 400, Columbia MD (Address of principal executive offices)	21045 (Zip Code)

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

☒ Yes                                                                                                  ☐ No

        On November 7, 2002, 23,762,552 of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,017,039	$851,762
Projects under construction or development	35,550	64,244

Total commercial real estate properties, net	1,052,589	916,006
Investments in and advances to unconsolidated real estate joint ventures	8,656	11,047

Investment in real estate, net	1,061,245	927,053
Cash and cash equivalents	7,664	6,640
Restricted cash	8,149	4,947
Accounts receivable, net	5,197	3,805
Investments in and advances to other unconsolidated entities	2,092	2,112
Deferred rent receivable	13,395	11,447
Deferred charges, net	19,944	16,884
Prepaid and other assets	9,878	9,551
Furniture, fixtures and equipment, net	1,758	1,771

Total assets	$1,129,322	$984,210

Liabilities and shareholders' equity
Liabilities:
Mortgage and other loans payable	$710,033	$573,327
Accounts payable and accrued expenses	8,448	10,674
Rents received in advance and security deposits	7,467	6,567
Dividends and distributions payable	9,789	8,965
Fair value of derivatives	1,044	3,781
Other liabilities	1,673	12,193

Total liabilities	738,454	615,507

Minority interests:
Preferred Units in the Operating Partnership	24,367	24,367
Common Units in the Operating Partnership	76,518	80,158
Other consolidated entities	—	257

Total minority interests	100,885	104,782

Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred Shares ($0.01 par value; 10,000,000 shares authorized;
40,693 designated as Series A Convertible Preferred Shares of beneficial interest (shares issued of 0 at September 30, 2002 and 1 at December 31, 2001)	—	—
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250)	13	13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued with an aggregate liquidation preference of $13,600)	5	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625))	14	14
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 23,749,838 at September 30, 2002 and 20,814,701 at December 31, 2001)	237	208
Additional paid-in capital	313,862	285,362
Cumulative distributions in excess of net income	(19,379)	(14,502)
Value of unearned restricted Common Share grants	(2,739)	(3,275)
Treasury Shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(626)	(2,500)

Total shareholders' equity	289,983	263,921

Total liabilities and shareholders' equity	$1,129,322	$984,210

See accompanying notes to financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the three months ended, September 30,		For the nine months ended, September 30,
	2002	2001	2002	2001
Real Estate Operations:
Revenues
Rental revenue	$34,279	$29,011	$98,037	$80,590
Tenant recoveries and other revenue	4,390	3,754	11,970	10,787

Revenue from real estate operations	38,669	32,765	110,007	91,377

Expenses
Property operating	12,361	9,656	32,907	26,680
Interest	10,563	8,342	28,293	24,298
Amortization of deferred financing costs	557	397	1,592	1,326
Depreciation and other amortization	7,137	5,252	20,486	15,109

Expenses from real estate operations	30,618	23,647	83,278	67,413

Earnings from real estate operations before equity in income of unconsolidated real estate joint ventures	8,051	9,118	26,729	23,964
Equity in income of unconsolidated real estate joint ventures	138	27	134	181

Earnings from real estate operations	8,189	9,145	26,863	24,145

Service operations
Revenues	1,107	862	3,194	3,038
Expenses	(1,077)	(1,138)	(3,353)	(3,382)
Equity in loss of unconsolidated Service Companies	(15)	(102)	(20)	(220)

Earnings (losses) from service operations	15	(378)	(179)	(564)

General and administrative expense	(815)	(1,347)	(4,925)	(4,122)

Income before gain on sales of real estate, minority interests, income taxes, extraordinary item and cumulative effect of accounting change	7,389	7,420	21,759	19,459
Gain on sales of real estate	796	—	1,742	1,596

Income before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	8,185	7,420	23,501	21,055
Minority interests
Common Units in the Operating Partnership	(1,544)	(1,700)	(4,407)	(5,072)
Preferred Units in the Operating Partnership	(572)	(572)	(1,716)	(1,716)
Other consolidated entities	104	(7)	59	(61)

Income before income taxes, extraordinary item and cumulative effect of accounting change	6,173	5,141	17,437	14,206
Income tax (expense) benefit, net of minority interests	(9)	81	43	133

Income before extraordinary item and cumulative effect of accounting change	6,164	5,222	17,480	14,339
Extraordinary item—loss on early retirement of debt, net of minority interests	(2)	—	(139)	(136)

Income before cumulative effect of accounting change	6,162	5,222	17,341	14,203
Cumulative effect of accounting change, net of minority interests	—	—	—	(174)

Net income	6,162	5,222	17,341	14,029
Preferred Share dividends	(2,533)	(1,830)	(7,600)	(4,324)

Net income available to Common Shareholders	$3,629	$3,392	$9,741	$9,705

Basic earnings per Common Share
Income before extraordinary item and cumulative effect of accounting change	$0.16	$0.17	$0.44	$0.50
Extraordinary item	—	—	—	(0.01)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income available to Common Shareholders	$0.16	$0.17	$0.44	$0.48

Diluted earnings per Common Share
Income before extraordinary item and cumulative effect of accounting change	$0.15	$0.16	$0.42	$0.48
Extraordinary item	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net income available to Common Shareholders	$0.15	$0.16	$0.42	$0.47

See accompanying notes to financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)
(unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$17,341	$14,029
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,024	6,760
Depreciation and other amortization	20,486	15,109
Amortization of deferred financing costs	1,592	1,326
Equity in (income) loss of unconsolidated entities	(114)	39
Gain on sales of real estate	(1,742)	(1,596)
Extraordinary item — loss on early retirement of debt	201	206
Cumulative effect of accounting change	—	263
Increase in deferred rent receivable	(2,024)	(2,184)
Increase in accounts receivable, restricted cash and prepaid and other assets	(2,536)	(1,822)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	1,671	1,098
Other	932	1,554

Net cash provided by operating activities	41,831	34,782

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(129,013)	(66,604)
Proceeds from sales of real estate	8,611	3,797
Investments in and advances to unconsolidated real estate joint ventures	1,779	(15,043)
Cash from acquisition of real estate joint venture	—	688
Cash from acquisition of Service Companies	—	568
Investments in and advances to other unconsolidated entities	—	(564)
Leasing commissions paid	(5,109)	(2,767)
Decrease (increase) in advances to certain real estate joint ventures	2,583	(1,488)
Other	(521)	(473)

Net cash used in investing activities	(121,670)	(81,886)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	254,217	227,511
Repayments of mortgage and other loans payable	(153,551)	(226,003)
Deferred financing costs paid	(1,852)	(3,439)
(Decrease) increase in other liabilities	(11,336)	1,472
Net proceeds from issuance of Preferred Shares	—	72,623
Net proceeds from issuance of Common Shares	25,364	601
Dividends paid	(21,354)	(15,427)
Distributions paid	(7,716)	(7,334)
Other	(2,909)	—

Net cash provided by financing activities	80,863	50,004

Net increase in cash and cash equivalents	1,024	2,900
Cash and cash equivalents
Beginning of period	6,640	4,981

End of period	$7,664	$7,881

See accompanying notes to financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
(unaudited)

1.  Organization

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully- integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of September 30, 2002, our portfolio included 111 office properties, including one owned through a joint venture.

        We conduct almost all of our operations principally through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). A summary of our Operating Partnership's classes of securities and the percentage of the outstanding units of each class owned by COPT as of September 30, 2002 follows:

% Owned by COPT
Common Units	71%
Series B Preferred Units	100%
Series C Preferred Units	0%
Series D Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%

2.    Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements are not included herein. These interim financial statements should be read together with the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K. The interim financial statements on the previous pages reflect all adjustments that we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

Consolidation Method

        We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our consolidated financial statements include the accounts of:

•
COPT and its wholly-owned subsidiary, Corporate Office Properties Holdings, Inc.;

•
the Operating Partnership;

•
the Operating Partnership's subsidiary partnerships and LLCs; and

•
COMI.

Equity Method

        We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. Under the equity method, we report:

  •
  our ownership interest in the entity's capital as an investment on our Consolidated Balance Sheets; and

  •
  our percentage share of the earnings or losses from the entity in our Consolidated Statements of Operations.

Cost Method

        We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over the entity's operations. Under the cost method, we report:

  •
  the cost of our investment in the entity as an investment on our Consolidated Balance Sheets; and

  •
  distributions to us of the entity's earnings in our Consolidated Statements of Operations.

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

  •
  our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements;

  •
  our disclosure of contingent assets and liabilities at the dates of the financial statements; and

  •
  our reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

        These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

Minority Interests

        As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. Our Operating Partnership also did not own 11% of one of its subsidiary partnerships until September 11, 2002, when it acquired that remaining interest for $124 from Clay W. Hamlin, III, our Chief Executive Officer. In addition, COMI did not own 20% of one of its subsidiaries, Martin G. Knott and Associates, LLC, until May 31, 2002, when it acquired that remaining interest. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities' net income not allocated to us.

Earnings Per Share

        We present both basic and diluted earnings per Common Share ("EPS"). We compute basic EPS by dividing income available to common shareholders by the weighted-average number of Common Shares of beneficial interest ("Common Shares") outstanding during the period. Our computation of diluted EPS is similar except that:

•
the denominator is increased to include the weighted-average number of potential additional Common Shares that would have been outstanding if securities that are convertible into our Common Shares were converted; and

•
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

Our computation of diluted EPS does not assume conversion of securities into our Common Shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
Numerator:	2002	2001	2002	2001
Net income available to Common Shareholders	$3,629	$3,392	$9,741	$9,705
Add: Cumulative effect of accounting change, net	—	—	—	174
Add: Extraordinary item, net	2	—	139	136

Numerator for basic EPS before extraordinary item and cumulative effect of accounting change	3,631	3,392	9,880	10,015
Add: Series D Preferred Share dividends	136	136	408	372
(Less) add: (Income) expense on dilutive options	(6)	5	—	—

Numerator for diluted EPS before extraordinary item and cumulative effect of accounting change	3,761	3,533	10,288	10,387
Less: Extraordinary item, net	(2)	—	(139)	(136)

Numerator for diluted EPS before cumulative effect of accounting change	3,759	3,533	10,149	10,251
Less: Cumulative effect of accounting change, net	—	—	—	(174)

Numerator for diluted EPS on net income available to Common Shareholders	$3,759	$3,533	$10,149	$10,077

Denominator (all weighted averages):
Common Shares—basic	23,029	20,141	22,215	20,070
Assumed conversion of share options	923	481	873	343
Conversion of Series D Preferred Shares	1,197	1,197	1,197	1,091

Denominator for diluted EPS	25,149	21,819	24,285	21,504

Basic EPS:
Income before extraordinary item and cumulative effect of accounting change	$0.16	$0.17	$0.44	$0.50
Extraordinary item	—	—	—	(0.01)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income available to Common Shareholders	$0.16	$0.17	$0.44	$0.48

Diluted EPS:
Income before extraordinary item and cumulative effect of accounting change	$0.15	$0.16	$0.42	$0.48
Extraordinary item	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net income available to Common Shareholders	$0.15	$0.16	$0.42	$0.47

        Our diluted EPS computation only assumes the conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the "Series D Preferred Shares") because conversions of Preferred Units, Series A Convertible Preferred Shares of beneficial interest (the "Series A Preferred Shares") and Common Units and vesting of restricted Common Shares would increase diluted EPS in the periods presented.

Recent Accounting Pronouncements

        On July 1, 2001 and January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 require that (1) amortization of goodwill, including goodwill recorded in past business combinations, be discontinued upon adoption of this standard and (2) goodwill be tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. After completing an evaluation of our unamortized goodwill under the provisions of SFAS 142, we concluded that our carrying value of goodwill was not impaired as of January 1, 2002 and September 30, 2002. The following table summarizes our goodwill amortization and operating results as if goodwill amortization did not occur in the 2001 periods reported herein.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Amortization of goodwill	$—	$40	$—	$124
Amortization of goodwill, net of minority interests and income taxes	$—	$17	$—	$50
Income before extraordinary item and cumulative effect of accounting change, as reported	$6,164	$5,222	$17,480	$14,339
Income before extraordinary item and cumulative effect of accounting change, exclusive of goodwill amortization	$6,164	$5,239	$17,480	$14,389
Net income available to Common Shareholders, as reported	$3,629	$3,392	$9,741	$9,705
Net income available to Common Shareholders, exclusive of goodwill amortization	$3,629	$3,409	$9,741	$9,755
Basic EPS on net income available to Common Shareholders, as reported	$0.16	$0.17	$0.44	$0.48
Basic EPS on net income available to Common Shareholders, exclusive of goodwill amortization	$0.16	$0.17	$0.44	$0.49

Diluted EPS on net income available to Common Shareholders reported on our Consolidated Statements of Operations would not have changed if goodwill amortization did not occur in the 2001 periods reported herein.

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. Our adoption of this standard did not impact our Consolidated Balance Sheets or Statements of Operations.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS 145 generally eliminates the requirement that gains and losses from the retirement of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to that of sale-leaseback transactions. SFAS 145 is effective for us on January 1, 2003, although certain aspects of the standard are effective for transactions occurring after May 15, 2002. Upon adoption, SFAS 145 requires that gains or losses from retirement of debt reported as an extraordinary item in prior periods presented be reclassified. We expect the only impact of our adoption on January 1, 2003 will be the reclassification of all prior period losses on early retirement of debt from the line on the Consolidated Statements of Operations entitled "extraordinary item" to the line entitled "amortization of deferred financing costs." These reclassifications will not result in changes to net income available to Common Shareholders or basic and diluted EPS on net income available to Common Shareholders. The following table summarizes our losses from early retirement of debt and change to the line entitled "income before extraordinary item and cumulative effect of accounting change" as if such reclassifications were made for the periods reported herein.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Loss on early retirement of debt	$2	$—	$201	$206
Loss on early retirement of debt, net of minority interests	$2	$—	$139	$136
Income before extraordinary item and cumulative effect of accounting change, as reported	$6,164	$5,222	$17,480	$14,339
Income before extraordinary item and cumulative effect of accounting change, as restated for the reclassification discussed above	$6,162	$5,222	$17,341	$14,203

4.    Commercial Real Estate Properties

        Operating properties consist of the following:

	September 30, 2002	December 31, 2001
Land	$194,045	$164,994
Buildings and improvements	891,962	738,320

	1,086,007	903,314
Less: accumulated depreciation	(68,968)	(51,552)

	$1,017,039	$851,762

        Projects under construction or development consist of the following:

	September 30, 2002	December 31, 2001
Land	$25,014	$26,751
Construction in progress	10,536	37,493

	$35,550	$64,244

Acquisitions

        We acquired the following office properties during the nine months ended September 30, 2002:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
7320 Parkway Drive	Hanover, MD	4/4/02	1	57,176	$4,957
Rivers 95	Columbia, MD	4/4/02	4	109,696	11,564
7000 Columbia Gateway Drive	Columbia, MD	5/31/02	1	145,806	16,196
11800 Tech Road	Silver Spring, MD	8/1/02	1	236,441	27,184
Greens I and II	Chantilly, VA	8/14/02	2	290,245	47,416

        We also acquired the following during the nine months ended September 30, 2002:

  •
  a parcel of land located in Annapolis Junction, Maryland that is contiguous to certain of our existing operating properties for $3,757 on January 31, 2002 from an affiliate of Constellation Real Estate, Inc. ("Constellation"). On the date of this transaction, Constellation owned 43% of our Common Shares and had the right to designate nominees for two of the eight positions on our Board of Trustees (see Note 10);

  •
  a parcel of land located in Chantilly, Virginia for $3,620 on July 18, 2002; and

  •
  a leasehold interest carrying a right to purchase a parcel of land located in Chantilly, Virginia that is contiguous to two of our existing operating properties for $466 on August 14, 2002.

2002 Construction/Development

        During the nine months ended September 30, 2002, we completed the construction of four office buildings totaling 382,131 square feet. The buildings are located in the Baltimore/Washington Corridor.

        As of September 30, 2002, we are also nearing completion on the construction of two new buildings.

2002 Dispositions

        We sold the following properties during the nine months ended September 30, 2002:

  •
  a parcel of land located in Hanover, Maryland for $1,300 on March 29, 2002 to a first cousin of Clay W. Hamlin, III, our Chief Executive Officer; we realized a gain of $596 on this sale;

  •
  a 53,782 square foot office building located in Columbia, Maryland for $7,175 on July 17, 2002, realizing a gain of $374. We occupy a portion of this building under leases carrying four-year terms. Since we continue to lease the property, the gain on the sale was deferred for recognition over the lease terms. Additionally, since we continue to manage the property, the results of operations and the portion of the gain on sale recognized are reflected in continuing operations on our Consolidated Statements of Operations;

  •
  a parcel of land located in Cranbury, New Jersey for $1,500 on August 9, 2002 to a first cousin of Clay W. Hamlin, III; we realized a gain of $293 on this sale; and

  •
  a parcel of land located in Oxon Hill, Maryland for $600 on September 30, 2002, realizing a gain of $485.

        The terms of the land parcel sales to Mr. Hamlin's cousins described above were determined as a result of arms-length negotiations. In management's opinion, the resulting sales prices reflect fair value for the properties based on management's knowledge of and experience in the respective real estate markets.

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

  •
  the costs associated with these land parcels at the time of their respective contributions were reported as commercial real estate properties on our Consolidated Balance Sheets;

  •
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

  •
  as construction of the buildings on these land parcels was completed and operations commenced, we reported 100% of the revenues and expenses associated with these properties on our Consolidated Statements of Operations; and

  •
  construction costs and debt activity for these projects relating to periods after the respective land contributions were not reported by us.

        Upon completion of these acquisitions, we began consolidating the accounts of the entities with our accounts.

5.    Investments in and Advances to Unconsolidated Real Estate Joint Ventures

        On February 21, 2002, we acquired the remaining 20% interest in MOR Montpelier LLC not previously owned by us and simultaneously sold the 43,785 square foot building owned by that entity, realizing a gain of $349.

        On February 21, 2002, we also acquired a 50% interest in MOR Montpelier 3 LLC, an entity developing a parcel of land located in Columbia, Maryland.

        Our investments in and advances to unconsolidated real estate joint ventures are accounted for using the equity method of accounting and include the following:

	September 30, 2002		December 31, 2001
Gateway 67, LLC	$4,114		$3,904
NBP 140, LLC	599	(1)	2,885	(1)
Gateway 70 LLC	2,451		2,326
MOR Forbes LLC	1,043		924
MOR Montpelier 3 LLC	449		—
MOR Montpelier LLC	—		1,008

	$8,656		$11,047

    (1)
    Includes a mortgage loan receivable of $3,832 at September 30, 2002 and $2,640 at December 31, 2001 carrying an annual interest rate of Prime. The September 30, 2002 balance also includes a $3,750 advance from the joint venture to us. The advance from the joint venture was applied against the mortgage loan receivable in October 2002.

        We have additional commitments pertaining to our real estate joint ventures that are disclosed in Note 15.

        The following table sets forth condensed combined balance sheet information for these unconsolidated real estate joint ventures:

	September 30, 2002	December 31, 2001
Commercial real estate property	$26,335	$28,271
Other assets	4,517	1,356

Total assets	$30,852	$29,627

Liabilities	$16,690	$18,935
Owners' equity	14,162	10,692

Total liabilities and owners' equity	$30,852	$29,627

6.    Accounts Receivable

        Our accounts receivable are reported net of an allowance for bad debts of $782 at September 30, 2002 and $723 at December 31, 2001.

7.    Investments in and Advances to Other Unconsolidated Entities

        Our investments in and advances to other unconsolidated entities include the following:

	September 30, 2002	December 31, 2001
MediTract, LLC	$1,621	$1,621
Paragon Smart Technologies, LLC(1)	471	491

Total	$2,092	$2,112

    (1)
    Investment includes $245 in notes receivable carrying an interest rate of 12% per annum that are payable on demand.

8.    Deferred Charges

        Deferred charges consist of the following:

	September 30, 2002	December 31, 2001
Leasing costs	$18,402	$13,298
Financing costs	11,367	9,599
Goodwill	1,465	1,320
Other intangible costs	154	154

	31,388	24,371
Accumulated amortization(1)	(11,444)	(7,487)

Deferred charges, net	$19,944	$16,884

    (1)
    Includes accumulated amortization associated with other intangibles of $151 at September 30, 2002 and $132 at December 31, 2001.

9.    Derivatives

        The following table sets forth derivative contracts we had in place and their respective fair market values ("FMV"):

					FMV
Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	September 30, 2002	December 31, 2001
Interest rate swap	$100.0	5.76%	1/2/01	1/2/03	$(1,044)	$(3,781)
Interest rate cap	50.0	7.70	5/25/00	5/31/02	—	—

Total					$(1,044)	$(3,781)

        We designated each of these derivatives as cash flow hedges. At September 30, 2002, the interest rate swap is effective. During the nine months ended September 30, 2002, we decreased the negative balance in the accumulated other comprehensive loss component of shareholders' equity ("AOCL") and increased minority interests in total by $2,738 to recognize the increase in the fair value of the interest rate swap during that period. Over time, the unrealized loss held in AOCL and minority interests associated with our interest rate swap will be reclassified to earnings. Within the next three months, we expect to reclassify to earnings an estimated $1.0 million of the balances held in AOCL and minority interests.

        On November 6, 2002 we entered into an interest rate swap agreement with SunTrust Bank that fixes the one-month LIBOR base rate at 2.31% on a notional amount of $50,000. This swap agreement will be effective on January 2, 2003 and carry a two-year term.

10.  Shareholders' Equity

        On March 5, 2002, we participated in an offering of 10,961,000 Common Shares to the public at a price of $12.04 per share; Constellation was the owner of 8,876,172 of these shares and 2,084,828 of these shares were newly issued by us. With the completion of this transaction, Constellation, which had been our largest Common shareholder, no longer owned any of our shares. We contributed the net proceeds from the sale of the newly-issued shares to our Operating Partnership in exchange for 2,084,828 Common Units.

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

        On December 16, 1999, we issued 471,875 Common Shares subject to forfeiture restrictions to certain officers; we issued an additional 12,500 Common Shares to an officer in 2000 that were subject to the same restrictions. The forfeiture restrictions of specified percentages of these shares originally were scheduled to lapse annually through 2004 provided that the officers remain employed by us; in September 2002, the forfeiture restriction lapsing schedule for most of these shares was lengthened to allow for the restrictions to lapse through 2005 and 2006, again provided that the officers remain employed by us. These shares may not be sold, transferred or encumbered while the forfeiture restrictions are in place. Forfeiture restrictions lapsed on 72,659 of these shares in 2002.

        During the nine months ended September 30, 2002, 617,510 Common Units in our Operating Partnership were converted into Common Shares on the basis of one Common Share for each Common Unit.

        We issued 232,798 Common Shares in connection with the exercise of share options during the nine months ended September 30, 2002.

        A summary of the activity in the accumulated other comprehensive loss component of shareholders' equity for the nine months ended September 30, 2002 follows:

Balance, December 31, 2001	$2,500
Unrealized gain on interest rate swap for the nine months ended September 30, 2002, net of minority interests	(1,874)

Balance, September 30, 2002	$626

        The components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 follow:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$6,162	$5,222	$17,341	$14,029
Unrealized gain (loss) on interest rate swap, net of minority interests	648	(1,099)	1,874	(2,411)
Cumulative effect adjustment on January 1, 2001 for unrealized loss on interest rate swap, net of minority interests	—	—	—	(163)

Comprehensive net income	$6,810	$4,123	$19,215	$11,455

11.  Dividends and Distributions

        The following summarizes our dividends and distributions for the nine months ended September 30, 2002:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.625	$781
First Quarter 2002	March 29, 2002	April 15, 2002	$0.625	$781
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.625	$781
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.625	$781
Series D Preferred Shares:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.25	$136
First Quarter 2002	March 29, 2002	April 15, 2002	$0.25	$136
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.25	$136
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.25	$136
Series E Preferred Shares:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.6406	$737
First Quarter 2002	March 29, 2002	April 15, 2002	$0.6406	$737
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.6406	$737
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.6406	$737
Series F Preferred Shares:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.6172	$880
First Quarter 2002	March 29, 2002	April 15, 2002	$0.6172	$880
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.6172	$880
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.6172	$880
Common Shares:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.21	$4,245
First Quarter 2002	March 29, 2002	April 15, 2002	$0.21	$4,706
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.21	$4,803
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.22	$5,108
Series C Preferred Units:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.5625	$572
First Quarter 2002	March 29, 2002	April 15, 2002	$0.5625	$572
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.5625	$572
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.5625	$572
Common Units:
Fourth Quarter 2001	December 31, 2001	January 15, 2002	$0.21	$2,018
First Quarter 2002	March 29, 2002	April 15, 2002	$0.21	$2,018
Second Quarter 2002	June 28, 2002	July 15, 2002	$0.21	$1,948
Third Quarter 2002	September 30, 2002	October 15, 2002	$0.22	$1,978

12.  Supplemental Information to Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2002	2001
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$36,040	$15,750

Debt repaid in connection with sales of real estate	$—	$7,000

Notes receivable assumed upon sales of real estate	$2,326	$—

Decrease in accrued capital improvements	$2,536	$4,466

Reclassification of other liabilities from projects under construction or development	$—	$9,600

Acquisition of commercial real state properties by acquiring joint venture partnership interests:
Operating properties	$—	$33,926
Investment in and advances to unconsolidated real estate joint ventures	—	(10,835)
Restricted cash	—	86
Deferred costs	—	197
Prepaid and other assets	—	182
Mortgage and other loans payable	—	(24,068)
Rents received in advance and security deposits	—	(176)

Cash from purchase	$—	$(688)

Acquisition of Service Companies:
Investments in and advances to other unconsolidated entities	$—	$(4,529)
Restricted cash	—	5
Accounts receivable, net	—	2,005
Deferred costs, net	—	1,537
Prepaid and other assets	—	1,033
Furniture, fixtures and equipment, net	—	1,603
Mortgage and other loans payable	—	(40)
Accounts payable and accrued expenses	—	(2,106)
Rents received in advance and security deposits	—	(20)
Other liabilities	—	(10)
Minority interest	—	(46)

Cash from acquisition of Service Companies	$—	$(568)

Dividends/distributions payable	$9,789	$8,346

Book value of derivatives reclassified from deferred costs, net to fair value of derivatives	$—	$268

Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive loss and minority interests	$2,738	$(3,890)

Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$5,694	$(739)

Increase in minority interests resulting from issuance of Common Units in connection with acquisitions	$—	$3,249

Decrease in minority interests and increase in shareholders' equity in connection with the conversion of Common Units into Common Shares	$8,623	$808

13.    Information by Business Segment

        We have six office property segments: Baltimore/Washington Corridor, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg, Northern Virginia and Suburban Washington, D.C.

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

	Baltimore/ Washington Corridor	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Northern Virginia	Suburban Washington, D.C.	Other	Total
Three months ended September 30, 2002:
Revenues	$24,170	$2,507	$5,176	$2,407	$3,609	$686	$114	$38,669
Property operating expenses	8,026	38	2,031	603	1,473	190	$—	12,361

Earnings from operations	$16,144	$2,469	$3,145	$1,804	$2,136	$496	$114	$26,308

Commercial real estate property expenditures	$2,812	$143	$382	$34	$51,917	$27,184	$—	$82,472

Three months ended September 30, 2001:
Revenues	$22,558	$2,507	$4,758	$2,174	$—	$—	$768	$32,765
Property operating expenses	7,019	30	1,938	669	$—	$—	$—	9,656

Earnings from operations	$15,539	$2,477	$2,820	$1,505	$—	$—	$768	$23,109

Commercial real estate property expenditures	$75,512	$130	$257	$81	$—	$—	$—	$75,980

Nine months ended September 30, 2002:
Revenues	$70,638	$7,519	$14,701	$7,204	$8,958	$686	$301	$110,007
Property operating expenses	21,666	112	5,413	1,852	3,674	190	$—	32,907

Earnings from operations	$48,972	$7,407	$9,288	$5,352	$5,284	$496	$301	$77,100

Commercial real estate property expenditures	$80,965	$423	$712	$833	$52,394	$27,184	$—	$162,511

Segment assets at September 30, 2002	$666,215	$104,060	$107,673	$70,917	$110,353	$27,435	$42,669	$1,129,322

Nine months ended September 30, 2001:
Revenues	$59,785	$7,519	$14,678	$7,446	$—	$—	$1,949	$91,377
Property operating expenses	18,927	88	5,655	2,010	$—	$—	$—	26,680

Earnings from operations	$40,858	$7,431	$9,023	$5,436	$—	$—	$1,949	$64,697

Commercial real estate property expenditures	$121,219	$390	$2,203	$851	$—	$—	$—	$124,663

Segment assets at September 30, 2001	$592,136	$105,399	$109,803	$71,032	$—	$—	$36,476	$914,846

        The following table reconciles our earnings from operations for reportable segments to income before income taxes, extraordinary item and cumulative effect of accounting change as reported in our Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings from operations for reportable segments	$26,308	$23,109	$77,100	$64,697
Equity in income of unconsolidated real estate joint ventures	138	27	134	181
Earnings (losses) from service operations	15	(378)	(179)	(564)
Add: Gain on sales of real estate	796	—	1,742	1,596
Less:
Interest	(10,563)	(8,342)	(28,293)	(24,298)
Amortization of deferred financing costs	(557)	(397)	(1,592)	(1,326)
Depreciation and other amortization	(7,137)	(5,252)	(20,486)	(15,109)
General and administrative	(815)	(1,347)	(4,925)	(4,122)
Minority interests	(2,012)	(2,279)	(6,064)	(6,849)

Income before income taxes, extraordinary item and cumulative effect of accounting change	$6,173	$5,141	$17,437	$14,206

        We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in income of unconsolidated real estate joint ventures, earnings (losses) from service operations, general and administrative expense and minority interests since these items represent general corporate expenses not attributable to segments.

14.  Income Taxes

        COMI's provision for income tax benefit consists of the following:

	For the nine months ended September 30,
	2002	2001
Current
Federal	$53	$89
State	12	12

	65	101

Deferred
Federal	—	83
State	—	18

	—	101

Income tax benefit	65	202
Less: minority interests	(22)	(69)

Income tax benefit, net of minority interests	$43	$133

        Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with share options.

        COMI's combined Federal and state effective tax rate for the nine months ended September 30, 2002 and 2001 was approximately 40%.

15.  Commitments and Contingencies

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

        At September 30, 2002, we have $6,700 in secured letters of credit with Bankers Trust Company for the purpose of further securing one of our mortgage loans payable with Teachers Insurance and Annuity Association of America.

Joint Ventures

        In the event that costs to complete construction of a building owned by one of our joint ventures exceed amounts funded by existing credit facilities and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4,000.

        We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

        As of September 30, 2002, we served as guarantor for the repayment of mortgage loans totaling $7,979 for certain of our unconsolidated real estate joint ventures.

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

The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At September 30, 2002, one of the buildings in these joint ventures had exceeded 85% occupancy for one month.

Office Leases

        We are obligated under five operating leases for office space. The monthly rent under one of these leases is subject to an annual increase based on the Consumer Price Index. Future minimum annual rental payments due under the terms of these leases are as follows:

2002	$185
2003	701
2004	564
2005	548
2006	286

$2,284

Land Leases

        We are obligated under leases for two parcels of land; we have a building located on one of these parcels and the other parcel is being developed. These leases provide for monthly rent on one parcel through March 2098 and the other through September 2099. Future minimum annual rental payments due under the terms of these leases are as follows:

2002	$88
2003	353
2004	353
2005	353
2006	353
Thereafter	32,418

$33,918

We have the option to acquire these land parcels from January 2, 2004 through January 2, 2007 for a total price of $4,000; this purchase price is subject to future escalation based on a multiple of operating revenues derived from the properties.

16.  Pro Forma Financial Information

        We accounted for our 2001 and 2002 acquisitions using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2002.

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

	Nine months ended September 30,
	2002	2001
Pro forma total revenues	$120,225	$116,607

Pro forma income before extraordinary item and cumulative effect of an accounting change	$18,686	$14,099

Pro forma net income	$18,547	$13,789

Pro forma net income available to Common Shareholders	$10,947	$9,465

Pro forma EPS on net income available to Common Shareholders
Basic	$0.49	$0.47

Diluted	$0.47	$0.46

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this section, we discuss our financial condition and results of operations for the three and nine months ended September 30, 2002. This section includes discussions on, among other things:

  •
  why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2002 compared to the same periods in 2001;

  •
  what our primary sources and uses of cash were in the nine months ended September 30, 2002;

  •
  how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2002;

  •
  how we intend to generate cash for short and long-term capital needs; and

  •
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

Corporate Office Properties Trust
Operating Data Variance Analysis
(Dollars for this table are in thousands, except per share data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	2001	Variance	% Change	2002	2001	Variance	% Change
Real Estate Operations:
Revenues
Rental revenue	$34,279	$29,011	$5,268	18%	$98,037	$80,590	$17,447	22%
Tenant recoveries and other revenue	4,390	3,754	636	17%	11,970	10,787	1,183	11%

Revenue from real estate operations	38,669	32,765	5,904	18%	110,007	91,377	18,630	20%

Expenses
Property operating	12,361	9,656	2,705	28%	32,907	26,680	6,227	23%
Interest and amortization of deferred financing costs	11,120	8,739	2,381	27%	29,885	25,624	4,261	17%
Depreciation and other amortization	7,137	5,252	1,885	36%	20,486	15,109	5,377	36%

Expenses from real estate operations	30,618	23,647	6,971	29%	83,278	67,413	15,865	24%

Earnings from real estate operations before equity in income of unconsolidated real estate joint ventures	8,051	9,118	(1,067)	(12%)	26,729	23,964	2,765	12%
Equity in income of unconsolidated real estate joint ventures	138	27	111	411%	134	181	(47)	(26%)

Earnings from real estate operations	8,189	9,145	(956)	(10%)	26,863	24,145	2,718	11%
Earnings (losses) from service operations	15	(378)	393	104%	(179)	(564)	385	(68%)
General and administrative expense	(815)	(1,347)	532	(39%)	(4,925)	(4,122)	(803)	19%
Gain on sales of real estate	796	—	796	N/A	1,742	1,596	146	9%

Income before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	8,185	7,420	765	10%	23,501	21,055	2,446	12%
Minority interests	(2,012)	(2,279)	267	(12%)	(6,064)	(6,849)	785	(11%)
Income tax (expense) benefit, net	(9)	81	(90)	(111%)	43	133	(90)	(68%)
Extraordinary item—loss on early retirement of debt, net	(2)	—	(2)	N/A	(139)	(136)	(3)	2%
Cumulative effect of accounting change, net	—	—	—	—	—	(174)	174	(100%)

Net income	6,162	5,222	940	18%	17,341	14,029	3,312	24%
Preferred Share dividends	(2,533)	(1,830)	(703)	38%	(7,600)	(4,324)	(3,276)	76%

Net income available to Common Shareholders	$3,629	$3,392	$237	7%	$9,741	$9,705	$36	0%

Basic earnings per Common Share
Income before extraordinary item and cumulative effect of accounting change	$0.16	$0.17	$(0.01)	(6%)	$0.44	$0.50	$(0.06)	(12%)
Net income available to Common Shareholders	$0.16	$0.17	$(0.01)	(6%)	$0.44	$0.48	$(0.04)	(8%)
Diluted earnings per Common Share
Income before extraordinary item and cumulative effect of accounting change	$0.15	$0.16	$(0.01)	(6%)	$0.42	$0.48	$(0.06)	(13%)
Net income available to Common Shareholders	$0.15	$0.16	$(0.01)	(6%)	$0.42	$0.47	$(0.05)	(11%)

Results of Operations

        The economic slowdown in the United States has impacted our 2002 operations primarily by decreasing occupancy in certain of our properties, which in turn has led to decreased revenues in those properties. While we ended each of the quarters in 2001 with an average occupancy rate of 97%, our average occupany rate at the end of the three quarters in 2002 was 94%. Lower occupancy rates and the resulting increased competition for tenants in our operating segments are also placing downwards pressure on rental rates in most of these segments, which will impact us further as we lease vacant space and renew leases scheduled to expire on occupied space. Our exposure to continued pressure on occupancy and rental rates in the short term is reduced somewhat by the fact that as of September 30, 2002, leases on only 14% of our occupied square feet were scheduled to expire before 2004. We have deferred certain discretionary capital improvement and repair and maintenance projects on our operating properties as a means of offsetting a portion of the decrease in revenues.

        The United States defense industry (comprised of the United States Department of Defense and defense contractors) continues to expand in our Baltimore/Washington Corridor segment; the industry's expansion has helped us maintain high occupancy levels in that segment, despite an otherwise softening leasing environment. Due to our increased leasing to tenants in the defense industry, that industry represents approximately 36% of our total annualized rental revenue at September 30, 2002; we expect the percentage of our total annualized rental revenue derived from the defense industry to continue to increase. While much of the annualized rental revenue derived from the defense industry is from leases carrying terms of longer than three years, a downturn of business in that industry could have a materially adverse effect on our ability to continue to maintain occupancy levels in our Baltimore/Washington Corridor segment as leases expire, which in turn could impact our financial performance.

Comparison of the three months ended September 30, 2002 and 2001

        Our revenue from real estate operations increased $5.9 million or 18%, substantially all of which was attributable to rental revenue. Included in this change are the following:

  •
  $7.3 million increase attributable to 21 properties acquired and five newly-constructed properties placed in service since June 30, 2001; this increase is net of an $850,000 decrease in revenue from the early termination of leases in these properties;
  •
  $722,000 decrease attributable to lower fees earned for certain nonrecurring real estate services;
  •
  $517,000 decrease attributable to 84 properties owned and operational throughout both reporting periods due primarily to decreased property occupancy; this represents a 2% decrease in total revenue for these properties; and
  •
  $246,000 decrease attributable to properties sold.

        Our expenses from real estate operations increased $7.0 million or 29% due to the effects of the increases in property operating expenses, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

        Our property operating expenses increased $2.7 million or 28%. Included in this change are the following:

  •
  $2.8 million increase attributable to 21 properties acquired and five newly-constructed properties placed in service since June 30, 2001;
  •
  $97,000 decrease attributable to properties sold; and
  •
  $3,000 decrease attributable to 84 properties owned and operational throughout both reporting periods; this change includes the following:
  •
  $292,000, or 41%, decrease in exterior repair and grounds maintenance due primarily to fewer projects undertaken;
  •
  $210,000, or 9%, increase in utilities; and

    •
    $115,000, or 7%, increase in real estate taxes.

        Our interest expense and amortization of deferred financing costs increased $2.4 million or 27% due primarily to a 32% increase in our average outstanding debt balance resulting from our 2001 and 2002 acquisitions and construction activity, offset by a decrease in our weighted-average interest rates from 7.1% to 6.5%. Our depreciation and other amortization expense increased $1.9 million or 36%, $1.6 million of which is attributable to 21 properties acquired and five newly-constructed properties placed in service since June 30, 2001.

        Our general and administrative expense decreased $532,000 or 39%. The decrease is primarily attributable to the following equity compensation items:

    •
    $563,000 decrease associated with officer Common Share awards resulting mostly from a lengthening of the awards' vesting schedule completed during the three months ended September 30, 2002. The lengthening of the vesting schedule decreased the number of shares vesting in 2002 (as well as other future years), which in turn decreased our Common Share awards expense; this decrease in expense did not result in a cash benefit to us. Approximately $420,000 of the decrease in Common Share awards expense will be nonrecurring; and
    •
    $259,000 decrease in expense resulting from our redemption of Common Share options; these options were re-priced in prior years and therefore subject to variable award accounting prior to their redemption. We paid $694,000 to the option holders in connection with this redemption.

The decreases in general and administrative expense described above were offset by a $145,000 increase in employee bonus expense.

        Income before minority interests, income taxes, extraordinary item and cumulative effect of accounting change increased $765,000 or 10% due to a $796,000 increase in gain from sales of real estate due to no such sales occurring in the prior period, offset slightly by the other factors described above. The amounts reported for minority interests on our Consolidated Statements of Operations represent primarily the portion of the Operating Partnership's net income not allocated to us. Our income allocation to minority interests before giving effect to income tax, extraordinary item and cumulative effect of accounting change decreased $267,000 or 12%; this decrease is primarily attributable to the increase in our ownership of the Operating Partnership.

        Our net income available to Common Shareholders increased $237,000 or 7% reflecting the factors discussed above, offset by a $703,000 increase in Preferred Share dividends resulting from our issuance of a new series of preferred shares in September 2001. Basic and diluted earnings per Common Share decreased 6% due to the impact of additional Common Shares outstanding in the current period exceeding the increase in net income available to Common Shareholders.

Comparison of the nine months ended September 30, 2002 and 2001

        Our revenue from real estate operations increased $18.6 million or 20%, substantially all of which was attributable to rental revenue. Included in this change are the following:

  •
  $22.7 million increase attributable to 23 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002;
  •
  $1.8 million decrease attributable to lower fees earned for certain nonrecurring real estate services;
  •
  $1.4 million decrease attributable to 79 properties owned and operational throughout both reporting periods due primarily to decreased property occupancy; this represents a 2% decrease in total revenue for these properties; and
  •
  $1.0 million decrease attributable to properties sold.

        Our expenses from real estate operations increased $15.9 million or 24% due to the effects of the increases in property operating expenses, interest expense and amortization of deferred financing costs and depreciation and other amortization described below.

        Our property operating expenses increased $6.2 million or 23%. Included in this change are the following:

  •
  $7.4 million increase attributable to 23 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002;
  •
  $881,000 decrease attributable to 79 properties owned and operational throughout both reporting periods, a 4% decrease for these properties; this decrease includes the following:
  •
  $496,000, or 33%, decrease in exterior repair and grounds maintenance due primarily to fewer projects undertaken;
  •
  $440,000, or 73%, decrease in snow removal due to less snow in 2002;
  •
  $249,000, or 7%, decrease in cleaning due mostly to service no longer needed in vacated space;
  •
  $233,000, or 5%, increase in real estate taxes;
  •
  $223,000, or 40%, increase in property administrative costs due to increased general and administrative costs associated with employees engaged in property operating activities; and
  •
  $217,000, or 4%, decrease in utilities.
  •
  $300,000 decrease attributable to properties sold.

        Our interest expense and amortization of deferred financing costs increased $4.3 million or 17% due primarily to a 27% increase in our average outstanding debt balance resulting from our 2001 and 2002 acquisition and construction activity, offset by a decrease in our weighted-average interest rates from 7.4% to 6.5%. Our depreciation and other amortization expense increased $5.4 million or 36%, $4.3 million of which is attributable to 23 properties acquired and eight newly-constructed properties placed in service during 2001 and 2002.

        Our general and administrative expense increased $803,000 or 19%, $675,000 of which is attributable to additional employee bonus expense, including additional discretionary bonuses awarded to officers in the current period that were associated with performance in the prior year.

        Income before minority interests, income taxes, extraordinary item and cumulative effect of accounting change increased $2.4 million or 12% primarily as a result of the above factors, along with a $146,000 increase in gain from sales of real estate. Our income allocation to minority interests before giving effect to income tax, extraordinary item and cumulative effect of accounting change decreased $785,000 or 11%; this decrease is primarily attributable to the increase in our ownership of the Operating Partnership.

        Our net income available to Common Shareholders increased $36,000 reflecting the factors discussed above, combined with the net effect of the following:

  •
  $3.3 million increase in Preferred Share dividends resulting from our issuance of three new series of preferred shares in 2001; and
  •
  $174,000 decrease in expense due to the cumulative effect of an accounting change from our adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the prior year.

Basic and diluted earnings per Common Share decreased due to additional Common Shares outstanding in the current period.

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

    •
    cash from operations;
    •
    borrowings from our secured revolving credit facility with Bankers Trust Company (the "Revolving Credit Facility");
    •
    borrowings from new loans;
    •
    additional equity issuances of Common Shares, Preferred Shares, Common Units and/or Preferred Units;
    •
    contributions from outside investors into real estate joint ventures; and
    •
    proceeds from sales of properties.

We often use our Revolving Credit Facility to initially finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of November 7, 2002, the maximum amount available under our Revolving Credit Facility is $150.0 million, of which $18.5 million is unused.

        We own real estate through joint ventures when suitable equity partners are available at attractive terms. We use joint ventures primarily for properties undergoing construction or development and, upon completion of construction and development activities, the properties are acquired by us or sold to third parties. The primary business purpose behind the use of such joint ventures is to leverage our equity funding of such projects and reduce the risk of construction and development activities; another purpose in some of these joint ventures is to make use of the expertise of our joint venture partner in managing the entity's activities. In some of these joint ventures, the joint venture partner acts as project manager during construction and development activities and property manager once the building becomes operational; in other cases, we serve the role of project manager and property manager. All of our joint ventures have a two-member management committee responsible for making all major decisions, and we control one of the two positions in all of these joint ventures. The joint venture partners in four of our five real estate joint ventures in place at September 30, 2002 are controlled by an entity that owns, manages, leases and develops properties primarily in the Baltimore/Washington Corridor and acts as project manager for these joint ventures. The joint venture partner in our other real estate joint venture is also controlled by an entity that owns, manages and leases properties; we act as project manager for this joint venture. See Notes 5 and 15 to our consolidated financial statements for additional information pertaining to our real estate joint venture investments.

        Factors that could negatively affect our ability to finance our long-term capital needs in the future are discussed in our 2001 Annual Report on Form 10-K.

        Mortgage and other loans payable at September 30, 2002 consist of the following (dollars in thousands):

Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004(1)	$125,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	79,418
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	57,418
KeyBank National Association, LIBOR + 1.75%, maturing November 2003(1)	36,000
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	33,871
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	33,859
State Farm Life Insurance Company, 6.51%, maturing August 2012	27,676
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004(1)	26,643
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	26,101
State Farm Life Insurance Company, 7.9%, maturing April 2008	25,471
KeyBank National Association, LIBOR + 2%, maturing March 2003(2)	24,158
Chevy Chase Bank, F.S.B., LIBOR + 1.6%, July 2003(3)	22,000
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,754
Allstate Life Insurance Company, 6.93%, maturing July 2008	20,591
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	17,190
KeyBank National Association, LIBOR + 2%, maturing August 2003(1)	16,000
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,968
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,740
IDS Life Insurance Company, 7.9%, maturing March 2008	13,323
SunTrust Bank, LIBOR + 1.5%, maturing July 2003(3)	12,000
Bank of America, LIBOR + 1.75%, maturing December 2002(1)(4)	11,470
Allfirst Bank, LIBOR + 1.75%, maturing April 2003(1)(5)	10,976
Provident Bank of Maryland, LIBOR + 1.75%, maturing July 2003(6)	9,041
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,772
Allfirst Bank, LIBOR + 1.75%, maturing July 2003	6,457
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,717
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,903
Constellation Real Estate, Inc., Prime rate, maturing January 2003	3,000
Seller loan, 8.0%, maturing May 2007	1,516

$710,033

(1)
May be extended for a one-year period, subject to certain conditions.
(2)
May be extended for a six-month period, subject to certain conditions.
(3)
May be extended for two six-month periods, subject to certain conditions.
(4)
Construction loan with a total commitment of $15,750.
(5)
Loan with a total commitment of $12,000.
(6)
Construction loan with a total commitment of $10,400.

        We have guaranteed the repayment of $254.2 million of the mortgage and other loans payable set forth above.

The following table summarizes our material contractual cash obligations and other commitments at September 30, 2002 (in thousands):

	For the Periods Ended December 31,
	2002	2003 to 2004	2005 to 2006	Thereafter	Total
Contractual cash obligations
Mortgage loans payable(1)	$13,473	$306,554	$93,422	$296,584	$710,033
Construction costs on construction projects underway(2)	3,723	—	—	—	3,723
Capital lease obligations(3)	9	67	18	—	94
Operating leases(3)	273	1,971	1,540	32,418	36,202

Total contractual cash obligations	$17,478	$308,592	$94,980	$329,002	$750,052

Other commitments
Guarantees of joint venture loans(4)	$—	$7,979	$—	$—	$7,979

(1)
Our 2002 loan maturities include an $11.5 million construction loan maturity in December that may be extended for a one-year period, subject to certain conditions; we expect to complete an agreement with the lender to extend this loan for a one-year period. We expect to make payments on our other 2002 loan maturities using cash generated from operations.
(2)
We expect to pay costs on construction projects underway primarily using existing construction loan facilities in place (see discussion below).
(3)
We expect to pay these items using cash generated from operations.
(4)
We do not expect to have to fulfill our obligations as guarantor of joint venture loans.

        In addition to the contractual obligations set forth above, we also had the following commitments at September 30, 2002:

  •
  In the event that costs to complete construction of a building owned by one of our joint ventures exceed amounts funded by existing credit facilities and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4.0 million.
  •
  We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.
  •
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

    The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. At September 30, 2002, one of the buildings in these joint ventures had exceeded 85% occupancy for one month.

  •
  At September 30, 2002, we had $6.7 million in secured letters of credit with Bankers Trust Company for the purpose of further securing one of our mortgage loans payable with Teachers Insurance and Annuity Association of America ("TIAA"). We expect that these letters of credit will be canceled by December 2002 when we add an additional building as security for the TIAA mortgage loan payable.

        We had no other material contractual obligations as of September 30, 2002 besides the items discussed above and tenant improvements and leasing costs in the ordinary course of business.

        In October 2002, we became committed to obtain mortgage loans from Allstate Life Insurance Company and its affiliates totaling $49.0 million. These loans will carry an interest rate of 5.6% over a 10-year term. We expect to use the proceeds from these loans to repay other mortgage loans.

Investing and financing activities for the nine months ended September 30, 2002

        During the nine months ended September 30, 2002, we acquired nine office buildings totaling 839,364 square feet for $107.3 million, two parcels of land for $7.4 million and a leasehold interest carrying a right to purchase an additional parcel of land for $466,000. These acquisitions were financed using the following:

  •
  $62.6 million in borrowings on our Revolving Credit Facility;
  •
  $46.7 million from new and assumed mortgage loans payable; and
  •
  cash reserves for the balance.

        During the nine months ended September 30, 2002, we completed the construction of four office buildings totaling 382,131 square feet (excluding one building completed by a joint venture). Costs incurred on these buildings through September 30, 2002 total $60.1 million. These costs were funded in part using $36.3 million in proceeds from three construction loan facilities, $27.1 million of which was repaid in 2002 using proceeds from a new loan. We also used $9.6 million in contributions from joint venture partners prior to our acquisition of the joint venture partners' interests in 2002 for $11.8 million; the acquisition of the joint venture partners' interests was funded using proceeds from a new loan and borrowings on our Revolving Credit Facility. The balance of the costs was funded primarily using proceeds from our Revolving Credit Facility and cash reserves.

        As of September 30, 2002, we had construction activities underway on two buildings totaling 152,163 square feet that were 60% operational and 67% pre-leased (excluding the construction activities of two joint ventures). Estimated costs upon completion for these projects total approximately $28.9 million. Costs incurred on these buildings through September 30, 2002 total $25.2 million. We have a construction loan facility in place totaling $15.8 million to finance the construction of one of these projects; borrowings under this facility total $11.5 million at September 30, 2002. We also used borrowings from our Revolving Credit Facility and cash reserves funded in part by debt refinancings.

        During the nine months ended September 30, 2002, we acquired the remaining 20% interest not previously owned by us in one of our unconsolidated real estate joint ventures, MOR Montpelier LLC, and simultaneously sold the 43,785 square foot building owned by that entity for net proceeds of $1.1 million. We also acquired a 50% interest in MOR Montpelier 3 LLC, an entity developing a parcel of land located in Columbia, Maryland. Our investments in unconsolidated real estate joint ventures decreased by $2.4 million during the nine months ended September 30, 2002 due primarily to a reimbursement to us of advances we had previously made to NBP 140, LLC, offset partially by the net effect of the transactions described above.

        During the nine months ended September 30, 2002, we sold an office building and three land parcels for $10.6 million, providing $2.3 million in mortgage loans to the purchasers. The net proceeds from these sales after transaction costs and the loans provided by us to the purchasers totaled $7.5 million; these proceeds were used as follows:

  •
  $3.5 million to pay down our Revolving Credit Facility; and

  •
  the balance to fund cash reserves.

        During the nine months ended September 30, 2002, we borrowed $168.0 million under mortgages and other loans payable other than our Revolving Credit Facility, the proceeds of which were used as follows:

  •
  $67.8 million to repay other loans;
  •
  $40.8 million to pay down our Revolving Credit Facility;
  •
  $51.3 million to finance acquisitions;
  •
  $3.3 million to finance construction activities; and
  •
  the balance to fund cash reserves.

        On March 5, 2002, we participated in an offering of 10,961,000 Common Shares to the public at a price of $12.04 per share; Constellation was the owner of 8,876,172 of these shares and 2,084,828 of these shares were newly issued by us. With the completion of this transaction, Constellation, which had been our largest shareholder, no longer owned any of our shares. We contributed the net proceeds from the sale of the newly-issued shares to our Operating Partnership in exchange for 2,084,828 Common Units. The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

Investing and financing activities subsequent to September 30, 2002

        On November 6, 2002 we entered into an interest rate swap agreement with SunTrust Bank that fixes the one-month LIBOR base rate at 2.31% on a notional amount of $50.0 million. This swap agreement will be effective on January 2, 2003 and carry a two-year term.

Statement of cash flows

        We generated net cash flow from operating activities of $41.8 million for the nine months ended September 30, 2002, an increase of $7.0 million from the nine months ended September 30, 2001. Our increase in cash flow from operating activities is due primarily to income generated from our newly-acquired and newly-constructed properties. Our net cash flow used in investing activities for the nine months ended September 30, 2002 increased $39.8 million from the nine months ended September 30, 2001 due primarily to additional cash outlays of $62.4 million in connection with purchases of and additions to commercial real estate properties, offset by a $16.8 million decrease in investments and advances to unconsolidated real estate joint ventures and a $4.8 million increase in proceeds from sales of real estate. Our increase in net cash flow provided by financing activities for the nine months ended September 30, 2002 of $30.9 million from the nine months ended September 30, 2001 includes a $72.5 million decrease in repayments of mortgage and other loans payable and a $26.7 million increase in proceeds from mortgage and other loans payable, offset by a $47.9 million decrease in proceeds from the issuance of equity instruments and a $12.8 million decrease in cash flow associated with other liabilities.

Funds From Operations

        We consider Funds from Operations ("FFO") to be meaningful to investors as a measure of the financial performance of an equity REIT when considered with the financial data presented under generally accepted accounting principles ("GAAP"). Under the National Association of Real Estate Investment Trusts' ("NAREIT") definition, FFO means net income (loss) computed using GAAP, excluding gains (or losses) from debt restructuring and sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, although we have included gains from the sales of properties to the extent such gains related to sales of non-operating properties and development services provided on operating properties. FFO adjusted for the conversion of dilutive securities adjusts FFO assuming conversion of securities that are convertible into our Common Shares when such conversion does not increase our diluted FFO per share in a given period. The FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. FFO is not the same as cash generated from operating activities or net income determined in accordance with GAAP. FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. Our FFO for the three and nine months ended September 30, 2002 and 2001 are summarized in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollar and shares for this table are in thousands)	2002	2001	2002	2001
Income before minority interests, income taxes, extraordinary item and cumulative effect of accounting change	$8,185	$7,420	$23,501	$21,055
Add: Real estate-related depreciation and amortization	7,056	5,186	20,274	14,924
Less: Preferred Share dividends	(2,533)	(1,830)	(7,600)	(4,324)
Less: Preferred Unit distributions	(572)	(572)	(1,716)	(1,716)
Minority interests in other consolidated entities	104	(7)	59	(61)
Less: Gain on sales of real estate, excluding development portion(1)	(19)	—	(112)	(416)
Income tax (expense) benefit, gross	(12)	124	65	202

Funds from operations	12,209	10,321	34,471	29,664
Add: Preferred Unit distributions	572	572	1,716	1,716
Add: Convertible Preferred Share dividends	136	136	408	372
Add: restricted Common Share dividends	71	—	208	—
Add: Expense on dilutive share options	3	5	36	—

Funds from operations assuming conversion of share options, Preferred Units and Preferred Shares	12,991	11,034	36,839	31,752
Less: Straight line rent adjustments	(867)	(717)	(2,072)	(2,223)
Less: Recurring capital improvements	(1,649)	(1,211)	(4,649)	(3,480)

Adjusted funds from operations assuming conversion of share options, Preferred Units and Preferred Shares	$10,475	$9,106	$30,118	$26,049

Common Shares	23,029	20,141	22,215	20,070
Conversion of Common Units	9,149	9,415	9,381	9,379

Common Shares/Units	32,178	29,556	31,596	29,449
Conversion of share options	978	481	935	343
Conversion of weighted average Preferred Shares	1,197	1,197	1,197	1,091
Conversion of weighted average Preferred Units	2,421	2,421	2,421	2,421
Conversion of restricted Common Shares	317	—	317	—

Weighted average Common Shares, adjusted for dilutive securities	37,091	33,655	36,466	33,304

(1)
A portion of the gain from the sales of real estate that is attributable to sales of non-operating properties and development services performed on operating properties is included in FFO.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of September 30, 2002, 61.1% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.

        The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at September 30, 2002 (dollars in thousands):

	For the Periods Ended December 31,
	2002(1)	2003(2)	2004(3)	2005	2006	Thereafter	Total
Long term debt:
Fixed rate	$1,895	$7,944	$34,086	$24,892	$68,530	$296,584	$433,931
Average interest rate	7.28%	7.28%	7.31%	7.33%	7.24%	6.71%	6.96%
Variable rate	$11,578	$139,524	$125,000	$—	$—	$—	$276,102
Average interest rate	3.57%	3.65%	3.56%	—	—	—	3.62%

  (1)
  Includes an $11.5 million maturity in December that may be extended for a one-year period, subject to certain conditions.

  (2)
  Includes maturities of $10.9 million in April, $16.0 million in August and $36.0 million in November, each of which may be extended for a one-year period, subject to certain conditions; also includes a $24.2 million maturity in March that may be extended for a six-month period, subject to certain conditions, and maturities of $22.0 million and $12.0 million in July, each of which may be extended for two six-month periods, subject to certain conditions.

  (3)
  Includes maturities of $125.0 million in March and $25.8 million in August, each of which may be extended for a one-year period, subject to certain conditions.

        The fair market value of our mortgage and other loans payable was $749.0 million at September 30, 2002.

        The following table sets forth information pertaining to our one derivative contract in place as of September 30, 2002:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value on September 30, 2002 (in thousands)
Interest rate swap	$100.0	5.76%	1/2/01	1/2/03	$(1,044)

        Based on our variable-rate debt balances, our interest expense would have increased by $1.1 million during the nine months ended September 30, 2002 if interest rates were 1% higher.

Item 4. Controls and Procedures

        Clay W. Hamlin, III, our Chief Executive Officer, and Roger A. Waesche, Jr., our Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures within a 90 day period prior to the filing date of this Form 10-Q. They concluded, based on this review, that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

  a.
  Not applicable

  b.
  Not applicable

  c.
  During the three months ended September 30, 2002, 288,368 of the Operating Partnership's Common Units were converted to 288,368 Common Shares. These Common Shares were issued in reliance on the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

  d.
  Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.1.2	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Registrant's Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).
3.2	Bylaws of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.3	Articles Supplementary of Corporate Office Properties Trust Series A Convertible Preferred Shares, dated September 28, 1998 (filed with the Registrant's Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).
3.4	Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Registrant's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).
3.5	Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed with the Registrant's Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).
3.6	Articles Supplementary of Corporate Office Properties Trust Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant's Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).
3.7	Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).
10.1	Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).
10.2	Amended and Restated Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Randall M. Griffin (filed herewith).
10.3	Amended and Restated Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed herewith).
10.4	Amendment to Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Dwight Taylor (filed herewith).
10.5	Amendment to Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Michael D. Kaiser (filed herewith).
10.6	Amendment to Restricted Share Agreement, dated July 1, 2002, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed herewith).
99.1	Certification of the Chief Executive Officer under Title 18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of the Chief Financial Officer under Title 18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

  b.
  We filed the following Current Report on Form 8-K in the third quarter of the year ended December 31, 2002:

    Report dated July 24, 2002 containing Item 7 and Item 9 disclosures that were filed in connection with our release of earnings on July 24, 2002. We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST
Date: November 13, 2002	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin President and Chief Operating Officer
Date: November 13, 2002	By:	/s/ ROGER A. WAESCHE, JR. Roger A. Waesche, Jr. Senior Vice President and Chief Financial Officer

Certifications

I, Clay W. Hamlin, III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Corporate Office Properties Trust;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function)

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ CLAY W. HAMLIN, III Clay W. Hamlin, III Chief Executive Officer

I, Roger A. Waesche, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Corporate Office Properties Trust;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ ROGER A. WAESCHE, JR. Roger A. Waesche, Jr. Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS FORM 10-Q
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data) (unaudited)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands) (unaudited)
Corporate Office Properties Trust and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share data) (unaudited)
  13. Information by Business Segment
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Corporate Office Properties Trust Operating Data Variance Analysis (Dollars for this table are in thousands, except per share data)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES