Form 10-K
period 2002-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2003-03-27
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-14023

Corporate Office Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8815 Centre Park Drive, Suite 400 Columbia, MD	21045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 730-9092

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Series B Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Series E Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Series F Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes   ☐ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $310.9 million based on the closing price of the common shares of beneficial interest on the New York Stock Exchange on June 28, 2002; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 5% of the Registrant’s outstanding common shares of beneficial interest.  At March 25, 2003, 23,764,124 shares of the Registrant’s common shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Form 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate” or other comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Important factors that may affect these expectations, estimates and projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability; adverse changes in the real estate markets including, among other things, increased competition with other companies; risks of real estate acquisition and development, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated; risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives; governmental actions and initiatives; and environmental requirements.  For further information on factors that could impact the company and the statements contained herein, you should refer to the “Risk Factors” section.  We undertake no obligation to update or supplement forward-looking statements.

PART I

Item 1. Business

OUR COMPANY

General.  We are a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  As of December 31, 2002, we owned:

•                  110 office properties in Maryland, Pennsylvania, New Jersey and Virginia containing approximately 8.9 million rentable square feet in operations that were 93% occupied;

•                  land parcels totaling 124 acres that were contiguous to certain of our operating properties and potentially developable into approximately 2.0 million square feet; and

•                  interests in five real estate joint ventures, which in aggregate were constructing five buildings to contain approximately 281,000 square feet and developing two additional land parcels totaling 14 acres.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, for which we are the managing general partner.  Our Operating Partnership owns real estate both directly and through subsidiaries.  The Operating Partnership also owns Corporate Office Management, Inc. (“COMI”) (together with its subsidiaries defined as the “Service Companies”).  COMI has three subsidiaries: Corporate Realty Management, LLC (“CRM”), Corporate Development Services, LLC (“CDS”) and Corporate Cooling and Controls, LLC (“CCC”).  CRM manages our properties and also provides corporate facilities management for select third parties.  CDS provides construction and development services predominantly to us.  CCC provides heating and air conditioning installation, maintenance and repair services.  COMI owned 100% of these subsidiaries as of December 31, 2002.

Interests in our Operating Partnership are in the form of common and preferred units.  As of December 31, 2002, we owned approximately 71% of the outstanding common units and approximately 81% of the outstanding preferred units.  The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

We believe that we are organized and have operated in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner.  If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual taxable income (excluding net capital gains).

Our executive offices are located at 8815 Centre Park Drive, Suite 400, Columbia, Maryland 21045 and our telephone number is (410) 730-9092.

Corporate Office Properties Trust’s Internet address is www.copt.com.  The information on our Internet site is not part of this report.  We make available on our Internet site free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission.

Significant 2002 Developments

During 2002, we completed the following:

•                  Acquired nine office buildings totaling 839,364 square feet for $107.3 million, three parcels of land for $8.2 million and a leasehold interest carrying a right to purchase an additional parcel of land for $466,000.  Of the office buildings acquired, two were located in Northern Virginia, six in the Baltimore/Washington Corridor and one in Suburban Washington, D.C.  These acquisitions were financed using $62.6 million in borrowings from our secured revolving credit facility with Bankers Trust Company (the “Revolving Credit Facility”), $46.7 million from new and assumed mortgage loans and cash reserves for the balance.

•                  Completed the construction of five office buildings in the Baltimore/Washington Corridor totaling 410,551 square feet (excluding the construction activities of unconsolidated real estate joint ventures).  Costs incurred on these buildings through December 31, 2002 totaled $66.0 million.  On December 31, 2002, we also had construction activities underway on one new building totaling 123,743 square feet that was 60% operational and 63% leased.  We estimate that land and construction costs upon completion of this project will total approximately $23.1 million, of which $21.1 million was incurred through December 31, 2002.

•                  Sold an office building and three land parcels for $10.6 million, providing $2.3 million in mortgage loans to the purchasers.  The net proceeds from these sales after transaction costs and the loans provided by us to the purchasers totaled $7.5 million.  We realized $1.7 million in gains from these sales.

•                  Participated in an offering of 10,961,000 common shares of beneficial interest (“common shares”) to the public at a price of $12.04 per share; Constellation Real Estate, Inc. (“Constellation”) sold 8,876,172 of these shares and we sold 2,084,828 of these shares.  With the completion of this transaction, Constellation, which had been our largest shareholder, no longer owns any of our shares.  We contributed the net proceeds from the shares sold by us to our Operating Partnership in exchange for 2,084,828 common units.  The Operating Partnership used most of the proceeds to pay down our Revolving Credit Facility.

•                  Obtained $213.8 million in borrowings from new mortgage loans, including $160.8 million in fixed-rate, long-term mortgage loans that bear interest at a weighted average interest rate of 6.49% and had a weighted average term of 8.0 years.  We used $116.8 million of the proceeds from these borrowings to repay other loans, $51.3 million to finance acquisitions, $40.8 million to pay down our Revolving Credit Facility and the balance to fund cash reserves.

•                  Entered into an interest rate swap agreement with SunTrust Bank that fixes the one-month LIBOR base rate at 2.31% on a notional amount of $50.0 million.  This swap agreement became effective on January 2, 2003 and carries a two-year term.

Subsequent Events

From January 1, 2003 to March 20, 2003, we completed the following:

•                  Entered into an interest rate swap agreement with Deutsche Bank AG that fixes the one-month LIBOR base rate at 1.52% on a notional amount of $50.0 million.  This swap agreement became effective on January 7, 2003 and carries a one-year term.

•                  Entered into a secured revolving credit agreement with Wachovia Bank, National Association, for a maximum principal amount of $25.0 million that carries an interest rate of LIBOR plus 1.65% to 2.15%, depending on the amount of debt we carry relative to our total assets.  The credit facility matures in two years, although individual borrowings under the loan mature one year from the borrowing date.

•                  Completed the first phase of a $29.8 million, 108-acre land parcel purchase from Constellation.  The first phase was acquired for $21.0 million using primarily an $18.4 million seller-provided mortgage loan.

•                  Acquired an office building located in Annapolis, Maryland totaling approximately 155,000 square feet for $18.0 million.  This acquisition was financed primarily using proceeds from our Revolving Credit Facility.

•                  Contributed an office building located in Fairfield, New Jersey into a newly-created joint venture in exchange for a 20% ownership interest in the joint venture and a cash payment of $20.0 million.  We used $3.3 million of the cash proceeds to fund a loan to an entity related to our joint venture partner and most of the balance to pay down our Revolving Credit Facility.

Corporate Objectives and Strategies

Our primary objectives are to achieve sustainable long-term growth in funds from operations per share and to maximize long-term shareholder value.  We seek to achieve these objectives through focusing on the ownership, management, leasing, acquisition and development of suburban office properties.  Important elements of our strategy are set forth below:

Geographic Focus.  Our strategy is to operate in select, demographically strong and growing submarkets within the Mid-Atlantic region, where we believe we have achieved the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs.  By focusing within selected regions where our management has extensive experience and market knowledge, we believe that we can achieve regional prominence that will lead to better operating results.

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

Corporate Tenants.  We focus on leasing our office properties to large, high-quality companies that are financially sound market leaders in their respective fields and have significant space requirements.  To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years.  We believe that this strategy enables us to establish long-term relationships with quality tenants and, coupled with our geographic and submarket focus, enhances our ability to become the low-cost provider and landlord of choice in our targeted markets.

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

Property Development Strategies.  We balance our acquisition program through selective development and expansion of suburban office properties as market conditions and leasing opportunities support favorable risk-adjusted returns.  We pursue development opportunities principally in response to the needs of existing and prospective new tenants. We generally develop sites that are in proximity to our existing properties.  We believe that developing such sites enhances our ability to effectively meet tenant needs and efficiently provide critical tenant services.

Tenant Services.  We seek to capitalize on our geographic focus and critical mass of properties in our core regions by providing high level, comprehensive services to our tenants.  We conduct our tenant services activities through our subsidiary Service Companies.  We believe that providing such services is an integral part of our ability to achieve consistently high levels of tenant satisfaction and retention.

Internal Growth Strategies.  We aggressively manage our portfolio to maximize the operating performance of each property through: (i) proactive property management and leasing, (ii) achieving operating efficiencies through increasing economies of scale, (iii) renewing tenant leases and re-tenanting at increased rents where market conditions permit and (iv) expanding our tenant and real estate service capabilities.  These strategies are designed to promote tenant satisfaction, resulting in higher tenant retention and the attraction of new tenants.

Financing Policy

We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions.  Key components of our policy are set forth below:

Debt Strategy.  We primarily utilize property-level mortgage debt as opposed to corporate unsecured debt.  We believe that the commercial mortgage debt market is generally a more stable market, providing us with greater access to capital on a more consistent basis and, generally, on more favorable terms.  Additionally, we seek to utilize long-term, fixed-rate debt, which we believe enhances the stability of our cash flow.  On a consolidated basis, we seek to maintain a debt service coverage ratio of EBITDA (operating income before mortgage and other interest, income taxes, depreciation and amortization) to debt service (interest expense plus capitalized interest and scheduled principal amortization) in excess of 1.6x, which we believe is generally consistent with the current minimum investment grade requirement for mortgages securing commercial real estate.  We believe that this ratio is appropriate for a seasoned portfolio of suburban office buildings.  However, despite our current intention to maintain this policy, we are not obligated to do so and we may change this policy without shareholder consent.

Equity Strategy.  When conditions warrant, we issue common and preferred equity.  We also seek to maximize the benefits of our Operating Partnership’s organizational structure by utilizing, where appropriate, the issuance of units in our Operating Partnership as an equity source to finance our property acquisition program.  This strategy provides prospective property sellers the ability to defer taxable gains by receiving our units in lieu of cash and reduces the need for us to access the equity and debt markets.

Mortgage Loans Payable

For information relating to future maturities of our mortgage loans payable, you should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our Consolidated Financial Statements, both of which are included in Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

Industry Segments

We operate in one industry segment: suburban office real estate.  Our suburban office real estate operations have six geographical segments all located in the Mid-Atlantic region of the United States: Baltimore/Washington Corridor, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg, Pennsylvania, Northern Virginia and Suburban Washington, D.C.  For information relating to these geographic segments, you should refer to Note 15 to our Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

Employees

We employed 171 persons as of December 31, 2002.  We believe that our relations with our employees are good.

Competition

The commercial real estate market is highly competitive.  Numerous commercial properties compete for tenants with our properties.  We believe that the recent economic slowdown in the United States has adversely affected occupancy rates in our regions and our properties and, in turn, led to downward pressure on rental rates.  Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us.  If occupancy rates in our regions do not improve or further decline, we may have difficulty leasing both existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

RISK FACTORS

Set forth below are risks and uncertainties relating to our business and the ownership of our securities.  You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including Exhibit 13.1, which sets forth portions of the Annual Report to Shareholders of Corporate Office Properties Trust as of and for the year ended December 31, 2002.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income.  We earn revenue from renting our properties.  Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue.  This means that our costs will not necessarily decline and may increase even if our revenues decline.

For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other tenant-related costs for which we may not receive increased rents.  We also make building-related capital improvements for which tenants may not reimburse us.

If our properties do not generate revenue sufficient to meet our operating expenses and capital costs, we may have to borrow additional amounts to cover these costs.  In such circumstances, we would likely have lower profits or possibly incur losses.  We may also find in such circumstances that we are unable to borrow to cover such costs, in which case our operations could be adversely affected.  Moreover, there may be less or no cash available for distributions to our shareholders.

Adverse developments concerning some of our key tenants could have a negative impact on our revenue.  As of December 31, 2002, ten tenants accounted for 44.1% of our total annualized rental revenue and three of these tenants accounted for approximately 25.2% of our total annualized rental revenue.  Our largest tenant is the United States Government, two agencies of which lease space in 20 of our office properties.  These leases represented approximately 14.2% of our total annualized rental revenue as of December 31, 2002.  Generally, these government leases provide for one-year terms or provide for early termination rights.  The government may terminate its leases if, among other reasons, the Congress of the United States fails to provide funding.  The Congress of the United States has appropriated funds for these leases through September 2003.  Our second largest tenant, AT&T Local Services, which combined with its affiliates represented 6.0% of our total annualized rental revenue as of December 31, 2002, occupies space in six of our properties.  The third largest tenant, Unisys Corporation, represented 5.0% of our total annualized rental revenue as of December 31, 2002, occupying space in three of our properties.  If any of our three largest tenants fail to make rental payments to us, or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make expected distributions to shareholders.

As of December 31, 2002, the United States defense industry (comprised of the United States Government and defense contractors) accounted for approximately 37.6% of our total annualized rental revenue, including most of the 14.2% derived from leases with two agencies of the United States Government as referenced above.  We have become increasingly reliant on defense industry tenants, particularly since the events of September 11, 2001.  Furthermore, we expect the percentage of our total annualized rental revenue derived from the defense industry to continue to increase.  A reduction in government spending for defense could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases or, in the case of the United States Government, result in the early termination of leases.  Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make expected distributions to our shareholders.

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so.  Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner.  We believe that the recent economic slowdown in the United States has and could continue to adversely affect a number of our tenants.  In addition, as noted above, we rely on a few major tenants for a large percentage of our total rental revenue.  If one of our major tenants or a number of our smaller tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, there could be an adverse effect on our financial performance and ability to make expected distributions to shareholders.

Our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Baltimore/ Washington Corridor, and we may therefore suffer economic harm as a result of adverse conditions in that region.  All of our properties are located in the Mid-Atlantic region of the United States, and as of December 31, 2002, our properties located in the Baltimore/Washington Corridor accounted for 62.2% of our total annualized rental revenue.  Our properties are also typically concentrated in office parks in which we own most of the properties.  Consequently, we do not have a broad geographic distribution of our properties.  As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Baltimore/Washington Corridor or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms.  When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases.  If a tenant leaves, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews.  As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.  Set forth below are the percentages of total annualized rental revenue as of December 31, 2002 that were subject to scheduled lease expirations in each of the next five years:

2003	9.3%
2004	11.6%
2005	10.6%
2006	9.8%
2007	17.2%

Our government leases generally provide for early termination rights; the percentages reported above assume no exercise of such early termination rights.

We may not be able to compete successfully with other entities that operate in our industry.  The commercial real estate market is highly competitive.  Numerous commercial properties compete for tenants with our properties.  We believe that the recent economic slowdown in the United States has adversely affected occupancy rates in our regions and our properties and, in turn, led to downward pressure on rental rates.  Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us.  If occupancy rates in our regions do not improve or further decline, we may have difficulty leasing both existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our short-term capital needs.

Our business strategy includes the acquisition of properties, which may be hindered by various circumstances.  We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs.  Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments.  If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition and development goals.  Moreover, we may incur costs on unsuccessful acquisitions that we will not be able to recover.  The operating performance of our property acquisitions may also fall short of our expectations, which could have an adverse effect on our financial performance and ability to make expected distributions to our shareholders.

We may be unable to execute our plans to develop and construct additional properties.  Although the majority of our investments are in currently leased properties, we also develop and construct properties, including some that are not fully pre-leased.  When we develop and construct properties, we assume the risk that actual costs will exceed our budgets, that we will experience construction or development delays and that projected leasing will not occur, any of which could adversely affect our financial performance and ability to make expected distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence.  We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

We may suffer economic harm as a result of the actions of our joint venture partners.  We invest in certain entities in which we are not the exclusive investor or principal decision maker.  Aside from our inability to unilaterally control the operations of these joint ventures, our investments entail the additional risks that (i) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (ii) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We are subject to possible environmental liabilities.  We are subject to various Federal, state and local environmental laws.  These laws can impose liability on property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances.  Costs resulting from environmental liability could be substantial.  The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or similar reasons.  In addition, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws.  These laws often impose liability on an entity even if the facility was not owned or operated by the entity.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.  Equity real estate investments like our properties are relatively difficult to sell and convert to cash quickly, especially if market conditions are depressed.  Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions.  Moreover, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent.  Due to all of these factors, we may be unable to sell a property at an advantageous time.

We are subject to other possible liabilities that would adversely affect our financial position and cash flows.  Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, and state or local laws relating to zoning, construction and other matters.  These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us.  In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or terrorism.  The occurrence of any of these events could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2003.  Due largely to the terrorist attacks on September 11, 2001, the insurance industry is reportedly changing its risk assessment approach and cost structure.  These changes in the insurance industry may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.  Our strategy is to operate with higher debt levels than most other REITs.  However, these high debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn.  Most of our properties have been mortgaged to collateralize indebtedness.  In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.  Our organizational documents do not limit the amount of indebtedness that we may incur.

As of December 31, 2002, our total outstanding debt was $705.1 million.  Our debt to total market capitalization was 54.4% based upon the $14.03 closing per share market price of our common shares on December 31, 2002.  Total market capitalization is the sum of (1) total debt, (2) the value of all outstanding common shares and common units in our Operating Partnership at the $14.03 market price and (3) the total liquidation value of preferred shares and preferred units in our Operating Partnership.

Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT.  We are also subject to the risks that:

•                  we may not be able to refinance our existing indebtedness, or refinance on terms as favorable as the terms of our existing indebtedness;

•                  certain debt agreements of our Operating Partnership could restrict the ability of our Operating Partnership to make cash distributions to us, which could result in reduced distributions to our shareholders or the need to incur additional debt to fund these distributions; and

•                  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our mortgage loans, our lenders could foreclose on our properties securing such debt and in some cases other properties and assets that we own.

A number of our loans are cross-collateralized, which means that separate groups of properties from our portfolio secure each of these loans.  More importantly, many of our loans are cross-defaulted, which means that failure to pay interest or principal on any of our loans will create a default on certain of our other loans.  Any foreclosure of our properties would result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.  In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, the lender may require payment from our other assets.

If short-term interest rates were to rise, our debt service payments would increase, which would lower our net income and could decrease our distributions to our shareholders.  We use interest rate swap and interest rate cap agreements to reduce the impact of interest rate changes.  As of December 31, 2002, we had an interest rate swap agreement in place on a notional amount of $100.0 million; this agreement expired in January 2003.  We had two new swap agreements become effective in January 2003 on a total notional amount of $100.0 million.  Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and could result in the Company’s management recognizing a loss and remitting a payment to unwind such agreements.  As of December 31, 2002, approximately 31.8% of our total debt had adjustable interest rates, excluding effects of the outstanding interest rate swap agreement; this percentage would decrease to 17.6% when including the effect of the interest rate swap agreement in effect at December 31, 2002.

We must refinance our mortgage debt in the future.  As of December 31, 2002, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount
	(in thousands)
2003	$104,718	(1)
2004	163,052	(2)
2005	25,913
2006	69,610
2007	59,736

(1)          Includes maturities of $10.9 million in April, $16.0 million in August and $36.0 million in November, each of which may be extended for a one-year period, subject to certain conditions; also includes a $12.0 million maturity in July that may be extended for two six-month terms, subject to certain conditions.

(2)          Includes maturities of $128.0 million in March and $25.8 million in August, each of which  may be extended for a one-year period, subject to certain conditions.

Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings or new equity financings.  If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the date when our debt matures, we would default on our existing debt, which would have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may be unable to continue to make shareholder distributions at expected levels.  We intend to make regular quarterly cash distributions to our shareholders.  However, distribution levels depend on a number of factors, some of which are beyond our control.

Our loan agreements contain provisions that could restrict future distributions.  Our ability to sustain our current distribution level will also be dependent, in part, on other matters including:

•      continued property occupancy and timely payment by tenants of rent obligations;

•      the amount of future capital expenditures and expenses relating to our properties;

•      the level of leasing activity and future rental rates;

•      the strength of the commercial real estate market;

•      competition;

•      the costs of compliance with environmental and other laws;

•      our corporate overhead levels;

•      the amount of uninsured losses; and

•      our decision to reinvest in operations rather than distribute available cash.

In addition, we can make distributions to the holders of our common shares only after we make preferential distributions to holders of our preferred shares and Series C Preferred Units in our Operating Partnership.

Our ownership limits are important factors.  Our Declaration of Trust limits ownership of our common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive.  Our Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares.  We call these restrictions the “Ownership Limit.” Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit, and our Board of Trustees previously has exempted the foreign trust owning all of our Series D Preferred Shares from the Ownership Limit.

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

Our Board of Trustees is divided into three classes of Trustees, which could delay a change of control.  Our Declaration of Trust divides our Board of Trustees into three classes.  The term of one class of the Trustees expires each year, at which time a successor class is elected for a three-year term.  Such staggered three-year terms make it more difficult for a third party to acquire control of us.

The Maryland business statutes also impose potential restrictions on a change of control of our company.  Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders.  Our Bylaws exempt us from such laws, but our Board of Trustees can change our Bylaws at any time to make these provisions applicable to us.

Our failure to qualify as a REIT would have adverse tax consequences.  We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes.  We plan to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws.  We are also required to distribute to shareholders at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to Federal income tax at regular corporate rates.  Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders.  This would likely have a significant adverse effect on the value of our securities and would impair our ability to raise capital.  In addition, we would no longer be required to make any distributions to our shareholders.

We have certain distribution requirements that reduce cash available for other business purposes.  As a REIT, we must distribute 90% of our annual taxable income (excluding net capital gain), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds to meet the 90% distribution requirement.

A number of factors could cause our security prices to decline.  As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common and preferred shares.  These conditions include, but are not limited to: market perception of REITs in general and office REITs in particular; market perception of REITs relative to other investment opportunities; the level of institutional investor interest in our company; general economic and business conditions; interest rates; and market perception of our financial condition, performance, dividends and growth potential.  Congress could also make changes to the tax laws and regulations that make it less advantageous for investors to invest in REITs.

The average daily trading volume of our common shares during 2002 was approximately 89,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant.  As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

We are dependent on external sources of capital for future growth.  As noted above, because we are a REIT, we must distribute 90% of our annual taxable income.  Due to this requirement, we will not be able to fund our acquisition, construction and development activities using cash flow from operations.  Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties.  Such capital could be in the form of new loans, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding.  Such capital may not be available on favorable terms or at all.  Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders’ interests.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

Certain of our officers and Trustees have potential conflicts of interest.  Certain of our officers and members of our Board of Trustees own partnership units in our Operating Partnership.  These individuals may have personal interests that conflict with the interests of our shareholders.  For example, if our Operating Partnership sells or refinances certain of the properties that these officers or Trustees contributed to the Operating Partnership, the officers or Trustees could suffer adverse tax consequences.  Their personal interest could conflict with our interests if such a sale or refinancing would be advantageous to us.  We have certain policies in place that are designed to minimize conflicts of interest.  We cannot assure you, however, that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

We are dependent on our key personnel, and the loss of any key personnel could have an adverse effect on our operations.  We are dependent on the efforts of our Trustees and executive officers.  The loss of any of their services could have an adverse effect on our operations.  Although certain of our officers have entered into employment agreements with us, we cannot assure you that they will remain employed with us.

We may change our policies without shareholder approval, which could adversely affect our financial condition, results of operations, market price of our common shares or ability to pay distributions.  Our Board of Trustees determines all of our policies, including our investment, financing and distribution policies.  Although our Board of Trustees has no current plans to do so, it may amend or revise these policies at any time without a vote of our shareholders.  Policy changes could adversely affect our financial condition, results of operations, the market price of the common shares or our ability to pay expected dividends or distributions.

Item 2.  Properties

The following table provides certain information about our office properties as of December 31, 2002:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
Baltimore/Washington Corridor:(4)
2730 Hercules Road Annapolis Junction, MD	BWI Airport	1990	240,336	100.0%	$5,494,249	$22.86	United States of America (100%)

2711 Technology Drive Annapolis Junction, MD	BWI Airport	2002	152,000	100.0%	3,625,200	23.85	Computer Sciences Corporation (100%)

132 National Business Parkway Annapolis Junction, MD	BWI Airport	2000	118,456	100.0%	2,529,523	21.35	Ameritrade Holding Corp. (66%);
							Computer Sciences Corporation (26%)
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	118,093	100.0%	2,784,596	23.58	General Dynamics Government Corp. (78%);
							United States of America (22%)
2701 Technology Drive Annapolis Junction, MD	BWI Airport	2001	117,450	100.0%	2,933,675	24.98	Northrop Grumman Systems (62%);
							Titan Systems Corporation (38%)
1306 Concourse Drive Linthicum, MD	BWI Airport	1990	114,046	96.6%	2,361,820	21.43	IBM (33%);
							Qwest Communications (21%);
							AT&T Local Services (13%)
1304 Concourse Drive Linthicum, MD	BWI Airport	2002	102,964	62.9%	1,483,405	22.91	Northrop Grumman Corporation (53%);
							Debtscape (10%)
870-880 Elkridge Landing Road Linthicum, MD	BWI Airport	1981	101,785	5.5%	120,738	21.46	—

900 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	97,261	100.0%	1,866,029	19.19	First Annapolis Consulting (51%);
							Booz Allen Hamilton (46%)
1199 Winterson Road Linthicum, MD	BWI Airport	1988	96,636	100.0%	1,372,231	14.20	United States of America (100%)

920 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	96,566	100.0%	1,460,375	15.12	Ciena Corporation (100%)

134 National Business Parkway Annapolis Junction, MD	BWI Airport	1999	93,482	100.0%	2,016,788	21.57	Booz Allen Hamilton (100%)

133 National Business Parkway Annapolis Junction, MD	BWI Airport	1997	88,666	100.0%	1,819,547	20.52	United States of America (34%);
							Applied Signal Technology, Inc. (33%);
							Lockheed Martin Corporation (33%)
141 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	86,964	100.0%	1,747,951	20.10	ITT Industries (48%);
							Getronics Government Solutions (20%);
							Harris Data Services Corp. (14%)
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	86,863	100.0%	1,777,181	20.46	First American Credit Mgmt. Solutions (82%)

1302 Concourse Drive Linthicum, MD	BWI Airport	1996	84,607	87.1%	1,704,121	23.13	Lucent Technologies (31%);
							Aetna US Healthcare (20%);
							American Express Travel Related Srvs, Inc. (13%)
7467 Ridge Road Hanover, MD	BWI Airport	1990	74,273	94.3%	1,432,182	20.44	Travelers Bank & Trust, FSB (49%);
							Pro Object (32%);
							The Mitre Corporation (13%)
7240 Parkway Drive Hanover, MD	BWI Airport	1985	74,156	93.9%	1,369,864	19.67	Deloitte & Touche USA, LLP (21%);
							Delmarva Foundation for Medical Research (21%);
							Nevamar Company (12%)
881 Elkridge Landing Road Linthicum, MD	BWI Airport	1986	73,572	100.0%	1,231,558	16.74	United States of America (100%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
1099 Winterson Road Linthicum, MD	BWI Airport	1988	71,076	100.0%	1,324,235	18.63	Preferred Health Network (62%)

131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	69,039	100.0%	1,542,116	22.34	Conquest Information Technologies, Inc. (71%);
							United States of America (17%);
							Intel Corporation (12%)
849 International Drive Linthicum, MD	BWI Airport	1988	68,758	89.3%	1,271,943	20.71	First Service Networks, Inc. (13%);
							Raytheon Company (11%);
							United States of America (11%);
							Dames & Moore (10%)
1190 Winterson Road Linthicum, MD	BWI Airport	1987	68,746	45.2%	636,375	20.49	United States of America (15%);
							General Dynamics (14%);
							Travelers Bank & Trust, FSB (14%)
911 Elkridge Landing Road Linthicum, MD	BWI Airport	1985	68,296	100.0%	1,262,178	18.48	United States of America (100%)

1201 Winterson Road Linthicum, MD	BWI Airport	1985	67,903	100.0%	926,812	13.65	Ciena Corporation (100%)

999 Corporate Boulevard Linthicum, MD	BWI Airport	2000	67,351	78.7%	1,278,488	24.13	RAG American Coal Holding (71%)

7318 Parkway Drive Hanover, MD	BWI Airport	1984	59,204	100.0%	828,940	14.00	United States of America (100%)

901 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	57,308	79.3%	723,470	15.93	State of Maryland (61%);
							Institute for Operations Research and Management Sciences (14%)
7320 Parkway Drive Hanover, MD	BWI Airport	1983	57,176	77.1%	595,004	13.50	Baltimore Gas & Electric (27%);
							Atlantic Coast Training (24%);
							Northrop Grumman Corporation (18%)
900 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0%	709,092	12.41	Ciena Corporation (100%)

930 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0%	687,553	12.03	Ciena Corporation (100%)

891 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	56,489	86.6%	999,858	20.44	NCO Financial Systems (52%);
							Metropolitan Life Insurance Co. (26%)
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,175	0.0%	—	—	—

939 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	53,031	100.0%	902,908	17.03	First Service Networks, Inc. (36%);
							Agency Holding Company (34%);
							United States of America (23%)
938 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	52,988	100.0%	932,077	17.59	United States of America (100%)

940 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	51,704	100.0%	741,356	14.34	Cadmus Journal Services (100%)

800 International Drive Linthicum, MD	BWI Airport	1988	50,979	100.0%	805,586	15.80	Raytheon E-Systems, Inc. (100%)

1340 Ashton Road Hanover, MD	BWI Airport	1989	46,400	100.0%	812,457	17.51	Lockheed Martin Corp. (100%)

7321 Parkway Drive Hanover, MD	BWI Airport	1984	39,822	100.0%	699,063	17.55	United States of America (100%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	96.8%	682,283	18.77	Science Applications International (60%);
							Parsons Transportation Group (37%)
1331 Ashton Road Hanover, MD	BWI Airport	1989	29,936	100.0%	437,927	14.63	Booz Allen Hamilton (71%);
							Aerosol Monitoring & Analysis (29%)
1350 Dorsey Road Hanover, MD	BWI Airport	1989	19,992	100.0%	332,015	16.61	Aerotek, Inc. (23%);
							Noodles, Inc. (14%);
							Hunan Pagoda (12%);
							C.G. Menk & Associates, Inc. (11%);
							Corestaff Support Services, Inc. (10%)
1344 Ashton Road Hanover, MD	BWI Airport	1989	17,076	77.3%	347,624	26.34	Engineering Solutions, Inc. (19%);
							AMP Corporation (16%);
							Dialysis Corporation of America (14%);
							Citizens National Bank (12%);
							NETg Security, Inc. (10%)
1341 Ashton Road Hanover, MD	BWI Airport	1989	15,841	100.0%	269,235	17.00	Supertots Childcare, Inc. (71%);
							The Devereux Foundation (29%)
1343 Ashton Road Hanover, MD	BWI Airport	1989	9,962	100.0%	140,349	14.09	Nauticus Corporation (100%)

114 National Business Parkway Annapolis Junction, MD	BWI Airport	2002	9,717	100.0%	60,568	6.23	Huff and Puff, Inc. (44%);
							Café Joe (39%);
							Charm City Concierge (17%)
1615 - 1629 Thames Street Baltimore, MD	Downtown	1989	104,115	68.0%	1,364,862	19.27	Johns Hopkins University (39%);
	Baltimore City						Community of Science (18%)
7200 Riverwood Columbia, MD	Howard County	1986	160,000	100.0%	3,000,720	18.75	United States of America (100%)
	Perimeter
9140 Rt. 108(5) Columbia, MD	Howard County	1974/1985	150,000	100.0%	1,882,500	12.55	United States of America (100%)
	Perimeter
7000 Columbia Gateway Drive Columbia, MD	Howard County	1999	145,806	100.0%	1,334,125	9.15	Honeywell International (100%)
	Perimeter
6940 Columbia Gateway Drive Columbia, MD	Howard County	1999	108,737	89.9%	1,566,765	16.03	Magellan Behavioral Health, Inc. (39%); Response Services Center (26%); Peregrine Remedy, Inc. (14%)
	Perimeter
6950 Columbia Gateway Drive Columbia, MD	Howard County	1998	107,778	100.0%	2,322,064	21.54	Magellan Behavioral Health, Inc. (100%)
	Perimeter
7067 Columbia Gateway Drive Columbia, MD	Howard County	2001	82,953	100.0%	1,742,408	21.00	Community First Financial (50%); Allstate Insurance Company (50%)
	Perimeter
6750 Alexander Bell Drive Columbia, MD	Howard County	2001	78,460	93.1%	1,923,836	26.33	Sun Microsystems, Inc. (45%); The Coca-Cola Company (35%)
	Perimeter
6700 Alexander Bell Drive Columbia, MD	Howard County	1988	75,650	41.3%	683,554	21.88	Arbitron, Inc. (26%)
	Perimeter
6731 Columbia Gateway Drive(6) Columbia, MD	Howard County	2002	73,902	100.0%	1,857,069	25.13	CareFirst Inc. & Subsidiaries (68%);
	Perimeter						Washington Mutual Bank (29%)
6740 Alexander Bell Drive Columbia, MD	Howard County	1992	61,957	88.0%	1,373,820	25.19	Johns Hopkins University (68%);
	Perimeter						Advanced Career Technologies, Inc. (20%)
6716 Alexander Bell Drive Columbia, MD	Howard County	1990	52,002	89.7%	886,757	19.01	Sun Microsystems, Inc. (49%); Rational Software Corp. (15%); Jefferson Pilot Financial Insurance (11%)
	Perimeter
9140 Guilford Road Columbia, MD	Howard County	1983	41,704	92.9%	549,140	14.17	Microcosm (21%); Applied Data Systems (21%); COACT, Inc. (14%); NEC Business Network Solutions, Inc. (14%); Chesapeake Surgical, Ltd. (12%); Creative Marketing (11%)
	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
7065 Columbia Gateway Drive Columbia, MD	Howard County	2000	38,560	100.0%	606,163	15.72	Corvis Operations, Inc. (100%)
	Perimeter
7063 Columbia Gateway Drive Columbia, MD	Howard County	2000	36,936	100.0%	569,553	15.42	Corvis Operations, Inc. (100%)
	Perimeter
9160 Guilford Road Columbia, MD	Howard County	1984	36,528	100.0%	556,821	15.24	AT&T Corporation (100%)
	Perimeter
6760 Alexander Bell Drive Columbia, MD	Howard County	1991	36,309	39.6%	286,290	19.92	—
	Perimeter
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	35,040	100.0%	634,350	18.10	State Farm Mutual Auto Insurance Co. (100%)
7061 Columbia Gateway Drive Columbia, MD	Howard County	2000	29,604	82.8%	582,670	23.77	Manekin, LLC (83%)
	Perimeter
6724 Alexander Bell Drive Columbia, MD	Howard County	2002	28,420	100.0%	617,636	21.73	Lurgi Lentjes North America (95%)
	Perimeter
9150 Guilford Drive Columbia, MD	Howard County	1984	17,655	100.0%	273,810	15.51	Essex Corporation (100%)
	Perimeter
9130 Guilford Drive Columbia, MD	Howard County	1984	13,700	100.0%	234,386	17.11	Chesapeake Research (100%)
	Perimeter
14502 Greenview Drive Laurel, MD	Laurel	1988	71,926	79.6%	1,133,885	19.80	iSky (20%);
							LCC Telecom Management (11%)
14504 Greenview Drive Laurel, MD	Laurel	1985	69,194	66.7%	907,093	19.67	Moore USA (11%);
							Light Wave Communications (10%)
6009 - 6011 Oxon Hill Road Oxon Hill, MD	Southern Prince	1990	181,768	100.0%	3,645,893	20.06	United States of America (65%);
	George’s County						NRL Federal Credit Union (10%)
9690 Deereco Road Timonium, MD	Suburban North	1988	133,737	99.5%	3,098,194	23.29	Fireman’s Fund Insurance (24%);
	Baltimore County						I4Commerce, Inc. (10%)
375 W. Padonia Road Timonium, MD	Suburban North	1986	101,133	95.9%	1,603,419	16.53	Deutsche Bank Securities (83%)
	Baltimore County
Subtotal/Average			5,406,564	91.0%	$94,318,328	$19.18
Blue Bell/Philadelphia:
753 Jolly Road	Blue Bell	1960/92-94	419,472	100.0%	$3,792,811	$9.04	Unisys (100%)
Blue Bell, PA
785 Jolly Road	Blue Bell	1970/1996	219,065	100.0%	2,280,799	10.41	Unisys with 100% sublease to Merck
Blue Bell, PA
760 Jolly Road	Blue Bell	1974/1994	208,854	100.0%	2,778,889	13.31	Unisys (100%)
Blue Bell, PA
751 Jolly Road	Blue Bell	1966/1991	112,958	100.0%	1,021,352	9.04	Unisys (100%)
Blue Bell, PA
Subtotal/Average			960,349	100.0%	$9,873,851	$10.28
Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	81,187	92.7%	$1,317,009	$17.49	Commonwealth of Pennsylvania (88%)
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	82.1%	906,011	15.88	Allstate Insurance (30%);
Harrisburg, PA							First Health Services (24%);
							Coventry Health Care (18%);
							LWN Enterprises (15%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
6340 Flank Drive	East Shore	1988	68,200	83.5%	594,649	10.45	Lancaster Lebanon (84%)
Harrisburg, PA
2601 Market Place	East Shore	1989	66,224	100.0%	1,151,013	17.38	Duke Energy Operating Co. (26%);
Harrisburg, PA							Ernst & Young, LLP (26%);
							Albright College (14%);
							Penn State Geisinger Systems (12%);
							Groundwater Sciences Corp. (11%);
							Quality Insights of PA, Inc. (11%)
6400 Flank Drive	East Shore	1992	52,439	84.0%	695,872	15.80	Pennsylvania Coalition Against Domestic
Harrisburg, PA							Violence (51%);
							The REM Organization (27%)
6360 Flank Drive	East Shore	1988	46,500	97.7%	671,562	14.79	Ikon Office Solutions, Inc. (22%);
Harrisburg, PA							Computer Applications (20%);
							Sentage Corp. d/b/a Dental Services Group (15%);
							Health Spectrum Medical (15%)
6385 Flank Drive	East Shore	1995	32,921	63.0%	330,604	15.94	Cowles Enthusiast Media (34%);
Harrisburg, PA							Imagistics International (11%)
							CGI Information Systems & Management (11%)
6380 Flank Drive	East Shore	1991	32,613	86.2%	374,305	13.32	Myers & Stauffer (16%);
Harrisburg, PA							Verizon Network Integration Corp. (14%);
							Lorom America, Inc. (14%);
							Day Enterprises, Inc. (12%);
							Critical Care Systems, Inc. (12%);
							U-Conn Technology USA (10%)
6405 Flank Drive	East Shore	1991	32,000	100.0%	514,239	16.07	Cowles Enthusiast Media (100%)
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	363,085	16.52	New World Pasta (100%)
Harrisburg, PA
75 Shannon Road	East Shore	1999	20,887	100.0%	353,578	16.93	McCormick, Taylor & Assoc. (100%)
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	100.0%	340,388	17.21	Orion Capital Companies (71%);
Harrisburg, PA							McCormick, Taylor & Assoc. (29%)
85 Shannon Road	East Shore	1999	12,863	100.0%	212,521	16.52	New World Pasta (100%)
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	100.0%	812,854	14.37	Commonwealth of Pennsylvania (82%);
Mechanicsburg, PA							PA Continuing Legal Education Board (10%)
5070 Ritter Road - Building A	West Shore	1989	32,309	77.5%	388,449	15.51	Maryland Casualty Co. (62%);
Mechanicsburg, PA							Commonwealth of Pennsylvania (15%)
5070 Ritter Road - Building B	West Shore	1989	28,039	100.0%	358,223	12.78	Vale National Training Center (63%);
Mechanicsburg, PA							Pennsylvania Trauma Systems Foundation (18%);
							Paytime, Inc. (15%)
Subtotal/Average			673,940	90.6%	$9,384,362	$15.36
Northern/Central New Jersey:
431 Ridge Road	Exit 8A -	1958/1998	170,000	100.0%	$3,401,124	$20.01	AT&T Local Services (100%)
Dayton, NJ	Cranbury
429 Ridge Road	Exit 8A -	1966/1996	142,385	100.0%	2,843,655	19.97	AT&T Local Services (100%)
Dayton, NJ	Cranbury

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Rental Revenue(2)	Total Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)
68 Culver Road	Exit 8A -	2000	57,280	100.0%	1,227,238	21.43	AT&T Local Services (100%)
Dayton, NJ	Cranbury
437 Ridge Road	Exit 8A -	1962/1996	30,000	100.0%	795,000	26.50	AT&T Local Services (100%)
Dayton, NJ	Cranbury
104 Interchange Plaza	Exit 8A -	1990	47,677	100.0%	1,066,236	22.36	Turner Construction Co. (35%);
Cranbury, NJ	Cranbury						Laborer’s International Union (28%);
							Lanier Worldwide (12%)
101 Interchange Plaza	Exit 8A -	1985	43,621	96.0%	943,284	22.53	Ford Motor Credit Co. (21%);
Cranbury, NJ	Cranbury						CSX Transportation, Inc. (18%);
							Arquest, Inc. (16%);
							Middlesex County Improve. Auth. (13%)
47 Commerce	Exit 8A -	1992/1998	41,398	100.0%	503,393	12.16	Somfy Systems, Inc. (100%)
Cranbury, NJ	Cranbury
7 Centre Drive	Exit 8A -	1989	19,466	100.0%	447,400	22.98	Compugen, Inc. (29%);
Jamesburg, NJ	Cranbury						Systems Freight (22%)
8 Centre Drive	Exit 8A -	1986	16,199	45.4%	174,961	23.78	Medical World Communications (45%)
Jamesburg, NJ	Cranbury
2 Centre Drive	Exit 8A -	1989	16,132	100.0%	417,741	25.90	Fleet National Bank (100%)
Jamesburg, NJ	Cranbury
4301 Route 1	Monmouth	1986	61,327	83.9%	1,016,809	19.77	Guest Supply, Inc. (47%);
Monmouth Junction, NJ	Junction						Ikon Office Solutions (14%);
							Foster & Adoptive Family Services (10%)
695 Rt. 46	Wayne	1990	157,394	95.7%	3,166,148	21.02	ADT Security Services, Inc. (26%);
Fairfield, NJ							The Museum Company (16%);
							JP Morgan Chase Bank (15%);
							Dean Witter Reynolds (13%)
710 Rt. 46	Wayne	1985	101,263	70.4%	1,498,546	21.01	Ericsson, Inc. (13%);
Fairfield, NJ							Green Point Mortgage (10%)
Subtotal/Average			904,142	93.7%	$17,501,535	$20.66
Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	470,406	99.6%	$9,765,284	$20.85	Dyncorp Information Systems, LLC (52%);
Chantilly, VA							General Dynamics Government Corp. (15%);
							Verizon Realty Corporation (13%);
							Genuity, Inc. (10%)
15059 Conference Center Drive	Dulles South	2000	145,192	92.6%	3,548,801	26.39	The Boeing Company (55%);
Chantilly, VA							Booz-Allen & Hamilton, Inc. (18%)
15049 Conference Center Drive	Dulles South	1997	145,053	100.0%	3,753,671	25.88	The Aerospace Corporation (92%)
Chantilly, VA
Subtotal/Average			760,651	98.3%	$17,067,756	$22.82
Suburban Washington D.C.
11800 Tech Road	Silver Spring	1969/1989	235,866	100.0%	$3,589,803	$15.22	Comcast Cablevision (42%);
Silver Spring, MD							Kaiser Foundation Health Plan (17%);
							BioCore Medical Technologies (14%);
							Holy Cross Hospital of Silver Spring (12%);
							United States of America (11%)
Subtotal/Average			235,866	100.0%	$3,589,803	$15.22

Total/Average			8,941,512	93.0%	$151,735,635	$18.24

(1)      This percentage is based upon all signed leases and tenants occupancy as of December 31, 2002.

(2)      Total rental revenue is the monthly contractual base rent as of December 31, 2002 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases

(3)      This total rent per occupied square foot is the property’s total rental revenue divided by that property’s occupied square feet as of December 31, 2002.

(4)      The Baltimore/Washington Corridor encompasses mostly Anne Arundel and Howard Counties.  Included in this region are six properties located outside of these counties, including two properties in Laurel, one property in Oxon Hill, two properties in Timonium and one property in Baltimore City.

(5)      Bookham Technology, Inc. was the tenant in this building until December 31, 2002, when it terminated its lease.  This entire building was re-tenanted to the United States of America under a lease that commenced January 1, 2003; the terms of this new lease are included in the above table.

(6)      This property contains 123,743 square feet, 49,841 square feet of which was under development at December 31, 2002.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 2002, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Total Rental Revenue of Expiring Office Leases(2)	Percentage of Total Office Rental Revenue Expiring(2)	Total Rental Revenue of Expiring Leases Per Occupied Square Foot(2)
				(in thousands)

2003	101	758,936	9.1%	$14,038	9.3%	$18.50
2004	74	911,254	11.0%	17,616	11.6%	19.33
2005	86	854,941	10.3%	16,033	10.6%	18.75
2006	59	814,421	9.8%	14,917	9.8%	18.32
2007	73	1,389,010	16.7%	26,090	17.2%	18.78
2008	20	750,932	9.0%	16,071	10.6%	21.40
2009	17	1,357,102	16.3%	16,879	11.1%	12.44
2010	15	777,068	9.3%	16,612	10.9%	21.38
2011	3	71,501	0.9%	1,744	1.1%	24.40
2012	7	428,474	5.1%	9,772	6.4%	22.81
2013	1	150,000	1.8%	1,883	1.3%	12.55
Other(3)	14	56,259	0.7%	81	0.1%	1.44

Total/Weighted Average.	470	8,319,898	100.0%	$151,736	100.0%	$18.87

(1)          Many of our government leases are subject to certain early termination provisions that are customary to government leases. The year of lease expiration was computed assuming no such early termination rights are exercised.  A 150,000 square foot lease with the United States Government commenced January 1, 2003 and expires June 30, 2013, assuming that the government does not exercise its right under the lease to terminate early; this 150,000 square foot lease has been included above since the previous lease with Bookham Techonology, Inc. for the same 150,000 square feet terminated early on December 31, 2002.

(2)          Total rental revenue is the monthly contractual base rent as of December 31, 2002 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases.  Refer to (1) above for the inclusion of the 150,000 square foot lease with the United States Government despite its lease commencement date of January 1, 2003.

(3)          Other consists of amenities, including cafeterias, concierge offices and property management space.  In addition, month-to-month leases are included in this line item as the exact expiration date is unknown.

Item 3.  Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Information for this item is incorporated herein by reference to the section of Exhibit 13.1 entitled “Market for Registrant’s Common Equity and Related Shareholder Matters.”

Item 6.   Selected Financial Data

Information for this item is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled “Selected Financial Data.”

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information for this item is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information for this section is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Information for this section is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K beginning with the Consolidated Balance Sheets and continuing through the Report of Independent Accountants.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 & 13. Trustees and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

For the information required by Item 10, Item 11, Item 12 and Item 13, you should refer to our definitive proxy statement relating to the 2003 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, within 90 days prior to the filing date of this report.  Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the such system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)             The following documents are filed as exhibits to this Form 10-K:

1.               Financial Statements. Audited consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2002 are included in Exhibit 13.1 to this Form 10-K and are incorporated by reference.

2.               Financial Statement Schedule.  Audited Schedule III – Real Estate and Accumulated Depreciation is included in Exhibit 13.2 to this Form 10-K and is incorporated by reference.

(b)        We filed the following Current Reports on Form 8-K in the last quarter of the year ended December 31, 2002:

Report dated October 23, 2002 containing Item 7 and Item 9 disclosures that were filed in connection with the release of earnings on October 23, 2002.  We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended September 30, 2002.

Report dated December 16, 2002 containing Item 5 and Item 7 disclosures that were filed in connection with the acquisitions of 7000 Columbia Gateway Drive, 11800 Tech Road, and 15049 and 15059 Conference Center Drive.  This report contained financial statements for the properties described therein, as well as certain pro forma financial statements.

(c)          Exhibits. Refer to the Exhibit Index that follows.  Unless otherwise noted, the file number of all documents incorporated by reference is 1-14023.

EXHIBIT NO.	DESCRIPTION

3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

3.1.2	Articles of Amended and Restated Declaration of Trust (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

3.1.3

Articles Supplementary of Corporate Office Properties Trust Series A Convertible Preferred Shares, dated September 28, 1998 (filed with the Company’s Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

3.1.4

Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Company’s Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

3.1.5

Articles Supplementary of Corporate Office Properties Trust Series D Cumulative Convertible Redeemable Preferred Shares, dated January 25, 2001 (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

3.1.6

Articles Supplementary of Corporate Office Properties Trust Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant’s Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).

3.1.7

Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant’s Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).

3.2	Bylaws of Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

3.3

Form of certificate for the Registrant’s Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

3.4

Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed with the Company’s Quarterly Report on Form 10-Q on August 12, 1998 and incorporated herein by reference).

3.5

Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

10.1.1

Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 7, 1999 (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.1.2

First Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.1.3

Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed with the Company’s Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).

10.1.4

Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 29, 2000 (filed with the Company’s Post Effective Amendment No. 2 to Form S-3 dated November 1, 2000 (Registration Statement No. 333-71807) and incorporated herein by reference).

10.1.5	Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated November 27, 2000 (filed herewith).

10.1.6	Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated January 25, 2001 (filed herewith).

EXHIBIT NO.	DESCRIPTION

10.1.7

Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated April 3, 2001 (filed with the Company’s Current Report on Form 8-K dated March 30, 2001 and incorporated herein by reference).

10.1.8	Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 30, 2001 (filed herewith).

10.1.9

Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 14, 2001 (filed with the Company’s Current Report on Form 8-K dated September 6, 2001 and incorporated herein by reference).

10.1.10	Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 6, 2001 (filed herewith).

10.1.11	Tenth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 29, 2001 (filed herewith).

10.1.12	Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 15, 2002 (filed herewith).

10.2	Stock Option Plan for Directors (filed with Royale Investments, Inc.’s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).

10.3.1*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.3.2*	Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company’s Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

10.3.3*	Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

10.4*

Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

10.5*

Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Clay W. Hamlin, III (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.6.1*

Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Randall M. Griffin (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.6.2*	Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Randall M. Griffin (filed herewith).

10.7.1*	Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Roger A. Waesche, Jr. (filed with the Company’s Annual

EXHIBIT NO.	DESCRIPTION

Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.7.2*	Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed herewith).

10.8*

Employment Agreement, dated December 16, 1999, between Corporate Development Services, LLC, COPT and Dwight Taylor (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.9*

Employment Agreement, dated December 16, 1999, between Corporate Realty Management, LLC, COPT and Michael D. Kaiser (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.10*

Amended and Restated Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2002 and incorporated herein by reference).

10.11*

Amended and Restated Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2002 and incorporated herein by reference).

10.12.1*

Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Dwight Taylor (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.12.2*

Amendment to Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Dwight Taylor (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2002 and incorporated herein by reference).

10.13.1*

Restricted Share Agreement, dated December 16, 1999, between Corporate Office Properties Trust and Michael D. Kaiser (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.13.2*

Amendment to Restricted Share Agreement, dated September 12, 2002, between Corporate Office Properties Trust and Michael D. Kaiser (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2002 and incorporated herein by reference).

10.14.1*

Restricted Share Agreement, dated July 2, 2001, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

10.14.2*

Amendment to Restricted Share Agreement, dated July 1, 2002, between Corporate Office Properties Trust and Roger A. Waesche, Jr. (filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2002 and incorporated herein by reference).

10.15.1

Senior Secured Revolving Credit Agreement, dated May 28, 1998, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company’s Current Report on Form 8-K on June 10, 1998 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.15.2

First Amended and Restated Senior Secured Revolving Credit Agreement, dated March 28, 2001, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company’s Current Report on Form 8-K on September 7, 2001 and incorporated herein by reference).

10.15.3

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated March 8, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

10.15.4

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated July 23, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed herewith).

10.16

Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company’s Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.17

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company’s Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.18

Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company’s Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.19

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company’s Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.20

Letter Agreement for Interest Rate Swap Transaction, dated December 26, 2000, between Corporate Office Properties, L.P. and Deutsche Bank AG (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

10.21.1

Contribution Agreement between the Company and the Operating Partnership and certain Constellation affiliates (filed as Exhibit A of the Company’s Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

10.21.2

First Amendment to Contribution Agreement, dated July 16, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company’s Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.21.3

Second Amendment to Contribution Agreement, dated September 28, 1998, between Constellation Properties, Inc. and certain entities controlled by Constellation Properties, Inc. (filed with the Company’s Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.22	Service Company Asset Contribution Agreement between the Company and the Operating

EXHIBIT NO.	DESCRIPTION

Partnership and certain Constellation affiliates (filed as Exhibit B of the Company’s Schedule 14A Information on June 26, 1998 and incorporated herein by reference).

10.23.1

Contribution Rights Agreement, dated June 23, 1999, between the Operating Partnership and United Properties Group, Incorporated (filed with the Company’s Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

10.23.2

Contribution Agreement, dated December 21, 1999, between United Properties Group, Incorporated and COPT Acquisitions, Inc. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.24.1

Contract of Sale, dated August 9, 1999, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

10.24.2

Amendment to Contract of Sale, dated April 28, 2000, between Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

10.25

Agreement to Sell Partnership Interests, dated August 12, 1999, between Gateway Shannon Development Corporation, Clay W. Hamlin, III and COPT Acquisitions, Inc. (filed with the Company’s Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.26

Contract of Sale, dated March 14, 2000, between Arbitrage Land Limited Partnership, Jolly Acres Limited Partnership and the Operating Partnership (filed with the Company’s Annual Report on Form 10-K on March 22, 2001 and incorporated herein by reference).

10.27.1

Lease Agreement, dated August 3, 1998, between Constellation Real Estate, Inc. and Constellation Properties, Inc. (filed with the Company’s Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.27.2

First Amendment to Lease, dated December 30, 1998, between Three Centre Park, LLC and Constellation Properties, Inc. (filed with the Company’s Annual Report on Form 10-K on March 30, 1999 and incorporated herein by reference).

10.28

Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation dated March 12, 1997 with respect to lot A (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.29

Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot B (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.30

Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.31	Option Agreement, dated March 1998, between the Operating Partnership and Blue Bell Land, L.P. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000

EXHIBIT NO.	DESCRIPTION

and incorporated herein by reference).

10.32

Option Agreement, dated March 1998, between the Operating Partnership and Comcourt Land, L.P. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.33

Option Agreement, dated September 28, 1998, between Jolly Acres Limited Partnership, Arbitrage Land Limited Partnership and the Operating Partnership (filed with the Company’s Current Report on Form 8-K on October 13, 1998 and incorporated herein by reference).

10.34	Agreement of Sale, dated December 19, 2002, between Jolly Knolls, LLC and the Operating Partnership (filed herewith).

10.35	Indemnity Deed of Trust Note, dated January 24, 2003, by Corporate Office Properties, LP for the benefit of Jolly Knolls, LLC (filed herewith).

13.1	Portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2002 (filed herewith).

13.2	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2002 (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Accountants (filed herewith).

99.1	Certification of the Chief Executive Officer under Title 18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of the Chief Operating Officer under Title 18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.3	Certification of the Chief Financial Officer under Title 18, Section 1350 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: March 27, 2003	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: March 27, 2003	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jay H. Shidler	Chairman of the Board and Trustee	March 27, 2003
(Jay H. Shidler)

/s/ Clay W. Hamlin, III	Chief Executive Officer and Trustee	March 27, 2003
(Clay W. Hamlin, III)

/s/ Randall M. Griffin	President and Chief Operating Officer	March 27, 2003
(Randall M. Griffin)

/s/ Roger A. Waesche, Jr.	Senior Vice President and Chief Financial Officer	March 27, 2003
(Roger A. Waesche)

/s/ Betsy Z. Cohen	Trustee	March 27, 2003
(Betsy Z. Cohen)

/s/ Kenneth D. Wethe	Trustee	March 27, 2003
(Kenneth D. Wethe)

/s/ Robert L. Denton	Trustee	March 27, 2003
(Robert L. Denton)

/s/ Kenneth S. Sweet, Jr.	Trustee	March 27, 2003
(Kenneth S. Sweet, Jr.)

/s/ Steven D. Kesler	Trustee	March 27, 2003
(Steven D. Kesler)

/s/ Thomas F. Brady	Trustee	March 27, 2003
(Thomas F. Brady)

CERTIFICATION

I, Clay W. Hamlin, III, certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Office Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Clay W. Hamlin, III
Clay W. Hamlin, III
Chief Executive Officer

CERTIFICATION

I, Randall M. Griffin, certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Office Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

CERTIFICATION

I, Roger A. Waesche, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Office Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Senior Vice President and Chief Financial Officer