Form 10-Q
period 2003-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2003-05-14
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 2003

or

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
☒Yes   ☐ No

On May 9, 2003, 24,001,234 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2003	December 31, 2002
Assets	(unaudited)
Investment in real estate:
Operating properties, net	$1,010,161	$1,008,178
Property held for sale, net	—	16,792
Projects under construction or development	48,567	34,567
Total commercial real estate properties, net	1,058,728	1,059,537
Investments in and advances to unconsolidated real estate joint ventures	9,679	7,999
Investment in real estate, net	1,068,407	1,067,536
Cash and cash equivalents	6,282	5,991
Restricted cash	14,569	9,739
Accounts receivable, net	7,629	3,509
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	14,278	13,698
Deferred charges, net	21,250	23,199
Prepaid and other assets	12,246	11,260
Furniture, fixtures and equipment, net	1,565	1,676
Total assets	$1,147,847	$1,138,229
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$707,990	$705,056
Accounts payable and accrued expenses	12,040	11,670
Rents received in advance and security deposits	9,168	8,253
Dividends and distributions payable	9,819	9,794
Deferred revenue associated with acquired operating leases	11,147	11,758
Fair value of derivatives	793	494
Other liabilities	6,157	1,821
Total liabilities	757,114	748,846
Minority interests:
Preferred units in the Operating Partnership	24,367	24,367
Common units in the Operating Partnership	76,687	76,519
Total minority interests	101,054	100,886
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 10,000,000 shares authorized)
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250 at March 31, 2003 and December 31, 2002)	13	13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued with an aggregate liquidation preference of $13,600 at March 31, 2003 and December 31, 2002)	5	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at March 31, 2003 and December 31, 2002)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at March 31, 2003 and December 31, 2002)	14	14
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 23,932,378 at March 31, 2003 and 23,772,732 at December 31, 2002)	239	238
Additional paid-in capital	315,781	313,786
Cumulative distributions in excess of net income	(20,752)	(21,067)
Value of unearned restricted common share grants	(3,657)	(2,739)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(560)	(349)
Total shareholders’ equity	289,679	288,497
Total liabilities and shareholders’ equity	$1,147,847	$1,138,229

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2003	2002
Real Estate Operations:
Revenues
Rental revenue	$35,989	$29,891
Tenant recoveries and other revenue	5,529	3,822
Revenue from real estate operations	41,518	33,713
Expenses
Property operating	13,654	9,876
Interest	10,135	8,575
Amortization of deferred financing costs	589	528
Depreciation and other amortization	8,044	6,715
Expenses from real estate operations	32,422	25,694
Earnings from real estate operations before equity in (loss) income of unconsolidated real estate joint ventures	9,096	8,019
Equity in (loss) income of unconsolidated real estate joint ventures	(153)	18
Earnings from real estate operations	8,943	8,037
Service operations:
Revenues	681	1,011
Expenses	(762)	(1,094)
Equity in loss of unconsolidated Service Companies	—	(7)
Losses from service operations	(81)	(90)
General and administrative expenses	(1,948)	(2,170)
Income before gain on sales of real estate, minority interests, income taxes and discontinued operations	6,914	5,777
Gain on sales of real estate	404	946
Income before minority interests, income taxes and discontinued operations	7,318	6,723
Minority interests
Common units in the Operating Partnership	(1,215)	(1,168)
Preferred units in the Operating Partnership	(572)	(572)
Other consolidated entities	—	(31)
Income before income taxes and discontinued operations	5,531	4,952
Income tax benefit, net of minority interests	21	27
Income before discontinued operations	5,552	4,979
Income from discontinued operations, net of minority interests	2,435	316
Net income	7,987	5,295
Preferred share dividends	(2,533)	(2,533)
Net income available to common shareholders	$5,454	$2,762
Basic earnings per common share
Income before discontinued operations	$0.13	$0.12
Discontinued operations	0.10	0.01
Net income	$0.23	$0.13
Diluted earnings per common share
Income before discontinued operations	$0.12	$0.11
Discontinued operations	0.10	0.02
Net income	$0.22	$0.13

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$7,987	$5,295
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,805	1,940
Depreciation and other amortization	8,063	6,867
Amortization of deferred financing costs	589	528
Amortization of value of acquired operating leases	(549)	(226)
Equity in loss (income) of unconsolidated entities	153	(11)
Gain on sales of real estate, including amounts in discontinued operations	(3,415)	(946)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(1,179)	(204)
Increase in accounts receivable, restricted cash and prepaid and other assets	(2,607)	(3,619)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	2,743	1,327
Other	564	914
Net cash provided by operating activities	15,154	11,865
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(26,427)	(19,300)
Proceeds from sales of properties	36,965	1,345
Investments in and advances to unconsolidated real estate joint ventures	(944)	(421)
Leasing commissions paid	(463)	(1,901)
Decrease (increase) in advances to certain real estate joint ventures	—	91
Other	(5,358)	(62)
Net cash provided by (used in) investing activities	3,773	(20,248)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	27,540	21,857
Repayments of mortgage and other loans payable	(41,608)	(24,363)
Deferred financing costs paid	(206)	(772)
Increase (decrease) in other liabilities	4,000	(5,022)
Net proceeds from issuance of common shares	566	23,660
Dividends paid	(8,066)	(6,777)
Distributions paid	(2,131)	(2,590)
Other	1,269	—
Net cash (used in) provided by financing activities	(18,636)	5,993
Net increase (decrease) in cash and cash equivalents	291	(2,390)
Cash and cash equivalents
Beginning of year	5,991	6,640
End of year	$6,282	$4,250

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.         Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully- integrated and self-managed real estate investment trust (“REIT”).  We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988.  As of March 31, 2003, our portfolio included 112 operating properties, including three owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2003 follows:

% Owned by COPT

Common Units	71%
Series A Preferred Units	100%
Series B Preferred Units	100%
Series C Preferred Units	0%
Series D Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%

The Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) (together with its subsidiaries defined as the “Service Companies”).  COMI’s consolidated subsidiaries are set forth below:

Entity Name	Type of Service Business
Corporate Realty Management, LLC (“CRM”)	Real Estate Management
Corporate Development Services, LLC (“CDS”)	Construction and Development
Corporate Cooling and Controls, LLC (“CC&C”)	Heating and Air Conditioning

2.                                    Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein.  These interim financial statements should be read together with the financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.  The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented.  These adjustments are of a normal recurring nature.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                We use four different accounting methods to report our investments in entities: the consolidation method, the equity method, the cost method and the financing method.

Consolidation Method

We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations.  This means the accounts of the entity are combined with our accounts.  We eliminate balances and transactions between companies when we consolidate these accounts.  Our Consolidated Financial Statements include the accounts of:

•                  COPT;

•                  the Operating Partnership and its subsidiary partnerships and LLCs;

•                  the Service Companies; and

•                  Corporate Office Properties Holdings, Inc. (of which we own 100%).

See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 affects our determination of when to use the consolidation method of accounting.

Equity Method

We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations.  Under the equity method, we report:

•                  our ownership interest in the entity’s capital as an investment on our Consolidated Balance Sheets; and

•                  our percentage share of the earnings or losses from the entity in our Consolidated Statements of Operations.

See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of FIN 46.  FIN 46 affects our determination of when to use the equity method of accounting.

Cost Method

We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over the entity’s operations.  Under the cost method, we report:

•                  the cost of our investment in the entity as an investment on our Consolidated Balance Sheets; and

•                  distributions to us of the entity’s earnings in our Consolidated Statements of Operations.

Financing Method

We use the financing method of accounting for certain real estate joint ventures. We use this method when we contribute a parcel of land into a real estate joint venture and have an option to acquire our  partner’s joint venture interest for a pre-determined purchase price.  Details of the financing method of accounting are described below:

•                  the costs associated with a land parcel at the time of its contribution into a joint venture are reported as commercial real estate properties on our Consolidated Balance Sheets;

•                  the cash received from a joint venture in connection with our land contribution is reported as other liabilities on our Consolidated Balance Sheets.  The liability is accreted towards the pre-determined purchase price over the life of our option to acquire our partner’s interest in the joint venture.  We also report interest expense in connection with the accretion of the liability;

•                  as construction of a building on the land parcel is completed and operations of the building commence, we report 100% of the revenues and expenses associated with the property on our Consolidated Statements of Operations; and

•                  construction costs and debt activity for the real estate project relating to periods after the land contribution are not reported by us.

At the time we exercise the option to acquire our partner’s joint venture interest, we begin consolidating the accounts of the entity with our accounts.  See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of FIN 46.  FIN 46 affects our determination of when to use the financing method of accounting.

Reclassification

        We reclassified certain amounts from the prior period to conform to the current period presentation of our Consolidated Financial Statements.  These reclassifications did not affect consolidated net income or shareholders’ equity.  See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of (1) our reclassification in connection with our accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and (2) our reclassification of 2002 losses on early retirement of debt in connection with our adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) on January 1, 2003.

3.         Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

We make estimates and assumptions when preparing financial statements under generally accepted accounting principles (“GAAP”).  These estimates and assumptions affect various matters, including:

•                  the reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements;

•                  the disclosure of contingent assets and liabilities at the dates of the financial statements; and

•                  the reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management’s control.  As a result, actual amounts could differ from these estimates.

Minority Interests

As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements.  However, we do not own 100% of the Operating Partnership.  Our Operating Partnership also did not own 11% of one of its subsidiary partnerships until September 11, 2002, when it acquired that remaining interest.  In addition, COMI did not own 20% of one of its subsidiaries, CC&C, until May 31, 2002, when it acquired that remaining interest.  The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities’ equity that we do not own.  The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities’ net income not allocated to us.

Common units of the Operating Partnership (“common units”) are substantially similar to our common shares of beneficial interest (“common shares”).  Common units are also exchangeable into our common shares, subject to certain conditions.

The only preferred units in the Operating Partnership not owned by us during the reporting periods were 1,016,662 Series C Preferred Units.

Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year.  Our computation of diluted EPS is similar except that:

•                  the denominator is increased to include the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and

•                  the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into common shares.

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the three months ended March 31,
	2003	2002
Numerator:
Numerator for basic EPS on net income available to common shareholders	$5,454	$2,762
Less: Income from discontinued operations, net	(2,435)	(316)
Numerator for basic EPS before discontinued operations	3,019	2,446
Add: Series D Preferred Share dividends	136	—
Numerator for diluted EPS before discontinued operations	3,155	2,446
Add: Income from discontinued operations, net	2,435	316
Numerator for diluted EPS on net income available to common shareholders	$5,590	$2,762
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	23,323	20,889
Assumed conversion of share options	972	765
Assumed conversion of Series D Preferred Shares	1,197	—
Denominator for diluted EPS	25,492	21,654

Basic EPS:
Income before discontinued operations	$0.13	$0.12
Income from discontinued operations	0.10	0.01
Net income available to common shareholders	$0.23	$0.13
Diluted EPS:
Income before discontinued operations	$0.12	$0.11
Income from discontinued operations	0.10	0.02
Net income available to common shareholders	$0.22	$0.13

Our diluted EPS computation for the three months ended March 31, 2003 only assumes conversion of share options and Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (the “Series D Preferred Shares”) because conversions of preferred units, common units and vesting of restricted common shares would increase diluted EPS in that year.  Our diluted EPS computation for the three months ended March 31, 2002 only assumes conversion of share options because conversions of Series D Preferred Shares, preferred units, common units and vesting of restricted common shares would increase diluted EPS in that year.

Stock-Based Compensation

We and the Service Companies recognize expense from share options issued to employees using the intrinsic value method.  As a result, we do not record compensation expense for share option grants except as set forth below:

•                  When the exercise price of a share option grant is less than the market price of our common shares on the option grant date, we recognize compensation expense equal to the difference between the exercise price and the grant-date market price; this compensation expense is recognized over the service period to which the options relate.

•                  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00.  We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options.  As of March 31, 2003, 7,700 of these shares options were outstanding.

•                  We recognize compensation expense on share options granted to employees of CRM and CC&C prior to January 1, 2001 equal to the difference between the exercise price of such share options and the market price of our common shares on January 1, 2001, to the extent such amount relates to service periods remaining after January 1, 2001.

We grant common shares subject to forfeiture restrictions to certain employees.  We recognize compensation expense for such grants over the service periods to which the grants relate.  We compute compensation expense for common share grants based on the value of such grants, as determined by the value of our common shares on the applicable measurement date, as defined below:

•                  When forfeiture restrictions on grants only require the recipient to remain employed by us over defined periods of time for such restrictions to lapse, the measurement date is the date the shares are granted.

•                  When forfeiture restrictions on grants require (1) that the recipient remain employed by us over defined periods of time and (2) that the Company meet certain performance criteria for such restrictions to lapse, the measurement date is the date that the performance criteria are deemed to be met.

Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

•                  an increase in general and administrative expenses of $39 in the three months ended March 31, 2003 and  $115 in the three months ended March 31, 2002; and

•                  an increase in our losses from service operations of $8 in the three months ended March 31, 2003 and a decrease in our losses from service operations of $36 in the three months ended March 31, 2002.

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the three months ended March 31,
	2003	2002
Net income available to common shareholders, as reported	$5,454	$2,762
Add: Stock-based compensation expense, net of related tax effects and minority interests, included in the determination of net income available to common shareholders	202	353
Less: Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(232)	(415)
Net income available to common shareholders, pro forma	$5,424	$2,700
Basic earnings per share on net income available to common shareholders, as reported	$0.23	$0.13
Basic earnings per share on net income available to common shareholders, pro forma	$0.23	$0.13
Diluted earnings per share on net income available to common shareholders, as reported	$0.22	$0.13
Diluted earnings per share on net income available to common shareholders, pro forma	$0.22	$0.12

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

On July 1, 2001, we adopted SFAS 141.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also requires upon the acquisition of operating real estate that value be assigned to in-place operating leases.  The effect of SFAS 141 on the Company’s accounting for in-place operating leases is as follows:

•                  Value is assigned to in-place operating leases to the extent that the future cash flows under the contractual lease terms are above or below market at the time of acquisition.  For example, if we acquire a property and the leases in place for that property carry rents below the market rent for such leases at the time of acquisition, we classify the amount equal to the difference as deferred revenue and increase the amount of the acquisition classified as investment in real estate.  Conversely, if the leases in place for that property carry rents above the market rent, we classify the amount equal to the difference as a deferred asset, and decrease the amount of the acquisition classified as investment in real estate.  Deferred revenue or deferred assets recorded in connection with in-place operating leases of acquired properties are amortized into rental revenue over the lives of the leases.

•                  Value is assigned to the deemed cost avoidance of acquiring in-place operating leases.  For example, when a new lease is entered into, the lessor typically incurs a number of origination costs in connection with the leases; such costs include tenant improvements and leasing costs.  When a property is acquired with in-place leases, the origination costs for such leases were already incurred by the prior owner.  Therefore, to recognize the value of these costs in recording a property acquisition, we assign value to the tenant improvements and leasing costs associated with the remaining term of in-place operating leases.  The value assigned reduces the amount of the acquisition attributable to the base building’s acquisition cost.  The value assigned to the tenant improvements and leasing costs is depreciated or amortized over the lives of the leases.  Since the depreciation period for tenant improvements and amortization period for leasing costs is less than the depreciation period attributable to a base building’s acquisition cost, the effect of SFAS 141 is to increase depreciation and amortization expense until the tenant improvements and leasing costs have been fully depreciated or amortized, and to decrease depreciation and amortization expense afterwards.

We reclassified certain items in connection with our accounting under SFAS 141 in the quarter ended March 31, 2003.  The primary effects of the reclassification to our Consolidated Financial Statements were as follows:

•                  since the in-place leases of properties acquired since July 1, 2001 were on average at below market rents, the application of SFAS 141 resulted in our recording of net deferred revenue; and

•                  we recognized additional rental revenue in 2002 associated with the amortization of the deferred revenue described above and recognized offsetting depreciation and amortization expense on tenant improvements and leasing costs associated with in-place leases.

We are changing our presentation of the effects of SFAS 141 on the results of operations by reclassifying the depreciation of tenant improvements and amortization of leasing costs associated with in-place operating leases of acquired properties from rental revenue to depreciation and amortization expense.  We believe that the revised presentation of the results of operations more closely reflects the economic substance of an acquisition transaction.  This change in classification increases rental revenues for the periods reported, with an offsetting increase to depreciation and amortization expense.  The reclassification described above changes certain financial statements line items in the Consolidated Financial Statements, as well as certain presentations of operating results and measures of performance that include rental revenue but exclude depreciation and amortization expense, that appear in our previous filings pertaining to 2002.  However, such changes do not affect net income, EPS or net cash flows.  Additional revenue recognized pursuant to these reclassifications under SFAS 141 totaled $549 for the three months ended March 31, 2003 and $226 for the three months ended March 31, 2002.

On January 1, 2003, we adopted SFAS 145.   SFAS 145 generally eliminates the requirement that gains and losses from the retirement of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to those of sale-leaseback transactions.  Certain aspects of the standard were effective for certain types of transactions occurring after May 15, 2002, although we had no such types of transactions.  Upon adoption, we reclassified all prior period losses on early retirement of debt from the line on the Consolidated Statements of Operations entitled “extraordinary item” to the line entitled “amortization of deferred financing costs.”  These reclassifications did not result in changes to net income available to common shareholders or basic and diluted EPS on net income available to common shareholders.  Losses from retirement of debt reclassified for the three months ended March 31, 2002 totaled $42.

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on a prospective basis for guarantees issued or modified after December 31, 2002.  FIN 45 clarifies the requirements of Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  It requires that a guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee.   Since our adoption of FIN 45’s provisions was prospective, we were not affected for our guarantees previously in place.  However, since we expect to continue to enter into guarantee arrangements covered within the scope of FIN 45 as we have in the past, we will be affected in the future primarily by having to record liabilities associated with such arrangements.

In January 2003, the FASB issued FIN 46.  FIN 46 provides guidance in identifying situations in which an entity is controlled by its owners without such owners owning most of the outstanding voting rights in the entity; it defines the entity in such situations as a variable interest entity (“VIE”).  Situations identified by FIN 46 include when the equity owners do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 then provides guidance in determining when an owner of a VIE should use the consolidation method in accounting for its investment in the VIE.  It also provides for additional disclosure requirements for certain owners of VIEs.  We will adopt FIN 46 on July 1, 2003 for VIEs created before February 1, 2003 and immediately for all subsequently created VIEs, although we were required to adopt certain disclosure requirements for purposes of these Consolidated Financial Statements.  While we are currently reviewing the provisions of FIN 46 and assessing the impact upon adoption, it is likely that we will need to begin using the consolidation method of accounting for certain of our unconsolidated real estate joint venture investments.  See Note 5 for disclosures pertaining to our unconsolidated real estate joint ventures.

4.         Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31, 2003	December 31, 2002
Land	$192,849	$191,823
Buildings and improvements	897,825	892,533
	1,090,674	1,084,356
Less: accumulated depreciation	(80,513)	(76,178)
	$1,010,161	$1,008,178

At December 31, 2002, we were negotiating the sale of our office property and adjacent undeveloped land parcels located in Oxon Hill, Maryland.  As a result, these properties were classified as held for sale.  The components associated with these properties at December 31, 2002 included the following:

December 31, 2002
Land - operational	$3,434
Land - development	357
Buildings and improvements	14,892
18,683
Less: accumulated depreciation	(1,891)
$16,792

We sold these properties on March 31, 2003.

Projects we had under construction or development consisted of the following:

	March 31, 2003	December 31, 2002
Land	$43,233	$24,641
Construction in progress	5,334	9,926
	$48,567	$34,567

2003 Acquisitions

On January 24, 2003, we completed the first phase of a $29.8 million, 108-acre land parcel acquisition from an affiliate of Constellation Real Estate, Inc. (“Constellation”).  The land parcel is located in an office park that we own in Annapolis Junction, Maryland.  The first phase was acquired for $21,339, of which $18,433 was financed by a seller-provided mortgage loan bearing interest at 3%.  Since we considered the interest rate on this loan to be below the market rate for similar loans, we discounted the recorded amounts for the acquisition and mortgage loan by $1,516.  Under an agreement that terminated on March 5, 2002, Constellation nominated two members for election to our Board of Trustees; these members still served on our Board of Trustees as of March 31, 2003.  The terms of the land parcel acquisition were determined as a result of arms-length negotiations.  In management’s opinion, the resulting terms reflected fair value for the property based on management’s knowledge and experience in the real estate market.

On March 4, 2003, we acquired an office building located in Annapolis, Maryland totaling approximately 155,000 square feet for $18,036.

2003 Construction/Development

During the three months ended March 31, 2003, a 123,743 square foot building that was partially operational at December 31, 2002 became 100% operational.  The building is located in Columbia, Maryland.

2003 Dispositions

On January 31, 2003, we contributed a developed land parcel into a real estate joint venture called NBP 220, LLC (“NBP 220”) and subsequently received a $4,000 distribution.  Upon completion of this transaction, we owned a 20% interest in NBP 220.  We have the option to acquire our joint venture partner’s interest between September 1, 2004 and February 28, 2005 or prior to that date if certain events defined in the agreement were to occur.  The minimum purchase price would be $4,911.  We account for our interest in this joint venture using the financing method of accounting, which is discussed in Note 2 above.  Our commitments and contingencies pertaining to NBP 220 are included in Note 16.

On March 14, 2003, we contributed a 157,394 square foot office building located in Fairfield, New Jersey into a real estate joint venture called Route 46 Partners, LLC and subsequently received a $19,960 distribution.  Upon completion of this transaction, we owned a 20% interest in the joint venture.  Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement.  Due primarily to a $3,300 loan we made to an affiliate of our joint venture partner as part of the transaction, we deferred a gain of $1,414 on this transaction.  See Notes 5 and 16 for further disclosures related to this joint venture.

On March 31, 2003, we sold an office property totaling 181,768 square feet and two adjacent land parcels located in Oxon Hill, Maryland, for a total purchase price of $21,288.  We recognized a total gain of $3,387 on this sale.

5.                                    Investments in and Advances to Unconsolidated Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	March 31, 2003	December 31, 2002	Date Acquired	Ownership % at 3/31/03	Nature of Activity	Total Assets at 3/31/2003	Maximum Exposure to Loss (5)
Gateway 67, LLC	$4,018	$4,130	9/28/00	80%	Owns newly-constructed buildings (1)	$11,069	$14,618
Gateway 70 LLC	2,443	2,472	4/5/01	80%	Developing land parcel (1)	3,472	2,443
NBP 140, LLC	1,156	230	12/27/01	10%	Constructing building (2)	11,047	19,256
Route 46 Partners, LLC	877	—	3/14/03	20%	Operating building (3)	23,520	1,197
MOR Forbes 2 LLC	730	712	12/24/02	80%	Constructing building (4)	2,953	5,430
MOR Montpelier 3 LLC	455	455	2/21/02	50%	Developing land parcel (1)	888	455
	$9,679	$7,999				$52,949	$43,399

(1)         This joint venture’s property is located in Columbia, Maryland.

(2)         This joint venture’s property is located in Annapolis Junction, Maryland.

(3)         This joint venture’s property is located in Fairfield, New Jersey.

(4)         This joint venture’s property is located in Lanham, Maryland.

(5)         Derived from the sum of our investment balance, loan guarantees (based on maximum loan balance) and maximum additional unilateral capital contributions required from us.  Not reported above are additional amounts that we and our partners are required to fund when needed by these joint ventures; these funding requirements are proportional to our ownership percentage, except in the case of NBP 140, LLC, in which we are required to fund 50% of additional fundings.

Our commitments and contingencies pertaining to our unconsolidated real estate joint ventures are disclosed in Note 16.

The following table sets forth condensed combined balance sheets for these unconsolidated real estate joint ventures:

	March 31, 2003	December 31, 2002
Commercial real estate property	$50,767	$25,463
Other assets	2,182	493
Total assets	$52,949	$25,956

Liabilities	$30,957	$12,636
Owners’ equity	21,992	13,320
Total liabilities and owners’ equity	$52,949	$25,956

As discussed in Note 3, we are currently reviewing the provisions of FIN 46 and assessing the impact upon our adoption, but it is likely that we will need to begin using the consolidation method of accounting for certain of our unconsolidated real estate joint venture investments.

6.         Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $1,207 at March 31, 2003 and $767 at December 31, 2002.

7.         Investments in and Advances to Other Unconsolidated Entities

Our investments in and advances to other unconsolidated entities include the following:

	March 31, 2003	December 31, 2002	Date Acquired	Ownership % at 03/31/03	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)   TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

8.         Deferred Charges

Deferred charges consisted of the following:

	March 31, 2003	December 31, 2002
Deferred leasing costs	$20,829	$22,180
Deferred financing costs	11,671	11,458
Goodwill	1,880	1,880
Deferred costs associated with acquired operating leases	1,281	1,281
Deferred other	155	155
	35,816	36,954
Accumulated amortization (1)	(14,566)	(13,755)
Deferred charges, net	$21,250	$23,199

(1)   Includes accumulated amortization associated with other intangibles of $151 at March 31, 2003 and December 31, 2002.

9.         Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR Base	Effective Date	Expiration Date	Fair Value at March 31, 2003	Fair Value at December 31, 2002
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(660)	$(482)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	(133)	—
Interest rate swap	50.0	5.760%	1/2/2001	1/2/2003	—	(12)
Total					$(793)	$(494)

We have designated each of these derivatives as cash flow hedges.  These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  At March 31, 2003, our outstanding interest rate swaps were considered highly effective cash flow hedges under Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities.”

The table below sets forth our accounting application of changes in derivative fair values:

	For the three months ended
	March 31,
	2003	2002
(Decrease) increase in fair value applied to AOCL (1) and minority interests	$(299)	$1,063
Decrease in fair value recognized as loss (2)	$—	$(2)

(1)                   AOCL is defined below.

(2)                   Represents hedge ineffectiveness and is included in tenant recoveries and other revenue on our Consolidated Statements of Operations

Over time, the unrealized losses associated with interest rate swaps that are held in the accumulated other comprehensive loss component of shareholders’ equity (“AOCL”) and minority interests will be reclassified to earnings as interest payments occur on our LIBOR-based borrowings.

10.                            Shareholders’ Equity

Common Shares

In January 2003, we issued 86,724 common shares to certain employees; these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.

During the three months ended March 31, 2003, forfeiture restrictions lapsed on 41,407 common shares issued to officers.

We issued 72,922 common shares in connection with the exercise of share options during the three months ended March 31, 2003.

A summary of the activity in the AOCL component of shareholders’ equity for the three months ended March 31, 2003 follows:

Beginning balance	$(349)
Unrealized loss on interest rate swaps, net of minority interests	(211)
Ending balance	$(560)

11.       Dividends and Distributions

The following table summarizes our dividends and distributions for the three months ended March 31, 2003:

	Record Date	Payable Date Record Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6250	$781
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6250	$781

Series D Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2500	$136
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2500	$136

Series E Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6406	$737
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6172	$880
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6172	$880

Common Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2200	$5,114
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2200	$5,139

Series C Preferred Units:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.5625	$572
First Quarter 2003	March 31, 2003	April 15, 2003	$0.5625	$572

Common Units:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2200	$1,978
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2200	$1,978

12.                            Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2003	2002
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$16,917	$3,000
Notes receivable assumed upon sales of real estate	$3,300	$1,040
Investment in real estate joint venture obtained with disposition of property	$2,300	$—
Decrease in accrued capital improvements	$(1,183)	$(408)
Amortization of discount on mortgage loan to commercial real estate properties	$85	$—
Accretion of other liability to commercial real estate properties	$84	$—
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(299)	$1,063
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$—	$2,070
Dividends/distribution payable	$9,819	$9,426

13.                            Information by Business Segment

We have six primary office property segments: Baltimore/Washington Corridor, Northern Virginia, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg and Surburban Maryland.

The table below reports segment financial information.  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments.  We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income (“NOI”).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Other	Total
Three months ended March 31, 2003:
Revenues	$22,848	$5,860	$2,506	$4,522	$2,493	$2,482	$1,709	$42,420
Property operating expenses	8,027	1,883	34	1,628	747	1,024	659	14,002
NOI	$14,821	$3,977	$2,472	$2,894	$1,746	$1,458	$1,050	$28,418
Commercial real estate property expenditures	$41,376	$264	$143	$201	$127	$139	$80	$42,330
Segment assets at March 31, 2003	$638,915	$115,564	$103,340	$86,211	$70,227	$42,160	$91,430	$1,147,847

Three months ended March 31, 2002:
Revenues	$18,984	$2,768	$2,506	$4,921	$2,407	$1,506	$1,636	$34,728
Property operating expenses	5,511	1,091	41	1,709	597	636	608	10,193
NOI	$13,473	$1,677	$2,465	$3,212	$1,810	$870	$1,028	$24,535
Commercial real estate property expenditures	$20,139	$263	$123	$203	$708	$43	$413	$21,892
Segment assets at March 31, 2002	$544,877	$64,808	$104,746	$110,235	$71,564	$32,041	$85,181	$1,013,452

The following table reconciles our NOI for reportable segments to income before income taxes and discontinued operations as reported in our Consolidated Statements of Operations:

	For the three months ended March 31,
	2003	2002
NOI for reportable segments	$28,418	$24,535
Equity in (loss) income of unconsolidated real estate joint ventures	(153)	18
Losses from service operations	(81)	(90)
Add: Gain on sales of real estate	404	946
Less:
Interest	(10,135)	(8,575)
Depreciation and other amortization	(8,044)	(6,715)
General and administrative	(1,948)	(2,170)
Amortization of deferred financing costs	(589)	(528)
Minority interests	(1,787)	(1,771)
Discontinued operations	(554)	(698)
Income before income taxes and discontinued operations	$5,531	$4,952

We did not allocate gain on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate equity in (loss) income of unconsolidated real estate joint ventures, losses from service operations, general and administrative expense and minority interests since these items represent general corporate items not attributable to segments.

14.       Income Taxes

COMI’s provision for income tax benefit consists of the following:

	For the three months ended March 31,
Current	2003	2002
Federal	$14	$10
State	3	2
	17	12
Deferred
Federal	10	23
State	2	5
	12	28
Total	29	40
Less: minority interests	(8)	(13)
Income tax benefit, net of minority interests	$21	$27

Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with stock-based compensation.

COMI’s combined Federal and state effective tax rate for the three months ended March 31, 2003 and 2002 was approximately 40%.

15.       Discontinued Operations

The table below sets forth the components of income from discontinued operations:

	For the three months ended March 31,
	2003	2002
Revenue from real estate operations	$902	$1,015
Expenses from real estate operations:
Property operating expenses	348	317
Depreciation and amortization	19	153
Interest expense	100	73
Expenses from real estate operations	467	543
Earnings from real estate operations before gain on sale of real estate and minority interests	435	472
Gain on sale of real estate	3,011	—
Income from discontinued operations before minority interests	3,446	472
Minority interests in discontinued operations	(1,011)	(156)
Income from discontinued operations, net of minority interests	$2,435	$316

16.       Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties.  Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, operations or liquidity. We are subject to various Federal, state and local environmental regulations related to our property ownership and operation.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

At March 31, 2003, we were under contract to acquire from Constellation the second phase of a 108-acre land purchase for a minimum purchase price of $8,881.  We expect to acquire this parcel by the middle of 2003.

Joint Ventures

In the event that costs to complete construction of buildings owned by two of our joint ventures exceed amounts funded by credit facilities and member investments previously made, we will be responsible for making additional investments in these joint ventures of up to $8,500.  We do not expect that such contributions will be necessary.

We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $320 to fund our partners’ preferred return; we do not expect that such contributions will be necessary.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.

We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

As of March 31, 2003, we served as guarantor for the repayment of mortgage loans totaling $11,685 for certain of our unconsolidated real estate joint ventures in the event that the joint ventures default on the payment of such loans.  The maturity dates of these loans range from May 2003 to November 2004.

In four of our unconsolidated real estate joint ventures owned as of March 31, 2003, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

(1)          an 18-month period passes from the date of completion of the shell of the final building to be constructed by the joint venture;

(2)          at the end of the 18-month period, the aggregate leasable square footage of the joint venture’s buildings is 90% leased and occupied by tenants who are not in default under their leases; and

(3)          six months pass from the end of the 18-month period and either the buildings have not been sold or we have not acquired the other members’ interest.

The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date.  As of March 31, 2003, none of the four real estate joint ventures had completed the shell construction on their final building.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $2.1 million; however, since the determination of this amount is dependent on the operations of the properties and none of these properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

We would be required to acquire the other members’ interests in NBP 140, LLC and NBP 220, LLC in the event that the joint ventures default on their obligations as landlords or do not meet established construction completion timeframes.  The minimum amount we would need to acquire these membership interests is $10,262 at March 31, 2003.

Operating Leases

We are obligated under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of March 31, 2003 were as follows:

2003	$516
2004	564
2005	548
2006	286
$1,914

Land Leases

We are obligated under leases for two parcels of land; we have a building located on one of these parcels and the other parcel is being developed.  These leases provide for monthly rent on one parcel through March 2098 and the other through September 2099.  Future minimum annual rental payments due under the terms of these leases as of March 31, 2003 were as follows:

2003	$265
2004	353
2005	353
2006	353
2007	353
Thereafter	32,064
$33,741

Vehicle Leases

We are obligated under various leases for vehicles.  Future minimum annual rental payments due under the terms of these leases as of March 31, 2003 were as follows:

2003	$235
2004	242
2005	157
2006	75
$709

17.                            Pro Forma Financial Information (Unaudited)

We accounted for our 2002 and 2003 acquisitions of consolidated entities using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2003.

We prepared our pro forma condensed consolidated financial information presented below as if all of our 2002 and 2003 acquisitions and dispositions involving operating properties had occurred on January 1, 2002.  The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred on January 1, 2002, nor is it intended to indicate our results of operations for future periods.

	For the three months ended March 31,
	2003	2002

Pro forma total revenues	$40,603	$36,218
Pro forma net income available to common shareholders	$3,199	$3,069
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.14	$0.15
Diluted	$0.13	$0.14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this section, we discuss our financial condition and results of operations for the three months ended March 31, 2003.  This section includes discussions on, among other things:

•                  why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2003 compared to the same period in 2002;

•                  what our primary sources and uses of cash were in the three months ended March 31, 2003;

•                  how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2003;

•                  significant changes since December 31, 2002 in our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  how we intend to generate cash for short- and long-term capital needs; and

•                  the computation of our funds from operations.

You should refer to our Consolidated Financial Statements and “Operating Data Variance Analysis” table set forth below as you read this section.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate” or other comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Important factors that may affect these expectations, estimates and projections include, but are not limited to: our ability to borrow on favorable terms; general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability; adverse changes in the real estate markets including, among other things, increased competition with other companies; risks of real estate acquisition and development, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated; risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives; governmental actions and initiatives; and environmental requirements.  We undertake no obligation to update or supplement forward-looking statements.

Corporate Office Properties Trust

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended March 31,
	2003	2002	Variance	% Change
Real Estate Operations:
Revenues
Rental revenue	$35,989	$29,891	$6,098	20%
Tenant recoveries and other revenue	5,529	3,822	1,707	45%
Revenues from real estate operations	41,518	33,713	7,805	23%
Expenses
Property operating	13,654	9,876	3,778	38%
Interest	10,135	8,575	1,560	18%
Amortization of deferred financing costs	589	528	61	12%
Depreciation and other amortization	8,044	6,715	1,329	20%
Expenses from real estate operations	32,422	25,694	6,728	26%
Earnings from real estate operations before equity in (loss) income of unconsolidated real estate joint ventures	9,096	8,019	1,077	13%
Equity in (loss) income of unconsolidated real estate joint ventures	(153)	18	(171)	(950%	)
Earnings from real estate operations	8,943	8,037	906	11%
Losses from service operations	(81)	(90)	9	(10%	)
General and administrative expense	(1,948)	(2,170)	222	(10%	)
Gain on sales of real estate	404	946	(542)	(57%	)
Income before minority interests, income taxes and discontinued operations	7,318	6,723	595	9%
Minority interests	(1,787)	(1,771)	(16)	(1%	)
Income tax benefit, net	21	27	(6)	(22%	)
Income from discontinued operations, net	2,435	316	2,119	671%
Net income	7,987	5,295	2,692	51%
Preferred share dividends	(2,533)	(2,533)	—	0%
Net income available to common shareholders	$5,454	$2,762	$2,692	97%
Basic earnings per common share
Income before discontinued operations	$0.13	$0.12	$0.01	8%
Net income	$0.23	$0.13	$0.10	77%
Diluted earnings per common share
Income before discontinued operations	$0.12	$0.11	$0.01	9%
Net income	$0.22	$0.13	$0.09	69%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Comparison of the three months ended March 31, 2003 and 2002

We believe that the economic slowdown in the United States affected our property operations by decreasing occupancy in certain of our properties, which in turn led to decreased revenues in those properties.  Occupancy in our portfolio decreased from 93.9% at March 31, 2002, to 93.0% at December 31, 2002 to 90.8% at March 31, 2003; this decrease was felt most in our Baltimore/Washington Corridor properties, where occupancy decreased from 92.8% at March 31, 2002, to 91.3% at December 31, 2002 to 87.5% at March 31, 2003.  Lower occupancy rates and the resulting increased competition for tenants in our operating regions placed downward pressure on rental rates in most of these regions, a trend that will affect us further as we attempt to lease vacant space and renew leases scheduled to expire on occupied space.  Our rate of tenant renewals for square footage associated with expiring leases decreased from 56.7% for the three months ended March 31, 2002 to 37.4% for the three months ended March 31, 2003.  Our exposure to continued pressure on occupancy and rental rates in the short term is reduced somewhat by the fact that as of March 31, 2003, leases on only 19% of our occupied square feet were scheduled to expire by the end of 2004.

We believe that the economic slowdown adversely affected a number of our tenants during the year.  Bad debt expense increased $323,000 ($241,000 of which related to one tenant) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Magellan Health Services, Inc. (“Magellan”), a tenant in 150,622 square feet in two of our buildings, filed for Chapter 11 bankruptcy protection during the quarter; Magellan’s leases for these spaces expire on October 31, 2003 and August 31, 2004, although we were negotiating their renewal since Magellan was current in making payments under these leases through March 31, 2003.  We also had several other tenants who were current in fulfilling their lease obligations as of March 31, 2003 that we believe could encounter financial difficulties in the foreseeable future.  However, the economic slowdown has not had a materially adverse effect on the timing of our accounts receivable collections; while our accounts receivable balance increased from $3.5 million at December 31, 2002 to $7.6 million at March 31, 2003, most of this increase is attributable to large construction billings to tenants that took place prior to the end of the period.

We experienced changes in our tenant base during the three months ended March 31, 2003 due to leasing activity.  The following schedule lists our twenty largest tenants based on annualized rental revenue (defined below) as of March 31, 2003:

Rank	Tenant	Total Annualized Rental Revenue at 3/31/03	Percentage of Total Annualized Rental Revenue
		(in thousands)
1	United States of America	$20,550	13.6%
2	Computer Sciences Corporation (1)	9,871	6.5%
3	AT&T Local Services (1)	9,028	6.0%
4	Unisys (2)	7,593	5.0%
5	General Dynamics Government Corporation	4,385	2.9%
6	Booz Allen Hamilton	3,961	2.6%
7	Ciena Corporation	3,874	2.6%
8	The Aerospace Corporation	3,298	2.2%
9	Northrop Grumman Corporation	3,290	2.2%
10	Magellan Health Services, Inc.	3,282	2.2%
11	The Boeing Company (1)	3,185	2.1%
12	The Commonwealth of Pennsylvania (1)	2,661	1.7%
13	Merck & Co., Inc. (2)	2,281	1.5%
14	Johns Hopkins University (1)	2,137	1.4%
15	Carefirst, Inc. and Subsidiaries (1)	2,040	1.3%
16	USinternetworking, Inc.	1,935	1.2%
17	Comcast Cablevision/Comcast Corporation	1,577	1.0%
18	Sun Microsystems, Inc.	1,559	1.0%
19	Lockheed Martin Corporation	1,448	1.0%
20	First American Credit Management Solutions	1,416	0.9%
	Subtotal of 20 largest tenants	89,371	58.9%
	All Remaining Tenants	62,239	41.1%
	Total	$151,610	100.0%

(1)     Includes affiliated organizations and agencies.

(2)     Unisys subleases space to Merck and Co., Inc; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point-in-time.  It is computed by multiplying by 12 the sum of monthly contractual base rent and estimated monthly expense reimbursements under active leases as of a point-in-time.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it would not contain increases and decreases in revenue associated with periods where lease terms were not in effect; historical GAAP revenue would contain such fluctuations.  We find the measure particularly useful for tenant, segment and industry analysis.

Our properties are concentrated in the Mid-Atlantic region of the United States, a region that encountered snowfall of record proportions during the three months ended March 31, 2003.  The large snowfall required us to incur higher than normal snow removal expenses, which increased our overall property operating expenses.  While the increased property expenses resulted in higher tenant recovery revenue, the structures of many of our leases do not enable us to recover the total increase in property operating expenses from tenants and we do not recover expenses to the extent that buildings are vacant.

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Store Properties.”  For example, when comparing the first quarters of 2002 and 2003, Same-Store Properties would be properties owned and 100% operational from January 1, 2002 through March 31, 2003.

•                  Changes attributable to operating properties acquired during or in between the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

•                  Changes attributable to properties sold.  We define these as changes from “Sold Properties.”

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions (1)	Same-Store Properties		Sold Properties	Other	Total
	Dollar Change	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations
Rental revenue	$5,731	$821	3%	$(454)	$—	$6,098
Tenant recoveries and other revenue	751	909	25%	27	20	1,707
Total	$6,482	$1,730	5%	$(427)	$20	$7,805

Property operating expenses	$2,040	$1,824	20%	$(163)	$77	$3,778

Number of operating properties	16	93	N/A	1	N/A	110

(1) Includes 11 acquired properties and 5 newly-constructed properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  However, the total revenues from these properties were adversely affected by property vacancies and the slow lease-up of newly-constructed buildings, conditions that we believe were attributable to the economic slowdown.  The increase in these properties’ operating expenses included $260,000 in snow removal expenses.

The increase in rental revenue from the Same-Store Properties includes a $1.1 million increase in net revenue from the early termination of leases that is attributable to a lease terminated in March 2003.  To explain further, when tenants terminate their lease obligations early, they typically pay a fee to break these obligations.  We recognize such fees as revenue at the time of the lease terminations and write-off any deferred rents receivable associated with the leases against that revenue, the resulting remainder being the net revenue from the early termination of the leases.  Rental revenue from the Same-Store Properties would have decreased had it not been for the net revenue from the early termination of leases due mostly to decreased occupancy in these properties; the average month-end occupancy levels in these properties decreased from 92.4% in the three months ended March 31, 2002 to 91.9% in the three months ended March 31, 2003.  We attribute the decrease in occupancy to the economic slowdown in the United States, which we believe adversely affected business conditions and office occupancy rates in most of our regions.  This trend increased competition for tenants and placed downward pressure on rental rates.  Tenant recoveries and other revenue from the Same-Store Properties increased primarily due to the increase in property operating expenses described below.

The increase in the Same-Store Properties’ property operating expenses included the following:

•                  $1.5 million, or 849%, increase in snow removal due to higher snowfall in 2003; and

•                  $213,000, or 135%, increase in expense associated with doubtful or uncollectible receivables, $242,000 of which was attributable to one tenant that declared bankruptcy in a prior year.

Our interest expense and amortization of deferred financing costs increased 18% due primarily to a 25% increase in our average outstanding debt balance resulting from our 2002 and 2003 acquisition and construction activities, offset by a decrease in our weighted average interest rates from 6.5% to 5.9%.  Of the $1.3 million increase in our depreciation and other amortization expense, $1.6 million was attributable to the Property Additions.

General and administrative expenses decreased $222,000 or 10%, due primarily to additional employee bonus expense in 2002, including additional discretionary bonuses awarded to officers in 2002 that were associated with performance in the prior year.

During the three months ending March 31, 2003, we realized an increase of $2.5 million in gains on sales of real estate, most of which related to an operating property which was reported in discontinued operations on our Consolidated Statements of Operations; Note 4 to the Consolidated Financial Statements contains further information regarding these real estate sales, and Note 15 to the Consolidated Financial Statements contains information regarding our income from discontinued operations.

Basic and diluted earnings per common share increased due primarily to the changes discussed above, including, most notably, the gains on sales of real estate.

Liquidity and Capital Resources

Cash provided from operations is our primary source of liquidity to fund dividends and distributions, pay debt service and fund working capital requirements.  We expect to continue to use cash provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, debt service, dividend and distribution requirements and recurring capital improvements and leasing commissions.  We do not anticipate borrowing to meet these requirements.  Factors that could negatively affect our ability to generate cash from operations in the future are discussed in our 2002 Annual Report on Form 10-K.

We historically have financed our long-term capital needs, including property acquisition and construction activities, through a combination of the following:

•                  cash from operations;

•                  borrowings from our secured revolving credit facility with Bankers Trust Company (the “Revolving Credit Facility”);

•                  borrowings from new loans;

•                  equity issuances of common shares, preferred shares, common units and/or preferred units;

•                  contributions from outside investors into real estate joint ventures; and

•                  proceeds from sales of real estate.

We often use our Revolving Credit Facility to initially finance much of our investing and financing activities.  We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.  Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral.  As of May 7, 2003, the maximum amount available under our Revolving Credit Facility was $122.9 million, of which $12.9 million was unused.

In 2003, we entered into a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million.  As of May 7, 2003, $6.1 million was unused, although such amount was not available for borrowing until additional properties were pledged as collateral.

Off-Balance Sheet Arrangements

This section describes significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2002 Annual Report on Form 10-K.  We own real estate through joint ventures when suitable equity partners are available at attractive terms.  Each of our real estate joint ventures has a two-member management committee that is responsible for making major decisions (as set forth in the joint venture agreement), and we control one of the management committee positions in each case.

During the three months ended March 31, 2003, we acquired a 20% interest in a construction joint venture that is managed by us, bringing our total investments in such joint ventures to two as of period end.  The primary purpose behind the use of this joint venture structure is to enable us to leverage most of the equity requirements and reduce our risk in the project’s construction.  We have the option to acquire our joint venture partner’s interest in this new joint venture for a pre-determined purchase price over a limited period of time.   The earliest date that we can exercise this purchase option is September 1, 2004 for a purchase price of $4.9 million.  If we do not elect to exercise this purchase option, our partner can take control of the joint venture’s management committee by appointing an additional position to the committee.  We could be required to purchase our partner’s interest for a minimum purchase price of $4.9 million in the event that the joint venture defaults on its obligations as landlord or does not meet established construction completion timeframes.  We serve as the sole guarantor for repayment of the joint venture’s construction loans, although no such loans were outstanding as of March 31, 2003.  We also have a unilateral obligation to make additional capital contributions of up to $4.5 million if construction overruns or certain other events occur.  We earn construction, property management and guaranty fees (once a construction loan is obtained) from this joint venture.

During the three months ended March 31, 2003, we contributed an office building into a joint venture in exchange for cash and a 20% interest in the joint venture.  This joint venture enabled us to dispose of most of our investment in a property that we believe realized most of its earnings growth potential.  We manage the joint venture’s property operations and any required construction projects and earn fees for these services.  Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement.

Mortgage and other loans payable at March 31, 2003 consisted of the following:

March 31,
2003
Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004 (1)	$99,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	78,572
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	56,914
KeyBank National Association, LIBOR + 1.75%, maturing November 2003 (1)	36,000
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	33,653
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	33,593
Allstate Life Insurance Company, 5.6%, maturing January 2013	29,310
State Farm Life Insurance Company, 6.51%, maturing August 2012	27,487
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004 (1)	26,415
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,888
State Farm Life Insurance Company, 7.9%, maturing April 2008	25,312
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,586
Allstate Life Insurance Company, 6.93%, maturing July 2008	20,446
Allstate Life Insurance Company, 5.6%, maturing January 2013	19,540
Wachovia Bank, National Association, LIBOR + 1.9%, maturing January 2005 (2)	18,900
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	17,063
Jolly Knolls, LLC, 3%, maturing December 2007 (3)	17,003
KeyBank National Association, LIBOR + 2.0%, maturing August 2003 (1)	16,000
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,809
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,612
IDS Life Insurance Company, 7.9%, maturing March 2008	13,223
Bank of America, LIBOR + 1.75%, maturing December 2003 (4)	12,710
SunTrust Bank, LIBOR + 1.5%, maturing July 2003 (5)	12,000
Allfirst Bank, LIBOR +1.75%, maturing April 2004	10,904
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,710
Allfirst Bank, LIBOR + 1.75%, maturing July 2003	6,392
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,614
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,868
Seller loan, 8.0%, maturing May 2007	1,466

$707,990

(1) May be extended for a one-year period, subject to certain conditions.

(2) Individual borrowings under this line of credit have one-year maturities.

(3) Note with a face value of $18,433, discounted using a rate of 6%.  The lender is an affiliate of Constellation Real Estate, Inc.

(4) Construction loan with a total commitment of $14,000.

(5) May be extended for two six-month periods, subject to certain conditions.

We have guaranteed the repayment of $229.7 million of the mortgage and other loans set forth above.

Tabular Disclosure of Contractual Obligations

The following table summarizes certain of our material contractual cash obligations associated with investing and financing activities as of March 31, 2003 (in thousands):

	For the Periods Ended December 31,
	2003	2004 to 2005	2006 to 2007	Thereafter	Total
Contractual obligations
Mortgage loans payable (1)	$89,922	$197,011	$139,030	$282,027	$707,990
Acquisitions of properties (2)	8,881	—	—	—	8,881
Capital lease obligations (3)	29	44	3	—	76
Operating leases (3)	1,016	2,217	1,067	32,064	36,364
Total contractual cash obligations	$99,848	$199,272	$140,100	$314,091	$753,311

Other commitments (4)
Guarantees of joint venture loans (5)	$1,130	$10,555	$—	$—	$11,685

(1)     Our loan maturities in 2003 include $16.0 million in August and $36.0 million in November, each of which may be extended for a one-year period, subject to certain conditions; they also include a $12.0 million maturity in July that may be extended for two six-month periods, subject to certain conditions.  We expect to repay our other 2003 loan maturities primarily by obtaining new loans.

(2)     Represents the second phase of a 108-acre land parcel that we were under contract to acquire from Constellation Real Estate, Inc., a related party.  We acquired the first phase of this project on January 24, 2003 for $21,339, of which $18,433 was financed by a seller-provided mortgage loan that we recorded at a discount of $1,516 (see Note 4 to the consolidated financial statements). We expect to acquire the second phase by mid-2003 using proceeds from an additional seller-provided mortgage loan.

(3)     We expect to pay these items using cash generated from operations.

(4)     Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners or make additional contributions to fund construction overruns in joint ventures.

(5)     We do not expect to have to fulfill our obligation as guarantor of joint venture loans.

In addition to the commitments set forth above, we had tenant improvement costs to incur on leases in place at March 31, 2003 that we expect to fund using cash flows from operations.  We had preliminary construction costs to incur on projects that we expect to finance initially using cash reserves and long-term using construction loan facilities expected to be obtained.  We also were under contract to incur costs under construction projects that we manage for third-parties; these third-parties are under contract to reimburse us for these costs.  We had no other material contractual obligations as of March 31, 2003.

Investing and financing activities for the three months ended March 31, 2003

During the three months ended March 31, 2003, we acquired one office building totaling 155,000 square feet for $18.0 million and a parcel of land for $21.3 million.  These acquisitions were financed using the following:

•                  $31.5 million from new mortgage loans;

•                  $2.5 million in borrowings from our Revolving Credit Facility;

•                  $2.3 million in funds escrowed from a previous property sale; and

•                  cash reserves for the balance.

We intend to develop the new parcel of land acquired and construct multiple buildings on the land.  We expect that the land will require approximately $2.0 million in development related costs over the next two years prior to commencement of construction activities on the buildings; we expect to fund these costs using a combination of cash flow from operations and proceeds from our Revolving Credit Facility.  When construction of the buildings is ready to commence, we expect to obtain construction loans to finance the construction activities.  In addition, as construction of the buildings commences, we will need to pay down the portion of the existing loan on the property that is attributable to the land where the construction is taking place (the total loan balance at March 31, 2003 was $18.4 million, excluding a discount recorded on the loan); we expect to fund these loan pay downs primarily using proceeds from our Revolving Credit Facility.  The timing of development and construction activities is dependent on the demand for office space in the real estate market.

During the three months ended March 31, 2003, a building totaling 123,743 square feet that was partially operational and 63% pre-leased at December 31, 2002 became 100% operational.  We estimate that costs incurred for this project will total approximately $23.5 million upon completion of this project.  Costs incurred on this project through March 31, 2003 totaled $21.8 million, of which $180,000 was incurred in the three months ended March 31, 2003.  We have a construction loan facility in place totaling $14.0 million to finance the construction of this project; borrowings under this facility totaled $12.7 million at March 31, 2003.  We also used borrowings from our Revolving Credit Facility and cash reserves funded by a portion of our debt refinancing proceeds.

The table below sets forth the major components of our 2003 property additions (in thousands):

	For the three months ended
	March 31, 2003
Acquisitions	$37,918
Construction and development	1,801
Tenant improvements on operating properties	2,315	(1)
Capital improvements on operating properties	296
	$42,330

(1)     Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Our investments in unconsolidated real estate joint ventures increased $1.7 million during the three months ended March 31, 2003 due primarily to advances to NBP 140, LLC and our investment in Route 46 Partners, LLC, which is discussed in Note 5 to our Consolidated Financial Statements.

During the three months ended March 31, 2003, we sold an office building and two land parcels for $21.3 million.  We also contributed an office building into a joint venture and subsequently received a $20.0 million cash distribution; we provided a loan of $3.3 million to an affiliate of our partner in the joint venture.  The net proceeds from these transactions after transaction costs and the $3.3 million loan provided by us totaled $37.0 million; these proceeds were used as follows:

•                  $29.5 million to pay down our Revolving Credit Facility; and

•                  $7.5 million to fund a cash escrow that will be applied towards a future acquisition;

During 2003, we borrowed $38.5 million under mortgages and other loans, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•                  $31.5 million to finance acquisitions;

•                  $4.0 million to pay down our Revolving Credit Facility;

•                  $1.1 million to finance construction activities; and

•                  the balance to fund cash reserves.

Cash Flows

We generated net cash flow from operating activities of $15.2 million for the three months ended March 31, 2003, an increase of $3.3 million from the three months ended March 31, 2002; this increase was due primarily to operating cash flow generated from our newly-acquired and newly-constructed properties.  Our net cash flow from investing activities for the three months ended March 31, 2003 increased $24.0 million from the three months ended March 31, 2002 due primarily to a $35.6 million increase in proceeds from sales of properties, offset by a $7.1 million increase in purchases of and additions to commercial real estate.  Our net cash flow from financing activities for the three months ended March 31, 2003 decreased $24.6 million from the three months ended March 31, 2002; this decrease included the following: a $23.1 million decrease in proceeds from the issuance of equity instruments; a $17.2 million increase in repayments of mortgage and other loans; and a $9.0 million decrease in cash flow associated with loans recorded for real estate joint ventures accounted for using the financing method of accounting.

 Funds From Operations

Funds from operations (“FFO”) means net income (loss) computed using GAAP, excluding gains (or losses) from debt restructuring and sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Gains from newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services is the primary revenue generating activity; we believe that inclusion of these development gains is in compliance with the FFO definition, although others may interpret the definition differently.  Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time.  The National Association of Real Estate Investment Trusts (“NAREIT”) stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”  As a result, the concept of FFO was created by NAREIT for the REIT industry to “address this problem.”  We agree with the concept of FFO and believe that FFO is useful to investors as a supplemental measure of operating performance.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs, although the FFO we present may not be comparable to the FFO of other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO.  We believe that net income available to common shareholders is the most directly comparable GAAP measure to FFO.  Our FFO for the three months ended March 31, 2003 and 2002 and our reconciliation of FFO to net income available to common shareholders are set forth in the following table:

	For the three months ended
	March 31,
	2003	2002 (1)
	(Dollars and shares in thousands)
Net income available to common shareholders	$5,454	$2,762
Add: Real estate-related depreciation and amortization	7,980	6,828
Add: Minority interests - common units in the Operating Partnership	2,233	1,337
Less: Gain on sales of real estate properties, excluding redevelopment portion (2)	(2,843)	(93)
Funds from operations - basic (“basic FFO”)	12,824	10,834
Add: Preferred unit distributions	572	572
Add: Convertible preferred share dividends	136	136
Add: Restricted common share dividends	83	—
Expense associated with dilutive options	6	14
Funds from operations - diluted (“diluted FFO”)	$13,621	$11,556

Weighted average common shares	23,323	20,889
Conversion of weighted average common units	8,990	9,607
Weighted average common shares/units - basic FFO	32,313	30,496
Conversion of share options	1,015	828
Conversion of weighted average preferred shares	1,197	1,197
Conversion of weighted average preferred units	2,421	2,421
Restricted common shares	330	—
Weighted average common shares/units - diluted FFO	37,276	34,942

Other information:
Straight-line rent adjustments	$1,177	$214
Recurring capital improvements	$2,756	$1,618
Amortization of origination value of leases on acquired properties	$549	$226

(1)          In 2003, we recorded a reclassification in connection with our accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  We also in 2003 recorded a reclassification of 2002 losses on early retirement of debt in connection with our adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) on January 1, 2003.  These reclassifications changed basic and diluted FFO from what was reported in previous filings with the Securities and Exchange Commission.  See Note 3 for additional information pertaining to these adjustments and SFAS 141 and 145.

(2)          Gains from newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services is the primary revenue generating activity; we believe that inclusion of these development gains is in compliance with the FFO definition, although others may interpret the definition differently.

Inflation

We were not significantly affected by inflation during the periods presented in this report due primarily to the relatively low inflation rates in our markets.  Most of our tenants are obligated to pay their share of a building’s operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels.  In addition, some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2003, 70.1% of our mortgage and other loans payable balance carried fixed interest rates.  We also use interest rate swap agreements to reduce the impact of interest rate changes.

The following table sets forth information relating to our long-term debt obligations, including principal obligations by scheduled maturity and weighted average interest rates at March 31, 2003 (dollars in thousands):

	For the Periods Ended December 31,
	2003 (1)	2004 (2)	2005	2006	2007	Thereafter	Total
Long term debt:
Fixed rate	$6,696	$38,735	$29,596	$73,293	$65,737	$282,027	$496,084
Average interest rate	7.10%	6.87%	6.88%	6.80%	6.55%	6.12%	6.46%
Variable rate	$83,226	$128,680	$—	$—	$—	$—	$211,906
Average interest rate	3.04%	2.33%	—	—	—	—	2.82%

(1)   Includes maturities of $16.0 million in August and $36.0 million in November, each of which may be extended for a one-year period, subject to certain conditions; also includes a $12.0 million maturity in July that may be extended for two six-month periods, subject to certain conditions.

(2)   Includes maturities of $99.0 million in March and $25.8 million in August, each of which may be extended for a one-year period, subject to certain conditions.

The fair market value of our mortgage and other loans payable was $742.7 million at March 31, 2003.

The following table sets forth information pertaining to our derivative contracts in place as of March 31, 2003 and their respective fair values:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on March 31, 2003 (in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(660)
Interest rate swap	50.0	1.520%	1/7/03	1/2/04	(133)
Total					$(793)

Based on our variable-rate debt balances, our interest expense would have increased by $333,000 during the three months ended March 31, 2003 if interest rates were 1% higher.

Item 4.    Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, within 90 days prior to the filing date of this report.  Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of such system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

b.  We filed the following Current Report on Form 8-K in the first quarter of the year ended March 31, 2003:

Report dated January 29, 2003 containing Item 7 and Item 9 disclosures that were furnished in connection with the release of earnings on January 29, 2003.  We also through this filing made available certain additional information pertaining to our properties and operations as of and for the period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: May 14, 2003	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: May 14, 2003	By:	/s/ Roger A. Waesche, Jr.
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/	Clay. W. Hamlin, III
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/	Randall M. Griffin
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/	Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Senior Vice President and Chief Financial Officer