Form 10-Q
period 2003-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2003-08-12
CIK 860546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        On August 7, 2003, 29,414,665 shares of the Company's Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,069,921	$1,008,178
Property held for sale, net	—	16,792
Projects under construction or development	50,204	34,567

Total commercial real estate properties, net	1,120,125	1,059,537
Investments in and advances to unconsolidated real estate joint ventures	9,817	7,999

Investment in real estate, net	1,129,942	1,067,536
Cash and cash equivalents	8,367	5,991
Restricted cash	9,547	9,739
Accounts receivable, net	6,129	3,509
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	15,535	13,698
Deferred charges, net	27,585	23,199
Prepaid and other assets	16,403	11,260
Furniture, fixtures and equipment, net	1,745	1,676

Total assets	$1,216,874	$1,138,229

Liabilities and shareholders' equity
Liabilities:
Mortgage and other loans payable	$736,117	$705,056
Accounts payable and accrued expenses	13,756	11,670
Rents received in advance and security deposits	7,060	8,253
Dividends and distributions payable	10,421	9,794
Deferred revenue associated with acquired operating leases	10,449	11,758
Fair value of derivatives	921	494
Other liabilities	6,633	1,821

Total liabilities	785,357	748,846

Minority interests:
Preferred units in the Operating Partnership	—	24,367
Common units in the Operating Partnership	81,274	76,519

Total minority interests	81,274	100,886

Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred Shares of beneficial interest ($0.01 par value; 10,000,000 shares authorized)
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250 at June 30, 2003 and December 31, 2002)	13	13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued with an aggregate liquidation preference of $13,600 at June 30, 2003 and December 31, 2002)	5	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at June 30, 2003 and December 31, 2002)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at June 30, 2003 and December 31, 2002)	14	14
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 29,344,231 at June 30, 2003 and 23,772,732 at December 31, 2002)	293	238
Additional paid-in capital	390,794	313,786
Cumulative distributions in excess of net income	(34,595)	(21,067)
Value of unearned restricted common share grants	(4,185)	(2,739)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(692)	(349)

Total shareholders' equity	350,243	288,497

Total liabilities and shareholders' equity	$1,216,874	$1,138,229

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Real Estate Operations:
Revenues
Rental revenue	$36,722	$33,668	$72,711	$63,559
Tenant recoveries and other revenue	4,156	3,516	9,685	7,338

Revenue from real estate operations	40,878	37,184	82,396	70,897

Expenses
Property operating	11,101	10,026	24,755	19,902
Interest	10,037	9,008	20,172	17,583
Amortization of deferred financing costs	595	706	1,184	1,234
Depreciation and other amortization	9,229	7,869	17,273	14,584

Expenses from real estate operations	30,962	27,609	63,384	53,303

Earnings from real estate operations before equity in loss of unconsolidated real estate joint ventures	9,916	9,575	19,012	17,594
Equity in loss of unconsolidated real estate joint ventures	(33)	(22)	(186)	(4)

Earnings from real estate operations	9,883	9,553	18,826	17,590

Service operations:
Revenues	914	1,076	1,595	2,087
Expenses	(995)	(1,182)	(1,757)	(2,276)
Equity in loss of unconsolidated Service Companies	—	2	—	(5)

Losses from service operations	(81)	(104)	(162)	(194)

General and administrative expenses	(1,766)	(1,940)	(3,714)	(4,110)

Income before gain on sales of real estate, minority interests, income taxes and discontinued operations	8,036	7,509	14,950	13,286
Gain on sales of real estate	21	—	425	946

Income before minority interests, income taxes and discontinued operations	8,057	7,509	15,375	14,232
Minority interests
Common units in the Operating Partnership	(1,338)	(1,349)	(2,553)	(2,517)
Preferred units in the Operating Partnership	(477)	(572)	(1,049)	(1,144)
Other consolidated entities	—	(14)	—	(45)

Income before income taxes and discontinued operations	6,242	5,574	11,773	10,526
Income tax benefit, net of minority interests	19	25	40	52

Income before discontinued operations	6,261	5,599	11,813	10,578
(Loss) income from discontinued operations, net of minority interests	(23)	285	2,412	601

Net income	6,238	5,884	14,225	11,179
Preferred share dividends	(2,534)	(2,534)	(5,067)	(5,067)
Repurchase of preferred units in excess of recorded book value	(11,224)	—	(11,224)	—

Net (loss) income available to common shareholders	$(7,520)	$3,350	$(2,066)	$6,112

Basic earnings per common share
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.18)	$0.25
Discontinued operations	(0.01)	0.02	0.10	0.03

Net (loss) income	$(0.30)	$0.15	$(0.08)	$0.28

Diluted earnings per common share
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.18)	$0.24
Discontinued operations	(0.01)	0.01	0.10	0.03

Net (loss) income	$(0.30)	$0.14	$(0.08)	$0.27

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$14,225	$11,179
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,620	4,015
Depreciation and other amortization	17,291	14,898
Amortization of deferred financing costs	1,184	1,234
Amortization of value of acquired operating leases	(1,118)	(1,550)
Equity in loss of unconsolidated entities	186	9
Gain on sales of real estate, including amounts in discontinued operations	(3,420)	(946)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,436)	(1,189)
(Increase) decrease in accounts receivable, restricted cash and prepaid and other assets	(2,936)	1,853
Increase (decrease) in accounts payable, accrued expenses, rents received in advance and security deposits	2,131	(1,742)
Other	641	1,435

Net cash provided by operating activities	30,368	29,196

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(101,979)	(62,041)
Proceeds from sales of properties	36,928	1,345
Investments in and advances to unconsolidated real estate joint ventures	(1,097)	(1,211)
Leasing commissions paid	(1,050)	(4,393)
(Increase) decrease in advances to certain real estate joint ventures	(2,019)	2,583
Other	(2,542)	(549)

Net cash used in investing activities	(71,759)	(64,266)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	122,607	120,569
Repayments of mortgage and other loans payable	(108,665)	(80,438)
Deferred financing costs paid	(794)	(1,286)
Increase (decrease) in other liabilities	4,000	(11,320)
Net proceeds from issuance of common shares	80,292	24,793
Repurchase of preferred units	(35,591)	—
Dividends paid	(15,740)	(14,017)
Distributions paid	(5,157)	(5,195)
Other	2,815	(420)

Net cash provided by financing activities	43,767	32,686

Net increase (decrease) in cash and cash equivalents	2,376	(2,384)
Cash and cash equivalents
Beginning of year	5,991	6,640

End of period	$8,367	$4,256

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.     Organization

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully-integrated and self-managed real estate investment trust ("REIT"). We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States. COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988. As of June 30, 2003, our portfolio included 113 operating properties, including three properties owned through joint ventures.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2003 follows:

% Owned by COPT
Common Units	75%
Series B Preferred Units	100%
Series D Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%

        The Operating Partnership also owns 100% of Corporate Office Management, Inc. ("COMI") (together with its subsidiaries defined as the "Service Companies"). COMI's consolidated subsidiaries are set forth below:

Entity Name	Type of Service Business
Corporate Realty Management, LLC ("CRM")	Real Estate Management
Corporate Development Services, LLC ("CDS")	Construction and Development
Corporate Cooling and Controls, LLC ("CC&C")	Heating and Air Conditioning

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

Consolidation Method

        We use the consolidation method when we own all or most of the outstanding voting interests in an entity and can control its operations. This means the accounts of the entity are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. Our Consolidated Financial Statements include the accounts of:

  •
  COPT;

  •
  the Operating Partnership and its subsidiary partnerships and LLCs;

  •
  the Service Companies; and

  •
  Corporate Office Properties Holdings, Inc. (of which we own 100%).

        See the section in Note 3 entitled "Recent Accounting Pronouncements" for a description of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 affects our determination of when to use the consolidation method of accounting.

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

        See the section in Note 3 entitled "Recent Accounting Pronouncements" for a description of FIN 46. FIN 46 affects our determination of when to use the equity method of accounting.

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

Financing Method

        We use the financing method of accounting for certain real estate joint ventures. We use this method when we contribute a parcel of land into a real estate joint venture and have an option to acquire our partner's joint venture interest for a pre-determined purchase price. Details of the financing method of accounting are described below:

  •
  the costs associated with a land parcel at the time of its contribution into a joint venture are reported as commercial real estate properties on our Consolidated Balance Sheets;

  •
  the cash received from a joint venture in connection with our land contribution is reported as other liabilities on our Consolidated Balance Sheets. The liability is accreted towards the pre-determined purchase price over the life of our option to acquire our partner's interest in the joint venture. We also report interest expense in connection with the accretion of the liability;

  •
  as construction of a building on the land parcel is completed and operations of the building commence, we report 100% of the revenues and expenses associated with the property on our Consolidated Statements of Operations; and

  •
  construction costs and debt activity for the real estate project relating to periods after the land contribution are not reported by us.

        At the time we exercise the option to acquire our partner's joint venture interest, we begin consolidating the accounts of the entity with our accounts. See the section in Note 3 entitled "Recent Accounting Pronouncements" for a description of FIN 46. FIN 46 affects our determination of when to use the financing method of accounting.

Reclassification

        We reclassified certain amounts from the prior period to conform to the current period presentation of our Consolidated Financial Statements. These reclassifications did not affect consolidated net income or shareholders' equity. See the section in Note 3 entitled "Recent Accounting Pronouncements" for a description of (1) our reclassification in connection with our accounting under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and (2) our reclassification of 2002 losses on early retirement of debt in connection with our adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145") on January 1, 2003.

3.     Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

        We make estimates and assumptions when preparing financial statements under generally accepted accounting principles ("GAAP"). These estimates and assumptions affect various matters, including:

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

        Common units of the Operating Partnership ("common units") are substantially similar to our common shares of beneficial interest ("common shares"). Common units are also exchangeable into our common shares, subject to certain conditions.

        The only preferred units in the Operating Partnership not owned by us during the reporting periods were 1,016,662 Series C Preferred Units. These units were convertible, subject to certain conditions, into common units on the basis of 2.381 common units for each Series C Preferred Unit. These units were repurchased by the Operating Partnership on June 16, 2003 for $36,068 (including $477 for accrued and unpaid distributions), or $14.90 per common share on an as-converted basis. As a result of the repurchase, we recognized an $11,224 reduction to net income available to common shareholders associated with the excess of the repurchase price over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

Earnings Per Share ("EPS")

        We present both basic and diluted EPS. We compute basic EPS by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the year. Our computation of diluted EPS is similar except that:

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic EPS on net (loss) income available to common shareholders	$(7,520)	$3,350	$(2,066)	$6,112
Add (subtract): Loss (income) from discontinued operations, net	23	(285)	(2,412)	(601)

Numerator for basic EPS before discontinued operations	(7,497)	3,065	(4,478)	5,511
Add: Series D Preferred Share dividends	—	136	—	272

Numerator for diluted EPS before discontinued operations	(7,497)	3,201	(4,478)	5,783
(Subtract) add: (Loss) income from discontinued operations, net	(23)	285	2,412	601

Numerator for diluted EPS on net (loss) income available to common shareholders	$(7,520)	$3,486	$(2,066)	$6,384

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	25,443	22,704	24,389	21,801
Assumed conversion of share options	—	971	—	850
Assumed conversion of Series D Preferred Shares	—	1,197	—	1,197

Denominator for diluted EPS	25,443	24,872	24,389	23,848

Basic EPS:
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.18)	$0.25
(Loss) income from discontinued operations	(0.01)	0.02	0.10	0.03

Net (loss) income available to common shareholders	$(0.30)	$0.15	$(0.08)	$0.28

Diluted EPS:
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.18)	$0.24
(Loss) income from discontinued operations	(0.01)	0.01	0.10	0.03

Net (loss) income available to common shareholders	$(0.30)	$0.14	$(0.08)	$0.27

        Our diluted EPS computations above do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average shares in denominator
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Conversion of share options	1,279	117	1,195	110
Conversion of weighted average common units	8,963	9,391	8,976	9,499
Conversion of weighted average preferred units	2,022	2,421	2,220	2,421
Conversion of weighted average preferred shares	1,197	—	1,197	—
Restricted common shares	334	296	314	296

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

  •
  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00. We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options. As of June 30, 2003, 7,700 of these shares options were outstanding.

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

        Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Increase in general and administrative expenses	$254	$355	$484	$776
Increase in losses from service operations	139	200	230	381

        The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation:"

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net (loss) income available to common shareholders, as reported	$(7,520)	$3,350	$(2,066)	$6,112
Add: Stock-based compensation expense, net of related tax effects and minority interests, included in the determination of net (loss) income available to common shareholders	245	329	446	682
Less: Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(209)	(221)	(396)	(577)

Net (loss) income available to common shareholders, pro forma	$(7,484)	$3,458	$(2,016)	$6,217

Basic earnings per share on net (loss) income available to common shareholders, as reported	$(0.30)	$0.15	$(0.08)	$0.28
Basic earnings per share on net (loss) income available to common shareholders, pro forma	$(0.29)	$0.15	$(0.08)	$0.29
Diluted earnings per share on net (loss) income available to common shareholders, as reported	$(0.30)	$0.14	$(0.08)	$0.27
Diluted earnings per share on net (loss) income available to common shareholders, pro forma	$(0.29)	$0.14	$(0.08)	$0.27

        The stock-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

        On July 1, 2001, we adopted SFAS 141. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also requires upon the acquisition of operating real estate that value be assigned to in-place operating leases. The effect of SFAS 141 on the Company's accounting for in-place operating leases is as follows:

  •
  Value is assigned to in-place operating leases to the extent that the future cash flows under the contractual lease terms are above or below market at the time of acquisition (the "lease to market value"). For example, if we acquire a property and the leases in place for that property carry rents below the market rent for such leases at the time of acquisition, we classify the amount equal to the difference as deferred revenue and increase the amount of the acquisition classified as investment in real estate. Conversely, if the leases in place for that property carry rents above the market rent, we classify the amount equal to the difference as a deferred asset, and decrease the amount of the acquisition classified as investment in real estate. Deferred revenue or deferred assets recorded in connection with in-place operating leases of acquired properties are amortized into rental revenue over the lives of the leases.

  •
  Value is assigned to the deemed cost avoidance of acquiring in-place operating leases. For example, when a new lease is entered into, the lessor typically incurs a number of origination costs in connection with the leases; such costs include tenant improvements and leasing costs. When a property is acquired with in-place leases, the origination costs for such leases were already incurred by the prior owner. Therefore, to recognize the value of these costs in recording a property acquisition, we assign value to the tenant improvements and leasing costs associated with the remaining term of in-place operating leases. The value assigned reduces the amount of the acquisition attributable to the base building's acquisition cost. The value assigned to the tenant improvements and leasing costs is depreciated or amortized over the lives of the leases. Since the depreciation period for tenant improvements and amortization period for leasing costs is less than the depreciation period attributable to a base building's acquisition cost, the effect of SFAS 141 is to increase depreciation and amortization expense until the tenant improvements and leasing costs have been fully depreciated or amortized, and to decrease depreciation and amortization expense afterwards.

  •
  In recognition of certain informal positions that we believe have been taken by the Securities and Exchange Commission with respect to SFAS 141, value is also assigned to other intangible assets for acquisitions of operating real estate occurring subsequent to March 31, 2003. These other intangible assets are computed by valuing the property on an as if vacant basis and subtracting from the total acquisition cost the sum of the (1) as if vacant value, (2) lease to market value and (3) value assigned to tenant improvements and leasing costs described above. The other intangible assets are amortized over the estimated useful lives of the assets; the useful lives of these assets are shorter than the depreciation periods of the base buildings.

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

        We changed our presentation of the effects of SFAS 141 on the results of operations from the presentation included in our 2002 Annual Report on Form 10-K by reclassifying the depreciation of tenant improvements and amortization of leasing costs associated with in-place operating leases of acquired properties from rental revenue to depreciation and amortization expense. We believe that the revised presentation of the results of operations more closely reflects the economic substance of an acquisition transaction. This change in classification increases rental revenues for the periods reported, with an offsetting increase to depreciation and amortization expense. The reclassification described above changes certain financial statements line items in the Consolidated Financial Statements, as well as certain presentations of operating results and measures of performance that include rental revenue but exclude depreciation and amortization expense, that appear in our previous filings pertaining to 2002. However, such changes do not affect net income, EPS or net cash flows. The table below sets forth the additional revenue recognized pursuant to these reclassifications under SFAS 141:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Additional revenue recognized under SFAS 141	$569	$1,324	$1,118	$1,550

        On January 1, 2003, we adopted SFAS 145. SFAS 145 generally eliminates the requirement that gains and losses from the retirement of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to those of sale-leaseback transactions. Certain aspects of the standard were effective for certain types of transactions occurring after May 15, 2002, although we had no such types of transactions. Upon adoption, we reclassified all prior period losses on early retirement of debt from the line on the Consolidated Statements of Operations entitled "extraordinary item" to the line entitled "amortization of deferred financing costs." These reclassifications did not result in changes to net income available to common shareholders or basic and diluted EPS on net income available to common shareholders. Losses from retirement of debt reclassified totaled $199 for the three months ended June 30, 2002 and $206 for the six months ended June 30, 2002.

        On January 1, 2003, we adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 clarifies the requirements of Statements of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. It requires that a guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee. Since our adoption of FIN 45's provisions was prospective, we were not affected for our guarantees previously in place. However, since we expect to continue to enter into guarantee arrangements covered within the scope of FIN 45 as we have in the past, we will be affected in the future primarily by having to record liabilities associated with such arrangements.

        In January 2003, the FASB issued FIN 46. FIN 46 provides guidance in identifying situations in which an entity is controlled by its owners without such owners owning most of the outstanding voting rights in the entity; it defines the entity in such situations as a variable interest entity ("VIE"). Situations identified by FIN 46 include when the equity owners do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 then provides guidance in determining when an owner of a VIE should use the consolidation method in accounting for its investment in the VIE. It also provides for additional disclosure requirements for certain owners of VIEs. We adopted FIN 46 on July 1, 2003 for VIEs created before February 1, 2003 and immediately for all subsequently created VIEs, although we were required to adopt certain disclosure requirements for purposes of these Consolidated Financial Statements. While we are currently reviewing the provisions of FIN 46 and assessing the impact upon adoption, we believe that we will need to begin using the consolidation method of accounting for our investments in the following unconsolidated real estate joint ventures: Gateway 67, LLC, Gateway 70 LLC and MOR Forbes 2 LLC. We also concluded that it is possible that we will need to begin using the consolidation method of accounting for our investments in NBP 140, LLC and MOR Montpelier 3 LLC. See Note 5 for disclosures pertaining to our unconsolidated real estate joint ventures, including the potential effect of adopting FIN 46 for such joint ventures. In addition, we concluded that it is possible that we will need to begin using the consolidation method of accounting for our investment in NBP 220, LLC, a real estate joint venture that we are currently accounting for using the financing method of accounting (see Note 2).

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently reviewing the provisions of this standard and assessing the impact of adoption.

4.     Commercial Real Estate Properties

        Operating properties consisted of the following:

	June 30, 2003	December 31, 2002
Land	$203,797	$191,823
Buildings and improvements	954,298	892,533

	1,158,095	1,084,356
Less: accumulated depreciation	(88,174)	(76,178)

	$1,069,921	$1,008,178

        At December 31, 2002, we were negotiating the sale of our office property and adjacent undeveloped land parcels located in Oxon Hill, Maryland. As a result, these properties were classified as held for sale. The components associated with these properties at December 31, 2002 included the following:

December 31, 2002
Land—operational	$3,434
Land—development	357
Buildings and improvements	14,892

18,683
Less: accumulated depreciation	(1,891)

$16,792

We sold these properties on March 31, 2003.

        Projects we had under construction or development consisted of the following:

	June 30, 2003	December 31, 2002
Land	$43,357	$24,641
Construction in progress	6,847	9,926

	$50,204	$34,567

2003 Acquisitions

        We acquired the following office properties during the six months ended June 30, 2003:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
2500 Riva Road	Annapolis, MD	4/4/2003	1	155,000	$18,038
13200 Woodland Park Drive	Herndon, VA	6/2/2003	1	404,665	71,435

        On January 24, 2003, we completed the first phase of a $29.8 million, 108-acre land parcel acquisition from an affiliate of Constellation Real Estate, Inc. ("Constellation"). The land parcel is located adjacent to an office park that we own in Annapolis Junction, Maryland. The first phase was acquired for $21,339, of which $18,433 was financed by a seller-provided mortgage loan bearing interest at 3%. Since we considered the interest rate on this loan to be below the market rate for similar loans, we discounted the recorded amounts for the acquisition and mortgage loan by $1,516. Under an agreement that was terminated on March 5, 2002, Constellation nominated two members for election to our Board of Trustees; these members still served on our Board of Trustees as of June 30, 2003. The terms of the land parcel acquisition were determined as a result of arms-length negotiations. In management's opinion, the resulting terms reflected fair value for the property based on management's knowledge and experience in the real estate market.

2003 Construction/Development

        During the six months ended June 30, 2003, a 123,743 square foot building that was partially operational at December 31, 2002 became 100% operational. The building is located in Columbia, Maryland.

        As of June 30, 2003, we had construction underway on one new building located in Annapolis Junction, Maryland. We also had one building under development located in Chantilly, Virginia.

2003 Dispositions

        On January 31, 2003, we contributed a developed land parcel into a real estate joint venture called NBP 220, LLC ("NBP 220") and subsequently received a $4,000 distribution. Upon completion of this transaction, we owned a 20% interest in NBP 220. We have the option to acquire our joint venture partner's interest between September 1, 2004 and February 28, 2005 or prior to that date if certain events defined in the agreement were to occur. The minimum purchase price would be $4,911. We account for our interest in this joint venture using the financing method of accounting, which is discussed in Note 2 above. Our commitments and contingencies pertaining to NBP 220 are included in Note 16.

        On March 14, 2003, we contributed a 157,394 square foot office building located in Fairfield, New Jersey into a real estate joint venture called Route 46 Partners, LLC in exchange for $19,960 in cash and a 20% interest in the joint venture. Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement. Due primarily to a $3,300 loan we made to an affiliate of our joint venture partner as part of the transaction, we deferred a gain of $1,396 on this transaction. See Notes 5 and 16 for further disclosures related to this joint venture.

        On March 31, 2003, we sold an office property totaling 181,768 square feet and two adjacent land parcels located in Oxon Hill, Maryland, for a total purchase price of $21,288. We recognized a total gain of $3,371 on this sale.

5.     Investments in and Advances to Unconsolidated Real Estate Joint Ventures

        Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	June 30, 2003	December 31, 2002	Date Acquired	Ownership % at 6/30/03	Nature of Activity	Total Assets at 6/30/2003	Maximum Exposure to Loss(6)
Gateway 67, LLC	$4,423	$4,130	9/28/00	80%	Owns newly-constructed buildings(1)	$12,006	$15,023
Gateway 70 LLC	2,431	2,472	4/5/01	80%	Developing land parcel(1)	3,458	2,431
Route 46 Partners, LLC	945	—	3/14/03	20%	Operating building(2)	23,675	1,265
NBP 140, LLC	833	230	12/27/01	10%	Constructing building(3)	12,534	18,933
MOR Forbes 2 LLC	730	712	12/24/02	80%	Constructing building(4)	3,218	5,430
MOR Montpelier 3 LLC	455	455	2/21/02	50%	Developing land parcel(5)	893	455

	$9,817	$7,999				$55,784	$43,537

(1)
This joint venture's property is located in Columbia, Maryland.

(2)
This joint venture's property is located in Fairfield, New Jersey.

(3)
This joint venture's property is located in Annapolis Junction, Maryland.

(4)
This joint venture's property is located in Lanham, Maryland.

(5)
This joint venture's property is located in Laurel, Maryland.

(6)
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

        Our commitments and contingencies pertaining to our unconsolidated real estate joint ventures are disclosed in Note 16.

        The following table sets forth condensed combined balance sheets for these unconsolidated real estate joint ventures:

	June 30, 2003	December 31, 2002
Commercial real estate property	$53,613	$25,463
Other assets	2,171	493

Total assets	$55,784	$25,956

Liabilities	$33,260	$12,636
Owners' equity	22,524	13,320

Total liabilities and owners' equity	$55,784	$25,956

        While we are currently reviewing the provisions of FIN 46 and assessing the impact upon adoption, we believe that we will need to begin using the consolidation method of accounting for our investments in the following unconsolidated real estate joint ventures: Gateway 67, LLC, Gateway 70 LLC and MOR Forbes 2 LLC. We also concluded that it is possible that we will need to begin using the consolidation method of accounting for our investments in NBP 140, LLC and MOR Montpelier 3 LLC. The following table sets forth condensed combined balance sheets as of June 30, 2003 for the unconsolidated real estate joint ventures that we believe we will consolidate or may consolidate effective July 1, 2003:

Commercial real estate property	$31,666
Other assets	442

Total assets	$32,108

Liabilities	$18,382
Owners' equity	13,726

Total liabilities and owners' equity	$32,108

Most of the unconsolidated real estate joint ventures that we will consolidate or may consolidate effective July 1, 2003 own real estate under development or construction; as a result, these joint ventures earned insignificant revenue and incurred insignificant expenses during the six months ended June 30, 2003.

6.     Accounts Receivable

        Our accounts receivable are reported net of an allowance for bad debts of $619 at June 30, 2003 and $767 at December 31, 2002.

7.     Investments in and Advances to Other Unconsolidated Entities

        Our investments in and advances to other unconsolidated entities include the following:

	June 30, 2003	December 31, 2002	Date Acquired	Ownership % at 6/30/2003	Investment Accounting Method
TractManager, Inc.(1)	$1,621	$1,621	Various 2000	5%	Cost

(1)
TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

8.     Deferred Charges

        Deferred charges consisted of the following:

	June 30, 2003	December 31, 2002
Deferred leasing costs	$23,098	$22,180
Deferred financing costs	12,259	11,458
Intangible assets recorded in connection with real estate acquisitions	6,929	1,281
Goodwill	1,880	1,880
Deferred other	155	155

	44,321	36,954
Accumulated amortization(1)	(16,736)	(13,755)

Deferred charges, net	$27,585	$23,199

(1)
Includes accumulated amortization associated with goodwill of $151 at June 30, 2003 and December 31, 2002.

9.     Derivatives

        The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at June 30, 2003	Fair Value at December 31, 2002
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(799)	$(482)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	(122)	—
Interest rate swap	50.0	5.760%	1/2/2001	1/2/2003	—	(12)

Total					$(921)	$(494)

        We have designated each of these derivatives as cash flow hedges. These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings. At June 30, 2003, our outstanding interest rate swaps were considered highly effective cash flow hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        The table below sets forth our accounting application of changes in derivative fair values:

	For the six months ended June 30,
	2003	2002
(Decrease) increase in fair value applied to AOCL(1) and minority interests	$(427)	$1,813
Decrease in fair value recognized as loss(2)	$—	$2

(1)
AOCL is defined below.

(2)
Represents hedge ineffectiveness and is included in tenant recoveries and other revenue on our Consolidated Statements of Operations.

        Over time, the unrealized losses associated with interest rate swaps that are held in the accumulated other comprehensive loss component of shareholders' equity ("AOCL") and minority interests will be reclassified to earnings as interest payments occur on our LIBOR-based borrowings.

10.   Shareholders' Equity

Common Shares

        On May 27, 2003, we sold 5,290,000 common shares in an underwritten public offering at a net price of $15.03 per share. We contributed the net proceeds from the sale to our Operating Partnership in exchange for 5,290,000 common units.

        During the six months ended June 30, 2003, we issued 119,324 common shares to certain employees; all of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.

        During the six months ended June 30, 2003, forfeiture restrictions lapsed on 41,407 common shares issued to officers.

        We issued 119,195 common shares in connection with the exercise of share options during the six months ended June 30, 2003.

        During the six months ended June 30, 2003, 42,980 common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit.

        A summary of the activity in the AOCL component of shareholders' equity for the six months ended June 30, 2003 follows:

Beginning balance	$(349)
Unrealized loss on interest rate swaps, net of minority interests	(343)

Ending balance	$(692)

11.   Dividends and Distributions

        The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2003:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit		Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.6250 0.6250 0.6250	$ $ $	781 781 781
Series D Preferred Shares:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.2500 0.2500 0.2500	$ $ $	136 136 136
Series E Preferred Shares:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.6406 0.6406 0.6406	$ $ $	737 737 737
Series F Preferred Shares:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.6172 0.6172 0.6172	$ $ $	880 880 880
Common Shares:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.2200 0.2200 0.2200	$ $ $	5,114 5,139 6,322
Series C Preferred Units:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 6, 2002 March 31, 2003 (1)	January 15, 2003 April 15, 2003 (1)	$ $ $	0.5625 0.5625 0.4698	$ $ $	572 572 477
Common Units:
Fourth Quarter 2002 First Quarter 2003 Second Quarter 2003	December 31, 2002 March 31, 2003 June 30, 2003	January 15, 2003 April 15, 2003 July 15, 2003	$ $ $	0.2200 0.2200 0.2200	$ $ $	1,978 1,978 1,968

(1)
Repurchase of units took place prior to distribution payment date. Accrued and unpaid return on units totaled $477 on June 16, 2003 repurchase date.

12.   Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2003	2002
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$16,917	$20,040

Notes receivable assumed upon sales of real estate	$3,300	$1,040

Investment in real estate joint venture obtained with disposition of property	$2,300	$—

Decrease in accrued capital improvements	$599	$2,042

Amortization of discount on mortgage loan to commercial real estate properties	$203	$—

Accretion of other liability to commercial real estate properties	$218	$—

(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(427)	$1,813

Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$5,900	$4,142

Decrease in minority interests and increase in shareholders' equity in connection with conversion of common units into common shares	$686	$4,599

Dividends/distribution payable	$10,421	$9,455

13.   Information by Business Segment

        We have six primary office property segments: Baltimore/Washington Corridor, Northern Virginia, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg and Suburban Maryland.

        The table below reports segment financial information. Our segment entitled "Other" includes assets and operations not specifically associated with the other defined segments. We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income ("NOI"). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-store property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Other	Total
Three months ended June 30, 2003:
Revenues	$23,743	$5,246	$2,506	$3,657	$2,658	$1,296	$1,778	$40,884
Property operating expenses	6,330	1,651	36	1,265	683	590	570	11,125

NOI	$17,413	$3,595	$2,470	$2,392	$1,975	$706	$1,208	$29,759

Commercial real estate property expenditures	$2,248	$65,641	$166	$28	$40	$266	$670	$69,059

Three months ended June 30, 2002:
Revenues	$22,721	$2,741	$2,506	$4,604	$2,390	$1,563	$1,635	$38,160
Property operating expenses	5,683	1,111	33	1,674	652	678	522	10,353

NOI	$17,038	$1,630	$2,473	$2,930	$1,738	$885	$1,113	$27,807

Commercial real estate property expenditures	$59,581	$63	$157	$127	$91	$141	$233	$60,393

Six months ended June 30, 2003:
Revenues	$46,591	$11,106	$5,012	$8,179	$5,151	$3,778	$3,487	$83,304
Property operating expenses	14,357	3,534	70	2,893	1,430	1,614	1,229	25,127

NOI	$32,234	$7,572	$4,942	$5,286	$3,721	$2,164	$2,258	$58,177

Commercial real estate property expenditures	$43,624	$65,905	$309	$229	$167	$405	$750	$111,389

Segment assets at June 30, 2003	$635,745	$186,892	$102,992	$85,461	$69,755	$41,589	$94,440	$1,216,874

Six months ended June 30, 2002:
Revenues	$41,705	$5,509	$5,012	$9,525	$4,797	$3,069	$3,271	$72,888
Property operating expenses	11,194	2,202	74	3,383	1,249	1,314	1,130	20,546

NOI	$30,511	$3,307	$4,938	$6,142	$3,548	$1,755	$2,141	$52,342

Commercial real estate property expenditures	$79,720	$326	$280	$330	$799	$184	$646	$82,285

Segment assets at June 30, 2002	$602,087	$64,433	$104,435	$109,324	$70,995	$31,761	$79,907	$1,062,942

        The following table reconciles our NOI for reportable segments to income before income taxes and discontinued operations as reported in our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
NOI for reportable segments	$29,759	$27,807	$58,177	$52,342
Equity in loss of unconsolidated real estate joint ventures	(33)	(22)	(186)	(4)
Losses from service operations	(81)	(104)	(162)	(194)
Add: Gain on sales of real estate	21	—	425	946
Less:
Interest	(10,037)	(9,008)	(20,172)	(17,583)
Depreciation and other amortization	(9,229)	(7,869)	(17,273)	(14,584)
General and administrative	(1,766)	(1,940)	(3,714)	(4,110)
Amortization of deferred financing costs	(595)	(706)	(1,184)	(1,234)
Minority interests	(1,815)	(1,935)	(3,602)	(3,706)
NOI from discontinued operations	18	(649)	(536)	(1,347)

Income before income taxes and discontinued operations	$6,242	$5,574	$11,773	$10,526

        We did not allocate gain on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate equity in loss of unconsolidated real estate joint ventures, losses from service operations, general and administrative expense and minority interests since these items represent general corporate items not attributable to segments.

14.   Income Taxes

        COMI's provision for income tax benefit consists of the following:

	For the six months ended June 30,
	2003	2002
Current
Federal	$44	$(10)
State	10	(2)

	54	(12)

Deferred
Federal	4	73
State	1	16

	5	89

Total	59	77
Less: minority interests	(19)	(25)

Income tax benefit, net of minority interests	$40	$52

        Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with stock-based compensation.

        COMI's combined Federal and state effective tax rate for the six months ended June 30, 2003 and 2002 was approximately 40%.

15.   Discontinued Operations

        The table below sets forth the components of income from discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenue from real estate operations	$6	$976	$908	$1,991
Expenses from real estate operations:
Property operating expenses	24	327	372	644
Depreciation and amortization	—	162	19	315
Interest expense	—	74	100	147

Expenses from real estate operations	24	563	491	1,106

(Loss) earnings from real estate operations before gain on sale of real estate and minority interests	(18)	413	417	885
Gain on sale of real estate	(16)	—	2,995	—

(Loss) income from discontinued operations before minority interests	(34)	413	3,412	885
Minority interests in discontinued operations	11	(128)	(1,000)	(284)

(Loss) income from discontinued operations, net of minority interests	$(23)	$285	$2,412	$601

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

        At June 30, 2003, we were under contract to acquire from Constellation the second phase of a 108-acre land purchase for a minimum purchase price of $8,946. We expect to acquire this parcel by September 2003.

Joint Ventures

        In the event that costs to complete construction of buildings owned by two of our joint ventures exceed amounts funded by credit facilities and member investments previously made, we will be responsible for making additional investments in these joint ventures of up to $8,500. We do not expect that such contributions will be necessary.

        We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $320 to fund our partners' preferred return; we do not expect that such contributions will be necessary. We may also be required to fund leasing commissions associated with leasing space in this joint venture's building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.

        We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

        As of June 30, 2003, we served as guarantor for the repayment of mortgage loans totaling $13,671 for certain of our unconsolidated real estate joint ventures in the event that the joint ventures default on the payment of such loans. The maturity dates of these loans range from January to November 2004.

        In four of our unconsolidated real estate joint ventures owned as of June 30, 2003, we would be obligated to acquire the other members' interest in each of the joint ventures (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

  (1)
  an 18-month period passes from the date of completion of the shell of the final building to be constructed by the joint venture;

  (2)
  at the end of the 18-month period, the aggregate leasable square footage of the joint venture's buildings is 90% leased and occupied by tenants who are not in default under their leases; and

  (3)
  six months pass from the end of the 18-month period and either the buildings have not been sold or we have not acquired the other members' interest.

        The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date. As of June 30, 2003, none of the four real estate joint ventures had completed the shell construction on their final building. We estimate the aggregate amount we would need to pay for our partners' membership interests in these joint ventures to be $2.1 million; however, since the determination of this amount is dependent on the operations of the properties and none of these properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

        We would be required to acquire the other members' interests in NBP 140, LLC and NBP 220, LLC in the event that the joint ventures default on their obligations as landlords or do not meet established construction completion timeframes. The minimum amount we would need to acquire these membership interests is $10,262 at June 30, 2003.

Operating Leases

        We are obligated under five operating leases for office space. Future minimum aggregate rental payments due under the terms of these leases as of June 30, 2003 were as follows:

2003	$332
2004	564
2005	548
2006	286

$1,730

Land Leases

        We are obligated under leases for two parcels of land; we have a building located on one of these parcels and the other parcel is being developed. These leases provide for monthly rent on one parcel through March 2098 and the other through September 2099. Future minimum aggregate rental payments due under the terms of these leases as of June 30, 2003 were as follows:

2003	$177
2004	353
2005	353
2006	353
2007	353
Thereafter	32,064

$33,653

Vehicle Leases

        We are obligated under various leases for vehicles. Future minimum aggregate rental payments due under the terms of these leases as of June 30, 2003 were as follows:

2003	$156
2004	241
2005	157
2006	75

$629

17.   Pro Forma Financial Information

        We accounted for our 2002 and 2003 acquisitions of consolidated entities using the purchase method of accounting. We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2003.

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

	For the six months ended June 30,
	2003	2002
Pro forma total revenues	$85,830	$77,589

Pro forma net (loss) income available to common shareholders	$(3,415)	$6,951

Pro forma earnings per common share on net income available to common shareholders
Basic	$(0.12)	$0.26

Diluted	$(0.11)	$0.25

18.   Subsequent Events

        On July 25, 2003, we acquired five office buildings in Northern Virginia totaling 433,814 square feet for $75,487, including transaction costs. We simultaneously obtained a $45,000 mortgage loan that carries an interest rate of LIBOR plus 2.0% and matures in one year, subject to two six-month extension options.

        On August 11, 2003, we completed the sale of 2,200,000 Series G Preferred Shares of beneficial interest (the "Series G Preferred Shares") at a price of $25.00 per share for net proceeds totaling approximately $53,300. These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 11, 2008. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.00 per share, which is equal to 8% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 2,200,000 Series G Preferred Units. The Series G Preferred Units carry terms that are substantially the same as the Series G Preferred Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In this section, we discuss our financial condition and results of operations for the three and six months ended June 30, 2003. This section includes discussions on, among other things:

  •
  why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2003 compared to the same periods in 2002;

  •
  what our primary sources and uses of cash were in the three and six months ended June 30, 2003;

  •
  how we raised cash for acquisitions and other capital expenditures during the three and six months ended June 30, 2003;

  •
  significant changes since December 31, 2002 in our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

  •
  how we intend to generate cash for short- and long-term capital needs; and

  •
  the computation of our funds from operations.

        You should refer to our Consolidated Financial Statements and "Operating Data Variance Analysis" table set forth below as you read this section.

        This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "estimate" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

  •
  our ability to borrow on favorable terms;

  •
  general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

  •
  adverse changes in the real estate markets including, among other things, increased competition with other companies;

  •
  risks of real estate acquisition and development, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development or operating costs may be greater than anticipated;

  •
  risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;

  •
  governmental actions and initiatives; and

  •
  environmental requirements.

        We undertake no obligation to update or supplement forward-looking statements.

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended June 30,				For the six months ended June 30,
	2003	2002	Variance	% Change	2003	2002	Variance	% Change
Real Estate Operations:
Revenues
Rental revenue	$36,722	$33,668	$3,054	9%	$72,711	$63,559	$9,152	14%
Tenant recoveries and other revenue	4,156	3,516	640	18%	9,685	7,338	2,347	32%

Revenues from real estate operations	40,878	37,184	3,694	10%	82,396	70,897	11,499	16%

Expenses
Property operating	11,101	10,026	1,075	11%	24,755	19,902	4,853	24%
Interest	10,037	9,008	1,029	11%	20,172	17,583	2,589	15%
Amortization of deferred financing costs	595	706	(111)	(16)%	1,184	1,234	(50)	(4)%
Depreciation and other amortization	9,229	7,869	1,360	17%	17,273	14,584	2,689	18%

Expenses from real estate operations	30,962	27,609	3,353	12%	63,384	53,303	10,081	19%

Earnings from real estate operations before equity in loss of unconsolidated real estate joint ventures	9,916	9,575	341	4%	19,012	17,594	1,418	8%
Equity in loss of unconsolidated real estate joint ventures	(33)	(22)	(11)	(50)%	(186)	(4)	(182)	N/A

Earnings from real estate operations	9,883	9,553	330	3%	18,826	17,590	1,236	7%
Losses from service operations	(81)	(104)	23	22%	(162)	(194)	32	16%
General and administrative expense	(1,766)	(1,940)	174	(9)%	(3,714)	(4,110)	396	(10)%
Gain on sales of real estate	21	—	21	N/A	425	946	(521)	(55)%

Income before minority interests, income taxes and discontinued operations	8,057	7,509	548	7%	15,375	14,232	1,143	8%
Minority interests	(1,815)	(1,935)	120	(6)%	(3,602)	(3,706)	104	(3)%
Income tax benefit, net	19	25	(6)	(24)%	40	52	(12)	(23)%
(Loss) income from discontinued operations, net	(23)	285	(308)	(108)%	2,412	601	1,811	301%

Net income	6,238	5,884	354	6%	14,225	11,179	3,046	27%
Preferred share dividends	(2,534)	(2,534)	—	0%	(5,067)	(5,067)	—	0%
Repurchase of preferred units in excess of recorded book value	(11,224)	—	(11,224)	N/A	(11,224)	—	(11,224)	N/A

Net (loss) income available to common shareholders	$(7,520)	$3,350	$(10,870)	(324)%	$(2,066)	$6,112	$(8,178)	(134)%

Basic earnings per common share
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.42)	(323)%	$(0.18)	$0.25	$(0.43)	(172)%
Net (loss) income	$(0.30)	$0.15	$(0.45)	(300)%	$(0.08)	$0.28	$(0.36)	(129)%
Diluted earnings per common share
(Loss) income before discontinued operations	$(0.29)	$0.13	$(0.42)	(323)%	$(0.18)	$0.24	$(0.42)	(175)%
Net (loss) income	$(0.30)	$0.14	$(0.44)	(314)%	$(0.08)	$0.27	$(0.35)	(130)%

Results of Operations

        While reviewing this section, you should refer to the "Operating Data Variance Analysis" table set forth on the preceding page, as it reflects the computation of the variances described in this section.

        We believe that the economic slowdown in the United States affected our property operations by decreasing occupancy in certain of our properties, which in turn led to decreased revenues from those properties. Occupancy in our portfolio decreased from 94.1% at June 30, 2002, to 93.0% at December 31, 2002 to 91.6% at June 30, 2003. Lower occupancy rates and the resulting increased competition for tenants in our operating regions placed downward pressure on rental rates in most of these regions, a trend that we anticipate will affect us further as we attempt to lease vacant space and renew leases scheduled to expire on occupied space. Our rate of tenant renewals for square footage associated with expiring leases decreased from 62.3% for the six months ended June 30, 2002 to 57.5% for the six months ended June 30, 2003. Our exposure to continued downward pressure on occupancy and rental rates in the short term is reduced somewhat by the fact that as of June 30, 2003, leases on only 11.7% of our occupied square feet were scheduled to expire by the end of 2004.

        We believe that the economic slowdown adversely affected a number of our tenants during the year and contributed to an increase in bad debt expense. We also had several tenants who were current in fulfilling their lease obligations as of June 30, 2003 that we believe could encounter financial difficulties in the foreseeable future. However, it has not had a materially adverse effect on the timing of our accounts receivable collections; while our accounts receivable balance increased from $3.5 million at December 31, 2002 to $6.1 million at June 30, 2003, most of this increase is attributable to large construction billings to tenants that took place near the end of the period.

        Magellan Health Services, Inc. ("Magellan"), a tenant in 150,622 square feet in two of our buildings, filed for Chapter 11 bankruptcy in February 2003. Magellan was current in making payments under its leases on the space through June 30, 2003. Since we currently expect that Magellan will successfully reorganize through the bankruptcy process, we agreed in July 2003 to extend the lease term on 107,778 of these square feet through April 2005; this action was affirmed by the bankruptcy court.

        We experienced changes in our tenant base during the six months ended June 30, 2003 due primarily to acquisitions and leasing activity. The following schedule lists our twenty largest tenants based on annualized rental revenue (defined below) as of June 30, 2003:

Rank	Tenant	Total Annualized Rental Revenue at 6/30/03	Percentage of Total Annualized Rental Revenue
		(in thousands)
1	United States of America	$22,104	13.6%
2	Computer Sciences Corporation(1)	10,601	6.6%
3	AT&T Local Services(1)	9,100	5.6%
4	VeriSign, Inc.	8,985	5.5%
5	Unisys(2)	7,593	4.7%
6	General Dynamics Government Corporation	5,709	3.5%
7	Northrop Grumman Corporation	4,362	2.7%
8	Booz Allen Hamilton	4,042	2.5%
9	Ciena Corporation	3,890	2.4%
10	The Boeing Company(1)	3,600	2.2%
11	The Aerospace Corporation	3,361	2.1%
12	Magellan Health Services, Inc.	3,282	2.0%
13	The Commonwealth of Pennsylvania(1)	2,661	1.7%
14	Merck & Co., Inc.(2)	2,281	1.4%
15	Johns Hopkins University(1)	2,159	1.3%
16	Carefirst, Inc. and Subsidiaries(1)	2,098	1.3%
17	USinternetworking, Inc.	1,935	1.2%
18	Comcast Cablevision/Comcast Corporation	1,577	1.0%
19	Sun Microsystems, Inc.	1,559	1.0%
20	First American Credit Management Solutions	1,416	0.9%

	Subtotal of 20 largest tenants	102,315	63.2%
	All remaining tenants	59,691	36.8%

	Total	$162,006	100.0%

(1)
Includes affiliated organizations and agencies.

(2)
Unisys subleases space to Merck and Co., Inc; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

        Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rent and estimated monthly expense reimbursements under active leases as of a point in time. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it would not contain increases and decreases in revenue associated with periods where lease terms were not in effect; historical GAAP revenue would contain such fluctuations. We find the measure particularly useful for tenant, segment and industry analysis.

        We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

  •
  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared. We define these as changes from "Same-Store Properties." For example, when comparing the second quarters of 2002 and 2003, Same-Store Properties would be properties owned and 100% operational from April 1, 2002 through June 30, 2003.

  •
  Changes attributable to operating properties acquired during or in between the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared. We define these as changes from "Property Additions."

  •
  Changes attributable to properties sold during or in between the two periods being compared. We define these as changes from "Sold Properties."

Comparison of the three months ended June 30, 2003 and 2002

        The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions(1)	Same-Store Properties		Sold Properties	Other	Total
	Dollar Change	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations
Rental revenue	$5,244	$(1,133)	(4)%	$(1,057)	$—	$3,054
Tenant recoveries and other revenue	714	(24)	(1)%	(93)	43	640

Total	$5,958	$(1,157)	(3)%	$(1,150)	$43	$3,694

Property operating expenses	$1,451	$133	(1)%	$(420)	$(89)	$1,075

Number of operating properties	16	94	N/A	2	N/A	112

(1)
Includes 12 acquired properties and four newly-constructed properties.

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

        The decrease in rental revenue from the Same-Store Properties includes the following:

  •
  decrease of $1.7 million in net revenue from the early termination of leases, of which $1.3 million is attributable to a lease terminated in June 2002. To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease term, they typically pay a fee to break these obligations. We recognize such fees as revenue at the time of the lease terminations and write off any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases against that revenue; the resulting net amount is the net revenue from the early termination of the leases;

  •
  increase of $364,000 relating to a building that was 100% occupied in the three months ended June 30, 2003 but vacant in the three months ended June 30, 2002; and

  •
  increase of $314,000 relating to additional rent charged in the three months ended June 30, 2003 in connection with a tenant not renewing its lease.

        Our interest expense increased 11% due primarily to a 17% increase in our average outstanding debt balance resulting from our 2002 and 2003 acquisition and construction activities, offset by a decrease in our weighted average interest rates from 6.5% to 6.1%. Of the $1.4 million increase in our depreciation and other amortization expense, $1.5 million was attributable to the Property Additions.

        General and administrative expenses decreased $174,000, or 9%, due primarily to decreased expenses related to (1) employee relocation in the prior period, (2) common share options that were re-priced in prior years and, therefore, subject to variable option accounting in the prior period (most of which were redeemed in July 2002) and (3) corporate marketing costs.

        Income from discontinued operations decreased $308,000 or 108% due to the one property classified as discontinued operations having been sold in March 2003.

        Net income available to common shareholders and basic and diluted earnings per common share decreased due primarily to the $11.2 million excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder. The repurchase of the Series C Preferred Units is discussed in the "Liquidity and Capital Resources" section below.

Comparison of the six months ended June 30, 2003 and 2002

        Our properties are concentrated in the Mid-Atlantic region of the United States, a region that encountered snowfall of record proportions during the six months ended June 30, 2003. The large snowfall required us to incur higher than normal snow removal expenses, which increased our overall property operating expenses. While the increased property expenses resulted in higher tenant recovery revenue, the structures of many of our leases do not enable us to recover the total increase in property operating expenses from tenants and we do not recover expenses to the extent that buildings are vacant.

        The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions(1)	Same-Store Properties		Sold Properties	Other	Total
	Dollar Change	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations
Rental revenue	$10,975	$(312)	(1)%	$(1,511)	$—	$9,152
Tenant recoveries and other revenue	1,464	885	13%	(66)	64	2,347

Total	$12,439	$573	1%	$(1,577)	$64	$11,499

Property operating expenses	$3,491	$1,958	11%	$(581)	$(15)	$4,853

Number of operating properties	17	93	N/A	2	N/A	112

(1)
Includes 12 acquired properties and five newly-constructed properties.

        As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions. However, the total revenues from these properties were adversely affected by property vacancies and the slow lease-up of newly-constructed buildings, conditions that we believe were attributable to the economic slowdown. The increase in these properties' operating expenses included $267,000 in snow removal expenses.

        The decrease in rental revenue from the Same-Store Properties includes the following:

  •
  decrease of $593,000 in net revenue from the early termination of leases;

  •
  decrease of $808,000 due to a building that was vacant in the six months ended June 30, 2003 but occupied for most of the six months ended June 30, 2002;

  •
  increase of $737,000 due to a building that was 100% occupied in the six months ended June 30, 2003 but vacant in the six months ended June 30, 2002; and

  •
  increase of $404,000 due to a building that was 100% occupied in the six months ended June 30, 2003 but partially vacant in the six months ended June 30, 2002.

        Tenant recoveries and other revenue from the Same-Store Properties increased primarily due to the increase in property operating expenses described below.

        The increase in the Same-Store Properties' property operating expenses included the following:

  •
  $1.5 million, or 855.7%, increase in snow removal due to higher snowfall in 2003; and

  •
  $210,000, or 104.0%, increase in expense associated with doubtful or uncollectible receivables related primarily to one tenant that declared bankruptcy in a prior year.

        Our interest expense increased 15% due primarily to a 21% increase in our average outstanding debt balance resulting from our 2002 and 2003 acquisition and construction activities, offset by a decrease in our weighted average interest rates from 6.5% to 6.0%. Of the $2.7 million increase in our depreciation and other amortization expense, $3.1 million was attributable to the Property Additions.

        General and administrative expenses decreased $396,000 or 10%, due primarily to (1) additional employee bonus expense in 2002, including additional discretionary bonuses awarded to officers in 2002 that were associated with performance in the prior year and (2) common share options that were re-priced in prior years and, therefore, subject to variable option accounting in the prior period (most of which were redeemed in July 2002).

        During the six months ending June 30, 2003, we realized an increase of $2.5 million in gains on sales of real estate, most of which related to an operating property that was reported in discontinued operations on our Consolidated Statements of Operations; Note 4 to the Consolidated Financial Statements contains further information regarding these real estate sales, and Note 15 to the Consolidated Financial Statements contains information regarding our (loss) income from discontinued operations.

        During the six months ended June 30, 2003, we recognized an $11,224 additional decrease to net income available to common shareholders representing the excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder. The repurchase of the Series C Preferred Units is discussed in the "Liquidity and Capital Resources" section below.

        Basic and diluted earnings per common share decreased due primarily to the redemption of the Series C Preferred Units.

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

  •
  proceeds from sales of real estate.

        We often use our Revolving Credit Facility to initially finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral. As of August 11, 2003, the maximum amount available under our Revolving Credit Facility was $122.9 million, of which $61.9 million was unused.

        In 2003, we entered into a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million. As of August 11, 2003, $6.1 million was unused, although such amount is not available for borrowing until additional properties are pledged as collateral.

Off-Balance Sheet Arrangements

        This section describes significant changes in our off-balance sheet arrangements from those described in the section entitled "Off-Balance Sheet Arrangements" in our 2002 Annual Report on Form 10-K. We own real estate through joint ventures when suitable equity partners are available at attractive terms. Each of our real estate joint ventures has a two-member management committee that is responsible for making major decisions (as set forth in the joint venture agreement), and we control one of the management committee positions in each case.

        During the six months ended June 30, 2003, we acquired a 20% interest in a construction joint venture that is managed by us, bringing our total investments in such joint ventures to two as of period end. The primary purpose of this joint venture structure is to enable us to leverage most of the equity requirements and reduce our risk in the project's construction. We have the option to acquire our joint venture partner's interest in this new joint venture for a pre-determined purchase price over a limited period of time. The earliest date that we can exercise this purchase option is September 1, 2004 for a purchase price of $4.9 million. If we do not elect to exercise this purchase option, our partner can take control of the joint venture's management committee by appointing an additional position to the committee. We could be required to purchase our partner's interest for a minimum purchase price of $4.9 million in the event that the joint venture defaults on its obligations as landlord or does not meet established construction completion timeframes. We serve as the sole guarantor for repayment of the joint venture's construction loans, although no such loans were outstanding as of June 30, 2003. We also have a unilateral obligation to make additional capital contributions of up to $4.5 million if construction overruns or certain other events occur. We earn construction, property management and guaranty fees (once a construction loan is obtained) from this joint venture.

        During the six months ended June 30, 2003, we contributed an office building into a joint venture in exchange for cash and a 20% interest in the joint venture. This joint venture enabled us to dispose of most of our investment in a property that we believe realized most of its earnings growth potential. We manage the joint venture's property operations and any required construction projects and earn fees for these services. Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement.

        Mortgage and other loans payable at June 30, 2003 consisted of the following:

Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004(1)	$89,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	78,138
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	56,655
Manufacturers Trade and Trust Company, LIBOR + 1.85%, maturing January 2005(2)	40,000
KeyBank National Association, LIBOR + 1.75%, maturing November 2003(1)	36,000
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	33,518
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	33,457
Allstate Life Insurance Company, 5.6%, maturing January 2013	29,172
State Farm Life Insurance Company, 6.51%, maturing August 2012	27,371
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004(1)	26,337
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,816
State Farm Life Insurance Company, 7.9%, maturing April 2008	25,215
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,528
Allstate Life Insurance Company, 6.93%, maturing July 2008	20,357
Allstate Life Insurance Company, 5.6%, maturing January 2013	19,448
Wachovia Bank, National Association, LIBOR + 1.9%, maturing January 2005(3)	18,900
Jolly Knolls, LLC, 3%, maturing December 2007(4)	17,120
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	17,020
KeyBank National Association, LIBOR + 2.0%, maturing August 2004	16,000
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,715
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,569
IDS Life Insurance Company, 7.9%, maturing March 2008	13,189
Bank of America, LIBOR + 1.75%, maturing December 2003(5)	12,776
SunTrust Bank, LIBOR + 1.5%, maturing January 2004(6)	12,000
Allfirst Bank, LIBOR +1.75%, maturing April 2004	10,876
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,677
Allfirst Bank, LIBOR + 1.75%, maturing July 2003(7)	6,371
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,579
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,847
Seller loan, 8.0%, maturing May 2007(8)	1,466

$736,117

(1)
May be extended for a one-year period, subject to certain conditions.

(2)
Additional borrowings of up to $10,500 may be available to fund tenant improvements and leasing commissions at a later date. May be extended for two six-month periods, subject to certain conditions.

(3)
Individual borrowings under this line of credit have one-year maturities.

(4)
Note with a face value of $18,433, discounted using a rate of 6%. The lender is an affiliate of Constellation Real Estate, Inc.

(5)
Construction loan with a total commitment of $14,000.

(6)
May be extended for a six-month period, subject to certain conditions.

(7)
In August, loan was extended with existing lender through January 2005, with two additional six-month extension options.

(8)
Interest rate on loan was reduced to 5.95% per annum effective on July 1, 2003.

        We have guaranteed the repayment of $249.8 million of the mortgage and other loans set forth above.

Tabular Disclosure of Contractual Obligations

        The following table summarizes certain of our material contractual cash obligations associated with investing and financing activities as of June 30, 2003 (in thousands):

	For the Periods Ended December 31,
	2003	2004 to 2005	2006 to 2007	Thereafter	Total
Contractual obligations
Mortgage loans payable(1)	$59,925	$254,867	$139,179	$282,146	$736,117
Acquisitions of properties(2)	8,946	—	—	—	8,946
Capital lease obligations(3)	19	45	3	—	67
Operating leases(3)	665	2,216	1,067	32,064	36,012

Total contractual cash obligations	$69,555	$257,128	$140,249	$314,210	$781,142

Other commitments(4)
Guarantees of joint venture loans(5)	$—	$13,671	$—	$—	$13,671

(1)
Our loan maturities in 2003 include $6.4 million in July that was extended though January 2005 with the existing lender. Our 2003 loan maturities also include $36.0 million in November that may be extended for a one-year period, subject to certain conditions. We expect to repay a $12.7 million loan maturing in December 2003 by obtaining a new loan.

(2)
Represents the second phase of a 108-acre land parcel that we were under contract to acquire from Constellation Real Estate, Inc., a related party. We acquired the first phase of this project on January 24, 2003 for $21,339, of which $18,433 was financed by a seller-provided mortgage loan that we recorded at a discount of $1,516 (see Note 4 to the Consolidated Financial Statements). We expect to acquire the second phase by September 2003 using proceeds from an additional seller-provided mortgage loan.

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

        In addition to the commitments set forth above, we had tenant improvement costs to incur on leases in place at June 30, 2003 that we expect to fund using cash flows from operations. We had preliminary construction costs to incur on projects that we expect to finance initially using cash reserves and long-term using construction loan facilities expected to be obtained. We also were under contract to incur costs under construction projects that we manage for third parties; these third parties are under contract to reimburse us for these costs. We had no other material contractual obligations as of June 30, 2003.

Investing and financing activities for the six months ended June 30, 2003

        During the six months ended June 30, 2003, we acquired two office buildings totaling 559,665 square feet for $89.5 million and a parcel of land for $21.3 million. These acquisitions were financed using the following:

  •
  $63.9 million in proceeds from the sale of common shares in an underwritten public offering;

  •
  $31.5 million from borrowings under new mortgage loans;

  •
  $9.9 million in funds escrowed from previous property sales;

  •
  $2.5 million from borrowings under our Revolving Credit Facility; and

  •
  cash reserves for the balance.

We intend to develop the new parcel of land acquired and construct multiple buildings on the land. We expect that the land will require approximately $2.0 million in development-related costs over the next two years prior to commencement of construction activities on the buildings; we expect to fund these costs using a combination of cash flow from operations and proceeds from our Revolving Credit Facility. When construction of the buildings is ready to commence, we expect to obtain construction loans to finance the construction activities. In addition, as construction of the buildings commences, we will need to pay down the portion of the existing loan on the property that is attributable to the land where the construction is taking place (the total loan balance at June 30, 2003 was $18.4 million, excluding a discount recorded on the loan); we expect to fund these loan pay downs primarily using proceeds from our Revolving Credit Facility. The timing of development and construction activities is dependent on the demand for office space in the real estate market.

        During the six months ended June 30, 2003, a building totaling 123,743 square feet that was partially operational and 63% pre-leased at December 31, 2002 became 100% operational. We estimate that costs incurred for this project will total approximately $23.5 million upon completion of this project. Costs incurred on this project through June 30, 2003 totaled $21.9 million, of which $292,000 was incurred in the six months ended June 30, 2003. We have a construction loan facility in place totaling $14.0 million to finance the construction of this project; borrowings under this facility totaled $12.8 million at June 30, 2003. We also used borrowings from our Revolving Credit Facility and cash reserves funded by a portion of our debt refinancing proceeds.

        During the six months ended June 30, 2003, we had construction activities underway on one building totaling 156,730 square feet that is 100% pre-leased. We estimate that costs incurred will total approximately $26.6 million upon completion of this project. Costs incurred on this project through June 30, 2003 totaled $6.5 million.

        During the six months ended June 30, 2003, we had development activities underway on one property. This property will have one building totaling 88,094 square feet that is 100% pre-leased. We estimate that costs incurred will total $15.4 million upon completion of development and construction of this project. Costs incurred on this project through June 30, 2003 totaled $881,000.

        The table below sets forth the major components of our 2003 property additions (in thousands):

	For the six months ended June 30, 2003
Acquisitions	$102,143
Tenant improvements on operating properties	3,927	(1)
Construction and development	3,424
Capital improvements on operating properties	1,895

	$111,389

(1)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

        Our investments in unconsolidated real estate joint ventures increased $1.8 million during the six months ended June 30, 2003 due primarily to our investment in Route 46 Partners, LLC and funding of construction costs of NBP 140, LLC and Gateway 67, LLC, which are discussed in Note 5 to our Consolidated Financial Statements.

        During the six months ended June 30, 2003, we sold an office building and two land parcels for $21.3 million. We also contributed an office building into a joint venture and subsequently received a $20.0 million cash distribution; we provided a loan of $3.3 million to an affiliate of our partner in the joint venture. The net proceeds from these transactions after transaction costs and the $3.3 million loan provided by us totaled $36.9 million; these proceeds were used as follows:

  •
  $29.4 million to pay down our Revolving Credit Facility; and

  •
  $7.5 million to fund a cash escrow that was subsequently applied towards an acquisition.

        During 2003, we borrowed $78.5 million under mortgages and other loans, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

  •
  $36.1 million to repurchase the Series C Preferred Units of our Operating Partnership, as noted below;

  •
  $31.5 million to finance acquisitions;

  •
  $7.9 million to pay down our Revolving Credit Facility;

  •
  $1.2 million to finance construction activities; and

  •
  the balance to fund cash reserves.

        On May 27, 2003, we sold 5,290,000 common shares in an underwritten public offering at a price of $15.03 per share for net proceeds of $79.4 million. We contributed the net proceeds from the sale to our Operating Partnership in exchange for 5,290,000 common units. The Operating Partnership, in turn, used $63.9 million of the proceeds to fund a property acquisition and the balance to pay down our Revolving Credit Facility.

        On June 16, 2003, we redeemed all of the 1,016,662 Series C Preferred Units in our Operating Partnership for $36.1 million using proceeds from a newly acquired $40.0 million mortgage loan. As a result of the repurchase, we recognized an $11.2 million reduction to net income available to common shareholders associated with the excess of the repurchase price over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

Investing and financing activities subsequent to June 30, 2003

        On July 25, 2003, we acquired five office buildings in Northern Virginia totaling 433,814 square feet for $75.5 million, including transaction costs. We financed the acquisition primarily using proceeds from (1) a new $45.0 million mortgage loan that carries an interest rate of LIBOR plus 2.0% and matures in one year (with two six-month extension options) and (2) our Revolving Credit Facility for the balance.

        On August 11, 2003, we completed the sale of 2,200,000 Series G Preferred Shares of beneficial interest (the "Series G Preferred Shares") at a price of $25.00 per share for net proceeds totaling approximately $53.3 million. These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 11, 2008. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $2.00 per share, which is equal to 8% of the $25.00 per share redemption price. We contributed the net proceeds to our Operating Partnership in exchange for 2,200,000 Series G Preferred Units. The Series G Preferred Units carry terms that are substantially the same as the Series G Preferred Shares. The Operating Partnership used most of the net proceeds to pay down our Revolving Credit Facility.

Cash Flows

        We generated net cash flow from operating activities of $30.4 million for the six months ended June 30, 2003, an increase of $1.2 million from the six months ended June 30, 2002; this increase was due primarily to income generated from our newly-acquired and newly-constructed properties, offset by an increase in accounts receivables associated with tenant improvement and third party construction projects. Our net cash flow used in investing activities for the six months ended June 30, 2003 increased $7.5 million from the six months ended June 30, 2002 due primarily to a $39.9 million increase in purchases of and additions to commercial real estate, offset by a $35.6 million increase in proceeds from sales of properties. Our net cash flow from financing activities for the six months ended June 30, 2003 increased $11.1 million from the six months ended June 30, 2002; this increase includes the following: (1) a $55.5 million increase in proceeds from the issuance of common shares; (2) a $15.3 million increase in cash from other liabilities; (3) $35.6 million in cash used to repurchase the Series C Preferred Units; and (4) a $28.2 million increase in repayments of mortgages and other loans payable.

Funds From Operations

        Funds from operations ("FFO") means net income available to common shareholders computed using GAAP, excluding gains (or losses) from sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, although others may interpret the definition differently. Additionally, the repurchase of the Series C Preferred Units in the Operating Partnership for an amount in excess of their recorded book value was a transaction not contemplated in the NAREIT definition of FFO; we believe that the exclusion of such an amount from FFO is appropriate. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." As a result, the concept of FFO was created by NAREIT for the REIT industry to "address this problem." We agree with the concept of FFO and believe that FFO is useful to investors as a supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing its results to those of other equity REITs, although the FFO we present may not be comparable to the FFO presented by other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO. We believe that net income available to common shareholders is the most directly comparable GAAP measure to FFO.

        Our FFO for the three and six months ended June 30, 2003 and 2002 and our reconciliation of FFO to net (loss) income available to common shareholders are set forth in the following table (dollars and shares in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002(1)	2003	2002(1)
Net (loss) income available to common shareholders	$(7,520)	$3,350	$(2,066)	$6,112
Add: Real estate-related depreciation and amortization	9,108	7,918	17,052	14,682
Add: Depreciation and amortization on unconsolidated real estate entities	61	22	97	86
Add: Minority interests—common units in the Operating Partnership	1,338	1,489	3,571	2,826
Less: Gain on sales of real estate properties, excluding redevelopment portion(2)	(8)	—	(2,851)	(93)
Add: Repurchase of preferred units in excess of recorded book value	11,224	—	11,224	—

Funds from operations—basic ("basic FFO")	14,203	12,779	27,027	23,613
Add: Preferred unit distributions	477	572	1,049	1,144
Add: Convertible preferred share dividends	136	136	272	272
Add: Restricted common share dividends	90	—	173	—
Expense associated with dilutive options	3	12	9	26

Funds from operations—diluted ("diluted FFO")	$14,909	$13,499	$28,530	$25,055

Weighted average common shares	25,443	22,704	24,389	21,801
Conversion of weighted average common units	8,963	9,391	8,976	9,499

Weighted average common shares/units—basic FFO	34,406	32,095	33,365	31,300
Conversion of weighted average preferred units	2,022	2,421	2,220	2,421
Conversion of share options	1,274	1,040	1,189	915
Conversion of weighted average preferred shares	1,197	1,197	1,197	1,197
Restricted common shares	334	—	314	—

Weighted average common shares/units—diluted FFO	39,233	36,753	38,285	35,833

Other information:
Straight-line rent adjustments	$1,309	$991	$2,486	$1,205

Recurring capital improvements	$1,864	$1,382	$4,620	$3,000

Amortization of origination value of leases on acquired properties into rental revenue	$569	$1,324	$1,118	$1,550

(1)
In 2003, we recorded a reclassification in connection with our accounting under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). We also recorded in 2003 a reclassification of 2002 losses on early retirement of debt in connection with our adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145") on January 1, 2003. These reclassifications changed basic and diluted FFO from what was reported in prior filings with the Securities and Exchange Commission. See Note 3 to the Consolidated Financial Statements for additional information pertaining to these adjustments and SFAS 141 and 145.

(2)
Gains from newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in compliance with the FFO definition, although others may interpret the definition differently.

Inflation

        We were not significantly affected by inflation during the periods presented in this report due primarily to the relatively low inflation rates in our markets. Most of our tenants are obligated to pay their share of a building's operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels. In addition, some of our tenants are obligated to pay their full share of a building's operating expenses. These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks, the most predominant of which is changing interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of June 30, 2003, 67.1% of our mortgage and other loans payable balance carried fixed interest rates. We also use interest rate swap agreements to reduce the impact of interest rate changes.

        The following table sets forth information relating to our long-term debt obligations, including principal obligations by scheduled maturity and weighted average interest rates at June 30, 2003 (dollars in thousands):

	For the Periods Ended December 31,
	2003(1)	2004(2)	2005(3)	2006	2007	Thereafter	Total
Long term debt:
Fixed rate	$4,494	$38,764	$29,611	$73,281	$65,898	$282,146	$494,194
Average interest rate	7.10%	6.86%	6.88%	6.80%	6.54%	6.12%	6.44%
Variable rate	$55,431	$146,492	$40,000	$—	$—	$—	$241,923
Average interest rate	2.93%	3.06%	3.03%	—	—	—	2.99%

(1)
Includes (i) a maturity of $6.4 million in July that was refinanced with the existing lender in August 2003 and (ii) a maturity of $36.0 million in November that may be extended for a one-year period, subject to certain conditions.

(2)
Includes maturities of $89.0 million in March and $25.8 million in August, each of which may be extended for a one-year period, subject to certain conditions; also includes a $12.0 million maturity in January that may be extended for a six-month period, subject to certain conditions.

(3)
Includes a $40.0 million maturity in January that may be extended for two six-month periods, subject to certain conditions.

        The fair market value of our mortgage and other loans payable was $783.1 million at June 30, 2003.

        The following table sets forth information pertaining to our derivative contracts in place as of June 30, 2003 and their respective fair values:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on June 30, 2003 (in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(799)
Interest rate swap	50.0	1.520%	1/7/03	1/2/04	(122)

Total					$(921)

        Based on our variable-rate debt balances, our interest expense would have increased by $628,000 during the six months ended June 30, 2003 if interest rates were 1% higher.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of the our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)
Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

a.
Not applicable

b.
Not applicable

c.
During the three months ended June 30, 2003, 42,980 of the Operating Partnership's common units were exchanged to 42,980 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.
Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On May 15, 2003, we held our annual meeting of shareholders. At the annual meeting, the shareholders voted on the election of three trustees, each for a three-year term. The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld
Thomas F. Brady	20,884,652	701,408
Steven D. Kesler	21,501,783	84,277
Kenneth D. Wethe	21,494,753	91,307

        The terms of Jay H. Shidler, Clay W. Hamlin, III, Betsy Z. Cohen, Robert L. Denton, and Kenneth S. Sweet, Jr. as trustees continued after the annual meeting.

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.1.2	Articles of Amended and Restated Declaration of Trust (filed with the Company's Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).
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
3.1.7
Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Registration Statement on Form 8-K on September 14, 2001 and incorporated herein by reference).
3.1.8
Articles Supplementary of Corporate Office Properties Trust Series G Cumulative Redeemable Preferred Shares, dated August 6, 2003 (filed with the Registrant's Registration Statement on Form 8-A on August 7, 2003 and incorporated herein by reference).
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
10.1	Twelfth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 2, 2003 (filed herewith).
10.2	Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed herewith).
10.3	Employment Agreement, dated May 15, 2003, between Corporate Realty Management, LLC, Corporate Office Properties Trust and Michael D. Kaiser (filed herewith).
10.4	Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Randall Griffin (filed herewith).
10.5	Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Roger Waesche, Jr. (filed herewith).
10.6	Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Dwight Taylor (filed herewith).
10.7	Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Michael Kaiser (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.3	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1
Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)
32.2
Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)
32.3
Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Filed herewith.)
99.1
Agreement of Purchase and Sale and Joint Escrow Instructions, dated May 15, 2003, between TST Waterview I, LLC; VeriSign, Inc.; and Anchor Title Insurance Company (filed with the Registrant's Current Report on Form 8-K on August 4, 2003 and incorporated herein by reference).
99.2
Agreement to Assign/Assume Purchase and Sale Agreement, dated May 15, 2003, between COPT Acquisitions, Inc.; VeriSign, Inc.; and Anchor Title Insurance Company (filed with the Registrant's Current Report on Form 8-K on August 4, 2003 and incorporated herein by reference).
99.3.1
Purchase and Sale Agreement, dated April 14, 2003, between TCC Dulles Tech Associates, LLC; PGI Westfields Associates, LLC; and COPT Acquisitions, Inc. (filed with the Registrant's Current Report on Form 8-K on August 4, 2003 and incorporated herein by reference).
99.3.2
Reinstatement of and First Amendment to Purchase and Sale Agreement, dated June 20, 2003, between TCC Dulles Tech Associates, LLC; PGI Westfields Associates, LLC; and COPT Acquisitions, Inc. (filed with the Registrant's Current Report on Form 8-K on August 4, 2003 and incorporated herein by reference).
b.
We filed the following Current Reports on Form 8-K in the quarterly period ended June 30, 2003:

        Report, furnished to the SEC on April 23, 2003, containing Item 7, Item 9 and Item 12 disclosures that were furnished in connection with the release of earnings on April 23, 2003. We also through this report made available certain additional information pertaining to our properties and operations as of and for the period ended March 31, 2003.

        Report, furnished to the SEC on April 25, 2003 (the date of the report was April 23, 2003), containing Item 7 and Item 12 disclosures that were furnished in connection with the release of earnings on April 23, 2003. Through this report, we made available our press release associated with the release of such earnings.

        Report, furnished to the SEC on May 1, 2003 (the date of the report was April 24, 2003), containing Item 7 and Item 9 disclosures that were furnished in connection with a non-GAAP financial measure discussed in a conference call to the investment community.

        Report, furnished to the SEC on May 13, 2003, containing Item 7 and Item 9 disclosures that were furnished in connection with presentations to the investment community.

        Report, filed with the SEC on May 23, 2003 (the date of the report was May 20, 2003), containing Item 5 and Item 7 disclosures that were filed in connection with our entry into an underwriting agreement with two firms for the public offering of common shares of beneficial interest.

        Report, furnished to the SEC on June 5, 2003, containing Item 7 and Item 9 disclosures that were furnished in connection with presentations to the investment community.

        Report, furnished to the SEC on June 20, 2003 containing Item 7 and Item 9 disclosures that were furnished in connection with presentations to the investment community.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST
Date: August 12, 2003	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin President and Chief Operating Officer
Date: August 12, 2003	By:	/s/ ROGER A. WAESCHE, JR. Roger A. Waesche, Jr. Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS FORM 10-Q
  ITEM 1. Financial Statements
Corporate Office Properties Trust and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data) (unaudited)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands) (unaudited)
Corporate Office Properties Trust and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Corporate Office Properties Trust and Subsidiaries Operating Data Variance Analysis (Dollars for this table are in thousands, except per share data)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES