Form 10-Q
period 2003-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2003-11-12
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

On November 7, 2003, 29,550,631 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,127,960	$1,008,178
Property held for sale, net	—	16,792
Projects under construction or development	52,956	34,567
Total commercial real estate properties, net	1,180,916	1,059,537
Investments in and advances to unconsolidated real estate joint ventures	9,576	7,999
Investment in real estate, net	1,190,492	1,067,536
Cash and cash equivalents	13,372	5,991
Restricted cash	7,878	9,739
Accounts receivable, net	7,049	3,509
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	16,728	13,698
Deferred charges, net	39,595	23,199
Prepaid and other assets	21,237	11,260
Furniture, fixtures and equipment, net	2,006	1,676
Total assets	$1,299,978	$1,138,229
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$759,298	$705,056
Accounts payable and accrued expenses	15,450	11,670
Rents received in advance and security deposits	11,503	8,253
Dividends and distributions payable	11,637	9,794
Deferred revenue associated with acquired operating leases	9,799	11,758
Fair value of derivatives	726	494
Other liabilities	7,114	1,821
Total liabilities	815,527	748,846
Minority interests:
Preferred units in the Operating Partnership	—	24,367
Common units in the Operating Partnership	80,411	76,519
Total minority interests	80,411	100,886
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized)
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250 at September 30, 2003 and December 31, 2002)	13	13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued with an aggregate liquidation preference of $13,600 at September 30, 2003 and December 31, 2002)	5	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at September 30, 2003 and December 31, 2002)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at September 30, 2003 and December 31, 2002)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $35,625 at September 30, 2003 and December 31, 2002)	22	—
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 29,527,436 at September 30, 2003 and 23,772,732 at December 31, 2002)	296	238
Additional paid-in capital	445,717	313,786
Cumulative distributions in excess of net income	(35,968)	(21,067)
Value of unearned restricted common share grants	(4,107)	(2,739)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(548)	(349)
Total shareholders’ equity	404,040	288,497
Total liabilities and shareholders’ equity	$1,299,978	$1,138,229

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Real Estate Operations:
Revenues
Rental revenue	$40,210	$33,769	$112,921	$97,328
Tenant recoveries and other revenue	5,238	4,296	14,923	11,634
Revenue from real estate operations	45,448	38,065	127,844	108,962
Expenses
Property operating	13,075	11,994	37,830	31,896
Interest	10,436	10,489	30,608	28,072
Amortization of deferred financing costs	773	559	1,957	1,793
Depreciation and other amortization	9,462	7,357	26,735	21,941
Expenses from real estate operations	33,746	30,399	97,130	83,702
Earnings from real estate operations before equity in income (loss) of unconsolidated real estate joint ventures	11,702	7,666	30,714	25,260
Equity in income (loss) of unconsolidated real estate joint ventures	95	138	(91)	134
Earnings from real estate operations	11,797	7,804	30,623	25,394
Service operations:
Revenues	1,769	1,107	3,364	3,194
Expenses	(1,027)	(1,077)	(2,784)	(3,353)
Equity in loss of unconsolidated Service Companies	—	(15)	—	(20)
Income (loss) from service operations	742	15	580	(179)
General and administrative expenses	(1,937)	(815)	(5,651)	(4,925)
Income before gain on sales of real estate, minority interests, income taxes and discontinued operations	10,602	7,004	25,552	20,290
Gain on sales of real estate	23	796	448	1,742
Income before minority interests, income taxes and discontinued operations	10,625	7,800	26,000	22,032
Minority interests
Common units in the Operating Partnership	(1,833)	(1,429)	(4,386)	(3,946)
Preferred units in the Operating Partnership	—	(572)	(1,049)	(1,716)
Other consolidated entities	—	104	—	59
Income before income taxes and discontinued operations	8,792	5,903	20,565	16,429
Income tax (expense) benefit, net of minority interests	(221)	(9)	(181)	43
Income before discontinued operations	8,571	5,894	20,384	16,472
Income from discontinued operations, net of minority interests	11	268	2,423	869
Net income	8,582	6,162	22,807	17,341
Preferred share dividends	(3,157)	(2,533)	(8,224)	(7,600)
Repurchase of preferred units in excess of recorded book value	—	—	(11,224)	—
Net income available to common shareholders	$5,425	$3,629	$3,359	$9,741
Basic earnings per common share
Income before discontinued operations	$0.19	$0.15	$0.04	$0.40
Discontinued operations	—	0.01	0.09	0.04
Net income	$0.19	$0.16	$0.13	$0.44
Diluted earnings per common share
Income before discontinued operations	$0.18	$0.14	$0.03	$0.38
Discontinued operations	—	0.01	0.09	0.04
Net income	$0.18	$0.15	$0.12	$0.42

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$22,807	$17,341
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,383	6,024
Depreciation and other amortization	26,754	22,402
Amortization of deferred financing costs	1,957	1,793
Amortization of value of acquired operating leases	(1,465)	(1,916)
Equity in (income) loss of unconsolidated entities	91	(114)
Gain on sales of real estate, including amounts in discontinued operations	(3,443)	(1,742)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(3,629)	(2,024)
Increase in accounts receivable, restricted cash and prepaid and other assets	(5,677)	(2,536)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	8,889	1,671
Other	790	932
Net cash provided by operating activities	53,457	41,831
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(183,697)	(129,013)
Proceeds from sales of properties	36,904	8,611
Investments in and advances to unconsolidated real estate joint ventures	(735)	1,779
Leasing commissions paid	(2,061)	(5,109)
(Increase) decrease in advances to certain real estate joint ventures	(4,134)	2,583
Other	(1,680)	(521)
Net cash used in investing activities	(155,403)	(121,670)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	206,057	254,217
Repayments of mortgage and other loans payable	(169,055)	(153,551)
Deferred financing costs paid	(1,277)	(1,852)
Increase (decrease) in other liabilities	4,000	(11,336)
Net proceeds from issuance of common shares	81,388	25,364
Net proceeds from issuance of preferred shares	53,240	—
Repurchase of preferred units	(35,591)	—
Dividends paid	(24,595)	(21,354)
Distributions paid	(7,126)	(7,716)
Other	2,286	(2,909)
Net cash provided by financing activities	109,327	80,863
Net increase in cash and cash equivalents	7,381	1,024
Cash and cash equivalents
Beginning of year	5,991	6,640
End of period	$13,372	$7,664

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully- integrated and self-managed real estate investment trust (“REIT”).  We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  COPT is qualified as a REIT as defined in the Internal Revenue Code and is the successor to a corporation organized in 1988.  As of September 30, 2003, our portfolio included 118 operating properties, including three properties owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2003 follows:

% Owned by COPT
Common Units	75%
Series B Preferred Units	100%
Series D Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%

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

Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year.  Our computation of diluted EPS is similar except that:

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic EPS on net income available to common shareholders	$5,425	$3,629	$3,359	$9,741
Subtract: Income from discontinued operations, net	(11)	(268)	(2,423)	(869)
Numerator for basic EPS before discontinued operations	5,414	3,361	936	8,872
Add: Series D Preferred Share dividends	136	136	—	408
Subtract: Income on dilutive options	—	(6)	—	—
Numerator for diluted EPS before discontinued operations	5,550	3,491	936	9,280
Add: Income from discontinued operations, net	11	268	2,423	869
Numerator for diluted EPS on net income available to common shareholders	$5,561	$3,759	$3,359	$10,149
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	28,832	23,029	25,886	22,215
Assumed conversion of share options	1,480	923	1,257	873
Assumed conversion of Series D Preferred Shares	1,197	1,197	—	1,197
Denominator for diluted EPS	31,509	25,149	27,143	24,285

Basic EPS:
Income before discontinued operations	$0.19	$0.15	$0.04	$0.40
Income from discontinued operations	$—	$0.01	$0.09	$0.04
Net income available to common shareholders	$0.19	$0.16	$0.13	$0.44
Diluted EPS:
Income before discontinued operations	$0.18	$0.14	$0.03	$0.38
Income from discontinued operations	$—	$0.01	$0.09	$0.04
Net income available to common shareholders	$0.18	$0.15	$0.12	$0.42

Our diluted EPS computations above do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average shares in denominator
	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Conversion of share options	6	55	50	67
Conversion of weighted average common units	8,909	9,149	8,954	9,381
Conversion of weighted average preferred units	—	2,421	1,472	2,421
Conversion of weighted average preferred shares	—	—	1,197	—
Restricted common shares	161	317	132	317

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

•                  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00.  We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options.  As of September 30, 2003, 7,700 of these shares options were outstanding.

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

Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Increase (decrease) in general and administrative expenses	$269	$(464)	$753	$312
Decrease (increase) in income from service operations	98	(404)	289	(23)

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income available to common shareholders, as reported	$5,425	$3,629	$3,359	$9,741
Stock-based compensation expense (revenue), net of related tax effects and minority interests, included in the determination of net income available to common shareholders	247	(496)	676	186
Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(222)	(125)	(618)	(702)
Net income available to common shareholders, pro forma	$5,450	$3,008	$3,417	$9,225
Basic earnings per share on net income available to common shareholders, as reported	$0.19	$0.16	$0.13	$0.44
Basic earnings per share on net income available to common shareholders, pro forma	$0.19	$0.13	$0.13	$0.42
Diluted earnings per share on net income available to common shareholders, as reported	$0.18	$0.15	$0.12	$0.42
Diluted earnings per share on net income available to common shareholders, pro forma	$0.18	$0.12	$0.13	$0.40

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

•                  Value is assigned to in-place operating leases to the extent that the future cash flows under the contractual lease terms are above or below market at the time of acquisition (the “lease to market value”).  For example, if we acquire a property and the leases in place for that property carry rents below the market rent for such leases at the time of acquisition, we classify the amount equal to the difference as deferred revenue and increase the amount of the acquisition classified as investment in real estate.  Conversely, if the leases in place for that property carry rents above the market rent, we classify the amount equal to the difference as a deferred asset, and decrease the amount of the acquisition classified as investment in real estate.  Deferred revenue or deferred assets recorded in connection with in-place operating leases of acquired properties are amortized into rental revenue over the lives of the leases.

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

•                  In recognition of what we believe to be the positions of the Securities and Exchange Commission with respect to SFAS 141, value is also assigned to other intangible assets for acquisitions of operating real estate occurring subsequent to March 31, 2003.  These other intangible assets are computed by valuing the property on an as if vacant basis and subtracting from the total acquisition cost the sum of the (1) as if vacant value, (2) lease to market value and (3) value assigned to tenant improvements and leasing costs described above.  The other intangible assets are amortized over the estimated useful lives of the assets; the useful lives of these assets are shorter than the depreciation periods of the base buildings.

We reclassified certain items in connection with our accounting under SFAS 141 in the quarter ended March 31, 2003.  The primary effects of the reclassification to our Consolidated Financial Statements were as follows:

•                  since the in-place operating leases of properties acquired since July 1, 2001 were on average at below market rents, the application of SFAS 141 resulted in our recording of net deferred revenue; and

•                  we recognized additional rental revenue in 2002 associated with the amortization of the deferred revenue described above and recognized offsetting depreciation and amortization expense on tenant improvements and leasing costs associated with in-place operating leases.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Additional revenue recognized under SFAS 141	$347	$366	$1,465	$1,916

On January 1, 2003, we adopted SFAS 145.  SFAS 145 generally eliminates the requirement that gains and losses from the retirement of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS 145 also eliminates previously existing inconsistencies between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects similar to those of sale-leaseback transactions.  Certain aspects of the standard were effective for certain types of transactions occurring after May 15, 2002, although we had no such transactions.  Upon adoption, we reclassified all prior period losses on early retirement of debt from the line on the Consolidated Statements of Operations entitled “extraordinary item” to the line entitled “amortization of deferred financing costs.”  These reclassifications did not result in changes to net income available to common shareholders or basic and diluted EPS on net income available to common shareholders.  Losses from retirement of debt reclassified totaled $2 for the three months ended September 30, 2002 and $201 for the nine months ended September 30, 2002.

On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) on a prospective basis for guarantees issued or modified after December 31, 2002.  FIN 45 clarifies the requirements of Statements of Financial Accounting Standards No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  It requires that a guarantor recognize a liability for the fair value of the obligation it assumes under that guarantee.   Since our adoption of FIN 45’s provisions was prospective, we were not affected for our guarantees previously in place.  However, since we expect to continue to enter into guarantee arrangements covered within the scope of FIN 45 as we have in the past, we expect to be affected in the future primarily by having to record liabilities associated with such arrangements.

In January 2003, the FASB issued FIN 46.  FIN 46 provides guidance in identifying situations in which an entity is controlled by its owners without such owners owning most of the outstanding voting rights in the entity; it defines the entity in such situations as a variable interest entity (“VIE”).  Situations identified by FIN 46 include when the equity owners do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 then provides guidance in determining when an owner of a VIE should use the consolidation method in accounting for its investment in the VIE.  It also provides for additional disclosure requirements for certain owners of VIEs.  We adopted FIN 46 immediately for all VIEs created subsequent to January 31, 2003.  We expect to adopt FIN 46 for VIEs created prior to February 1, 2003 effective October 1, 2003, although we were required to adopt certain disclosure requirements for purposes of these Consolidated Financial Statements.  While we are currently reviewing the provisions of FIN 46 and assessing the impact upon adoption for VIEs created prior to February 1, 2003, we currently believe that we will be required to use the consolidation method of accounting for our investments in the following unconsolidated real estate joint ventures: Gateway 67, LLC, Gateway 70 LLC and MOR Forbes 2 LLC.  We also believe that we may be required to use the consolidation method of accounting for our investments in NBP 140, LLC and MOR Montpelier 3 LLC.  See Note 5 for disclosures pertaining to our unconsolidated real estate joint ventures.  In addition, we believe that we may be required to use the consolidation method of accounting for our investment in NBP 220, LLC, a real estate joint venture that we are currently accounting for using the financing method of accounting (see Notes 2 and 4).  The following table sets forth condensed combined balance sheets as of September 30, 2003 for NBP 220 and the unconsolidated real estate joint ventures that we believe we will consolidate or may consolidate effective October 1, 2003:

Commercial real estate property	$42,009
Other assets	1,852
Total assets	$43,861

Liabilities	$25,109
Owners’ equity	18,752
Total liabilities and owners’ equity	$43,861

Most of the entities that we will consolidate or may consolidate effective October 1, 2003 own real estate under development or construction; as a result, these entities did not earn significant revenue or incur significant expenses during the nine months ended September 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003, except in the case of evaluating investments in certain finite life entities, in which case the effective date is to be determined.  Our adoption of SFAS 150 on July 1, 2003 did not effect our consolidated financial statements.  With regard to the effect of the adoption of SFAS 150 at a future date for investments in certain finite life entities, we will not know the effect upon adoption until pending amendments are finalized by the FASB.

4.             Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30, 2003	December 31, 2002
Land	$215,226	$191,823
Buildings and improvements	1,009,272	892,533
	1,224,498	1,084,356
Less: accumulated depreciation	(96,538)	(76,178)
	$1,127,960	$1,008,178

At December 31, 2002, we were negotiating the sale of our office property and adjacent undeveloped land parcels located in Oxon Hill, Maryland.  As a result, these properties were classified as held for sale.  The components associated with these properties at December 31, 2002 included the following:

December 31, 2002
Land - operational	$3,434
Land - development	357
Buildings and improvements	14,892
18,683
Less: accumulated depreciation	(1,891)
$16,792

We sold these properties on March 31, 2003.

Projects we had under construction or development consisted of the following:

	September 30, 2003	December 31, 2002
Land	$43,482	$24,641
Construction in progress	9,474	9,926
	$52,956	$34,567

2003 Acquisitions

We acquired the following office properties during the nine months ended September 30, 2003:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
2500 Riva Road	Annapolis, MD	4/4/2003	1	155,000	$18,038
13200 Woodland Park Drive	Herndon, VA	6/2/2003	1	404,665	71,436
Dulles Tech	Herndon, VA	7/25/2003	2	166,821	27,019
Ridgeview	Chantilly, VA	7/25/2003	3	266,993	48,508

On January 24, 2003, we completed the first phase of a $29.8 million, 108-acre land parcel acquisition from an affiliate of Constellation Real Estate, Inc. (“Constellation”).  The land parcel is located adjacent to an office park that we own in Annapolis Junction, Maryland.  The first phase was acquired for $21,339, of which $18,433 was financed by a seller-provided mortgage loan bearing interest at 3%.  Since we considered the interest rate on this loan to be below the market rate for similar loans, we discounted the recorded amounts for the acquisition and mortgage loan by $1,516.  Under an agreement that was terminated on March 5, 2002, Constellation nominated two members for election to our Board of Trustees; these members still served on our Board of Trustees as of September 30, 2003.  The terms of the land parcel acquisition were determined as a result of arms-length negotiations.  In management’s opinion, the resulting terms reflected fair value for the property based on management’s knowledge and experience in the real estate market.

2003 Construction/Development

During the nine months ended September 30, 2003, a 123,743 square foot building that was partially operational at December 31, 2002 became 100% operational.  The building is located in Columbia, Maryland.

As of September 30, 2003, we had construction underway on two new buildings, one of which is located in Annapolis Junction, Maryland and the other in Chantilly, Virginia (excluding construction activities of real estate joint ventures accounted for using the equity method of accounting).

2003 Dispositions

On January 31, 2003, we contributed a developed land parcel into a real estate joint venture called NBP 220, LLC (“NBP 220”) and subsequently received a $4,000 distribution.  Upon completion of this transaction, we owned a 20% interest in NBP 220.  We have the option to acquire our joint venture partner’s interest between September 1, 2004 and February 28, 2005 or prior to that date if certain events defined in the agreement occur.  The minimum purchase price would be $4,911.  We account for our interest in this joint venture using the financing method of accounting, which is discussed in Note 2 above.  Our commitments and contingencies pertaining to NBP 220 are included in Note 16.  Our maximum exposure to loss in NBP 220 was $33,113 at September 30, 2003; this amount was derived from the sum of the investment balance, loan guarantees (based on maximum loan balance) and maximum additional unilateral capital contributions required from us (excludes additional amounts that we and our partner are obligated to fund as and when needed proportional to our ownership percentage).

On March 14, 2003, we contributed a 157,394 square foot office building located in Fairfield, New Jersey into a real estate joint venture called Route 46 Partners, LLC in exchange for $19,960 in cash and a 20% interest in the joint venture.  Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement.  Due primarily to a $3,300 loan we made to an affiliate of our joint venture partner as part of the transaction (a loan that was subsequently repaid in October 2003), we deferred a gain of $1,370 on this transaction.  See Notes 5 and 16 for further disclosures related to this joint venture.

On March 31, 2003, we sold an office property totaling 181,768 square feet and two adjacent land parcels located in Oxon Hill, Maryland, for a total sale price of $21,288.  We recognized a total gain of $3,371 on this sale.

5.                                      Investments in and Advances to Unconsolidated Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following (excluding NBP 220, a real estate joint venture accounted for using the financing method of accounting):

	September 30, 2003	December 31, 2002	Date Acquired	Ownership % at 9/30/2003	Nature of Activity	Total Assets at 9/30/2003	Maximum Exposure to Loss (6)
Gateway 67, LLC	$4,473	$4,130	9/28/00	80%	Owns newly-constructed buildings (1)	$12,423	$15,073
Gateway 70 LLC	2,417	2,472	4/5/01	80%	Developing land parcel (1)	3,484	2,417
Route 46 Partners, LLC	1,027	—	3/14/03	20%	Operating building (2)	23,704	1,347
MOR Forbes 2 LLC	730	712	12/24/02	80%	Constructing building (3)	3,404	5,437
NBP 140, LLC	474	230	12/27/01	10%	Constructing building (4)	13,393	18,574
MOR Montpelier 3 LLC	455	455	2/21/02	50%	Developing land parcel (5)	901	455
	$9,576	$7,999				$57,309	$43,303

(1)          This joint venture’s property is located in Columbia, Maryland.

(2)          This joint venture’s property is located in Fairfield, New Jersey.

(3)          This joint venture’s property is located in Lanham, Maryland.

(4)          This joint venture’s property is located in Annapolis Junction, Maryland.

(5)          This joint venture’s property is located in Laurel, Maryland.

(6)          Derived from the sum of our investment balance, loan guarantees (based on maximum loan balance) and maximum additional unilateral capital contributions required from us.  Not reported above are additional amounts that we and our partners are required to fund as and when needed by these joint ventures; these funding requirements are proportional to our ownership percentage, except in the case of NBP 140, LLC, in which we are required to  fund 50% of additional fundings.

Our commitments and contingencies pertaining to our unconsolidated real estate joint ventures are disclosed in Note 16.  The following table sets forth condensed combined balance sheets for these unconsolidated real estate joint ventures:

	September 30, 2003	December 31, 2002
Commercial real estate property	$54,605	$25,463
Other assets	2,704	493
Total assets	$57,309	$25,956

Liabilities	$34,712	$12,636
Owners’ equity	22,597	13,320
Total liabilities and owners’ equity	$57,309	$25,956

While we are currently reviewing the provisions of FIN 46 and assessing the impact upon adoption, we believe that we will be required to use the consolidation method of accounting for our investments in the following unconsolidated real estate joint ventures: Gateway 67, LLC, Gateway 70 LLC and MOR Forbes 2 LLC.  We also concluded that we may be required to use the consolidation method of accounting for our investments in NBP 140, LLC and MOR Montpelier 3 LLC.  See Note 3 for disclosures pertaining to the potential effect of adopting FIN 46 for these joint ventures.

6.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $542 at September 30, 2003 and $767 at December 31, 2002.

7.             Investments in and Advances to Other Unconsolidated Entities

Our investments in and advances to other unconsolidated entities include the following:

	September 30, 2003	December 31, 2002	Date Acquired	Ownership % at 9/30/2003	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1) TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

8.             Deferred Charges

Deferred charges consisted of the following:

	September 30, 2003	December 31, 2002
Deferred leasing costs	$24,917	$22,180
Intangible assets recorded in connection with real estate acquisitions	18,687	1,281
Deferred financing costs	12,742	11,458
Goodwill	1,880	1,880
Deferred other	155	155
	58,381	36,954
Accumulated amortization (1)	(18,786)	(13,755)
Deferred charges, net	$39,595	$23,199

(1) Includes accumulated amortization associated with goodwill of $151 at September 30, 2003 and December 31, 2002.

9.             Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at September 30, 2003	Fair Value at December 31, 2002
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(662)	$(482)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	(64)	—
Interest rate swap	50.0	5.760%	1/2/2001	1/2/2003	—	(12)
Total					$(726)	$(494)

We have designated each of these derivatives as cash flow hedges.  These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  At September 30, 2003, our outstanding interest rate swaps were considered highly effective cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The table below sets forth our accounting application of changes in derivative fair values:

	For the nine months ended September 30,
	2003	2002
(Decrease) increase in fair value applied to AOCL (1) and minority interests	$(232)	$2,738
Decrease in fair value recognized as loss (2)	—	(1)

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

10.                               Shareholders’ Equity

Preferred Shares

On August 11, 2003, we completed the sale of 2,200,000 Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share for net proceeds of $53,240.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 11, 2008.  Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $2.00 per share, which is equal to 8% of the $25.00 per share redemption price.  We contributed the net proceeds to our Operating Partnership in exchange for 2,200,000 Series G Preferred Units.  The Series G Preferred Units carry terms that are substantially the same as the Series G Preferred Shares.

Common Shares

On May 27, 2003, we sold 5,290,000 common shares in an underwritten public offering at a net price of $15.03 per share.  We contributed the net proceeds from the sale to our Operating Partnership in exchange for 5,290,000 common units.

During the nine months ended September 30, 2003, we issued 119,324 common shares to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.

During the nine months ended September 30, 2003, forfeiture restrictions lapsed on 49,073 common shares issued to officers.

We issued 225,847 common shares upon the exercise of share options during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003, 119,533 common units in our Operating Partnership were converted into common shares, in accordance with our Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, on the basis of one common share for each common unit.

A summary of the activity in the AOCL component of shareholders’ equity for the nine months ended September 30, 2003 follows:

Beginning balance	$(349)
Unrealized loss on interest rate swaps, net of minority interests	(199)
Ending balance	$(548)

11.                               Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2003:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6250	$781
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6250	$781
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.6250	$781
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.6250	$781

Series D Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2500	$136
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2500	$136
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.2500	$136
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.2500	$136

Series E Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6406	$737
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6406	$737
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.6406	$737
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.6172	$880
First Quarter 2003	March 31, 2003	April 15, 2003	$0.6172	$880
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.6172	$880
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.6172	$880

Series G Preferred Shares:
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.3610	$794

Common Shares:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2200	$5,114
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2200	$5,139
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.2200	$6,322
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.2350	$6,798

Series C Preferred Units:
Fourth Quarter 2002	December 6, 2002	January 15, 2003	$0.5625	$572
First Quarter 2003	March 31, 2003	April 15, 2003	$0.5625	$572
Second Quarter 2003	(1)	(1)	$0.4698	$477

Common Units:
Fourth Quarter 2002	December 31, 2002	January 15, 2003	$0.2200	$1,978
First Quarter 2003	March 31, 2003	April 15, 2003	$0.2200	$1,978
Second Quarter 2003	June 30, 2003	July 15, 2003	$0.2200	$1,968
Third Quarter 2003	September 30, 2003	October 15, 2003	$0.2350	$2,085

(1)     Repurchase of units took place prior to distribution payment date.  Accrued and unpaid return on units totaled $477 on the June 16, 2003 repurchase date.  We paid this amount to the holder of the units at the time of purchase.

12.                               Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2003	2002
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$16,917	$36,040
Notes receivable assumed upon sales of real estate	$3,300	$2,326
Investment in real estate joint venture obtained with disposition of property	$2,300	$—
Decrease in accrued capital improvements	$856	$2,536
Amortization of discount on mortgage loan to commercial real estate properties	$323	$—
Accretion of other liability to commercial real estate properties	$358	$—
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(232)	$2,738
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$6,688	$5,694
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,066	$8,623
Dividends/distribution payable	$11,637	$9,789

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

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Other	Total
Three months ended September 30, 2003:
Revenues	$24,670	$9,010	$2,507	$3,685	$2,372	$1,481	$1,725	$45,450
Property operating expenses	7,242	2,657	36	1,300	663	536	628	13,062
NOI	$17,428	$6,353	$2,471	$2,385	$1,709	$945	$1,097	$32,388
Commercial real estate property expenditures	$3,807	$64,536	$201	$122	$74	$101	$314	$69,155

Three months ended September 30, 2002:
Revenues	$21,151	$3,777	$2,507	$5,176	$2,407	$2,339	$1,678	$39,035
Property operating expenses	6,771	1,472	38	2,030	604	914	532	12,361
NOI	$14,380	$2,305	$2,469	$3,146	$1,803	$1,425	$1,146	$26,674
Commercial real estate property expenditures	$2,407	$51,010	$143	$382	$34	$27,471	$96	$81,543

Nine months ended September 30, 2003:
Revenues	$71,261	$20,116	$7,519	$11,864	$7,523	$5,259	$5,212	$128,754
Property operating expenses	21,599	6,191	106	4,193	2,093	2,150	1,857	38,189
NOI	$49,662	$13,925	$7,413	$7,671	$5,430	$3,109	$3,355	$90,565
Commercial real estate property expenditures	$47,431	$130,441	$510	$351	$241	$506	$1,064	$180,544
Segment assets at September 30, 2003	$641,310	$263,428	$102,631	$84,844	$69,724	$41,767	$96,274	$1,299,978

Nine months ended September 30, 2002:
Revenues	$62,856	$9,286	$7,519	$14,701	$7,204	$5,408	$4,949	$111,923
Property operating expenses	17,965	3,674	112	5,413	1,853	2,228	1,662	32,907
NOI	$44,891	$5,612	$7,407	$9,288	$5,351	$3,180	$3,287	$79,016
Commercial real estate property expenditures	$82,127	$51,336	$423	$712	$833	$27,655	$742	$163,828
Segment assets at September 30, 2002	$598,855	$116,562	$104,060	$107,673	$70,917	$59,802	$83,839	$1,141,708

The following table reconciles our NOI for reportable segments to income before income taxes and discontinued operations as reported on our Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
NOI for reportable segments	$32,388	$26,674	$90,565	$79,016
Equity in income (loss) of unconsolidated real estate joint ventures	95	138	(91)	134
Income (loss) from service operations	742	15	580	(179)
Add: Gain on sales of real estate	23	796	448	1,742
Less:
Interest	(10,436)	(10,489)	(30,608)	(28,072)
Depreciation and other amortization	(9,462)	(7,357)	(26,735)	(21,941)
General and administrative	(1,937)	(815)	(5,651)	(4,925)
Amortization of deferred financing costs	(773)	(559)	(1,957)	(1,793)
Minority interests	(1,833)	(1,897)	(5,435)	(5,603)
NOI from discontinued operations	(15)	(603)	(551)	(1,950)
Income before income taxes and discontinued operations	$8,792	$5,903	$20,565	$16,429

We did not allocate gain on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate equity in income (loss) of unconsolidated real estate joint ventures, income (loss) from service operations, general and administrative expense and minority interests because these items represent general corporate items not attributable to segments.

14.          Income Taxes

COMI’s provision for income tax consists of the following:

	For the nine months ended September 30,
	2003	2002
Current
Federal	$(173)	$53
State	(37)	12
	(210)	65
Deferred
Federal	(23)	—
State	(5)	—
	(28)	—
Total	(238)	65
Less: minority interests	57	(22)
Income tax (expense) benefit, net of minority interests	$(181)	$43

Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with stock-based compensation.

COMI’s combined Federal and state effective tax rate for the nine months ended September 30, 2003 and 2002 was approximately 40%.

15.          Discontinued Operations

The table below sets forth the components of income from discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue from real estate operations	$2	$970	$910	$2,961
Expenses from real estate operations:
Property operating expenses	(13)	367	359	1,011
Depreciation and amortization	—	147	19	462
Interest expense	—	74	100	221
Expenses from real estate operations	(13)	588	478	1,694
Earnings from real estate operations before gain on sale of real estate and minority interests	15	382	432	1,267
Gain on sale of real estate	—	—	2,995	—
Income from discontinued operations before minority interests	15	382	3,427	1,267
Minority interests in discontinued operations	(4)	(114)	(1,004)	(398)
Income from discontinued operations, net of minority interests	$11	$268	$2,423	$869

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

At September 30, 2003, we were under contract to acquire from Constellation the second phase of a 108-acre land purchase for a minimum purchase price of $9,013.  We expect to acquire this parcel in November 2003.

Joint Ventures

In the event that costs to complete construction of buildings owned by two of our joint ventures exceed amounts funded by credit facilities and member investments previously made, we will be responsible for making additional investments in these joint ventures of up to $8,500 in the aggregate.  We do not expect that such contributions will be necessary.

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

As of September 30, 2003, we served as guarantor for the repayment of mortgage loans totaling $15,711 for certain of our unconsolidated real estate joint ventures in the event that the joint ventures default on the payment of such loans.  The maturity dates of these loans range from January to November 2004.

In four of our unconsolidated real estate joint ventures owned as of September 30, 2003, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of three and 50% in the case of one) in the event that all of the following were to occur:

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

The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that the buildings were sold for a capitalized fair value (as defined in the agreements) on a defined date.  As of September 30, 2003, none of the four real estate joint ventures had completed the shell construction on their final building.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $2.1 million; however, since the determination of this amount is dependent on the operations of the properties and none of these properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

We would be required to acquire the other members’ interests in NBP 140, LLC and NBP 220, LLC in the event that the joint ventures default on their obligations as landlords or do not meet established construction completion timeframes.  The minimum amount we would need to acquire these membership interests is $10,262 at September 30, 2003.

Operating Leases

We are obligated under five operating leases for office space.  Future minimum aggregate rental payments due under the terms of these leases as of September 30, 2003 were as follows:

2003	$153
2004	601
2005	585
2006	324
2007	39
Thereafter	29
$1,731

Land Leases

We are obligated under leases for two parcels of land; we have a building located on one of these parcels and the other parcel is being developed.  These leases provide for monthly rent on one parcel through March 2098 and the other through September 2099.  Future minimum aggregate rental payments due under the terms of these leases as of September 30, 2003 were as follows:

2003	$89
2004	353
2005	353
2006	353
2007	353
Thereafter	32,064
$33,565

We have the option to acquire these two parcels of land over a three-year period beginning in January 2004 for an aggregate maximum purchase price of $4,000; we expect to exercise this purchase option in 2004.

Vehicle Leases

We are obligated under various leases for vehicles.  Future minimum aggregate rental payments due under the terms of these leases as of September 30, 2003 were as follows:

2003	$81
2004	261
2005	176
2006	94
2007	11
$623

17.          Pro Forma Financial Information

We accounted for our 2002 and 2003 acquisitions of consolidated entities using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2003.

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

	For the nine months ended September 30,
	2003	2002

Pro forma total revenues	$138,812	$125,528
Pro forma net income available to common shareholders	$2,765	$12,113
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.10	$0.44
Diluted	$0.09	$0.42

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this section, we discuss our financial condition and results of operations for the three and nine months ended September 30, 2003.  This section includes discussions on, among other things:

•                  why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2003 compared to the same periods in 2002;

•                  what our primary sources and uses of cash were in the nine months ended September 30, 2003;

•                  how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2003;

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

•                  adverse changes in the real estate markets, including, among other things, increased competition with other companies;

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

Corporate Office Properties Trust and Subsidiaries
Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended September 30,				For the nine months ended September 30,
	2003	2002	Variance	% Change	2003	2002	Variance	% Change
Real Estate Operations:
Revenues
Rental revenue	$40,210	$33,769	$6,441	19%	$112,921	$97,328	$15,593	16%
Tenant recoveries and other revenue	5,238	4,296	942	22%	14,923	11,634	3,289	28%
Revenues from real estate operations	45,448	38,065	7,383	19%	127,844	108,962	18,882	17%
Expenses
Property operating	13,075	11,994	1,081	9%	37,830	31,896	5,934	19%
Interest	10,436	10,489	(53)	(1)%	30,608	28,072	2,536	9%
Amortization of deferred financing costs	773	559	214	38%	1,957	1,793	164	9%
Depreciation and other amortization	9,462	7,357	2,105	29%	26,735	21,941	4,794	22%
Expenses from real estate operations	33,746	30,399	3,347	11%	97,130	83,702	13,428	16%
Earnings from real estate operations before equity in income (loss) of unconsolidated real estate joint ventures	11,702	7,666	4,036	53%	30,714	25,260	5,454	22%
Equity in income (loss) of unconsolidated real estate joint ventures	95	138	(43)	(31)%	(91)	134	(225)	(168)%
Earnings from real estate operations	11,797	7,804	3,993	51%	30,623	25,394	5,229	21%
Income (losses) from service operations	742	15	727	4847%	580	(179)	759	N/A
General and administrative expense	(1,937)	(815)	(1,122)	138%	(5,651)	(4,925)	(726)	15%
Gain on sales of real estate	23	796	(773)	(97)%	448	1,742	(1,294)	(74)%
Income before minority interests, income taxes and discontinued operations	10,625	7,800	2,825	36%	26,000	22,032	3,968	18%
Minority interests	(1,833)	(1,897)	64	(3)%	(5,435)	(5,603)	168	(3)%
Income tax (expense) benefit, net	(221)	(9)	(212)	2356%	(181)	43	(224)	(521)%
Income from discontinued operations, net	11	268	(257)	(96)%	2,423	869	1,554	179%
Net income	8,582	6,162	2,420	39%	22,807	17,341	5,466	32%
Preferred share dividends	(3,157)	(2,533)	(624)	25%	(8,224)	(7,600)	(624)	8%
Repurchase of preferred units in excess of recorded book value	—	—	—	N/A	(11,224)	—	(11,224)	N/A
Net income available to common shareholders	$5,425	$3,629	$1,796	49%	$3,359	$9,741	$(6,382)	(66)%
Basic earnings per common share
Income before discontinued operations	$0.19	$0.15	$0.04	27%	$0.04	$0.40	$(0.36)	(90)%
Net income	$0.19	$0.16	$0.03	19%	$0.13	$0.44	$(0.31)	(70)%
Diluted earnings per common share
Income before discontinued operations	$0.18	$0.14	$0.04	29%	$0.03	$0.38	$(0.35)	(92)%
Net income	$0.18	$0.15	$0.03	20%	$0.12	$0.42	$(0.30)	(71)%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

We believe that the economic slowdown in the United States affected our property operations by decreasing occupancy in certain of our properties, which in turn led to decreased revenues from those properties in the nine months ended September 30, 2003 relative to the comparable 2002 period.  Average quarter end occupancy in our portfolio decreased from 94.0% in the nine months ended September 30, 2002 to 91.4% in the nine months ended September 30, 2003.  Lower occupancy rates and the resulting increased competition for tenants in our operating regions placed downward pressure on rental rates in most of these regions, a trend that we anticipate will affect us further as we attempt to lease vacant space and renew leases scheduled to expire on occupied space.  Our exposure to continued downward pressure on occupancy and rental rates in the short term is reduced somewhat by the fact that as of September 30, 2003, leases on only 10.4% of our occupied square feet were scheduled to expire by the end of 2004.

We believe that the economic slowdown adversely affected a number of our tenants during the year and contributed to an increase in bad debt expense.  We also had several tenants who were current in fulfilling their lease obligations as of September 30, 2003 that we believe could encounter financial difficulties in the foreseeable future.  However, we do not believe that the economic slowdown has had a materially adverse effect on the timing of our accounts receivable collections; while our accounts receivable balance increased from $3.5 million at December 31, 2002 to $7.0 million at September 30, 2003, most of this increase is attributable to large construction and termination fee billings to tenants that took place near the end of the period.

Magellan Health Services, Inc. (“Magellan”), a tenant in a total of 150,622 square feet in two of our buildings, filed for Chapter 11 bankruptcy in February 2003.  Magellan was current in making payments under its leases on the space through September 30, 2003.  Since we currently expect that Magellan will successfully reorganize through the bankruptcy process, we agreed in July 2003 to extend the lease term on 107,778 square feet through April 2005; this action was affirmed by the bankruptcy court.

We expect that the cost of utility services for our properties may increase within the next year as a result of energy de-regulation expected to take place in 2004.  In addition, we expect that real estate taxes assessed by state and local municipalities on our properties may increase in the future in response to budgetary shortfalls in those municipalities.  Should these increases in expenses occur, we expect that we will be able to recover a significant portion of the expense increases through increased tenant recovery revenue in the short-term and increased rental revenue in the long-term.

We experienced changes in our tenant base during the nine months ended September 30, 2003 due primarily to acquisitions and leasing activity.  The following schedule lists our twenty largest tenants based on annualized rental revenue (defined below) as of September 30, 2003:

Rank	Tenant	Total Annualized Rental Revenue at 9/30/03	Percentage of Total Annualized Rental Revenue
		(in thousands)
1	United States of America	$22,121	12.7%
2	Computer Sciences Corporation (1)	11,133	6.4%
3	AT&T Local Services (1)	9,228	5.3%
4	VeriSign, Inc.	8,985	5.2%
5	Unisys (2)	7,746	4.4%
6	General Dynamics Government Corporation	5,917	3.4%
7	Booz Allen Hamilton	4,607	2.6%
8	Northrop Grumman Corporation	4,398	2.5%
9	Ciena Corporation	3,905	2.2%
10	The Boeing Company (1)	3,665	2.1%
11	The Aerospace Corporation	3,361	1.9%
12	Magellan Health Services, Inc.	3,302	1.9%
13	Commonwealth of Pennsylvania (1)	2,656	1.5%
14	Merck & Co., Inc. (2)	2,326	1.3%
15	Johns Hopkins University (1)	2,282	1.3%
16	Carefirst, Inc. and Subsidiaries (1)	2,166	1.2%
17	USinternetworking, Inc.	1,935	1.1%
18	BAAN U.S.A., Inc.	1,737	1.0%
19	Omniplex World Services	1,633	0.9%
20	Comcast Corporation	1,577	0.9%

	Subtotal of 20 largest tenants	104,680	60.1%
	All remaining tenants	69,453	39.9%
	Total	$174,133	100.0%

(1) Includes affiliated organizations and agencies.

(2) Unisys subleases space to Merck and Co., Inc; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time.  It is computed by multiplying by 12 the sum of monthly contractual base rent and estimated monthly expense reimbursements under active leases as of a point in time.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it would not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical GAAP revenue would contain such fluctuations.  We find the measure particularly useful for tenant, segment and industry analysis.

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the third quarters of 2002 and 2003, Same-Office Properties would be properties owned and 100% operational from July 1, 2002 through September 30, 2003.

•                  Changes attributable to operating properties acquired during or in between the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

•                  Changes attributable to properties sold during or in between the two periods being compared.  We define these as changes from “Sold Properties.”

Comparison of the three months ended September 30, 2003 and 2002

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions (1)	Same-Office Properties		Sold Properties	Other	Total
	Dollar Change	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations
Rental revenue	$5,681	$1,592	5%	$(832)	$—	$6,441
Tenant recoveries and other revenue	815	180	5%	(42)	(11)	942
Total	$6,496	$1,772	5%	$(874)	$(11)	$7,383

Property operating expenses	$1,593	$(54)	(1)%	$(411)	$(47)	$1,081

Number of operating properties	13	102	N/A	2	N/A	117

(1) Includes 11 acquired properties and two newly-constructed properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

The increase in rental revenue from the Same-Office Properties includes the following:

•                  increase of $878,000 in net revenue from the early termination of leases; this increase includes $1.4 million attributable to a lease terminated in September 2003.  To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease term, they typically pay a fee to break these obligations.  We recognize such fees as revenue at the time of the lease terminations and write off any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases against the lease termination fee revenue; the resulting net amount is the net revenue from the early termination of the leases;

•                  increase of $355,000 relating to a building that was 100% occupied in the three months ended September 30, 2003 but vacant most of the three months ended September 30, 2002; and

•                  increase of $314,000 relating to revenue recognized according to SFAS 141 (excluding amounts recorded in connection with the early termination of leases).

Our interest expense decreased 1% due primarily to a decrease in our weighted average interest rates from 6.5% to 5.7%, offset by the effect of a 12.8% increase in our average outstanding debt balance resulting from our 2002 and 2003 acquisition and construction activities.  Of the $2.1 million increase in our depreciation and other amortization expense, $1.5 million was attributable to the Property Additions.

Income from service operations increased $727,000 due mostly to additional profit recognized on two construction management contracts.  We expect that we will continue to recognize higher profit from construction management contracts than we have historically, although we do not expect such profits to be as high in future three month periods as they were in the three months ended September 30, 2003.

General and administrative expenses increased $1.1 million or 138% due primarily to the following:

•                  $652,000 associated with common share awards due mostly to a lengthening of the awards’ vesting schedule completed during the three months ended September 30, 2002.  The lengthening of the vesting schedule decreased the number of shares vesting in 2002, which in turn decreased our common share awards expense in that period; and

•                  $174,000 due to additional employee bonus expense.

Gain on sales of real estate decreased $773,000 due primarily to the sale of two land parcels that took place during the three months ended September 30, 2002.

Net income available to common shareholders and basic and diluted earnings per common share increased due primarily to the net effect of the changes discussed above, offset somewhat by a $624,000 increase in preferred share dividends resulting from the Series G Preferred Shares issued in August 2003.

Comparison of the nine months ended September 30, 2003 and 2002

Our properties are concentrated in the Mid-Atlantic region of the United States, a region that encountered snowfall of record proportions during the nine months ended September 30, 2003.  The large snowfall required us to incur higher than normal snow removal expenses, which increased our overall property operating expenses.  While the increased property expenses resulted in higher tenant recovery revenue, the structures of many of our leases do not enable us to recover the total increase in property operating expenses from tenants, and we do not recover expenses to the extent that buildings are vacant.

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions (1)	Same-Office Properties		Sold Properties	Other	Total
	Dollar Change	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations
Rental revenue	$16,770	$1,166	1%	$(2,343)	$—	$15,593
Tenant recoveries and other revenue	2,358	986	9%	(107)	52	3,289
Total	$19,128	$2,152	2%	$(2,450)	$52	$18,882

Property operating expenses	$5,287	$1,701	6%	$(991)	$(63)	$5,934

Number of operating properties	22	93	N/A	2	N/A	117

(1) Includes 17 acquired properties and five newly-constructed properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  However, the total revenues from these properties were adversely affected by property vacancies and the slow lease-up of newly-constructed buildings, conditions that we believe were attributable to the economic slowdown.

The increase in rental revenue from the Same-Office Properties includes the following:

•                  net increase of $832,000 in connection with three buildings that experienced significant changes in occupancy between the two periods; and

•                  increase of $467,000 relating to revenue recognized according to SFAS 141 (excluding amounts recorded in connection with the early termination of leases).

Tenant recoveries and other revenue from the Same-Office Properties increased primarily due to the increase in property operating expenses described below.

The increase in the Same-Office Properties’ property operating expenses was due primarily to an increase of $1.5 million, or 852%, in snow removal due to higher snowfall in 2003.

Our interest expense increased 9% due primarily to a 17.3% increase in our average outstanding debt balance resulting from our 2002 and 2003 acquisition and construction activities, offset by a decrease in our weighted average interest rates from 6.5% to 5.9%.  The $4.8 million increase in our depreciation and other amortization expense was attributable primarily to the Property Additions.

Income from service operations increased $759,000 due mostly to additional profit recognized on construction management contracts.  We expect that we will continue to recognize higher profit from construction management contracts than we have historically.

General and administrative expenses increased $726,000, or 15%, which includes an increase of $507,000 associated with common share awards due mostly to a lengthening of the awards’ vesting schedule completed in 2002.  The lengthening of the vesting schedule decreased the number of shares vesting in 2002, which in turn decreased our common share awards expense in that period.

Gain on sales of real estate decreased $1.3 million due primarily to the gain on three land parcel sales in the prior period exceeding the gain on similar sales activity in the current period.

Income from discontinued operations increased due primarily to a gain recognized on the sale of a property that is included in discontinued operations.  See Note 15 to the Consolidated Financial Statements for a summary of income from discontinued operations.

During the nine months ended September 30, 2003, we recognized an $11.2 million decrease to net income available to common shareholders representing the excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.  The repurchase of the Series C Preferred Units is discussed in the “Liquidity and Capital Resources” section below.

Net income available to common shareholders and basic and diluted earnings per common share decreased due primarily to the repurchase of the Series C Preferred Units, offset by the net effect of the items discussed above.

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

•                  contributions from outside investors into real estate joint ventures; and

•                  proceeds from sales of real estate.

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities.  We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.  Amounts available under the Revolving Credit Facility are generally computed based on 65% of the appraised value of properties pledged as collateral.  As of November 7, 2003, the maximum amount available under our Revolving Credit Facility was $122.9 million, of which $61.9 million was unused.

In 2003, we entered into a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million.  As of November 7, 2003, $6.1 million was unused, although such amount is not available for borrowing until additional properties are pledged as collateral.

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

During the nine months ended September 30, 2003, we acquired a 20% interest in a construction joint venture that is managed by us, bringing our total investments in such joint ventures to two as of period end.  The primary purpose of this joint venture structure is to enable us to leverage most of the equity requirements and reduce our risk in the project’s construction.  We have the option to acquire our joint venture partner’s interest in this new joint venture for a pre-determined purchase price over a limited period of time.  The earliest date that we can exercise this purchase option is September 1, 2004 for a purchase price of $4.9 million.  If we do not elect to exercise this purchase option, our partner can take control of the joint venture’s management committee by appointing an additional position to the committee.  We could be required to purchase our partner’s interest for a minimum purchase price of $4.9 million in the event that the joint venture defaults on its obligations as landlord or does not meet established construction completion timeframes.  We serve as the sole guarantor for repayment of the joint venture’s construction loan, which has a total commitment of $20.0 million but from which no funds were advanced as of September 30, 2003.  We also have a unilateral obligation to make additional capital contributions of up to $4.5 million if construction overruns or certain other events occur.  We earn construction, property management and guaranty fees from this joint venture.

During the nine months ended September 30, 2003, we contributed an office building into a joint venture in exchange for cash and a 20% interest in the joint venture.  This joint venture enabled us to dispose of most of our investment in a property that we believe realized most of its earnings growth potential.  We manage the joint venture’s property operations and any required construction projects and earn fees for these services.  Our joint venture partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement.

Mortgage and other loans payable at September 30, 2003 consisted of the following:

Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	$77,697
Bankers Trust Company, Revolving Credit Facility, LIBOR + 1.75%, maturing March 2004 (1)	61,000
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	56,391
KeyBank National Association, LIBOR + 2.0%, maturing July 2004 (2)	45,000
KeyBank National Association, LIBOR + 1.75%, maturing November 2004	36,000
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	33,381
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	33,318
Allstate Life Insurance Company, 5.6%, maturing January 2013	29,033
State Farm Life Insurance Company, 6.51%, maturing August 2012	27,253
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004 (1)	26,218
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,705
State Farm Life Insurance Company, 7.9%, maturing April 2008	25,115
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,441
Allstate Life Insurance Company, 6.93%, maturing July 2008	20,267
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing January 2005 (2)(3)	20,198
Allstate Life Insurance Company, 5.6%, maturing January 2013	19,356
Wachovia Bank, National Association, LIBOR + 1.9%, maturing January 2005 (4)	18,900
Jolly Knolls, LLC, 3%, maturing December 2007 (5)	17,241
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	16,953
KeyBank National Association, LIBOR + 2.0%, maturing August 2004	16,000
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,619
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,503
Allfirst Bank, LIBOR + 1.75%, maturing January 2005 (2)	14,780
IDS Life Insurance Company, 7.9%, maturing March 2008	13,137
Bank of America, LIBOR + 1.75%, maturing December 2003 (6)	12,776
SunTrust Bank, LIBOR + 1.5%, maturing January 2004 (7)	11,920
Citizens Bank, LIBOR + 1.85%, maturing January 2005 (2)(3)	11,881
Allfirst Bank, LIBOR +1.75%, maturing April 2004	10,834
Provident Bank, LIBOR + 1.85%, maturing January 2005 (2)(3)	7,921
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,644
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,525
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,825
Seller loan, 5.95%, maturing May 2007	1,466
$759,298

(1) May be extended for a one-year period, subject to certain conditions.

(2) May be extended for two six-month periods, subject to certain conditions

(3) Total additional borrowings of up to $10,500 under these three loans may be available to fund tenant improvements and leasing commissions at a later date.

(4) Individual borrowings under this line of credit have one-year maturities.

(5) Note with a face value of $18,433, discounted using a rate of 6%.  The lender is an affiliate of Constellation Real Estate, Inc.

(6) Construction loan with a total commitment of $14,000.

(7) May be extended for a six-month period, subject to certain conditions.

We have guaranteed the repayment of $277.7 million of the mortgage and other loans set forth above.

Tabular Disclosure of Contractual Obligations

The following table summarizes certain of our material contractual cash obligations associated with investing and financing activities as of September 30, 2003 (in thousands):

	For the Periods Ended December 31,
	2003	2004 to 2005	2006 to 2007	Thereafter	Total
Contractual obligations
Mortgage loans payable (1)	$15,341	$322,511	$139,299	$282,147	$759,298
Acquisitions of properties (2)	9,013	—	—	—	9,013
Capital lease obligations (3)	9	45	3	—	57
Operating leases (3)	323	2,329	1,174	32,093	35,919
Total contractual cash obligations	$24,686	$324,885	$140,476	$314,240	$804,287

Other commitments (4)
Guarantees of joint venture loans (5)	$—	$15,711	$—	$—	$15,711

(1) Our loan maturities in 2003 include $12.8 million in December 2003 that is currently under negotiation for an extension of one year.  We expect this extension to be completed, but in the event that it is not, we would repay this loan using proceeds from our Revolving Credit Facility.

(2) Represents the second phase of a 108-acre land parcel that we are under contract to acquire from Constellation Real Estate, Inc., a related party.  We acquired the first phase of this project on January 24, 2003 for $21,339, of which $18,433 was financed by a seller-provided mortgage loan that we recorded at a discount of $1,516 (see Note 4 to the Consolidated Financial Statements). We expect to acquire the second phase by November 2003 using mostly proceeds from an additional seller-provided mortgage loan.

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

In addition to the commitments set forth above, we had contractual obligations to incur the following:

•                  tenant improvement costs on leases in place at September 30, 2003 that we expect to fund using cash flows from operations;

•                  preliminary construction costs on projects that we expect to finance initially using cash reserves and long-term using construction loan facilities expected to be obtained; and

•                  costs under construction projects that we manage for third parties; these third parties are under contract to reimburse us for these costs.

We had no other material contractual obligations as of September 30, 2003.

Investing and financing activities for the nine months ended September 30, 2003

During the nine months ended September 30, 2003, we acquired seven office buildings totaling 993,479 square feet for $165.0 million and a parcel of land for $21.3 million.  These acquisitions were financed using the following:

•                  $76.5 million from borrowings under new mortgage loans;

•                  $63.9 million in proceeds from the sale of common shares in an underwritten public offering;

•                  $33.0 million from borrowings under our Revolving Credit Facility;

•                  $9.9 million in funds escrowed from previous property sales; and

•                  cash reserves for the balance.

We intend to develop the new parcel of land acquired and construct multiple buildings on the land.  We expect that the land will require approximately $2.0 million in development-related costs over the next two years prior to commencement of construction activities on the buildings; we expect to fund these costs using a combination of cash flow from operations and proceeds from our Revolving Credit Facility.  When construction of the buildings is ready to commence, we expect to obtain construction loans to finance the construction activities.  In addition, as construction of the buildings commences, we will need to pay down the portion of the existing loan on the property that is attributable to the land where the construction is taking place (the total loan balance at September 30, 2003 was $18.4 million, excluding a discount recorded on the loan); we expect to fund these loan pay downs primarily using proceeds from our Revolving Credit Facility.  While the timing of development and construction activities is dependent on the demand for office space in the real estate market, we expect to commence construction in 2004 on three buildings on this land parcel that will total approximately $59.0 million upon completion; we expect to fund $45.0 million of these costs with proceeds from new construction loans.

During the nine months ended September 30, 2003, a building totaling 123,743 square feet that was partially operational and 63% pre-leased at December 31, 2002 became 100% operational.  We estimate that costs incurred for this project will total approximately $23.5 million upon completion of this project.  Costs incurred on this project through September 30, 2003 totaled $22.0 million, of which $376,000 was incurred in the nine months ended September 30, 2003.  We have a construction loan facility in place totaling $14.0 million to finance the construction of this project; borrowings under this facility totaled $12.8 million at September 30, 2003.  We also used borrowings from our Revolving Credit Facility and cash reserves funded by a portion of our debt refinancing proceeds.

During the nine months ended September 30, 2003, we had construction activities underway on two buildings totaling 244,824 square feet that are 100% pre-leased. We estimate that costs incurred will total approximately $41.0 million upon completion of these projects. Costs incurred on these projects through September 30, 2003 totaled $11.8 million.

The table below sets forth the major components of our 2003 property additions (in thousands):

	For the Nine Months Ended September 30, 2003
Acquisitions	$185,116	(1)
Construction and development	6,301
Tenant improvements on operating properties	6,282	(2)
Capital improvements on operating properties	2,740
	$200,439

(1)          Includes $19,895 in deferred costs recorded in connection with acquisitions.

(2)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Our investments in unconsolidated real estate joint ventures increased $1.6 million during the nine months ended September 30, 2003 due primarily to our investment in Route 46 Partners, LLC and funding of construction costs of NBP 140, LLC and Gateway 67, LLC, which are discussed in Note 5 to our Consolidated Financial Statements.

During the nine months ended September 30, 2003, we sold an office building and two land parcels for $21.3 million.  We also contributed an office building into a joint venture and subsequently received a $20.0 million cash distribution; we provided a loan of $3.3 million to an affiliate of our partner in the joint venture (the loan was repaid in October 2003).  The net proceeds from these transactions after transaction costs and the $3.3 million loan provided by us totaled $36.9 million; these proceeds were used as follows:

•                  $29.4 million to pay down our Revolving Credit Facility; and

•                  $7.5 million to fund a cash escrow that was subsequently applied towards an acquisition.

During 2003, we borrowed $132.0 million under mortgages and other loans, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•                  $76.5 million to finance acquisitions;

•                  $36.1 million for the repurchase of the Series C Preferred Units of our Operating Partnership described below;

•                  $12.4 million to pay down our Revolving Credit Facility;

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

On August 11, 2003, we completed the sale of 2,200,000 Series G Preferred Shares at a price of $25.00 per share for net proceeds of $53.2 million.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 11, 2008.  Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $2.00 per share, which is equal to 8% of the $25.00 per share redemption price.  We contributed the net proceeds to our Operating Partnership in exchange for 2,200,000 Series G Preferred Units.  The Series G Preferred Units carry terms that are substantially the same as the Series G Preferred Shares.  The Operating Partnership used most of the net proceeds to pay down our Revolving Credit Facility.

Cash Flows

We generated net cash flow from operating activities of $53.5 million for the nine months ended September 30, 2003, an increase of $11.6 million from the nine months ended September 30, 2002; this increase was due primarily to income generated from our newly-acquired and newly-constructed properties.  Our net cash flow used in investing activities for the nine months ended September 30, 2003 increased $33.7 million from the nine months ended September 30, 2002 due primarily to a $54.7 million increase in purchases of and additions to commercial real estate, offset by a $28.3 million increase in proceeds from sales of properties.  Our net cash flow from financing activities for the nine months ended September 30, 2003 increased $28.5 million from the nine months ended September 30, 2002; this increase includes the following: (1) a $109.3 million increase in proceeds from the issuance of common and preferred shares; (2) a $15.3 million increase in cash from other liabilities; (3) a $48.2 million decrease in proceeds from mortgages and other loans payable; (4) $35.6 million in cash used to repurchase the Series C Preferred Units; and (5) a $15.5 million increase in repayments of mortgages and other loans payable.

Funds From Operations

Funds from operations (“FFO”) means net income computed using GAAP, excluding gains (or losses) from sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently.  Additionally, the repurchase of the Series C Preferred Units in the Operating Partnership for an amount in excess of their recorded book value was a transaction not contemplated in the NAREIT definition of FFO; we believe that the exclusion of such an amount from FFO is appropriate.

Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time.  NAREIT stated in its April 2002 White Paper on Funds from Operations that “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”  As a result, the concept of FFO was created by NAREIT for the REIT industry to “address this problem.”  We agree with the concept of FFO and believe that FFO is useful to investors as a supplemental measure of operating performance.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs, although the FFO we present may not be comparable to the FFO presented by other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO.  We believe that net income is the most directly comparable GAAP measure to FFO.

Basic funds from operations (“Basic FFO”) is FFO adjusted to (1) subtract preferred share dividends and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares; common units in the Operating Partnership are also exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, a supplementary measure used by most equity REITs.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted earnings per share is the most directly comparable GAAP measure to Diluted FFO.

Our Basic FFO and Diluted FFO for the three and nine months ended September 30, 2003 and 2002 and reconciliations of (1) net income to Basic FFO and (2) the numerator for diluted earnings per share to Diluted FFO are set forth in the following table (dollars and shares in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002 (1)	2003	2002 (1)
Net income	$8,582	$6,162	$22,807	$17,341
Add: Real estate-related depreciation and amortization	9,337	7,384	26,389	22,066
Add: Depreciation and amortization on unconsolidated real estate entities	86	40	183	126
Add: Minority interests-common units in the Operating Partnership	1,763	1,541	5,334	4,367
Less: Preferred share dividends	(3,157)	(2,533)	(8,224)	(7,600)
Less: Gain on sales of real estate properties, excluding redevelopment portion (2)	(23)	(19)	(2,874)	(112)
Basic FFO	16,588	12,575	43,615	36,188
Add: Preferred unit distributions	—	572	1,049	1,716
Add: Convertible preferred share dividends	136	136	408	408
Add: Restricted common share dividends	—	71	—	208
Expense associated with dilutive options	1	3	10	36
Diluted FFO	$16,725	$13,357	$45,082	$38,556

Weighted average common shares	28,832	23,029	25,886	22,215
Conversion of weighted average common units	8,909	9,149	8,954	9,381
Weighted average common shares/units - basic FFO	37,741	32,178	34,840	31,596
Conversion of weighted average preferred units	—	2,421	1,472	2,421
Conversion of share options	1,480	978	1,302	935
Conversion of weighted average preferred shares	1,197	1,197	1,197	1,197
Restricted common shares	—	317	—	317
Weighted average common shares/units - diluted FFO	40,418	37,091	38,811	36,466

Other information:
Straight-line rent adjustments	$1,293	$867	$3,779	$2,072
Recurring capital improvements	$3,122	$1,649	$7,742	$4,649
Amortization of origination value of leases on acquired properties into rental revenue	$347	$366	$1,465	$1,916

Numerator for diluted earnings per share	$5,561	$3,759	$3,359	$10,149
Add: Minority interests-common units in the Operating Partnership	1,763	1,541	5,334	4,367
Add: Real estate-related depreciation and amortization	9,337	7,384	26,389	22,066
Add: Depreciation and amortization on unconsolidated real estate entities	86	40	183	126
Add: Preferred unit distributions	—	572	1,049	1,716
Add: Expense on dilutive options	1	9	10	36
Add: Repurchase of Series C Preferred Units in excess of recorded book value	—	—	11,224	—
Add: Restricted common share dividends	—	71	—	208
Add: Convertible preferred share dividends	—	—	408	—
Less: Gain on sales of real estate properties, excluding redevelopment portion (2)	(23)	(19)	(2,874)	(112)
Diluted FFO	$16,725	$13,357	$45,082	$38,556

(1)    In 2003, we recorded a reclassification in connection with our accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  We also recorded in 2003 a reclassification of 2002 losses on early retirement of debt in connection with our adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) on January 1, 2003.  These reclassifications changed Basic FFO and Diluted FFO from what was reported in prior filings with the Securities and Exchange Commission.  See Note 3 to the Consolidated Financial Statements for additional information pertaining to these adjustments and SFAS 141 and 145.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is changing interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2003, 64.8% of our mortgage and other loans payable balance carried fixed interest rates.  We also use interest rate swap agreements to reduce the impact of interest rate changes.

The following table sets forth information relating to our long-term debt obligations, including principal obligations by scheduled maturity and weighted average interest rates at September 30, 2003 (dollars in thousands):

	For the Periods Ended December 31,
	2003 (1)	2004 (2)	2005 (3)	2006	2007	Thereafter	Total
Long term debt:
Fixed rate	$2,267	$38,764	$29,611	$73,281	$66,018	$282,147	$492,088
Average interest rate	7.10%	6.86%	6.88%	6.80%	6.47%	6.24%	6.48%
Variable rate	$13,074	$199,656	$54,480	$—	$—	$—	$267,210
Average interest rate	2.79%	2.90%	2.93%	—	—	—	2.88%

(1)          Includes a maturity of $12.8 million in December that is currently under negotiation for an extension of one year.

(2)          Includes (i) a maturity of $11.9 million in January that may be extended for a six-month period, subject to certain conditions; (ii) maturities of $61.0 million in March and $25.8 million in August that may be extended for a one-year period, subject to certain conditions; and (iii) a maturity of $45.0 million in July that may be extended for two six-month periods, subject to certain conditions.

(3)          Includes maturities totaling $54.8 million in January that may be extended for two six-month periods, subject to certain conditions.

The fair market value of our mortgage and other loans payable was $800.3 million at September 30, 2003.

The following table sets forth information pertaining to our derivative contracts in place as of September 30, 2003 and their respective fair values:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on September 30, 2003 (in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(662)
Interest rate swap	50.0	1.520%	1/7/03	1/2/04	(64)
Total					$(726)

Based on our variable-rate debt balances, our interest expense would have increased by $1.1 million during the nine months ended September 30, 2003 if interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

a.               Not applicable

b.              Not applicable

c.               During the three months ended September 30, 2003, 76,553 of the Operating Partnership’s common units were exchanged to 76,553 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

3.1.7

Articles Supplementary of Corporate Office Properties Trust Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant’s Registration Statement on Form 8-K on September 14, 2001 and incorporated herein by reference).

3.1.8

Articles Supplementary of Corporate Office Properties Trust Series G Cumulative Redeemable Preferred Shares, dated August 6, 2003 (filed with the Registrant’s Registration Statement on Form 8-A on August 7, 2003 and incorporated herein by reference).

3.2	Bylaws of Registrant (filed with the Registrant’s Registration Statement on Form S-4

EXHIBIT NO.	DESCRIPTION

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

10.1.1

Twelfth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 2, 2003 (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.1.2	Thirteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated August 11, 2003 (filed herewith).

10.2

Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.3

Employment Agreement, dated May 15, 2003, between Corporate Realty Management, LLC, Corporate Office Properties Trust and Michael D. Kaiser (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.4

Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Randall Griffin (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.5

Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Roger Waesche, Jr. (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.6

Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Dwight Taylor (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.7

Restricted Share Agreement, dated May 15, 2003, between Corporate Office Properties Trust and Michael Kaiser (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Operating Officer of Corporate Office Properties Trust required

EXHIBIT NO.	DESCRIPTION

by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1

Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.)

32.2

Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.)

32.3

Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.  (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.)

b.                                      We filed the following Current Reports on Form 8-K in the quarterly period ended September 30, 2003:

Report, furnished to the SEC on July 30, 2003 and amended on August 1, 2003, containing Item 7, Item 9 and Item 12 disclosures that were furnished in connection with the release of earnings on July 30, 2003.  We also through this report made available certain additional information pertaining to our properties and operations as of and for the period ended June 30, 2003, as well as disclosures that were furnished in connection with a non-GAAP financial measure used in a conference call with the investment community.

Report, furnished to the SEC on July 31, 2003 (the date of the report was July 30, 2003), containing Item 7 and Item 12 disclosures that were furnished in connection with the release of earnings on July 30, 2003.  Through this report, we made available our press release associated with the release of such earnings, as well as disclosures that were furnished in connection with a non-GAAP financial measure used in the press release.

Report, filed with the SEC on August 4, 2003 (the date of the report was June 2, 2003), containing Item 5 and Item 7 disclosures that were filed in connection with the acquisition of 13200 Woodland Park Drive and the Dulles Tech/ Ridgeview properties. This report contained financial statements for the properties described herein, as well as certain pro forma financial statements.  This report also contained a schedule supporting the computation of its ratio of earnings to fixed charges and preferred share dividends.

Report, filed with the SEC on August 7, 2003 (the date of the report was August 6, 2003), containing Item 5 and Item 7 disclosures that were filed in connection with our entry into an underwriting agreement with a firm for the public offering of cumulative redeemable preferred shares of beneficial interest.

Report, filed with the SEC on September 12, 2003, containing Item 5 disclosures that were filed in connection with the identification of non-GAAP financial measures used in the Company’s Annual Report on Form 10-K for the year 2002, which was filed with the SEC prior to the effective date of SEC Regulation G, and the reconciliations of such non-GAAP financial measures required under Regulation G.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	November 12, 2003	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date:	November 12, 2003	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Senior Vice President and Chief Financial Officer