Form 10-K
period 2003-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2004-03-11
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

New York Stock Exchange

Series G Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value

New York Stock Exchange

Series H Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $423.2 million, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange on June 30, 2003 and our outstanding shares as of February 27, 2004; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 5% of the Registrant’s outstanding common shares of beneficial interest.  At February 27, 2004, 30,760,165 shares of the Registrant’s common shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2003 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•                  risks of real estate acquisition and development;

•                  risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;

•                  governmental actions and initiatives; and

•                  environmental requirements.

For further information on factors that could affect the company and the statements contained herein, you should refer to the “Risk Factors” section.  We undertake no obligation to update or supplement forward-looking statements.

PART I

Item 1. Business

OUR COMPANY

General.  We are a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  As of December 31, 2003, we owned:

•                  119 operating office properties in Maryland, Pennsylvania, New Jersey and Virginia containing 10.0 million rentable square feet that were 91.2% occupied (including one owned through a joint venture);

•                  four office properties under construction or development that we estimate will total approximately 399,000 square feet upon completion, including two properties owned through joint ventures; and

•                  land parcels totaling 224 acres that were contiguous to certain of our operating properties and potentially developable into approximately 3.8 million square feet (including 14 acres potentially developable into approximately 143,000 square feet that we owned through joint ventures).

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, for which we are the managing general partner.  Our Operating Partnership owns real estate both directly and through subsidiaries.  The Operating Partnership also owns Corporate Office Management, Inc. (“COMI”) (together with its subsidiaries defined as the “Service Companies”).  COMI owns 100% of three subsidiaries: Corporate Realty Management, LLC (“CRM”), Corporate Development Services, LLC (“CDS”) and Corporate Cooling and Controls, LLC (“CC&C”).  CRM manages most of our properties and also provides corporate facilities management for select third parties.  CDS provides construction and development services predominantly to us.  CC&C provides heating and air conditioning installation, maintenance, repair and controls services.

Interests in our Operating Partnership are in the form of preferred and common units.  As of December 31, 2003, we owned 100% of the outstanding preferred units and approximately 75% of the outstanding common units.  The remaining common units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

We believe that we are organized and have operated in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner.  If we qualify for taxation as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual REIT taxable income (excluding net capital gains).

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

Significant 2003 Developments

During 2003, we completed the following:

•                  Acquired seven office properties totaling 993,479 square feet for $165.1 million and two parcels of land for $31.8 million.  Of the office buildings acquired, six were located in Northern Virginia and one in the Baltimore/Washington Corridor.  These acquisitions were financed using $83.8 million from borrowings under new mortgage loans; $63.9 million in proceeds from the sale of common shares of beneficial interest (“common shares”) in an underwritten public offering; $33.1 million in borrowings from our secured revolving credit facility with Bankers Trust Company (the “Revolving Credit Facility”); $9.9 million in funds escrowed from previous property sales; and cash reserves for the balance;

•                  Acquired our joint venture partners’ interest in two joint ventures for $6.2 million.  Through these acquisitions, we acquired three office properties totaling 225,754 square feet and a parcel of land that is contiguous to two of the buildings and assumed $16.5 million in mortgage loans;

•                  Sold an office property and two land parcels for $21.3 million.  We also contributed a 157,394 square foot office property into a joint venture in exchange for $20.0 million in cash and a 20% interest in the joint venture.  The net proceeds from these transactions after transaction costs totaled $40.2 million;

•                  Raised $181.0 million from three underwritten public offerings, of which $63.9 million was used to fund a property acquisition and most of the balance of the proceeds used to pay down our Revolving Credit Facility.  These public offerings included the following:

•                  5,290,000 common shares at a price of $15.03 per share;

•                  2,200,000 Series G Preferred Shares at a price of $25.00 per share and annual dividends of 8% of the purchase price; and

•                  2,000,000 Series H Preferred Shares at a price of $25.00 per share and annual dividends of 7.5% of the purchase price;

•                  Redeemed all of the 1,016,662 Series C Preferred Units in our Operating Partnership for $36.1 million using proceeds from a newly acquired mortgage loan.  Prior to this redemption, these units were convertible, subject to certain conditions, into 2,420,672 common units in the Operating Partnership; and

•                  Obtained $191.2 million in borrowings from new mortgage and other loans, including the following fixed-rate borrowings: (1) a $52.0 million mortgage loan with a seven year term and an interest rate of 5.36%; and (2) two four-year mortgage loans totaling $25.7 million and an interest rate of 3%, although the maturity timeframe of these loans could be accelerated should we commence construction activities on certain land prior to maturity.  We used these borrowings for the following: (1) $83.8 million to finance acquisitions; (2) $45.0 million to repay other loans; (3) $36.1 million to repurchase the Series C Preferred Units in our Operating Partnership described above; (4) $18.4 million to pay down our Revolving Credit Facility; (5) $1.2 million to finance construction activities; and (6) the balance to fund cash reserves.

Subsequent Events

From January 1, 2004 to March 5, 2004, the following events took place:

•                  On February 11, 2004, the holder of our Series D Preferred Shares of beneficial interest converted its preferred shares into 1,196,800 common shares;

•                  On March 5, 2004, we acquired for $22.4 million a 129,000 square foot office property located in Gaithersburg, Maryland, which is in Montgomery County.  This acquisition was financed using $16.8 million in mortgage loans assumed from the seller and the balance with proceeds from our Revolving Credit Facility;

•                  We entered into a contract for a new revolving credit facility that is expected to close in March 2004; we expect to use this facility as our primary revolving credit facility to replace the facility with Bankers Trust Company.  The facility is expected to have a maximum principal of $300.0 million, a three-year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time).  We also expect the facility to have a fee of 0.125% to 0.25% on the amount of the credit facility that is unused; and

•                  We entered into a contract to acquire 10 office properties totaling approximately 535,000 square feet for $65.2 million.  These buildings are located in St. Mary’s County, Maryland.  We expect that these acquisitions will be completed by April 2004 using primarily borrowings under our new revolving credit facility.

Corporate Objectives and Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value.  We seek to achieve these objectives through focusing on the ownership, management, leasing, acquisition and development of suburban office properties.  Important elements of our strategy are set forth below:

Geographic Focus.  Our strategy is to operate in select submarkets within the Mid-Atlantic region, where we believe we have achieved the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs.  By focusing within selected regions where our management has extensive experience and market knowledge, we believe that we can achieve regional prominence that will lead to better operating results.  The attributes we look for in selecting submarkets include, among others, (1) proximity to large markets, (2) strong demographics, (3) attractiveness to high quality tenants, including our existing tenants, (4) potential for growth and stability in economic down cycles and (5) future acquisition and development opportunities.  When we select a submarket, our strategy generally involves establishing an initial presence by acquiring properties in that submarket and then increasing our ownership through future acquisitions and development until we own a significant portion of the rental space of the same class as our properties in that submarket.

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

High Quality Tenant Focus.  We focus on tenants that are large, financially sound entities with significant long-term space requirements.  To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years.  We believe that this strategy enables us to establish long-term relationships with quality tenants and, coupled with our geographic and submarket focus, enhances our ability to become the landlord of choice in our targeted markets.  Given the terms of our leases, we monitor the timing of our lease maturities with the goal being that such timing should not be highly concentrated in a given one-year or five-year period.

Defense Industry Focus.  A high concentration of our revenues is generated from tenants in the United States defense industry (comprised of the United States Government and defense contractors).  This industry is particularly interested in the submarkets where our properties are located and the types of properties and service that we are able to provide.  We nurture our relationship with tenants in the defense industry, while monitoring our levels of concentration from a business risk perspective.

Acquisition Strategies.  We actively pursue the acquisition of suburban office properties through a three-part acquisition strategy.  This strategy includes targeting: (1) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (2) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (3) opportunistic acquisitions of individual properties in our existing regions.  We seek to make acquisitions at attractive yields and below replacement costs.  We also seek to increase cash flow and enhance the underlying value of each acquisition through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

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

Tenant Services.  We seek to capitalize on our geographic focus and critical mass of properties in our core regions by providing high level, comprehensive services to our tenants.  We conduct most of our tenant services activities through our subsidiary service companies.  We believe that providing such services is an integral part of our ability to achieve consistently high levels of tenant satisfaction and retention.

Internal Growth Strategies.  We aggressively manage our portfolio to maximize the operating performance of each property through: (i) proactive property management and leasing; (ii) achieving operating efficiencies through increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; (iii) renewing tenant leases and re-tenanting at increased rents where market conditions permit; and (iv) expanding our tenant and real estate service capabilities.  These strategies are designed to promote tenant satisfaction, resulting in higher tenant retention and the attraction of new tenants.

Financing Policy

We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions.  Key components of our policy are set forth below:

Debt Strategy.  We primarily utilize property-level mortgage debt as opposed to corporate unsecured debt.  We believe that the commercial mortgage debt market is generally a more stable market, providing us with greater access to capital on a more consistent basis and, generally, on more favorable terms.  Additionally, we seek to utilize long-term, fixed-rate debt, which we believe enhances the stability of our cash flow.  One aspect of how we manage our financing policy involves monitoring the relationship of certain measures of earnings to certain financing cost requirements; these relationships are known as coverage ratios.  The coverage ratios on which our financing policy focuses are debt service coverage ratio and fixed charge coverage ratio, both of which are discussed further in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These coverage ratios are important to us in evaluating whether our operations are sufficient to satisfy the cash flow requirements of our loans and equity holders, including minority interest holders.  Another aspect to our financing policy involves monitoring the relationship of our total variable rate debt to our total assets; this is important to us in limiting the amount of our debt that is subject to future increases in interest rates.  We also closely monitor the timing of our debt maturities to ensure that the maximum maturities of debt in any year, both including and excluding our primary revolving credit facility, do not exceed a defined percentage of total assets.

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

Mortgage Loans Payable

For information relating to future maturities of our mortgage loans payable, you should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to our Consolidated Financial Statements, both of which are included in Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

Industry Segments

We operate in one industry segment: suburban office real estate.  Our suburban office real estate operations have six primary geographical segments all located in the Mid-Atlantic region of the United States: Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel), Northern Virginia (defined as Fairfax County, Virginia), Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg, Pennsylvania, and Suburban Maryland (defined as the Maryland counties of Montgomery and Prince George’s).  For information relating to these geographic segments, you should refer to Note 16 to our Consolidated Financial Statements included in Exhibit 13.1 to this Form 10-K which is incorporated herein by reference.

Employees

We employed 182 persons as of December 31, 2003.  We believe that our relations with our employees are good.

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

RISK FACTORS

Set forth below are risks and uncertainties relating to our business and the ownership of our securities.  You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including Exhibit 13.1, which sets forth portions of the Annual Report to Shareholders of Corporate Office Properties Trust as of and for the year ended December 31, 2003.

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

Adverse developments concerning some of our key tenants could have a negative impact on our revenue.  As of December 31, 2003, 20 tenants accounted for 61.8% of our total annualized rental revenue, and five of these tenants accounted for 35.8% of our total annualized rental revenue. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of December 31, 2003.  Portfolio annualized rental revenue is annualized rental revenue for our entire portfolio of properties as of a point in time, including both consolidated properties and properties owned through unconsolidated real estate joint ventures as of December 31, 2003.  Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2003	Percentage of Portfolio Annualized Rental Revenue	Number of Buildings In Which Tenant Leased Space
	(in thousands)

United States Government (1)	$26,329	14.8%	21
Computer Sciences Corporation (2)	11,133	6.3%	3
AT&T Corporation (2)	9,228	5.2%	7
VeriSign, Inc. (3)	8,985	5.1%	1
Unisys (4)	7,745	4.4%	3

(1)          Generally, the leases with the United States Government provide for one-year terms or provide for early termination rights, as discussed below.  The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. Congress has appropriated funds for these leases through September 2004.

(2)          Includes affiliated companies and organizations.

(3)          VeriSign, Inc. has the right to terminate the lease with respect to a maximum of 232,268 rentable square feet at designated times from June 2005 through September 2006.

(4)          Unisys subleases some of its space to Merck and Co., Inc. Revenue from this subleased space is not included in total annualized rental revenue for Unisys.

If any of our five largest tenants fail to make rental payments to us, or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

We classify the revenue from our leases into industry groupings based solely on management’s knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s defense department, we classify the revenue we earn from the lease as United States Government defense/defense contractor industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different. As of December 31, 2003, the United States defense industry (comprised of the United States Government and defense contractors) accounted for approximately 39.9% of our portfolio annualized rental revenue. Most of the 14.8% of our annualized rental revenue that we derived from leases with agencies of the United States Government as of December 31, 2003 is included in the 39.9% of our portfolio annualized revenue from the United States defense industry.

We have become increasingly reliant on defense industry tenants, particularly due to the increased activity in that sector following the events of September 11, 2001. Furthermore, we expect that the percentage of our total annualized rental revenue derived from the defense industry will continue to increase. A reduction in government spending for defense could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so.  Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner.  We believe that the recent economic slowdown in the United States has, and could continue to, adversely affect a number of our tenants.  In addition, as noted above, we rely on a few major tenants for a large percentage of our total rental revenue.  If one of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, there could be an adverse effect on our financial performance and ability to make expected distributions to shareholders.

Our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Baltimore/Washington corridor. We believe that our occupancy rates have been affected as a result of adverse conditions in that region, as well as in the United States generally, and we may suffer economic harm if these conditions continue.  All of our properties are located in the Mid-Atlantic region of the United States, and as of December 31, 2003, our properties located in the Baltimore/Washington Corridor accounted for 53.6% of our total annualized rental revenue.  Our properties are also typically concentrated in office parks in which we own most of the properties.  Consequently, we do not have a broad geographic distribution of our properties.  As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Baltimore/Washington Corridor or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We believe that the recent economic slowdown in the United States has adversely affected occupancy rates in the Mid-Atlantic region and our properties and, in turn, led to downward pressure on rental rates. Average quarter-end occupancy in our portfolio decreased from 93.8% in 2002 to 91.4% in 2003; this decrease reflected a somewhat larger decline in our Baltimore/Washington corridor properties, where average quarter-end occupancy decreased from 92.2% in 2002 to 89.6% in 2003. Lower occupancy rates and the resulting increased competition for tenants in our operating regions placed downward pressure on rental rates in most of these regions, a trend that we believe will affect us further as we attempt to lease vacant space and renew leases scheduled to expire on occupied space. If occupancy rates in our regions do not improve or further decline, we may have difficulty leasing both existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our short term capital needs, which could adversely affect our financial position, results of operations, cash flows and ability to make distributions to shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms.  When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases.  If a tenant leaves, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews.  As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.  Set forth below are the percentages of total annualized rental revenue as of December 31, 2003 that were subject to scheduled lease expirations in each of the next five years:

2004	9.0%
2005	10.3%
2006	11.0%
2007	15.0%
2008	14.2%

Most of the leases with our largest tenant, the United States Government, which account for 14.8% of our annualized rental revenue at December 31, 2003, provide for consecutive one-year terms or provide for early termination rights.  All of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases pre-maturely or exercising early termination rights.  We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition and development goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may have newer or more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants in properties that we own, could have an adverse effect on our financial performance and distributions to our shareholders.

We may be unable to execute our plans to develop and construct additional properties.  Although the majority of our investments are in currently leased properties, we also develop and construct properties, including some that are not fully pre-leased. When we develop and construct properties, we assume the risk that actual costs will exceed our budgets, that we will experience construction or development delays and that projected leasing will not occur, any of which could adversely affect our financial performance and our ability to make distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

We may suffer economic harm as a result of the actions of our joint venture partners.  We invest in certain entities in which we are not the exclusive investor or principal decision maker.  As of December 31, 2003, we owned one operating property and four development/construction properties through joint ventures.  Aside from our inability to unilaterally control the operations of these joint ventures, our investments entail the additional risks that (i) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (ii) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We are subject to possible environmental liabilities.  We are subject to various Federal, state and local environmental laws.  These laws can impose liability on property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances.  Costs resulting from environmental liability could be substantial.  The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons.  Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws.  These laws often impose liability on an entity even if the facility was not owned or operated by the entity.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.  Equity real estate investments like our properties are relatively difficult to sell and convert to cash quickly, especially if market conditions are depressed.  Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions.  Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent.  Due to all of these factors, we may be unable to sell a property at an advantageous time.

We are subject to other possible liabilities that would adversely affect our financial position and cash flows.  Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, and state or local laws relating to zoning, construction and other matters.  These laws may require significant property modifications in the future for which we may not have budgeted and could result in the levy of fines against us.  In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or terrorism.  The occurrence of any of these events could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2004.  These policies include coverage for acts of terrorism.  Due largely to the terrorist attacks on September 11, 2001, the insurance industry has changed its risk assessment approach and pricing structure.  Continuing changes in the insurance industry may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.  Our strategy is to operate with slightly higher debt levels than most other REITs.  However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn.  Most of our properties have been mortgaged to collateralize indebtedness.  In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.  Our organizational documents do not limit the amount of indebtedness that we may incur.  As of December 31, 2003, our total outstanding debt was $738.7 million and our debt to total assets (defined as mortgage loans divided by total assets) was 55.5%.

Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT.  We are also subject to the risks that:

•                  we may not be able to refinance our existing indebtedness or refinance on terms as favorable as the terms of our existing indebtedness;

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

We use interest rate swap agreements to reduce the impact of changes in interest rates. As of December 31, 2003, we had two interest rate swap agreements in place, each of which is for a notional amount of $50.0 million. One agreement expired in

January 2004 and the other will expire in January 2005. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and could result in the Company recognizing a loss and remitting a payment to unwind such agreements. As of December 31, 2003, approximately 25.7% of our total debt had variable interest rates, excluding effects of the outstanding interest rate swap agreements. This percentage decreases to 12.2% when including the effect of the interest rate swap agreements in effect at December 31, 2003.  If short-term interest rates were to rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to our shareholders.

We must refinance our mortgage debt in the future.  As of December 31, 2003, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount
	(in thousands)
2004	$176,904	(1)
2005	86,608	(2)
2006	75,858
2007	69,590
2008	150,691

(1)          Includes maturities of $12.8 million in March, $25.8 million in August and $8.1 million in November, each of which may be extended for a one-year period, subject to certain conditions; also includes a $12.7 million maturity in June that may be extended for a six-month period, subject to certain conditions.

(2)          Includes maturities totaling $54.5 million in January that may each be extended for a one-year period, subject to certain conditions.

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

In addition, we can make distributions to the holders of our common shares only after we make preferential distributions to holders of our preferred shares.

Our ownership limits are important factors.  Our Declaration of Trust limits ownership of our common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive.  Our Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares.  We call these restrictions the “Ownership Limit.” Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit, and our Board of Trustees previously has exempted the foreign trust owning all of our 4% Series D Cumulative Convertible Redeemable Preferred Shares from the Ownership Limit.

Our Declaration of Trust includes other provisions that may prevent or delay a change of control.  Subject to the requirements of the New York Stock Exchange, our Board of Trustees has the authority, without shareholder approval, to issue additional securities on terms that could delay or prevent a change in control.  In addition, our Board of Trustees has the authority to reclassify any of our unissued common shares into preferred shares.  Our Board of Trustees may issue preferred shares with such preferences, rights, powers and restrictions as our Board of Trustees may determine, which could also delay or prevent a change in control.

Our Board of Trustees is divided into three classes of Trustees, which could delay a change of control.  Our Declaration of Trust divides our Board of Trustees into three classes.  The term of one class of the Trustees expires each year, at which time a successor class is elected for a term ending at the third succeeding annual meeting of shareholders.  Such staggered terms make it more difficult for a third party to acquire control of us.

The Maryland business statutes also impose potential restrictions on a change of control of our company.  Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders.  Our bylaws exempt us from such laws, but our Board of Trustees can change our bylaws at any time to make these provisions applicable to us.

Our failure to qualify as a REIT would have adverse tax consequences.  We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes.  We plan to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws.  We are also required to distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains).  The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to Federal income tax at regular corporate rates.  Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders.  This would likely have a significant adverse effect on the value of our securities.  In addition, we would no longer be required to make any distributions to our shareholders.

We have certain distribution requirements that reduce cash available for other business purposes.  As a REIT, we must distribute 90% of our annual taxable income (excluding capital gains), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds to meet the 90% distribution requirement.  We may become subject to tax liabilities that adversely affect our operating cash flow and available cash for distribution to shareholders.

A number of factors could cause our security prices to decline.  As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common and preferred shares.  These conditions include, but are not limited to:

•                  market perception of REITs in general and office REITs in particular;

•                  market perception of REITs relative to other investment opportunities;

•                  the level of institutional investor interest in our company;

•                  general economic and business conditions;

•                  prevailing interest rates; and

•                  market perception of our financial condition, performance, dividends and growth potential.

Generally, REITs are tax-advantaged relative to C corporations because they are not subject to corporate-level federal income tax on income that they distribute to shareholders. However, Congress recently made changes to the tax laws and regulations that could make it less advantageous for investors to invest in REITs. The Jobs and Growth Tax Relief Reconciliation Act of 2003, or the 2003 Act, provides that generally for taxable years beginning after December 31, 2002 and before December 31, 2008, certain dividends received by domestic individual shareholders from certain C corporations are subject to a reduced rate of tax of up to 15%. Prior to this Act, such dividends received by domestic individual shareholders were generally subject to tax at ordinary income rates, which were as high as 38.6%. In general, the provisions of the Act do not benefit individual shareholders of REITs and could make an investment in a C corporation that is not a REIT more attractive than an investment in a REIT. We cannot predict the effects that this Act may have on the market price for our common or preferred shares.

The average daily trading volume of our common shares during 2003 was approximately 96,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant.  As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

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

Certain of our officers and Trustees have potential conflicts of interest.  Certain of our officers and members of our Board of Trustees own partnership units in our Operating Partnership.  These individuals may have personal interests that conflict with the interests of our shareholders.  For example, if our Operating Partnership sells or refinances certain of the properties that these officers or Trustees contributed to the Operating Partnership, the officers or Trustees could suffer adverse tax consequences.  Their personal interests could conflict with our interests if such a sale or refinancing would be advantageous to us.  We have certain policies in place that are designed to minimize conflicts of interest.  We cannot assure you, however, that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

We are dependent on our key personnel, and the loss of any key personnel could have an adverse effect on our operations.  We are dependent on the efforts of our executive officers.  The loss of any of their services could have an adverse effect on our operations.  Although certain of our officers have entered into employment agreements with us, we cannot assure you that they will remain employed with us.

We may change our policies without shareholder approval, which could adversely affect our financial condition, results of operations, market price of our common shares or ability to pay distributions.  Our Board of Trustees determines all of our policies, including our investment, financing and distribution policies.  Although our Board of Trustees has no current plans to do so, it may amend or revise these policies at any time without a vote of our shareholders.  Policy changes could adversely affect our financial condition, results of operations, the market price of our securities or distributions.

Item 2.  Properties

The following table provides certain information about our office properties as of December 31, 2003:

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

Baltimore/Washington Corridor (4)
2730 Hercules Road	BWI Airport	1990	240,336	100.0%	$5,291,062	$22.02	United States of America (100%)
Annapolis Junction, MD
2500 Riva Road	BWI Airport	2000/2001	155,000	100.0%	1,935,000	12.48	USinternetworking, Inc. (100%)
Annapolis , MD
2711 Technology Drive	BWI Airport	2002	152,000	100.0%	3,714,880	24.44	Computer Sciences Corporation (100%)
Annapolis Junction, MD
140 National Business Parkway	BWI Airport	2003	119,904	100.0%	2,827,336	23.58	United States of America (100%)
Annapolis Junction, MD
132 National Business Parkway	BWI Airport	2000	118,456	100.0%	2,836,317	23.94	United States of America (48%);
Annapolis Junction, MD							Computer Sciences Corp. (26%);
							Harris Corporation (26%)
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	118,093	100.0%	2,920,761	24.73	General Dynamics Government Corp. (78%);
							United States of America (22%)
2701 Technology Drive	BWI Airport	2001	117,450	100.0%	3,067,552	26.12	Northrop Grumman Systems (62%);
Annapolis Junction, MD							Titan Systems Corporation (38%)
1306 Concourse Drive	BWI Airport	1990	114,046	97.9%	2,453,239	21.97	IBM (33%);
Linthicum, MD							Qwest Communications (21%);
							AT&T Corporation (13%)
1304 Concourse Drive	BWI Airport	2002	102,964	62.9%	1,598,214	24.69	Northrop Grumman Corporation (53%);
Linthicum, MD							Debtscape (10%)
870-880 Elkridge Landing Road	BWI Airport	1981	101,785	5.5%	135,892	24.14
Linthicum, MD
900 Elkridge Landing Road	BWI Airport	1982	97,261	97.5%	1,961,876	20.69	Booz Allen Hamilton (71%);
Linthicum, MD							First Annapolis Consulting (25%)
1199 Winterson Road	BWI Airport	1988	96,636	100.0%	1,886,914	19.53	United States of America (100%)
Linthicum, MD
920 Elkridge Landing Road	BWI Airport	1982	96,566	100.0%	1,496,229	15.49	Ciena Corporation (100%)
Linthicum, MD
134 National Business Parkway	BWI Airport	1999	93,482	100.0%	2,069,424	22.14	Booz Allen Hamilton (100%)
Annapolis Junction, MD
133 National Business Parkway	BWI Airport	1997	88,666	100.0%	1,857,941	20.95	United States of America (34%);
Annapolis Junction, MD							Applied Signal Technology, Inc. (33%);
							Lockheed Martin Corporation (33%)
141 National Business Parkway	BWI Airport	1990	87,318	100.0%	1,877,449	21.50	ITT Industries (60%);
Annapolis Junction, MD							DigitalNet, Inc. (22%)
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	86,863	100.0%	1,825,322	21.01	First American Credit Management Solutions (82%)
1302 Concourse Drive	BWI Airport	1996	84,134	67.2%	1,262,107	22.34	Aetna, Inc. (16%);
Linthicum, MD							American Express Travel Related Services, Inc. (13%)

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

7467 Ridge Road	BWI Airport	1990	74,273	94.3%	1,493,925	21.33	Citicorp Trust Bank, FSB (49%);
Hanover, MD							Pro Object (32%);
							The Mitre Corporation (13%)
7240 Parkway Drive Hanover, MD	BWI Airport	1985	74,156	72.7%	1,094,704	20.30	Delmarva Found. for Medical Research (24%);
							Deloitte & Touche, USA (10%)
881 Elkridge Landing Road	BWI Airport	1986	73,572	100.0%	1,248,638	16.97	United States of America (100%)
Linthicum, MD
1099 Winterson Road	BWI Airport	1988	71,076	94.0%	1,332,751	19.95	Preferred Health Network (62%)
Linthicum, MD
1190 Winterson Road	BWI Airport	1987	69,529	76.9%	1,398,264	26.17	The Titan Corporation (44%);
Linthicum, MD							General Dynamics (10%)
131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	69,039	100.0%	1,643,597	23.81	Conquest Info.Tech. (The Boeing Co (71%);
							United States of America (17%);
							Intel Corporation (12%)
849 International Drive	BWI Airport	1988	68,758	94.7%	1,441,161	22.13	Computer Associates (17%);
Linthicum, MD							First Service Networks (13%);
							United States of America (13%);
							Dames & Moore (10%)
911 Elkridge Landing Road	BWI Airport	1985	68,296	100.0%	1,265,981	18.54	United States of America (100%
Linthicum, MD
1201 Winterson Road	BWI Airport	1985	67,903	100.0%	944,812	13.91	Ciena Corporation (100%
Linthicum, MD
999 Corporate Boulevard	BWI Airport	2000	67,351	87.6%	1,358,128	23.02	RAG American Coal Holding (79%)
Linthicum, MD
7318 Parkway Drive	BWI Airport	1984	59,204	100.0%	860,181	14.53	United States of America (100%)
Hanover, MD
7320 Parkway Drive Hanover, MD	BWI Airport	1983	58,453	100.0%	761,022	13.02	Science Applications International Corp. (56%);
							Baltimore Gas & Electric (27%);
							Northrop Grumman Corporation (18%)
800 International Drive	BWI Airport	1988	57,612	77.9%	725,216	16.16	Raytheon E-Systems, Inc. (78%)
Linthicum, MD
901 Elkridge Landing Road	BWI Airport	1984	57,308	87.3%	840,015	16.79	State of Maryland (61%);
Linthicum, MD							Institute for Operations Research and Management Sciences (14%);
							United States of America (12%)
900 International Drive	BWI Airport	1986	57,140	100.0%	755,636	13.22	Ciena Corporation (100%)
Linthicum, MD
930 International Drive	BWI Airport	1986	57,140	100.0%	708,536	12.40	Ciena Corporation (100%)
Linthicum, MD
891 Elkridge Landing Road	BWI Airport	1984	56,489	27.9%	318,131	20.17	Metropolitan Life Insurance Co. (26%)
Linthicum, MD
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,175	100.0%	1,002,237	18.50	Northrop Grumman Corporation (100%)
939 Elkridge Landing Road	BWI Airport	1983	53,031	100.0%	922,305	17.39	First Service Networks, Inc. (36%);
Linthicum, MD							Agency Holding Company (34%);
							United States of America (23%)

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

938 Elkridge Landing Road	BWI Airport	1984	52,988	100.0%	951,471	17.96	United States of America (100%)
Linthicum, MD
940 Elkridge Landing Road	BWI Airport	1984	51,704	100.0%	788,629	15.25	Cadmus Journal Services (100%)
Linthicum, MD
1340 Ashton Road	BWI Airport	1989	46,400	100.0%	850,992	18.34	General Dynamics (100%)
Hanover, MD
7321 Parkway Drive	BWI Airport	1984	39,822	100.0%	731,408	18.37	United States of America (100%)
Hanover, MD
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	96.8%	709,339	19.51	Science Applications International (60%);
							Parsons Transportation Group (37%)
1331 Ashton Road	BWI Airport	1989	29,936	100.0%	447,073	14.93	Booz Allen Hamilton (71%);
Hanover, MD							Aerosol Monitoring & Analysis (29%)
1350 Dorsey Road	BWI Airport	1989	19,992	96.7%	330,085	17.07	Aerotek, Inc. (23%);
Hanover, MD							Noodles, Inc. (14%);
							Hunan Pagoda (12%);
							C.G. Menk & Associates, Inc. (11%);
							Corestaff Support Services, Inc. (10%)
1344 Ashton Road	BWI Airport	1989	17,061	100.0%	384,802	22.55	Engineering Solutions, Inc. (41%);
Hanover, MD							Mid-Atlantic Clearing House Association (16%);
							Dialysis Corporation of America (14%);
							Citizens National Bank (12%);
							Edward Kraemer & Sons, Inc. (11%)
1341 Ashton Road	BWI Airport	1989	15,841	100.0%	276,499	17.45	Supertots Childcare, Inc. (71%);
Hanover, MD							The Devereux Foundation (29%)
1343 Ashton Road	BWI Airport	1989	9,962	100.0%	146,527	14.71	Nauticos Corporation (100%)
Hanover, MD
114 National Business Parkway	BWI Airport	2002	9,717	100.0%	64,585	6.65	Huff and Puff, Inc. (44%);
Annapolis Junction, MD							Café Joe (39%);
							Charm City Concierge (17%)
7200 Riverwood	Howard County	1986	160,000	100.0%	3,183,018	19.89	United States of America (100%)
Columbia, MD	Perimeter
9140 Rt. 108	Howard County	1974/1985	150,000	100.0%	4,222,500	28.15	United States of America (100%)
Columbia, MD	Perimeter
7000 Columbia Gateway Drive	Howard County	1999	145,806	100.0%	1,353,541	9.28	Honeywell International (100%)
Columbia, MD	Perimeter
6731 Columbia Gateway Drive	Howard County	2002	123,743	66.5%	2,158,055	26.22	CareFirst Inc. & Subsidiaries (40%);
Columbia, MD	Perimeter						Washington Mutual Bank (17%)
6940 Columbia Gateway Drive	Howard County	1999	108,847	100.0%	2,403,344	22.08	Magellan Behavioral Health, Inc. (39%);
Columbia, MD	Perimeter						Ameritrade Holding Corporation (39%);
							Peregrine Remedy, Inc. (14%)
6950 Columbia Gateway Drive	Howard County	1998	107,778	100.0%	2,163,703	20.08	Magellan Behavioral Health, Inc. (100%)
Columbia, MD	Perimeter
7067 Columbia Gateway Drive	Howard County	2001	82,953	100.0%	1,807,424	21.79	Community First Financial (50%);
Columbia, MD	Perimeter						Allstate Insurance Company (50%)
6750 Alexander Bell Drive	Howard County	2001	78,460	93.1%	1,973,783	27.02	Sun Microsystems, Inc. (45%);
Columbia, MD	Perimeter						The Coca-Cola Company (35%)

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

6700 Alexander Bell Drive	Howard County	1988	75,655	48.4%	804,663	21.99	Arbitron, Inc. (26%)
Columbia, MD	Perimeter
6740 Alexander Bell Drive	Howard County	1992	61,957	100.0%	1,584,850	25.58	Johns Hopkins University (80%);
Columbia, MD	Perimeter						Advanced Career Technologies, Inc. (20%)
8671 Robert Fulton Drive	Howard County	2001	56,350	50.9%	477,165	16.63	Nucletron Corporation (51%)
Columbia, MD	Perimeter
6716 Alexander Bell Drive	Howard County	1990	52,002	100.0%	1,161,310	22.33	Sun Microsystems, Inc. (49%);
Columbia, MD	Perimeter						Rational Software Corp. (15%);
							Johns Hopkins University (11%);
							Pre-Activ (10%)
8661 Robert Fulton Drive	Howard County	2001	49,500	46.5%	370,554	16.08	Rohde & Schwarz (47%)
Columbia, MD	Perimeter
9140 Guilford Road	Howard County	1983	41,704	100.0%	608,520	14.59	Microcosm (21%);
Columbia, MD	Perimeter						Applied Data Systems (21%);
							COACT, Inc. (21%);
							NEC Business Network Solutions, Inc. (14%);
							Chesapeake Surgical, Ltd. (12%);
							Creative Marketing (11%)
7065 Columbia Gateway Drive	Howard County	2000	38,560	0.0%	—	—
Columbia, MD	Perimeter
7063 Columbia Gateway Drive	Howard County	2000	36,936	50.9%	399,479	21.25	The Boeing Company (51%)
Columbia, MD	Perimeter
9160 Guilford Road	Howard County	1984	36,528	100.0%	578,179	15.83	AT&T Corporation (100%)
Columbia, MD	Perimeter
6760 Alexander Bell Drive	Howard County	1991	36,309	61.9%	443,053	19.71	MWH Americas, Inc. (14%);
Columbia, MD	Perimeter						Facilities Dynamics Engineering Corporation (11%)
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	35,040	100.0%	708,192	20.21	State Farm Mutual Auto Insurance Co. (100%)
7061 Columbia Gateway Drive	Howard County	2000	29,604	100.0%	674,519	22.78	Manekin, LLC (83%);
Columbia, MD	Perimeter						Dell Franklin Financial (17%)
6724 Alexander Bell Drive	Howard County	2002	28,420	100.0%	620,997	21.85	Lurgi Lentjes North America (95%)
Columbia, MD	Perimeter
9150 Guilford Drive	Howard County	1984	17,655	100.0%	285,493	16.17	Essex Corporation (100%)
Columbia, MD	Perimeter
9130 Guilford Drive	Howard County	1984	13,700	100.0%	250,930	18.32	Chesapeake Research (100%)
Columbia, MD	Perimeter
Subtotal/Average			5,183,960	90.4%	$95,047,437	$20.28
Suburban Maryland:
11800 Tech Road	North Silver	1969/1989	235,954	86.4%	$3,213,016	$15.75	Comcast Cablevision (42%);
Silver Spring, MD	Spring						Kaiser Foundation Health Plan (17%);
							Holy Cross Hospital of Silver Spring (12%);
							United States of America (11%)
14502 Greenview Drive	Laurel	1988	71,926	70.6%	986,061	19.43	iSky (20%);
Laurel, MD							KCI Technologies, Inc. (13%)
14504 Greenview Drive	Laurel	1985	69,194	63.6%	865,565	19.66	Moore North America Inc. (11%);

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

Laurel, MD							Light Wave Communications (10%)
Subtotal/Average			377,074	79.2%	$5,064,642	$16.95
Blue Bell/Philadelphia
753 Jolly Road	Blue Bell	1960/92-94	419,472	100.0%	$3,869,113	$9.22	Unisys (100%)
Blue Bell, PA
785 Jolly Road	Blue Bell	1970/1996	219,065	100.0%	2,325,845	10.62	Unisys with 100% sublease to Merck
Blue Bell, PA
760 Jolly Road	Blue Bell	1974/1994	208,854	100.0%	2,834,467	13.57	Unisys (100%)
Blue Bell, PA
751 Jolly Road	Blue Bell	1966/1991	112,958	100.0%	1,041,898	9.22	Unisys (100%)
Blue Bell, PA
Subtotal/Average			960,349	100.0%	$10,071,323	$10.49
Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	79,456	94.8%	$1,332,561	$17.70	Commonwealth of Pennsylvania (90%)
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	61.9%	543,779	12.66	Allstate Insurance (26%);
Harrisburg, PA							Data Recognition Corporation (18%)
6340 Flank Drive	East Shore	1988	68,200	77.6%	600,113	11.34	Lancaster Lebanon (78%)
Harrisburg, PA
2601 Market Place	East Shore	1989	66,224	100.0%	1,187,373	17.93	Duke Energy Operating Co. (26%);
Harrisburg, PA							Ernst & Young, LLP (26%);
							Albright College (14%);
							Penn State Geisinger Systems (12%);
							Groundwater Sciences Corp. (11%);
							Quality Insights of PA, Inc. (10%)
6400 Flank Drive Harrisburg, PA	East Shore	1992	52,439	84.0%	708,410	16.09	Pennsylvania Coalition Against Domestic Violence (51%);
							The REM Organization (27%)
6360 Flank Drive	East Shore	1988	46,500	83.7%	584,642	15.03	Ikon Office Solutions, Inc. (22%);
Harrisburg, PA							Computer Applications (15%);
							Sentage Corp. d/b/a Dental Services Group (15%)
6385 Flank Drive	East Shore	1995	32,921	63.0%	334,629	16.14	Cowles Enthusiast Media (34%);
Harrisburg, PA							Imagistics International (11%);
							CGI Information Systems & Management (11%)
6380 Flank Drive	East Shore	1991	32,668	100.0%	407,271	12.47	Critical Care Systems, Inc. (19%);
Harrisburg, PA							Cancer Recovery Foundation of America (18%);
							Myers & Stauffer (16%);
							Lorom America, Inc. (14%);
							Verizon Network Integration Corporation (14%);
							Day Specialties (12%)
6405 Flank Drive	East Shore	1991	32,000	100.0%	509,360	15.92	Cowles Enthusiast Media (100%)
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	376,083	17.11	New World Pasta (100%)
Harrisburg, PA

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

75 Shannon Road	East Shore	1999	20,887	100.0%	365,823	17.51	McCormick, Taylor & Assoc. (100%)
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	100.0%	354,348	17.91	Orion Capital Companies (71%);
Harrisburg, PA							McCormick, Taylor & Assoc. (29%)
85 Shannon Road	East Shore	1999	12,863	100.0%	220,129	17.11	New World Pasta (100%)
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	91.8%	726,499	14.00	Commonwealth of Pennsylvania (91%)
Mechanicsburg, PA
5070 Ritter Road - Building A	West Shore	1989	32,309	77.5%	365,401	14.59	Maryland Casualty Co. (62%);
Mechanicsburg, PA							Commonwealth of Pennsylvania (15%)
5070 Ritter Road - Building B	West Shore	1989	28,039	100.0%	364,159	12.99	Vale National Training Center (63%);
Mechanicsburg, PA							Pennsylvania Trauma Systems Foundation (18%);
							Paytime, Inc. (15%)
Subtotal/Average			672,264	87.2%	$8,980,580	$15.32
Northern/Central New Jersey:
431 Ridge Road	Exit 8A -	1958/1998	170,000	100.0%	$3,380,318	19.88	AT&T Corporation (100%)
Dayton, NJ	Cranbury
429 Ridge Road	Exit 8A -	1966/1996	142,385	100.0%	2,979,961	20.93	AT&T Corporation (100%)
Dayton, NJ	Cranbury
68 Culver Road	Exit 8A -	2000	57,280	100.0%	1,328,518	23.19	AT&T Corporation (100%)
Dayton, NJ	Cranbury
104 Interchange Plaza	Exit 8A -	1990	47,677	87.9%	962,625	22.98	Turner Construction Co. (35%);
Cranbury, NJ	Cranbury						Laborer’s International Union (34%)
101 Interchange Plaza	Exit 8A -	1985	43,621	82.8%	844,301	23.38	CSX Transportation, Inc. (18%);
Cranbury, NJ	Cranbury						Arquest, Inc. (16%);
							Ford Motor Credit Company (13%);
							Middlesex County Improve. Auth. (13%)
47 Commerce	Exit 8A -	1992/1998	41,398	100.0%	512,469	12.38	Somfy Systems, Inc. (100%)
Cranbury, NJ	Cranbury
437 Ridge Road	Exit 8A -	1962/1996	30,000	100.0%	602,448	20.08	AT&T Corporation (100%)
Dayton, NJ	Cranbury
7 Centre Drive	Exit 8A -	1986	19,468	100.0%	466,655	23.97	Compugen, Inc. (23%);
Jamesburg, NJ	Cranbury						Systems Freight (22%)
8 Centre Drive	Exit 8A -	1989	16,199	45.4%	176,549	24.00	Medical World Communications (45%)
Jamesburg, NJ	Cranbury
2 Centre Drive	Exit 8A -	1989	16,132	100.0%	422,799	26.21	Fleet National Bank (100%)
Jamesburg, NJ	Cranbury
4301 Route 1	Monmouth	1986	61,342	87.3%	1,102,258	20.58	Guest Supply, Inc. (47%);
Monmouth Junction, NJ	Junction						Tricore Technologies (10%);
							Foster & Adoptive Family Services (10%)
695 Rt. 46 (5)	Wayne	1990	157,394	80.2%	2,736,603	21.69	ADT Security Services, Inc. (26%);
Fairfield, NJ							JPMorgan Chase Bank (15%);
							Dean Witter Reynolds (13%)
710 Rt. 46	Wayne	1985	101,263	57.9%	1,297,293	22.14	Ericsson, Inc. (13%);
Fairfield, NJ							Green Point Mortgage (10%)

						Annualized
		Year	Rentable		Annualized	Rental Revenue	Major Tenants
		Built/	Square		Rental	per Occupied	(10% or more of
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)	Rentable Square Feet)

Subtotal/Average			904,159	88.5%	$16,812,797	$21.01
Northern Virginia:
15000 Conference Center Drive	Chantilly	1989	470,413	89.9%	$8,813,476	20.84	Dyncorp Info. Systems (CSC (52%);
Chantilly, VA							General Dynamics Government Corp. (19%)
15059 Conference Center Drive	Chantilly	2000	145,192	100.0%	3,822,791	26.33	The Boeing Company (55%);
Chantilly, VA							Booz Allen Hamilton (18%)
15049 Conference Center Drive	Chantilly	1997	145,053	100.0%	3,671,739	25.31	The Aerospace Corporation (92%)
Chantilly, VA
14900 Conference Center Drive	Chantilly	1999	127,572	92.6%	3,182,973	26.93	MBA Management (11%);
Chantilly, VA							Federal Express Corporation (11%);
							eMeritus Communications (10%)
14850 Conference Center Drive	Chantilly	2000	69,711	100.0%	1,828,495	26.23	Comstor (51%);
Chantilly, VA							Rolls-Royce North America (49%)
14840 Conference Center Drive	Chantilly	2000	69,710	100.0%	1,633,188	23.43	Omniplex World Services (100%)
Chantilly, VA
13200 Woodland Park Drive	Herndon	2002	404,665	100.0%	8,985,450	22.20	VeriSign, Inc. (100%) (6)
Herndon, VA
13454 Sunrise Valley Road	Herndon	1998	113,093	76.6%	1,672,940	19.31	Treev, LLC (16%);
Herndon, VA							National Student Clearinghouse (13%);
							Infodata Systems, Inc. (12%)
13450 Sunrise Valley Road	Herndon	1998	53,728	100.0%	1,483,430	27.61	Vista Information (100%)
Herndon, VA
Subtotal/Average			1,599,137	94.8%	35,094,482	$23.15
Other:
9690 Deereco Road	North Baltimore	1988	133,737	94.2%	$2,969,538	$23.56	Fireman’s Fund Insurance (24%);
Timonium, MD	Co.						I4Commerce, Inc. (10%)
375 W. Padonia Road	North Baltimore	1986	101,133	99.6%	1,669,457	16.57	Deutsche Bank Securities (83%)
Timonium, MD	Co.
1615 - 1629 Thames Street	Baltimore City	1989	101,115	78.0%	1,640,638	20.79	Johns Hopkins University (47%);
Baltimore, MD							Community of Science (12%)
Subtotal/Average			335,985	91.0%	$6,279,633	$20.54
Total/Average			10,032,928	91.2%	$177,350,894	$19.37

(1)          This percentage is based upon all signed leases and tenants occupancy as of December 31, 2003.

(2)          Total annualized rental revenue is the monthly contractual base rents as of December 31, 2003 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)          This total rent per occupied square foot is the property’s total annualized rental revenue divided by that property’s occupied square feet as of December 31, 2003.

(4)          The Baltimore/Washington Corridor encompasses mostly Anne Arundel and Howard Counties.

(5)          This property was contributed into a joint venture in March 2003 in exchange for $20.0 million and a 20% joint venture interest.

(6)          VeriSign, Inc. has the right to terminate the lease with respect to a maximum of 232,268 rentable square feet at designated times from June 2005 through September 2006.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 2003, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Total Annualized Rental Revenue of Expiring Office Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot (2)
	(in thousands)

2004	87	858,022	9.4%	$15,925	9.0%	$18.56
2005	82	913,107	10.0%	18,273	10.3%	20.01
2006	78	1,017,402	11.1%	19,532	11.0%	19.20
2007	87	1,321,781	14.4%	26,515	15.0%	20.06
2008	66	1,178,521	12.9%	25,202	14.2%	21.38
2009	32	1,462,512	16.0%	19,384	10.9%	13.25
2010	21	865,349	9.4%	19,602	11.0%	22.65
2011	3	71,501	0.8%	1,788	1.0%	25.01
2012	8	392,978	4.3%	8,412	4.7%	21.41
2013	4	311,928	3.4%	8,098	4.6%	25.96
2014	3	538,356	5.9%	12,346	7.0%	22.93
2015	—	—	0.0%	—	0.0%	0.00
2016	—	—	0.0%	—	0.0%	0.00
2017	—	—	0.0%	—	0.0%	0.00
2018	1	155,000	1.7%	1,935	1.1%	12.48

Other (3)	19	67,834	0.7%	339	0.2%	5.00

Total/Weighted Average.	491	9,154,291	100.0%	$177,351	100.0%	$20.06

(1)          Most of our leases with the United States Government provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.  We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

(2)          Total annualized rental revenue is the monthly contractual base rent as of December 31, 2003 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

(3)          Other consists primarily of amenities, including cafeterias, concierge offices and property management space.  In addition, month-to-month leases and leases which have expired but the tenant remains in holdover are included in this line item as the exact expiration date is unknown.

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

Item 9A.  Controls and Procedures

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

PART III

Items 10, 11, 12, 13 & 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions, Principal Accounting Fees and Services

For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2004 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)             The following documents are filed as exhibits to this Form 10-K:

1.               Financial Statements. Audited consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2003 are included in Exhibit 13.1 to this Form 10-K and are incorporated by reference.

2.               Financial Statement Schedule.  Audited Schedule III – Real Estate and Accumulated Depreciation is included in Exhibit 13.2 to this Form 10-K and is incorporated by reference.

(b)         We filed the following Current Reports on Form 8-K in the last quarter of the year ended December 31, 2003:

Report, filed with the SEC on December 12, 2003 (the date of the report was December 11, 2003), containing Item 5 and Item 7 disclosures that were filed in connection with our entry into an underwriting agreement with a firm for the public offering of cumulative redeemable preferred shares of beneficial interest.

Not included in this section are Current Reports on Form 8-K that contained only furnished information.

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

3.1.9

Articles Supplementary of Corporate Office Properties Trust Series H Cumulative Redeemable Preferred Shares, dated August 6, 2003 (filed with the Registrant’s Registration Statement on Form 8-A on August 7, 2003 and incorporated herein by reference).

3.2	Bylaws of the Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

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

10.1.5

Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated November 27, 2000 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.6

Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated January 25, 2001 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.7

Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated April 3, 2001 (filed with the Company’s Current Report on Form 8-K dated March 30, 2001 and incorporated herein by reference).

10.1.8

Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 30, 2001 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.9

Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 14, 2001 (filed with the Company’s Current Report on Form 8-K dated September 6, 2001 and incorporated herein by reference).

10.1.10

Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 6, 2001 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.11

Tenth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 29, 2001 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.12

Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 15, 2002 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.13

Twelfth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 2, 2003 (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.1.14

Thirteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated August 11, 2003 (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.1.15	Fourteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated December 18, 2003 (filed herewith).

10.1.16	Fifteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 31, 2004 (filed herewith).

EXHIBIT NO.	DESCRIPTION

10.2	Stock Option Plan for Directors (filed with Royale Investments, Inc.’s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).

10.3.1*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.3.2*	Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company’s Quarterly Report on Form 10-Q on August 13, 1999 and incorporated herein by reference).

10.3.3*	Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

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

10.6.2*

Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Randall M. Griffin (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.7.1*

Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.7.2*

Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.8.1*

Employment Agreement, dated December 16, 1999, between Corporate Development Services, LLC, COPT and Dwight Taylor (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.8.2*

Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.9.1*

Employment Agreement, dated December 16, 1999, between Corporate Realty Management, LLC, COPT and Michael D. Kaiser (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.9.2*

Employment Agreement, dated May 15, 2003, between Corporate Realty Management, LLC, Corporate Office Properties Trust and Michael D. Kaiser (filed with the Registrant’s Quarterly Report on Form 10-Q on August 12, 2003 and incorporated herein by reference).

10.10.1

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated March 8, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company’s Annual Report on Form 10-K on March 22, 2002 and incorporated herein by reference).

10.10.2

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated July 23, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.11

Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company’s Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.12

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company’s Quarterly Report on Form 10-Q on November 13, 1998 and incorporated herein by reference).

10.13

Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed with the Company’s Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.14

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed with the Company’s Quarterly Report on Form 10-Q on November 8, 1999 and incorporated herein by reference).

10.15

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

10.18

Lease Agreement between Blue Bell Investment Company, L.P. and Unisys Corporation, dated March 12, 1997, with respect to lot C (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

10.19

Option Agreement, dated March 1998, between the Operating Partnership and Blue Bell Land, L.P. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.20

Option Agreement, dated March 1998, between the Operating Partnership and Comcourt Land, L.P. (filed with the Company’s Annual Report on Form 10-K on March 16, 2000 and incorporated herein by reference).

10.21.1

Agreement of Sale, dated December 19, 2002, between Jolly Knolls, LLC and the Operating Partnership (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.21.2	Amendment to Agreement of Sale, dated November 7, 2003, between Jolly Knolls, LLC and the Operating Partnership (filed herewith).

10.22

Indemnity Deed of Trust Note, dated January 24, 2003, by Corporate Office Properties, LP for the benefit of Jolly Knolls, LLC (filed with the Company’s Annual Report on Form 10-K on March 27, 2003 and incorporated herein by reference).

10.23	Indemnity Deed of Trust Note (Reserve Parcel Note), dated November 14, 2003, by Corporate Office Properties, LP for the benefit of Jolly Knolls, LLC (filed herewith).

10.24.1	Contract of Sale, dated February 27, 2003 between Jolly Acres Limited Partnership and the Operating Partnership (filed herewith).

10.24.2	Amendment to Contract of Sale, dated November 7, 2003, between Jolly Acres Limited Partnership and the Operating Partnership (filed herewith).

13.1	Portions of the Annual Report of Corporate Office Properties Trust as of and for the year ended December 31, 2003 (filed herewith).

13.2	Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003 (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Accountants (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed

EXHIBIT NO.	DESCRIPTION

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

CORPORATE OFFICE PROPERTIES TRUST

Date: March 10, 2004	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: March 10, 2004	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jay H . Shidler	Chairman of the Board	March 10, 2004
(Jay H. Shidler)	and Trustee

/s/ Clay W. Hamlin, III	Chief Executive Officer and	March 10, 2004
(Clay W. Hamlin, III)	Trustee

/s/ Randall M. Griffin	President and Chief Operating	March 10, 2004
(Randall M. Griffin)	Officer

/s/ Roger A. Waesche, Jr.	Executive Vice President and	March 10, 2004
(Roger A. Waesche, Jr.)	Chief Financial Officer

/s/ Thomas F. Brady	Trustee	March 10, 2004
(Thomas F. Brady)

/s/ Betsy Z. Cohen	Trustee	March 10, 2004
(Betsy Z. Cohen)

/s/ Robert L. Denton	Trustee	March 10, 2004
(Robert L. Denton)

/s/ Steven D. Kesler	Trustee	March 10, 2004
(Steven D. Kesler)

/s/ Kenneth S. Sweet, Jr.	Trustee	March 10, 2004
(Kenneth S. Sweet, Jr.)