Form 10-Q
period 2004-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2004-05-07
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes   ☐ No

On April 30, 2004, 33,963,316 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,191,104	$1,116,847
Projects under construction or development	94,618	67,149
Total commercial real estate properties, net	1,285,722	1,183,996
Investments in and advances to unconsolidated real estate joint ventures	1,059	5,262
Investment in real estate, net	1,286,781	1,189,258
Cash and cash equivalents	9,536	9,481
Restricted cash	13,528	11,030
Accounts receivable, net	9,708	13,047
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	18,673	17,903
Intangible assets on real estate acquisitions, net	55,577	55,692
Deferred charges, net	19,551	17,723
Prepaid and other assets	14,719	14,311
Furniture, fixtures and equipment, net	2,316	2,010
Total assets	$1,432,010	$1,332,076
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$829,755	$738,698
Accounts payable and accrued expenses	29,217	23,126
Rents received in advance and security deposits	11,842	10,112
Dividends and distributions payable	12,991	12,098
Deferred revenue associated with acquired operating leases	8,734	9,630
Fair value of derivatives	429	467
Other liabilities	3,184	7,768
Total liabilities	896,152	801,899
Minority interests:
Common units in the Operating Partnership	79,245	79,796
Other consolidated real estate joint ventures	5,498	—
Total minority interests	84,743	79,796
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 10,000,000 shares authorized)
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250 at March 31, 2004 and December 31, 2003)	13	13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued at December 31, 2003 with an aggregate liquidation preference of $13,600 at December 31, 2003)	—	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at March 31, 2004 and December 31, 2003)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at March 31, 2004 and December 31, 2003)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000 at March 31, 2004 and December 31, 2003)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000 at March 31, 2004 and December 31, 2003)	20	20
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 31,142,779 at March 31, 2004 and 29,563,867 at December 31, 2003)	312	296
Additional paid-in capital	499,132	494,299
Cumulative distributions in excess of net income	(41,123)	(38,483)
Value of unearned restricted common share grants	(5,543)	(4,107)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(328)	(294)
Total shareholders’ equity	451,115	450,381
Total liabilities and shareholders’ equity	$1,432,010	$1,332,076

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2004	2003
Real Estate Operations:
Revenues
Rental revenue	$43,194	$35,989
Tenant recoveries and other revenue	5,777	5,529
Revenue from real estate operations	48,971	41,518
Expenses
Property operating	15,039	13,654
Interest	10,262	10,135
Amortization of deferred financing costs	859	589
Depreciation and other amortization	10,359	8,044
Expenses from real estate operations	36,519	32,422
Earnings from real estate operations before equity in loss of unconsolidated real estate joint ventures	12,452	9,096
Equity in loss of unconsolidated real estate joint ventures	(88)	(153)
Earnings from real estate operations	12,364	8,943
Service operations:
Construction contract revenues	6,137	3,931
Other service revenues	1,721	538
Construction contract expenses	(5,818)	(3,788)
Other expenses	(1,298)	(762)
Income (loss) from service operations	742	(81)
General and administrative expenses	(2,286)	(1,948)
Income before gain on sales of real estate, minority interests, income taxes and discontinued operations	10,820	6,914
(Loss) gain on sales of real estate	(222)	404
Income before minority interests, income taxes and discontinued operations	10,598	7,318
Minority interests
Common units in the Operating Partnership	(1,452)	(1,215)
Preferred units in the Operating Partnership	—	(572)
Income before income taxes and discontinued operations	9,146	5,531
Income tax (expense) benefit, net of minority interests	(153)	21
Income before discontinued operations	8,993	5,552
Income from discontinued operations, net of minority interests	—	2,435
Net income	8,993	7,987
Preferred share dividends	(4,456)	(2,533)
Net income available to common shareholders	$4,537	$5,454
Basic earnings per common share
Income before discontinued operations	$0.15	$0.13
Discontinued operations	—	0.10
Net income available to common shareholders	$0.15	$0.23
Diluted earnings per common share
Income before discontinued operations	$0.14	$0.12
Discontinued operations	—	0.10
Net income available to common shareholders	$0.14	$0.22

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$8,993	$7,987
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,405	2,805
Depreciation and other amortization	10,359	8,063
Amortization of deferred financing costs	859	589
Amortization of value of acquired operating leases to rental revenue	(309)	(549)
Equity in loss of unconsolidated entities	88	153
Loss (gain) on sales of real estate, including amounts in discontinued operations	222	(3,415)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(763)	(1,179)
Decrease (increase) in accounts receivable, restricted cash and prepaid and other assets	685	(2,607)
(Decrease) increase in accounts payable, accrued expenses, rents received in advance and security deposits	(5,408)	2,743
Other	1,317	564
Net cash provided by operating activities	17,448	15,154
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(60,024)	(26,427)
Proceeds from sales of properties	—	36,965
Investments in and advances to unconsolidated real estate joint ventures	(4)	(944)
Leasing costs paid	(552)	(463)
Advances to certain real estate joint ventures	(515)	—
Other	(3,298)	(5,358)
Net cash (used in) provided by investing activities	(64,393)	3,773
Cash flows from financing activities
Proceeds from mortgage and other loans payable	189,125	27,540
Repayments of mortgage and other loans payable	(129,549)	(41,608)
Deferred financing costs paid	(1,948)	(206)
Increase in other liabilities associated with financing activities	—	4,000
Net proceeds from issuance of common shares	2,189	566
Dividends paid	(10,732)	(8,066)
Distributions paid	(2,085)	(2,131)
Other	—	1,269
Net cash provided by (used in) financing activities	47,000	(18,636)
Net increase in cash and cash equivalents	55	291
Cash and cash equivalents
Beginning of period	9,481	5,991
End of period	$9,536	$6,282

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”).  We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  COPT is qualified as a REIT as defined in the Internal Revenue Code of 1986 and is the successor to a corporation organized in 1988.  As of March 31, 2004, our portfolio included 129 office properties, including one property owned through a joint venture.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2004 follows:

% Owned by COPT

Common Units	77%
Series B Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%

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

COMI owns 100% of these entities.

2.                                      Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein.  These interim financial statements should be read together with the financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.  The interim financial statements on the previous pages reflect all adjustments which we believe are necessary for the fair presentation of our financial position and results of operations for the interim periods presented.  These adjustments are of a normal recurring nature.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

•                  the Service Companies; and

•                  Corporate Office Properties Holdings, Inc. (of which we own 100%).

See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R affects our determination of when to use the consolidation method of accounting.

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

See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of FIN 46R.  FIN 46R affects our determination of when to use the equity method of accounting.

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

At the time we exercise the option to acquire our partner’s joint venture interest, we begin consolidating the accounts of the entity with our accounts.  See the section in Note 3 entitled “Recent Accounting Pronouncements” for a description of FIN 46R.  FIN 46R affects our determination of when to use the financing method of accounting.

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

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $538 at March 31, 2004 and $548 at December 31, 2003.

Minority Interests

As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements.  However, we do not own 100% of the Operating Partnership.  We also do not own 100% of four consolidated real estate joint ventures.  The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities’ equity that we do not own.  The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities’ net income not allocated to us.

Common units of the Operating Partnership (“common units”) are substantially similar to our common shares of beneficial interest (“common shares”).  Common units are also exchangeable into our common shares, subject to certain conditions.

The only preferred units in the Operating Partnership not owned by us during the reporting periods were 1,016,662 Series C Preferred Units.  These units were convertible, subject to certain conditions, into common units on the basis of 2.381 common units for each Series C Preferred Unit.  These units were repurchased by the Operating Partnership on June 16, 2003.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the three months ended March 31,
	2004	2003
Numerator:
Numerator for basic EPS on net income available to common shareholders	$4,537	$5,454
Less: Income from discontinued operations, net	—	(2,435)
Numerator for basic EPS before discontinued operations	4,537	3,019
Add: Convertible preferred share dividends	21	136
Numerator for diluted EPS before discontinued operations	4,558	3,155
Add: Income from discontinued operations, net	—	2,435
Numerator for diluted EPS on net income available to common shareholders	$4,558	$5,590
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	29,814	23,323
Assumed conversion of share options	1,749	972
Assumed conversion of convertible preferred shares	539	1,197
Denominator for diluted EPS	32,102	25,492

Basic EPS:
Income before discontinued operations	$0.15	$0.13
Income from discontinued operations	—	0.10
Net income available to common shareholders	$0.15	$0.23
Diluted EPS:
Income before discontinued operations	$0.14	$0.12
Income from discontinued operations	—	0.10
Net income available to common shareholders	$0.14	$0.22

 Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average shares in denominator For the three months ended March 31,
	2004	2003
Conversion of weighted average common units	8,863	8,990
Conversion of weighted average convertible preferred units	—	2,421
Restricted common shares	149	330
Conversion of share options	5	48

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

•                  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00.  We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options.  As of March 31, 2004, 4,400 of these shares options were outstanding.

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

Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended March 31,
	2004	2003
Increase in general and administrative expenses	$359	$230
Decrease in income from service operations	139	91

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the three months ended March 31,
	2004	2003
Net income available to common shareholders, as reported	$4,537	$5,454
Add: Stock-based compensation expense, net of related tax effects and minority interests, included in the determination of net income available to common shareholders	337	202
Less: Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(279)	(188)
Net income available to common shareholders, pro forma	$4,595	$5,468
Basic earnings per share on net income available to common shareholders, as reported	$0.15	$0.23
Basic earnings per share on net income available to common shareholders, pro forma	$0.15	$0.23
Diluted earnings per share on net income available to common shareholders, as reported	$0.14	$0.22
Diluted earnings per share on net income available to common shareholders, pro forma	$0.14	$0.22

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”).  In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified Accounting Research Bulletin 51 (“ARB 51”).  FIN 46R provides guidance in identifying situations in which an entity is controlled by its owners without such owners owning most of the outstanding voting rights in the entity; it defines the entity in such situations as a variable interest entity (“VIE”).  Situations identified by FIN 46R include when the equity owners do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46R then provides guidance in determining when an owner of a VIE should use the consolidation method in accounting for its investment in the VIE.  It also provides for additional disclosure requirements for certain owners of VIEs.  We adopted FIN 46R immediately for all VIEs created subsequent to January 31, 2003 and effective March 31, 2004 for VIEs created prior to February 1, 2003.  In connection with our adoption of FIN 46R, we began to use the consolidation method of accounting effective March 31, 2004 for our investments in the following joint ventures:  MOR Forbes 2 LLC, Gateway 70 LLC and MOR Montpelier 3 LLC, which were previously accounted for using the equity method of accounting, and NBP 220, LLC, which was previously accounted for using the financing method of accounting (see Note 2).  The effect of consolidating these joint ventures on our Consolidated Balance Sheet as of March 31, 2004 is set forth below.

Operating properties	$2,176
Projects under construction or development	17,959
Investments in and advances to unconsolidated real estate joint ventures	(3,957)
Restricted cash	10
Accounts receivable, net	145
Deferred rent receivable	7
Deferred charges, net	1,026
Prepaid and other assets	(3,263)
Mortgage and other loans payable	(10,171)
Accounts payable and accrued expenses	(2,737)
Rents received in advance and security deposits	(347)
Other liabilities	4,650
Minority interests-other consolidated real estate entities	(5,498)
$—

The consolidation of these joint ventures had no effect on our Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003.  The following table sets forth condensed combined statements of operations for the joint ventures that we began consolidating effective March 31, 2004:

Revenues	$118
Property operating expenses	(41)
Interest expense	(14)
Depreciation and amortization expense	(44)
Net income	$19

Additional information regarding our real estate joint ventures is available in Note 5 to the Consolidated Financial Statements.

4.             Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31, 2004	December 31, 2003
Land	$229,558	$216,703
Buildings and improvements	1,071,701	1,003,214
	1,301,259	1,219,917
Less: accumulated depreciation	(110,155)	(103,070)
	$1,191,104	$1,116,847

Projects we had under construction or development consisted of the following:

	March 31, 2004	December 31, 2003
Land	$59,231	$53,356
Construction in progress	35,387	13,793
	$94,618	$67,149

2004 Acquisitions

We acquired the following office properties during the three months ended March 31, 2004:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
400 Professional Drive	Gaithersburg, MD	3/5/2004	1	129,030	$23,182
Wildewood and Exploration/ Expedition Office Parks	St. Mary’s County, MD	3/24/2004	8	430,869	50,101

In connection with the Wildewood and Exploration/Expedition Office Parks transaction, we also acquired a parcel of land for $1,905.

2004 Construction/Development

As of March 31, 2004, we had construction underway on two new buildings in Annapolis Junction, Maryland, one new building in Chantilly, Virginia, and one new building through a joint venture in Lanham, Maryland.  We also had development underway on two new buildings located in Annapolis Junction, Maryland and one new building located in Chantilly, Virginia.

5.                                      Real Estate Joint Ventures

 Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	March 31, 2004	December 31, 2003	Date Acquired	Ownership	Nature of Activity	Assets at 3/31/04	Exposure to Loss (1)
Route 46 Partners, LLC	$1,059	$1,055	3/14/03	20%	Operating building (2)	$23,359	$1,379
Gateway 70 LLC	—	3,017	4/5/01	See Below	Developing land parcel (3)	N/A	N/A
MOR Forbes 2 LLC	—	735	12/24/02	See Below	Constructing building (4)	N/A	N/A
MOR Montpelier 3 LLC	—	455	2/21/02	See Below	Developing land parcel (5)	N/A	N/A
	$1,059	$5,262				$23,359	$1,379

(1)          Derived from the sum of our investment balance, loan guarantees (based on maximum loan balance) and maximum additional unilateral capital contributions required from us.  Not reported above are additional amounts that we and our partners are required to fund when needed by these joint ventures; these funding requirements are proportional to our ownership percentage.

(2)          This joint venture’s property is located in Fairfield, New Jersey.

(3)          This joint venture’s property is located in Columbia, Maryland.

(4)          This joint venture’s property is located in Lanham, Maryland.

(5)          This joint venture’s property is located in Laurel, Maryland.

As discussed in Note 3, we adopted FIN 46R effective March 31, 2004 for VIEs created prior to February 1, 2003.  Upon this adoption, we began using the consolidation method of accounting for the following joint ventures that had previously been accounted for using either the equity or financing methods of accounting:

	Date Acquired	Ownership % at 3/31/04	Nature of Activity	Total Assets at 3/31/2004	Collateralized Assets at 3/31/2004
NBP 220, LLC	1/31/03	20%	Constructing building (1)	17,103	16,168
MOR Forbes 2 LLC	12/24/02	50%	Constructing building (2)	4,442	4,188
Gateway 70 LLC	4/5/01	80%	Developing land parcel (3)	3,722	3,722
MOR Montpelier 3 LLC	2/21/02	50%	Developing land parcel (4)	947	947
				$26,214	$25,025

(1) This joint venture’s property is located in Annapolis Junction, Maryland.

(2) This joint venture’s property is located in Lanham, Maryland.

(3) This joint venture’s property is located in Columbia, Maryland.

(4) This joint venture’s property is located in Laurel, Maryland.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.  The following table sets forth a condensed balance sheet for our one unconsolidated real estate joint venture as of March 31, 2004:

Commercial real estate property	$21,745
Other assets	1,614
Total assets	$23,359

Liabilities	$14,716
Owners’ equity	8,643
Total liabilities and owners’ equity	$23,359

6.             Investments in and Advances to Other Unconsolidated Entities

Our investments in and advances to other unconsolidated entities include the following:

	March 31, 2004	December 31, 2003	Date Acquired	Ownership % at 3/31/04	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)          TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	March 31, 2004	December 31, 2003
Tenant value	$49,770	$46,613
Lease to market value	7,985	7,819
Lease cost portion of deemed cost avoidance	5,993	5,294
Market concentration premium	1,333	1,333
Subtotal	65,081	61,059
Accumulated amortization	(9,504)	(5,367)
Deferred charges, net	$55,577	$55,692

8.             Deferred Charges

Deferred charges consisted of the following:

	March 31, 2004	December 31, 2003
Deferred leasing costs	$22,135	$20,712
Deferred financing costs	15,379	13,263
Goodwill	1,880	1,880
Deferred other	155	155
	39,549	36,010
Accumulated amortization (1)	(19,998)	(18,287)
Deferred charges, net	$19,551	$17,723

(1) Included accumulated amortization associated with goodwill of $151.

9.             Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at March 31, 2004	Fair Value at December 31, 2003
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(429)	$(467)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	—	—
Total					$(429)	$(467)

We have designated each of these derivatives as cash flow hedges.  These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  At March 31, 2004, our outstanding interest rate swap was considered a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The table below sets forth our accounting application of changes in derivative fair values:

	For the three months ended March 31,
	2004	2003
(Decrease) in fair value applied to AOCL (1) and minority interests	$(39)	$(299)
Increase in fair value recognized as gain (2)	$77	$—

(1)          AOCL is defined below.

(2)          Represents hedge ineffectiveness and is included in interest expense on our Consolidated Statements of Operations.

Over time, the unrealized losses associated with interest rate swaps that are held in the accumulated other comprehensive loss component of shareholders’ equity (“AOCL”) and minority interests will be reclassified to earnings as interest payments occur on our LIBOR-based borrowings.

10.                                                       Shareholders’ Equity

Preferred Shares

On February 11, 2004, the holder of the Series D Preferred Shares of beneficial interest converted the shares into common shares on the basis of 2.2 common shares for each Series D Preferred Share, resulting in the issuance of 1,196,800 common shares.

Common Shares

During the three months ended March 31, 2004, 43,950 common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit.

During the three months ended March 31, 2004, we issued 99,935 common shares to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 100,595 common shares previously issued to employees.  We also issued 4,000 unrestricted common shares to employees during this period.

We issued 234,227 common shares upon the exercise of share options during the three months ended March 31, 2004.

A summary of the activity in the AOCL component of shareholders’ equity for the three months ended March 31, 2004 follows:

Beginning balance	$(294)
Unrealized loss on interest rate swaps, net of minority interests	(34)
Ending balance	$(328)

11.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2004:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6250	$781
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6250	$781

Series D Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2500	$136

Series E Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6406	$737
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6172	$880
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.5000	$1,100
First Quarter 2004	March 31, 2004	April 15, 2004	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.1458	$292
First Quarter 2004	March 31, 2004	April 15, 2004	$0.4688	$938

Common Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$6,806
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$7,178

Common Units:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$2,085
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$2,074

12.          Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2004	2003
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FIN 46R:
Operating properties	$2,176	$—
Projects under construction or development	17,959	—
Investments in and advances to unconsolidated real estate joint ventures	(3,957)	—
Restricted cash	10	—
Accounts receivable, net	145	—
Deferred rent receivable	7	—
Deferred charges, net	1,026	—
Prepaid and other assets	(3,263)	—
Mortgage and other loans payable	(10,171)	—
Accounts payable and accrued expenses	(2,737)	—
Rents received in advance and security deposits	(347)	—
Other liabilities	4,650	—
Minority interests-other consolidated real estate entities	(5,498)	—
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$(83)	$—
Investments in and advances to unconsolidated real estate joint ventures	83	—
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$21,218	$16,917
Notes receivable assumed upon sales of real estate	$—	$3,300
Investment in real estate joint venture obtained with disposition of property	$—	$2,300
Increase (decrease) in accrued capital improvements and leasing costs	$10,087	$(1,183)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$92	$85
Accretion of other liability to commercial real estate properties	$147	$84
Decrease in fair value of derivatives applied to AOCL and minority interests	$(39)	$(299)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$1,129	$—
Dividends/distribution payable	$12,991	$9,819
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,003	$—
Conversion of preferred shares adjusted to common shares and paid in capital	$12	$—
Issuance of restricted shares	$2,271	$1,223

13.          Information by Business Segment

We have seven primary office property segments: Baltimore/Washington Corridor, Northern Virginia, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg, Suburban Maryland and Southern Maryland.

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

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Southern Maryland	Other	Total
Three months ended March 31, 2004:
Revenues	$25,278	$10,886	$2,506	$4,679	$2,243	$1,555	$124	$1,700	$48,971
Property operating expenses	8,125	3,312	40	1,486	742	598	33	703	$15,039
NOI	$17,153	$7,574	$2,466	$3,193	$1,501	$957	$91	$997	$33,932
Commercial real estate property expenditures	$29,761	$3,064	$179	$233	$195	$26,489	$48,531	$359	$108,811
Segment assets at March 31, 2004	$700,417	$265,400	$101,835	$83,757	$68,922	$70,388	$52,092	$89,199	$1,432,010

Three months ended March 31, 2003:
Revenues	$22,848	$5,860	$2,506	$4,522	$2,493	$2,482	$—	$1,709	$42,420
Property operating expenses	8,027	1,883	34	1,628	747	1,024	—	659	14,002
NOI	$14,821	$3,977	$2,472	$2,894	$1,746	$1,458	$—	$1,050	$28,418
Commercial real estate property expenditures	$38,769	$264	$143	$201	$127	$188	$—	$134	$39,826
Segment assets at March 31, 2003	$640,141	$114,813	$103,340	$86,211	$70,227	$42,176	$—	$91,432	$1,148,340

The following table reconciles our NOI for reportable segments to income before income taxes and discontinued operations as reported on our Consolidated Statements of Operations:

	For the three months ended March 31,
	2004	2003
NOI for reportable segments	$33,932	$28,418
Equity in loss of unconsolidated real estate joint ventures	(88)	(153)
Income (loss) from service operations	742	(81)
(Loss) gain on sales of real estate	(222)	404
Less:
Interest	(10,262)	(10,135)
Depreciation and other amortization	(10,359)	(8,044)
General and administrative	(2,286)	(1,948)
Amortization of deferred financing costs	(859)	(589)
Minority interests	(1,452)	(1,787)
NOI from discontinued operations	—	(554)
Income before income taxes and discontinued operations	$9,146	$5,531

We did not allocate (loss) gain on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate equity in loss of unconsolidated real estate joint ventures, income (loss) from service operations, general and administrative expense and minority interests because these items represent general corporate items not attributable to segments.

14.          Income Taxes

COMI’s provision for income tax consists of the following:

	For the three months ended March 31,
	2004	2003
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(165)	24
State	(35)	5
	(200)	29
Total	(200)	29
Minority interests	47	(8)
Income tax (expense) benefit, net of minority interests	$(153)	$21

Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan and expenses associated with stock-based compensation.

COMI’s combined Federal and state effective tax rate for the three months ended March 31, 2004 and 2003 was approximately 40%.

15.          Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with an operating property located in Oxon Hill, Maryland that was sold on March 31, 2003.  The table below sets forth the components of income from discontinued operations:

For the three months ended March 31, 2003
Revenue from real estate operations	$902
Expenses from real estate operations:
Property operating expenses	348
Depreciation and amortization	19
Interest expense	100
Expenses from real estate operations	467
Earnings from real estate operations before gain on sale of real estate and minority interests	435
Gain on sale of real estate	3,011
Income from discontinued operations before minority interests	3,446
Minority interests in discontinued operations	(1,011)
Income from discontinued operations, net of minority interests	$2,435

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

Acquisition

As of March 31, 2004, we were under contract to acquire two office properties in St. Mary’s County, Maryland for $13,650.  One of these buildings was acquired on May 5, 2004 and we expect to acquire the other by July 2004.

Joint Ventures

In the event that the costs to complete construction of a building owned by NBP 220, LLC exceed amounts funded by existing credit facilities and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4,500.  We do not expect that such contributions will be necessary.

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

In three of our four real estate joint ventures owned as of March 31, 2004, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of one and 50% each in the case of two) if defined events were to occur.  The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $1,300; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

We would be required to acquire the other member’s interest in NBP 220, LLC in the event that the joint venture defaults on its obligations as landlord or does not meet established construction completion timeframes.  The minimum amount we would need to acquire this membership interest is $4,911 at March 31, 2004.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of March 31, 2004 were as follows:

2004	$447
2005	585
2006	324
2007	39
2008	29
$1,424

Land Leases

At March 31, 2004, we were obligated as lessee under leases for two parcels of land; we have a building located on one of these parcels and the other parcel is being developed.  These leases provide for monthly rent on one parcel through March 2098 and the other through September 2099.  Future minimum annual rental payments due under the terms of these leases as of March 31, 2004 were as follows:

2004	$265
2005	353
2006	353
2007	353
2008	353
Thereafter	31,711
$33,388

We acquired title to these two parcels of land for an aggregate purchase price of $4,000 on April 14, 2004, at which time the leases were terminated.

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum annual rental payments due under the terms of these leases as of March 31, 2004 were as follows:

2004	$203
2005	183
2006	105
2007	17
$508

17.                               Pro Forma Financial Information

We accounted for our 2003 and 2004 acquisitions using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2004.

We prepared our pro forma condensed consolidated financial information presented below as if all of our 2003 and 2004 acquisitions and dispositions of operating properties had occurred on January 1, 2003.  The pro forma financial information is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred on January 1, 2003, nor does it intend to indicate our results of operations for future periods.

	For the three months ended March 31,
	2004	2003

Pro forma total revenues	$58,663	$51,554
Pro forma net income available to common shareholders	$4,801	$4,138
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.16	$0.14
Diluted	$0.15	$0.14

18.                               Subsequent Events

On April 15, 2004, we acquired a 178,764 square foot office property located in Northern Baltimore County, Maryland for a purchase price of approximately $16,500 primarily using borrowings under our Revolving Credit Facility.

On April 23, 2004, we sold 2,750,000 common shares in an underwritten public offering at a net price of $21.243 per share.  We contributed the net proceeds totaling approximately $58,400 to our Operating Partnership in exchange for 2,750,000 common units.

On April 26, 2004, we sold for approximately $9,600 a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland.  We issued to the buyer a $5,600 mortgage loan bearing interest at 5.5% and a maturity date of July 2005; the balance of the acquisition was in the form of cash from the buyer.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10 beginning July 1, 2004 until April 30, 2005, at which time the rent reduces to $1 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5,600 mortgage loan with us and $4,000 in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the properties anytime after March 15, 2005 for the same consideration described in the previous sentence.

On April 29, 2004, we acquired a parcel of land adjacent to an office property that we own in Herndon, Virginia for approximately $9,700.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a real estate investment trust, or REIT, that focuses on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of operating properties in our portfolio totaled 129 as of March 31, 2004 and 119 as of December 31, 2003.  Our growth in number of operating properties over that timeframe was achieved primarily through our acquisition and development of properties.

Most of our revenues come from rents and property operating expense reimbursements earned from tenants leasing space in our properties.  Most of our expenses take the form of (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance, (2) financing costs, such as interest and loan costs and (3) depreciation and amortization of our operating properties and tenant lease costs.

Cash provided from operations is our primary source of cash for funding dividends and distributions, debt service on our loans and other working capital requirements.  A good place to start in evaluating our cash flow provided by operations is the line entitled “net cash provided by operating activities” on our Statements of Cash Flows.  We also believe that the amount that we incur on our operating properties for tenant and capital improvements and leasing costs are particularly useful in evaluating our cash flow from operations since these costs are required to operate our properties; we provide this information in the section entitled “Funds from Operations.”  Since we are a REIT and therefore distribute 100% of our REIT taxable income in order to avoid paying income taxes, our dividends and distributions paid are also useful in determining how much cash we have available for other uses; however, it is noteworthy that we have historically paid dividends in excess of our REIT taxable income.

We historically have financed our long-term capital needs, including property acquisition and development activities, through a combination of the following:

•                  borrowings under our primary revolving credit facility (the “Revolving Credit Facility”);

•                  borrowings from new loans;

•                  issuances of common shares of beneficial interest (“common shares”), preferred shares of beneficial interest (“preferred shares”) and common units and/or preferred units in our Operating Partnership;

•                  contributions from outside investors into real estate joint ventures;

•                  proceeds from sales of real estate; and

•                  any available residual cash flow from operations after application to the items described in the previous paragraph.

During the three months ended March 31, 2004, we:

•                  experienced increased revenues, operating expenses and earnings from real estate operations due primarily to the addition of properties through acquisition and construction activities;

•                  experienced increased revenue from Same-Office Properties of $493,000 or 1% and increased operating expenses from those properties of $56,000 or 6%;

•                  finished the period with occupancy for our portfolio of properties at 91.9%;

•                  renewed 84.2% of the square footage under leases expiring during the period;

•                  acquired nine office properties and two land parcels for $75.2 million; eight of these properties represented our initial entry into the Southern Maryland region; and

•      obtained a new $300.0 million revolving credit facility which replaces our previous facility.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2004.  This section includes discussions on, among other things:

•      our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2004 compared to the same period in 2003;

•      how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2004;

•      our cash flows;

•      how we expect to generate cash for short and long-term capital needs;

•      our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•      our commitments and contingencies; and

•      the computation of our Funds from Operations for the three months ended March 31, 2004 and 2003.

You should refer to our Consolidated Financial Statements and Selected Financial Data table as you read this section.

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

•      risks of real estate acquisition and development activities;

•      risks of investing through joint venture structures, including risks that our joint venture partners may not fulfill their financial obligations as investors or may take actions that are inconsistent with our objectives;

•      governmental actions and initiatives; and

•      environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Corporate Office Properties Trust

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended March 31,
	2004	2003	Variance	% Change
Real Estate Operations:
Revenues
Rental revenue	$43,194	$35,989	$7,205	20%
Tenant recoveries and other revenue	5,777	5,529	248	4%
Revenues from real estate operations	48,971	41,518	7,453	18%
Expenses
Property operating	15,039	13,654	1,385	10%
Interest	10,262	10,135	127	1%
Amortization of deferred financing costs	859	589	270	46%
Depreciation and other amortization	10,359	8,044	2,315	29%
Expenses from real estate operations	36,519	32,422	4,097	13%
Earnings from real estate operations before equity in loss of unconsolidated real estate joint ventures	12,452	9,096	3,356	37%
Equity in loss of unconsolidated real estate joint ventures	(88)	(153)	65	(42)%
Earnings from real estate operations	12,364	8,943	3,421	38%
Income (loss) from service operations	742	(81)	823	N/A
General and administrative expense	(2,286)	(1,948)	(338)	17%
(Loss) gain on sales of real estate	(222)	404	(626)	N/A
Income before minority interests, income taxes and discontinued operations	10,598	7,318	3,280	45%
Minority interests	(1,452)	(1,787)	335	(19)%
Income tax (expense) benefit, net	(153)	21	(174)	N/A
Income from discontinued operations, net	—	2,435	(2,435)	(100)%
Net income	8,993	7,987	1,006	13%
Preferred share dividends	(4,456)	(2,533)	(1,923)	76%
Net income available to common shareholders	$4,537	$5,454	$(917)	(17)%
Basic earnings per common share
Income before discontinued operations	$0.15	$0.13	$0.02	15%
Net income available to common shareholders	$0.15	$0.23	$(0.08)	(35)%
Diluted earnings per common share
Income before discontinued operations	$0.14	$0.12	$0.02	17%
Net income available to common shareholders	$0.14	$0.22	$(0.08)	(36)%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

Over the last three years, the United States economy suffered from an economic slowdown that we believe had an adverse effect on the office real estate leasing market.  Occupancy rates declined in most parts of the country, placing downward pressure on rental rates and increasing the competitive environment for attracting tenants.  We believe that the national trend was felt in each of our geographic regions, contributing towards decreased occupancy in our portfolio of properties.  We also experienced downward pressure on rental rates and increased competition for tenants in our properties.  During the latter portion of 2003 and in the first quarter of 2004, we believe that there was an increase in leasing activity in our regions.  We expect the increased leasing activity trend in our regions to continue in 2004, which we expect would improve occupancy levels in those regions and in our properties.

The table below sets forth certain occupancy and leasing information:

	March 31, 2004	December 31, 2003
Occupancy for portfolio of properties	91.9%	91.2%
Average contractual rental rate (1)	$19.81	$20.06
Weighted average lease term (in years)	4.7	4.9

(1) Includes estimated expense reimbursements.

We were able to renew 84.2% of the square footage under leases expiring in the three months ended March 31, 2004; these renewals took place at an average contractual rental rate per square foot of $19.35.  The occupancy and leasing information reflected in the table above includes the effects of properties acquired during the three months ended March 31, 2004; these properties were 94.0% occupied, had an average contractual rental rate per square foot of $16.84 and a weighted average lease term of 4.6 years as of March 31, 2004.

As we discussed above, we are beginning to see signs of improvement in leasing trends in many of our submarkets.  However, since rental conditions in many of our regions continue to be affected by the economic downturn, we expect that the operating performance of our properties may be adversely affected as we attempt to lease vacant space and renew leases that are scheduled to expire.  Our exposure over the remainder of 2004 and 2005 is reduced somewhat by the fact that only 16.8% of our annualized rental revenues from leases in place as of March 31, 2004 were from leases scheduled to expire by the end of 2005.

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time.  It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of properties as of a point in time.  Portfolio annualized rental revenue is annualized rental revenue for our entire portfolio of properties as of a point in time, including both consolidated properties and properties owned through unconsolidated real estate joint ventures.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles (“GAAP”) does contain such fluctuations.  We find the measure particularly useful for leasing, tenant, segment and industry analysis.

Most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.  We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

Geographic concentration of property operations

During the three months ended March 31, 2004, we acquired eight properties in St. Mary’s County, Maryland, which is located in Southern Maryland; this acquisition marked our entry into that submarket of the Greater Washington, D.C. area.  We also acquired one property in Suburban Maryland.  The table below sets forth the regional allocation of our portfolio annualized rental revenue:

	% of Portfolio Annualized Rental Revenue as of
Region	March 31, 2004	December 31, 2003
Baltimore/Washington Corridor	51.8%	53.6%
Northern Virginia	18.3%	19.8%
Northern/Central New Jersey	9.1%	9.5%
Greater Philadelphia	5.4%	5.7%
Harrisburg, Pennsylvania	4.6%	5.1%
Suburban Maryland	4.3%	2.9%
Southern Maryland	3.1%	N/A
Other	3.4%	3.4%
	100.0%	100.0%

The changes in the percentages between the two points in time are attributable primarily to the property acquisitions.  We expect that we will focus most of our acquisition and development activities in the Northern Virginia, Baltimore/Washington Corridor and Suburban Maryland regions in 2004.  In addition, we are contractually obligated to acquire two additional office properties in the Southern Maryland region.

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio Annualized Rental Revenue for 20 Largest Tenants as of
Tenant	March 31, 2004	December 31, 2003

United States of America	14.2%	14.8%
Computer Sciences Corporation (1)	6.3%	6.3%
AT&T Corporation (1)	5.1%	5.2%
VeriSign, Inc.	4.7%	5.1%
General Dynamics Corporation	4.2%	3.3%
Unisys (2)	4.1%	4.4%
Booz Allen Hamilton, Inc.	2.6%	2.6%
Northrop Grumman Corporation	2.4%	2.5%
Ciena Corporation	2.1%	2.2%
The Boeing Company (1)	2.0%	2.1%
The Aerospace Corporation	1.8%	1.9%
Magellan Health Services, Inc.	1.6%	1.8%
Commonwealth of Pennsylvania (1)	1.5%	1.5%
Johns Hopkins University (1)	1.3%	1.3%
Titan Corporation (1)	1.3%	1.3%
Merck & Co., Inc. (2)	1.2%	1.3%
Carefirst, Inc. and Subsidiaries (1)	1.2%	1.2%
USinternetworking, Inc.	1.0%	1.1%
Comcast Corporation	0.9%	1.0%
Omniplex World Services	0.9%	0.9%
Subtotal of 20 largest tenants	60.4%	61.8%
All remaining tenants	39.6%	38.2%
Total	100.0%	100.0%

(1) Includes affiliated organizations and agencies.

(2) Unisys subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

As noted above, most of the leases with the United States Government provide for a series of one-year terms or provide for early termination rights.  The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

Industry concentration of tenants

The percentage of our portfolio annualized rental revenue derived from the United States defense industry increased during the three months ended March 31, 2004 due primarily to our property acquisitions.  The table below sets forth the percentage of our annualized rental revenue derived from that industry:

	% of Annualized Rental Revenue as of
	March 31, 2004	December 31, 2003
Total Portfolio	41.7%	39.9%
Baltimore/Washington Corridor	57.3%	57.4%
Northern Virginia	49.1%	45.5%
Southern Maryland	92.9%	N/A

We expect the percentage of our portfolio annualized rental revenue derived from the United States defense industry will continue to increase during the remainder of 2004.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as comprising three main components:

•      Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the first quarters of 2003 and 2004, Same-Office Properties would be properties owned and 100% operational from January 1, 2003 through March 31, 2004.

•      Changes attributable to operating properties acquired during or in between the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

•      Changes attributable to properties sold during or in between the two periods being compared that are not reported as discontinued operations.  We define these as changes from “Sold Properties.”

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions Dollar Change (1)	Same-Office Properties		Sold Properties Dollar Change (2)	Other Dollar Change	Total Dollar Change
		Dollar Change	Percentage Change

Revenues from real estate operations
Rental revenue	$7,039	$789	2%	$(623)	$—	$7,205
Tenant recoveries and other revenue	669	(296)	(6)%	(71)	(54)	248
Total	$7,708	$493	1%	$(694)	$(54)	$7,453

Property operating expenses	$1,686	$56	0%	$(297)	$(60)	$1,385

Straight-line rental revenue adjustments included in rental revenue	$486	$(852)	N/A	$(12)	$—	$(378)
Amortization of origination value of leases on acquired properties included in rental revenue	$(379)	$139	N/A	$—	$—	$(240)

Number of operating properties included in component category	19	109	N/A	1	N/A	129

(1) Includes 16 acquired properties and three newly-constructed properties.

(2) Includes sold operating properties that are not reported as discontinued operations.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  Included in the increase in rental revenue of the Property Additions is $1.5 million in net revenue from the early termination of leases.  To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

The increase in rental revenue from the Same-Office Properties includes the following:

•      increase of $1.2 million in connection with four properties that experienced significant increases in occupancy between the two periods; and

•      decrease of $286,000 in net revenue from the early termination of leases.

The increase in the Same-Office Properties’ property operating expenses included the following:

•      increase of $462,000, or 43%, in property labor costs due mostly to (1) higher than normal hours billed to properties due in part to projects underway during the current period and (2) an increase in billable rates of repairs and maintenance employees.  We expect that this increasing trend in property labor costs may diminish later in 2004 due to a normalization of billable hours and a potential downward adjustment in the billable rates of repairs and maintenance salaries;

•      increase of $231,000, or 9.9%, in real estate taxes due primarily to an increase in the assessed value of many of our properties.  This increasing trend was present across all of our regions.  While we continue to monitor the reasonableness of the increase in the assessed value of our properties in determining whether appeals are necessary, we expect that this increasing trend will continue.  We also expect that the rates used by state and local municipalities to assess real estate taxes on our properties may increase in the future in response to budgetary shortfalls in those municipalities;

•      increase of $228,000, or 15.5%, in cleaning expenses; much of this increase is due to cleaning costs required in the current period at properties that were not occupied during the prior period;

•      decrease of $730,000, or 38.5%, in snow removal due to higher snowfall in the prior period; and

•      decrease of $460,000, or 100%, in expense associated with doubtful or uncollectible receivables.  Most of this decrease was attributable to a large expense associated with a particular tenant in the prior period coupled with virtually no expense in the current period.

We expect that the cost of utility services for our properties may increase within the next year as a result of energy de-regulation expected to take place in Maryland during mid-2004.  Should these increases in expenses occur, we expect that we will be able to recover a significant portion of the expense increases through increased tenant recovery revenue in the short term and increased rental revenue in the long term.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $397,000, or 3.7%, which included a $270,000 increase in amortization of deferred financing costs attributable in part to the early extinguishment of debt in connection with the initial borrowing under a new Revolving Credit Facility (see section entitled “Investing and financing activities during the three months ended March 31, 2004”).  Our average outstanding debt balance increased by 6% resulting from our 2003 and 2004 acquisition and development activities, offset by repayments of debt using proceeds from offerings that took place during 2003.  Our weighted average interest rates decreased from 6.0% to 5.8%.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

Depreciation and amortization

Of the $2.3 million increase in our depreciation and other amortization expense, $1.8 million was attributable to the Property Additions.

Income (loss) from service operations

After incurring a loss of $81,000 in the three months ended March 31, 2003, our service operations generated income of $742,000 in the three months ended March 31, 2004.  This improvement can be attributed primarily to (1) a $404,000 increase in income from the heating and air conditioning services and controls division and (2) a $305,000 increase in income from the property management division.  The improvement in income from the heating and air conditioning services and controls division is attributable primarily to increased time and materials billing activity from its service contract and controls product lines.  Much of this activity is attributable to several large contracts; once these contracts are complete, additional contracts will need to be obtained to continue to maintain the activity level.  As a result, there is a high level of uncertainty over whether the improvement in income from the division is a trend that will continue.

The increase in income from the property management division is attributable mostly to (1) higher than normal hours billed per employee and (2) an increase in billable rates of repairs and maintenance employees.  We expect that this trend may diminish later in 2004 due to a normalization of billable hours per employee and a potential downward adjustment in the billable rates of repairs and maintenance employees.

General and administrative expenses

General and administrative expenses increased $338,000, or 17%.  This increase includes increases of (1) $104,000 in expenses associated with employee restricted shares and (2) $82,000 in professional fees due primarily to legal and other consulting services.

(Loss) gain on sales of real estate, excluding sales classified as discontinued operations

During the three months ended March 31, 2004, we recognized a $245,000 decrease to a gain recognized on a prior year disposition of an investment in a real estate joint venture as a result of a change in the settlement negotiated between our joint venture partner and us.  During the three months ended March 31, 2003, we recognized a $376,000 gain on the sale of two land parcels.  Gain on sales of real estate for both periods also includes amortized gain from a building sale that occurred in 2002.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our gain on sales of real estate is subject to material fluctuation from period to period.

Minority interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “minority interests” on our Consolidated Statements of Operations includes primarily income before minority interests, income taxes, discontinued operations and cumulative effect of accounting change allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of March 31, 2004, we owned 100% of the outstanding preferred units and approximately 77% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests decreased from the three months ended March 31, 2003 to the three months ended March 31, 2004 due primarily to the following:

•      since we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares, additional units were issued to us as we issued new shares during the last nine months of 2003 and the first three months of 2004;

•      certain minority interest holders of common units exchanged their common units for our common shares; and

•      we owned all of the preferred units in the Operating Partnership during the last three years except for the Series C Preferred Units, which were owned by third parties until the Operating Partnership repurchased the units in June 2003.

Our income allocated to minority interest holders of preferred units decreased due to our repurchase of the Series C Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

•      decrease attributable to our increasing ownership of common units and preferred units; and

•      increase due to an increase in the Operating Partnership’s income before minority interests, income taxes and discontinued operations.

Income from discontinued operations

Income from discontinued operations is composed entirely of one operating office property that we sold in March 2003.  See Note 15 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Adjustments to net income to arrive at net income available to common shareholders

We completed the sale of two series of preferred shares in 2003.  On February 11, 2004, the holder of our Series D Preferred Shares of beneficial interest converted the shares into 1,196,800 common shares.  Preferred share dividends increased due to the dividend requirements of the two new series of preferred shares issued in 2003.  This increase was offset somewhat by the decrease caused by the absence of the dividend requirements of the Series D Preferred Shares for most of the three months ended March 31, 2004.

We expect to redeem our Series B Preferred Shares of beneficial interest as early as July 15, 2004.  When these shares are redeemed, we will recognize a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs we incurred on the shares.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders decreased due primarily to income derived from discontinued operations in the prior period, which is discussed above.  Diluted earnings per common share on income before discontinued operations increased due to the effect of our growth in income before discontinued operations exceeding the effect of our growth in additional common shares and common share equivalents outstanding.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $9.5 million as of March 31, 2004 and December 31, 2003.  While the balance of our cash and cash equivalents did not change significantly, the balances that we carry as of a point in time can vary significantly; this is due in part to the inherent variability of the cash needs of our development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

Operating activities

We generated most of our cash from the operations of our properties.  Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow; we applied most of this cash flow towards interest expense, scheduled principal amortization on mortgage loans, dividends to our shareholders, distributions to minority interest holders of preferred and common units in the Operating Partnership, capital improvements and leasing costs for our operating properties and general and administrative expenses.

Our cash flow from operations determined in accordance with GAAP increased $2.3 million or 15.1% when comparing the three months ended March 31, 2004 and 2003; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  The change in our cash flow from operations included a $3.5 million decrease in accounts receivable from December 31, 2003 to March 31, 2004 due primarily to significant billings to tenants in December 2003 for leasehold improvements that were repaid in the current period; we consider this increase to be associated primarily with the significance of the improvements for which we billed and the timing of such billings and collections and not a change in trend for the amount of receivables we expect to carry in the future.  Our cash flow from operations for the three months ended March 31, 2004 included a $6.7 million decrease in accounts payable and accrued expenses from December 31, 2003 to March 31, 2004 which included the following: (1) decreased payables associated with construction services performed for third parties brought about by an increase in construction services activity and the timing of our payments; and (2) decreased accrual associated with common shares issued to employees that vest in January 2004 due to the vesting of such shares.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, debt service, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and financing activities during the three months ended March 31, 2004

We acquired nine office properties totaling 559,899 square feet and two parcels of land for $75.2 million.  These acquisitions were financed using the following:

•      $53.0 million in borrowings from our Revolving Credit Facility;

•      $21.2 million from borrowings of assumed mortgage loans; and

•      cash reserves for the balance.

We had construction activities underway on four office properties totaling 426,538 square feet that were 64% pre-leased; one of these properties was owned by a real estate joint venture that was unconsolidated until March 31, 2004 (see Note 5 to the Consolidated Financial Statements) and was 48% operational as of the end of the period.  Costs incurred on these properties through March 31, 2004 totaled approximately $34.0 million, of which $8.1 million was incurred in 2004 (excluding costs incurred by the one real estate joint venture prior to becoming a consolidated real estate joint venture).  We have a construction loan facility in place totaling $24.7 million to finance the construction of two of these properties; borrowings under these facilities totaled $10.2 million at March 31, 2004.  The remaining costs were funded using approximately $4.4 million in contributions from real estate joint venture partners and the balance using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our real estate property additions, excluding additions related to the consolidation of real estate joint ventures in connection with our adoption of FIN 46R, which is described below (in thousands):

	For the three months ended March 31, 2004
Acquisitions	$71,202
Construction and development	14,395
Tenant improvements on operating properties	2,268	(1)
Capital improvements on operating properties	836
	$88,701

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Our investments in unconsolidated real estate joint ventures decreased $4.2 million due to our consolidation as of March 31, 2004 of Gateway 70 LLC, MOR Forbes 2 LLC and MOR Montpelier 3 LLC in conjunction with our adoption of FIN 46R for those joint venture investments.  For additional information regarding our investments in unconsolidated real estate joint ventures, you may refer to the section below entitled “Off-Balance Sheet Arrangements” and Note 5 to our Consolidated Financial Statements.

On March 10, 2004, we obtained a new Revolving Credit Facility with a number of lenders led by Wachovia Bank, National Association.  The terms of the new Revolving Credit Facility are discussed in the section below entitled “Analysis of indebtedness.”  We used proceeds from our initial borrowing under this facility to (1) repay the $27.8 million balance that was outstanding under our Revolving Credit Facility with Bankers Trust Company and (2) refinance $95.2 million in other mortgage loans.

During the three months ended March 31, 2004, we borrowed $21.3 million under mortgage and other loans payable, excluding our Revolving Credit Facility; the proceeds from these borrowings were used primarily to fund acquisitions.

Analysis of cash flow associated with investing and financing activities

Our net cash flow used in investing activities increased $68.2 million when comparing the three months ended March 31, 2004 and 2003.  This increase was due primarily to the following:

•      $33.6 million increase in purchases of and additions to commercial real estate; this increase is due primarily to an increase in property acquisitions.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; while we expect to continue to acquire properties in the future, we are unable to predict whether the increasing acquisition volume is a trend that will continue; and

•      $37.0 million decrease in proceeds from sales of properties.  We generally do not acquire properties with the intent of selling them.  We generally sell properties when we believe that most of the earnings growth potential in such properties has been realized or determine that a property no longer fits within our strategic plans due to its type and/or location.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties is subject to material fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend.

Our cash flow provided by financing activities increased $65.6 million when comparing the three months ended March 31, 2004 and 2003.  This increase included the following:

•      $161.6 million increase in proceeds from mortgage and other loans payable; this increase is due primarily to borrowings under our new Revolving Credit Facility that were used to fund our (1) loan refinancings and repayment of the Revolving Credit Facility with Bankers Trust Company and (2) property acquisitions; and

•      $87.9 million increase in repayments of mortgage and other loans payable; this increase is attributable primarily to the additional repayments of existing loans using borrowings under our new Revolving Credit Facility.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2003 Annual Report on Form 10-K.  However, we did change our accounting for our real estate joint ventures, as described below.

All of our real estate joint venture investments as of March 31, 2004 can be classified into one of the following three categories:

•      Externally-managed construction joint ventures (the “Externally-Managed JVs”).  These joint ventures construct buildings to either be sold to third-parties or purchased by us.

•      Construction joint ventures managed by us (the “Internally-Managed JVs”).

•      Operating joint ventures to which we contribute an office property to partially dispose of our interest (the “Disposition JV”).

These categories are described in further detail in our 2003 Annual Report on Form 10-K.  In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”).  In December 2003, the FASB issued FIN 46R, which replaced FIN 46 and clarified ARB 51.  Effective March 31, 2004, we adopted FIN 46R for our joint ventures created prior to February 1, 2003.  As a result of this adoption, we began using the consolidation method of accounting for all of our Externally-Managed JVs and Internally-Managed JVs.  See Note 3 and Note 5 to our Consolidated Financial Statements for additional information regarding FIN 46, FIN 46R and the effect on our accounting for these joint ventures.

Analysis of indebtedness

Mortgage and other loans payable at March 31, 2004 consisted of the following (dollars in thousands):

Revolving Credit Facility, LIBOR+1.25 to 1.55%, maturing March 2007 (1)	$174,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	76,791
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	55,846
Transamerica Occidental Life Insurance Company, 5.36%, maturing December 2010	51,751
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	33,100
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	33,034
Allstate Life Insurance Company, 5.6%, maturing January 2013	28,749
State Farm Life Insurance Company, 6.51%, maturing August 2012	27,012
Mutual of New York Life Insurance Company, 7.79%, maturing August 2004 (1)	25,974
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,478
State Farm Life Insurance Company, 7.9%, maturing April 2008	24,910
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,261
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing January 2005 (2)(3)	20,198
Allstate Life Insurance Company, 6.93%, maturing July 2008	20,082
Allstate Life Insurance Company, 5.6%, maturing January 2013	19,166
LaSalle Bank National Association, 6.25%, maturing December 2012 (4)	17,489
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	16,816
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,417
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,368
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing January 2005 (2)	14,660
Jolly Knolls, LLC, 3%, maturing December 2007 (5)	13,774
IDS Life Insurance Company, 7.9%, maturing March 2008	13,030
Citizens Bank, LIBOR + 1.85%, maturing January 2005 (2)(3)	11,881
Manufacturers and Traders Trust Company, LIBOR +1.75%, maturing April 2005 (6)	10,750
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing April 2005 (6)(7)	8,353
Branch Banking and Trust, LIBOR + 1.75%, maturing November 2004 (1)(8)	8,197
Provident Bank, LIBOR + 1.85%, maturing January 2005 (2)(3)	7,921
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,575
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing September 2005 (2)(9)	6,760
Jolly Knolls, LLC, 3%, maturing December 2007 (10)	6,745
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,413
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,781
Riggs Bank National Association, 8.625%, maturing June 2009 (11)	3,722
Branch Banking and Trust, LIBOR + 2.2%, maturing May 2004 (12)	3,410
Seller loan, 5.95%, maturing May 2007	1,341
$829,755

(1) May be extended for a one-year period, subject to certain conditions.

(2) May be extended for two six-month periods, subject to certain conditions

(3) Total additional borrowings of up to $10,500 under these three loans may be available to fund tenant improvements and leasing commissions at a later date.

(4) Note with a face value of $16,757, valued using a rate of 5.67%.

(5) Note with a face value of $14,746, discounted using a rate of 6.0%.  The lender is an affiliate of Constellation Real Estate, Inc.

(6) May be extended for a six-month period, subject to certain conditions.

(7) Construction loan with a commitment of $10,125.

(8) Construction loan with a commitment of $14,100.

(9) Construction loan with a commitment of $20,000.

(10) Note with a face value of $7,235, discounted using a rate of 5.92%.  The lender is an affiliate of Constellation Real Estate, Inc.

(11) Note with a face value of $3,362 valued using a rate of 4.71%.

(12) Construction loan with a commitment of $4,707.

We have guaranteed the repayment of $303.9 million of the mortgage and other loans set forth above.

Two non-GAAP measures that we use in managing our financing policy are debt service coverage ratio (defined as various measures of results of operations divided by the sum of (1) interest expense on continuing and discontinued operations and (2) scheduled principal amortization on mortgage loans for continuing and discontinued operations) and fixed charge coverage ratio (defined as various measures of results of operations divided by the sum of (a) interest expense on continuing and discontinued operations, (b) dividends on preferred shares and (c) distributions on preferred units in our Operating Partnership not owned by us).  We believe that debt service coverage ratio is a useful measure in evaluating the relationship of our earnings to the total cash flow requirements of our loans associated with operating properties.  We believe that fixed charge coverage ratio is a useful measure in evaluating the relationship of our earnings to the cash flow requirements of (1) interest expense on loans associated with our operating properties and (2) dividends to our preferred equity holders.  The table below reconciles the denominators for debt service coverage ratio and fixed charge coverage ratio to interest expense, the most directly comparable GAAP measure, for the three months ended March 31, 2004 (in thousands):

Interest expense from continuing operations	$10,262
Scheduled principal amortization on mortgage and other loans	6,618
Denominator for debt service coverage ratio	16,880
Less: scheduled principal amortization on mortgage and other loans	(6,618)
Preferred share dividends	4,456
Denominator for fixed charge coverage ratio	$14,718

One non-GAAP measure of earnings that is useful in evaluating our debt service coverage and fixed charge coverage is earnings before interest, income taxes, depreciation and amortization (“EBITDA”).  EBITDA is net income adjusted for the effects of interest expense, depreciation and amortization, income taxes, gain on sales of real estate (excluding sales of non-operating properties and development services provided on operating properties) and minority interests.  We believe that EBITDA is an important measure of performance for a REIT because it provides a further tool to evaluate our ability to incur and service debt and to fund dividends and other cash needs.  We believe that net income is the most directly comparable GAAP measure to EBITDA.  The table below sets forth our computation of EBITDA for the three months ended March 31, 2004 (in thousands):

Net income	$8,993
Interest expense from continuing operations	10,262
Amortization of deferred financing costs	859
Income tax expense, gross	200
Depreciation of furniture, fixtures and equipment	98
Real estate-related depreciation and amortization	10,261
Gain on sale of depreciated real estate properties, excluding development portion	(23)
Minority interests	1,405
EBITDA	$32,055

The timing and nature (fixed-rate versus variable-rate) of the scheduled maturities on our debt are discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk.”

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities.  We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.

Our Revolving Credit Facility from the beginning of the periods reported herein until March 10, 2004 was with Bankers Trust Company.  However, on March 10, 2004, we obtained a new Revolving Credit Facility with a group of lenders headed by Wachovia Bank, National Association.  The new Revolving Credit Facility with Wachovia Bank, National Association has a maximum principal of $300.0 million, a three-year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time).  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 60% of the unencumbered asset pool value.  As of May 4, 2004, the maximum amount available under our Revolving Credit Facility was $235.1 million, of which $77.1 million was unused.

We had a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million that was repaid using proceeds from the new Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, minimum fixed charge coverage, minimum debt service coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.  As of March 31, 2004, we were in compliance with these financial covenants.

Contractual obligations

The following table summarizes our contractual obligations as of March 31, 2004 (in thousands):

	For the Periods Ended December 31,
Contractual obligations (1)(8)	2004	2005 to 2006	2007 to 2008	Thereafter	Total

Mortgage loans payable (2)	$47,439	$189,830	$396,306	$196,180	$829,755
Acquisitions of properties (3)	30,100	—	—	—	30,100
New construction and development contracts (4)	56,869	—	—	—	56,869
Third-party construction and development contracts (5)	20,538	—	—	—	20,538
Capital expenditures for operating properties (6)	4,085	—	—	—	4,085
Operating leases (7)	915	1,903	792	31,711	35,321
Capital lease obligations (7)	19	18	—	—	37
Other purchase obligations (7)	496	1,045	900	2,234	4,675
Total contractual cash obligations	$160,461	$192,796	$397,998	$230,125	$981,380

(1)  The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20 thousand. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)  Our loan maturities in 2004 include $25.9 million in August that we expect to refinance using proceeds from the new Revolving Credit Facility with Wachovia Bank and $3.4 million in May that we intend to negotiate an extension.  The remaining balance represents scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)  Represents contractual obligations at March 31, 2004 to purchase (i) a building in Northern Baltimore County, Maryland, which was acquired on April 15, 2004 primarily using borrowings under the Revolving Credit Facility and (ii) two buildings in St. Mary’s County, Maryland, one of which was acquired on May 5, 2004 and the other which we expect to acquire by July 2004.  We expect to funds these acquistions through the assumption of mortgage loans and borrowings under the Revolving Credit Facility for the balance.

(4)  Represents contractual obligations pertaining to new construction and development activities.  We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.

(5)  Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

(6)  Represents contractual obligations pertaining to capital expenditures for our operating properties.  We expect to finance all of these costs using cash flow from operations.

(7)  We expect to pay these items using cash flow from operations.

(8)  Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners.  See Note 16 to the Consolidated Financial Statements for further discussion of such amounts.

Investing and financing activity subsequent to March 31, 2004

On April 14, 2004, we acquired two parcels of land located in Chantilly, Virginia for $4.0 million using borrowings under our Revolving Credit Facility.

On April 15, 2004, we acquired a 178,764 square foot office property located in Northern Baltimore County, Maryland for a purchase price of $16,450 primarily using borrowings under our Revolving Credit Facility.

On April 23, 2004, we sold 2,750,000 common shares in an underwritten public offering at a net price of $21.243 per share.  We contributed the net proceeds totaling approximately $58.4 million to our Operating Partnership in exchange for 2,750,000 common units.  We initially used the proceeds to pay down our Revolving Credit Facility.  We intend to re-borrow most of the amount by which the Revolving Credit Facility was paid down to (1) repay a $26.0 million mortgage maturing in August 2004 and (2) redeem for $31.3 million our Series B Preferred Shares of beneficial interest.

On April 26, 2004, we sold for $9.6 million a land parcel in Columbia Maryland and a land parcel in Linthicum, Maryland.  We issued to the buyer a $5.6 million mortgage loan bearing interest at 5.5% and a maturity date of July 2005; the balance of the acquisition was in the form of cash from the buyer that was applied to cash reserves for use in the real estate acquisition discussed below.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10,000 beginning July 1, 2004 until April 30, 2005, at which time the rent reduces to $1,000 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5.6 million mortgage loan with us and $4.0 million in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the property anytime after March 15, 2005 for the same consideration described in the previous sentence.

On April 29, 2004, we acquired a parcel of land adjacent to an office property that we own in Herndon, Virginia for a purchase price of $9.6 million using $4.0 million in proceeds from the transaction described above and cash reserves for the balance.

Other future cash requirements for investing and financing activities

As previously discussed, we had construction activities underway on four office properties totaling 426,538 square feet that were 64% pre-leased as of March 31, 2004.  We estimate remaining costs to be incurred will total approximately $35.0 million upon completion of these properties, much of which we expect to incur in the remainder of 2004.  We have $14.5 million remaining to be borrowed under construction loan facilities totaling $24.7 million for two of these properties; we expect to fund the remaining costs for these activities using primarily borrowings from our Revolving Credit Facility.

We intend to develop two new parcels of land acquired during 2003 and construct multiple office properties on the land.  We expect that the land will require approximately $2.3 million in development-related costs over the next two years prior to commencement of construction activities on the buildings; we expect to fund these costs using a combination of cash flow from operations and proceeds from our Revolving Credit Facility.  When construction of the buildings is ready to commence, we expect to obtain construction loans to finance the construction activities.  In addition, as construction of the buildings commences, we will need to pay down the portions of the existing loans on the property that are attributable to the land where the construction is taking place (the total loan balance at March 31, 2004 was $22.0 million, excluding discounts recorded on the loans); in addition to the scheduled amortization of the existing loans during the last nine months of 2004, we expect to repay an additional $3.4 million during the remainder of 2004 using borrowings under our Revolving Credit Facility.

As of March 31, 2004, we had development activities underway on three new office properties estimated to total 483,000 square feet.  We estimate that costs for these properties will total approximately $86.3 million.  As of March 31, 2004, costs incurred on these properties totaled $7.9 million and the balance is expected to be incurred from April 2004 to 2006.  We expect to fund approximately $60.4 million of these costs using borrowings from new construction loans and the balance using borrowings from our Revolving Credit Facility.

We estimate that we will incur additional tenant improvement, leasing and construction completion costs of $3.6 million during 2004 for three newly-constructed buildings that are 100% operational.  We expect to use remaining balances available under a construction loan facility and borrowings under the Revolving Credit Facility to finance these costs.

We expect to redeem our Series B Preferred Shares for $31.3 million on or after July 15, 2004 using borrowings under our Revolving Credit Facility.

During the remainder of 2004 and beyond, we expect to complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of additional equity issuances of common and/or preferred shares, borrowings from new loans and borrowings under our Revolving Credit Facility.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains (or losses) from sales of real estate, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently.

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

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted earnings per share is the most directly comparable GAAP measure to Diluted FFO.

Our Basic FFO, Diluted FFO per share and Diluted FFO for the three months ended March 31, 2004 and 2003 and reconciliations of (1) net income to FFO, (2) the numerator for diluted earnings per share to diluted FFO and (3) the denominator for diluted earnings per share to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the three months ended March 31,
	2004	2003

Net income	$8,993	$7,987
Add: Real estate-related depreciation and amortization	10,261	7,944
Add: Depreciation and amortization on unconsolidated real estate entities	106	36
Less: Gain on sales of real estate properties, excluding development and development portion (1)	(23)	(2,843)
FFO	19,337	13,124
Add: Minority interests-common units in the Operating Partnership	1,405	2,233
Less: Preferred share dividends	(4,456)	(2,533)
Basic FFO	16,286	12,824
Add: Preferred unit distributions	—	572
Add: Convertible preferred share dividends	21	136
Add: Restricted common share dividends	—	83
Expense associated with dilutive options	—	6
Diluted FFO	$16,307	$13,621

Weighted average common shares	29,814	23,323
Conversion of weighted average common units	8,863	8,990
Weighted average common shares/units - basic FFO	38,677	32,313
Assumed conversion of weighted average convertible preferred units	—	2,421
Assumed conversion of share options	1,749	1,015
Assumed conversion of weighted average convertible preferred shares	539	1,197
Restricted common shares	—	330
Weighted average common shares/units - diluted FFO	40,965	37,276

Diluted FFO per share	$0.40	$0.37

Other information:
Straight-line rent adjustments	$(766)	$(1,177)
Recurring capital improvements	$(3,023)	$(2,756)
Amortization of origination value of leases on acquired properties into rental revenue	$(309)	$(549)

Numerator for diluted earnings per share	$4,558	$5,590
Add: Minority interests-common units in the Operating Partnership	1,405	2,233
Add: Real estate-related depreciation and amortization	10,261	7,944
Add: Depreciation and amortization on unconsolidated real estate entities	106	36
Add: Preferred unit distributions	—	572
Add: Expense on dilutive options	—	6
Add: Restricted common share dividends	—	83
Less: Gain on sales of real estate properties, excluding redevelopment portion (1)	(23)	(2,843)
Diluted FFO	$16,307	$13,621

Denominator for diluted earnings per share	32,102	25,492
Weighted average common units	8,863	8,990
Conversion of weighted average convertible preferred units	—	2,421
Restricted common shares	—	330
Additional dilutive options	—	43
Denominator for Diluted FFO per share	40,965	37,276

(1)   Gains from the sale of real estate that are attributable to sales of non-operating properties are included in FFO.  Gains from newly-developed or re-developed properties less accumulated depreciation, if any, required under GAAP are also included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in compliance with the NAREIT definition of FFO, although others may interpret the definition differently.

Recurring capital improvements are a measure of capitalized costs that in the words of NAREIT “produce a measure of operating performance that is recurring in nature.”  Recurring capital improvements are defined as capital improvements, tenant improvements and leasing costs associated with our operating properties that are not (1) items contemplated prior to the acquisition of a property, (2) improvements associated with the expansion of a building or its improvements, (3) renovations to a building which change the underlying classification of the building (for example, from industrial to office or Class C office to Class B office) or (4) capital improvements that represent the addition of something new to the property rather than the replacement of something (for example, the addition of a new heating and air conditioning unit that is not replacing one that was previously there).  We believe that recurring capital improvements is an important measure of performance for a REIT because it provides a measure of the capital improvements that the Company can expect to incur on an ongoing basis, which is significant to how we manage our business since we fund these improvements using cash flow from operations.  As a result, it provides a further indication of the cash flow from operations that were available to fund other uses.  We believe that tenant improvements, capital improvements and leasing costs associated with operating properties are the most directly comparable GAAP measures; a reconciliation of recurring capital improvements to these GAAP measures is set forth below (in thousands):

	For the three months ended March 31,
	2004	2003
Total tenant improvements on operating properties	$2,268	$2,315
Total capital improvements on operating properties	836	296
Total leasing costs incurred for operating properties	566	472
Less: Nonrecurring tenant improvements on operating properties	(112)	(34)
Less: Nonrecurring capital improvements on operating properties	(505)	(252)
Less: Nonrecurring leasing costs incurred on operating properties	(30)	(41)
Recurring capital improvements	$3,023	$2,756

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2004, 67.9% of our mortgage and other loans payable balance carried fixed interest rates and 87.9% of our fixed-rate loans were scheduled to mature after 2004.  As of March 31, 2004, we also had one interest rate swap that expires after 2004 that fixes the one-month LIBOR base rate on a notional amount of $50.0 million, or 6.0% of our mortgage and other loans payable.  As of March 31, 2004, the percentage of variable-rate loans (computed with the variable loan dollar amount being reduced by the $50.0 million interest rate swap expiring after 2004) relative to total assets was 15.1%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at March 31, 2004 (dollars in thousands):

	For the Periods Ended December 31,
	2004 (1)	2005 (2)	2006	2007	2008	Thereafter	Total
Long term debt:
Fixed rate	$35,526	$32,909	$76,703	$70,624	$151,682	$196,180	$563,624
Average interest rate	6.79%	6.61%	6.53%	6.19%	6.94%	6.04%	6.34%
Variable rate	$11,913	$80,218	$—	$174,000	$—	$—	$266,131
Average interest rate	2.22%	2.55%	—	2.67%	—	—	1.93%

The fair market value of our mortgage and other loans payable was approximately $869.2 million at March 31, 2004.

The following table sets forth information pertaining to our derivative contract in place as of March 31, 2004 and its fair value:

Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on March 31, 2004
	(in millions)				(in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(429)

Based on our variable-rate debt balances, our interest expense would have increased by $390,000 during the three months ended March 31, 2004 if interest rates were 1% higher.

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

PART II

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.     Not applicable

b.     Not applicable

c.     During the three months ended March 31, 2004, 43,950 units of the Operating Partnership’s common units were exchanged for 43,950 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.

d.     Not applicable

e.     Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1	Sixteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2004 (filed herewith).

10.2

Credit Agreement, dated March 10, 2004, among the Company; the Operating Partnership; Wachovia Bank, National Association; Wachovia Capital Markets, LLC; KeyBank National Association; Fleet National Bank and Manufacturers and Traders Trust Company. (filed with the Registrant’s Current Report on Form 8-K on April 13, 2004 and incorporate herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

EXHIBIT NO.	DESCRIPTION

31.2	Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

b.  Current Reports on Form 8-K filed with the Securities and Exchange Commission in the quarterly period ended March 31, 2004:

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: May 7, 2004	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: May 7, 2004	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer