Form 10-Q
period 2004-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2004-08-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐ No

On August 2, 2004, 34,137,820 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,206,261	$1,116,847
Projects under construction or development	121,772	67,149
Total commercial real estate properties, net	1,328,033	1,183,996
Investments in and advances to unconsolidated real estate joint ventures	1,055	5,262
Investment in real estate, net	1,329,088	1,189,258
Cash and cash equivalents	12,202	9,481
Restricted cash	12,137	11,030
Accounts receivable, net	16,012	13,047
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	20,857	17,903
Intangible assets on real estate acquisitions, net	53,874	55,692
Deferred charges, net	24,006	17,723
Prepaid and other assets	18,380	14,311
Furniture, fixtures and equipment, net	2,512	2,010
Total assets	$1,490,689	$1,332,076
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$820,344	$738,698
Accounts payable and accrued expenses	37,523	23,126
Rents received in advance and security deposits	11,950	10,112
Dividends and distributions payable	13,668	12,098
Deferred revenue associated with acquired operating leases	8,335	9,630
Fair value of derivatives	106	467
Other liabilities	7,105	7,768
Total liabilities	899,031	801,899
Minority interests:
Common units in the Operating Partnership	84,844	79,796
Other consolidated real estate joint ventures	5,602	—
Total minority interests	90,446	79,796
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized) (Note 10)	80	85
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 34,118,180 at June 30, 2004 and 29,563,867 at December 31, 2003)	341	296
Additional paid-in capital	552,341	494,299
Cumulative distributions in excess of net income	(44,593)	(38,483)
Value of unearned restricted common share grants	(5,459)	(4,107)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive loss	(83)	(294)
Total shareholders’ equity	501,212	450,381
Total liabilities and shareholders’ equity	$1,490,689	$1,332,076

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues
Rental revenue	$49,038	$36,722	$92,232	$72,711
Tenant recoveries and other real estate operations revenue	4,854	4,156	10,631	9,685
Construction contract revenues	5,233	1,283	11,370	5,214
Other service operations revenues	1,126	908	2,847	1,446
Total revenues	60,251	43,069	117,080	89,056
Expenses
Property operating	14,647	11,101	29,686	24,755
Depreciation and other amortization associated with real estate operations	15,884	9,229	26,243	17,273
Construction contract expenses	4,979	1,276	10,797	5,064
Other service operations expenses	1,142	996	2,440	1,758
General and administrative expenses	2,487	1,766	4,773	3,714
Total operating expenses	39,139	24,368	73,939	52,564
Operating income	21,112	18,701	43,141	36,492
Interest expense	(10,514)	(10,037)	(20,776)	(20,172)
Amortization of deferred financing costs	(500)	(595)	(1,359)	(1,184)
Income from continuing operations before gain on sales of real estate, equity in loss of unconsolidated real estate joint ventures, income taxes and minority interests	10,098	8,069	21,006	15,136
Gain (loss) on sales of real estate, excluding discontinued operations	24	21	(198)	425
Equity in loss of unconsolidated real estate joint ventures	—	(33)	(88)	(186)
Income tax (expense) benefit	(30)	30	(230)	59
Income from continuing operations before minority interests	10,092	8,087	20,490	15,434
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,241)	(1,349)	(2,646)	(2,572)
Preferred units in the Operating Partnership	—	(477)	—	(1,049)
Other consolidated entities	(8)	—	(8)	—
Income from continuing operations	8,843	6,261	17,836	11,813
(Loss) income from discontinued operations, net of minority interests	—	(23)	—	2,412
Net income	8,843	6,238	17,836	14,225
Preferred share dividends	(4,435)	(2,534)	(8,891)	(5,067)
Repurchase of preferred units in excess of recorded book value	—	(11,224)	—	(11,224)
Net income (loss) available to common shareholders	$4,408	$(7,520)	$8,945	$(2,066)
Basic earnings per common share
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.29	$(0.18)
Discontinued operations	—	(0.01)	—	0.10
Net income (loss)	$0.13	$(0.30)	$0.29	$(0.08)
Diluted earnings per common share
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.27	$(0.18)
Discontinued operations	—	(0.01)	—	0.10
Net income (loss)	$0.13	$(0.30)	$0.27	$(0.08)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$17,836	$14,225
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,654	4,621
Depreciation and other amortization	26,243	17,273
Amortization of deferred financing costs	1,359	1,184
Amortization of value of acquired operating leases to rental revenue	(582)	(1,118)
Equity in loss of unconsolidated real estate joint ventures	88	186
Loss (gain) on sales of real estate, including amounts in discontinued operations	198	(3,420)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,947)	(2,436)
Increase in accounts receivable, restricted cash and prepaid and
other assets	(11,169)	(2,936)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	3,892	2,131
Other	1,465	658
Net cash provided by operating activities	39,037	30,368
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(114,393)	(101,979)
Proceeds from sales of properties	—	36,928
Investments in and advances to unconsolidated real estate joint ventures	—	(1,097)
Leasing costs paid	(3,909)	(1,050)
Advances to certain real estate joint ventures	(515)	(2,019)
Other	793	(2,542)
Net cash used in investing activities	(118,024)	(71,759)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	253,302	122,607
Repayments of mortgage and other loans payable	(207,719)	(108,665)
Deferred financing costs paid	(1,992)	(794)
Increase in other liabilities associated with financing activities	4,000	4,000
Net proceeds from issuance of common shares	61,746	80,292
Repurchase of preferred units	—	(35,591)
Dividends paid	(22,348)	(15,740)
Distributions paid	(4,166)	(5,157)
Other	(1,115)	2,815
Net cash provided by financing activities	81,708	43,767
Net increase in cash and cash equivalents	2,721	2,376
Cash and cash equivalents
Beginning of year	9,481	5,991
End of period	$12,202	$8,367

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”).  We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  COPT is qualified as a REIT as defined in the Internal Revenue Code of 1986 and is the successor to a corporation organized in 1988.  As of June 30, 2004, our portfolio included 132 office properties, including two properties owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2004 follows:

% Owned by COPT
Common Units	78%
Series B Preferred Units	100%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%

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

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $589 at June 30, 2004 and $548 at December 31, 2003.

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

Earnings Per Share (“EPS”)

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic EPS on net income (loss) available to common shareholders	$4,408	$(7,520)	$8,945	$(2,066)
Add (subtract): Loss (income) from discontinued operations, net	—	23	—	(2,412)
Numerator for basic EPS before discontinued operations	4,408	(7,497)	8,945	(4,478)
Add: Convertible preferred share dividends	—	—	21	—
Numerator for diluted EPS before discontinued operations	4,408	(7,497)	8,966	(4,478)
(Subtract) add: (Loss) income from discontinued operations, net	—	(23)	—	2,412
Numerator for diluted EPS on net income (loss) available to common shareholders	$4,408	$(7,520)	$8,966	$(2,066)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	32,743	25,443	31,278	24,389
Assumed conversion of share options	1,639	—	1,691	—
Assumed conversion of Series D Preferred Shares	—	—	270	—
Denominator for diluted EPS	34,382	25,443	33,239	24,389

Basic EPS:
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.29	$(0.18)
(Loss) income from discontinued operations	—	(0.01)	—	0.10
Net income (loss) available to common shareholders	$0.13	$(0.30)	$0.29	$(0.08)
Diluted EPS:
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.27	$(0.18)
(Loss) income from discontinued operations	—	(0.01)	—	0.10
Net income (loss) available to common shareholders	$0.13	$(0.30)	$0.27	$(0.08)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average shares in denominator
	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Conversion of weighted average common units	8,765	8,963	8,814	8,976
Restricted common shares	162	334	168	314
Conversion of share options	—	1,279	5	1,195
Conversion of weighted average preferred units	—	2,022	—	2,220
Conversion of weighted average preferred shares	—	1,197	—	1,197

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

•                  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00.  We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options.  As of June 30, 2004, 4,400 of these shares options were outstanding.

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

Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Increase in general and administrative expenses	$401	$254	$760	$484
Increase in losses from service operations	145	100	284	191

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

		For the three months ended June 30,		For the six months ended June 30,
		2004	2003	2004	2003
Net income, as reported		$8,843	$6,238	$17,836	$14,225
Add:	Stock-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	381	228	718	430
Less:	Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(316)	(208)	(595)	(396)
Net income, pro forma		$8,908	$6,258	$17,959	$14,259
Basic earnings per share on net income (loss) available to common shareholders, as reported		$0.13	$(0.30)	$0.29	$(0.08)
Basic earnings per share on net income (loss) available to common shareholders, pro forma		$0.14	$(0.29)	$0.29	$(0.08)
Diluted earnings per share on net income (loss) available to common shareholders, as reported		$0.13	$(0.30)	$0.27	$(0.08)
Diluted earnings per share on net income (loss) available to common shareholders, pro forma		$0.13	$(0.29)	$0.27	$(0.08)

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

4.             Commercial Real Estate Properties

Operating properties consisted of the following:

	June 30, 2004	December 31, 2003
Land	$236,026	$216,703
Buildings and improvements	1,091,865	1,003,214
	1,327,891	1,219,917
Less: accumulated depreciation	(121,630)	(103,070)
	$1,206,261	$1,116,847

Projects we had under construction or development consisted of the following:

	June 30, 2004	December 31, 2003
Land	$70,407	$53,356
Construction in progress	51,365	13,793
	$121,772	$67,149

2004 Acquisitions

We acquired the following office properties during the six months ended June 30, 2004:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
400 Professional Drive	Gaithersburg, MD	3/5/2004	1	129,030	$23,196
Wildewood and Exploration/ Expedition Office Parks	St. Mary’s County, MD	3/24/2004 & 5/5/2004	9	489,924	57,844
10150 York Road	Hunt Valley, MD	4/15/2004	1	178,764	15,372
				797,718	$96,412

The table below sets forth the allocation of the acquisition costs of these properties:

	400 Professional Drive	Wildewood and Exploration/ Expedition	10150 York Road	Total
Land	$3,673	$10,160	$2,695	$16,528
Building and improvements	14,691	40,642	10,782	66,115
Intangible assets on real estate acquisitions	4,863	7,092	2,289	14,244
Total assets	23,227	57,894	15,766	96,887
Deferred revenue associated with acquired operating leases	(31)	(50)	(394)	(475)
Total acquisition cost	$23,196	$57,844	$15,372	$96,412

We also acquired the following during the six months ended June 30, 2004:

•                  a parcel of land located in St. Mary’s County, Maryland for $1,905 on March 24, 2004 in connection with our acquisition of the Wildewood and Exploration/Expedition Office Parks;

•                  two adjacent parcels of land located in Chantilly, Virginia for $4,012 on April 14, 2004.  An operating building of ours is located on one of these parcels and a project we have under construction is located on the other parcel; and

•                  a 5.3 acre parcel of land located in Herndon, Virginia that is adjacent to one of our office properties for $9,614 on April 29, 2004.

2004 Construction/Development

As of June 30, 2004, we had construction underway on three new buildings in Annapolis Junction, Maryland, one new building in Chantilly, Virginia and one new building in Lanham, Maryland.  We also had development underway on three new buildings located in Annapolis Junction, Maryland and one new building located in Chantilly, Virginia.

2004 Dispositions

On April 26, 2004, we sold a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland for $9,600.  We issued to the buyer a $5,600 mortgage loan bearing interest at 5.5% and a maturity date of July 2005;

the balance of the acquisition was in the form of cash from the buyer.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10 beginning July 1, 2004 until April 30, 2005, at which time the rent reduces to $1 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5,600 mortgage loan with us and $4,000 in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the properties anytime after March 15, 2005 for the same consideration described in the previous sentence.  We accounted for this transaction using the financing method of accounting; as a result, the sale was not recorded and the $4,000 in net proceeds received from the buyer is included in other liabilities on our consolidated balance sheet as of June 30, 2004.

5.                                      Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	June 30, 2004	December 31, 2003	Date Acquired	Ownership	Nature of Activity	Assets at 6/30/04	Exposure to Loss (1)
Route 46 Partners, LLC	$1,055	$1,055	3/14/03	20%	Operating building (2)	$23,082	$1,374
Gateway 70 LLC	—	3,017	4/5/01	See Below	Developing land parcel (3)	N/A	N/A
MOR Forbes 2 LLC	—	735	12/24/02	See Below	Constructing building (4)	N/A	N/A
MOR Montpelier 3 LLC	—	455	2/21/02	See Below	Developing land parcel (5)	N/A	N/A
	$1,055	$5,262				$23,082	$1,374

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

As discussed in Note 3, we adopted FIN 46R effective March 31, 2004 for VIEs created prior to February 1, 2003.  Upon this adoption, we began using the consolidation method of accounting for the following joint ventures that had previously been accounted for using either the equity or financing methods of accounting:

	Date Acquired	Ownership % at 6/30/04	Nature of Activity	Total Assets at 6/30/2004	Collateralized Assets at 6/30/2004
NBP 220, LLC	1/31/03	20%	Constructing building (1)	$28,801	$22,603
MOR Forbes 2 LLC	12/24/02	50%	Constructing building (2)	4,550	4,277
Gateway 70 LLC	4/5/01	80%	Developing land parcel (3)	3,722	—
MOR Montpelier 3 LLC	2/21/02	50%	Developing land parcel (4)	946	—
				$38,019	$26,880

(1)          This joint venture’s property is located in Annapolis Junction, Maryland.

(2)          This joint venture’s property is located in Lanham, Maryland.

(3)          This joint venture’s property is located in Columbia, Maryland.

(4)          This joint venture’s property is located in Laurel, Maryland.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.  The following table sets forth a condensed balance sheet for our one unconsolidated real estate joint venture as of June 30, 2004:

Commercial real estate property	$21,631
Other assets	1,451
Total assets	$23,082

Liabilities	$14,558
Owners’ equity	8,524
Total liabilities and owners’ equity	$23,082

6.             Investments in and Advances to Other Unconsolidated Entities

Our investments in and advances to other unconsolidated entities include the following:

	June 30, 2004	December 31, 2003	Date Acquired	Ownership % at 6/30/04	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)          TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	June 30, 2004	December 31, 2003
Tenant value	$51,666	$46,613
Lease to market value	8,219	7,819
Lease cost portion of deemed cost avoidance	6,229	5,294
Market concentration premium	1,333	1,333
Subtotal	67,447	61,059
Accumulated amortization	(13,573)	(5,367)
Intangible assets on real estate acquisitions, net	$53,874	$55,692

8.             Deferred Charges

Deferred charges consisted of the following:

	June 30, 2004	December 31, 2003
Deferred leasing costs	$27,931	$20,712
Deferred financing costs	15,425	13,263
Goodwill	1,880	1,880
Deferred other	155	155
	45,391	36,010
Accumulated amortization	(21,385)	(18,287)
Deferred charges, net	$24,006	$17,723

9.             Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at June 30, 2004	Fair Value at December 31, 2003
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(106)	$(467)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	—	—
Total					$(106)	$(467)

We have designated each of these derivatives as cash flow hedges.  These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  At June 30, 2004, our outstanding interest rate swap was considered a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The table below sets forth our accounting application of changes in derivative fair values:

	For the six months ended June 30,
	2004	2003
Increase (decrease) in fair value applied to AOCL (1) and minority interests	$284	$(427)
Increase in fair value recognized as gain (2)	77	—

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

10.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	June 30, 2004	December 31, 2003
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (1,250,000 shares issued with an aggregate liquidation preference of $31,250 at June 30, 2004 and December 31, 2003)	$13	$13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (544,000 shares issued at December 31, 2003 with an aggregate liquidation preference of $13,600 at December 31, 2003)	—	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at June 30, 2004 and December 31, 2003)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at June 30, 2004 and December 31, 2003)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000 at June 30, 2004 and December 31, 2003)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000 at June 30, 2004 and December 31, 2003)	20	20
Total preferred shares	$80	$85

On February 11, 2004, the holder of the Series D Preferred Shares converted the shares into common shares on the basis of 2.2 common shares for each Series D Preferred Share, resulting in the issuance of 1,196,800 common shares.

Common Shares

On April 23, 2004, we sold 2,750,000 common shares to an underwriter at a net price of $21.243 per share.  We contributed the net proceeds totaling approximately $58,200 to our Operating Partnership in exchange for 2,750,000 common units.

During the six months ended June 30, 2004, 116,108 common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit.

During the six months ended June 30, 2004, we issued 99,935 common shares to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 105,811 common shares previously issued to employees.  We also issued 4,000 unrestricted common shares to employees during this period.

We issued 387,470 common shares upon the exercise of share options during the six months ended June 30, 2004.

A summary of the activity in the AOCL component of shareholders’ equity for the six months ended June 30, 2004 follows:

Beginning balance	$(294)
Unrealized loss on interest rate swaps, net of minority interests	211
Ending balance	$(83)

The table below sets forth our comprehensive income (loss) for the periods reported herein:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Increase (decrease) in fair value of derivatives	$245	$(132)	$211	$(343)
Total comprehensive income (loss)	$245	$(132)	$211	$(343)

11.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2004:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6250	$781
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6250	$781
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6250	$781

Series D Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2500	$136

Series E Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6406	$737
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6406	$737
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6172	$880
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6172	$880
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.5000	$1,100
First Quarter 2004	March 31, 2004	April 15, 2004	$0.5000	$1,100
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.1458	$292
First Quarter 2004	March 31, 2004	April 15, 2004	$0.4688	$938
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.4688	$938

Common Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$6,806
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$7,178
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.2350	$7,878

Common Units:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$2,085
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$2,074
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.2350	$2,057

12.          Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2004	2003
Supplemental schedule of non-cash investing and financing activities:
Consolidation of real estate joint ventures in connection with adoption of FIN 46R:
Operating properties	$2,176	$—
Projects under construction or development	17,959	—
Investments in and advances to unconsolidated real estate joint ventures	(3,957)	—
Restricted cash	10	—
Accounts receivable, net	145	—
Deferred rent receivable	7	—
Deferred charges, net	1,026	—
Prepaid and other assets	(3,263)	—
Mortgage and other loans payable	(10,171)	—
Accounts payable and accrued expenses	(2,737)	—
Rents received in advance and security deposits	(347)	—
Other liabilities	4,650	—
Minority interests-other consolidated real estate entities	(5,498)	—
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$(83)	$—
Investments in and advances to unconsolidated real estate joint ventures	83	—
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$25,637	$16,917
Notes receivable assumed upon sales of real estate	$—	$3,300
Investment in real estate joint venture obtained with disposition of property	$—	$2,300
Increase (decrease) in accrued capital improvements and leasing costs	$9,146	$(599)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$318	$203
Accretion of other liability to commercial real estate properties	$147	$218
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$284	$(427)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$9,093	$5,900
Dividends/distribution payable	$13,668	$10,421
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,626	$686
Conversion of preferred shares adjusted to common shares and paid in capital	$12	$—
Issuance of restricted shares	$2,271	$—

13.          Information by Business Segment

We have seven primary office property segments: Baltimore/Washington Corridor, Northern Virginia, Greater Philadelphia, Northern/Central New Jersey, Greater Harrisburg, Suburban Maryland and Southern Maryland.

The table below reports segment financial information.  The reportable segments include, when applicable, properties classified as discontinued operations because these properties are included in the measure of profit reviewed by management.  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments.  We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income (“NOI”).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Southern Maryland	Other	Total
Three months ended June 30, 2004:
Revenues	$25,021	$13,289	$2,507	$4,661	$2,168	$2,358	$1,662	$2,226	$53,892
Property operating expenses	7,611	3,074	39	1,241	759	785	359	779	14,647
NOI	$17,410	$10,215	$2,468	$3,420	$1,409	$1,573	$1,303	$1,447	$39,245
Commercial real estate property expenditures	$14,329	$15,478	$172	$516	$69	$898	$6,767	$15,558	$53,787

Three months ended June 30, 2003:
Revenues	$23,743	$5,246	$2,506	$3,657	$2,658	$1,296	$—	$1,778	$40,884
Property operating expenses	6,330	1,651	36	1,265	683	590	—	570	11,125
NOI	$17,413	$3,595	$2,470	$2,392	$1,975	$706	$—	$1,208	$29,759
Commercial real estate property expenditures	$2,350	$60,828	$166	$28	$40	$217	$—	$616	$64,245

Six months ended June 30, 2004:
Revenues	$50,299	$24,175	$5,013	$9,340	$4,411	$3,913	$1,786	$3,926	$102,863
Property operating expenses	15,736	6,386	79	2,727	1,501	1,383	392	1,482	29,686
NOI	$34,563	$17,789	$4,934	$6,613	$2,910	$2,530	$1,394	$2,444	$73,177
Commercial real estate property expenditures	$44,090	$18,542	$351	$749	$264	$27,387	$55,298	$15,917	$162,598
Segment assets at June 30, 2004	$718,058	$281,381	$101,444	$83,546	$68,376	$70,714	$59,429	$107,741	$1,490,689

Six months ended June 30, 2003:
Revenues	$46,591	$11,106	$5,012	$8,179	$5,151	$3,778	$—	$3,487	$83,304
Property operating expenses	14,357	3,534	70	2,893	1,430	1,614	—	1,229	25,127
NOI	$32,234	$7,572	$4,942	$5,286	$3,721	$2,164	$—	$2,258	$58,177
Commercial real estate property expenditures	$41,119	$61,092	$309	$229	$167	$405	$—	$750	$104,071
Segment assets at June 30, 2003	$636,973	$186,140	$102,992	$85,461	$69,755	$41,605	$—	$94,440	$1,217,366

The following tables reconcile our segment revenues and property operating expenses to total revenues and operating expenses as reported on our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Segment revenues	$53,892	$40,884	$102,863	$83,304
Construction contract revenues	5,233	1,283	11,370	5,214
Other service operations revenues	1,126	908	2,847	1,446
Less: revenues from discontinued real estate operations	—	(6)	—	(908)
Total revenues	$60,251	$43,069	$117,080	$89,056

Segment property operating expenses	$14,647	$11,125	$29,686	$25,127
Less: property expenses from discontinued real estate operations	—	(24)	—	(372)
Total property operating expenses	$14,647	$11,101	$29,686	$24,755

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
NOI for reportable segments	$39,245	$29,759	$73,177	$58,177
Construction contract revenues	5,233	1,283	11,370	5,214
Other service operations revenues	1,126	908	2,847	1,446
Gain (loss) on sales of real estate, excluding discontinued operations	24	21	(198)	425
Equity in loss of unconsolidated real estate joint ventures	—	(33)	(88)	(186)
Income tax (expense) benefit	(30)	30	(230)	59
Less:
Depreciation and other amortization associated with real estate operations	(15,884)	(9,229)	(26,243)	(17,273)
Construction contract expenses	(4,979)	(1,276)	(10,797)	(5,064)
Other service operations expenses	(1,142)	(996)	(2,440)	(1,758)
General and administrative expenses	(2,487)	(1,766)	(4,773)	(3,714)
Interest expense	(10,514)	(10,037)	(20,776)	(20,172)
Amortization of deferred financing costs	(500)	(595)	(1,359)	(1,184)
Minority interests	(1,249)	(1,826)	(2,654)	(3,621)
NOI from discontinued operations	—	18	—	(536)
Income from continuing operations	$8,843	$6,261	$17,836	$11,813

We did not allocate gain (loss) on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate equity in loss of unconsolidated real estate joint ventures, income (loss) from service operations, general and administrative expense and minority interests because these items represent general corporate items not attributable to segments.

14.          Income Taxes

COMI’s provision for income tax consists of the following:

	For the six months ended June 30,
	2004	2003
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	(189)	48
State	(41)	11
	(230)	59
Total	$(230)	$59

Items contributing to temporary differences that lead to deferred taxes include depreciation and amortization, certain accrued compensation, compensation made in the form of contributions to a deferred nonqualified compensation plan, expenses associated with stock-based compensation and net operating losses that are not deductible until future periods.

COMI’s combined Federal and state effective tax rate for the six months ended June 30, 2004 and 2003 was approximately 40%.

15.          Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with an operating property located in Oxon Hill, Maryland that was sold on March 31, 2003.  The table below sets forth the components of income from discontinued operations:

	For the three months ended June 30, 2003	For the six months ended June 30, 2003
Revenue from real estate operations	$6	$908
Expenses from real estate operations:
Property operating expenses	24	372
Depreciation and amortization	—	19
Interest expense	—	100
Expenses from real estate operations	24	491
(Loss) earnings from real estate operations before gain on sale of real estate and minority interests	(18)	417
Gain on sale of real estate	(16)	2,995
(Loss) income from discontinued operations before minority interests	(34)	3,412
Minority interests in discontinued operations	11	(1,000)
(Loss) income from discontinued operations, net of minority interests	$(23)	$2,412

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

Acquisition

As of June 30, 2004, we were under contract to acquire an office property in St. Mary’s County, Maryland for $6,250 and a 14 acre parcel of land in Columbia, Maryland for approximately $6,300.  We expect to complete these acquisitions by September 30, 2004.

Joint Ventures

In the event that the costs to complete construction of a building owned by NBP 220, LLC exceed amounts funded by existing credit facilities and member investments previously made, we will be responsible for making additional investments in this joint venture of up to $4,500.  We do not expect that such contributions will be necessary.

We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $320 to fund our partners’ preferred return.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.

We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

In three of our four real estate joint ventures owned as of June 30, 2004, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of one and 50% each in the case of two) if defined events were to occur.  The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $1,300; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

We would be required to acquire the other member’s interest in NBP 220, LLC in the event that the joint venture defaults on its obligations as landlord or does not meet established construction completion timeframes.  The minimum amount we would need to acquire this membership interest is $4,911 at June 30, 2004.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of June 30, 2004 were as follows:

2004	$314
2005	616
2006	355
2007	71
2008	62
Thereafter	11
$1,429

Land Leases

At June 30, 2004, we were obligated as lessee under leases for two parcels of land, both of which are being held for future development (see section above entitled “2004 Dispositions”).  These leases provide for monthly rent through April 2079.  Future minimum annual rental payments due under the terms of these leases as of June 30, 2004 were as follows:

2004	$60
2005	48
2006	12
2007	12
2008	12
Thereafter	844
$988

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum annual rental payments due under the terms of these leases as of June 30, 2004 were as follows:

2004	$159
2005	273
2006	203
2007	103
2008	32
$770

17.                               Pro Forma Financial Information

We accounted for our 2003 and 2004 acquisitions using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2004.

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

	For the six months ended June 30,
	2004	2003

Pro forma total revenues	$119,879	$105,030
Pro forma net income available to common shareholders	$9,370	$(66)
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.30	$—
Diluted	$0.28	$—

18.                               Subsequent Events

On July 15, 2004, we redeemed all of the Series B Cumulative Redeemable Preferred Shares for a redemption price of $31,250.  At the completion of this transaction, we recognized a $1,813 decrease to net income available to common shareholders pertaining to the original issuance costs we incurred on the shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a real estate investment trust, or REIT, that focuses on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of operating properties in our portfolio totaled 132 as of June 30, 2004 and 119 as of December 31, 2003.  Our growth in number of operating properties over that timeframe was achieved primarily through our acquisition of properties.

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

During the six months ended June 30, 2004, we:

•                  experienced increased revenues, operating expenses and earnings from real estate operations due primarily to the addition of properties through acquisition and construction activities;

•                  experienced increased revenue from Same-Office Properties of $1.9 million, or 2%, and increased operating expenses from those properties of $1.4 or 6%;

•                  finished the period with occupancy for our portfolio of properties at 92.9%;

•                  renewed 76.3% of the square footage under leases expiring during the period;

•                  acquired 11 office properties and four land parcels for $111.9 million; nine of these properties represented our initial entry into the Southern Maryland region;

•                  sold 2,750,000 common shares to an underwriter for net proceeds of approximately $58.2 million; and

•                  obtained a new $300.0 million revolving credit facility which replaced our previous facility.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2004.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2004 compared to the same periods in 2003;

•                  how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2004;

•                  our cash flows during the six months ended June 30, 2004;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our funds from operations for the three and six months ended June 30, 2004 and 2003.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended June 30,				For the six months ended June 30,
	2004	2003	Variance	% Change	2004	2003	Variance	% Change
Revenues
Rental revenue	$49,038	$36,722	$12,316	34%	$92,232	$72,711	$19,521	27%
Tenant recoveries and other real estate operations revenue	4,854	4,156	698	17%	10,631	9,685	946	10%
Construction contract revenues	5,233	1,283	3,950	308%	11,370	5,214	6,156	118%
Other service operations revenues	1,126	908	218	24%	2,847	1,446	1,401	97%
Total revenues	60,251	43,069	17,182	40%	117,080	89,056	28,024	31%
Expenses
Property operating	14,647	11,101	3,546	32%	29,686	24,755	4,931	20%
Depreciation and other amortization associated with real estate operations	15,884	9,229	6,655	72%	26,243	17,273	8,970	52%
Construction contract expenses	4,979	1,276	3,703	290%	10,797	5,064	5,733	113%
Other service operations expenses	1,142	996	146	15%	2,440	1,758	682	39%
General and administrative expense	2,487	1,766	721	41%	4,773	3,714	1,059	29%
Total operating expenses	39,139	24,368	14,771	61%	73,939	52,564	21,375	41%
Operating income	21,112	18,701	2,411	13%	43,141	36,492	6,649	18%
Interest expense	(10,514)	(10,037)	(477)	5%	(20,776)	(20,172)	(604)	3%
Amortization of deferred financing costs	(500)	(595)	95	(16)%	(1,359)	(1,184)	(175)	15%
Gain (loss) on sales of real estate, excluding discontinued operations	24	21	3	14%	(198)	425	(623)	N/A
Equity in loss of unconsolidated real estate joint ventures	—	(33)	33	(100)%	(88)	(186)	98	(53)%
Income tax (expense) benefit	(30)	30	(60)	N/A	(230)	59	(289)	N/A
Income from continuing operations before minority interests	10,092	8,087	2,005	25%	20,490	15,434	5,056	33%
Minority interests	(1,249)	(1,826)	577	(32)%	(2,654)	(3,621)	967	(27)%
(Loss) income from discontinued operations, net	—	(23)	23	(100)%	—	2,412	(2,412)	(100)%
Net income	8,843	6,238	2,605	42%	17,836	14,225	3,611	25%
Preferred share dividends	(4,435)	(2,534)	(1,901)	75%	(8,891)	(5,067)	(3,824)	75%
Repurchase of preferred units in excess of recorded book value	—	(11,224)	11,224	(100)%	—	(11,224)	11,224	(100)%
Net income (loss) available to common shareholders	$4,408	$(7,520)	$11,928	N/A	$8,945	$(2,066)	$11,011	N/A
Basic earnings per common share
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.42	N/A	$ 0.29	$(0.18)	$0.47	N/A
Net income (loss)	$0.13	$(0.30)	$0.43	N/A	$0.29	$(0.08)	$0.37	N/A
Diluted earnings per common share
Income (loss) before discontinued operations	$0.13	$(0.29)	$0.42	N/A	$0.27	$(0.18)	$0.45	N/A
Net income (loss)	$0.13	$(0.30)	$0.43	N/A	$0.27	$(0.08)	$0.35	N/A

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

Over the last three years, the United States economy suffered from an economic slowdown that we believe had an adverse effect on the office real estate leasing market.  Occupancy rates declined in most parts of the country, placing downward pressure on rental rates and increasing the competitive environment for attracting tenants.  We believe that the national trend was felt in each of our geographic regions, contributing towards decreased occupancy in our portfolio of properties.  We also experienced downward pressure on rental rates and increased competition for tenants in our properties.  During the latter portion of 2003 and in the first two quarters of 2004, we believe that there was an increase in leasing activity in several of our regions.  We expect the increased leasing activity trend in these regions to continue through 2004, which we expect would improve occupancy levels in those regions and in our properties.

The table below sets forth certain occupancy and leasing information:

	June 30, 2004	December 31, 2003
Occupancy for portfolio of properties	92.9%	91.2%
Average contractual rental rate per square foot(1)	$19.86	$20.06
Weighted average lease term (in years)	4.7	4.9

(1) Includes estimated expense reimbursements.

We were able to renew 76.3% of the square footage under leases expiring in the six months ended June 30, 2004; these renewals took place at an average contractual rental rate per square foot of $19.80.  The occupancy and leasing information reflected in the table above includes the effects of properties acquired during the six months ended June 30, 2004; these properties were 89.9% occupied, had an average contractual rental rate per square foot of $17.11 and a weighted average lease term of 4.7 years as of June 30, 2004.

As we discussed above, we are beginning to see signs of improvement in leasing trends in many of our submarkets.  However, since rental conditions in many of our regions continue to be affected by the economic downturn, we expect that the operating performance of our properties may be adversely affected as we attempt to lease vacant space and renew leases that are scheduled to expire.  Our exposure over the remainder of 2004 and 2005 is reduced somewhat by the fact that only 13.4% of our annualized rental revenues from leases in place as of June 30, 2004 were from leases scheduled to expire by the end of 2005.

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

Geographic concentration of property operations

During the six months ended June 30, 2004, we acquired nine properties in St. Mary’s County, Maryland, which is located in Southern Maryland; these acquisitions marked our entry into that submarket of the Greater Washington, D.C. area.  We also acquired one property in Suburban Maryland and one property in North Baltimore County.  The table below sets forth the regional allocation of our portfolio annualized rental revenue:

	% of Portfolio Annualized Rental Revenue as of
Region	June 30, 2004	December 31, 2003
Baltimore/Washington Corridor	51.0%	53.6%
Northern Virginia	18.3%	19.8%
Northern/Central New Jersey	8.8%	9.5%
Greater Philadelphia	5.2%	5.7%
Harrisburg, Pennsylvania	4.3%	5.1%
Suburban Maryland	4.4%	2.9%
Southern Maryland	3.5%	N/A
Other	4.5%	3.4%
	100.0%	100.0%

The changes in the percentages between the two points in time are attributable primarily to the property acquisitions.  We expect that we will focus most of our acquisition and development activities in the Northern Virginia, Baltimore/Washington Corridor and Suburban Maryland regions in 2004.  In addition, we are contractually obligated to acquire one additional office property in the Southern Maryland region.

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio Annualized Rental Revenue for 20 Largest Tenants as of
Tenant	June 30, 2004	December 31, 2003

United States of America	14.0%	14.8%
Computer Sciences Corporation (1)	6.0%	6.3%
Booz Allen Hamilton, Inc.	5.6%	2.6%
AT&T Corporation (1)	4.9%	5.2%
General Dynamics Corporation	4.0%	3.3%
Unisys (2)	4.0%	4.4%
Northrop Grumman Corporation	3.0%	2.5%
The Boeing Company (1)	2.0%	2.1%
Ciena Corporation	2.0%	2.2%
VeriSign, Inc.	2.0%	5.1%
The Aerospace Corporation	1.8%	1.9%
Magellan Health Services, Inc.	1.5%	1.8%
Commonwealth of Pennsylvania (1)	1.4%	1.5%
Johns Hopkins University (1)	1.2%	1.3%
Titan Corporation (1)	1.2%	1.3%
Merck & Co., Inc. (2)	1.2%	1.3%
Carefirst, Inc. and Subsidiaries (1)	1.1%	1.2%
USinternetworking, Inc.	1.0%	1.1%
Comcast Corporation	0.9%	1.0%
Rewardsplus of America	0.9%	N/A
Omniplex World Services	N/A	0.9%
Subtotal of 20 largest tenants	59.7%	61.8%
All remaining tenants	40.3%	38.2%
Total	100.0%	100.0%

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

Industry concentration of tenants

The percentage of our portfolio annualized rental revenue derived from the United States defense industry increased during the six months ended June 30, 2004 due primarily to our property acquisitions as well as current tenant expansion to other buildings within our portfolio.  The table below sets forth the percentage of our annualized rental revenue derived from that industry:

	% of Annualized Rental Revenue as of
	June 30, 2004	December 31, 2003
Total Portfolio	44.6%	39.9%
Baltimore/Washington Corridor	57.9%	57.4%
Northern Virginia	64.4%	45.5%
Southern Maryland	87.0%	N/A

We expect the percentage of our portfolio annualized rental revenue derived from the United States defense industry will continue to increase during the remainder of 2004.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as comprising three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the second quarters of 2003 and 2004, Same-Office Properties would be properties owned and 100% operational from April 1, 2003 through June 30, 2004.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes between the three month periods ended June 30, 2004 and 2003
	Property Additions Dollar Change (1)	Same-Office Properties		Sold Properties Dollar Change	Other Dollar Change	Total Dollar Change
		Dollar Change	Percentage Change
Revenues from real estate operations
Rental revenue	$11,514	$802	2%	$—	$—	$12,316
Tenant recoveries and other real estate operations revenue	229	570	15%	—	(101)	698
Total	$11,743	$1,372	3%	$—	$(101)	$13,014

Property operating expenses	$2,161	$1,332	12%	$—	$53	$3,546

Straight-line rental revenue adjustments included in rental revenue	$1,672	$(746)	N/A	$—	$—	$926
Amortization of origination value of leases on acquired properties included in rental revenue	$(393)	$97	N/A	$—	$—	$(296)

Number of operating properties included in component category	21	110	N/A	—	N/A	131

(1) Includes 17 acquired properties and four newly-constructed properties.

	Changes between the six month periods ended June 30, 2004 and 2003
	Property Additions Dollar Change (1)	Same-Office Properties		Sold Properties Dollar Change (2)	Other Dollar Change	Total Dollar Change
		Dollar Change	Percentage Change

Revenues from real estate operations
Rental revenue	$18,552	$1,591	2%	$(622)	$—	$19,521
Tenant recoveries and other real estate operations revenue	898	274	3%	(74)	(152)	946
Total	$19,450	$1,865	2%	$(696)	$(152)	$20,467

Property operating expenses	$3,847	$1,388	6%	$(320)	$16	$4,931

Straight-line rental revenue adjustments included in rental revenue	$2,159	$(1,598)	N/A	$(12)	$—	$549
Amortization of origination value of leases on acquired properties included in rental revenue	$(772)	$236	N/A	$—	$—	$(536)

Number of operating properties included in component category	22	109	N/A	1	N/A	132

(1) Includes 18 acquired properties and four newly-constructed properties.

(2) Includes sold operating properties that are not reported as discontinued operations.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  The increase in rental revenue of the Property Additions includes $4.0 million for the three-month comparison periods and $5.4 million for the six-month comparison periods that is attributable to net revenue from the early termination of leases; most of this increase is attributable to one lease termination transaction.  To explain further the concept of net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

The increase in rental revenue from the Same-Office Properties for the three-month comparison periods included the following:

•                  increase of $1.3 million in connection with four properties that experienced significant increases in occupancy between the two periods, including $795,000 attributable to one property; and

•                  decrease of $463,000 in net revenue from the early termination of leases.

The increase in rental revenue from the Same-Office Properties for the six-month comparison periods included the following:

•                  increase of $2.2 million in connection with four properties that experienced significant increases in occupancy between the two periods, including $1.3 million attributable to one property; and

•                  decrease of $750,000 in net revenue from the early termination of leases.

The increase in the Same-Office Properties’ property operating expenses for the three-month comparison periods included the following:

•                  increase of $275,000, or 12.0%, in real estate taxes due primarily to an increase in the assessed value of many of our properties.  This increasing trend was present across all of our regions.  While we continue to monitor the reasonableness of the increase in the assessed value of our properties in determining whether appeals are necessary, we expect that this increasing trend will continue.  We also expect that the rates used by state and local municipalities to assess real estate taxes on our properties may increase in the future in response to budgetary shortfalls in those municipalities;

•                  increase of $274,000, or 26.2%, in property labor costs due mostly to (1) higher than normal hours billed to properties due in part to projects underway during the current period and (2) an increase in billable rates of repairs and maintenance employees.  We expect that this increasing trend in property labor costs may diminish later in 2004 due to a normalization of billable hours and a potential downward adjustment in the billable rates of repairs and maintenance salaries;

•                  increase of $266,000, or 17.0%, in cleaning expenses; much of this increase was due to cleaning costs required in the current period at properties that were not occupied during the prior period; and

•                  increase of $236,000, or 41.9%, in heating and air conditioning repairs and maintenance attributable primarily to one building; a tenant in this building is reimbursing us for these costs through its tenant recovery billings.

The increase in the Same-Office Properties’ property operating expenses for the six-month comparison periods included the following:

•                  increase of $737,000, or 34.9%, in property labor costs due primarily to the reasons discussed above for the three-month comparison periods;

•                  increase of $507,000, or 10.9%, in real estate taxes due primarily to the reason discussed above for the three-month comparison periods;

•                  increase of $494,000, or 16.3%, in cleaning expenses; much of this increase was due to cleaning costs required in the current period at properties that were not occupied during the prior period;

•                  increase of $402,000, or 40.5% in heating and air conditioning repairs and maintenance due primarily to the reason discussed above for the three-month comparison periods;

•                  decrease of $748,000, or 38.4%, in snow removal due to higher snowfall in the prior period; and

•                  decrease of $412,000, or 90.7%, in expense associated with doubtful or uncollectible receivables.  Most of this decrease was attributable to a large expense associated with a particular tenant in the prior period coupled with much lower expense in the current period.

We expect that the cost of utility services for our properties may increase within the next year as a result of energy de-regulation taking place in Maryland during mid-2004.  Should these increases in expenses occur, we expect that we will be able to recover a significant portion of the expense increases through increased tenant recovery revenue in the short term and increased rental revenue in the long term.

Construction contract and other service operations revenues and expenses

The table below sets forth the computation of changes in income derived from our service operations:

	Changes from the Three Months Ended June 30, 2003 to 2004			Changes from the Six Months Ended June 30, 2003 to 2004
	Construction contract dollar change	Other service operations dollar Change	Total Dollar Change	Construction contract dollar change	Other service operations dollar Change	Total Dollar Change
Service operations
Revenues	$3,950	$218	$4,168	$6,156	$1,401	$7,557
Expenses	3,703	146	3,849	5,733	682	6,415
Income from service operations	$247	$72	$319	$423	$719	$1,142

The increase in income from construction contracts reflects both an increase in the volume of contract activity and higher margins recognized on the current period contracts.

The increase in income from other service operations for the six-month comparison periods can be attributed primarily to (1) a $558,000 increase in income from the heating and air conditioning services and controls division and (2) a $301,000 increase in income from the property management division.  The improvement in income from the heating and air conditioning services and controls division is attributable primarily to increased time and materials billing activity from its service contract and controls product lines.  Much of this activity is attributable to several large contracts; once these contracts are complete, additional contracts will need to be obtained to continue to maintain the activity level.  As a result, there is a high level of uncertainty over whether the improvement in income from the division is a trend that will continue.  The increase in income from the property management division is attributable mostly to (1) higher than normal hours billed per employee and (2) an increase in billable rates of repairs and maintenance employees.  We expect that this trend may diminish later in 2004 due to a normalization of billable hours per employee and a potential downward adjustment in the billable rates of repairs and maintenance employees.

Depreciation and amortization

The increase in our depreciation and other amortization expense for the three and six-month comparison periods is attributable to the Property Additions and includes $3.2 million in depreciation and amortization recorded in connection with a lease termination.

General and administrative expenses

General and administrative expenses increased $721,000, or 40.8%, for the three-month comparison periods much of which was due to an increase in bonus expense in the current period resulting from an increase in the projected 2004 performance measures that determine bonus levels; the three-month comparison periods also included increases in (1) professional fees resulting primarily from higher audit and consulting fees and (2) expenses associated with employee restricted shares due mostly to more shares vesting and higher share prices.

General and administrative expenses increased $1.1 million, or 28.5%, for the six-month comparison periods.  Much of this increase was attributable to increases in (1) professional fees resulting primarily from higher audit and consulting fees, (2) expenses associated with employee restricted shares due mostly to more shares vesting and higher share prices and (3) bonus expense.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $382,000, or 3.6%, during the three months ended June 30, 2004.  Our interest expense and amortization of deferred financing costs increased $779,000, or 3.6% during the six months ended June 30, 2004.  These increases are attributable primarily to increases in our average outstanding debt balance of 16.8% for the three-month comparison periods and by 13.8% for the six-month comparison periods resulting from our 2003 and 2004 acquisition and development activities, offset by repayments of debt using proceeds from offerings that took place during 2003 and 2004.  Our weighted average interest rates decreased from 6.1% to 5.5% for the three-month comparison periods and from 6.0% to 5.7% for the six-month comparison periods.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

Gain (loss) on sales of real estate, excluding sales classified as discontinued operations

During the six months ended June 30, 2004, we recognized a $245,000 decrease to a gain recognized on a prior year disposition of an investment in a real estate joint venture as a result of a change in the settlement negotiated between our joint venture partner and us.  During the six months ended June 30, 2003, we recognized a $376,000 gain on the sale of two land parcels.  Gain on sales of real estate for both periods also includes amortized gain from a building sale that occurred in 2002.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our gain on sales of real estate is subject to material fluctuation from period to period.

Minority interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “Minority interests in income from continuing operations” on our Consolidated Statements of Operations includes primarily income before minority interests and discontinued operations allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of June 30, 2004, we owned 100% of the outstanding preferred units and approximately 78% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests decreased from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 due primarily to the following:

•                  because we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares, additional units were issued to us as we issued new shares during the last six months of 2003 and the first six months of 2004;

•                  certain minority interest holders of common units exchanged their common units for our common shares; and

•                  we owned all of the preferred units in the Operating Partnership during the last three years except for the Series C Preferred Units, which were owned by third parties until the Operating Partnership repurchased the units in June 2003 (as discussed in the section below entitled “Adjustments to net income to arrive at net income available to common shareholders”).

Our income allocated to minority interest holders of preferred units decreased due to our repurchase of the Series C Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

•                  decrease attributable to our increasing ownership of common units and preferred units; and

•                  increase due to an increase in the Operating Partnership’s income from continuing operations before minority interests.

Income from discontinued operations

Income from discontinued operations is composed entirely of one operating office property that we sold in March 2003.  See Note 15 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Adjustments to net income to arrive at net income available to common shareholders

We completed the sale of two series of preferred shares in 2003.  On February 11, 2004, the holder of our Series D Preferred Shares of beneficial interest converted the shares into 1,196,800 common shares.  Preferred share dividends increased due to the dividend requirements of the two new series of preferred shares issued in 2003.  This increase was offset somewhat by the decrease caused by the absence of the dividend requirements of the Series D Preferred Shares for all of the three months and most of the six months ended June 30, 2004.

During the three and six months ended June 30, 2003, we recognized an $11.2 million decrease to net income available to common shareholders, representing the excess of the repurchase price of the Series C Preferred Units in the Operating Partnership over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder; prior to this repurchase, these units were convertible, subject to certain restrictions, into 2,420,672 common units in the Operating Partnership.  These units were repurchased by the Operating Partnership for $36.1 million (including $477,000 for accrued and unpaid distributions), or $14.90 per common share on an as-converted basis.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders for both the three and six-month comparison periods increased due primarily to the $11.2 million decrease to net income available to common shareholders in 2003 representing the excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $12.2 million as of June 30, 2004, a 29% increase over the balance at December 31, 2003.  The balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $8.7 million or 28.5% when comparing the six months ended June 30, 2004 and 2003; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, debt service, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and financing activities during the six months ended June 30, 2004

We acquired 11 office properties totaling 797,718 square feet and four parcels of land for $111.9 million.  These acquisitions were financed using the following:

•                  $80.7 million in borrowings from our Revolving Credit Facility;

•                  $25.6 million from borrowings of assumed mortgage loans;

•                  $4.0 million from common share sale proceeds; and

•                  cash reserves for the balance.

We had construction activities underway on five office properties totaling 530,221 square feet that were 51.2% pre-leased; one of these properties was owned by a real estate joint venture that was unconsolidated until March 31, 2004 (see Note 5 to the Consolidated Financial Statements) and was 48.0% operational as of the end of the period.  Costs incurred on these properties through June 30, 2004 totaled approximately $48.6 million, of which $19.0 million was incurred in 2004 (excluding costs incurred by the one real estate joint venture prior to becoming a consolidated real estate joint venture).  We have construction loan facilities in place totaling $24.7 million to finance the construction of two of these properties; borrowings under these facilities totaled $15.2 million at June 30, 2004.  The remaining costs were funded using approximately $4.4 million in contributions from real estate joint venture partners and the balance using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our real estate property additions, excluding additions related to the consolidation of real estate joint ventures in connection with our adoption of FIN 46R, which is described below (in thousands):

	For the six months ended June 30, 2004
Acquisitions	$105,884
Construction and development	27,356
Tenant improvements on operating properties	6,688	(1)
Capital improvements on operating properties	2,560
	$142,488

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Our investments in unconsolidated real estate joint ventures decreased $4.2 million due to our consolidation as of March 31, 2004 of Gateway 70 LLC, MOR Forbes 2 LLC and MOR Montpelier 3 LLC in conjunction with our adoption of FIN 46R for those joint venture investments.  For additional information regarding our investments in unconsolidated real estate joint ventures, refer to the section below entitled “Off-Balance Sheet Arrangements” and Note 5 to our Consolidated Financial Statements.

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

During the six months ended June 30, 2004, we borrowed $32.9 million under mortgage and other loans payable, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•                  $25.6 million to finance acquisitions;

•                  $5.1 million to finance construction activities; and

•                  $2.2 million to fund cash reserves.

On April 23, 2004, we sold 2,750,000 common shares to an underwriter at a net price of $21.243 per share.  We contributed the net proceeds totaling $58.2 million to our Operating Partnership in exchange for 2,750,000 common units.  We initially used the proceeds to pay down our Revolving Credit Facility.  We re-borrowed most of the amount by which the Revolving Credit Facility was paid down to (1) prepay a $26.0 million mortgage in June 2004 and (2) redeem for $31.3 million our Series B Preferred Shares in July 2004.

Analysis of cash flow associated with investing and financing activities

Our net cash flow used in investing activities increased $46.3 million when comparing the six months ended June 30, 2004 and 2003.  This increase was due primarily to the following:

•                  $36.9 million decrease in proceeds from sales of properties.  We generally do not acquire properties with the intent of selling them.  We generally sell properties when we believe that most of the earnings growth potential in such properties has been realized or determine that a property no longer fits within our strategic plans due to its type and/or location.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties is subject to material fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend; and

•                  $12.4 million increase in purchases of and additions to commercial real estate; this increase is due primarily to an increase in property acquisitions.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; while we expect to continue to acquire properties in the future, we are unable to predict whether the increasing acquisition volume is a trend that will continue.

Our cash flow provided by financing activities increased $37.9 million when comparing the six months ended June 30, 2004 and 2003.  This increase included the following:

•                  $130.7 million increase in proceeds from mortgage and other loans payable; this increase is due primarily to borrowings under our new Revolving Credit Facility that were used to fund our (1) loan refinancings and repayment of the Revolving Credit Facility with Bankers Trust Company and (2) property acquisitions;

•                  $99.1 million increase in repayments of mortgage and other loans payable; this increase is attributable primarily to the additional repayments of existing loans using borrowings under our new Revolving Credit Facility;

•                  $35.6 million in cash used to repurchase the Series C Preferred Units in the Operating Partnership; this occurred as a result of a specific transaction that will not recur on an ongoing basis.  We may use cash in the future to redeem outstanding series of preferred shares once they become redeemable, as we did in the case of our redemption of the Series B Preferred Shares in July 2004; as such redemptions occur, we would expect to finance the cost of such a redemption using proceeds from the sale of common or preferred shares;

•                  $18.5 million decrease in proceeds from common share issuances completed during the two periods being compared; and

•                  $5.6 million increase in dividends and distributions paid due to the increase of common and preferred shares outstanding following share issuances in the last six months of 2003 and the first six months of 2004.

Off-Balance Sheet Arrangements

On April 26, 2004, we sold for $9.6 million a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland.  We issued to the buyer a $5.6 million mortgage loan bearing interest at 5.5% and a maturity date of July 2005; the balance of the acquisition was in the form of cash from the buyer.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10,000 beginning July 1, 2004 until April 30, 2005, at which time the rent reduces to $1,000 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5.6 million mortgage loan with us and $4.0 million in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 per unit will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the properties anytime after March 15, 2005 for the same consideration described in the previous sentence.  We accounted for this transaction using the financing method of accounting; as a result, the sale was not recorded and the $4.0 million in net proceeds received from the buyer is included in other liabilities on our consolidated balance sheet as of June 30, 2004.

We had no other significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2003 Annual Report on Form 10-K.  However, we did change our accounting for our real estate joint ventures, as described below.

All of our real estate joint venture investments as of June 30, 2004 can be classified into one of the following three categories:

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

Analysis of indebtedness

Mortgage and other loans payable at June 30, 2004 consisted of the following (dollars in thousands):

Revolving Credit Facility, LIBOR+1.25 to 1.55%, maturing March 2007 (1)	$184,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	76,326
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	55,566
Transamerica Occidental Life Insurance Company, 5.36%, maturing December 2010	51,498
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	32,956
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	32,887
Allstate Life Insurance Company, 5.6%, maturing January 2013	28,604
State Farm Life Insurance Company, 6.51%, maturing August 2012	26,888
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,362
State Farm Life Insurance Company, 7.9%, maturing April 2008	24,805
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing January 2005 (2)	21,302
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,168
Allstate Life Insurance Company, 6.93%, maturing July 2008	19,986
Allstate Life Insurance Company, 5.6%, maturing January 2013	19,069
LaSalle Bank National Association, 6.25%, maturing December 2012 (3)	17,429
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	16,745
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,315
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,298
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing January 2005 (4)	14,600
Jolly Knolls, LLC, 3%, maturing December 2007 (5)	13,871
IDS Life Insurance Company, 7.9%, maturing March 2008	12,975
Citizens Bank, LIBOR + 1.85%, maturing January 2005 (2)	12,531
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing September 2005 (4)(6)	11,727
Manufacturers and Traders Trust Company, LIBOR +1.75%, maturing April 2005 (7)	10,708
Provident Bank, LIBOR + 1.85%, maturing January 2005 (2)	8,354
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing April 2005 (7)(8)	8,353
Branch Banking and Trust, LIBOR + 1.75%, maturing November 2004 (1)(9)	8,257
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,540
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,356
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,759
Jolly Knolls, LLC, 4%, maturing April 2005 (10)	4,411
Orix Capital, 7.7%, maturing November 2007 (11)	4,394
Riggs Bank National Association, 8.625%, maturing June 2009 (12)	3,569
Branch Banking and Trust, LIBOR + 2.2%, maturing May 2005 (13)	3,424
Seller loan, 5.95%, maturing May 2007	1,311
Mutual of New York Life Insurance Company, 7.79%, repaid in June 2004	—
$820,344

(1)                        May be extended for a one-year period, subject to certain conditions.

(2)                        Total additional borrowings of up to $8,313 under these three loans may be available to fund tenant improvements and leasing commissions at a later date.

(3)                        Note with a face value of $16,710, valued using a rate of 5.67%.

(4)                        May be extended for two six-month periods, subject to certain conditions.

(5)                        Note with a face value of $14,746, discounted using a rate of 6.0%.  The lender is an affiliate of Constellation Real Estate, Inc.

(6)                        Construction loan with a commitment of $20,000.

(7)                        May be extended for a six-month period, subject to certain conditions.

(8)                        Construction loan with a commitment of $10,125.

(9)                        Construction loan with a commitment of $14,100.

(10)                  Note with a face value of $4,823, discounted using a rate of 5.92%.  The lender is an affiliate of Constellation Real Estate, Inc.

(11)                  Note with a face value $4,079, valued using a rate of 5.1%

(12)                  Note with a face value of $3,236, valued using a rate of 4.71%.

(13)                  Construction loan with a commitment of $4,707.

We have guaranteed the repayment of $316.3 million of the mortgage and other loans set forth above.

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

Our Revolving Credit Facility from the beginning of the periods reported herein until March 10, 2004 was with Bankers Trust Company.  However, on March 10, 2004, we obtained a new Revolving Credit Facility with a group of lenders headed by Wachovia Bank, National Association.  The new Revolving Credit Facility with Wachovia Bank, National Association has a maximum principal of $300.0 million, a three-year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time).  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 60% of the unencumbered asset pool value.  As of August 2, 2004, the maximum amount available under our Revolving Credit Facility was $286.7 million, of which $54.5 million was unused.

We had a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million that was repaid using proceeds from the new Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, minimum fixed charge coverage, minimum debt service coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.  As of June 30, 2004, we were in compliance with these financial covenants.

Contractual obligations

The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

	For the Periods Ended December 31,
	2004	2005 to 2006	2007 to 2008	Thereafter	Total

Contractual obligations (1)(8)
Mortgage loans payable (2)	$16,356	$199,651	$408,190	$196,147	$820,344
Acquisitions of properties (3)	12,569	—	—	—	12,569
New construction and development contracts (4)	37,585	—	—	—	37,585
Third-party construction and development contracts (5)	18,606	—	—	—	18,606
Capital expenditures for operating properties (6)	4,431	—	—	—	4,431
Operating leases (7)	533	1,507	292	855	3,187
Capital lease obligations (7)	11	18	—	—	29
Other purchase obligations (7)	424	1,085	900	2,234	4,643
Total contractual cash obligations	$90,515	$202,261	$409,382	$199,236	$901,394

(1)   The contractual obligation set forth in this table generally exclude individual contracts that had a value of less than $20 thousand.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)   Our loan maturities in 2004 include $8.3 million in November that we expect to extend for a one year period; the balance of the maturities represent scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)   Represents contractual obligations at June 30, 2004 to purchase a building in St. Mary’s County, Maryland and a 14 acre parcel of land in Columbia, Maryland, both of which we expect to acquire by September 2004.  We expect to fund these acquisitions through the assumption of a mortgage loan and borrowings under the Revolving Credit Facility for the balance.

(4)   Represents contractual obligations pertaining to new construction and development activities.  We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.  Because of the long-term nature of certain construction and development contracts, some of these costs may be incurred beyond 2004.

(5)   Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.  Because of the long-term nature of certain construction and development contracts, some of these costs may be incurred beyond 2004.

(6)   Represents contractual obligations pertaining to capital expenditures for our operating properties.  We expect to finance all of these costs using cash flow from operations.  Because of the long-term nature of certain construction contracts, some of these costs may be incurred beyond 2004.

(7)   We expect to pay these items using cash flow from operations.

(8)   Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners.  See Note 16 to the Consolidated Financial Statements for further discussion of such amounts.

Investing and financing activity subsequent to June 30, 2004

On July 15, 2004, we redeemed all of our Series B Preferred Shares for $31.3 million.  The redemption was financed using borrowings under our Revolving Credit Facility (which had been previously funded using proceeds from the sale of common shares in April 2004).

Other future cash requirements for investing and financing activities

As previously discussed, we had construction activities underway on five office properties totaling 530,221 square feet that were 51.2% pre-leased as of June 30, 2004.  We estimate remaining costs to be incurred will total approximately $37.2 million upon completion of these properties.  We have $9.6 million remaining to be borrowed under construction loan facilities totaling $24.7 million for two of these properties; we expect to fund the remaining costs for these activities using primarily borrowings from a new loan and from our Revolving Credit Facility.

As of June 30, 2004, we had development activities underway on four new office properties estimated to total 667,000 square feet.  We estimate that costs for these properties will total approximately $87.7 million.  As of June 30, 2004, costs incurred on these properties totaled $8.8 million and the balance is expected to be incurred from July 2004 to 2006.  We expect to fund approximately $61.4 million of these costs using borrowings from new construction loans and the balance using borrowings from our Revolving Credit Facility.

In July 2004, we obtained a commitment from a lender for a $115.0 million nonrecourse loan that will carry a fixed interest rate of 5.47% and a seven-year term.  We expect to obtain this loan in September 2004 and use the proceeds to repay a $42.2 million outstanding mortgage loan maturing in January 2005 and the balance to pay down our Revolving Credit Facility.

We expect to purchase our joint venture partner’s interests in NBP 220, LLC in September 2004 for an estimated purchase price of $4.9 million.  We expect to fund this purchase using borrowings under our Revolving Credit Facility.

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

Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time.  NAREIT stated in its April 2002 White Paper on Funds from Operations that “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.”  As a result, the concept of FFO was created by NAREIT for the REIT industry to “address this problem.”  We agree with the concept of FFO and believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains and losses related to sales of previously depreciated operating real estate properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

Since FFO excludes certain items includable in net income, reliance on the measure clearly has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non GAAP measures.  FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The FFO we present may not be comparable to the FFO presented by other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO.

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

Our Basic FFO, Diluted FFO per share and Diluted FFO for the three and six months ended June 30, 2004 and 2003 and reconciliations of (1) net income to FFO, (2) the numerator for diluted earnings per share to diluted FFO and (3) the denominator for diluted earnings per share to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income	$8,843	$6,238	$17,836	$14,225
Add: Real estate-related depreciation and amortization	15,785	9,108	26,046	17,052
Add: Depreciation and amortization on unconsolidated real estate joint ventures	—	61	106	97
Less: Gain on sales of real estate properties, excluding development portion (1)	(24)	(8)	(47)	(2,851)
FFO	24,604	15,399	43,941	28,523
Add: Minority interests-common units in the Operating Partnership	1,241	1,338	2,646	3,571
Less: Preferred share dividends	(4,435)	(2,534)	(8,891)	(5,067)
Basic FFO	21,410	14,203	37,696	27,027
Add: Preferred unit distributions	—	477	—	1,049
Add: Convertible preferred share dividends	—	136	21	272
Add: Restricted common share dividends	—	90	—	173
Expense associated with dilutive options	—	3	—	9
Diluted FFO	$21,410	$14,909	$37,717	$28,530
Weighted average common shares	32,743	25,443	31,278	24,389
Conversion of weighted average common units	8,765	8,963	8,814	8,976
Weighted average common shares/units - basic FFO	41,508	34,406	40,092	33,365
Assumed conversion of weighted average convertible preferred units	—	2,022	—	2,220
Assumed conversion of share options	1,639	1,274	1,691	1,189
Assumed conversion of weighted average convertible preferred shares	—	1,197	270	1,197
Restricted common shares	—	334	—	314
Weighted average common shares/units - diluted FFO	43,147	39,233	42,053	38,285
Diluted FFO per share	$0.50	$0.38	$0.90	$0.75
Numerator for diluted earnings per share	$4,408	$(7,520)	$8,966	$(2,066)
Add: Minority interests-common units in the Operating Partnership	1,241	1,338	2,646	3,571
Add: Real estate-related depreciation and amortization	15,785	9,108	26,046	17,052
Add: Depreciation and amortization on unconsolidated real estate joint ventures	—	61	106	97
Add: Preferred share dividends	—	136	—	272
Add: Preferred unit distributions	—	477	—	1,049
Add: Expense on dilutive options	—	3	—	9
Add: Restricted common share dividends	—	90	—	173
Less: Gain on sales of real estate properties, excluding
development portion (1)	(24)	(8)	(47)	(2,851)
Add: Repurchase of preferred units in excess of recorded book value	—	11,224	—	11,224
Diluted FFO	$21,410	$14,909	$37,717	$28,530
Denominator for diluted earnings per share	34,382	25,443	33,239	24,389
Weighted average common units	8,765	8,963	8,814	8,976
Conversion of weighted average convertible preferred units	—	2,022	—	2,220
Assumed conversion of weighted average convertible preferred shares	—	1,197	—	1,197
Additional dilutive options	—	1,274	—	1,189
Restricted common shares	—	334	—	314
Denominator for Diluted FFO per share	43,147	39,233	42,053	38,285

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2004, 65.5% of our mortgage and other loans payable balance carried fixed interest rates and 92.3% of our fixed-rate loans were scheduled to mature after 2005.  As of June 30, 2004, we also had one interest rate swap that expires after 2004 that fixes the one-month LIBOR base rate on a notional amount of $50.0 million, or 6.1% of our mortgage and other loans payable.  As of June 30, 2004, the percentage of variable-rate loans (computed with the variable loan dollar amount being reduced by the $50.0 million interest rate swap expiring after 2004) relative to total assets was 15.6%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at June 30, 2004 (dollars in thousands):

	For the Periods Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt:
Fixed rate	$7,895	$33,528	$75,328	$72,509	$151,681	$196,147	$537,088
Average interest rate	6.62%	6.65%	6.74%	6.54%	6.94%	6.04%	6.39%
Variable rate	$8,461	$90,795	$—	$184,000	$—	$—	$283,256
Average interest rate	2.39%	2.56%	—	2.64%	—	—	2.47%

The fair market value of our mortgage and other loans payable was approximately $836.5 million at June 30, 2004.

The following table sets forth information pertaining to our derivative contract in place as of June 30, 2004 and its fair value:

Nature of Derivative	Notional Amount (in millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on June 30, 2004 (in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(106)

Based on our variable-rate debt balances, our interest expense would have increased by $921,000 during the six months ended June 30, 2004 if interest rates were 1% higher.

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

PART II

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

a.               Not applicable

b.              Not applicable

c.               During the three months ended June 30, 2004, 72,158 units of the Operating Partnership’s common units were exchanged for 72,158 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

d.              Not applicable

e.               Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 2004, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the election of three trustees, each for a three-year term.  The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld
Jay H. Shidler	25,673,307	620,826
Clay W. Hamlin, III	25,519,870	774,263
Kenneth S. Sweet, Jr.	26,142,924	151,209

The terms of Thomas F. Brady, Betsy Z. Cohen, Robert L. Denton, Steven D. Kesler and Kenneth D. Wethe as trustees continued after the annual meeting.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1

Sixteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2004 (filed with the Company’s Form 10-Q on May 7, 2004 and incorporated herein by reference).

10.2

Credit Agreement, dated March 10, 2004, among the Company; the Operating Partnership; Wachovia Bank, National Association; Wachovia Capital Markets, LLC; KeyBank National Association; Fleet National Bank and Manufacturers and Traders Trust Company (filed with the Registrant’s Current Report on Form 8-K on April 13, 2004 and incorporate herein by reference).

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

EXHIBIT NO.	DESCRIPTION
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

b.  Current Reports on Form 8-K filed with the Securities and Exchange Commission in the quarterly period ended June 30, 2004:

Report, filed with the SEC on April 13, 2004 (the date of the report was March 5, 2004), containing Item 5 and Item 7 disclosures that were filed in connection with the acquisition of 400 Professional Drive and the Wildewood and Exploration/Expedition Office Parks.  This report contained financial statements for the properties described herein, as well as certain pro forma financial statements.

Report, filed with the SEC, and dated, on April 20, 2004, containing Item 5 and Item 7 disclosures that were filed in connection with our entry into an underwriting agreement with a firm for the public offering of common shares of beneficial interest.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: August 6, 2004	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: August 6, 2004	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer