Form 10-Q
period 2004-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2004-11-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

On November 2, 2004, 36,687,271 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,360,697	$1,116,847
Projects under construction or development	125,296	67,149
Total commercial real estate properties, net	1,485,993	1,183,996
Investments in and advances to unconsolidated real estate joint ventures	1,094	5,262
Investment in real estate, net	1,487,087	1,189,258
Cash and cash equivalents	6,812	9,481
Restricted cash	10,760	11,030
Accounts receivable, net	10,278	13,047
Investments in and advances to other unconsolidated entities	1,621	1,621
Deferred rent receivable	23,383	17,903
Intangible assets on real estate acquisitions, net	67,083	55,692
Deferred charges, net	26,407	17,723
Prepaid and other assets	14,703	14,311
Furniture, fixtures and equipment, net	2,579	2,010
Total assets	$1,650,713	$1,332,076
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$947,332	$738,698
Accounts payable and accrued expenses	41,155	23,126
Rents received in advance and security deposits	11,519	10,112
Dividends and distributions payable	14,533	12,098
Deferred revenue associated with acquired operating leases	7,670	9,630
Fair value of derivatives	45	467
Other liabilities	7,115	7,768
Total liabilities	1,029,369	801,899
Minority interests:
Common units in the Operating Partnership	90,029	79,796
Preferred units in the Operating Partnership	8,800	—
Other consolidated real estate joint ventures	1,594	—
Total minority interests	100,423	79,796
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized) (Note 10)	67	85
Common Shares of beneficial interest ($0.01 par value; 45,000,000 shares authorized, shares issued of 36,801,533 at September 30, 2004 and 29,563,867 at December 31, 2003)	368	296
Additional paid-in capital	575,180	494,299
Cumulative distributions in excess of net income	(47,862)	(38,483)
Value of unearned restricted common share grants	(5,381)	(4,107)
Treasury shares, at cost (166,600 shares)	(1,415)	(1,415)
Accumulated other comprehensive income (loss)	(36)	(294)
Total shareholders’ equity	520,921	450,381
Total liabilities and shareholders’ equity	$1,650,713	$1,332,076

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues
Rental revenue	$47,491	$40,210	$139,723	$112,921
Tenant recoveries and other real estate operations revenue	5,606	5,238	16,237	14,923
Construction contract revenues	6,766	19,008	18,136	24,222
Other service operations revenues	959	795	3,806	2,241
Total revenues	60,822	65,251	177,902	154,307
Expenses
Property operating	16,197	13,075	45,883	37,830
Depreciation and other amortization associated with real estate operations	11,802	9,462	38,045	26,735
Construction contract expenses	6,483	18,035	17,280	23,099
Other service operations expenses	754	1,026	3,194	2,784
General and administrative expenses	2,698	1,937	7,471	5,651
Total operating expenses	37,934	43,535	111,873	96,099
Operating income	22,888	21,716	66,029	58,208
Interest expense	(10,839)	(10,436)	(31,615)	(30,608)
Amortization of deferred financing costs	(577)	(773)	(1,936)	(1,957)
Income from continuing operations before gain on sales of real estate, equity in gain (loss) of unconsolidated real estate joint ventures, income taxes and minority interests	11,472	10,507	32,478	25,643
Gain (loss) on sales of real estate, excluding discontinued operations	24	23	(174)	448
Equity in income (loss) of unconsolidated real estate joint ventures	—	95	(88)	(91)
Income tax expense	(145)	(297)	(375)	(238)
Income from continuing operations before minority interests	11,351	10,328	31,841	25,762
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,595)	(1,757)	(4,241)	(4,329)
Preferred units in the Operating Partnership	(14)	—	(14)	(1,049)
Other consolidated entities	8	—	—	—
Income from continuing operations	9,750	8,571	27,586	20,384
Income from discontinued operations, net of minority interests	—	11	—	2,423
Net income	9,750	8,582	27,586	22,807
Preferred share dividends	(3,784)	(3,157)	(12,675)	(8,224)
Repurchase of preferred units in excess of recorded book value	—	—	—	(11,224)
Issuance costs associated with redeemed preferred shares	(1,813)	—	(1,813)	—
Net income available to common shareholders	$4,153	$5,425	$13,098	$3,359
Basic earnings per common share
Income before discontinued operations	$0.12	$0.19	$0.41	$0.04
Discontinued operations	—	—	—	0.09
Net income	$0.12	$0.19	$0.41	$0.13
Diluted earnings per common share
Income before discontinued operations	$0.12	$0.18	$0.39	$0.03
Discontinued operations	—	—	—	0.09
Net income	$0.12	$0.18	$0.39	$0.12

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$27,586	$22,807
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,255	6,383
Depreciation and other amortization	38,045	26,754
Amortization of deferred financing costs	1,936	1,957
Amortization of value of acquired operating leases to rental revenue	(806)	(1,465)
Equity in loss of unconsolidated real estate joint ventures	88	91
Loss (gain) on sales of real estate, including amounts in discontinued operations	174	(3,443)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(5,473)	(3,629)
Increase in accounts receivable, restricted cash and prepaid and other assets	(1,239)	(5,677)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	1,890	8,889
Other	1,608	790
Net cash provided by operating activities	68,064	53,457
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(205,991)	(183,697)
Proceeds from sales of properties	—	36,904
Investments in and advances to unconsolidated real estate joint ventures	(39)	(735)
Leasing costs paid	(7,877)	(2,061)
Advances to certain real estate joint ventures	(515)	(4,134)
Other	168	(1,680)
Net cash used in investing activities	(214,254)	(155,403)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	476,667	206,057
Repayments of mortgage and other loans payable	(378,412)	(169,055)
Deferred financing costs paid	(3,371)	(1,277)
Increase in other liabilities associated with financing activities	4,000	4,000
Acquire partner interest in consolidated joint venture	(4,928)	—
Net proceeds from issuance of common shares	121,604	81,388
Net proceeds from issuance of preferred shares	—	53,240
Repurchase of preferred units	—	(35,591)
Redemption of preferred shares	(31,250)	—
Dividends paid	(34,661)	(24,595)
Distributions paid	(6,224)	(7,126)
Other	96	2,286
Net cash provided by financing activities	143,521	109,327
Net (decrease) increase in cash and cash equivalents	(2,669)	7,381
Cash and cash equivalents
Beginning of year	9,481	5,991
End of period	$6,812	$13,372

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1.                                      Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”).  We focus principally on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  COPT is qualified as a REIT as defined in the Internal Revenue Code of 1986 and is the successor to a corporation organized in 1988.  As of September 30, 2004, our portfolio included 136 office properties, including two properties owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2004 follows:

% Owned by COPT
Common Units	80%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%

Please refer to Note 3 below for a description of the Series I Preferred Units.

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

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $383 at September 30, 2004 and $548 at December 31, 2003.

Minority Interests

As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements.  However, we do not own 100% of the Operating Partnership.  We also do not own 100% of three consolidated real estate joint ventures.  The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities’ equity that we do not own.  The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities’ net income not allocated to us.

Common units of the Operating Partnership (“common units”) are substantially similar to our common shares of beneficial interest (“common shares”).  Common units are also exchangeable into our common shares, subject to certain conditions.

For a portion of 2003, the Operating Partnership had 1,016,662 Series C Preferred Units outstanding that we did not own.  These units were convertible, subject to certain conditions, into common units on the basis of 2.381 common units for each Series C Preferred Unit.  These units were repurchased by the Operating Partnership on June 16, 2003 for $36,068 (including $477 for accrued and unpaid distributions), or $14.90 per common share on an as-converted basis.  As a result of the repurchase, we recognized an $11,224 reduction to net income available to common shareholders associated with the excess of the repurchase price over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

On September 23, 2004, we issued 352,000 Series I Preferred Units in the Operating Partnership to an unrelated party in connection with our acquisition of two office properties in Northern Virginia.  These units have a liquidation preference of $25.00 per unit, plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by the Operating Partnership at our option any time after September 22, 2019.  The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits.  These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for common shares in accordance with the terms of the Operating Partnership’s agreement of limited partnership.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic EPS on net income available to common shareholders	$4,153	$5,425	$13,098	$3,359
Subtract: Income from discontinued operations, net	—	(11)	—	(2,423)
Numerator for basic EPS before discontinued operations	4,153	5,414	13,098	936
Add: Series D Preferred Share dividends	—	136	21	—
Numerator for diluted EPS before discontinued operations	4,153	5,550	13,119	936
Add: Income from discontinued operations, net	—	11	—	2,423
Numerator for diluted EPS on net income available to common shareholders	$4,153	$5,561	$13,119	$3,359
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	33,797	28,832	32,124	25,886
Assumed conversion of share options	1,655	1,480	1,680	1,257
Assumed conversion of Series D Preferred Shares	—	1,197	179	—
Denominator for diluted EPS	35,452	31,509	33,983	27,143

Basic EPS:
Income before discontinued operations	$0.12	$0.19	$0.41	$0.04
Income from discontinued operations	—	—	—	0.09
Net income available to common shareholders	$0.12	$0.19	$0.41	$0.13
Diluted EPS:
Income before discontinued operations	$0.12	$0.18	$0.39	$0.03
Income from discontinued operations	—	—	—	0.09
Net income available to common shareholders	$0.12	$0.18	$0.39	$0.12

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average shares in denominator
	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Conversion of weighted average common units	8,690	8,909	8,773	8,954
Restricted common shares	206	161	195	132
Conversion of share options	5	6	5	50
Conversion of weighted average preferred units	15	—	5	1,472
Conversion of weighted average preferred shares	—	—	—	1,197

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

•                  In 1999, we reduced the exercise price of 360,500 share options from $9.25 to $8.00.  We recognize compensation expense on the share price appreciation and future vesting associated with the re-priced share options.  As of September 30, 2004, 4,400 of these share options were outstanding.

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

Expenses from stock-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Increase in general and administrative expenses	$405	$269	$1,165	$753
Increase in losses from service operations	146	98	430	289

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

		For the three months ended September 30,		For the nine months ended September 30,
		2004	2003	2004	2003
Net income, as reported		$9,750	$8,582	$27,586	$22,807
Add:	Stock-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	388	247	1,106	676
Less:	Stock-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(322)	(222)	(917)	(618)
Net income, pro forma		$9,816	$8,607	$27,775	$22,865
Basic earnings per share on net income available to common shareholders, as reported		$0.12	$0.19	$0.41	$0.13
Basic earnings per share on net income available to common shareholders, pro forma		$0.12	$0.19	$0.41	$0.13
Diluted earnings per share on net income available to common shareholders, as reported		$0.12	$0.18	$0.39	$0.12
Diluted earnings per share on net income available to common shareholders, pro forma		$0.12	$0.18	$0.39	$0.13

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
$—

The consolidation of these joint ventures had no effect on our Consolidated Statements of Operations included herein for periods prior to April 1, 2004.  Additional information regarding our real estate joint ventures is available in Note 5 to the Consolidated Financial Statements.

4.             Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30, 2004	December 31, 2003
Land	$260,197	$216,703
Buildings and improvements	1,231,518	1,003,214
	1,491,715	1,219,917
Less: accumulated depreciation	(131,018)	(103,070)
	$1,360,697	$1,116,847

Projects we had under construction or development consisted of the following:

	September 30, 2004	December 31, 2003
Land	$75,925	$53,356
Construction in progress	49,371	13,793
	$125,296	$67,149

2004 Acquisitions

We acquired the following office properties during the nine months ended September 30, 2004:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
400 Professional Drive	Gaithersburg, MD	3/5/2004	1	129,030	$23,196
Wildewood and Exploration/	St. Mary’s County, MD	3/24/2004 &
Expedition Office Parks		5/5/2004	9	489,924	57,844
10150 York Road	Hunt Valley, MD	4/15/2004	1	178,764	15,372
Pinnacle Towers	Tysons Corner, VA	9/23/2004	2	440,102	106,445
Corporate Pointe III	Chantilly, VA	9/29/2004	1	114,126	22,903
				1,351,946	$225,760

The table below sets forth the allocation of the acquisition costs of these properties:

	400 Professional Drive	Wildewood and Exploration/ Expedition	10150 York Road	Pinnacle Towers	Corporate Pointe III	Total
Land	$3,673	$10,160	$2,695	$18,564	$3,511	$38,603
Building and improvements	17,400	43,232	11,714	76,815	15,503	164,664
Intangible assets on real estate acquisitions	2,154	4,502	1,357	11,066	3,889	22,968
Total assets	23,227	57,894	15,766	106,445	22,903	226,235
Deferred revenue associated with acquired operating leases	(31)	(50)	(394)	—	—	(475)
Total acquisition cost	$23,196	$57,844	$15,372	$106,445	$22,903	$225,760

We also acquired the following during the nine months ended September 30, 2004:

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

•      a 5.3 acre parcel of land located in Herndon, Virginia that is adjacent to one of our office properties for $9,614 on April 29, 2004;

•      a property located in Blue Bell, Pennsylvania that is adjacent to an office park we own for $401 on July 15, 2004;

•      a 14.0 acre parcel of land located in Columbia, Maryland for $6,386 on September 20, 2004; and

•      an 18.8 acre parcel of land located in South Brunswick, New Jersey that is adjacent to an office park we own for $511 on September 29, 2004.

2004 Construction/Development

During the nine months ended September 30, 2004, we fully placed into service a new building located in Annapolis Junction, Maryland and a new building located in Lanham, Maryland.

As of September 30, 2004, we had construction underway on three new buildings in Annapolis Junction, Maryland and two new buildings in Chantilly, Virginia.  We also had development underway on two new buildings located in Annapolis Junction, Maryland.

2004 Dispositions

On April 26, 2004, we sold a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland for $9,600.  We issued to the buyer a $5,600 mortgage loan bearing interest at 5.5% and a maturity date of July 2005; the balance of the acquisition was in the form of cash from the buyer.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10 beginning July 1, 2004 until April 30, 2005, at which time the rent reduces to $1 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and

February 28, 2005 in exchange for extinguishment of the $5,600 mortgage loan with us and $4,000 in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the properties anytime after March 15, 2005 for the same consideration described in the previous sentence.  We accounted for this transaction using the financing method of accounting; as a result, the transaction was not recorded as a sale and the $4,000 in net proceeds received from the buyer is included in other liabilities on our consolidated balance sheet as of September 30, 2004.

5.             Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	September 30, 2004	December 31, 2003	Date Acquired	Ownership	Nature of Activity	Assets at 9/30/04	Exposure to Loss (1)
Route 46 Partners, LLC	$1,094	$1,055	3/14/03	20%	Operating building (2)	$23,074	$1,664
Gateway 70 LLC	—	3,017	4/5/01	See Below	Developing land parcel (3)	N/A	N/A
MOR Forbes 2 LLC	—	735	12/24/02	See Below	Operating building (4)	N/A	N/A
MOR Montpelier 3 LLC	—	455	2/21/02	See Below	Developing land parcel (5)	N/A	N/A
	$1,094	$5,262				$23,074	$1,664

(1)     Derived from the sum of our investment balance, loan guarantees (based on maximum loan balance) and maximum additional unilateral capital contributions and loans required from us.  Not reported above are additional amounts that we and our partners are required to fund when needed by these joint ventures; these funding requirements are proportional to our ownership percentage.

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

As discussed in Note 3, we adopted FIN 46R effective March 31, 2004 for VIEs created prior to February 1, 2003.  Upon this adoption, we began using the consolidation method of accounting for the following joint ventures that had previously been accounted for using either the equity or financing methods of accounting:

	Date Acquired	Ownership % at 9/30/04	Nature of Activity	Total Assets at 9/30/2004	Collateralized Assets at 9/30/2004
NBP 220, LLC	1/31/03	100%	Operating building (1)	$34,894	$33,162
MOR Forbes 2 LLC	12/24/02	50%	Operating building (2)	4,614	4,195
Gateway 70 LLC	4/5/01	80%	Developing land parcel (3)	3,782	—
MOR Montpelier 3 LLC	2/21/02	50%	Developing land parcel (4)	946	—
				$44,236	$37,357

(1)     This joint venture’s property is located in Annapolis Junction, Maryland.  Our ownership was 20% until we acquired the remaining interest on September 10, 2004.  The building was placed into service in September 2004.

(2)     This joint venture’s property is located in Lanham, Maryland.  The recently constructed building became 100% operational in August 2004.

(3)     This joint venture’s property is located in Columbia, Maryland.

(4)     This joint venture’s property is located in Laurel, Maryland.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.  The following table sets forth a condensed balance sheet for our one unconsolidated real estate joint venture as of September 30, 2004:

Commercial real estate property	$21,595
Other assets	1,479
Total assets	$23,074

Liabilities	$14,745
Owners’ equity	8,329
Total liabilities and owners’ equity	$23,074

6.             Investments in and Advances to Other Unconsolidated Entities

Our investments in and advances to other unconsolidated entities include the following:

	September 30, 2004	December 31, 2003	Date Acquired	Ownership % at 9/30/04	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)     TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30, 2004	December 31, 2003
Tenant value	$63,172	$46,613
Lease to market value	9,485	7,819
Lease cost portion of deemed cost avoidance	8,407	5,294
Market concentration premium	1,334	1,333
Subtotal	82,398	61,059
Accumulated amortization	(15,315)	(5,367)
Intangible assets on real estate acquisitions, net	$67,083	$55,692

8.             Deferred Charges

Deferred charges consisted of the following:

	September 30, 2004	December 31, 2003
Deferred leasing costs	$30,529	$20,712
Deferred financing costs	16,813	13,263
Goodwill	1,880	1,880
Deferred other	155	155
	49,377	36,010
Accumulated amortization	(22,970)	(18,287)
Deferred charges, net	$26,407	$17,723

9.             Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at September 30, 2004	Fair Value at December 31, 2003
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$(45)	$(467)
Interest rate swap	50.0	1.520%	1/7/2003	1/2/2004	—	—
Total					$(45)	$(467)

We have designated each of these derivatives as cash flow hedges.  These derivatives hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  At September 30, 2004, our outstanding interest rate swap was considered a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The table below sets forth our accounting application of changes in derivative fair values:

	For the nine months ended September 30,
	2004	2003
Increase (decrease) in fair value applied to AOCL (1) and minority interests	$345	$(232)
Increase in fair value recognized as gain (2)	77	—

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

10.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	September 30, 2004	December 31, 2003
1,725,000 designated as Series B Cumulative Redeemable Preferred Shares of beneficial interest (no shares issued and outstanding at September 30, 2004 and 1,250,000 shares issued and outstanding with an aggregate liquidation preference of $31,250 at December 31, 2003)	$—	$13
544,000 designated as Series D Cumulative Convertible Redeemable Preferred Shares of beneficial interest (no shares issued and outstanding at September 30, 2004 and 544,000 shares issued and outstanding with an aggregate liquidation preference of $13,600 at December 31, 2003)	—	5
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750 at September 30, 2004 and December 31, 2003)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625 at September 30, 2004 and December 31, 2003)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000 at September 30, 2004 and December 31, 2003)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000 at September 30, 2004 and December 31, 2003)	20	20
Total preferred shares	$67	$85

On February 11, 2004, the holder of the Series D Preferred Shares converted the shares into common shares on the basis of 2.2 common shares for each Series D Preferred Share, resulting in the issuance of 1,196,800 common shares.

On July 15, 2004, we redeemed the Series B Preferred Shares for a redemption price of $31,250.  At the completion of this transaction, we recognized a $1,813 decrease to net income available to common shareholders pertaining to the original issuance costs we incurred on the shares.

Common Shares

On April 23, 2004, we sold 2,750,000 common shares to an underwriter at a net price of $21.243 per share.  We contributed the net proceeds totaling approximately $58,200 to our Operating Partnership in exchange for 2,750,000 common units.

On September 28, 2004, we sold 2,283,600 common shares to underwriters at a net price of $25.10 per share.  We contributed the net proceeds totaling approximately $57,200 to our Operating Partnership in exchange for 2,283,600 common units.

During the nine months ended September 30, 2004, 236,108 common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit.

During the nine months ended September 30, 2004, we issued 99,935 common shares to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 113,478 common shares previously issued to employees.  We also issued 4,000 unrestricted common shares to employees during this period.

We issued 667,223 common shares upon the exercise of share options during the nine months ended September 30, 2004.

A summary of the activity in the AOCL component of shareholders’ equity for the nine months ended September 30, 2004 follows:

Beginning balance	$(294)
Unrealized gain on interest rate swaps, net of minority interests	258
Ending balance	$(36)

The table below sets forth our comprehensive income for the periods reported herein:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$9,750	$8,582	$27,586	$22,807
Increase (decrease) in fair value of derivatives	47	144	258	(199)
Total comprehensive income	$9,797	$8,726	$27,844	$22,608

11.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2004:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series B Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6250	$781
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6250	$781
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6250	$781

Series D Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2500	$136

Series E Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6406	$737
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6406	$737
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6406	$737
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.6172	$880
First Quarter 2004	March 31, 2004	April 15, 2004	$0.6172	$880
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.6172	$880
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.5000	$1,100
First Quarter 2004	March 31, 2004	April 15, 2004	$0.5000	$1,100
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.5000	$1,100
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.1458	$292
First Quarter 2004	March 31, 2004	April 15, 2004	$0.4688	$938
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.4688	$938
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.4688	$938

Common Shares:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$6,806
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$7,178
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.2350	$7,878
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.2550	$9,235

Common Units:
Fourth Quarter 2003	December 31, 2003	January 15, 2004	$0.2350	$2,085
First Quarter 2004	March 31, 2004	April 15, 2004	$0.2350	$2,074
Second Quarter 2004	June 30, 2004	July 15, 2004	$0.2350	$2,057
Third Quarter 2004	September 30, 2004	October 15, 2004	$0.2550	$2,201

12.          Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2004	2003
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FIN 46R:
Operating properties	$2,176	$—
Projects under construction or development	17,959	—
Investments in and advances to unconsolidated real estate joint ventures	(3,957)	—
Restricted cash	10	—
Accounts receivable, net	145	—
Deferred rent receivable	7	—
Deferred charges, net	1,026	—
Prepaid and other assets	(3,263)	—
Mortgage and other loans payable	(10,171)	—
Accounts payable and accrued expenses	(2,737)	—
Rents received in advance and security deposits	(347)	—
Other liabilities	4,650	—
Minority interests-other consolidated real estate entities	(5,498)	—
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$(83)	$—
Investments in and advances to unconsolidated real estate joint ventures	83	—
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$99,756	$16,917
Notes receivable assumed upon sales of real estate	$—	$3,300
Investment in real estate joint venture obtained with disposition of property	$—	$2,300
Increase (decrease) in accrued capital improvements and leasing costs	$14,383	$(856)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$576	$323
Accretion of other liability to commercial real estate properties	$147	$358
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$345	$(232)
Issuance of preferred units in the Operating Partnership	$8,800	$—
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$17,799	$6,688
Dividends/distribution payable	$14,533	$11,637
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$5,553	$2,066
Conversion of preferred shares adjusted to common shares and paid in capital	$12	$—
Issuance of restricted shares	$2,271	$—

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

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	Northern/ Central New Jersey	Greater Harrisburg	Suburban Maryland	Southern Maryland	Other	Total
Three months ended September 30, 2004:
Revenues	$26,921	$10,121	$2,506	$4,696	$2,271	$2,622	$1,750	$2,210	$53,097
Property operating expenses	8,658	3,166	39	1,387	689	927	376	955	16,197
NOI	$18,263	$6,955	$2,467	$3,309	$1,582	$1,695	$1,374	$1,255	$36,900
Commercial real estate property expenditures	$43,159	$121,415	$593	$901	$65	$88	$26	$1,100	$167,347

Three months ended September 30, 2003:
Revenues	$24,670	$9,010	$2,507	$3,685	$2,372	$1,481	$—	$1,725	$45,450
Property operating expenses	7,242	2,657	36	1,300	663	536	—	628	13,062
NOI	$17,428	$6,353	$2,471	$2,385	$1,709	$945	$—	$1,097	$32,388
Commercial real estate property expenditures	$3,741	$61,663	$201	$122	$74	$101	$—	$381	$66,283

Nine months ended September 30, 2004:
Revenues	$77,220	$34,296	$7,519	$14,036	$6,682	$6,535	$3,536	$6,136	$155,960
Property operating expenses	24,394	9,552	118	4,114	2,190	2,310	768	2,437	45,883
NOI	$52,826	$24,744	$7,401	$9,922	$4,492	$4,225	$2,768	$3,699	$110,077
Commercial real estate property expenditures	$87,249	$139,957	$944	$1,650	$329	$27,475	$55,324	$17,017	$329,945
Segment assets at September 30, 2004	$753,607	$415,076	$101,425	$84,676	$67,796	$70,675	$59,205	$98,253	$1,650,713

Nine months ended September 30, 2003:
Revenues	$71,261	$20,116	$7,519	$11,864	$7,523	$5,259	$—	$5,212	$128,754
Property operating expenses	21,599	6,191	106	4,193	2,093	2,150	—	1,857	38,189
NOI	$49,662	$13,925	$7,413	$7,671	$5,430	$3,109	$—	$3,355	$90,565
Commercial real estate property expenditures	$44,860	$122,755	$510	$351	$241	$506	$—	$1,131	$170,354
Segment assets at September 30, 2003	$642,534	$262,678	$102,631	$84,844	$69,724	$41,784	$—	$96,276	$1,300,471

The following tables reconcile our segment revenues and property operating expenses to total revenues and operating expenses as reported on our Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Segment revenues	$53,097	$45,450	$155,960	$128,754
Construction contract revenues	6,766	19,008	18,136	24,222
Other service operations revenues	959	795	3,806	2,241
Less: revenues from discontinued real estate operations	—	(2)	—	(910)
Total revenues	$60,822	$65,251	$177,902	$154,307

Segment property operating expenses	$16,197	$13,062	$45,883	$38,189
Less: property expenses from discontinued real estate operations	—	13	—	(359)
Total property operating expenses	$16,197	$13,075	$45,883	$37,830

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
NOI for reportable segments	$36,900	$32,388	$110,077	$90,565
Construction contract revenues	6,766	19,008	18,136	24,222
Other service operations revenues	959	795	3,806	2,241
Gain (loss) on sales of real estate, excluding discontinued operations	24	23	(174)	448
Equity in income (loss) of unconsolidated real estate joint ventures	—	95	(88)	(91)
Income tax expense	(145)	(297)	(375)	(238)
Less:
Depreciation and other amortization associated with real estate operations	(11,802)	(9,462)	(38,045)	(26,735)
Construction contract expenses	(6,483)	(18,035)	(17,280)	(23,099)
Other service operations expenses	(754)	(1,026)	(3,194)	(2,784)
General and administrative expenses	(2,698)	(1,937)	(7,471)	(5,651)
Interest expense	(10,839)	(10,436)	(31,615)	(30,608)
Amortization of deferred financing costs	(577)	(773)	(1,936)	(1,957)
Minority interests	(1,601)	(1,757)	(4,255)	(5,378)
NOI from discontinued operations	—	(15)	—	(551)
Income from continuing operations	$9,750	$8,571	$27,586	$20,384

 We did not allocate gain (loss) on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in income (loss) of unconsolidated real estate joint ventures, general and administrative expense and minority interests because these items represent general corporate items not attributable to segments.

14.          Income Taxes

COMI’s provision for income tax consists of the following:

	For the nine months ended September 30,
	2004	2003
Current
Federal	$—	$—
State	—	—
	—	—
Deferred
Federal	308	196
State	67	42
	375	238
Total	$375	$238

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation made in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate for the nine months ended September 30, 2004 and 2003 was approximately 40%.

15.          Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with an operating property located in Oxon Hill, Maryland that was sold on March 31, 2003.  The table below sets forth the components of income from discontinued operations:

	For the three months ended September 30, 2003	For the nine months ended September 30, 2003
Revenue from real estate operations	$2	$910
Expenses from real estate operations:
Property operating expenses	(13)	359
Depreciation and amortization	—	19
Interest expense	—	100
Expenses from real estate operations	(13)	478
Earnings from real estate operations before gain on sale of real estate and minority interests	15	432
Gain on sale of real estate	—	2,995
Income from discontinued operations before minority interests	15	3,427
Minority interests in discontinued operations	(4)	(1,004)
Income from discontinued operations, net of minority interests	$11	$2,423

16.          Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from our ownership and operation of properties.  Management does not anticipate that any liabilities that may result will have a materially adverse effect on our financial position, operations or liquidity. We are subject to various Federal, state and local environmental regulations related to our property ownership and operation.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

Acquisitions

As of September 30, 2004, we were under contract to acquire two office properties in St. Mary’s County, Maryland for $8,014.  We expect to acquire these properties in November 2004.

Joint Ventures

We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $320 to fund our partners’ preferred return.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.  In addition, we agreed to unilaterally loan the joint venture an additional $250 in the event funds are needed by the entity.

We may need to make our share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

In the three real estate joint ventures owned as of September 30, 2004, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of one and 50% each in the case of two) if defined events were to occur.  The amount we would be required to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $1,300; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of September 30, 2004 were as follows:

2004	$158
2005	616
2006	355
2007	71
2008	62
Thereafter	11
$1,273

Land Leases

At September 30, 2004, we were obligated as lessee under leases for two parcels of land, both of which are being held for future development (see section above entitled “2004 Dispositions”).  These leases provide for monthly rent through April 2079.  Future minimum annual rental payments due under the terms of these leases as of September 30, 2004 were as follows:

2004	$30
2005	48
2006	12
2007	12
2008	12
Thereafter	844
$958

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum annual rental payments due under the terms of these leases as of September 30, 2004 were as follows:

2004	$85
2005	315
2006	252
2007	150
2008	74
$876

17.          Pro Forma Financial Information

We accounted for our 2003 and 2004 acquisitions using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2004.

We prepared our pro forma condensed consolidated financial information presented below as if all of our 2003 and 2004 acquisitions and dispositions of operating properties had occurred on January 1, 2003.  The pro forma financial information is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred on January 1, 2003, nor does it purport to indicate our results of operations for future periods.

	For the nine months ended September 30,
	2004	2003

Pro forma total revenues	$191,605	$183,582
Pro forma net income	$28,389	$23,669
Pro forma net income available to common shareholders	$13,901	$4,221
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.43	$0.15
Diluted	$0.41	$0.14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a real estate investment trust, or REIT, that focuses on the ownership, management, leasing, acquisition and development of suburban office properties located in select submarkets in the Mid-Atlantic region of the United States.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of operating properties in our portfolio totaled 136 as of September 30, 2004 and 119 as of December 31, 2003.  Our growth in number of operating properties over that timeframe was achieved primarily through our acquisition of properties.

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

During the nine months ended September 30, 2004, we:

•                  experienced increased revenues, operating expenses and earnings from real estate operations due primarily to the addition of properties through acquisition and construction activities;

•                  experienced increased revenue from Same-Office Properties of $3.8 million, or 3%, and increased operating expenses from those properties of $3.0 million, or 8%;

•                  finished the period with occupancy for our portfolio of properties at 93.0%;

•                  renewed 76.6% of the square footage under leases expiring during the period;

•                  acquired 14 office properties and seven land parcels for $248.6 million; 57.5% of these acquisition costs represented properties located in Northern Virginia and nine of these office properties represented our initial entry into the Southern Maryland region;

•                  sold 5,033,600 common shares to underwriters for net proceeds of approximately $115.4 million; and

•                  obtained a new $300.0 million revolving credit facility which replaced our previous facility.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2004.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2004 compared to the same periods in 2003;

•                  how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2004;

•                  our cash flows during the nine months ended September 30, 2004;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our funds from operations for the three and nine months ended September 30, 2004 and 2003.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the three months ended September 30,				For the nine months ended September 30,
	2004	2003	Variance	% Change	2004	2003	Variance	% Change
Revenues
Rental revenue	$47,491	$40,210	$7,281	18%	$139,723	$112,921	$26,802	24%
Tenant recoveries and other real estate operations revenue	5,606	5,238	368	7%	16,237	14,923	1,314	9%
Construction contract revenues	6,766	19,008	(12,242)	(64)%	18,136	24,222	(6,086)	(25)%
Other service operations revenues	959	795	164	21%	3,806	2,241	1,565	70%
Total revenues	60,822	65,251	(4,429)	(7)%	177,902	154,307	23,595	15%
Expenses
Property operating	16,197	13,075	3,122	24%	45,883	37,830	8,053	21%
Depreciation and other amortization associated with real estate operations	11,802	9,462	2,340	25%	38,045	26,735	11,310	42%
Construction contract expenses	6,483	18,035	(11,552)	(64)%	17,280	23,099	(5,819)	(25)%
Other service operations expenses	754	1,026	(272)	(27)%	3,194	2,784	410	15%
General and administrative expense	2,698	1,937	761	39%	7,471	5,651	1,820	32%
Total operating expenses	37,934	43,535	(5,601)	(13)%	111,873	96,099	15,774	16%
Operating income	22,888	21,716	1,172	5%	66,029	58,208	7,821	13%
Interest expense	(10,839)	(10,436)	(403)	4%	(31,615)	(30,608)	(1,007)	3%
Amortization of deferred financing costs	(577)	(773)	196	(25)%	(1,936)	(1,957)	21	(1)%
Gain (loss) on sales of real estate, excluding discontinued operations	24	23	1	4%	(174)	448	(622)	N/A
Equity in income (loss) of unconsolidated real estate joint ventures	—	95	(95)	(100)%	(88)	(91)	3	(3)%
Income tax expense	(145)	(297)	152	(51)%	(375)	(238)	(137)	58%
Income from continuing operations before minority interests	11,351	10,328	1,023	10%	31,841	25,762	6,079	24%
Minority interests	(1,601)	(1,757)	156	(9)%	(4,255)	(5,378)	1,123	(21)%
Income from discontinued operations, net	—	11	(11)	(100)%	—	2,423	(2,423)	(100)%
Net income	9,750	8,582	1,168	14%	27,586	22,807	4,779	21%
Preferred share dividends	(3,784)	(3,157)	(627)	20%	(12,675)	(8,224)	(4,451)	54%
Repurchase of preferred units in excess of recorded book value	—	—	—	N/A	—	(11,224)	11,224	(100)%
Issuance costs associated with redeemed preferred shares	(1,813)	—	(1,813)	N/A	(1,813)	—	(1,813)	N/A
Net income available to common shareholders	$4,153	$5,425	$(1,272)	(23)%	$13,098	$3,359	$9,739	290%
Basic earnings per common share
Income before discontinued operations	$0.12	$0.19	$(0.07)	(37)%	$0.41	$0.04	$0.37	925%
Net income	$0.12	$0.19	$(0.07)	(37)%	$0.41	$0.13	$0.28	215%
Diluted earnings per common share
Income before discontinued operations	$0.12	$0.18	$(0.06)	(33)%	$0.39	$0.03	$0.36	1200%
Net income	$0.12	$0.18	$(0.06)	(33)%	$0.39	$0.12	$0.27	225%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

Over the last three years, the United States economy suffered from an economic slowdown that we believe had an adverse effect on the office real estate leasing market.  Occupancy rates declined in most parts of the country, placing downward pressure on rental rates and increasing the competitive environment for attracting tenants.  We believe that the national trend was felt in each of our geographic regions, contributing towards decreased occupancy in our portfolio of properties.  We also experienced downward pressure on rental rates and increased competition for tenants in our properties.  During the latter portion of 2003 and in the first three quarters of 2004, we believe that there was an increase in leasing activity in several of our regions.  We expect the increased leasing activity trend in these regions to continue into 2005, which we expect would improve occupancy levels in those regions and in our properties.

The table below sets forth certain occupancy and leasing information:

	September 30, 2004	December 31, 2003
Occupancy for portfolio of properties	93.0%	91.2%
Average contractual annual rental rate per square foot(1)	$20.28	$20.06
Weighted average lease term (in years)	4.9	4.9

(1) Includes estimated expense reimbursements.

We were able to renew 76.6% of the square footage under leases expiring in the nine months ended September 30, 2004.  The occupancy and leasing information reflected in the table above includes the effects of properties acquired during the nine months ended September 30, 2004; these properties were 90.6% occupied and had a weighted average lease term of 6.0 years as of September 30, 2004.

As we discussed above, we observed signs of improvement in leasing trends in many of our submarkets.  However, since rental conditions in many of our regions continue to be affected by the economic downturn, we expect that the operating performance of our properties may be adversely affected as we attempt to lease vacant space and renew leases that are scheduled to expire.  Our exposure over the remainder of 2004 and 2005 is reduced somewhat by the fact that only 12.6% of our annualized rental revenues from leases in place as of September 30, 2004 were from leases scheduled to expire by the end of 2005.

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

Geographic concentration of property operations

During the nine months ended September 30, 2004, we acquired nine properties in St. Mary’s County, Maryland, which is located in Southern Maryland; these acquisitions marked our entry into that submarket of the Greater Washington, D.C. area.  We also acquired three properties in Northern Virginia, one property in Suburban Maryland and one property in North Baltimore County.  The table below sets forth the regional allocation of our portfolio annualized rental revenue:

	% of Portfolio Annualized Rental Revenue as of
Region	September 30, 2004	December 31, 2003
Baltimore/Washington Corridor	49.9%	53.6%
Northern Virginia	22.5%	19.8%
Northern/Central New Jersey	8.0%	9.5%
Greater Philadelphia	4.7%	5.7%
Suburban Maryland	4.1%	2.9%
Harrisburg, Pennsylvania	3.9%	5.1%
Southern Maryland	3.1%	N/A
Other	3.8%	3.4%
	100.0%	100.0%

The changes in the percentages between the two points in time are attributable primarily to the property acquisitions.  We expect that we will focus most of our acquisition and development activities in the Northern Virginia and the Baltimore/Washington Corridor regions in the remainder of 2004 and 2005.  In addition, we are contractually obligated to acquire two additional office properties in the Southern Maryland region.

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio Annualized Rental Revenue for 20 Largest Tenants as of
Tenant	September 30, 2004	December 31, 2003

United States of America	13.4%	14.8%
Computer Sciences Corporation (1)	5.4%	6.3%
Booz Allen Hamilton, Inc.	5.0%	2.6%
AT&T Corporation (1)	4.4%	5.2%
Titan Corporation (1)	4.0%	1.3%
General Dynamics Corporation	3.6%	3.3%
Unisys (2)	3.6%	4.4%
Northrop Grumman Corporation	2.7%	2.5%
The Boeing Company (1)	1.8%	2.1%
Wachovia Bank	1.8%	N/A
Ciena Corporation	1.8%	2.2%
VeriSign, Inc.	1.8%	5.1%
The Aerospace Corporation	1.6%	1.9%
Magellan Health Services, Inc.	1.3%	1.8%
PricewaterhouseCoopers LLP	1.3%	N/A
Commonwealth of Pennsylvania (1)	1.2%	1.5%
Johns Hopkins University (1)	1.1%	1.3%
Merck & Co., Inc. (2)	1.1%	1.3%
Carefirst, Inc. and Subsidiaries (1)	1.0%	1.2%
USinternetworking, Inc.	0.9%	1.1%
Comcast Corporation	N/A	1.0%
Omniplex World Services	N/A	0.9%
Subtotal of 20 largest tenants	58.8%	61.8%
All remaining tenants	41.2%	38.2%
Total	100.0%	100.0%

(1) Includes affiliated organizations and agencies.

(2) Unisys subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

As noted above, most of the leases with the United States Government provide for a series of one-year terms or provide for early termination rights.  The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding for such leases.

Industry concentration of tenants

The percentage of our portfolio annualized rental revenue derived from the United States defense industry increased during the nine months ended September 30, 2004 due primarily to our property acquisitions as well as current tenant expansion to other buildings within our portfolio.  The table below sets forth the percentage of our annualized rental revenue derived from that industry:

	% of Annualized Rental Revenue as of
	September 30, 2004	December 31, 2003
Total Portfolio	44.3%	39.9%
Baltimore/Washington Corridor	61.2%	57.4%
Northern Virginia	47.9%	45.5%
Southern Maryland	87.0%	N/A

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as comprising three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the third quarters of 2003 and 2004, Same-Office Properties would be properties owned and 100% operational from July 1, 2003 through September 30, 2004.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes between the three month periods ended September 30, 2004 and 2003
	Property Additions	Same-Office Properties		Sold Properties	Other	Total
	Dollar Change (1)	Dollar Change	Percentage Change	Dollar Change	Dollar Change	Dollar Change
Revenues from real estate operations Rental revenue	$5,159	$2,122	6%	$—	$—	$7,281
Tenant recoveries and other real estate operations revenue	250	204	4%	(18)	(68)	368
Total	$5,409	$2,326	5%	$(18)	$(68)	$7,649

Property operating expenses	$1,574	$1,612	13%	$—	$(64)	$3,122

Straight-line rental revenue adjustments included in rental revenue	$258	$1,076	N/A	$—	$—	$1,334
Amortization of origination value of leases on acquired properties included in rental revenue	$(29)	$(93)	N/A	$—	$—	$(122)

Number of operating properties included in component category	24	111	N/A	—	N/A	135

(1) Includes 19 acquired properties and five newly-constructed properties.

	Changes between the nine month periods ended September 30, 2004 and 2003
	Property Additions	Same-Office Properties		Sold Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change	Change
Revenues from real estate operations Rental revenue	$24,260	$3,164	3%	$(622)	$—	$26,802
Tenant recoveries and other real estate operations revenue	989	638	5%	(92)	(221)	1,314
Total	$25,249	$3,802	3%	$(714)	$(221)	$28,116

Property operating expenses	$5,465	$2,955	8%	$(320)	$(47)	$8,053

Straight-line rental revenue adjustments included in rental revenue	$3,470	$(1,576)	N/A	$(12)	$—	$1,882
Amortization of origination value of leases on acquired properties included in rental revenue	$(917)	$259	N/A	$—	$—	$(658)

Number of operating properties included in component category	26	109	N/A	1	N/A	136

(1) Includes 21 acquired properties and five newly-constructed properties.

(2) Includes sold operating properties that are not reported as discontinued operations.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  The increase in rental revenue of the Property Additions includes $5.6 million for the nine-month comparison periods that is attributable to net revenue from the early termination of leases; most of this increase is attributable to one lease termination transaction.  To explain further the concept of net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

The increase in rental revenue from the Same-Office Properties for the three-month comparison periods was attributable primarily to an increase in occupancy between the two periods; $718,000 of this increase was derived from one property.

The increase in rental revenue from the Same-Office Properties for the nine-month comparison periods was attributable primarily to an increase in occupancy and rental rates between the two periods, including $2.0 million attributable to one property; the total increase was offset somewhat by a $931,000 decrease in net revenue from the early termination of leases.

Rental revenue reported herein includes net revenue from the early termination of leases of $1.5 million for the three months ended September 30, 2004 and $8.7 million for the nine months ended September 30, 2004.  While early lease terminations are not unusual and can be unpredictable, we believe that the revenue we recognized from such terminations in 2004 is higher than we can expect to recognize in future years in the foreseeable future.

The increase in the Same-Office Properties’ property operating expenses for the three-month comparison periods included the following:

•                  increase of $658,000, or 67.2%, in property labor costs due mostly to an increase in billable rates of repairs and maintenance employees, although $217,000 of this increase is attributable to a building that was not staffed with employees in the prior period.  We expect that the increasing trend in property labor costs may diminish in the future due to a potential downward adjustment in the billable rates of repairs and maintenance salaries;

•                  increase of $254,000, or 15.4%, in cleaning expenses; much of this increase was due to cleaning costs required in the current period at properties that had increased occupancy over the prior period; and

•                  increase of $236,000, or 8.8%, in utilities due primarily to (1) rate increases as a result of energy de-regulation in Maryland during the current period and (2) increased occupancy over the prior period at certain properties.

The increase in the Same-Office Properties’ property operating expenses for the nine-month comparison periods included the following:

•                  increase of $1.4 million, or 44.5%, in property labor costs due primarily to the reasons discussed above for the three-month comparison periods and higher than normal hours during the earlier portion of the year for projects undertaken at certain properties;

•                  increase of $762,000, or 16.4%, in cleaning expenses due primarily to the reason discussed above for the three-month comparison period;

•                  increase of $548,000, or 7.6%, in real estate taxes due primarily to an increase in the assessed value of many of our properties.  This increasing trend was present across all of our regions.  While we continue to monitor the reasonableness of the increase in the assessed value of our properties in determining whether appeals are necessary, we expect that this increasing trend will continue.  We also expect that the rates used by state and local municipalities to assess real estate taxes on our properties may increase in the future in response to budgetary shortfalls in those municipalities;

•                  increase of $415,000, or 26.4%, in heating and air conditioning repairs and maintenance attributable primarily to one building; a tenant in this building is reimbursing us for these costs through its tenant recovery billings;

•                  increase of $488,000, or 54.0%, in general administrative costs allocable to property operations due primarily to an increase in asset management and legal staffing over the prior period;

•                  decrease of $746,000, or 38.3%, in snow removal due to higher snowfall in the prior period; and

•                  decrease of $383,000, or 79.6%, in expense associated with doubtful or uncollectible receivables.  Most of this decrease was attributable to a large expense associated with a particular tenant in the prior period coupled with much lower expense in the current period.

Construction contract and other service operations revenues and expenses

The table below sets forth the computation of changes in income derived from our service operations:

	Changes between the three months ended September 30, 2003 and 2004			Changes between the nine months ended September 30, 2003 and 2004
	Construction contract dollar change	Other service operations dollar change	Total dollar change	Construction contract dollar change	Other service operations dollar change	Total dollar change
Service operations
Revenues	$(12,242)	$164	$(12,078)	$(6,086)	$1,565	$(4,521)
Expenses	(11,552)	(272)	(11,824)	(5,819)	410	(5,409)
Income from service operations	$(690)	$436	$(254)	$(267)	$1,155	$888

The decrease in income from construction contracts is due primarily to additional profit recognized on two construction management contracts in the three months ended September 30, 2003.

The increase in income from other service operations for the nine-month comparison periods can be attributed primarily to (1) an $866,000 increase in income from the heating and air conditioning services and controls division and (2) a $519,000 increase in income from the property management division.  The improvement in income from the heating and air conditioning services and controls division is attributable primarily to increased time and materials billing activity from its service contract and controls product lines.  Much of this activity is attributable to several large contracts; once these contracts are complete, additional contracts will need to be obtained to continue to maintain the activity level.  As a result, there is a high level of uncertainty over whether the improvement in income from the division is a trend that will continue.  The increase in income from the property management division is attributable mostly to (1) an increase in billable rates of repairs and maintenance employees and (2) higher hours billed per employee.  We expect that this trend may diminish in the future due to a potential downward adjustment in the billable rates of repairs and maintenance employees.

Depreciation and amortization

The increase in our depreciation and other amortization expense for the three and nine-month comparison periods is attributable primarily to the Property Additions and includes $3.2 million in depreciation and amortization recorded in connection with one lease termination transaction.

General and administrative expenses

General and administrative expenses increased $761,000, or 39.3%, for the three-month comparison periods.  This increase includes the following:

•                  an increase of $348,000 in compensation expenses due primarily to additional employee positions, increased expenses associated with restricted common shares and increased salaries for existing employees;

•                  an increase of $122,000 in consulting expense which includes, among other things, the Company’s Sarbanes-Oxley Section 404 preparation; and

•                  an increase of $102,000 in costs expensed for abandoned acquisition and development opportunities.

General and administrative expenses increased $1.8 million, or 32.2%, for the nine-month comparison periods.  This increase includes the following:

•                  an increase of $866,000 in compensation expenses due primarily to additional employee positions, increased expenses associated with restricted common shares and increased salaries for existing employees;

•                  an increase of $230,000 in consulting expense which includes, among other things, the Company’s Sarbanes-Oxley Section 404 preparation;

•                  an increase of $121,000 in costs expensed for abandoned acquisition and development opportunities; and

•                  an increase of $91,000 in directors’ and officers’ insurance costs due to higher rates.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $207,000, or 1.8%, during the three months ended September 30, 2004.  Our interest expense and amortization of deferred financing costs increased $986,000, or 3.0% during the nine months ended September 30, 2004.  These increases are attributable primarily to increases in our average outstanding debt balance of 13.4% for the three-month comparison periods and 13.7% for the nine-month comparison periods resulting from our 2003 and 2004 acquisition and development activities, offset by repayments of debt using proceeds from offerings that took place during 2003 and 2004.  Our weighted average interest rates decreased from 5.7% to 5.6% for the three-month comparison periods and from 5.9% to 5.7% for the nine-month comparison periods.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

Gain (loss) on sales of real estate, excluding sales classified as discontinued operations

During the nine months ended September 30, 2004, we recognized a $245,000 decrease to a gain recognized on a prior year disposition of an investment in a real estate joint venture as a result of a change in the settlement negotiated between our joint venture partner and us.  During the nine months ended September 30, 2003, we recognized a $376,000 gain on the sale of two land parcels.  Gain on sales of real estate for both periods also includes amortized gain from a building sale that occurred in 2002.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our gain on sales of real estate is subject to material fluctuation from period to period.

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

As of September 30, 2004, we owned approximately 95% of the outstanding preferred units and approximately 80% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 included the following:

•                  because we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares, additional units were issued to us as we issued new shares during the last nine months of 2003 and the first nine months of 2004;

•                  certain minority interest holders of common units exchanged their common units for our common shares;

•                  our repurchased of the Series C Preferred Units from third parties in June 2003 (as discussed in the section below entitled “Adjustments to net income to arrive at net income available to common shareholders”);

•                  the conversion of the Series D Preferred Shares (as discussed in Note 10 to the Consolidated Financial Statements);

•                  our redemption of the Series B Preferred Shares in July 2004 (as discussed in Note 10 to the Consolidated Financial Statements); and

•                  our issuance of the Series I Preferred Units to a third party in September 2004 (as discussed in Note 3 to the Consolidated Financial Statements).

Our income allocated to minority interest holders of preferred units decreased due to our repurchase of the Series C Preferred Units, offset slightly by the issuance of the Series I Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

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

Adjustments to net income to arrive at net income available to common shareholders

We completed the sale of two series of preferred shares in 2003.  On February 11, 2004, the holder of our Series D Preferred Shares converted the shares into 1,196,800 common shares.  Preferred share dividends increased due to the dividend requirements of the two new series of preferred shares issued in 2003.  This increase was offset somewhat by the decrease caused by the absence of the dividend requirements of the Series D Preferred Shares for all of the three months and most of the nine months ended September 30, 2004.

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

During the three and nine months ended September 30, 2004, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series B Preferred Shares.  We redeemed these shares in July 2004 for a redemption price of $31.3 million.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders for the three-month comparison period decreased due primarily to the issuance costs associated with the redeemed Series B Preferred Shares, discussed in the immediately preceding section, as well as the increased common shares outstanding due to common share issuances in 2004 (see Note 10 to the Consolidated Financial Statements).

Diluted earnings per common share on net income available to common shareholders for the nine-month comparison period increased due primarily to the $11.2 million decrease to net income available to common shareholders in 2003 representing the excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.  This increase was offset somewhat by the issuance costs associated with the redeemed Series B Preferred Shares and the increased common shares outstanding due to common share issuances in 2003 and 2004.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $6.8 million as of September 30, 2004, a 28% decrease over the balance at December 31, 2003.  The balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $14.6 million, or 27.3%, when comparing the nine months ended September 30, 2004 and 2003; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, debt service, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and financing activities during the nine months ended September 30, 2004

We acquired 14 office properties totaling 1,351,946 square feet and seven parcels of land for $248.6 million.  These acquisitions were financed using the following:

•                  $139.2 million from borrowings of new and assumed mortgage loans;

•                  $91.0 million in borrowings from our Revolving Credit Facility;

•                  $8.8 million from preferred units in the Operating Partnership issued;

•                  $4.0 million from common share sale proceeds; and

•      cash reserves for the balance.

We had construction activities underway on five office properties totaling 696,464 square feet that were 50.9% pre-leased.  Costs incurred on these properties through September 30, 2004 totaled approximately $50.4 million, of which $34.2 million was incurred in 2004.  We have loan facilities in place totaling $78.0 million to finance the construction of four of these properties; borrowings under these facilities totaled $23.3 million at September 30, 2004.  The remaining costs were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our real estate property additions, excluding additions related to the consolidation of real estate joint ventures in connection with our adoption of FIN 46R, which is described below (in thousands):

	For the nine months ended September 30, 2004
Acquisitions	$228,504
Construction and development	64,490
Tenant improvements on operating properties	10,612	(1)
Capital improvements on operating properties	6,228
	$309,834

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

On March 10, 2004, we obtained a new Revolving Credit Facility with a number of lenders led by Wachovia Bank, National Association.  The terms of the new Revolving Credit Facility are discussed in the section below entitled “Analysis of Indebtedness.”  We used proceeds from our initial borrowing under this facility to (1) repay the $27.8 million balance that was outstanding under our since-terminated Revolving Credit Facility with Bankers Trust Company and (2) refinance $95.2 million in other mortgage loans.

During the nine months ended September 30, 2004, we borrowed $271.4 million under mortgage and other loans payable, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•                  $139.2 million to finance acquisitions;

•                  $64.0 million to pay down the revolver;

•                  $43.5 million to refinance existing debt;

•                  $13.7 million to finance construction activities; and

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

On September 28, 2004, we sold 2,283,600 common shares to underwriters at a net price of $25.10 per share.  We contributed the net proceeds totaling $57.2 million to our Operating Partnership in exchange for 2,283,600 common units.  The proceeds were used to pay down our Revolving Credit Facility.

Analysis of cash flow associated with investing and financing activities

Our net cash flow used in investing activities increased $58.9 million when comparing the nine months ended September 30, 2004 and 2003.  This increase was due primarily to the following:

•                  $36.9 million decrease in proceeds from sales of properties.  We generally do not acquire properties with the intent of selling them.  We generally sell properties when we believe that most of the earnings growth potential in such properties has been realized or determine that a property no longer fits within our strategic plans due to its type and/or location.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to material fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend; and

•                  $22.3 million increase in purchases of and additions to commercial real estate; this increase is due primarily to an increase in property acquisitions.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; while we expect to continue to acquire properties in the future, we are unable to predict whether the increasing acquisition volume is a trend that will continue.

Our cash flow provided by financing activities increased $34.2 million when comparing the nine months ended September 30, 2004 and 2003.  This increase included the following:

•                  $270.6 million increase in proceeds from mortgage and other loans payable; this increase is due primarily to the following:

•                  borrowings under our new Revolving Credit Facility that were used to fund our loan refinancings and repayment of the since-terminated Revolving Credit Facility with Bankers Trust Company and property acquisitions; and

•                  borrowing under a $115.0 million with Teachers Insurance and Annuity Association of America (“TIAA”) that was used primarily to pay down the Revolving Credit Facility and refinance other existing debt.

•                  $209.4 million increase in repayments of mortgage and other loans payable; this increase is attributable primarily to the additional repayments of existing loans using borrowings under our new Revolving Credit Facility and the new loan with TIAA described above;

•                  $35.6 million in cash used to repurchase the Series C Preferred Units in the Operating Partnership in 2003; this occurred as a result of a specific transaction that will not recur on an ongoing basis;

•                  $31.3 million in cash used to redeem the Series B Preferred Shares in 2004.  We may use cash in the future to redeem outstanding series of preferred shares once they become redeemable; as such redemptions occur, we would expect to finance the cost of such a redemption using proceeds from the sale of common or preferred shares.  None of our preferred shares are redeemable before July 2006;

•                  $13.0 million decrease in common and preferred shares issuances completed during the two periods being compared; and

•                  $9.2 million increase in dividends and distributions paid due to (1) the increase of common and preferred shares outstanding following share issuances in the last nine months of 2003 and the first nine months of 2004, net of the decrease in preferred shares outstanding relating to the redemption of the Series B Preferred Shares and the conversion of the Series D Preferred Shares, and (2) an increased dividend rate on common shares and common units.

Off-Balance Sheet Arrangements

On April 26, 2004, we sold for $9.6 million a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland.  We issued to the buyer a $5.6 million mortgage loan bearing interest at 5.5% and a maturity date of July 2005; the balance of the acquisition was in the form of cash from the buyer.  Upon completion of the sale, we entered into an agreement with the buyer to lease the land parcels for an aggregate monthly payment of $10,000 from July 1, 2004 until April 30, 2005, at which time the rent reduces to $1,000 per month until 2079.  The buyer in this transaction has an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5.6 million mortgage loan with us and $4.0 million in common units in our Operating Partnership; a unit price ranging from $24.45 to $25.90 per unit will be used to determine the number of units in the Operating Partnership that the buyer would receive if the option were exercised.  If the buyer in this transaction does not exercise its option to contribute the two land parcels into our Operating Partnership, we have the option to re-acquire the properties anytime after March 15, 2005 for the same consideration described in the previous sentence.  We accounted for this transaction using the financing method of accounting; as a result, the transaction was not recorded as a sale and the $4.0 million in net proceeds received from the buyer is included in other liabilities on our consolidated balance sheet as of September 30, 2004.

On September 10, 2004, we acquired for $4.9 million the interest of our joint venture partner in NBP 220, LLC, a construction joint venture managed by us (defined in the 2003 Annual Report on Form 10-K as “Internally Managed JVs”).

We had no other significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2003 Annual Report on Form 10-K.  However, we did change our accounting for our real estate joint ventures, as described below.

All of our real estate joint venture investments as of September 30, 2004 can be classified into one of the following three categories:

•                  Externally-managed construction joint ventures (the “Externally-Managed JVs”).  These joint ventures construct buildings to either be sold to third-parties or purchased by us;

•                  Internally-Managed JVs; and

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

Analysis of indebtedness

Mortgage and other loans payable at September 30, 2004 consisted of the following (dollars in thousands):

Revolving Credit Facility, LIBOR+1.25 to 1.55%, maturing March 2007 (1)	$121,600
Teachers Insurance and Annuity Association of America, 5.47%, maturing September 2011	115,000
Teachers Insurance and Annuity Association of America, 6.89%, maturing November 2008	75,853
Teachers Insurance and Annuity Association of America, 5.20%, maturing October 2013 (2)	63,066
Teachers Insurance and Annuity Association of America, 7.72%, maturing October 2006	55,281
Transamerica Occidental Life Insurance Company, 5.36%, maturing December 2010	51,242
Wachovia Bank term loan, LIBOR+1.20 to 1.50%, maturing September 2007 (1)	34,500
Metropolitan Life Insurance Company, 6.91%, maturing June 2007	32,810
Teachers Insurance and Annuity Association of America, 7.0%, maturing March 2009	32,739
Allstate Life Insurance Company, 5.6%, maturing January 2013	28,457
State Farm Life Insurance Company, 6.51%, maturing August 2012	26,762
Transamerica Life Insurance and Annuity Company, 7.18%, maturing August 2009	25,243
State Farm Life Insurance Company, 7.9%, maturing April 2008	24,697
Transamerica Occidental Life Insurance Company, 7.3%, maturing May 2008	20,074
Allstate Life Insurance Company, 6.93%, maturing July 2008	19,889
Allstate Life Insurance Company, 5.6%, maturing January 2013	18,971
LaSalle Bank National Association, 6.25%, maturing December 2012 (3)	17,367
Transamerica Life Insurance and Annuity Company, 8.3%, maturing October 2005	16,672
Allstate Life Insurance Company, 7.14%, maturing September 2007	15,227
Northwestern Mutual Life Insurance Company, 7.0%, maturing February 2010	15,212
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing January 2005 (4)	14,540
Jolly Knolls, LLC, 3%, maturing December 2007 (5)	13,421
IDS Life Insurance Company, 7.9%, maturing March 2008	12,918
Manufacturers and Traders Trust Company, LIBOR + 1.75%, maturing September 2005 (4)(6)	11,792
Phillips Realty Capital, 7.94%, maturing September 2025 (7)	11,039
Manufacturers and Traders Trust Company, LIBOR +1.75%, maturing April 2005 (8)	10,666
Manufacturers and Traders Trust Company, LIBOR + 1.85%, maturing April 2005 (8)(9)	8,353
Branch Banking and Trust, LIBOR + 1.75%, maturing November 2004 (1)(10)	8,303
Teachers Insurance and Annuity Association of America, 8.35%, maturing October 2006	7,504
Aegon USA Realty Advisors, Inc., 8.29%, maturing May 2007	5,297
The Howard Research & Development Corp., 0%, maturing March 2005 (11)	4,987
Citibank Federal Savings Bank, 6.93%, maturing July 2008	4,736
Manufacturers and Traders Trust Company, LIBOR + 1.55%, maturing September 2007 (1)(12)	4,519
Orix Capital, 7.7%, maturing November 2007(13)	4,356
Manufacturers and Traders Trust Company, LIBOR + 1.65%, maturing September 2007 (1)(14)	3,771
Branch Banking and Trust, LIBOR + 2.2%, maturing May 2005 (15)	3,592
Riggs Bank National Association, 8.625%, maturing June 2009 (16)	3,414
Jolly Knolls, LLC, 4%, maturing April 2005 (17)	2,154
Seller loan, 5.95%, maturing May 2007	1,308
Manufacturers and Traders Trust Company, LIBOR + 1.55%, maturing September 2007 (1)(18)	—
Citizens Bank, LIBOR + 1.85%, repaid in August 2004	—
Manufacturers and Traders Trust Company, LIBOR + 1.85%, repaid in August 2004	—
Mutual of New York Life Insurance Company, 7.79%, repaid in June 2004	—
Provident Bank, LIBOR + 1.85%, repaid in August 2004	—
$947,332

(1)   May be extended for a one-year period, subject to certain conditions.

(2)          Note with a current face value of $64,379, discounted using a rate of 5.51%.

(3)   Note with a current face value of $16,663, valued using a rate of 5.67%.

(4)          May be extended for two six-month periods, subject to certain conditions.

(5)          Note with a current face value of $14,199, discounted using a rate of 6.0%.  The lender is an affiliate of Constellation Real Estate, Inc.

(6)          Construction loan with a commitment of $20,000.

(7)          Note with a current face value of $9,857, valued using a rate of 5.44%.

(8)          May be extended for one six-month period subject to certain conditions.

(9)          Construction loan with a commitment of $10,125.

(10)    Construction loan with a commitment of $14,100. This loan was repaid in October 2004.

(11)    Note with a current face value of $5,055, valued using a rate of 3.93%.

(12)    Construction loan with a commitment of $16,588.

(13)    Note with a current face value of $4,063, valued using a rate of 5.10%.

(14)    Construction loan with a commitment of $19,285.

(15)    Construction loan with a commitment of $4,707.

(16)    Note with a current face value of $3,107, valued using a rate of 4.71%

(17)    Note with a current face value of $2,412, discounted using a rate of 5.92%.  The lender is an affiliate of Constellation Real Estate, Inc.

(18)    Construction loan with a commitment of $27,127.

We have guaranteed the repayment of $274.9 million of the mortgage and other loans set forth above.

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

Our Revolving Credit Facility from the beginning of the periods reported herein until March 10, 2004 was with Bankers Trust Company.  However, on March 10, 2004, we obtained a new Revolving Credit Facility with a group of lenders headed by Wachovia Bank, National Association.  The new Revolving Credit Facility with Wachovia Bank, National Association has a maximum principal of $300.0 million, a three-year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time).  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 60% of the unencumbered asset pool value.  As of November 2, 2004, the maximum amount available under our Revolving Credit Facility was $252.7 million, of which $106.1 million was unused.

We had a secured revolving credit facility with Wachovia Bank, National Association for a maximum principal amount of $25.0 million that was repaid using proceeds from the new Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, minimum fixed charge coverage, minimum debt service coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.  As of September 30, 2004, we were in compliance with these financial covenants.

Contractual obligations

The following table summarizes our contractual obligations as of September 30, 2004 (in thousands):

	For the Periods Ended December 31,
	2004	2005 to 2006	2007 to 2008	Thereafter	Total

Contractual obligations (1)(8)
Mortgage loans payable (2)	$14,345	$166,259	$394,868	$371,792	$947,264
Acquisitions of properties (3)	8,014	—	—	—	8,014
New construction and development contracts (4)	44,780	—	—	—	44,780
Third-party construction and development contracts (5)	65,297	—	—	—	65,297
Capital expenditures for operating properties (6)	3,692	—	—	—	3,692
Operating leases (7)	273	1,598	381	855	3,107
Capital lease obligations (7)	4	18	—	—	22
Other purchase obligations (7)	231	1,233	924	2,234	4,622
Total contractual cash obligations	$136,636	$169,108	$396,173	$374,881	$1,076,798

(1)          The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20 thousand.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Represents principal maturities only and therefore excludes net premiums and discounts of $68 thousand.  Our loan maturities in 2004 include $8.3 million in November that we repaid in October 2004 using borrowings under our Revolving Credit Facility; the balance of the maturities represent scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)          Represents contractual obligations at September 30, 2004 to purchase two buildings in St. Mary’s County, Maryland. We expect to acquire these properties in November 2004 using an assumed mortgage loan and borrowings under the Revolving Credit Facility for the balance.

(4)          Represents contractual obligations pertaining to new construction and development activities.  We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.  Because of the long-term nature of certain construction and development contracts, most of these costs will be incurred beyond 2004.

(5)          Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.  Because of the long-term nature of certain construction and development contracts, some of these costs may be incurred beyond 2004.

(6)          Represents contractual obligations pertaining to capital expenditures for our operating properties.  We expect to finance all of these costs using cash flow from operations.  Because of the long-term nature of certain construction contracts, most of these costs will be incurred beyond 2004.

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

Other future cash requirements for investing and financing activities

As previously discussed, we had construction activities underway on five office properties totaling 696,464 square feet that were 50.9% pre-leased as of September 30, 2004.  We estimate remaining costs to be incurred will total approximately $74.1 million upon completion of these properties.  We have $54.7 million remaining to be borrowed under construction loan facilities totaling $78.0 million for four of these properties; we expect to fund the remaining costs for these activities using primarily borrowings from our Revolving Credit Facility.

As of September 30, 2004, we had development activities underway on two new office properties estimated to total 286,000 square feet.  We estimate that costs for these properties will total approximately $50.0 million.  As of September 30, 2004, costs incurred on these properties totaled $8.3 million and the balance is expected to be incurred from September 2004 to 2006.  We expect to fund approximately $35.0 million of these costs using borrowings from new construction loans and the balance using borrowings from our Revolving Credit Facility.

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

Since FFO excludes certain items includable in net income, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non GAAP measures.  FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The FFO we present may not be comparable to the FFO presented by other REITs since they may interpret the current NAREIT definition of FFO differently or they may not use the current NAREIT definition of FFO.

Basic funds from operations (“Basic FFO”) is FFO adjusted to (1) subtract preferred share dividends and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares; common units in the Operating Partnership are also exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described below); management compensates for these limitations in essentially the same manner as described below for Diluted FFO.

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted earnings per share is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

Our Basic FFO, Diluted FFO per share and Diluted FFO for the three and nine months ended September 30, 2004 and 2003 and reconciliations of (1) net income to FFO, (2) the numerator for diluted earnings per share to diluted FFO and (3) the denominator for diluted earnings per share to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net income	$9,750	$8,582	$27,586	$22,807
Add: Real estate-related depreciation and amortization	11,700	9,337	37,746	26,389
Add: Depreciation and amortization on unconsolidated real estate joint ventures	—	86	106	183
Less: Depreciation and amortization allocable to minority interests in other other consolidated entities	(56)	—	(56)	—
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(23)	(71)	(2,874)
Less: Issuance costs associated with redeemed preferred shares	(1,813)	—	(1,813)	—
FFO	19,557	17,982	63,498	46,505
Add: Minority interests-common units in the Operating Partnership	1,595	1,763	4,241	5,334
Less: Preferred share dividends	(3,784)	(3,157)	(12,675)	(8,224)
Basic FFO	17,368	16,588	55,064	43,615
Add: Preferred unit distributions	—	—	—	1,049
Add: Convertible preferred share dividends	—	136	21	408
Expense associated with dilutive options	—	1	—	10
Diluted FFO	$17,368	$16,725	$55,085	$45,082

Weighted average common shares	33,797	28,832	32,124	25,886
Conversion of weighted average common units	8,690	8,909	8,773	8,954
Weighted average common shares/units - basic FFO	42,487	37,741	40,897	34,840
Assumed conversion of weighted average convertible preferred units	—	—	—	1,472
Assumed conversion of share options	1,655	1,480	1,680	1,302
Assumed conversion of weighted average convertible preferred shares	—	1,197	179	1,197
Weighted average common shares/units - diluted FFO	44,142	40,418	42,756	38,811

Diluted FFO per share	$0.39	$0.41	$1.29	$1.16

Numerator for diluted earnings per share	$4,153	$5,561	$13,119	$3,359
Add: Minority interests-common units in the Operating Partnership	1,595	1,763	4,241	5,334
Add: Real estate-related depreciation and amortization	11,700	9,337	37,746	26,389
Add: Depreciation and amortization on unconsolidated real estate joint ventures	—	86	106	183
Less: Depreciation allocable to minority interests in other consolidated entities	(56)	—	(56)	—
Add: Preferred share dividends	—	—	—	408
Add: Preferred unit distributions	—	—	—	1,049
Add: Expense associated with dilutive options	—	1	—	10
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(23)	(71)	(2,874)
Add: Repurchase of Series C Preferred units in excess of recorded book value	—	—	—	11,224
Diluted FFO	$17,368	$16,725	$55,085	$45,082

Denominator for diluted earnings per share	35,452	31,509	33,983	27,143
Weighted average common units	8,690	8,909	8,773	8,954
Assumed conversion of weighted average convertible preferred units	—	—	—	1,472
Assumed conversion of weighted average convertible preferred shares	—	—	—	1,197
Additional dilutive options	—	—	—	45
Denominator for Diluted FFO per share	44,142	40,418	42,756	38,811

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

Inflation

Our operations were not significantly affected by inflation during the periods presented in this report due primarily to the relatively low inflation rates in our markets.  Most of our tenants are obligated to pay their share of a building’s operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels.  In addition, some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

Our costs associated with constructing buildings and completing renovation and tenant improvement work increased due to higher cost of materials.  We expect to recover a portion of these costs through higher tenant rents and reimbursements for tenant improvements.  The additional costs that we do not recover increase depreciation expense as projects are completed and placed into service.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2004, 76.6% of our mortgage and other loans payable balance carried fixed interest rates and 93.8% of our fixed-rate loans were scheduled to mature after 2005.  As of September 30, 2004, we also had one interest rate swap that expires after 2004 that fixes the one-month LIBOR base rate on a notional amount of $50.0 million, or 5.3% of our mortgage and other loans payable.  As of September 30, 2004, the percentage of variable-rate loans (computed with the variable loan dollar amount being reduced by the $50.0 million interest rate swap expiring after 2004) relative to total assets was 10.4%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at September 30, 2004 (dollars in thousands):

	For the Periods Ended December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt:
Fixed rate	$5,940	$39,201	$78,217	$75,572	$154,906	$371,792	$725,628 (1)
Average interest rate	5.16%	6.05%	6.52%	6.39%	6.76%	5.85%	6.11%
Variable rate	$8,405	$48,841	$—	$164,390	$—	$—	$221,636
Average interest rate	3.41%	3.49%	—	2.96%	—	—	3.39%

(1)  Represents principal maturities only and therefore excludes net premiums and discounts of $68 thousand.

The fair market value of our mortgage and other loans payable was approximately $968.7 million at September 30, 2004.

The following table sets forth information pertaining to our derivative contract in place as of September 30, 2004 and its fair value:

Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	Fair value on September 30, 2004
	(in millions)				(in thousands)
Interest rate swap	$50.0	2.308%	1/2/03	1/3/05	$(45)

Based on our variable-rate debt balances, our interest expense would have increased by $1.5 million during the nine months ended September 30, 2004 if interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended September 30, 2004, 120,000 of the Operating Partnership’s common units were exchanged for 120,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)        Not applicable

Item 3.  Defaults Upon Senior Securities

(a)   Not applicable

(b)         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

(a)          Not applicable

(b)   Not applicable

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

10.1.1

Sixteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2004 (filed with the Company’s Form 10-Q on May 7, 2004 and incorporated herein by reference).

10.1.2

Seventeenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 23, 2004 (filed with the Company’s Current Report on Form 8-K on September 23, 2004 and incorporated herein by reference).

10.2

Credit Agreement, dated March 10, 2004, among the Company; the Operating Partnership; Wachovia Bank, National Association; Wachovia Capital Markets, LLC; KeyBank National Association; Fleet National Bank and Manufacturers and Traders Trust Company (filed with the Registrant’s Current Report on Form 8-K on September 23, 2004 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION

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

CORPORATE OFFICE PROPERTIES TRUST

Date: November 9, 2004	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: November 9, 2004	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer