Form 10-K
period 2004-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2005-03-16
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒Yes   ☐ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately
$819.0 million, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2004; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the Registrant’s outstanding common shares of beneficial interest.  At February 28, 2005, 36,851,823 shares of the Registrant’s common shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2004 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the Registrant for its 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

OUR COMPANY

General.  We are a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the ownership, management, leasing, acquisition and development of suburban office properties.  We typically focus our operations geographically in select submarkets that are attractive to our tenant base and in which we believe we can establish a critical mass of square footage.  At December 31, 2004, all of our properties were located in the Mid-Atlantic region of the United States, although in accordance with our strategy of focusing on submarkets that are attractive to our tenants, we may seek to expand our operations outside of that region.  As of December 31, 2004, we owned:

•                  145 operating office properties in Maryland, Pennsylvania, New Jersey and Virginia containing 12.0 million rentable square feet that were 94.0% occupied (including two properties totaling 213,261 square feet owned through joint ventures);

•                  11 office properties under construction or development that we estimate will total approximately 1.4 million square feet upon completion (including one property that we estimate will total approximately 82,000 square feet owned through a joint venture) and

•                  land parcels totaling 218 acres that were contiguous to certain of our operating properties and potentially developable into approximately 3.6 million square feet (including (1) six acres potentially developable into approximately 68,400 square feet that we owned through joint ventures and (2) 33 acres potentially developable into approximately 422,000 square feet that we did not own as of December 31, 2004 but, rather, held options to acquire).

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiaries.  The Operating Partnership also owns Corporate Office Management, Inc. (“COMI”) (together with its subsidiaries defined as the “Service Companies”).  COMI owns 100% of three subsidiaries: Corporate Realty Management, LLC (“CRM”), Corporate Development Services, LLC (“CDS”) and Corporate Cooling and Controls, LLC (“CC&C”).  CRM manages most of our properties and also provides corporate facilities management for select third parties.  CDS provides construction and development services predominantly to us.  CC&C provides heating and air conditioning installation, maintenance, repair and controls services.

Interests in our Operating Partnership are in the form of preferred and common units.  As of December 31, 2004, we owned approximately 95% of the outstanding preferred units and approximately 80% of the outstanding common units.  The remaining preferred and common units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

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

Our executive offices are located at 8815 Centre Park Drive, Suite 400, Columbia, Maryland 21045 and our telephone number is (410) 730-9092.

Corporate Office Properties Trust’s Internet address is www.copt.com.  We make available on our Internet site free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission.  In addition, we have made available on our website under the heading “Corporate Governance” the charters for our Board of Trustees’ Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers.  We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers.  The information on our Internet site is not part of this report.

Significant 2004 Developments

During 2004, we:

•                  acquired 22 office properties totaling 1.6 million square feet for $261.4 million and seven parcels of land for $22.9 million. Of the buildings acquired, three were located in Northern Virginia, 17 in St Mary’s and King George Counties (located in Maryland and Virginia, respectively), one in the Suburban Maryland region and one in Northern Baltimore County.  These acquisitions were financed using the following: (1) $160.3 million from borrowings of new and assumed mortgage loans; (2) $104.3 million in borrowings from our Revolving Credit Facility; (3) $8.8 million from preferred units in the Operating Partnership issued; (4) $4.0 million from common share sale proceeds; and (5) cash reserves for the balance;

•                  acquired our joint venture partner’s interest in a consolidated joint venture for $4.9 million.  Through this acquisition, we acquired an office property totaling 156,730 square feet and assumed an $11.8 million mortgage loan that was subsequently refinanced;

•                  fully placed into service three newly-constructed buildings totaling 300,691 square feet;

•                  had construction underway on five new buildings and pre-construction activities underway on four new buildings;

•                  raised $115.4 million from the underwritten public offering of common shares of beneficial interest (“common shares”), of which $31.3 million was used to fund the redemption of our Series B Preferred Shares of beneficial interest, $26.0 million was used to prepay a mortgage loan and the balance was used to pay down our primary revolving credit facility (the “Revolving Credit Facility”).  These public offerings included the following:

•                  2,750,000 common shares at a price of $21.243 per share; and

•                  2,283,600 common shares at a price of $25.10 per share;

•                  obtained a new Revolving Credit Facility with a number of lenders led by Wachovia Bank, National Association.  The facility has a maximum principal balance of $300.0 million, a three year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time);

•                  obtained $307.7 million in borrowings from new and assumed mortgage and other loans, excluding our Revolving Credit Facility.  We used these borrowings for the following: (1) $160.3 million to finance acquisitions; (2) $64.0 million to pay down our Revolving Credit Facility; (3) $43.5 million to refinance existing debt; (4) $28.9 million to finance construction activities; and (5) the balance to fund cash reserves; and

•                  converted, upon the election of the holder of our Series D Preferred Shares of beneficial interest, such preferred shares into 1,196,800 common shares.

Subsequent Events

Subsequent to January 1, 2005, the following events took place:

•                  On January 28, 2005, we acquired a 19-acre land parcel located in Chantilly, Virginia for a purchase price of $7.1 million.  This acquisition was financed using borrowings under our Revolving Credit Facility; and

•                  On February 24, 2005, the following events took place:

•                  Clay W. Hamlin, III, our Chief Executive Officer, retired effective April 1, 2005.  Mr. Hamlin will remain on the Board of Trustees, of which he was appointed Vice Chairman effective April 1, 2005.  He will also enter into a three-year consulting agreement with us effective April 1, 2005 to assist with acquisitions and strategic initiatives;

•                  Randall M. Griffin, our current President and Chief Operating Officer, was appointed to the position of President and Chief Executive Officer effective April 1, 2005.  Mr. Griffin was also elected as a Class I Trustee of our Board of Trustees effective February 24, 2005.  The terms of our Class I Trustees will expire upon the election of their successors at our next annual shareholder meeting, to be held on May 19, 2005 (the “2005 Annual Meeting”).  Mr. Griffin was nominated to stand for re-election at that time; and

•                  Betsy Z. Cohen, a current member of our Board of Trustees, informed us that she will not stand for re-election at the 2005 Annual Meeting.

Corporate Objectives and Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value.  We seek to achieve these objectives through focusing on the ownership, management, leasing, acquisition and development of suburban office properties.  Important elements of our strategy are set forth below:

Geographic Focus.  We focus our operations in select submarkets where we believe that we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs.  The attributes we look for in selecting submarkets include, among others; (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants, including our existing tenants; (4) potential for growth and stability in economic down cycles and (5) future acquisition and development opportunities.  When we select a submarket, our strategy generally involves establishing an initial presence by acquiring properties in that submarket and then increasing our ownership through future acquisitions and development until we own a significant portion of the rental space of the same class as our properties in that submarket.  We may pursue selective expansion opportunities outside the Mid-Atlantic region of the United States, typically to meet the anticipated needs of our existing and future tenants.

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

 Intelligence and Defense Industry Focus.  A high concentration of our revenues is generated from tenants in the United States intelligence and defense industry (comprised of the United States Government and intelligence and defense contractors).  This industry is particularly interested in the submarkets where our properties are located and the types of properties and service that we are able to provide.  We also believe that our experience and existing relationships in the industry position us well to continue and grow on this focus.  We seek to reinforce and expand our relationships with current and prospective tenants in the intelligence and defense industry, while monitoring our levels of concentration from a business risk perspective.

Acquisition Strategies.  We generally pursue the acquisition of suburban office properties through a three-part acquisition strategy; this strategy includes targeting: (1) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (2) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (3) opportunistic acquisitions of individual properties in our existing regions.  We typically seek to make acquisitions at attractive yields and below replacement cost.  We also typically seek to increase cash flow and enhance the underlying value of each acquisition through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

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

Internal Growth Strategies.  We aggressively manage our portfolio to maximize the operating performance of each property through: (1) proactive property management and leasing; (2) achieving operating efficiencies through increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit; and (4) expanding our tenant and real estate service capabilities.  These strategies are designed to promote tenant satisfaction, resulting in higher tenant retention and the attraction of new tenants.

Financing Policy

We pursue a capitalization strategy aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions.  Key components of our policy are set forth below:

Debt Strategy.  We primarily utilize property-level mortgage debt as opposed to corporate unsecured debt.  We believe that the commercial mortgage debt market is generally a more stable market, providing us with greater access to capital on a more consistent basis and, generally, on more favorable terms.  Additionally, we seek to utilize long-term, fixed-rate debt, which we believe enhances the stability of our cash flow.  One aspect of how we manage our financing policy involves monitoring the relationship of certain measures of earnings to certain financing cost requirements; these relationships are known as coverage ratios.  One coverage ratio on which our financing policy focuses is fixed charge coverage ratio (defined as various measures of results of operations divided by the sum of (1) interest expense on continuing and discontinued operations; (2) dividends on preferred shares and (3) distributions on preferred units in our Operating Partnership not owned by us).  Coverage ratios such as fixed charge coverage ratio are important to us in evaluating whether our operations are sufficient to satisfy the cash flow requirements of our loans and equity holders, including minority interest holders.  Another aspect to our financing policy involves monitoring the relationship of our total variable-rate debt to both our total assets and total debt; this is important to us in limiting the amount of our debt that is subject to future increases in interest rates.  We also closely monitor the timing of our debt maturities to ensure that the maximum maturities of debt in any year, both including and excluding our primary revolving credit facility, do not exceed a defined percentage of total assets.

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

Industry Segments

We operate in one industry segment: suburban office real estate.  At December 31, 2004, our suburban office real estate operations had seven primary geographical segments all located in the Mid-Atlantic region of the United States: (1) the Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel); (2) Northern Virginia (defined as Fairfax County, Virginia); (3) Northern Central New Jersey; (4) St. Mary’s & King George Counties (located in Maryland and Virginia, respectively); (5) Greater Philadelphia, Pennsylvania; (6) Greater Harrisburg, Pennsylvania and (7) Suburban Maryland (defined as the Maryland counties of Montgomery and Prince George’s).  For information relating to these geographic segments, you should refer to Note 16 to our Consolidated Financial Statements, which are included in Exhibit 13.1 to this Form 10-K and are incorporated herein by reference.

Employees

We employed 225 persons as of December 31, 2004.  We believe that our relations with our employees are good.

Competition

The commercial real estate market is highly competitive.  Numerous commercial properties compete for tenants with our properties.  Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us.  We believe that the economic slowdown in the United States over the last three years adversely affected occupancy rates in our regions and our properties and, in turn, led to downward pressure on rental rates.  If occupancy rates in our regions do not improve or further decline, we may have difficulty leasing both existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

RISK FACTORS

Set forth below are risks and uncertainties relating to our business and the ownership of our securities.  You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including Exhibit 13.1, which sets forth portions of the Annual Report to Shareholders of Corporate Office Properties Trust for the year ended December 31, 2004.

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

Adverse developments concerning some of our key tenants could have a negative impact on our revenue.  As of December 31, 2004, 20 tenants accounted for 59.4% of our portfolio annualized rental revenue, and five of these tenants accounted for 31.7% of our portfolio annualized rental revenue. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of December 31, 2004.  Portfolio annualized rental revenue is annualized rental revenue for our entire portfolio of properties as of a point in time, including both consolidated properties and properties owned through unconsolidated real estate joint ventures as of December 31, 2004.  Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2004	Percentage of Portfolio Annualized Rental Revenue	Number of Buildings In Which Tenant Leased Space
	(in thousands)

United States of America (1)	$30,008	13.1%	25
Booz Allen Hamilton, Inc.	12,317	5.4%	6
Computer Sciences Corporation (2)	11,794	5.2%	3
AT&T Corporation (2)	9,558	4.2%	7
Titan Corporation (2)	8,876	3.9%	5

(1)          Generally, the leases with the United States Government provide for one-year terms or provide for early termination rights, as discussed below.  The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. Congress has appropriated funds for these leases through September 2005.

(2)          Includes affiliated companies and organizations.

If any of our five largest tenants fail to make rental payments to us or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

As of December 31, 2004, the United States intelligence and defense industry (comprising the United States Government and intelligence and defense contractors) accounted for approximately 46.8% of our portfolio annualized rental revenue. Most of the 13.1% of our portfolio annualized rental revenue that we derived from leases with agencies of the United States Government as of December 31, 2004 is included in the 46.8% of our portfolio annualized revenue from the United States intelligence and defense industry. We classify the revenue from our leases into industry groupings based solely on management’s knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s intelligence and defense departments, we classify the revenue we earn from the lease as United States intelligence and defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

We have become increasingly reliant on intelligence and defense industry tenants, particularly due to the increased activity in those sectors following the events of September 11, 2001. Furthermore, we expect that the percentage of our portfolio annualized rental revenue derived from the intelligence and defense industry will continue to increase. A reduction in government spending for intelligence and defense could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

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

Our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Baltimore/Washington Corridor. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in that region.  All of our properties are located in the Mid-Atlantic region of the United States, and as of December 31, 2004, our properties located in the Baltimore/Washington Corridor accounted for 48.7% of our total annualized rental revenue.  Our properties are also typically concentrated in office parks in which we own most of the properties.  Consequently, we do not have a broad geographic distribution of our properties.  As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Baltimore/Washington Corridor or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We believe that the economic slowdown in the United States over the last three years adversely affected occupancy rates in the Mid-Atlantic region and our properties and, in turn, led to downward pressure on rental rates.  Lower occupancy rates and the resulting increased competition for tenants in our operating regions placed downward pressure on rental rates in most of these regions, a trend that may affect us further as we attempt to lease vacant space and renew leases scheduled to expire on occupied space.  As a result, we may have difficulty leasing both existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our short term capital needs, which could adversely affect our financial position, results of operations, cash flows and ability to make distributions to shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms.  When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases.  If a tenant leaves, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews.  As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.  Set forth below are the percentages of portfolio annualized rental revenue as of December 31, 2004 that were subject to scheduled lease expirations in each of the next five years:

2005	9.8%
2006	9.8%
2007	14.7%
2008	10.4%
2009	16.5%

Most of the leases with our largest tenant, the United States Government, which account for 13.1% of our annualized rental revenue at December 31, 2004, provide for consecutive one-year terms or provide for early termination rights.  All of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases pre-maturely or exercising early termination rights.  We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

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

We may be unable to execute our plans to acquire existing commercial real estate properties. We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms and that such acquisitions will fail to perform as expected.  Our failure to successfully execute acquisitions of existing real estate properties could adversely affect our financial performance and our ability to make distributions to our shareholders.

We may suffer economic harm as a result making unsuccessful acquisitions in new markets.  We may from time to time pursue selective acquisitions outside of the Mid-Atlantic region, expanding into regions where we do not currently have properties.  These acquisitions may entail risks in addition to those we have faced in past acquisitions, such as the risk that we do not correctly anticipate conditions or trends in a new region, and are therefore not able to operate the acquired property profitably.  If this occurred, it could adversely affect our financial performance and our ability to make distributions to our shareholders.

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

We may suffer economic harm as a result of the actions of our joint venture partners.  We invest in certain entities in which we are not the exclusive investor or principal decision maker.  As of December 31, 2004, we owned two operating properties and two development/construction properties through joint ventures.  We also continue to pursue new investments in real estate through joint ventures.  Aside from our inability to unilaterally control the operations of joint ventures, our investments in joint ventures entail the additional risks that (i) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (ii) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.  Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are depressed.  Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions.  Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent .  Due to all of these factors, we may be unable to sell a property at an advantageous time.

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

As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2005.  These policies include coverage for acts of terrorism.  Due largely to the terrorist attacks on September 11, 2001, the insurance industry changed its risk assessment approach and pricing structure.  Continuing changes in the insurance industry may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.  Our strategy is to operate with slightly higher debt levels than many other REITs.  However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn.  Most of our properties have been mortgaged to collateralize indebtedness.  In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.  Our organizational documents do not limit the amount of indebtedness that we may incur.  As of December 31, 2004, our total outstanding debt was $1.0 billion and our debt to total assets (defined as mortgage loans divided by total assets) was 59.0%.

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

As of December 31, 2004, approximately 27.8% of our total debt had variable interest rates.  If short-term interest rates were to rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to our shareholders.   We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and could result in the Company recognizing a loss and remitting a payment to unwind such agreements.

We must refinance our mortgage debt in the future.  As of December 31, 2004, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount (1)
	(in thousands)

2005	$60,026
2006	78,904
2007	349,235	(2)
2008	155,003
2009	60,769

(1)          Represents principal maturities only and therefore excludes premiums and discounts.

(2)          Includes maturities totaling $261.4 million that may be extended for one-year periods, subject to certain conditions.

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

Our loan agreements contain provisions that could restrict future distributions.  Our ability to sustain our current distribution level will also be dependent, in part, on other matters, including:

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

Our ownership limits are important factors.  Our Declaration of Trust limits ownership of our common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive.  Our Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares.  We call these restrictions the “Ownership Limit.” Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit, and our Board of Trustees previously has exempted one entity from the Ownership Limit.

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

The average daily trading volume of our common shares during 2004 was approximately 147,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant.  As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

We are dependent on external sources of capital for future growth.  As noted above, because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders.  Due to this requirement, we will not be able to fund our acquisition, construction and development activities using cash flow from operations.  Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties.  Such capital could be in the form of new loans, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding.  Such capital may not be available on favorable terms or at all.  Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders’ interests.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

Our business and operations would suffer in the event of system failures.  Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our trustees, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified trustees and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 2.  Properties

The following table provides certain information about our office properties as of December 31, 2004:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

Baltimore/Washington Corridor: (4)
2730 Hercules Road	BWI Airport	1990	240,336	100.0%	$5,339,130	$22.22	United States of America (100%)
Annapolis Junction, MD
2720 Technology Drive	BWI Airport	2004	156,730	100.0%	6,507,028	41.52	The Titan Corporation (100%)
Annapolis Junction, MD
2711 Technology Drive	BWI Airport	2002	152,000	100.0%	3,927,232	25.84	Computer Sciences Corporation (100%)
Annapolis Junction, MD
140 National Business Parkway	BWI Airport	2003	119,904	100.0%	4,324,776	36.07	United States of America (100%)
Annapolis Junction, MD
132 National Business Parkway	BWI Airport	2000	118,456	100.0%	2,947,774	24.88	United States of America (48%);
Annapolis Junction, MD							Computer Sciences Corp. (26%);
							Harris Corporation (26%)
2721 Technology Drive	BWI Airport	2000	118,093	100.0%	3,032,110	25.68	General Dynamics Government Corp. (78%);
Annapolis Junction, MD							United States of America (22%)
2701 Technology Drive	BWI Airport	2001	117,450	100.0%	3,144,018	26.77	Northrop Grumman Systems (62%);
Annapolis Junction, MD							Titan Systems Corporation (38%)
1306 Concourse Drive	BWI Airport	1990	114,046	96.8%	2,561,730	23.20	IBM (33%);
Linthicum, MD							Qwest Communications (21%);
							AT&T Corporation (13%)
870-880 Elkridge Landing Road	BWI Airport	1981	105,151	100.0%	2,128,558	20.24	Northrop Grumman Corporation (95%)
Linthicum, MD
1304 Concourse Drive	BWI Airport	2002	102,964	62.9%	1,676,776	25.90	Northrop Grumman Corporation (53%);
Linthicum, MD							Debtscape (10%)
900 Elkridge Landing Road	BWI Airport	1982	97,261	100.0%	2,042,940	21.00	Booz Allen Hamilton (75%);
Linthicum, MD							First Annapolis Consulting (25%)
1199 Winterson Road	BWI Airport	1988	96,636	100.0%	1,979,715	20.49	United States of America (100%)
Linthicum, MD
920 Elkridge Landing Road	BWI Airport	1982	96,566	100.0%	1,535,371	15.90	Ciena Corporation (100%)
Linthicum, MD
134 National Business Parkway	BWI Airport	1999	93,482	100.0%	2,284,912	24.44	Booz Allen Hamilton (100%)
Annapolis Junction, MD
133 National Business Parkway	BWI Airport	1997	88,666	100.0%	1,991,529	22.46	United States of America (34%);
Annapolis Junction, MD							Applied Signal Technology, Inc. (33%);
							Lockheed Martin Corporation (33%)
141 National Business Parkway	BWI Airport	1990	87,318	100.0%	1,964,408	22.50	ITT Industries (60%);
Annapolis Junction, MD							BAE Systems (22%)
135 National Business Parkway	BWI Airport	1998	86,863	57.0%	1,215,468	24.54	Praxis Engineering Technologies, Inc. (21%);
Annapolis Junction, MD							Omen, Inc. (15%);
							Impact Science & Technology, Inc. (13%)
1302 Concourse Drive	BWI Airport	1996	84,505	87.1%	1,674,442	22.75	Booz Allen Hamilton (19%);
Linthicum, MD							Aetna, Inc. (16%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

7467 Ridge Road	BWI Airport	1990	74,326	100.0%	1,670,126	22.47	Citicorp Trust Bank, FSB (49%);
Hanover, MD							Pro Object (32%);
							The Mitre Corporation (13%)
7240 Parkway Drive	BWI Airport	1985	73,960	82.5%	1,270,405	20.81	Delmarva Foundation for Medical Research
Hanover, MD							(25%);
							Deloitte & Touche, USA (10%)
881 Elkridge Landing Road	BWI Airport	1986	73,572	100.0%	1,265,898	17.21	United States of America (100%)
Linthicum, MD
1099 Winterson Road	BWI Airport	1988	71,076	94.0%	1,319,331	19.75	Preferred Health Network (62%)
Linthicum, MD
131 National Business Parkway	BWI Airport	1990	69,039	100.0%	1,716,009	24.86	Boeing Advanced Information Systems (71%);
Annapolis Junction, MD							United States of America (19%)
1190 Winterson Road	BWI Airport	1987	69,024	92.0%	1,637,765	25.79	The Titan Corporation (44%);
Linthicum, MD							Exceptional Software Strategies, Inc. (15%);
							General Dynamics (10%)
849 International Drive	BWI Airport	1988	68,865	96.6%	1,515,639	22.78	Computer Associates (17%);
Linthicum, MD							Exceptional Software Strategies, Inc. (14%);
							United States of America (13%);
							Dames & Moore (10%)
911 Elkridge Landing Road	BWI Airport	1985	68,296	100.0%	1,338,602	19.60	United States of America (100%)
Linthicum, MD
1201 Winterson Road	BWI Airport	1985	67,903	100.0%	936,808	13.80	Ciena Corporation (100%)
Linthicum, MD
999 Corporate Boulevard	BWI Airport	2000	67,456	91.8%	1,528,216	24.68	Foundation American Coal Holding (71%);
Linthicum, MD							A&N Associates, Inc. (15%)
7318 Parkway Drive	BWI Airport	1984	59,204	100.0%	889,783	15.03	United States of America (100%)
Hanover, MD
7320 Parkway Drive	BWI Airport	1983	58,453	100.0%	827,631	14.16	Science Applications International Corp. (69%);
Hanover, MD							Baltimore Gas & Electric (27%)
891 Elkridge Landing Road	BWI Airport	1984	57,857	79.9%	1,099,901	23.79	United States of America (53%);
Linthicum, MD							Metropolitan Life Insurance Co. (25%)
930 International Drive	BWI Airport	1986	57,409	40.5%	355,970	15.30	United States of America (41%)
Linthicum, MD
800 International Drive	BWI Airport	1988	57,379	100.0%	965,130	16.82	Raytheon E-Systems, Inc. (100%)
Linthicum, MD
901 Elkridge Landing Road	BWI Airport	1984	57,294	100.0%	999,048	17.44	State of Maryland (61%);
Linthicum, MD							United States of America (25%);
							Institute for Operations Research and Management Sciences (14%)
900 International Drive	BWI Airport	1986	57,140	100.0%	777,682	13.61	Ciena Corporation (100%)
Linthicum, MD
921 Elkridge Landing Road	BWI Airport	1983	54,175	100.0%	1,036,409	19.13	Northrop Grumman Corporation (100%)
Linthicum, MD
939 Elkridge Landing Road	BWI Airport	1983	53,031	92.3%	857,773	17.52	First Service Networks, Inc. (36%);
Linthicum, MD							Agency Holding Company (34%);
							United States of America (23%)
938 Elkridge Landing Road	BWI Airport	1984	52,988	100.0%	971,448	18.33	United States of America (100%)
Linthicum, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

940 Elkridge Landing Road	BWI Airport	1984	51,704	100.0%	841,223	16.27	Cadmus Journal Services (100%)
Linthicum, MD
1340 Ashton Road	BWI Airport	1989	46,400	100.0%	884,556	19.06	General Dynamics (100%)
Hanover, MD
7321 Parkway Drive	BWI Airport	1984	39,822	100.0%	731,331	18.36	United States of America (100%)
Hanover, MD
1334 Ashton Road	BWI Airport	1989	37,565	96.8%	730,916	20.11	Science Applications International (60%);
Hanover, MD							Parsons Transportation Group (37%)
1331 Ashton Road	BWI Airport	1989	29,936	100.0%	492,532	16.45	Booz Allen Hamilton (71%);
Hanover, MD							Aerosol Monitoring & Analysis (29%)
1350 Dorsey Road	BWI Airport	1989	19,992	96.7%	356,063	18.41	Aerotek, Inc. (23%);
Hanover, MD							Noodles, Inc. (14%);
							Hunan Pagoda (12%);
							C.G. Menk & Associates, Inc. (11%);
							Corestaff Support Services, Inc. (10%)
1344 Ashton Road	BWI Airport	1989	17,061	100.0%	394,087	23.10	Engineering Solutions, Inc. (55%);
Hanover, MD							Mid-Atlantic Clearing House Association (16%);
							Citizens National Bank (12%);
							Edward Kraemer & Sons, Inc. (11%)
1341 Ashton Road	BWI Airport	1989	15,841	100.0%	287,958	18.18	Supertots Childcare, Inc. (71%);
Hanover, MD							The Devereux Foundation (29%)
1343 Ashton Road	BWI Airport	1989	9,962	100.0%	153,383	15.40	General Dynamics (100%)
Hanover, MD
114 National Business Parkway	BWI Airport	2002	9,717	100.0%	63,440	6.53	Huff and Puff, Inc. (44%);
Annapolis Junction, MD							Café Joe (39%);
							Charm City Concierge (17%)
1348 Ashton Road	BWI Airport	1988	3,108	100.0%	65,544	21.09	Dunkin Donuts Restaurant (100%)
Hanover, MD
7200 Riverwood	Howard County	1986	160,000	100.0%	3,249,210	20.31	United States of America (100%)
Columbia, MD	Perimeter
9140 Rt. 108	Howard County	1974/1985	150,000	100.0%	4,279,500	28.53	United States of America (100%)
Columbia, MD	Perimeter
7000 Columbia Gateway Drive	Howard County	1999	145,806	100.0%	1,353,541	9.28	Honeywell International (100%)
Columbia, MD	Perimeter
6731 Columbia Gateway Drive	Howard County	2002	123,885	98.6%	3,116,563	25.53	CareFirst Inc. & Subsidiaries (40%);
Columbia, MD	Perimeter						Washington Mutual Bank (17%);
							Bridge Technology Corporation (17%)
6940 Columbia Gateway Drive	Howard County	1999	108,847	86.8%	1,989,690	21.06	Ameritrade Holding Corporation (39%);
Columbia, MD	Perimeter						Magellan Behavioral Health, Inc. (26%);
							BMC Software, Inc. (14%)
6950 Columbia Gateway Drive	Howard County	1998	107,778	100.0%	2,138,599	19.84	Magellan Behavioral Health, Inc. (100%)
Columbia, MD	Perimeter
7067 Columbia Gateway Drive	Howard County	2001	82,953	100.0%	1,821,938	21.96	Community First Financial (50%);
Columbia, MD	Perimeter						Allstate Insurance Company (50%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

6750 Alexander Bell Drive	Howard County	2001	78,460	100.0%	1,964,704	25.04	Sun Microsystems, Inc. (45%);
Columbia, MD	Perimeter						The Coca-Cola Company (35%)
6700 Alexander Bell Drive	Howard County	1988	74,852	83.7%	1,365,530	21.80	Arbitron, Inc. (27%)
Columbia, MD	Perimeter
6740 Alexander Bell Drive	Howard County	1992	61,957	100.0%	1,648,846	26.61	Johns Hopkins University (79%);
Columbia, MD	Perimeter						Advanced Career Technologies, Inc. (20%)
8671 Robert Fulton Drive	Howard County	2002	56,350	100.0%	927,599	16.46	Nucletron Corporation (51%);
Columbia, MD	Perimeter						First American Credit Management Solutions (49%)
6716 Alexander Bell Drive	Howard County	1990	52,002	78.3%	952,294	23.39	Sun Microsystems, Inc. (26%);
Columbia, MD	Perimeter						Rational Software Corp. (15%);
							Johns Hopkins University (13%);
							AMNET Mortgage, Inc. (10%)
8661 Robert Fulton Drive	Howard County	2002	49,500	69.4%	509,436	14.84	Rohde & Schwarz (69%)
Columbia, MD	Perimeter
9140 Guilford Road	Howard County	1983	41,704	100.0%	624,392	14.97	COACT, Inc. (29%);
Columbia, MD	Perimeter						Essex Corporation (21%);
							Microcosm (14%);
							NEC Business Network Solutions, Inc. (14%);
							Chesapeake Surgical, Ltd. (12%);
							Creative Marketing (11%)
7065 Columbia Gateway Drive	Howard County	2000	38,560	100.0%	611,692	15.86	EVI Technology, Inc. (100%)
Columbia, MD	Perimeter
7063 Columbia Gateway Drive	Howard County	2000	36,936	100.0%	792,743	21.46	The Boeing Company (51%);
Columbia, MD	Perimeter						Chesapeake Research Review (49%)
9160 Guilford Road	Howard County	1984	36,528	100.0%	606,145	16.59	AT&T Corporation (100%)
Columbia, MD	Perimeter
6760 Alexander Bell Drive	Howard County	1991	36,309	84.0%	571,726	18.74	MWH Americas, Inc. (14%);
Columbia, MD	Perimeter						Facilities Dynamics Engineering Corporation (11%)
6708 Alexander Bell Drive	Howard County	1988	35,040	100.0%	745,308	21.27	State Farm Mutual Auto Insurance Co. (100%)
Columbia, MD	Perimeter
7061 Columbia Gateway Drive	Howard County	2000	29,604	100.0%	713,992	24.12	Manekin, LLC (83%);
Columbia, MD	Perimeter						Dell Franklin Financial (17%)
6724 Alexander Bell Drive	Howard County	2001	28,420	100.0%	652,982	22.98	Lurgi Lentjes North America (95%)
Columbia, MD	Perimeter
9150 Guilford Road	Howard County	1984	17,655	100.0%	310,151	17.57	Essex Corporation (100%)
Columbia, MD	Perimeter
9130 Guilford Road	Howard County	1984	13,700	100.0%	208,924	15.25	Eyetel Imaging, Inc. (100%)
Columbia, MD	Perimeter
2500 Riva Road	Annapolis	2000/2001	155,000	100.0%	1,935,000	12.48	Usinternetworking, Inc. (100%)
Annapolis, MD
Subtotal/Average			5,347,828	95.6%	111,349,029	21.77
Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	470,406	99.5%	9,295,042	19.86	Computer Sciences Corporation (70%);
Chantilly, VA							General Dynamics Government Corp. (19%)
15059 Conference Center Drive	Dulles South	2000	145,192	100.0%	3,927,679	27.05	The Boeing Company (55%);
Chantilly, VA							Booz Allen Hamilton (18%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

15049 Conference Center Drive	Dulles South	1997	145,053	100.0%	3,810,061	26.27	The Aerospace Corporation (92%)
Chantilly, VA
14900 Conference Center Drive	Dulles South	1999	127,572	89.0%	2,993,486	26.36	MBA Management (11%);
Chantilly, VA							Federal Express Corporation (11%)
14280 Park Meadow Drive	Dulles South	1999	114,126	100.0%	2,816,176	24.68	Hamilton Resources (26%);
Chantilly, VA							ManTech Integrated Data Systems (26%);
							Edison Mission Energy (26%);
							AAA Mid-Atlantic, Inc. (12%)
4851 Stonecroft Boulevard	Dulles South	2004	88,094	100.0%	1,585,692	18.00	The Aerospace Corporation (100%)
Chantilly, VA
14850 Conference Center Drive	Dulles South	2000	69,711	100.0%	1,872,366	26.86	Comstor (51%);
Chantilly, VA							Rolls-Royce North America (49%)
14840 Conference Center Drive	Dulles South	2000	69,710	100.0%	1,695,238	24.32	Omniplex World Services (100%)
Chantilly, VA
13200 Woodland Park Drive	Herndon	2002	404,665	100.0%	10,142,650	25.06	Booz Allen Hamilton (68%);
Herndon, VA							VeriSign, Inc. (32%)
13454 Sunrise Valley Road	Herndon	1998	113,093	88.9%	2,131,366	21.21	National Student Clearinghouse (16%);
Herndon, VA							Treev, LLC (16%);
							Infodata Systems, Inc. (12%)
13450 Sunrise Valley Road	Herndon	1998	53,728	14.9%	229,703	28.71	United Management Group (15%)
Herndon, VA
1751 Pinnacle Drive	Tysons Corner	1989/1995	258,465	92.8%	7,281,492	30.35	PricewaterhouseCoopers (38%);
McLean, VA							Hunton & Williams (22%);
							Octagon, Inc. (11%)
1753 Pinnacle Drive	Tysons Corner	1976/2004	181,637	83.3%	4,584,634	30.29	Wachovia Bank (83%)
McLean, VA
Subtotal/Average			2,241,452	94.5%	52,365,585	24.72
Northern/Central New Jersey:
431 Ridge Road	Exit 8A - Cranbury	1958/1998	170,000	100.0%	3,485,558	20.50	AT&T Corporation (100%)
Dayton, NJ
429 Ridge Road	Exit 8A - Cranbury	1966/1996	142,385	100.0%	2,983,417	20.95	AT&T Corporation (100%)
Dayton, NJ
68 Culver Road	Exit 8A - Cranbury	2000	57,280	100.0%	1,356,766	23.69	AT&T Corporation (100%)
Dayton, NJ
104 Interchange Plaza	Exit 8A - Cranbury	1990	47,677	97.2%	1,116,868	24.10	Turner Construction Co. (35%);
Monroe Township, NJ							Laborer’s International Union (34%)
101 Interchange Plaza	Exit 8A - Cranbury	1985	43,621	90.9%	905,089	22.82	Arquest, Inc. (16%);
Cranbury, NJ							Ford Motor Credit Company (13%);
							Middlesex County Improve. Auth. (13%);
							CSX Transportation, Inc. (11%)
47 Commerce	Exit 8A - Cranbury	1992/1998	41,398	100.0%	547,997	13.24	Somfy Systems, Inc. (100%)
Cranbury, NJ
437 Ridge Road	Exit 8A - Cranbury	1962/1996	30,000	100.0%	600,996	20.03	AT&T Corporation (100%)
Dayton, NJ
7 Centre Drive	Exit 8A - Cranbury	1986	19,468	93.8%	440,163	24.12	Compugen, Inc. (23%);
Monroe Township, NJ							Systems Freight (22%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

8 Centre Drive	Exit 8A - Cranbury	1989	16,199	100.0%	321,661	19.86	American Mortgage Express (55%);
Monroe Township, NJ							Medical World Communications (45%)
2 Centre Drive	Exit 8A - Cranbury	1989	16,132	61.9%	285,210	28.58	Fleet National Bank (62%)
Monroe Township, NJ
4301 Route 1	Monmouth Junction	1986	61,433	85.0%	1,097,832	21.03	Guest Supply, Inc. (50%);
Monmouth Junction, NJ							Tricore Technologies (10%);
							Foster & Adoptive Family Services (10%)
695 Rt. 46	Wayne	1990	157,394	84.2%	2,897,815	21.86	ADT Security Services, Inc. (26%);
Fairfield, NJ							JPMorgan Chase Bank (15%);
							Dean Witter Reynolds (13%)
710 Rt. 46	Wayne	1985	101,263	68.0%	1,470,289	21.35	North Fork Bank (14%);
Fairfield, NJ							Ericsson, Inc. (13%);
							Green Point Mortgage (10%)
Subtotal/Average			904,250	91.3%	17,509,661	21.22
St. Mary’s & King George Counties:
22309 Exploration Drive	St. Mary’s County	1984/1997	98,860	100.0%	1,337,632	13.53	General Dynamics (100%)
Lexington Park, MD
46579 Expedition Drive	St. Mary’s County	2002	61,156	88.2%	991,752	18.38	Raytheon Company (25%);
Lexington Park, MD							RBC, Inc. (19%);
							VSE Corporation (13%);
							CCI, Inc. (13%)
22289 Exploration Drive	St. Mary’s County	2000	60,811	96.0%	1,091,376	18.70	BearingPoint, Inc. (39%);
Lexington Park, MD							AT&T Corporation (13%);
							Universal Systems (12%)
44425 Pecan Court	St. Mary’s County	1997	59,055	88.4%	931,215	17.84	The Boeing Company (25%);
California, MD							Jorge Scientific Corporation (25%);
							The Bionetics Corporation (10%)
22299 Exploration Drive	St. Mary’s County	1998	58,509	87.3%	1,021,561	20.00	United States of America (28%);
Lexington Park, MD							Science Applications International (27%);
							D.P. Associates, Inc. (14%)
44408 Pecan Court	St. Mary’s County	1986	50,532	100.0%	535,882	10.60	BAE Systems (100%)
California, MD
23535 Cottonwood Parkway	St. Mary’s County	1984	46,656	100.0%	482,599	10.34	BAE Systems (100%)
California, MD
22300 Exploration Drive	St. Mary’s County	1997	44,830	100.0%	644,745	14.38	General Dynamics (100%)
Lexington Park, MD
44417 Pecan Court	St. Mary’s County	1989	29,053	100.0%	278,900	9.60	General Dynamics (100%)
California, MD
44414 Pecan Court	St. Mary’s County	1986	25,444	100.0%	222,889	8.76	BAE Systems (100%)
California, MD
44420 Pecan Court	St. Mary’s County	1989	25,200	100.0%	126,000	5.00	BAE Systems (100%)
California, MD
16480 Commerce Drive	King George County	2000	70,728	100.0%	1,047,416	14.81	Northrop Grumman Corporation (100%)
Dahlgren, VA
16541 Commerce Drive	King George County	1996	36,053	100.0%	425,435	11.80	BAE Systems (89%);
King George, VA							Science Applications International (11%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

16539 Commerce Drive	King George County	1990	32,076	100.0%	444,956	13.87	Lockheed Martin Corporation (71%);
King George, VA							Northrop Grumman Corporation (29%)
16442 Commerce Drive	King George County	2002	25,518	100.0%	436,360	17.10	Lockheed Martin Corporation (100%)
Dahlgren, VA
16501 Commerce Drive	King George County	2002	22,860	100.0%	317,754	13.90	Lockheed Martin Corporation (100%)
Dahlgren, VA
16543 Commerce Drive	King George County	2002	17,370	100.0%	340,808	19.62	Northrop Grumman Corporation (87%);
Dahlgren, VA							Corporate Presentation Services, Inc. (13%)
Subtotal/Average			764,711	96.9%	10,677,280	14.41
Blue Bell/Philadelphia:
753 Jolly Road	Blue Bell	1960/92-94	419,472	100.0%	3,946,948	9.41	Unisys (100%)
Blue Bell, PA
785 Jolly Road	Blue Bell	1970/1996	219,065	100.0%	2,371,792	10.83	Unisys with 100% sublease to Merck
Blue Bell, PA
760 Jolly Road	Blue Bell	1974/1994	208,854	100.0%	2,891,151	13.84	Unisys (100%)
Blue Bell, PA
751 Jolly Road	Blue Bell	1966/1991	112,958	100.0%	1,062,858	9.41	Unisys (100%)
Blue Bell, PA
Subtotal/Average			960,349	100.0%	10,272,749	10.70
Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	79,456	100.0%	1,419,634	17.87	Commonwealth of Pennsylvania (95%)
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	65.4%	673,988	14.84	Allstate Insurance (26%);
Harrisburg, PA							Data Recognition Corporation (18%)
6340 Flank Drive	East Shore	1988	68,200	100.0%	747,986	10.97	Lancaster Lebanon (100%)
Harrisburg, PA
2601 Market Place	East Shore	1989	65,411	95.7%	1,151,024	18.40	Ernst & Young, LLP (27%);
Harrisburg, PA							Quality Insights of PA, Inc. (18%);
							Albright College (14%);
							Duke Energy Operating Co., LLC (13%);
							Penn State Geisinger Systems Services, Inc. (12%);
							Groundwater Sciences Corporation (11%)
6400 Flank Drive	East Shore	1992	52,439	56.6%	509,311	17.15	Pennsylvania Coalition Against Domestic
Harrisburg, PA							Violence (51%)
6360 Flank Drive	East Shore	1988	46,500	61.3%	457,950	16.07	Ikon Office Solutions, Inc. (22%);
Harrisburg, PA							Sentage Corp. d/b/a Dental Services Group (15%)
6385 Flank Drive	East Shore	1995	32,921	54.9%	262,548	14.53	First Health Services (26%);
Harrisburg, PA							Imagistics International (11%);
							CGI Information Systems & Management (11%)
6380 Flank Drive	East Shore	1991	32,668	100.0%	423,748	12.97	Critical Care Systems, Inc. (19%);
Harrisburg, PA							Cancer Recovery Foundation of America (18%);
							Myers & Stauffer (16%);
							Lorom America, Inc. (14%);
							Verizon Network Integration Corporation (14%);
							Spray on Siding of Pennsylvania (12%)

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)	Major Tenants (10% or more of Rentable Square Feet)

6405 Flank Drive	East Shore	1991	32,000	100.0%	353,440	11.05	Primedia Enthusiast (100%)
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	354,535	16.13	New World Pasta (100%)
Harrisburg, PA
75 Shannon Road	East Shore	1999	20,887	100.0%	379,127	18.15	McCormick, Taylor & Assoc. (100%)
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	100.0%	310,802	15.71	Primedia Enthusiast (71%);
Harrisburg, PA							McCormick, Taylor & Assoc. (29%)
85 Shannon Road	East Shore	1999	12,863	100.0%	207,517	16.13	New World Pasta (100%)
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	100.0%	812,290	14.36	Commonwealth of Pennsylvania (100%)
Mechanicsburg, PA
5070 Ritter Road - Building A	West Shore	1989	32,309	51.1%	248,734	15.07	Maryland Casualty Co. (36%);
Mechanicsburg, PA							Commonwealth of Pennsylvania (15%)
5070 Ritter Road - Building B	West Shore	1989	28,347	100.0%	382,817	13.50	Vale National Training Center (62%);
Mechanicsburg, PA							Paytime, Inc. (20%);
							Pennsylvania Trauma Systems Foundation (18%);
Subtotal/Average			671,759	85.4%	8,695,451	15.16
Suburban Maryland:
11800 Tech Road	North Silver Spring	1969/1989	235,954	91.9%	3,467,085	15.99	Comcast Cablevision (42%);
Silver Spring, MD							Holy Cross Hospital of Silver Spring (18%);
							Kaiser Foundation Health Plan (17%);
							United States of America (11%)
400 Professional Drive	Gaithersburg	2000	129,030	90.0%	3,111,541	26.79	Aurora Loan Services (21%);
Gaithersburg, MD							DRS Electronic Systems (17%);
							PMC - Sierra US, Inc. (12%);
							Donnally, Vujcic Associates, LLC (11%);
							The Jack Morton Company (10%);
							US Filter Wastewater Group (10%)
14502 Greenview Drive	Laurel	1988	72,392	56.6%	748,803	18.26	KCI Technologies, Inc. (13%);
Laurel, MD							USPRA/IRA (10%)
14504 Greenview Drive	Laurel	1985	69,334	66.1%	895,200	19.54	Light Wave Communications (10%)
Laurel, MD
4230 Forbes Boulevard	Lanham	2003	55,867	48.0%	418,248	15.60	Northrop Grumman Corporation (27%);
Prince Georges, MD							Benco Dental Supply, Inc. (21%)
Subtotal/Average			562,577	79.4%	8,640,877	19.35
Other:
10150 York Road	North Baltimore Co.	1985	176,689	78.3%	2,407,603	17.40	Rewardsplus of America (52%);
Hunt Valley, MD							All Risks, Ltd. (24%)
9690 Deereco Road	North Baltimore Co.	1988	134,096	96.9%	3,120,896	24.02	Katz, Abosch, Windesheim, Gershman & Freedman (16%);
Timonium, MD							CDR Associates, LLC (11%);
							I4Commerce, Inc. (10%)
375 W. Padonia Road	North Baltimore Co.	1986	110,328	99.6%	1,655,608	15.06	Tessco Technologies, Inc. (85%)
Timonium, MD
1615 - 1629 Thames Street	Baltimore City	1989	104,214	95.7%	2,107,158	21.14	Johns Hopkins University (46%);
Baltimore, MD							Maryland First Financial Services Corporation (14%);
							Community of Science (12%)

Subtotal/Average	525,327	91.0%	9,291,265	19.44

Total/Average	11,978,253	94.0%	$228,801,897	$20.32

(1)     This percentage is based upon all signed leases and tenants occupancy as of December 31, 2004.

(2)   Total annualized rental revenue is the monthly contractual base rents as of December 31, 2004 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)   This total rent per occupied square foot is the property’s total annualized rental revenue divided by that property’s occupied square feet as of December 31, 2004.

(4)   The Baltimore/Washington Corridor encompasses mostly Anne Arundel and Howard Counties.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place as of December 31, 2004, assuming that none of the tenants exercise renewal options (dollars in thousands, except per square foot amounts):

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Portfolio Annualized Rental Revenue of Expiring Leases (2)	Percentage of Portfolio Annualized Rental Revenue Expiring (2)	Annualized Rental Revenue of Expiring Leases per Occupied Square Foot (2)
				(in thousands)

2005	107	1,079,081	9.6%	$22,346	9.8%	$20.71
2006	84	1,154,855	10.3%	22,371	9.8%	19.37
2007	125	1,736,983	15.4%	33,691	14.7%	19.40
2008	83	1,117,449	9.9%	23,683	10.4%	21.19
2009	108	2,342,074	20.8%	37,835	16.5%	16.15
2010	44	1,152,059	10.2%	26,114	11.4%	22.67
2011	13	316,276	2.8%	6,526	2.9%	20.63
2012	13	558,163	5.0%	11,866	5.2%	21.26
2013	6	386,290	3.5%	10,955	4.8%	28.36
2014	13	657,116	5.8%	17,468	7.6%	26.58
2015	4	312,653	2.8%	7,876	3.4%	25.19
2016	—	—	0.0%	—	0.0%	0.00
2017	—	—	0.0%	—	0.0%	0.00
2018	3	328,944	2.9%	7,204	3.1%	21.90
Other (3)	24	115,240	1.0%	867	0.4%	7.52

Total / Weighted Average	627	11,257,183	100.0%	$228,802	100.0%	$20.32

(1)   Most of our leases with the United States Government provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.  We reported the statistics in this manner because we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

(2)   Total annualized rental revenue is the monthly contractual base rent as of December 31, 2004 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

(3)   Other consists primarily of amenities, including cafeterias, concierge offices and property management space.  In addition, month-to-month leases and leases that have expired but the tenant remains in holdover are included in this line item as the exact expiration date is unknown.

Item 3.  Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Information for this item is incorporated herein by reference to the section of Exhibit 13.1 entitled “Market for Registrant’s Common Equity and Related Shareholder Matters.”

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2004, 90,000 of the Operating Partnership’s common units were exchanged for 90,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Item 8.  Financial Statements and Supplementary Data

Information for this section is incorporated herein by reference to the section of Exhibit 13.1 to this Form 10-K beginning with the Consolidated Balance Sheets and continuing through the Report of Independent Registered Public Accounting Firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

I.   Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

II.    Internal Control Over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included in Exhibit 13.1 to this Form 10-K and is incorporated by reference herein.

(b)   Report of Independent Registered Public Accounting Firm

The Report of our Independent Registered Public Accounting Firm is included in Exhibit 13.1 to this Form 10-K and is incorporated by reference herein.

(c)   Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Items 10, 11, 12, 13 & 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2005 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as exhibits to this Form 10-K:

1.     Financial Statements. Audited consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2004 are included in Exhibit 13.1 to this Form 10-K and are incorporated by reference.

2.     Financial Statement Schedule.  Audited Schedule III – Real Estate and Accumulated Depreciation.  See page 36 of this Form 10-K.

3.     See section below entitled “Exhibits.”

(b)   Exhibits.  Refer to the Exhibit Index that follows.  Unless otherwise noted, the file number of all documents incorporated by reference is 1-14023.

EXHIBIT NO.	DESCRIPTION

3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).

3.1.2

Articles of Amendment of Amended and Restated Declaration of Trust (filed on March 22, 2002 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.1.3	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

3.1.4

Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Company’s Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

3.1.5	Articles Supplementary of Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

3.1.6	Articles Supplementary of Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

3.1.7

Articles Supplementary of Corporate Office Properties Trust relating to the Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant’s Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).

3.1.8

Articles Supplementary of Corporate Office Properties Trust relating to the Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant’s Amended Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).

3.1.9

Articles Supplementary of Corporate Office Properties Trust relating to the Series G Cumulative Redeemable Preferred Shares, dated August 6, 2003 (filed with the Registrant’s Registration Statement on Form 8-A on August 7, 2003 and incorporated herein by reference).

3.1.10

Articles Supplementary of Corporate Office Properties Trust relating to the Series H Cumulative Redeemable Preferred Shares, dated December 11, 2003 (filed with the Current Report on Form 8-K on December 12, 2003 and incorporated herein by reference).

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

3.4

Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

3.5

Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed on March 22, 2001 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.1.1

Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 7, 1999 (filed on March 16, 2000 with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.1.2

First Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed on March 16, 2000 with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

10.1.5

Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated November 27, 2000 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.6

Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated January 25, 2001 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.7

Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated April 3, 2001 (filed with the Company’s Current Report on Form 8-K dated April 4, 2001 and incorporated herein by reference).

10.1.8

Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 30, 2001 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.9

Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 14, 2001 (filed with the Company’s Amended Current Report on Form 8-K dated September 14, 2001 and incorporated herein by reference).

10.1.10

Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 6, 2001 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.1.11

Tenth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 29, 2001 (filed on March 27, 2003with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.12

Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 15, 2002 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.13

Twelfth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 2, 2003 (filed on August 12, 2003 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1.14

Thirteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated August 11, 2003 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1.15

Fourteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated December 18, 2003 (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.1.16

Fifteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 31, 2004 (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.1.17

Sixteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2004 (filed on May 7, 2004 with the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.1.18

Seventeenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 23, 2004 (filed with the Company’s Current Report on Form 8-K dated September 23, 2004 and incorporated herein by reference).

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

10.3.2*

Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on August 13, 1999 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.3.3*

Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on March 22, 2002 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.4*

Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

10.5*

Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Clay W. Hamlin, III (filed on March 16, 2000 with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.6*

Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Randall M. Griffin (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.7.1*

Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.7.2*	Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed herewith).

10.8.1*

Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on August 12, 2003 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.8.2*	Amendment to Employment Agreement, dated March 4, 2005, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed herewith).

10.9*

Employment Agreement, dated May 15, 2003, between Corporate Realty Management, LLC, Corporate Office Properties Trust and Michael D. Kaiser (filed on August 12, 2003 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.10.1

Second Amended and Restated Senior Secured Revolving Credit Agreement, dated March 8, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed on March 22, 2002 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.10.2

First Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated July 23, 2002, between the Company, the Operating Partnership, Any Mortgaged Property Subsidiary and Bankers Trust Company (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.11

Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed on November 13, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.12	Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated

EXHIBIT NO.	DESCRIPTION

October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on November 13, 1998 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.13

Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed on November 8, 1999 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.14

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on November 8, 1999 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.15

Agreement to Sell Partnership Interests, dated August 12, 1999, between Gateway Shannon Development Corporation, Clay W. Hamlin, III and COPT Acquisitions, Inc. (filed on November 8, 1999 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

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

10.19

Option Agreement, dated March 1998, between the Operating Partnership and Blue Bell Land, L.P. (filed on March 16, 2000 with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.20

Option Agreement, dated March 1998, between the Operating Partnership and Comcourt Land, L.P. (filed on March 16, 2000 with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.21.1

Agreement of Sale, dated December 19, 2002, between Jolly Knolls, LLC and the Operating Partnership (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.21.2

Amendment to Agreement of Sale, dated November 7, 2003, between Jolly Knolls, LLC and the Operating Partnership (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.22

Indemnity Deed of Trust Note, dated January 24, 2003, by Corporate Office Properties, LP for the benefit of Jolly Knolls, LLC (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.23

Indemnity Deed of Trust Note (Reserve Parcel Note), dated November 14, 2003, by Corporate Office Properties, LP for the benefit of Jolly Knolls, LLC (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24.1

Contract of Sale, dated February 27, 2003 between Jolly Acres Limited Partnership and the Operating Partnership (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.24.2

Amendment to Contract of Sale, dated November 7, 2003, between Jolly Acres Limited Partnership and the Operating Partnership (filed on March 11, 2004 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.25

Credit Agreement, dated March 10, 2004, among the Company; the Operating Partnership; Wachovia Bank, National Association; Wachovia Capital Markets, LLC; KeyBank National Association; Fleet National Bank and Manufacturers and Traders Trust Company (filed with the Registrant’s Current Report on Form 8-K on April 13, 2004 and incorporated herein by reference).

10.26	Description of Compensation of Non-Employee Trustees (filed herewith).

10.27	Description of annual cash incentive awards to executives (filed herewith).

13.1	Portions of the Annual Report of Corporate Office Properties Trust for the year ended December 31, 2004 (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Operating Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

EXHIBIT NO.	DESCRIPTION

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

(c)   Not applicable.

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2004

(Dollars in thousands)

Property	Location	Building Type	Encumbrances(1)	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
					Building and Land
				Land	Improvements
751, 753 760, 785 Jolly Road	Blue Bell, PA	Office	$43,926	$24,402	$88,952	$5	$113,359	$(15,928)	1966/1996	10/14/97	40 Years
13200 Woodland Park Drive	Herndon, VA	Office	73,219	10,428	49,476	58	59,962	(5,606)	2002	6/2/03	40 Years
15000 Conference Center Drive	Chantilly, VA	Office	32,660	5,193	47,526	1,273	53,992	(4,570)	1989	11/30/01	40 Years
1751 Pinnacle Drive	McClean, VA	Office	35,869	10,347	42,582	2	52,931	(432)	1989/1985	9/23/04	40 Years
1753 Pinnacle Drive	McClean, VA	Office	28,274	8,219	34,240	2,317	44,776	(242)	1976/2004	9/23/04	40 Years
2730 Hercules Road	Annapolis Junction, MD	Office	22,292	8,737	31,612	—	40,349	(4,943)	1990	9/28/98	40 Years
2720 Technology Drive	Annapolis Junction, MD	Office	18,270	3,863	29,480	—	33,343	(241)	2004	1/31/02	40 Years
140 National Business Parkway	Annapolis Junction, MD	Office	18,397	3,407	22,562	—	25,969	(407)	2003	12/31/03	40 Years
11800 Tech Road	Silver Spring, MD	Office	18,872	4,574	19,812	865	25,251	(1,714)	1969/1989	8/1/02	40 Years
15049 Conference Center Drive	Chantilly, VA	Office	15,104	4,415	20,489	14	24,918	(1,772)	1997	8/14/02	40 Years
2711 Technology Drive	Annapolis Junction, MD	Office	18,500	2,251	21,647	3	23,901	(1,895)	2002	11/13/00	40 Years
6731 Columbia Gateway Drive	Columbia, MD	Office	5,359	3,948	18,840	31	22,819	(1,289)	2002	3/29/00	40 Years
400 Professional Drive	Gatihersburg, MD	Office	16,613	3,673	17,399	265	21,337	(704)	2000	3/5/04	40 Years
431 Ridge Road	Dayton, NJ	Office	28,184	2,782	11,128	7,266	21,176	(3,661)	1958/1998	10/14/97	40 Years
7200 Riverwood Drive	Columbia, MD	Office	15,013	4,089	16,356	470	20,915	(2,602)	1986	10/13/98	40 Years
15059 Conference Center Drive	Chantilly, VA	Office	23,919	5,753	13,816	567	20,136	(1,349)	2000	8/14/02	40 Years
9690 Deereco Road	Timonium, MD	Office	6,919	3,415	13,723	2,375	19,513	(2,544)	1988	12/21/99	40 Years
2721 Technology Drive	Annapolis Junction, MD	Office	13,125	4,605	14,635	9	19,249	(1,620)	2000	10/21/99	40 Years
14280 Park Meadow Drive	Chantilly, VA	Office	9,826	3,512	15,503	10	19,025	(149)	1999	9/29/04	40 Years
14900 Conference Center Drive	Chantilly, VA	Office	15,214	3,436	14,895	243	18,574	(813)	1999	7/25/03	40 Years
870 - 880 Elkridge Landing Road	Linthicum, MD	Office	6,488	2,003	10,403	6,095	18,501	(2,140)	1981	8/3/01	40 Years
6950 Columbia Gateway Drive	Columbia, MD	Office	9,604	3,596	14,269	167	18,032	(2,219)	1998	10/21/98	40 Years
2701 Technology Drive	Annapolis Junction, MD	Office	14,088	1,737	15,267	8	17,012	(1,556)	2001	5/26/00	40 Years
132 National Business Parkway	Annapolis Junction, MD	Office	11,462	2,917	12,438	1,126	16,481	(1,823)	2000	5/28/97	40 Years
10150 York Road	Hunt Valley, MD	Office	5,380	2,700	11,730	1,557	15,987	(457)	1985	4/15/04	40 Years
13454 Sunrise Valley Drive	Herndon, VA	Office	12,239	2,916	12,202	286	15,404	(589)	1998	7/25/03	40 Years
318 Carina Road	Annapolis Junction, MD	Office	9,811	2,769	12,621	—	15,390	—	(2)	11/14/03	N/A
7000 Columbia Gateway Drive	Columbia, MD	Office	5,569	3,131	12,103	27	15,261	(775)	1999	5/31/02	40 Years
429 Ridge Road	Dayton, NJ	Office	9,263	2,932	11,754	514	15,200	(2,214)	1966/1996	10/14/97	40 Years
2691 Technology Drive	Annapolis Junction, MD	Office	9,606	2,097	13,075	—	15,172	—	(2)	11/14/03	N/A
2500 Riva Rd	Annapolis, MD	Office	12,792	2,791	12,146	—	14,937	(631)	2000	3/4/03	40 Years
1306 Concourse Drive	Linthicum, MD	Office	10,006	2,796	11,186	515	14,497	(1,721)	1990	11/18/99	40 Years
6940 Columbia Gateway Drive	Columbia, MD	Office	9,060	3,545	9,916	929	14,390	(1,535)	1999	11/13/98	40 Years
4851 Stonecroft Boulevard	Chantilly, VA	Office	17,481	1,878	12,424	—	14,302	(51)	2004	8/14/02	40 Years
1304 Concourse Drive	Linthicum, MD	Office	11,338	1,999	12,142	3	14,144	(1,002)	2002	11/18/99	40 Years
6750 Alexander Bell Drive	Columbia, MD	Office	8,702	1,263	12,460	231	13,954	(1,676)	2000	12/31/98	40 Years
7067 Columbia Gateway Drive	Columbia, MD	Office	9,016	1,829	11,823	38	13,690	(896)	2001	8/30/01	40 Years
375 West Padonia Road	Timonium, MD	Office	4,875	2,483	10,415	762	13,660	(1,373)	1986	12/21/99	40 Years
Lots 24R-27R & 31RR-32RR National Business Pkwy	Annapolis Junction, MD	Office	14,199	9,569	4,069	—	13,638	—	(2)	11/14/03	N/A
1615 - 1629 Thames Street	Baltimore, MD	Office	3,706	2,080	8,322	2,865	13,267	(1,976)	1989	9/28/98	40 Years
133 National Business Parkway	Annapolis Junction, MD	Office	9,379	2,517	10,068	516	13,101	(1,908)	1997	9/28/98	40 Years
710 Route 46	Fairfield, NJ	Office	5,237	2,154	8,615	1,961	12,730	(2,313)	1985	5/28/98	40 Years
22309 Exploration Drive	Lexington Park. MD	Office	2,975	2,243	10,419	—	12,662	(292)	1984	3/24/04	40 Years
135 National Business Parkway	Annapolis Junction, MD	Office	7,308	2,484	9,750	312	12,546	(1,531)	1998	12/30/98	40 Years
141 National Business Parkway	Annapolis Junction, MD	Office	7,002	2,398	9,590	349	12,337	(1,666)	1990	9/28/98	40 Years
15010 Conference Center Drive	Chantilly, VA	Office	—	3,500	8,581	—	12,081	—	(2)	11/30/01	N/A
920 Elkridge Landing Road	Linthicum, MD	Office	8,586	2,101	9,765	95	11,961	(1,649)	1982	7/2/01	40 Years
304 Carina Road	Annapolis Junction, MD	Office	3,914	3,575	7,932	—	11,507	—	(2)	11/14/03	N/A
2605 Interstate Drive	Harrisburg, PA	Office	3,492	2,089	8,355	904	11,348	(1,831)	1990	10/14/97	40 Years
1302 Concourse Drive	Linthicum, MD	Office	6,651	2,078	8,313	918	11,309	(1,416)	1996	11/18/99	40 Years
134 National Business Parkway	Annapolis Junction, MD	Office	7,539	3,684	7,516	30	11,230	(1,127)	1999	11/13/98	40 Years
900 Elkridge Landing Road	Linthicum, MD	Office	6,895	1,993	7,972	1,177	11,142	(1,604)	1982	4/30/98	40 Years
131 National Business Parkway	Annapolis Junction, MD	Office	5,653	1,906	7,623	957	10,486	(1,729)	1990	9/28/98	40 Years
6700 Alexander Bell Drive	Columbia, MD	Office	4,972	1,755	7,019	1,597	10,371	(892)	1988	5/14/01	40 Years
2601 Market Place	Harrisburg, PA	Office	5,756	1,928	7,713	522	10,163	(1,604)	1989	10/14/97	40 Years
1199 Winterson Road	Linthicum, MD	Office	5,531	1,599	6,395	2,114	10,108	(1,341)	1988	4/30/98	40 Years
14850 Conference Center Drive	Chantilly, VA	Office	8,655	1,615	8,358	2	9,975	(551)	2000	7/25/03	40 Years
999 Corporate Boulevard	Linthicum, MD	Office	7,467	1,187	8,330	285	9,802	(972)	2000	8/1/99	40 Years
14840 Conference Center Drive	Chantilly, VA	Office	8,790	1,572	8,175	1	9,748	(583)	2000	7/25/03	40 Years
Waterview III	Herndon, VA	Office	—	9,614	68	—	9,682	—	(3)	4/29/04	N/A
68 Culver Road	Dayton, NJ	Office	6,695	861	8,797	6	9,664	(950)	2000	7/9/99	40 Years

Property	Location	Building Type	Encumbrances(1)	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
					Building and Land
				Land	Improvements
16480 Commerce Dr	Dahlgren, VA	Office	6,384	1,855	7,662	—	9,517	—	2004	12/28/04	40 Years
1190 Winterson Road	Linthicum, MD	Office	4,618	1,335	5,340	2,371	9,046	(1,467)	1987	4/30/98	40 Years
7467 Ridge Road	Hanover, MD	Office	5,681	1,629	6,517	710	8,856	(1,296)	1990	4/28/99	40 Years
7240 Parkway Drive	Hanover, MD	Office	5,139	1,496	5,985	1,047	8,528	(989)	1985	4/18/00	40 Years
14502 Greenview Drive	Laurel, MD	Office	4,626	1,482	5,899	1,096	8,477	(1,318)	1988	9/28/98	40 Years
9140 Route 108	Columbia, MD	Office	8,454	1,637	5,500	1,304	8,441	(654)	1974/1985	12/14/00	40 Years
6740 Alexander Bell Drive	Columbia, MD	Office	4,515	1,424	5,696	1,100	8,220	(1,525)	1992	12/31/98	40 Years
849 International Drive	Linthicum, MD	Office	4,691	1,356	5,426	1,206	7,988	(1,278)	1988	2/23/99	40 Years
14504 Greenview Drive	Laurel, MD	Office	4,369	1,429	5,716	730	7,875	(1,169)	1985	9/28/98	40 Years
16539 & 16541 Commerce Drive	Dahlgren, VA	Office	2,813	1,462	6,132	133	7,727	—	2004	12/21/04	40 Years
1099 Winterson Road	Linthicum, MD	Office	4,578	1,323	5,293	779	7,395	(1,208)	1988	4/30/98	40 Years
6716 Alexander Bell Drive	Columbia, MD	Office	3,939	1,242	4,969	1,175	7,386	(1,420)	1990	12/31/98	40 Years
46579 Expedition Drive	Lexington Park. MD	Office	2,819	1,406	5,943	—	7,349	(166)	2002	3/24/04	40 Years
22299 Exploration Drive	Lexington Park. MD	Office	2,995	1,362	5,808	—	7,170	(162)	1998	3/24/04	40 Years
22289 Exploration Drive	Lexington Park. MD	Office	3,404	1,422	5,719	—	7,141	(112)	2000	3/24/04	40 Years
911 Elkridge Landing Road	Linthicum, MD	Office	4,204	1,215	4,861	1,034	7,110	(1,221)	1985	4/30/98	40 Years
6711 Columbia Gateway Drive	Columbia, MD	Office	—	3,970	3,113	—	7,083	—	(2)	9/28/00	N/A
6345 Flank Drive	Harrisburg, PA	Office	1,674	1,324	5,268	482	7,074	(866)	1989	12/3/99	40 Years
101 Interchange Plaza	Cranbury, NJ	Office	3,848	1,160	4,666	1,181	7,007	(1,182)	1985	10/30/98	40 Years
13450 Sunrise Valley Drive	Herndon, VA	Office	6,085	1,394	5,576	8	6,978	(199)	1998	7/25/03	40 Years
104 Interchange Plaza	Cranbury, NJ	Office	4,388	1,329	5,315	304	6,948	(902)	1990	10/30/98	40 Years
4301 Route 1	Monmouth Junction, NJ	Office	2,133	1,208	4,832	898	6,938	(1,030)	1986	6/24/99	40 Years
8671 Robert Fulton Drive	Columbia, MD	Office	3,912	1,717	4,279	829	6,825	(118)	2003	12/30/03	40 Years
44425 Pecan Court	California, MD	Office	4,047	1,309	5,458	—	6,767	(132)	1997	5/5/04	40 Years
306 Carina Road	Annapolis Junction, MD	Office	—	3,575	2,900	—	6,475	—	(2)	11/14/03	N/A
1201 Winterson Road	Linthicum, MD	Office	4,457	1,288	5,154	21	6,463	(865)	1985	4/30/98	40 Years
Columbia Gtwy T11 Lot 1	Columbia, MD	Office	2,528	6,386	50	—	6,436	—	(3)	9/20/04	N/A
6340 Flank Drive	Harrisburg, PA	Office	1,855	1,274	5,071	50	6,395	(662)	1988	12/3/99	40 Years
7065 Columbia Gateway Drive	Columbia, MD	Office	3,509	919	4,222	1,191	6,332	(870)	2000	8/30/01	40 Years
891 Elkridge Landing Road	Linthicum, MD	Office	4,492	1,160	4,792	240	6,192	(507)	1984	7/2/01	40 Years
22300 Exploration Drive	Lexington Park. MD	Office	3,020	1,094	5,038	—	6,132	(31)	1989	11/9/04	40 Years
901 Elkridge Landing Road	Linthicum, MD	Office	3,973	1,151	4,416	439	6,006	(510)	1984	7/2/01	40 Years
938 Elkridge Landing Road	Linthicum, MD	Office	4,766	1,204	4,727	71	6,002	(421)	1984	7/2/01	40 Years
5035 Ritter Road	Harrisburg, PA	Office	2,589	1,116	4,442	111	5,669	(609)	1988	12/3/99	40 Years
881 Elkridge Landing Road	Linthicum, MD	Office	3,578	1,034	4,137	495	5,666	(754)	1986	4/30/98	40 Years
921 Elkridge Landing Road	Linthicum, MD	Office	3,612	1,044	4,176	425	5,645	(889)	1983	4/30/98	40 Years
939 Elkridge Landing Road	Linthicum, MD	Office	3,249	939	3,756	874	5,569	(977)	1983	4/30/98	40 Years
6400 Flank Drive	Harrisburg, PA	Office	1,569	1,093	4,350	54	5,497	(556)	1992	12/3/99	40 Years
6724 Alexander Bell Drive	Columbia, MD	Office	3,110	449	5,039	6	5,494	(393)	2002	5/14/01	40 Years
7063 Columbia Gateway Drive	Columbia, MD	Office	3,319	902	4,145	437	5,484	(835)	2000	8/30/01	40 Years
6760 Alexander Bell Drive	Columbia, MD	Office	2,822	890	3,561	965	5,416	(765)	1991	12/31/98	40 Years
930 International Drive	Linthicum, MD	Office	3,505	1,013	4,053	335	5,401	(711)	1986	4/30/98	40 Years
8661 Robert Fulton Drive	Columbia, MD	Office	3,437	1,509	3,762	1	5,272	(94)	2003	12/30/03	40 Years
940 Elkridge Landing Road	Linthicum, MD	Office	3,618	1,100	3,961	170	5,231	(362)	1984	7/2/01	40 Years
900 International Drive	Linthicum, MD	Office	3,392	981	3,922	263	5,166	(697)	1986	4/30/98	40 Years
7321 Parkway Drive	Hanover, MD	Office	3,278	940	3,760	431	5,131	(722)	1984	4/16/99	40 Years
1340 Ashton Road	Hanover, MD	Office	3,156	905	3,620	560	5,085	(649)	1989	4/28/99	40 Years
7318 Parkway Drive	Hanover, MD	Office	3,390	972	3,888	91	4,951	(580)	1984	4/16/99	40 Years
7320 Parkway Drive	Hanover, MD	Office	2,917	905	3,635	335	4,875	(393)	1983	4/4/02	40 Years
6360 Flank Drive	Harrisburg, PA	Office	1,377	911	3,625	332	4,868	(623)	1988	12/3/99	40 Years
6708 Alexander Bell Drive	Columbia, MD	Office	2,542	897	3,588	291	4,776	(337)	1988	5/14/01	40 Years
8621 Robert Fulton Drive	Columbia, MD	Office	—	3,035	1,475	—	4,510	—	(2)	4/5/2001(4)	N/A
322 Carina Road	Annapolis Junction, MD	Office	—	2,764	1,696	—	4,460	—	(2)	11/14/03	N/A
800 International Drive	Linthicum, MD	Office	2,680	775	3,099	477	4,351	(548)	1988	4/30/98	40 Years
4230 Forbes Boulevard	Lanham, MD	Office	3,631	511	3,837	—	4,348	(194)	2003	5/18/2001(4)	40 Years
9140 Guilford Road	Columbia, MD	Office	3,040	794	3,261	170	4,225	(309)	1983	4/4/02	40 Years
6385 Flank Drive	Harrisburg, PA	Office	2,420	811	3,242	49	4,102	(617)	1995	10/14/97	40 Years
7061 Columbia Gateway Drive	Columbia, MD	Office	2,728	729	3,347	10	4,086	(481)	2000	8/30/01	40 Years
44408 Pecan Court	California, MD	Office	2,061	817	3,269	—	4,086	(61)	1986	3/24/04	40 Years
302 Carina Road	Annapolis Junction, MD	Office	—	3,575	466	—	4,041	—	(2)	11/14/03	N/A
Parcel 3-A, Westfields International Corporate Center	Chantilly, VA	Office	—	3,609	417	—	4,026	—	(3)	7/31/02	N/A
23535 Cottonwood Parkway	California, MD	Office	1,905	763	3,051	—	3,814	(57)	1984	3/24/04	40 Years
1334 Ashton Road	Hanover, MD	Office	2,568	736	2,946	101	3,783	(517)	1989	4/28/99	40 Years
47 Commerce Drive	Cranbury, NJ	Office	2,497	756	3,025	1	3,782	(467)	1992/1998	10/30/98	40 Years
437 Ridge Road	Dayton, NJ	Office	1,984	717	2,866	45	3,628	(530)	1962/1996	10/14/97	40 Years
9160 Guilford Road	Columbia, MD	Office	2,700	665	2,836	26	3,527	(312)	1984	4/4/02	40 Years

Property	Location	Building Type	Encumbrances(1)	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
					Building and Land
				Land	Improvements
46591 Expedition Drive	Lexington Park. MD	Office	—	1,905	1,598	—	3,503	—	(2)	3/24/04	N/A
114 National Business Parkway	Annapolis Junction, MD	Office	—	364	3,060	3	3,427	(214)	2002	6/30/00	40 Years
320 Carina Road	Annapolis Junction, MD	Office	—	2,767	522	—	3,289	—	(2)	11/14/03	N/A
6405 Flank Drive	Harrisburg, PA	Office	1,080	656	2,610	7	3,273	(333)	1991	12/3/99	40 Years
5070 Ritter Road- Bldg A	Harrisburg, PA	Office	499	583	2,320	332	3,235	(437)	1989	12/3/99	40 Years
16442 Commerce Drive	Dahlgren, VA	Office	2,545	613	2,582	—	3,195	—	2005	12/21/04	40 Years
6380 Flank Drive	Harrisburg, PA	Office	1,323	589	2,346	162	3,097	(377)	1991	12/3/99	40 Years
1331 Ashton Road	Hanover, MD	Office	2,046	587	2,347	34	2,968	(335)	1989	4/28/99	40 Years
16501 Commerce Drive	Dahlgren, VA	Office	2,159	522	2,194	1	2,717	—	2006	12/21/04	40 Years
5070 Ritter Road- Bldg B	Harrisburg, PA	Office	1,142	510	2,030	44	2,584	(294)	1989	12/3/99	40 Years
7 Centre Drive	Monroe Township, NJ	Office	1,553	470	1,881	201	2,552	(409)	1989	10/30/98	40 Years
2 Centre Drive	Monroe Township, NJ	Office	1,586	480	1,922	34	2,436	(297)	1989	10/30/98	40 Years
44417 Pecan Court	California, MD	Office	1,119	434	1,939	8	2,381	(68)	1989	3/24/04	40 Years
95 Shannon Road	Harrisburg, PA	Office	1,411	472	1,891	12	2,375	(258)	1995	8/12/99	40 Years
75 Shannon Road	Harrisburg, PA	Office	1,343	450	1,799	107	2,356	(296)	1995	8/12/99	40 Years
16543 Commerce Drive	Dahlgren, VA	Office	1,805	436	1,830	—	2,266	—	2007	12/21/04	40 Years
1350 Dorsey Road	Hanover, MD	Office	1,371	393	1,573	238	2,204	(339)	1989	4/28/99	40 Years
8 Centre Drive	Monroe Township, NJ	Office	1,283	388	1,554	257	2,199	(420)	1986	10/30/98	40 Years
44414 Pecan Court	California, MD	Office	873	405	1,619	—	2,024	(30)	1986	3/24/04	40 Years
1344 Ashton Road	Hanover, MD	Office	1,239	355	1,421	221	1,997	(285)	1989	4/28/99	40 Years
6375 Flank Drive	Harrisburg, PA	Office	1,104	191	1,659	1	1,851	(163)	2000	11/4/99	40 Years
44420 Pecan Court	California, MD	Office	1,115	344	1,374	45	1,763	(6)	1989	11/9/04	40 Years
9150 Guilford Road	Columbia, MD	Office	1,304	319	1,354	29	1,702	(143)	1984	4/4/02	40 Years
1341 Ashton Road	Hanover, MD	Office	1,066	306	1,223	79	1,608	(245)	1989	4/28/99	40 Years
8681 Robert Fulton Drive	Columbia, MD	Office	1,004	998	557	—	1,555	—	(3)	12/30/03	N/A
85 Shannon Road	Harrisburg, PA	Office	827	277	1,109	3	1,389	(150)	1995	8/12/99	40 Years
9130 Guilford Road	Columbia, MD	Office	1,018	230	975	71	1,276	(110)	1984	4/4/02	40 Years
1343 Ashton Road	Hanover, MD	Office	674	193	774	2	969	(110)	1989	4/28/99	40 Years
MOR Montpelier 3 LLC	Laurel, MD	Office	—	558	389	—	947	—	(3)	2/1/2001 (4)	N/A
Commerce 2 Building	Harrisburg, PA	Office	—	—	768	—	768	—	(3)	(5)	N/A
Park Center	Chantilly, VA	Office	—	—	666	—	666	—	(3)	7/18/02	N/A
Airport Square XXII	Linthicum, MD	Office	—	630	8	—	638	—	(3)	12/19/01	N/A
COPT Princeton South	Dayton, NJ	Office	—	512	—	—	512	—	(3)	9/29/04	N/A
COPT Pennlyn LLC	Blue Bell, PA	Office	—	401	1	—	402	—	(3)	7/14/04	N/A
1338 Ashton Road	Hanover, MD	Office	35	50	—	40	90	(4)	(3)	4/28/99	N/A
Gateway Exchange III	Columbia, MD	Office	—	—	87	—	87	—	(3)	9/28/00	N/A
Fort Ritchie	Washington County, MD	Mixed Use	—	—	218	—	218	—	(3)	(5)	N/A
Other Developments (6)	Various	Office	—	2	3	(119)	(114)	—	Various	Various	N/A

			$1,019,851	$342,517	$1,272,591	$69,908	$1,685,016	$(141,716)

(1) Excludes net premiums of $1,569 and $1,268 in unsecured notes payable.

(2) Under construction or development at December 31, 2004.

(3) Held for future development at December 31, 2004.

(4) These joint ventures were consolidated effective March 31, 2004 as required under Financial Accounting Standards Board Interpretation 46, as revised in December 2003 (“FIN 46(R)”).  See Note 2 to our Consolidated Financial Statements for a discussion of FIN 46(R).

(5) Development in progress in anticipation of acquisition.

(6) Includes intercompany eliminations.

The following table summarizes our changes in cost of properties for the periods ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Beginning balance	$1,287,066	$1,127,225	$967,558
Adjustments related to FAS 141 (1)	-	(14,200)	-
Adjusted beginning balance	$1,287,066	1,113,025	$967,558
Property acquisitions	260,023	191,053	145,154
Building and land improvements	117,817	23,684	23,032
Sales	-	(40,696)	(8,519)
Adjustments related to consolidation of joint ventures (2)	20,187	-	-
Adjustments related to acquisition of joint venture	(77)	-	-
Ending balance	$1,685,016	$1,287,066	$1,127,225

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2004	2003	2002
Beginning balance	$103,070	$76,095	$51,552
Adjustments related to FAS 141 (1)	-	1,974	-
Adjusted beginning balance	103,070	78,069	51,552
Depreciation expense	38,594	29,730	25,049
Sales	-	(4,729)	(506)
Adjustments related to consolidation of joint ventures (2)	52	-	-
Ending balance	$141,716	$103,070	$76,095

(1)  On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Under SFAS 141, the value associated with acquisitions of real estate is assigned not only to land and building improvements but also to a number of additional components; these components are described in the section entitled “Acquisitions of Real Estate” in Note 3 to the Consolidated Financial Statements.  In 2002, we changed our presentation of the effects of SFAS 141 on the results of operations from the presentation that we used in our 2002 Annual Report on Form 10-K by reclassifying the depreciation of tenant improvements and amortization of leasing costs associated with in-place operating leases of acquired properties from rental revenue to depreciation and amortization expense.  We also changed our Consolidated Balance Sheet as of December 31, 2002 to separately present intangible assets and deferred revenues associated with real estate acquisitions.

(2)  We began consolidating the accounts of several of our real estate joint ventures effective March 31, 2004 as required by FIN 46(R).  For a description of our accounting under FIN 46(R), you should refer to Note 2 to our Consolidated Financial Stateme

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors
of Corporate Office Properties Trust:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2005 appearing in the 2004 Annual Report to Shareholders of Corporate Office Properties Trust (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
March 16, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: March 16, 2005	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Operating Officer

Date: March 16, 2005	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jay H . Shidler	Chairman of the Board	March 16, 2005
(Jay H. Shidler)	and Trustee

/s/ Clay W. Hamlin, III	Chief Executive Officer and	March 16, 2005
(Clay W. Hamlin, III)	Trustee

/s/ Randall M. Griffin	President, Chief Operating	March 16, 2005
(Randall M. Griffin)	Officer and Trustee

/s/ Roger A. Waesche, Jr.	Executive Vice President and	March 16, 2005
(Roger A. Waesche, Jr.)	Chief Financial Officer

/s/ Thomas F. Brady	Trustee	March 16, 2005
(Thomas F. Brady)

/s/ Betsy Z. Cohen	Trustee	March 16, 2005
(Betsy Z. Cohen)

/s/ Robert L. Denton	Trustee	March 16, 2005
(Robert L. Denton)

/s/ Steven D. Kesler	Trustee	March 16, 2005
(Steven D. Kesler)

/s/ Kenneth S. Sweet, Jr.	Trustee	March 16, 2005
(Kenneth S. Sweet, Jr.)

/s/ Kenneth D. Wethe	Trustee	March 16, 2005
(Kenneth D. Wethe)