Form 10-Q
period 2005-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2005-05-10
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                                       March 31, 2005

or

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

On April 30, 2005, 37,066,915 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Investment in real estate:
Operating properties, net	$1,409,637	$1,407,148
Projects under construction or development	206,430	136,152
Total commercial real estate properties, net	1,616,067	1,543,300
Investments in and advances to unconsolidated real estate joint ventures	1,209	1,201
Investment in real estate, net	1,617,276	1,544,501
Cash and cash equivalents	6,212	13,821
Restricted cash	13,830	12,617
Accounts receivable, net	17,529	16,771
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	27,890	26,282
Intangible assets on real estate acquisitions, net	64,965	67,560
Deferred charges, net	27,168	27,642
Prepaid and other assets	19,658	18,646
Furniture, fixtures and equipment, net	2,771	2,565
Total assets	$1,798,920	$1,732,026
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,091,688	$1,022,688
Accounts payable and accrued expenses	46,400	46,307
Rents received in advance and security deposits	13,298	12,781
Dividends and distributions payable	14,766	14,713
Deferred revenue associated with acquired operating leases	6,612	7,247
Other liabilities	7,661	7,488
Total liabilities	1,180,425	1,111,224
Minority interests:
Common units in the Operating Partnership	87,539	88,355
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	1,699	1,723
Total minority interests	98,038	98,878
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized) (Note 13)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued of 37,043,386 at March 31, 2005 and 36,842,108 at December 31, 2004)	370	368
Additional paid-in capital	582,805	578,228
Cumulative distributions in excess of net income	(55,312)	(51,358)
Value of unearned restricted common share grants	(7,473)	(5,381)
Total shareholders’ equity	520,457	521,924
Total liabilities and shareholders’ equity	$1,798,920	$1,732,026

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenues
Rental revenue	$53,263	$43,194
Tenant recoveries and other real estate operations revenue	7,364	5,777
Construction contract revenues	15,728	6,137
Other service operations revenues	1,369	1,515
Total revenues	77,724	56,623
Expenses
Property operating	18,918	15,039
Depreciation and other amortization associated with real estate operations	14,666	10,359
Construction contract expenses	14,897	5,818
Other service operations expenses	1,291	1,092
General and administrative expenses	3,276	2,286
Total operating expenses	53,048	34,594
Operating income	24,676	22,029
Interest expense	(13,358)	(10,262)
Amortization of deferred financing costs	(396)	(859)
Income from continuing operations before gain (loss) on sales of real estate, equity in loss of unconsolidated entities, income taxes and minority interests	10,922	10,908
Gain (loss) on sales of real estate	24	(222)
Equity in loss of unconsolidated entities	—	(88)
Income tax expense	(457)	(200)
Income from continuing operations before minority interests	10,489	10,398
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,308)	(1,405)
Preferred units in the Operating Partnership	(165)	—
Other consolidated entities	24	—
Net income	9,040	8,993
Preferred share dividends	(3,654)	(4,456)
Net income available to common shareholders	$5,386	$4,537
Basic earnings per common share	$0.15	$0.15
Diluted earnings per common share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$9,040	$8,993
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,449	1,405
Depreciation and other amortization	14,666	10,359
Amortization of deferred financing costs	396	859
Amortization of deferred market rental revenue	(70)	(309)
Equity in loss of unconsolidated entities	—	88
(Gain) loss on sales of real estate	(24)	222
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(1,608)	(763)
(Increase) decrease in accounts receivable, restricted cash and prepaid and other assets	(2,678)	685
Increase (decrease) in accounts payable, accrued expenses, rents received in advance and security deposits	1,898	(5,408)
Other	1,843	1,317
Net cash provided by operating activities	24,912	17,448
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(84,955)	(60,024)
Investments in and advances to unconsolidated entities	(8)	(4)
Leasing costs paid	(1,675)	(552)
Increase in advances to certain real estate joint ventures	—	(515)
Other	(49)	(3,298)
Net cash used in investing activities	(86,687)	(64,393)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	93,458	189,125
Repayments of mortgage and other loans payable	(24,365)	(129,549)
Deferred financing costs paid	(235)	(1,948)
Net proceeds from issuance of common shares	593	2,189
Dividends paid	(12,941)	(10,732)
Distributions paid	(2,344)	(2,085)
Net cash provided by financing activities	54,166	47,000
Net (decrease) increase in cash and cash equivalents	(7,609)	55
Cash and cash equivalents
Beginning of period	13,821	9,481
End of period	$6,212	$9,536

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”).  We focus on the ownership, management, leasing, acquisition and development of suburban office properties.  We typically focus our operations geographically in select submarkets that are attractive to our tenant base and in which we believe we can establish a critical mass of square footage.  At March 31, 2005, all of our operating properties were located in the Mid-Atlantic region of the United States, although in accordance with our strategy of focusing on submarkets that are attractive to our tenants, we may from time to time seek to expand our operations outside of this region.  COPT is qualified as a REIT as defined in the Internal Revenue Code of 1986 and is the successor to a corporation organized in 1988.  As of March 31, 2005, our portfolio included 145 office properties in operations, including two properties owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2005 follows:

% Owned by COPT
Common Units	80%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%

The Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) (collectively with its subsidiaries defined as the “Service Companies”).  COMI’s consolidated subsidiaries are set forth below:

Entity Name	Type of Service Business
Corporate Realty Management, LLC (“CRM”)	Real Estate Management
Corporate Development Services, LLC (“CDS”)	Construction and Development
Corporate Cooling and Controls, LLC (“CC&C”)	Heating and Air Conditioning

COMI owns 100% of these entities.  Most of the services that CRM and CDS provide are for us.

2.                                      Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein.  These interim financial statements should be read together with the financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.  The interim financial statements on the previous pages reflect all adjustments that we believe are necessary for the fair statement of our financial position and results of operations for the interim periods presented.  These adjustments are of a normal recurring nature.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

3.             Earnings Per Share (“EPS”)

A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the three months ended March 31,
	2005	2004
Numerator:
Numerator for basic EPS on net income available to common shareholders	$5,386	$4,537
Add: Convertible preferred share dividends	—	21
Numerator for diluted EPS on net income available to common shareholders	$5,386	$4,558
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	36,555	29,814
Assumed conversion of share options	1,537	1,749
Assumed conversion of convertible preferred shares	—	539
Denominator for diluted EPS	38,092	32,102

Basic EPS	$0.15	$0.15
Diluted EPS	$0.14	$0.14

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted average
	shares in denominator
	for the three months
	ended March 31,
	2005	2004
Conversion of weighted average common units	8,544	8,863
Conversion of weighted average convertible preferred units	176	—
Restricted common shares	143	149
Conversion of share options	—	5

4.             Share-Based Compensation

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the three months ended March 31,
	2005	2004
Increase in general and administrative expenses	$413	$359
Increase in construction contract and other service operations expenses	46	139

The following table summarizes our operating results as if we elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the three months
	ended March 31,
	2005	2004
Net income, as reported	$9,040	$8,993
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	354	337
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(339)	(279)
Net income, pro forma	$9,055	$9,051
Basic EPS on net income available to common shareholders, as reported	$0.15	$0.15
Basic EPS on net income available to common shareholders, pro forma	$0.15	$0.15
Diluted EPS on net income available to common shareholders, as reported	$0.14	$0.14
Diluted EPS on net income available to common shareholders, pro forma	$0.14	$0.14

The share-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

5.             Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”).  The Accounting Principles Board’s Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  However, the guidance in APB 29 included certain exceptions to that principle.  SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Under SFAS 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 will be effective for us for nonmonetary asset exchanges occurring after December 31, 2005.  We are reviewing the provisions of SFAS 153 and assessing the impact it will have on us upon adoption.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon future events that may or may not be within the entity’s control.  The fair value of liabilities related to such obligations should be recognized when incurred and reasonably estimable.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than December 31, 2005.  We are reviewing the provisions of FIN 47 and assessing the impact it will have on us upon adoption.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost will be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  SFAS 123(R) was to be effective for us in June 2005 for applicability to all awards granted, modified, repurchased or cancelled after July 1, 2005; the statement also was to require that we recognize compensation cost on or after July 1, 2005 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on the date of grant.  In April 2005, the Securities and Exchange Commission (the “SEC”) extended the effective date of SFAS 123(R) to the beginning of our next fiscal year (January 1, 2006).  The SEC’s new rule does not change the accounting required by SFAS 123(R); it changes only the dates for compliance with the standard.  We are reviewing the provisions of SFAS 123(R) and assessing the impact it will have on us upon adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 expresses the SEC staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular, it provides guidance in a number of areas, including share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense, non-GAAP measures, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and certain disclosure requirements.  We are reviewing the provisions of SAB 107 and assessing the impact it will have on us upon our adoption of SFAS 123(R).

6.             Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31,	December 31,
	2005	2004
Land	$268,307	$268,327
Buildings and improvements	1,294,457	1,280,537
	1,562,764	1,548,864
Less: accumulated depreciation	(153,127)	(141,716)
	$1,409,637	$1,407,148

Projects we had under construction or pre-construction consisted of the following:

	March 31,	December 31,
	2005	2004
Land	$97,085	$74,190
Construction in progress	109,345	61,962
	$206,430	$136,152

2005 Acquisitions

On March 30, 2005, we acquired for $30,674 two office properties containing an aggregate of 468,994 rentable square feet that are located in San Antonio, Texas.  These buildings are initially undergoing redevelopment that is expected to be completed by the fourth quarter of 2005.  The table below sets forth the allocation of the acquisition cost of these properties:

Land	$10,945
Construction in progress	19,729
Total acquisition costs	$30,674	(1)

(1)     Classified in projects under construction or development on the March 31, 2005 consolidated balance sheet due to the property undergoing redevelopment.

We also acquired the following during the three months ended March 31, 2005:

•                  a 19 acre parcel of land located in Chantilly, Virginia that is adjacent to an office park we own for $7,141 on January 27, 2005 (Chantilly, Virginia is located in the Northern Virginia region).  We expect to develop this land parcel in the future;

•                  a 39 acre parcel of land located in Dahlgren, Virginia that is adjacent to one of our office properties for $1,212 on March 16, 2005 (Dahlgren, Virginia is located in the St. Mary’s and King George Counties region).  We expect to develop this land parcel in the future; and

•                  a 15.7 acre parcel of land adjacent to the two office properties we acquired in San Antonio, Texas for $3,418 on March 30, 2005.  We expect to operate this land parcel as part of the campus that includes the two acquired office properties.

2005 Construction and Pre-Construction Activities

As of March 31, 2005, we had construction underway on seven new buildings in the Baltimore/Washington Corridor, one in Northern Virginia and one in St. Mary’s County, Maryland.  We also had pre-construction activities underway on two new buildings located in the Baltimore/Washington Corridor and redevelopment underway on two existing buildings in San Antonio, Texas.

7.                                      Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	March 31,	December 31,	Date		Nature of	Assets at	Exposure
	2005	2004	Acquired	Ownership	Activity	3/31/05	to Loss (1)
Route 46 Partners, LLC	$1,209	$1,201	3/14/03	20%	Operating building (2)	$22,911	$1,623

(1)          Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our ownership percentage.

(2)          This joint venture’s property is located in Fairfield, NJ.

The following table sets forth a condensed balance sheet for Route 46 Partners, LLC as of March 31, 2005:

Commercial real estate property	$21,450
Other assets	1,461
Total assets	$22,911

Liabilities	$14,752
Owners’ equity	8,159
Total liabilities and owners’ equity	$22,911

Our investments in consolidated real estate joint ventures included the following:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	3/31/05	Activity	3/31/2005	3/31/2005
MOR Forbes 2 LLC	12/24/02	50%	Operating building (1)	$4,642	$4,101
Gateway 70 LLC	4/5/01	80%	Constructing/developing two buildings (2)	5,687	—
MOR Montpelier 3 LLC	2/21/02	50%	Developing land parcel (3)	950	—
				$11,279	$4,101

(1) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(2) This joint venture’s property is located in Columbia, Maryland (located in the Baltimore/Washington Corridor).

(3) This joint venture’s property is located in Laurel, Maryland (located in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 18.

8.             Investment in Other Unconsolidated Entity

Our investment in an unconsolidated non-real estate entity is set forth below:

				Ownership	Investment
	March 31,	December 31,	Date	% at	Accounting
	2005	2004	Acquired	3/31/05	Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1) TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

9.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	March 31,	December 31,
	2005	2004
Lease-up value	$65,638	$65,638
Lease to market value	9,595	9,595
Lease cost portion of deemed cost avoidance	8,700	8,700
Market concentration premium	1,333	1,333
Subtotal	85,266	85,266
Accumulated amortization	(20,301)	(17,706)
Intangible assets on real estate acquisitions, net	$64,965	$67,560

10.          Deferred Charges

Deferred charges consisted of the following:

	March 31,	December 31,
	2005	2004
Deferred leasing costs	$33,995	$33,302
Deferred financing costs	17,270	16,996
Goodwill	1,853	1,853
Deferred other	155	155
	53,273	52,306
Accumulated amortization	(26,105)	(24,664)
Deferred charges, net	$27,168	$27,642

11.          Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $521 at March 31, 2005 and $490 at December 31, 2004.

12.          Derivatives

The following table sets forth the one derivative contract that was in effect during part of the three months ended March 31, 2005 and its fair value:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at March 31, 2005	Fair Value at December 31, 2004
Interest rate swap	$50.0	2.308%	1/2/2003	1/3/2005	$—	$—

We designated this derivative as a cash flow hedge.  This derivative hedged the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  This derivative expired on January 3, 2005.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months
	Ended March 31,
	2005	2004
(Decrease) in fair value applied to AOCL (1) and minority interests	$—	$(39)
Increase in fair value recognized as gain (2)	$—	$77

(1)   AOCL is defined as accumulated other comprehensive loss.

(2)   Represents hedge ineffectiveness and is included in interest expense on our Consolidated Statements of Operations.

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	March 31, 2005	December 31, 2004
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Common Shares

During the three months ended March 31, 2005, we issued 130,975 common shares of beneficial interest (“common shares”) to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 131,304 common shares previously issued to employees.

We issued 70,303 common shares upon the exercise of share options during the three months ended March 31, 2005.

Comprehensive Income

The table below sets forth our comprehensive income:

	For the three months ended March 31,
	2005	2004
Net income	$9,040	$8,993
Unrealized loss on interest rate swaps, net of minority interests	—	(34)
Total comprehensive income	$9,040	$8,959

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2005:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6406	$737
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6172	$880
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.5000	$1,100
First Quarter 2005	March 31, 2005	April 15, 2005	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$938
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$938

Common Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$9,288
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$9,339

Series I Preferred Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$165
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$165

Common Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$2,179
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$2,179

15.          Supplemental Information to Statements of Cash Flows

	For the Three Months Ended March 31,
	2005	2004
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FASB Interpretation FIN 46(R), “Consolidation of Variable Interest Entities”:
Operating properties	$—	$2,176
Projects under construction or development	—	17,959
Investments in and advances to unconsolidated real estate joint ventures	—	(3,957)
Restricted cash	—	10
Accounts receivable, net	—	145
Deferred rent receivable	—	7
Deferred charges, net	—	1,026
Prepaid and other assets	—	(3,263)
Mortgage and other loans payable	—	(10,171)
Accounts payable and accrued expenses	—	(2,737)
Rents received in advance and security deposits	—	(347)
Other liabilities	—	4,650
Minority interests-other consolidated real estate entities	—	(5,498)
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$—	$(83)
Investments in and advances to unconsolidated real estate joint ventures	—	83
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$—	$21,218
(Decrease) increase in accrued capital improvements and leasing costs	$(1,091)	$10,087
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$68	$92
Accretion of other liability to commercial real estate properties	$—	$147
Decrease in fair value of derivatives applied to AOCL and minority interests	$—	$(39)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$55	$1,129
Dividends/distribution payable	$14,766	$12,991
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$—	$1,003
Conversion of preferred shares adjusted to common shares and paid in capital	$—	$12
Issuance of restricted shares	$3,481	$2,271

16.          Information by Business Segment

We have eight primary office property segments: Baltimore/Washington Corridor, Northern Virginia, Greater Philadelphia, St. Mary’s and King George Counties, Northern/Central New Jersey, Suburban Maryland, Greater Harrisburg and San Antonio, Texas.

The table below reports segment financial information.  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including elimination entries required in consolidation.  We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income (“NOI”).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	Suburban Maryland	Greater Harrisburg	San Antonio	Other	Total
Three Months Ended March 31, 2005:
Revenues	$29,679	$14,419	$2,506	$2,878	$3,871	$2,454	$2,244	$-	$2,576	$60,627
Property operating expenses	9,409	5,015	36	706	1,509	1,089	744	-	410	$18,918
NOI	$20,270	$9,404	$2,470	$2,172	$2,362	$1,365	$1,500	$-	$2,166	$41,709
Commercial real estate property expenditures	$23,049	$22,393	$207	$2,745	$141	$343	$109	$34,092	$1,100	$84,179
Segment assets at March 31, 2005	$793,325	$439,147	$100,636	$98,299	$82,719	$69,419	$67,631	$34,092	$113,652	$1,798,920

Three Months Ended March 31, 2004:
Revenues	$25,278	$10,886	$2,506	$124	$4,679	$1,555	$2,243	$-	$1,700	$48,971
Property operating expenses	8,125	3,312	40	33	1,486	598	742	-	703	$15,039
NOI	$17,153	$7,574	$2,466	$91	$3,193	$957	$1,501	$-	$997	$33,932
Commercial real estate property expenditures	$29,761	$3,064	$179	$48,531	$233	$26,489	$195	$-	$359	$108,811
Segment assets at March 31, 2004	$700,417	$265,400	$101,835	$52,092	$83,757	$70,388	$68,922	$-	$89,199	$1,432,010

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2005	2004
Segment revenues	$60,627	$48,971
Construction contract revenues	15,728	6,137
Other service operations revenues	1,369	1,515
Total revenues	$77,724	$56,623

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2005	2004
NOI for reportable segments	$41,709	$33,932
Construction contract revenues	15,728	6,137
Other service operations revenues	1,369	1,515
Gain (loss) on sales of real estate	24	(222)
Equity in loss of unconsolidated entities	—	(88)
Income tax expense	(457)	(200)
Less:
Depreciation and other amortization associated with real estate operations	(14,666)	(10,359)
Construction contract expenses	(14,897)	(5,818)
Other service operations expenses	(1,291)	(1,092)
General and administrative expenses	(3,276)	(2,286)
Interest expense	(13,358)	(10,262)
Amortization of deferred financing costs	(396)	(859)
Minority interests	(1,449)	(1,405)
Income from continuing operations	$9,040	$8,993

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate gain (loss) on sales of real estate, interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in loss of unconsolidated entities, general and administrative expense, income taxes and minority interests because these items represent general corporate items not attributable to segments.

17.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended March 31,
	2005	2004
Deferred
Federal	374	165
State	83	35
Total	$457	$200

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three months ended March 31, 2005 and 40% for the three months ended March 31, 2004.

18.          Commitments and Contingencies

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

Acquisition

As of March 31, 2005, we were under contract to acquire a land parcel in Linthicum, Maryland for $841.  We were also under contract to acquire two buildings and an adjacent land parcel in Rockville, Maryland for $43,300; we acquired these properties on April 7, 2005.

In addition, as of March 31, 2005, we were under contract to acquire a property in Washington County, Maryland for $9,000, subject to potential future reductions ranging from $750 to $4,000; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.  Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property over approximately five years.

Property Sales

As of March 31, 2005, we were under contract to sell two properties, each owned by consolidated real estate joint ventures, for an aggregate of approximately $7,500.  These property sales will take place upon our completion of construction of new buildings on each of the properties.

Joint Ventures

We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $320 to fund our partners’ preferred return.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.  In addition, we agreed to unilaterally loan the joint venture an additional $100 in the event that funds are needed by the entity.

We may need to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

In the three consolidated joint ventures that we owned as of March 31, 2005, we would be obligated to acquire the other members’ interest in each of the joint ventures (20% in the case of one and 50% each in the case of two) if defined events were to occur.  The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $2,067; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of March 31, 2005 follow:

2005	$464
2006	364
2007	80
2008	70
2009	11
$989

Land Leases

At March 31, 2005, we were obligated under leases for two parcels of land, both of which are being held for future development.  These leases provide for monthly rent through April 2079.  Future minimum rental payments due under the terms of these leases as of March 31, 2005 follow:

2005	$18
2006	12
2007	12
2008	12
2009	12
Thereafter	832
$898

The owners of these land parcels contributed them to the Operating Partnership in exchange for 142,776 common units in the Operating Partnership on April 18, 2005.  The common units were valued at $3,698.  At the time of the contribution, the leases were terminated.

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of March 31, 2005 follow:

2005	$259
2006	282
2007	181
2008	92
2009	9
Thereafter	5
$828

19.          Pro Forma Financial Information

We accounted for our 2004 and 2005 acquisitions using the purchase method of accounting.  We included the results of operations for the acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2005.

We prepared our pro forma condensed consolidated financial information presented below as if all of our 2004 and 2005 acquisitions and dispositions of operating properties had occurred at the beginning of the respective periods.  The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred at the beginning of the respective periods, nor does it intend to indicate our results of operations for future periods.

	For the Three Months Ended March 31,
	2005	2004

Pro forma total revenues	$77,724	$63,982
Pro forma net income	$9,040	$9,457
Pro forma net income available to common shareholders	$5,386	$5,001
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.15	$0.17
Diluted	$0.14	$0.16

20.          Subsequent Events

As previously discussed, on April 7, 2005, we acquired two buildings totaling 221,702 square feet and an adjacent 9.7 acre parcel of land located in Rockville, Maryland (Rockville, Maryland is part of the Suburban Maryland region).  We acquired the properties for a contract price of $43,300.

On April 7, 2005, we entered into a forward starting swap at a fixed rate of 5.0244% on a notional amount of $73,400.  We obtained this swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  The swap goes into effect in July 2005 and expires in July 2015.  We expect to cash settle the swap at the time we lock the rate on a long-term, fixed rate financing.  If the 10-year LIBOR swap rate is below 5.0244% at the time we cash settle the swap, we would be required to make a payment to the swap counter-party; if the 10-year LIBOR swap rate is above 5.0244% at the time we cash settle the swap, we would receive a payment from the swap counter-party.  The amount that we either pay or receive would be equal to the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settle the swap.  This swap is a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

On April 11, 2005, we executed a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland (located in the Baltimore/Washington Corridor).  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities.  We have a 50% interest in this joint venture relationship.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a real estate investment trust, or REIT, that focuses on the ownership, management, leasing, acquisition and development of suburban office properties.  We typically focus our operations geographically in select submarkets that are attractive to our tenant base and in which we believe we can establish a critical mass of square footage.  At March 31, 2005, all of our operating properties were located in the Mid-Atlantic region of the United States, although in accordance with our strategy of focusing on submarkets that are attractive to our tenants, we may from time to time seek to expand our operations outside of that region.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of operating properties in our portfolio totaled 145 as of March 31, 2005 and December 31, 2004.

During the three months ended March 31, 2005, we:

•                  experienced increased revenues, operating expenses and earnings from real estate operations due primarily to the addition of properties through acquisition and construction activities since January 1, 2004;

•                  experienced increased revenue from Same-Office Properties of $1.1 million, or 2%, and increased operating expenses from those properties of $1.7 million, or 11%;

•                  finished the period with occupancy for our portfolio of properties at 92.4%;

•                  renewed 80.3% of the square footage under leases expiring during the period; and

•                  entered the San Antonio, Texas market with our acquisition for $30.7 million of two buildings.  These buildings are 100% leased but are initially undergoing redevelopment that is expected to be completed by the fourth quarter of 2005.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2005.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2005 compared to the same period in 2004;

•                  how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2005;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three months ended March 31, 2005 and 2004.

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

•                  risks of real estate acquisition and development activities, including, among other things, risks that development projects may not be completed on schedule, that tenants may not take occupancy or pay rent or that development and operating costs may be greater than anticipated;

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004	Variance	% Change
Revenues
Rental revenue	$53,263	$43,194	$10,069	23%
Tenant recoveries and other real estate operations revenue	7,364	5,777	1,587	27%
Construction contract revenues	15,728	6,137	9,591	156%
Other service operations revenues	1,369	1,515	(146)	(10)%
Total revenues	77,724	56,623	21,101	37%
Expenses
Property operating	18,918	15,039	3,879	26%
Depreciation and other amortization associated with real estate operations	14,666	10,359	4,307	42%
Construction contract expenses	14,897	5,818	9,079	156%
Other service operations expenses	1,291	1,092	199	18%
General and administrative expense	3,276	2,286	990	43%
Total operating expenses	53,048	34,594	18,454	53%
Operating income	24,676	22,029	2,647	12%
Interest expense and amortization of deferred financing costs	(13,754)	(11,121)	(2,633)	24%
Gain (loss) on sales of real estate	24	(222)	246	N/A
Equity in loss of unconsolidated entities	—	(88)	88	(100)%
Income tax expense	(457)	(200)	(257)	129%
Income from continuing operations before minority interests	10,489	10,398	91	1%
Minority interests	(1,449)	(1,405)	(44)	3%
Net income	9,040	8,993	47	1%
Preferred share dividends	(3,654)	(4,456)	802	(18)%
Net income available to common shareholders	$5,386	$4,537	$849	19%
Basic earnings per common share	$0.15	$0.15	$—	—
Diluted earnings per common share	$0.14	$0.14	$—	—

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

The table below sets forth certain occupancy and leasing information:

	March 31, 2005	December 31, 2004
Total rentable square feet (in thousands)	11,982	11,978
Occupancy for portfolio of properties	92.4%	94.0%
Average contractual rental rate per square foot (1)	$20.68	$20.32
Weighted average lease term (in years)	4.9	4.9

(1) Includes estimated expense reimbursements.

The decrease in occupancy from December 31, 2004 to March 31, 2005 is attributable primarily to an early lease termination involving 143,000 square feet in one of our buildings that occurred during the period.  We were able to renew 80.3% of the square footage under leases scheduled to expire in the three months ended March 31, 2005 (excluding the effect of early lease terminations).

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio Annualized Rental Revenue for 20 Largest Tenants as of
Tenant	March 31, 2005	December 31, 2004

United States of America	13.3%	13.1%
Booz Allen Hamilton, Inc.	5.0%	5.4%
Computer Sciences Corporation (1)	5.0%	5.2%
General Dynamics Corporation	3.9%	3.7%
Titan Corporation (1)	3.7%	3.9%
Northrop Grumman Corporation	3.6%	3.6%
Unisys (2)	3.4%	3.4%
AT&T Corporation (1)	3.0%	4.2%
The Aerospace Corporation	2.5%	2.2%
Wachovia Bank	2.3%	2.3%
VeriSign, Inc.	2.0%	1.4%
The Boeing Company (1)	1.8%	1.8%
Ciena Corporation	1.4%	1.4%
Commonwealth of Pennsylvania (1)	1.3%	1.3%
Magellan Health Services, Inc.	1.2%	1.1%
PricewaterhouseCoopers LLP	1.2%	1.3%
Johns Hopkins University (1)	1.1%	1.1%
Merck & Co., Inc. (2)	1.0%	1.0%
Carefirst, Inc. and Subsidiaries (1)	1.0%	1.0%
BAE Systems	1.0%	1.0%
Subtotal of 20 largest tenants	58.7%	59.4%
All remaining tenants	41.3%	40.6%
Total	100.0%	100.0%

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

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as comprising two main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the first quarters of 2004 and 2005, Same-Office Properties would be properties owned and 100% operational from January 1, 2004 through March 31, 2005.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$10,058	$156	0%	$(145)	$10,069
Tenant recoveries and other real estate operations revenue	644	934	16%	9	$1,587
Total	$10,702	$1,090	2%	$(136)	$11,656

Property operating expenses	$3,074	$1,660	11%	$(855)	$3,879

Straight-line rental revenue adjustments included in rental revenue	$827	$(17)	N/A	$2	$812
Amortization of deferred market rental revenue	$(85)	$(154)	N/A	$—	$(239)

Number of operating properties included in component category	25	119	N/A	N/A	144

(1)          Includes 22 acquired properties and three newly-constructed properties.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

The increase in rental revenue from the Same-Office Properties includes a decrease of $1.3 million in net revenue from the early termination of leases, $1.5 million of which was attributable to one property.  To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.  Rental revenue excluding net revenue from the early termination of leases increased $1.5 million, or 3.7%.

The increase in the Same-Office Properties’ property operating expenses included the following:

•                  an increase of $1.0 million, or 43.3%, in utilities due primarily to (1) rate increases that we believe is the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy; and

•                  an increase of $604,000, or 48.4%, in snow removal due to greater snow and ice precipitation in the current period.

Income from service operations

The table below sets forth changes in revenues and expenses from our service operations (dollars in thousands):

	Changes between three months periods ended March 31, 2005 and 2004
	Construction contract dollar change	Other service operations dollar change	Total dollar change
Service operations
Revenues	$9,591	$(146)	$9,445
Expenses	9,079	199	9,278
Income from service operations	$512	$(345)	$167

The increase in construction contract revenue and expenses was attributable primarily to a large volume of activity for certain existing contracts during the current period.  We earned $831,000 in income from construction contracts (defined as construction contract revenues less construction contract expenses) in the current period; $543,000 of this income was attributable to three construction contracts.

Depreciation and amortization

Of the $4.3 million increase in our depreciation and other amortization expense, $2.6 million was attributable to the Property Additions and $1.6 million was attributable to the Same-Office Properties, a 16.0% increase for such properties.  The increase attributable to the Same-Office Properties included, among other things, depreciation of additional capital improvements.

General and administrative expenses

General and administrative expenses increased $990,000, or 43%.  Approximately $900,000 of this increase was due to increased compensation expenses; the increase in compensation expenses was attributable primarily to additional employee positions, increased salaries and bonus expense for existing employees and a $250,000 bonus paid to Clay W. Hamlin, III, our former Chief Executive Officer, in connection with his retirement.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $2.6 million, or 23.7%, due primarily to a 36% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and development activities, offset by a 69.9% increase in the amount of interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity.  Our weighted average interest rates were 5.7% in the current period and 5.8% in the prior period.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of Indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

Minority interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “minority interests in income from continuing operations” on our Consolidated Statements of Operations includes primarily income before minority interests allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of March 31, 2005, we owned approximately 95% of the outstanding preferred units and approximately 80% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the three months ended March 31, 2004 to the three months ended March 31, 2005 included the following:

•                  the issuance of additional units to us as we issued new common shares during and in between the time periods due to the fact that we receive common units in the Operating Partnership each time we issue common shares;

•                  the exchange of common units for common shares by certain minority interest holders of common units;

•                  the conversion of the Series D Preferred Shares of beneficial interest (the “Series D Preferred Shares”) into 1.2 million common shares in February 2004;

•                  our redemption of the Series B Preferred Shares of beneficial interest (the “Series B Preferred Shares”) in July 2004; and

•                  our issuance of the Series I Preferred Units to a third party in September 2004.

Our income allocated to minority interest holders of preferred units increased due to our issuance of the Series I Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

•                  decrease attributable to our increasing ownership of common units; and

•                  increase due to an increase in the Operating Partnership’s income from continuing operations before minority interests.

Adjustments to net income to arrive at net income available to common shareholders

Preferred share dividends decreased due to the conversion of the Series D Preferred Shares and the redemption of the Series B Preferred Shares discussed above.

Diluted earnings per common share

Diluted earnings per common share was the same for the three months ended March 31, 2005 and 2004 due to the effect of the increase in net income available to common shareholders in the current period being offset by the higher number of shares outstanding during the current period.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $6.2 million as of March 31, 2005, a 55% decrease from the balance at December 31, 2004.  The balances of cash and cash equivalents that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $7.5 million or 42.8% when comparing the three months ended March 31, 2005 and 2004; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and financing activities during the three months ended March 31, 2005

We acquired two office properties totaling 468,994 square feet and three parcels of land for $42.4 million.  These acquisitions were financed using the following:

•                  $39.2 million in borrowings from our Revolving Credit Facility; and

•                  cash reserves for the balance.

The two office properties that we acquired represented our initial entry into the San Antonio, Texas market.

At March 31, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 39% pre-leased.  Costs incurred on these properties through March 31, 2005 totaled approximately $106.0 million, of which approximately $26.6 million was incurred during the three months ended March 31, 2005.  We have construction loan facilities in place totaling $95.0 million to finance the construction of four of these properties; borrowings under these facilities totaled $36.7 million at March 31, 2005, $13.4 million of which was borrowed during the three months ended March 31, 2005.  The remaining costs incurred in 2005 were funded using borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheets for the three months ended March 31, 2005 (in thousands):

Acquisitions	$42,416
Construction and development	28,012
Tenant improvements on operating properties	11,646	(1)
Capital improvements on operating properties	2,105
	$84,179

(1)   Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Analysis of cash flow associated with investing and financing activities

•                  Our net cash flow used in investing activities increased $22.3 million when comparing the three months ended March 31, 2005 and 2004.  This increase was due primarily to a $24.9 million increase in purchases of and additions to commercial real estate driven primarily by an increase in construction and pre-construction activity.  Our plans regarding future development and construction activities are discussed in greater detail below in the section entitled “Other future cash requirements for investing and financing activities.”  In addition to these activities, we expect to continue to acquire properties in the future; our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period.

Our cash flow provided by financing activities increased $7.2 million when comparing the three months ended March 31, 2005 and 2004.  This increase included the following:

•                  $105.2 million decrease in repayments of mortgage and other loans payable; this decrease was attributable primarily to additional repayments of existing loans, including our previous Revolving Credit Facility, using borrowings under our then new Revolving Credit Facility in March 2004; and

•                  $95.7 million decrease in proceeds from mortgage and other loans payable.  This decrease was due primarily to higher borrowings under our Revolving Credit Facility in March 2004, when the current facility was initially formed; these borrowings were used to fund the loan repayments referred to above and property acquisitions.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2004 Annual Report on Form 10-K.

Analysis of Indebtedness

Mortgage and other loans payable at March 31, 2005 consisted of the following (dollars in thousands):

	Maximum				Scheduled
	Amount	Carrying Value at			Maturity
	Available at	March 31,	December 31,		Dates at
	March 31, 2005	2005	2004	Stated Interest Rates	March 31, 2005
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$300,000	$269,600	$203,600	LIBOR + 1.25 to 1.55%	March 2007 (1)
		269,600	203,600
Mortgage Loans
Fixed rate mortgage loans (2)	N/A	726,991	737,380	0.00% - 9.48% (3)	2005 - 2025 (4)
Variable rate construction loan facilities	$109,833	48,773	35,316	LIBOR + 1.55 to 2.20%	2005 - 2008
Other variable rate mortgage loans	N/A	45,083	45,124	LIBOR + 1.20 to 1.75%	2005-2007 (5)
Total variable rate mortgage loans		820,847	817,820

Note payable
Unsecured seller note	N/A	1,241	1,268	5.95%	May 2007

Total mortgages and other loans payable		$1,091,688	$1,022,688

(1)          The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $1.5 million at March 31, 2005 and $1.6 million at December 31, 2004.

(3)          The weighted average interest rate on these loans was 6.20% at March 31, 2005 and 6.15% at December 31, 2004.

(4)          A loan with a balance of $10.9 million at March 31, 2005 that matures in 2025 is subject to a call date of October 2010.

(5)          At March 31, 2005, $34.5 million in loans scheduled to mature in 2007 may be extended for a one-year period, subject to certain conditions.

We have guaranteed the repayment of $409.8 million of the mortgage and other loans set forth above.

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

Our Revolving Credit Facility has a maximum principal of $300.0 million, a three-year term (with an additional one-year extension available) and a variable interest rate based on the 30-day LIBOR rate plus 1.25% to 1.55% (as determined by our leverage levels at different points in time).  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 60% of the unencumbered asset pool value.  Based on the value of assets identified by the Company to support repayment of the Revolving Credit Facility, the full $300.0 million was available as of May 4, 2005, $24.4 million of which was unused.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, minimum fixed charge coverage, minimum debt service coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.  As of March 31, 2005, we were in compliance with these financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

	For the Periods Ended December 31,
	2005	2006 to 2007	2008 to 2009	Thereafter	Total

Contractual obligations (1)(2)
Mortgage loans payable (3)	$50,168	$501,039	$221,788	$317,217	$1,090,212
Acquisitions of properties (4)	45,766	2,000	—	4,000	51,766
New construction and development contracts and obligations (5)(6)	63,703	—	—	—	63,703
Third-party construction and development contracts (6)(7)	43,014	—	—	—	43,014
Capital expenditures for operating properties (6)(8)	5,089	—	—	—	5,089
Operating leases (9)	741	931	207	837	2,716
Capital lease obligations (9)	12	3	—	—	15
Other purchase obligations (9)	806	2,065	1,854	4,794	9,519
Total contractual cash obligations	$209,299	$506,038	$223,849	$326,848	$1,266,034

(1)          The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners.  See Note 18 to our Consolidated Financial Statements for further discussion of such amounts.

(3)          Represents principal maturities only and therefore excludes net premiums of $1.5 million.  Our loan maturities in 2005 include $39.0 million that we expect to refinance; the balance of the 2005 maturities represent scheduled principal amortization payments that we expect to pay using cash flow from operations.

(4)          Represents contractual obligations at March 31, 2005 to purchase two buildings in Rockville, Maryland, a land parcel in Linthicum, Maryland and a property in Washington County, Maryland.  We acquired the buildings in April 2005 using proceeds from a new mortgage loan, and we expect to acquire the remaining properties in 2005 using borrowings under the Revolving

Credit Facility.  A $4.0 million final payment of the acquisition cost of the property in Washington County, Maryland included in the “Thereafter” column could be reduced by a range of $750,000 to the full $4.0 million; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.

(5)          Represents contractual obligations pertaining to new construction and development activities.  We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.

(6)          Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2005.

(7)          Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

(8)          Represents contractual obligations pertaining to capital expenditures for our operating properties.  We expect to finance all of these costs using cash flow from operations.

(9)          We expect to pay these items using cash flow from operations.

As of March 31, 2005, we were under contract to sell two properties, each owned by consolidated real estate joint ventures, for an aggregate of approximately $7.5 million.  These property sales will take place upon our completion of construction of new buildings on each of the properties.

Investing and Financing Activities Subsequent to March 31, 2005

On April 7, 2005, we acquired two buildings totaling 221,702 square feet and an adjacent 9.7 acre parcel of land located in Rockville, Maryland.  We acquired the properties for a contract price of $43.3 million using proceeds from a new mortgage loan.

On April 7, 2005, we entered into a forward starting swap at a fixed rate of 5.0244% on a notional amount of $73.4 million.  We obtained this swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  The swap goes into effect in July 2005 and expires in July 2015.  We expect to cash settle the swap at the time we lock the rate on a long-term, fixed rate financing.  If the 10-year LIBOR swap rate is below 5.0244% at the time we cash settle the swap, we would be required to make a payment to the swap counter-party; if the 10-year LIBOR swap rate is above 5.0244% at the time we cash settle the swap, we would receive a payment from the swap counter-party.  The amount that we either pay or receive would be equal to the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settle the swap.  This swap is a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

On April 11, 2005, we executed a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland (located in the Baltimore/Washington Corridor).  Under the contribution agreement, we agreed to fund up to $2.2 million in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities.  We have a 50% interest in this joint venture relationship.

On April 18, 2005, we issued 142,776 common units to ten unrelated entities in connection with the contribution by the entities of two land parcels, located in Columbia and Linthicum, Maryland, to the Operating Partnership.  The units were valued at $3.7 million.  The common unit issuance was the culmination of a sale-leaseback transaction initiated in April 2004 and described in our 2004 Annual Report on Form 10-K.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of March 31, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 39% pre-leased.  We estimate remaining costs to be incurred will total approximately $96.0 million upon completion of these properties, much of which we expect to incur in the remainder of 2005.  We have $58.3 million remaining to be borrowed under construction loan facilities totaling $95.0 million for four of these properties; we expect to fund most of the remaining costs for these activities using proceeds from new construction loan facilities.

As of March 31, 2005, we had pre-construction activities underway on two new office properties estimated to total 286,000 square feet.  We estimate that costs for these properties will total approximately $53.3 million.  As of March 31, 2005, costs incurred on these properties totaled $7.7 million and the balance is expected to be incurred from April 2005 through 2007.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As discussed previously, we acquired two office properties in San Antonio, Texas totaling 468,994 square feet in March 2005.  These buildings are undergoing redevelopment that is expected to be completed by the fourth quarter of 2005 at an estimated cost of $7.5 million.  We expect to fund most of these costs using borrowings under the Revolving Credit Facility.

During the remainder of 2005 and beyond, we expect to complete other acquisitions of properties and commence construction and pre-construction activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new loans, borrowings under our Revolving Credit Facility and additional equity issuances of common and/or preferred shares.

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

Basic funds from operations (“Basic FFO”) is FFO adjusted to (1) subtract preferred share dividends and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares; common units in the Operating Partnership are also exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

Our Basic FFO, Diluted FFO per share and Diluted FFO for the three months ended March 31, 2005 and 2004 and reconciliations of (1) net income to FFO, (2) the numerator for diluted earnings per share to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the three months ended March 31,
	2005	2004

Net income	$9,040	$8,993
Add: Real estate-related depreciation and amortization	14,505	10,261
Add: Depreciation and amortization on unconsolidated real estate entities	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(32)	—
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(23)
FFO	23,489	19,337
Add: Minority interests-common units in the Operating Partnership	1,308	1,405
Less: Preferred share dividends	(3,654)	(4,456)
Basic FFO	21,143	16,286
Add: Convertible preferred share dividends	—	21
Diluted FFO	$21,143	$16,307
Weighted average common shares	36,555	29,814
Conversion of weighted average common units	8,544	8,863
Weighted average common shares/units - basic FFO	45,099	38,677
Assumed conversion of share options	1,537	1,749
Assumed conversion of weighted average convertible preferred shares	—	539
Weighted average common shares/units - diluted FFO	46,636	40,965
Diluted FFO per share	$0.45	$0.40
Numerator for diluted EPS	$5,386	$4,558
Add: Minority interests-common units in the Operating Partnership	1,308	1,405
Add: Real estate-related depreciation and amortization	14,505	10,261
Add: Depreciation and amortization on unconsolidated real estate entities	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(32)	—
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(23)
Diluted FFO	$21,143	$16,307

Denominator for diluted EPS	38,092	32,102
Weighted average common units	8,544	8,863
Denominator for Diluted FFO per share	46,636	40,965

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2005, 66.7% of our mortgage and other loans payable balance carried fixed interest rates and 85.4% of our fixed-rate loans were scheduled to mature after 2006.  As of March 31, 2005, the percentage of variable-rate loans relative to total assets was 20.2%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at March 31, 2005 (dollars in thousands):

	For the Periods Ended December 31,
	2005	2006	2007(1)	2008	2009	Thereafter	Total
Long term debt:
Fixed rate(2)	$27,559	$78,898	$87,326	$154,995	$60,762	$317,217	$726,757
Average interest rate	6.92%	6.58%	6.64%	6.76%	6.16%	5.70%	6.20%
Variable rate	$22,609	$—	$334,815	$6,031	$—	$—	$363,455
Average interest rate	4.61%	—	4.25%	4.50%	—	—	4.47%

(1)   Includes maturities totaling $334.8 million that may be extended for a one-year period, subject to certain conditions.

(2)   Represents principal maturities only and therefore excludes net premiums of $1.5 million

The fair market value of our mortgage and other loans payable was approximately $1.09 billion at March 31, 2005.

Based on our variable-rate debt balances, our interest expense would have increased by $778,000 during the three months ended March 31, 2005 if interest rates were 1% higher.

As discussed previously in the section entitled “Investing and Financing Activities Subsequent to March 31, 2005,” we entered into a forward starting swap at a fixed rate of 5.0244% on a notional amount of $73.4 million.  We obtained this swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  The swap goes into effect in July 2005 and expires in July 2015.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(a)       Not applicable

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1

Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company’s Form 8-K on April 15, 2005 and incorporated herein by reference).

10.2	Eighteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 18, 2005 (filed with the Company’s

EXHIBIT NO.	DESCRIPTION

Form 8-K on April 22, 2005 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: May 10, 2005	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer