Form 10-Q
period 2005-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2005-08-09
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

On August 1, 2005, 37,212,126 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Investment in real estate:
Operating properties, net	$1,425,506	$1,389,369
Properties held for sale, net	17,450	17,779
Projects under construction or development	246,657	136,152
Total commercial real estate properties, net	1,689,613	1,543,300
Investments in and advances to unconsolidated real estate joint ventures	1,233	1,201
Investment in real estate, net	1,690,846	1,544,501
Cash and cash equivalents	21,486	13,821
Restricted cash	15,982	12,617
Accounts receivable, net	13,613	16,771
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	29,291	26,282
Intangible assets on real estate acquisitions, net	66,354	67,560
Deferred charges, net	28,662	27,642
Prepaid and other assets	19,501	18,646
Furniture, fixtures and equipment, net	3,092	2,565
Total assets	$1,890,448	$1,732,026
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,177,779	$1,022,688
Accounts payable and accrued expenses	53,984	46,307
Rents received in advance and security deposits	13,421	12,781
Dividends and distributions payable	14,834	14,713
Deferred revenue associated with acquired operating leases	8,092	7,247
Fair value of derivatives	4,188	—
Other liabilities	4,024	7,488
Total liabilities	1,276,322	1,111,224
Minority interests:
Common units in the Operating Partnership	87,439	88,355
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	861	1,723
Total minority interests	97,100	98,878
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized) (Note 13)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued of 37,191,370 at June 30, 2005 and 36,842,108 at December 31, 2004)	372	368
Additional paid-in capital	586,567	578,228
Cumulative distributions in excess of net income	(59,226)	(51,358)
Value of unearned restricted common share grants	(7,396)	(5,381)
Accumulated other comprehensive loss	(3,358)	—
Total shareholders’ equity	517,026	521,924
Total liabilities and shareholders’ equity	$1,890,448	$1,732,026

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Rental revenue	$53,601	$48,339	$106,031	$90,825
Tenant recoveries and other real estate operations revenue	6,585	4,752	13,860	10,422
Construction contract revenues	17,445	5,233	33,173	11,370
Other service operations revenues	1,019	837	2,388	2,352
Total revenues	78,650	59,161	155,452	114,969
Expenses
Property operating	17,574	14,365	36,139	29,073
Depreciation and other amortization associated with real estate operations	15,068	15,705	29,455	25,893
Construction contract expenses	17,223	4,979	32,120	10,797
Other service operations expenses	955	853	2,246	1,945
General and administrative expenses	3,166	2,487	6,442	4,773
Total operating expenses	53,986	38,389	106,402	72,481
Operating income	24,664	20,772	49,050	42,488
Interest expense	(13,728)	(10,346)	(26,911)	(20,449)
Amortization of deferred financing costs	(471)	(500)	(867)	(1,359)
Income from continuing operations before gain (loss) on sales of real estate, equity in loss of unconsolidated entities, income taxes and minority interests	10,465	9,926	21,272	20,680
Gain (loss) on sales of real estate	210	24	234	(198)
Equity in loss of unconsolidated entities	—	—	—	(88)
Income tax expense	(213)	(30)	(670)	(230)
Income from continuing operations before minority interests	10,462	9,920	20,836	20,164
Minority interests in income from continuing operations Common units in the Operating Partnership	(1,307)	(1,203)	(2,592)	(2,571)
Preferred units in the Operating Partnership	(165)	—	(330)	—
Other consolidated entities	15	(8)	39	(8)
Income from continuing operations	9,005	8,709	17,953	17,585
Income from discontinued operations, net of minority interests	115	134	207	251
Net income	9,120	8,843	18,160	17,836
Preferred share dividends	(3,654)	(4,435)	(7,308)	(8,891)
Net income available to common shareholders	$5,466	$4,408	$10,852	$8,945
Basic earnings per common share
Income from continuing operations	$0.15	$0.13	$0.29	$0.28
Discontinued operations	—	—	0.01	0.01
Net income	$0.15	$0.13	$0.30	$0.29
Diluted earnings per common share
Income from continuing operations	$0.14	$0.12	$0.28	$0.26
Discontinued operations	—	0.01	—	0.01
Net income	$0.14	$0.13	$0.28	$0.27

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$18,160	$17,836
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,934	2,654
Depreciation and other amortization	29,924	26,243
Amortization of deferred financing costs	867	1,359
Amortization of deferred market rental revenue	(261)	(582)
Equity in loss of unconsolidated entities	—	88
(Gain) loss on sales of real estate	(234)	198
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(3,009)	(2,947)
Decrease (increase) in accounts receivable, restricted cash and prepaid and other assets	235	(11,169)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	9,854	3,892
Other	1,647	1,465
Net cash provided by operating activities	60,117	39,037
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(174,455)	(114,393)
Proceeds from sales of properties	2,545	—
Acquisition of minority interest in consolidated joint venture	(1,208)	—
Investments in and advances to unconsolidated entities	(32)	—
Leasing costs paid	(2,468)	(3,909)
Advances to certain real estate joint ventures	—	(515)
Other	(1,593)	793
Net cash used in investing activities	(177,211)	(118,024)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	278,455	253,302
Repayments of mortgage and other loans payable	(123,154)	(207,719)
Deferred financing costs paid	(2,173)	(1,992)
Increase in other liabilities associated with financing activities	—	4,000
Net proceeds from issuance of common shares	2,252	61,746
Dividends paid	(25,933)	(22,348)
Distributions paid	(4,688)	(4,166)
Other	—	(1,115)
Net cash provided by financing activities	124,759	81,708
Net increase in cash and cash equivalents	7,665	2,721
Cash and cash equivalents
Beginning of period	13,821	9,481
End of period	$21,486	$12,202

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”).  We focus on the ownership, management, leasing, acquisition and development of suburban office properties.  We typically focus our operations geographically in select submarkets that are attractive to our tenant base and in which we believe we can establish a critical mass of square footage.  At June 30, 2005, all of our operating properties were located in the Mid-Atlantic region of the United States, although in accordance with our strategy of focusing on submarkets that are attractive to our tenants, we do from time to time seek to expand our operations outside of that region, as evidenced by our acquisitions in 2005 of properties in San Antonio, Texas and Colorado Springs, Colorado.  COPT is qualified as a REIT as defined in the Internal Revenue Code of 1986 and is the successor to a corporation organized in 1988.  As of June 30, 2005, our portfolio included 147 office properties in operations, including two properties owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2005 follows:

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

3.             Earnings Per Share (“EPS”)

A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$9,005	$8,709	$17,953	$17,585
Less: Preferred share dividends	(3,654)	(4,435)	(7,308)	(8,891)
Numerator for basic EPS from continuing operations	5,351	4,274	10,645	8,694
Add: Convertible preferred share dividends	—	—	—	21
Numerator for diluted EPS from continuing operations	5,351	4,274	10,645	8,715
Add: Income from discontinued operations, net	115	134	207	251
Less: Convertible preferred share dividends	—	—	—	(21)
Numerator for basic EPS on net income available to common shareholders	5,466	4,408	10,852	8,945
Add: Convertible preferred share dividends	—	—	—	21
Numerator for diluted EPS on net income available to common shareholders	$5,466	$4,408	$10,852	$8,966
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	36,692	32,743	36,624	31,278
Assumed conversion of share options	1,528	1,639	1,534	1,691
Assumed conversion of convertible preferred shares	—	—	—	270
Denominator for diluted EPS	38,220	34,382	38,158	33,239

Basic EPS:
Income from continuing operations	$0.15	$0.13	$0.29	$0.28
Income from discontinued operations	—	—	0.01	0.01
Net income available to common shareholders	$0.15	$0.13	$0.30	$0.29
Diluted EPS
Income from continuing operations	$0.14	$0.12	$0.28	$0.26
Income from discontinued operations	—	0.01	—	0.01
Net income available to common shareholders	$0.14	$0.13	$0.28	$0.27

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Conversion of weighted average common units	8,676	8,765	8,681	8,814
Conversion of weighted average convertible preferred units	176	—	176	—
Restricted common shares	147	162	149	168
Conversion of share options	—	—	—	5

4.             Share-Based Compensation

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Increase in general and administrative expenses	$510	$401	$923	$760
Increase in construction contract and other service operations expenses	77	145	123	284

The following table summarizes our operating results as if we elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$9,120	$8,843	$18,160	$17,836
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	448	381	802	718
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(429)	(316)	(768)	(595)
Net income, pro forma	$9,139	$8,908	$18,194	$17,959
Basic EPS on net income available to common shareholders, as reported	$0.15	$0.13	$0.30	$0.29
Basic EPS on net income available to common shareholders, pro forma	$0.15	$0.14	$0.30	$0.29
Diluted EPS on net income available to common shareholders, as reported	$0.14	$0.13	$0.28	$0.27
Diluted EPS on net income available to common shareholders, pro forma	$0.14	$0.13	$0.29	$0.27

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

6.             Commercial Real Estate Properties

Operating properties consisted of the following:

	June 30, 2005	December 31, 2004
Land	$270,861	$264,631
Buildings and improvements	1,316,239	1,263,340
	1,587,100	1,527,971
Less: accumulated depreciation	(161,594)	(138,602)
	$1,425,506	$1,389,369

As of June 30, 2005, we were under contract to sell three of our properties located in the Northern/Central New Jersey region.  As a result, these properties were classified as held for sale.  The components associated with these properties at June 30, 2005 included the following:

	June 30, 2005	December 31, 2004
Land	$3,670	$3,696
Buildings and improvements	17,287	17,197
	20,957	20,893
Less: accumulated depreciation	(3,507)	(3,114)
	$17,450	$17,779

Projects we had under construction or pre-construction consisted of the following:

	June 30, 2005	December 31, 2004
Land	$108,320	$74,190
Construction in progress	138,337	61,962
	$246,657	$136,152

2005 Acquisitions

We acquired the following office properties during the six months ended June 30, 2005:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
1 Sony Place (1)	San Antonio, TX	3/30/2005	2	468,994	$30,720
Rockville Corporate Center	Rockville, MD (2)	4/7/2005	2	221,702	37,617
				690,696	$68,337

(1)          The buildings in this project are initially undergoing redevelopment that is expected to be completed by the fourth quarter of 2005.

(2)          Located in the Suburban Maryland region.

The table below sets forth the allocation of the acquisition costs of these properties:

	1 Sony Place	Rockville Corporate Center	Total
Land, operating properties	$—	$6,222	$6,222
Land, construction or development	10,962	—	10,962
Building and improvements	—	28,925	28,925
Construction in progress	19,758	—	19,758
Intangible assets on real estate acquisitions	—	4,004	4,004
Total assets	30,720	39,151	69,871
Deferred revenue associated with acquired operating leases	—	(1,534)	(1,534)
Total acquisition cost	$30,720	$37,617	$68,337

We also acquired the following during the six months ended June 30, 2005:

•                  a 19 acre parcel of land located in Chantilly, Virginia that is adjacent to existing properties we own for $7,141 on January 27, 2005 (Chantilly, Virginia is located in the Northern Virginia region).  We expect to develop this land parcel in the future;

•                  a 39 acre parcel of land located in Dahlgren, Virginia that is adjacent to one of our office properties for $1,227 on March 16, 2005 (Dahlgren, Virginia is located in the St. Mary’s and King George Counties region).  We expect to develop this land parcel in the future;

•                  a 16 acre parcel of land adjacent to the two office properties we acquired in San Antonio, Texas for $3,013 on March 30, 2005.  We expect to operate this land parcel as part of the campus that includes the two acquired office properties;

•                  a 10 acre parcel of land adjacent to the Rockville Corporate Center for $6,234 on April 7, 2005.  We expect to develop this land parcel in the future; and

•                  a 27 acre parcel of land adjacent to the two office properties we acquired in San Antonio, Texas for $5,893 on June 14, 2005.  We expect to develop this land parcel in the future.

In 2004, we sold a land parcel in Columbia, Maryland and a land parcel in Linthicum, Maryland for an aggregate of $9,600.  We issued to the buyer a $5,600 mortgage loan; the balance of the acquisition was in the form of cash from the buyer.  The buyer in this transaction had an option to contribute the two land parcels into our Operating Partnership between January 1, 2005 and February 28, 2005 in exchange for extinguishment of the $5,600 mortgage loan with us and common units in our Operating Partnership; the buyer exercised its option in February 2005 and, as a result, on April 18, 2005, the debt from us was essentially extinguished and the buyer received 142,776 common units in the Operating Partnership valued at $3,697.  We accounted for the 2004 transaction using the financing method of accounting; as a result, the 2004 sale transaction was not recorded as a sale and the $4,000 in net proceeds received from the buyer was recorded as a liability prior to the contribution of the land parcels back into the Operating Partnership in April 2005.

We financed our acquisitions primarily using borrowings from our revolving credit facility and a new mortgage loan.

2005 Construction and Pre-Construction Activities

As of June 30, 2005, we had construction underway on seven new buildings in the Baltimore/Washington Corridor, one in Northern Virginia and one in St. Mary’s County, Maryland.  We also had pre-construction activities underway on two new buildings located in the Baltimore/Washington Corridor and one building in King George County and redevelopment underway on two existing buildings in San Antonio, Texas.  We financed a significant portion of our construction activities using borrowings from new and existing construction loans and our revolving credit facility.

2005 Dispositions

On June 10, 2005, we sold a four acre parcel of land located in Columbia, Maryland for $2,571.  We recognized a gain of $186 on this sale.

7.                                      Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	June 30, 2005	December 31, 2004	Date Acquired	Ownership	Nature of Activity	Assets at 6/30/2005	Exposure to Loss (1)
Route 46 Partners, LLC	$1,233	$1,201	3/14/2003	20%	Operating building (2)	$23,061	$1,647

(1)

Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us. Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.

(2)	This joint venture’s property is located in Fairfield, NJ.

The following table sets forth a condensed balance sheet for Route 46 Partners, LLC as of June 30, 2005:

Commercial real estate property	$21,326
Other assets	1,735
Total assets	$23,061

Liabilities	$14,641
Owners’ equity	8,420
Total liabilities and owners’ equity	$23,061

Our joint venture partner in Route 46 Partners, LLC has preference in receiving distributions of cash flows for a defined return.  Once our partner receives its defined return, we are entitled to receive distributions for a defined return.  We did not recognize income from our investment in Route 46 Partners, LLC in the six months ended June 30, 2005 and 2004 since the income earned by the entity in those periods did not exceed our partner’s defined return.

Our investments in consolidated real estate joint ventures included the following:

	Date Acquired	Ownership % at 6/30/05	Nature of Activity	Total Assets at 6/30/05	Collateralized Assets at 6/30/05
MOR Forbes 2 LLC	12/24/02	50%	Operating building (1)	$4,623	$4,051
MOR Montpelier 3 LLC	2/21/02	50%	Developing land parcel (2)	1,377	—
				$6,000	$4,051

(1)  This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(2)  This joint venture’s property is located in Laurel, Maryland (located in the Suburban Maryland region).

From April 4, 2001 until June 9, 2005, we owned an 80% interest in Gateway 70 LLC, a consolidated joint venture developing two land parcels in Columbia, Maryland.  On June 9, 2005, we acquired the remaining 20% interest in Gateway 70 LLC not previously owned by us for $1,208.

On April 11, 2005, we executed a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland (located in the Baltimore/Washington Corridor).  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities.  We will have a 50% interest in this joint venture relationship.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 19.

8.             Investment in Other Unconsolidated Entity

Our investment in an unconsolidated non-real estate entity is set forth below:

	June 30, 2005	December 31, 2004	Date Acquired	Ownership % at 6/30/2005	Investment Accounting Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)	TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

9.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	June 30, 2005	December 31, 2004
Lease-up value	$68,165	$65,638
Lease to market value	9,595	9,595
Lease cost portion of deemed cost avoidance	9,053	8,700
Market concentration premium	1,333	1,333
Tenant relationship value	1,148	—
Subtotal	89,294	85,266
Accumulated amortization	(22,940)	(17,706)
Intangible assets on real estate acquisitions, net	$66,354	$67,560

10.          Deferred Charges

Deferred charges consisted of the following:

	June 30, 2005	December 31, 2004
Deferred leasing costs	$34,991	$33,302
Deferred financing costs	19,282	16,996
Goodwill	1,853	1,853
Deferred other	155	155
	56,281	52,306
Accumulated amortization	(27,619)	(24,664)
Deferred charges, net	$28,662	$27,642

11.          Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $287 at June 30, 2005 and $490 at December 31, 2004.

12.          Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at June 30, 2005	Fair Value at December 31, 2004
Interest rate swap	$50.0	2.3075%	1/2/2003	1/3/2005	$—	$—
Forward starting swap	73.4	5.0244%	7/15/2005	7/15/2015	(4,188)	—
					$(4,188)	$—

We designated each of these derivatives as cash flow hedges.  The first swap noted above hedged the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  On April 7, 2005, we entered into the forward starting swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We expect to cash settle the swap at the time we lock the rate on a long-term, fixed rate financing.  If the 10-year LIBOR swap rate is below 5.0244% at the time we cash settle the swap, we would be required to make a payment to the swap counter-party; if the 10-year LIBOR swap rate is above 5.0244% at the time we cash settle the swap, we would receive a payment from the swap counter-party.  The amount that we either pay or receive would be equal to the present value of the basis point differential between

5.0244% and the 10-year LIBOR swap rate at the time we cash settle the swap.  As of June 30, 2005, the forward starting swap is considered a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Six Months Ended June 30,
	2005	2004
(Decrease) increase in fair value applied to AOCL (1) and minority interests	$(4,188)	$284
Increase in fair value recognized as gain (2)	$—	$77

(1)               AOCL is defined as accumulated other comprehensive loss.

(2)               Represents hedge ineffectiveness and is included in interest expense on our Consolidated Statements of Operations.

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	June 30, 2005	December 31, 2004
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Common Shares

During the six months ended June 30, 2005, we issued 130,975 common shares of beneficial interest (“common shares”) to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 136,056 common shares previously issued to employees.

We issued 216,389 common shares upon the exercise of share options during the six months ended June 30, 2005.  During the same period, we converted 12,320 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

Comprehensive Income

A summary of the activity in the AOCL component of shareholders’ equity for the six months ended June 30, 2005 follows:

Beginning balance	$—
Unrealized loss on derivatives, net of minority interests	(3,358)
Ending balance	$(3,358)

The table below sets forth our comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$9,120	$8,843	$18,160	$17,836
Unrealized (loss) gain on derivatives, net of minority interests	(3,358)	245	(3,358)	211
Total comprehensive income	$5,762	$9,088	$14,802	$18,047

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2005:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6406	$737
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6406	$737
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6172	$880
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6172	$880
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.5000	$1,100
First Quarter 2005	March 31, 2005	April 15, 2005	$0.5000	$1,100
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$938
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$938
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.4688	$938

Common Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$9,288
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$9,339
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.2550	$9,381

Series I Preferred Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$165
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$165
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.4688	$165

Common Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$2,179
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$2,179
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.2550	$2,205

15.          Supplemental Information to Statements of Cash Flows

	For the Six Months Ended June 30,
	2005	2004
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FASB
Interpretation FIN 46(R), “Consolidation of Variable Interest Entities”:
Operating properties	$—	$2,176
Projects under construction or development	—	17,959
Investments in and advances to unconsolidated real estate joint ventures	—	(3,957)
Restricted cash	—	10
Accounts receivable, net	—	145
Deferred rent receivable	—	7
Deferred charges, net	—	1,026
Prepaid and other assets	—	(3,263)
Mortgage and other loans payable	—	(10,171)
Accounts payable and accrued expenses	—	(2,737)
Rents received in advance and security deposits	—	(347)
Other liabilities	—	4,650
Minority interests-other consolidated real estate entities	—	(5,498)
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$—	$(83)
Investments in and advances to unconsolidated real estate joint ventures	—	83
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$—	$25,637
(Decrease) increase in accrued capital improvements and leasing costs	$(1,099)	$9,146
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$135	$318
Accretion of other liability to commercial real estate properties	$—	$147
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(4,188)	$284
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$3,687	$—
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$(1,708)	$9,093
Dividends/distribution payable	$14,834	$13,668
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$324	$2,626
Conversion of preferred shares adjusted to common shares and paid in capital	$—	$12
Issuance of restricted shares	$3,481	$2,271

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

	Baltimore/ Washington Corridor	Northern Virginia	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	Suburban Maryland	Greater Harrisburg	San Antonio	Other	Total
Three Months Ended June 30, 2005:
Revenues	$29,087	$14,384	$2,507	$3,933	$3,179	$3,133	$2,167	$—	$2,651	$61,041
Property operating expenses	8,538	4,782	37	645	1,524	1,081	663	—	638	17,908
NOI	$20,549	$9,602	$2,470	$3,288	$1,655	$2,052	$1,504	$—	$2,013	$43,133
Commercial real estate property expenditures	$25,857	$11,239	$209	$1,209	$361	$41,879	$52	$6,356	$717	$87,879

Three Months Ended June 30, 2004:
Revenues	$25,021	$13,289	$2,507	$1,662	$4,661	$2,358	$2,168	$—	$2,226	$53,892
Property operating expenses	7,611	3,074	39	359	1,241	785	759	—	779	14,647
NOI	$17,410	$10,215	$2,468	$1,303	$3,420	$1,573	$1,409	$—	$1,447	$39,245
Commercial real estate property expenditures	$14,329	$15,478	$172	$6,767	$516	$898	$69	$—	$15,558	$53,787

Six Months Ended June 30, 2005:
Revenues	$58,766	$28,803	$5,013	$6,811	$7,050	$5,587	$4,411	$—	$5,227	$121,668
Property operating expenses	17,947	9,797	73	1,351	3,033	2,170	1,407	—	1,048	36,826
NOI	$40,819	$19,006	$4,940	$5,460	$4,017	$3,417	$3,004	$—	$4,179	$84,842
Commercial real estate property expenditures	$48,906	$33,632	$416	$3,954	$502	$42,222	$161	$40,448	$1,817	$172,058
Segment assets at June 30, 2005	$807,965	$446,684	$100,230	$98,520	$83,083	$114,015	$66,973	$40,448	$132,530	$1,890,448

Six Months Ended June 30, 2004:
Revenues	$50,299	$24,175	$5,013	$1,786	$9,340	$3,913	$4,411	$—	$3,926	$102,863
Property operating expenses	15,736	6,386	79	392	2,727	1,383	1,501	—	1,482	29,686
NOI	$34,563	$17,789	$4,934	$1,394	$6,613	$2,530	$2,910	$—	$2,444	$73,177
Commercial real estate property expenditures	$44,090	$18,542	$351	$55,298	$749	$27,387	$264	$—	$15,917	$162,598
Segment assets at June 30, 2004	$718,058	$281,381	$101,444	$59,429	$83,546	$70,714	$68,376	$—	$107,741	$1,490,689

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Segment revenues	$61,041	$53,892	$121,668	$102,863
Construction contract revenues	17,445	5,233	33,173	11,370
Other service operations revenues	1,019	837	2,388	2,352
Less: Revenues from discontinued operations	(855)	(801)	(1,777)	(1,616)
Total revenues	$78,650	$59,161	$155,452	$114,969

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Segment property operating expenses	$17,908	$14,647	$36,826	$29,686
Less: property expenses from discontinued real estate operations	(334)	(282)	(687)	(613)
Total property operating expenses	$17,574	$14,365	$36,139	$29,073

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
NOI for reportable segments	$43,133	$39,245	$84,842	$73,177
Construction contract revenues	17,445	5,233	33,173	11,370
Other service operations revenues	1,019	837	2,388	2,352
Gain (loss) on sales of real estate	210	24	234	(198)
Equity in loss of unconsolidated entities	—	—	—	(88)
Income tax expense	(213)	(30)	(670)	(230)
Less:
Depreciation and other amortization associated with real estate operations	(15,068)	(15,705)	(29,455)	(25,893)
Construction contract expenses	(17,223)	(4,979)	(32,120)	(10,797)
Other service operations expenses	(955)	(853)	(2,246)	(1,945)
General and administrative expenses	(3,166)	(2,487)	(6,442)	(4,773)
Interest expense on continuing operations	(13,728)	(10,346)	(26,911)	(20,449)
Amortization of deferred financing costs	(471)	(500)	(867)	(1,359)
Minority interests in continuing operations	(1,457)	(1,211)	(2,883)	(2,579)
NOI from discontinued operations	(521)	(519)	(1,090)	(1,003)
Income from continuing operations	$9,005	$8,709	$17,953	$17,585

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

17.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Six Months Ended June 30,
	2005	2004
Deferred
Federal	$549	$189
State	121	41
Total	$670	$230

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the six months ended June 30, 2005 and 40% for the six months ended June 30, 2004.

18.          Discontinued Operations

Income from discontinued operations includes primarily revenues and expenses associated with three properties located in the Northern/Central New Jersey region that are classified as held for sale.  The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from real estate operations	$855	$801	$1,777	$1,616
Expenses from real estate operations:
Property operating expenses	334	282	687	613
Depreciation and amortization	190	179	469	350
Interest expense	188	168	363	327
Expenses from real estate operations	712	629	1,519	1,290
Income from discontinued operations before minority interests	143	172	258	326
Minority interests in discontinued operations	(28)	(38)	(51)	(75)
Income from discontinued operations, net of minority interests	$115	$134	$207	$251

Interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations.  When properties included in the borrowing base to support lines of credit are classified as discontinued operations, we allocate a portion of such credit lines’ interest expense to discontinued operations; we compute this allocation based on the percentage that the related properties represent of all properties included in the borrowing base to support such credit lines.

19.          Commitments and Contingencies

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

Acquisition

As of June 30, 2005, we were under contract to acquire the following:

•                  a 64-acre land parcel located in Colorado Springs, Colorado, 4.9 acres of which is undergoing construction of a 50,000 square foot, fully-leased building, for a purchase price of $9,954; we completed this transaction on July 12, 2005 and issued 89,879 common units in our Operating Partnership to fund a portion of the acquisition costs.

•                  a land parcel in Linthicum, Maryland for $708; we completed this acquisition on July 6, 2005;

•                  a 140,000 square foot office property in Herndon, Virginia (located in the Northern Virginia region) for $11,890; and

•                  a property in Washington County, Maryland for $9,000, subject to potential future reductions ranging from $750 to $4,000; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.  Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property over approximately five years.

Property Sales

As of June 30, 2005, we were under contract to sell the following:

•                  three office properties located in Northern/Central New Jersey for $22,800; and

•                  two properties, each owned by consolidated real estate joint ventures, for an aggregate of approximately $7,500; these property sales will take place upon our completion of construction of new buildings on each of the properties.

Joint Ventures

We may be required to make additional unilateral capital contributions to Route 46 Partners, LLC of up to $170 to fund our partners’ preferred return.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.  In addition, we agreed to unilaterally loan the joint venture an additional $250 in the event that funds are needed by the entity.

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

In the two consolidated joint ventures that we owned as of June 30, 2005, we would be obligated to acquire the other members’ interest in each of the joint ventures (50% in both cases) if defined events were to occur.  The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $1,194; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of June 30, 2005 follow:

2005	$304
2006	364
2007	80
2008	70
2009	11
$829

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of June 30, 2005 follow:

2005	$214
2006	334
2007	220
2008	137
2009	25
Thereafter	5
$935

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a real estate investment trust, or REIT, that focuses on the ownership, management, leasing, acquisition and development of suburban office properties.  We typically focus our operations geographically in select submarkets that are attractive to our tenant base and in which we believe we can establish a critical mass of square footage.  At June 30, 2005, all of our operating properties were located in the Mid-Atlantic region of the United States, although in accordance with our strategy of focusing on submarkets that are attractive to our tenants, we may from time to time seek to expand our operations outside of that region, as evidenced by our acquisitions in 2005 of properties in San Antonio, Texas and Colorado Springs, Colorado.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of operating properties in our portfolio totaled 147 as of June 30, 2005 and 145 as of December 31, 2004.

During the six months ended June 30, 2005, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2004;

•                  experienced decreased revenue from Same-Office Properties of $1.6 million, or 2%, and increased operating expenses from those properties of $2.9 million, or 10%;

•                  finished the period with occupancy for our portfolio of properties at 92.9%;

•                  renewed 73.4% of the square footage under leases expiring during the period;

•                  acquired four office properties totaling 690,696 square feet and five parcels of land for $91.8 million.  These acquisitions include two office properties and three parcels of land that represent our initial entry into the San Antonio, Texas region; and

•                  increased the maximum principal under our Revolving Credit Facility from $300.0 million to $400.0 million, with a right to further increase the maximum principal in the future to $600.0 million.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2005.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2005 compared to the same periods in 2004;

•                  how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2005;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three and six months ended June 30, 2005 and 2004.

You should refer to our Consolidated Financial Statements as you read this section.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2005	2004	Variance	% Change		2005	2004	Variance	% Change
Revenues
Rental revenue	$53,601	$48,339	$5,262	11%		$106,031	$90,825	$15,206	17%
Tenant recoveries and other real estate operations revenue	6,585	4,752	1,833	39%		13,860	10,422	3,438	33%
Construction contract revenues	17,445	5,233	12,212	233%		33,173	11,370	21,803	192%
Other service operations revenues	1,019	837	182	22%		2,388	2,352	36	2%
Total revenues	78,650	59,161	19,489	33%		155,452	114,969	40,483	35%
Expenses
Property operating	17,574	14,365	3,209	22%		36,139	29,073	7,066	24%
Depreciation and other amortization associated with real estate operations	15,068	15,705	(637)	(4	) %	29,455	25,893	3,562	14%
Construction contract expenses	17,223	4,979	12,244	246%		32,120	10,797	21,323	197%
Other service operations expenses	955	853	102	12%		2,246	1,945	301	15%
General and administrative expense	3,166	2,487	679	27%		6,442	4,773	1,669	35%
Total operating expenses	53,986	38,389	15,597	41%		106,402	72,481	33,921	47%
Operating income	24,664	20,772	3,892	19%		49,050	42,488	6,562	15%
Interest expense and amortization of deferred financing costs	(14,199)	(10,846)	(3,353)	31%		(27,778)	(21,808)	(5,970)	27%
Gain (loss) on sales of real estate	210	24	186	775%		234	(198)	432	(218)%
Equity in loss of unconsolidated entities	—	—	—	N/A		—	(88)	88	(100)%
Income tax expense	(213)	(30)	(183)	610%		(670)	(230)	(440)	191%
Income from continuing operations before minority interests	10,462	9,920	542	5%		20,836	20,164	672	3%
Minority interests in income from continuing operations	(1,457)	(1,211)	(246)	20%		(2,883)	(2,579)	(304)	12%
Income from discontinued operations, net	115	134	(19)	(14	) %	207	251	(44)	(18)%
Net income	9,120	8,843	277	3%		18,160	17,836	324	2%
Preferred share dividends	(3,654)	(4,435)	781	(18	) %	(7,308)	(8,891)	1,583	(18)%
Net income available to common shareholders	$5,466	$4,408	$1,058	24%		$10,852	$8,945	$1,907	21%
Basic earnings per common share
Income from continuing operations	$0.15	$0.13	$0.02	15%		$0.29	$0.28	$0.01	4%
Net income	$0.15	$0.13	$0.02	15%		$0.30	$0.29	$0.01	3%
Diluted earnings per common share
Income from continuing operations	$0.14	$0.12	$0.02	17%		$0.28	$0.26	$0.02	8%
Net income	$0.14	$0.13	$0.01	8%		$0.28	$0.27	$0.01	4%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

The table below sets forth certain occupancy and leasing information:

	June 30, 2005	December 31, 2004
Total rentable square feet (in thousands)	12,210	11,978
Occupancy for portfolio of properties	92.9%	94.0%
Average contractual rental rate per square foot (1)	$20.61	$20.32
Weighted average lease term (in years)	4.8	4.9

(1) Includes estimated expense reimbursements.

The decrease in occupancy from December 31, 2004 to June 30, 2005 is attributable primarily to an early lease termination involving 143,000 square feet in one of our buildings that occurred during the period.  We were able to renew 73.4% of the square footage under leases scheduled to expire in the six months ended June 30, 2005 (excluding the effect of early lease terminations).

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio
	Annualized Rental Revenue
	for 20 Largest Tenants as of
Tenant	June 30, 2005	December 31, 2004

United States of America	12.9%	13.1%
Computer Sciences Corporation (1)	4.9%	5.2%
Booz Allen Hamilton, Inc.	4.9%	5.4%
General Dynamics Corporation	3.9%	3.7%
Northrop Grumman Corporation	3.6%	3.6%
Titan Corporation (1)	3.6%	3.9%
Unisys (2)	3.4%	3.4%
AT&T Corporation (1)	2.9%	4.2%
The Aerospace Corporation	2.4%	2.2%
Wachovia Bank	2.3%	2.3%
VeriSign, Inc.	2.0%	1.4%
The Boeing Company (1)	1.7%	1.8%
Ciena Corporation	1.4%	1.4%
Commonwealth of Pennsylvania (1)	1.3%	1.3%
Magellan Health Services, Inc.	1.2%	1.1%
PricewaterhouseCoopers LLP	1.2%	1.3%
Johns Hopkins University (1)	1.1%	1.1%
Merck & Co., Inc. (2)	1.0%	1.0%
Carefirst, Inc. and Subsidiaries (1)	1.0%	1.0%
BAE Systems	1.0%	1.0%
Subtotal of 20 largest tenants	57.7%	59.4%
All remaining tenants	42.3%	40.6%
Total	100.0%	100.0%

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

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as comprising two main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the second quarters of 2004 and 2005, Same-Office Properties would be properties owned and 100% operational from April 1, 2004 through June 30, 2005.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes Between the Three Month Periods
	Ended June 30, 2005 and 2004
	Property
	Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$9,011	$(3,554)	(7)%	$(195)	$5,262
Tenant recoveries and other real estate operations revenue	588	1,135	24%	110	1,833
Total	$9,599	$(2,419)	(5)%	$(85)	$7,095

Property operating expenses	$2,260	$1,314	9%	$(365)	$3,209

Straight-line rental revenue adjustments included in rental revenue	$587	$(1,424)	N/A	$(1)	$(838)
Amortization of deferred market rental revenue	$(16)	$(66)	N/A	$—	$(82)

Number of operating properties included in component category	18	125	N/A	—	143

(1)          Includes 15 acquired properties and 3 newly-constructed properties.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes Between the Six Month Periods Ended June 30, 2005 and 2004
	Property
	Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$19,143	$(3,596)	(4)%	$(341)	$15,206
Tenant recoveries and other real estate operations revenue	1,301	2,018	20%	119	3,438
Total	$20,444	$(1,578)	(2)%	$(222)	$18,644

Property operating expenses	$5,437	$2,849	10%	$(1,220)	$7,066

Straight-line rental revenue adjustments included in rental revenue	$1,363	$(1,380)	N/A	$—	$(17)
Amortization of deferred market rental revenue	$(104)	$(217)	N/A	$—	$(321)

Number of operating properties included in component category	27	116	N/A	N/A	143

(1)          Includes 24 acquired properties and 3 newly-constructed properties.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

For the three month periods, the decrease in rental revenue for the Same-Office Properties includes a decrease of $4.6 million in net revenue from the early termination of leases, $4.5 million of which was attributable to one property.  To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.  Rental revenue excluding net revenue from the early termination of leases for the Same-Office properties increased $1.0 million, or 2%, for the three month periods.

For the six month periods, the decrease in rental revenue for the Same-Office Properties includes a decrease of $6.0 million in net revenue from the early termination of leases, $3.4 million of which was attributable to one property.  Rental revenue excluding net revenue from the early termination of leases for the Same-Office Properties increased $2.4 million, or 3%, for the six month periods.

For the three and six month periods, the increase in tenant recoveries and other real estate operations revenue for the Same-Office Properties is attributable primarily to the increase in property operating expenses described below.

The increase in the Same-Office Properties’ property operating expenses for the three month periods included the following:

•                  an increase of $964,000, or 45%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy; and

•                  an increase of $244,000, or 470%, in exterior maintenance expenses due to increased volume of repair projects undertaken in the current period.

The increase in the Same-Office Properties’ property operating expenses for the six month periods included the following:

•                  an increase of $2.0 million, or 46%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy; and

•                  an increase of $558,000, or 45%, in snow removal due to greater snow and ice precipitation in the current period.

Income from service operations

The table below sets forth changes in revenues and expenses from our service operations (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Six Month Periods
	Ended June 30, 2005 and 2004			Ended June 30, 2005 and 2004
		Other			Other
	Construction	Service		Construction	Service
	Contract	Operations		Contract	Operations
	Dollar	Dollar	Total Dollar	Dollar	Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$12,212	$182	$12,394	$21,803	$36	$21,839
Expenses	12,244	102	12,346	21,323	301	21,624
Income from service operations	$(32)	$80	$48	$480	$(265)	$215

The increase in construction contract revenue and expenses was attributable primarily to a large volume of activity for certain existing contracts during the 2005 periods.  One contract accounted for approximately 42% of our construction contract revenue in the current six month period.  Furthermore, approximately 89% of our construction contract revenue was derived from one client, the government of the United States of America.

Depreciation and amortization

The $637,000 decrease in depreciation and other amortization expense for the three month periods includes a (1) $3.8 million decrease associated with one property that had additional expense associated with a lease termination transaction in the prior period and (2) $2.7 million increase attributable to the Property Additions.  The $3.6 million increase in depreciation and other amortization expense for the six month periods includes a (1) $5.4 million increase attributable to the Property Additions and (2) $1.9 million decrease attributable to our same office properties that includes the effect of a $2.9 million decrease associated with one property that had additional expense associated with a lease termination transaction in the prior period.

General and administrative expenses

For the three month periods, approximately $478,000 of the $679,000 increase was due to increased compensation expenses attributable primarily to (1) additional employee positions and (2) increased salaries and restricted share vesting expenses for existing employees.  For the six month periods, approximately $1.4 million of the $1.7 million increase was due to increased compensation expenses attributable primarily to (1) additional employee positions, (2) increased salaries and restricted share vesting expenses for existing employees and (3) a $250,000 bonus paid to Clay W. Hamlin, III, our former Chief Executive Officer, in connection with his retirement.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $3.4 million, or 31%, between the three month periods due primarily to a 39% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and construction activities, offset by a $1.6 million increase in interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity.  Our interest expense and amortization of deferred financing costs increased $6.0 million, or 27%, between the six month periods due primarily to a 37% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and construction activities, offset by a $2.3 million increase in interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of Indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of June 30, 2005, we owned approximately 95% of the outstanding preferred units and approximately 80% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the six months ended June 30, 2004 to the six months ended June 30, 2005 included the following:

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

•                  our redemption of the Series B Preferred Shares of beneficial interest (the “Series B Preferred Shares”) in July 2004;

•                  our issuance of the Series I Preferred Units to a third party in September 2004; and

•                  our issuance of 142,776 common units to a third party in April 2005.

Our income allocated to minority interest holders of preferred units increased due to our issuance of the Series I Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

•                  an increase due to an increase in the Operating Partnership’s income from continuing operations before minority interests; and

•                  a decrease attributable to our increasing ownership of common units.

Adjustments to net income to arrive at net income available to common shareholders

Preferred share dividends decreased due to the conversion of the Series D Preferred Shares and the redemption of the Series B Preferred Shares discussed above.

Diluted earnings per common share

Diluted earnings per common share increased for the three and six months ended June 30, 2005 due to the effect of the increase in net income available to common shareholders in the current periods, offset somewhat by the higher number of shares outstanding during the current periods.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $21.5 million as of June 30, 2005, a 55% increase from the balance at December 31, 2004.  The balances of cash and cash equivalents that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain cash and cash equivalents at levels that we believe are sufficient to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $21.1 million or 54% when comparing the six months ended June 30, 2005 and 2004; this increase is attributable in large part to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  In addition, approximately $7 million of the increase is attributable to increased cash flow relating to third party construction activities being driven in large part by significantly higher accounts payables and accrued expenses in the current period; we consider the increase in cash flow from third party construction activities to be more a factor of timing than a trend.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Six Months Ended June 30, 2005

We acquired four office properties totaling 690,696 square feet and five parcels of land for $91.8 million.  These acquisitions were financed using the following:

•                  $43.9 million in borrowings from new mortgages;

•                  $39.2 million in borrowing from our Revolving Credit Facility; and

•                  cash reserves for the balance.

Two of the office properties that we acquired represent our initial entry into the San Antonio, Texas region and the other two office properties added to our existing presence in the Suburban Maryland region.

At June 30, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 46% pre-leased.  Costs incurred on these properties through June 30, 2005 totaled approximately $130.6 million, of which approximately $51.3 million was incurred during the six months ended June 30, 2005.  We have construction loan facilities in place totaling $148.6 million to finance the construction of seven of these properties; borrowings under these facilities totaled $60.3 million at June 30, 2005, $37.0 million of which was borrowed during the six months ended June 30, 2005.  The remaining costs incurred in 2005 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheets for the six months ended June 30, 2005 (in thousands):

	For the Six
	Months Ended
	June 30, 2005
Acquisitions	$89,970
Construction and development	58,777
Tenant improvements on operating properties	19,234	(1)
Capital improvements on operating properties	4,077
	$172,058

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

During the six months ended June 30, 2005, we borrowed $114.1 million under mortgages and other loans, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•                  $43.9 million to finance acquisitions;

•                  $37.1 million from construction loans to finance construction activities;

•                  $18.0 million to pay down our Revolving Credit Facility; and

•                  the balance to fund cash reserves, much of which was also used to finance construction activities.

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

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities increased $59.2 million when comparing the six months ended June 30, 2005 and 2004.  This increase was due primarily to a $60.1 million increase in purchases of and additions to commercial real estate driven primarily by an increase in construction, pre-construction and tenant improvement activity.  Our plans regarding future development and construction activities are discussed in greater detail below in the section entitled “Other Future Cash Requirements for Investing and Financing Activities.”

Our cash flow provided by financing activities increased $43.1 million when comparing the six months ended June 30, 2005 and 2004.  This increase included the following:

•                  $84.6 million decrease in repayments of mortgage and other loans payable; this decrease was attributable primarily to increased repayments of existing loans, including our previous Revolving Credit Facility, using borrowings under our then new Revolving Credit Facility in March 2004;

•                  $25.2 million increase in proceeds from mortgage and other loans payable.  This increase was due primarily to (1) increased borrowings under construction facilities and a $77.0 million term loan that was obtained and repaid during the six months ended June 30, 2005, offset by (2) borrowings under our Revolving Credit Facility in March 2004, when the current facility was initially formed; and

•                  $59.5 million decrease in proceeds from common share issuances completed during the two periods being compared.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2004 Annual Report on Form 10-K.

Analysis of Indebtedness

Mortgage and other loans payable at June 30, 2005 consisted of the following (dollars in thousands):

	Maximum				Scheduled
	Amount	Carrying Value at			Maturity
	Available at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2005	2005	2004	at June 30, 2005	June 30, 2005
Revolving Credit Facility

Wachovia Bank, N.A. Revolving Credit Facility	$400,000	$336,000	$203,600	LIBOR + 1.15% to 1.55%	March 2008 (1)
		336,000	203,600
Mortgage Loans
Fixed rate mortgage loans (2)	N/A	723,183	737,380	3.00% - 9.48% (3)	2005 - 2025 (4)
Variable rate construction loan facilities	$163,432	72,370	35,316	LIBOR + 1.40% to 2.20%	2005 - 2008 (5)
Other variable rate mortgage loans	N/A	45,040	45,124	LIBOR + 1.20% to 1.75%	2005-2007 (6)
Total variable rate mortgage loans		840,593	817,820

Note payable
Unsecured seller note	N/A	1,186	1,268	5.95%	May 2007

Total mortgages and other loans payable		$1,177,779	$1,022,688

(1)          The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $1.4 million at June 30, 2005 and $1.6 million at December 31, 2004.

(3)          The weighted average interest rate on these loans was 6.18% at June 30, 2005.

(4)          A loan with a balance of $10.8 million at June 30, 2005 that matures in 2025 is subject to a call date of October 2010.

(5)          At June 30, 2005, $21.0 million in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)          At June 30, 2005, a $34.5 million loan scheduled to mature in 2007 may be extended for a one-year period, subject to certain conditions.

We have guaranteed the repayment of $499.5 million of the mortgage and other loans set forth above.

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

On June 24, 2005, we amended our existing Revolving Credit Facility.  Under the amendment, the maximum principal amount was increased from $300.0 million to $400.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  In addition, the scheduled maturity date was extended for one year to March 2008, with a one-year extension available, subject to certain conditions.  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 65% of the unencumbered asset pool value (increased from 60% prior to the amendment).  Based on the value of assets identified by the Company to support repayment of the Revolving Credit Facility, the full $400.0 million was available as of August 4, 2005, $50.0 million of which was unused.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of June 30, 2005, we were in compliance with these financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

	For the Periods Ended December 31,
	2005	2006 to 2007	2008 to 2009	Thereafter	Total

Contractual obligations (1)(2)
Mortgage loans payable (3)	$42,760	$239,469	$576,974	$317,217	$1,176,420
Acquisitions of properties (4)	24,177	2,000	—	4,000	30,177
New construction and development contracts and obligations (5)(6)	36,279	—	—	—	36,279
Third-party construction and development contracts (6)(7)	32,752	—	—	—	32,752
Capital expenditures for operating properties (6)(8)	7,054	—	—	—	7,054
Operating leases (9)	518	998	243	5	1,764
Capital lease obligations (9)	8	3	—	—	11
Other purchase obligations (9)	572	2,073	1,855	4,752	9,252
Total contractual cash obligations	$144,120	$244,543	$579,072	$325,974	$1,293,709

(1)          The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20 thousand.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners.  See Note 19 to our Consolidated Financial Statements for further discussion of such amounts.

(3)          Represents principal maturities only and therefore excludes net premiums of $1.4 million.  Our loan maturities in 2005 include $27.0 million that we repaid on July 1, 2005 and $8.4 million that we expect to refinance; the balance of the 2005 maturities represent scheduled principal amortization payments that we expect to pay using cash flow from operations.

(4)          Includes contractual obligations to acquire the following properties at June 30, 2005: (1) a 64-acre land parcel located in Colorado Springs, Colorado; (2) a land parcel in Linthicum, Maryland; (3) a 140,000 square foot office property in Herndon, Virginia; and (4) a property in Washington County, Maryland.  In July, 2005, we completed the acquisition transactions for $10.3 million of the amount in the 2005 column (discussed below in section entitled “Investing and Financing Activities Subsequent to June 30, 2005”).  We expect to initially finance the balance of the 2005 acquisitions included above using primarily borrowings from our Revolving Credit Facility and a new facility.  A $4.0 million final payment of the acquisition cost of the property in Washington County, Maryland included in the “Thereafter” column could be reduced by a range of $750,000 to the full $4.0 million; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.

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

As of June 30, 2005, we were under contract to sell the following:

•                  three office properties located in Northern/Central New Jersey for $22.8 million; and

•                  two properties, each owned by consolidated real estate joint ventures, for an aggregate of approximately $7.5 million; these property sales will take place upon our completion of construction of new buildings on each of the properties.

We expect to use most of the proceeds from these sales to pay down our Revolving Credit Facility.

Investing and Financing Activities Subsequent to June 30, 2005

On July 6, 2005, we acquired a land parcel in Linthicum, Maryland for $708,000.  We used cash reserves to finance this acquisition.

On July 11, 2005, we obtained a $36.0 million loan that matures in October 2005, with a three-month extension option.  We used $13.0 million of the proceeds from this loan to pay down our Revolving Credit Facility, approximately $7.3 million to finance a portion of the land acquisition discussed below and the balance for general corporate purposes and replenishing cash reserves.

On July 12, 2005, we acquired a 64-acre land parcel located in Colorado Springs, Colorado, 4.9 acres of which is undergoing construction of a 50,000 square foot, fully leased building, for a purchase price of $10.0 million.  We issued 89,879 common units in our Operating Partnership to finance a portion of this acquisition and used proceeds from the loan discussed above for the balance.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of June 30, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 46% pre-leased.  We estimate remaining costs to be incurred will total approximately $73.4 million upon completion of these properties; we expect to incur these costs in 2005 and 2006.  We have $88.3 million remaining to be borrowed under construction loan facilities totaling $148.6 million for seven of these properties.

As of June 30, 2005, we had pre-construction activities underway on three new office properties estimated to total 342,000 square feet.  We estimate that costs for these properties will total approximately $61.9 million.  As of June 30, 2005, costs incurred on these properties totaled $8.1 million and the balance is expected to be incurred from July 2005 through 2007.  We expect to fund most of these costs using borrowings from new construction loan facilities.

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

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.

Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described below); management compensates for these limitations in essentially the same manner as described below for Diluted FFO.

Our Basic FFO, Diluted FFO per share and Diluted FFO for the three and six months ended June 30, 2005 and 2004 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$9,120	$8,843	$18,160	$17,836
Add: Real estate-related depreciation and amortization	15,087	15,785	29,592	26,046
Add: Depreciation and amortization on unconsolidated real estate entities	—	—	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(30)	—	(62)	—
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(24)	(48)	(47)
FFO	24,153	24,604	47,642	43,941
Add: Minority interests-common units in the Operating Partnership	1,335	1,241	2,643	2,646
Less: Preferred share dividends	(3,654)	(4,435)	(7,308)	(8,891)
Basic FFO	21,834	21,410	42,977	37,696
Add: Convertible preferred share dividends	—	—	—	21
Diluted FFO	$21,834	$21,410	$42,977	$37,717

Weighted average common shares	36,692	32,743	36,624	31,278
Conversion of weighted average common units	8,676	8,765	8,681	8,814
Weighted average common shares/units - basic FFO	45,368	41,508	45,305	40,092
Assumed conversion of share options	1,528	1,639	1,534	1,691
Assumed conversion of weighted average convertible preferred shares	—	—	—	270
Weighted average common shares/units - diluted FFO	46,896	43,147	46,839	42,053

Diluted FFO per share	$0.47	$0.50	$0.92	$0.90

Numerator for diluted EPS	$5,466	$4,408	$10,852	$8,966
Add: Minority interests-common units in the Operating Partnership	1,335	1,241	2,643	2,646
Add: Real estate-related depreciation and amortization	15,087	15,785	29,592	26,046
Add: Depreciation and amortization on unconsolidated real estate entities	—	—	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(30)	—	(62)	—
Less: Gain on sales of real estate, excluding development portion (1)	(24)	(24)	(48)	(47)
Diluted FFO	$21,834	$21,410	$42,977	$37,717

Denominator for diluted EPS	38,220	34,382	38,158	33,239
Weighted average common units	8,676	8,765	8,681	8,814
Denominator for Diluted FFO per share	46,896	43,147	46,839	42,053

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2005, 61.5% of our mortgage and other loans payable balance carried fixed interest rates and 85.8% of our fixed-rate loans were scheduled to mature after 2006.  As of June 30, 2005, the percentage of variable-rate loans relative to total assets was 24.0%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at June 30, 2005 (dollars in thousands):

	For the Periods Ended December 31,
	2005	2006	2007 (1)	2008 (2)	2009	Thereafter	Total
Long term debt:
Fixed rate (3)	$23,867	$78,898	$87,271	$154,995	$60,762	$317,217	$723,010
Average interest rate	6.98%	6.58%	6.64%	6.76%	6.16%	5.70%	6.18%
Variable rate	$18,893	$3,685	$69,615	$361,217	$—	$—	$453,410
Average interest rate	4.91%	5.34%	4.68%	4.68%	—	—	4.84%

(1)          Includes maturities totaling $69.6 million that may be extended for a one-year period, subject to certain conditions.

(2)          Includes maturities totaling $357.0 million that may be extended for a one-year period, subject to certain conditions.

(3)          Represents principal maturities only and therefore excludes net premiums of $1.4 million.

The fair market value of our mortgage and other loans payable was approximately $1.2 billion at June 30, 2005.

The following table sets forth information pertaining to our derivative contract in place as of June 30, 2005 and its fair value:

Nature of Derivative	Notional Amount in (millions)	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at June 30, 2005	Fair Value at December 31, 2004
Forward starting swap	$73	5.0244%	7/15/2005	7/15/2015	$(4,188)	—

Based on our variable-rate debt balances, our interest expense would have increased by $1.9 million during the six months ended June 30, 2005 if interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1.  Legal Proceedings

Jim Lemon and Robin Biser, as plaintiffs, initiated a suit on May 12, 2005, in The United States District Court for the District of Columbia (Case No. 1:05CV00949), against The Secretary of the United States Army, PenMar Development Corporation (“PMDC”) and the Company, as defendants, in connection with the pending acquisition by the Company of the former army base known as Fort Ritchie located in Cascade, Maryland.  The Company has been under contract to acquire the property from PenMar Development Corporation since July 26, 2004.  The plaintiffs allege violations of several federal statutes (National Environmental Policy Act, National Historic Preservation Act) and have requested, among other things, for the Court to enjoin the transfer of the property from the United States government to PMDC and the subsequent transfer to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable

(b)         Not applicable

(c)          Not applicable

Item 3.  Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 19, 2005, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the election of two trustees, each for a three-year term.  The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld
Robert L. Denton	28,417,453	2,216,806
Randall M. Griffin	29,591,445	1,042,814

The terms of Thomas F. Brady, Clay W. Hamlin, III, Jay H. Shidler, Steven D. Kesler, Kenneth S. Sweet and Kenneth D. Wethe as trustees continued after the annual meeting.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1

Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company’s Form 8-K on April 15, 2005 and incorporated herein by reference).

10.2.1

Eighteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 18, 2005 (filed with the Company’s Current Report on Form 8-K on April 22, 2005 and incorporated herein by reference).

10.2.2

Nineteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 8, 2005 (filed with the Company’s Current Report on Form 8-K on July 14, 2005 and incorporated herein by reference).

10.3

Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

10.4

Amended and Restated Credit Agreement, dated June 24, 2005, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; KeyBanc Capital Markets; Manufacturers and Traders Trust Company; Wells Fargo Bank, National Association; and Bank of America, N.A. (filed with the Company’s Current Report on Form 8-K on June 30, 2005 and incorporated herein by reference).

10.5

Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K on July 19, 2005 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION

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

CORPORATE OFFICE PROPERTIES
TRUST

Date:	August 9, 2005	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date:	August 9, 2005	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief
Financial Officer