Form 10-Q
period 2005-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2005-11-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

On November 2, 2005, 39,590,253 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Investment in real estate:
Operating properties, net	$1,421,128	$1,407,148
Projects under construction or development	274,269	136,152
Total commercial real estate properties, net	1,695,397	1,543,300
Investments in and advances to unconsolidated real estate joint ventures	1,208	1,201
Investment in real estate, net	1,696,605	1,544,501
Cash and cash equivalents	17,348	13,821
Restricted cash	15,083	12,617
Accounts receivable, net	12,537	16,771
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	30,222	26,282
Intangible assets on real estate acquisitions, net	67,686	67,560
Deferred charges, net	31,420	27,642
Prepaid and other assets	25,465	18,646
Furniture, fixtures and equipment, net	3,709	2,565
Total assets	$1,901,696	$1,732,026
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,124,299	$1,022,688
Accounts payable and accrued expenses	38,795	46,307
Rents received in advance and security deposits	14,191	12,781
Dividends and distributions payable	16,665	14,713
Deferred revenue associated with acquired operating leases	8,045	7,247
Distributions in excess of investment in unconsolidated real estate joint venture	2,519	—
Fair value of derivatives	1,516	—
Other liabilities	4,619	7,488
Total liabilities	1,210,649	1,111,224
Minority interests:
Common units in the Operating Partnership	98,433	88,355
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	1,297	1,723
Total minority interests	108,530	98,878
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; 15,000,000 shares authorized) (Note 14)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued of 39,558,398 at September 30, 2005 and 36,842,108 at December 31, 2004)	396	368
Additional paid-in capital	654,024	578,228
Cumulative distributions in excess of net income	(63,256)	(51,358)
Value of unearned restricted common share grants	(7,318)	(5,381)
Accumulated other comprehensive loss	(1,396)	—
Total shareholders’ equity	582,517	521,924
Total liabilities and shareholders’ equity	$1,901,696	$1,732,026

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Rental revenue	$54,978	$46,781	$161,009	$137,606
Tenant recoveries and other real estate operations revenue	8,018	5,495	21,878	15,917
Construction contract revenues	28,476	6,766	61,649	18,136
Other service operations revenues	1,308	700	3,696	3,052
Total revenues	92,780	59,742	248,232	174,711
Expenses
Property operating	19,032	15,789	55,171	44,862
Depreciation and other amortization associated with real estate operations	18,004	11,619	47,459	37,512
Construction contract expenses	28,073	6,483	60,193	17,280
Other service operations expenses	1,253	495	3,499	2,440
General and administrative expenses	3,318	2,698	9,760	7,471
Total operating expenses	69,680	37,084	176,082	109,565
Operating income	23,100	22,658	72,150	65,146
Interest expense	(14,370)	(10,668)	(41,281)	(31,117)
Amortization of deferred financing costs	(641)	(577)	(1,508)	(1,936)
Income from continuing operations before gain (loss) on sales of real estate, equity in loss of unconsolidated entities, income taxes and minority interests	8,089	11,413	29,361	32,093
Gain (loss) on sales of real estate	105	24	339	(174)
Equity in loss of unconsolidated entities	—	—	—	(88)
Income tax expense	(294)	(145)	(964)	(375)
Income from continuing operations before minority interests	7,900	11,292	28,736	31,456
Minority interests in income from continuing operations Common units in the Operating Partnership	(821)	(1,583)	(3,413)	(4,154)
Preferred units in the Operating Partnership	(165)	(14)	(495)	(14)
Other consolidated entities	19	8	58	—
Income from continuing operations	6,933	9,703	24,886	27,288
Income from discontinued operations, net of minority interests	3,656	47	3,863	298
Net income	10,589	9,750	28,749	27,586
Preferred share dividends	(3,653)	(3,784)	(10,961)	(12,675)
Issuance costs associated with redeemed preferred shares	—	(1,813)	—	(1,813)
Net income available to common shareholders	$6,936	$4,153	$17,788	$13,098
Basic earnings per common share
Income from continuing operations	$0.09	$0.12	$0.38	$0.40
Discontinued operations	0.10	—	0.10	0.01
Net income	$0.19	$0.12	$0.48	$0.41
Diluted earnings per common share
Income from continuing operations	$0.09	$0.12	$0.36	$0.38
Discontinued operations	0.09	—	0.10	0.01
Net income	$0.18	$0.12	$0.46	$0.39

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$28,749	$27,586
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,806	4,255
Depreciation and other amortization	47,951	38,045
Amortization of deferred financing costs	1,508	1,936
Amortization of deferred market rental revenue	(32)	(806)
Equity in loss of unconsolidated entities	—	88
(Gain) loss on sales of real estate	(4,674)	174
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(4,570)	(5,473)
Increase in accounts receivable, restricted cash and prepaid and other assets	(3,504)	(1,239)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	4,322	1,890
Other	1,666	1,608
Net cash provided by operating activities	76,222	68,064
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(279,082)	(205,991)
Proceeds from sales of properties	29,470	—
Proceeds from contribution of assets to unconsolidated real estate joint venture	68,646	—
Investments in and advances from (to) unconsolidated entities	36	(39)
Leasing costs paid	(6,582)	(7,877)
Advances to certain real estate joint ventures	—	(515)
Other	(2,719)	168
Net cash used in investing activities	(190,231)	(214,254)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	423,699	476,667
Repayments of mortgage and other loans payable	(334,890)	(378,412)
Deferred financing costs paid	(2,752)	(3,371)
Increase in other liabilities associated with financing activities	—	4,000
Acquisition of partner interest in consolidated joint venture	(1,208)	(4,928)
Net proceeds from issuance of common shares	78,260	121,604
Redemption of preferred shares	—	(31,250)
Dividends paid	(38,968)	(34,661)
Distributions paid	(7,060)	(6,224)
Other	455	96
Net cash provided by financing activities	117,536	143,521
Net increase (decrease) in cash and cash equivalents	3,527	(2,669)
Cash and cash equivalents
Beginning of period	13,821	9,481
End of period	$17,348	$6,812

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the ownership, management, leasing, acquisition and development of suburban office properties primarily in select submarkets within the Mid-Atlantic region of the United States.  We have implemented a core customer expansion strategy that is built around meeting, through acquisitions and development, the multi-location requirements of our existing strategic tenants. Our strategy is to operate in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  As of September 30, 2005, our portfolio included 136 wholly owned operating office properties and 18 operating office properties that we owned through joint ventures.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2005 follows:

% Owned by COPT
Common Units	81%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%

The Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) (collectively with its subsidiaries defined as the “Service Companies”).  As of September 30, 2005, COMI owned 100% of the consolidated subsidiaries that are set forth below:

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

3.             Earnings Per Share (“EPS”)

A summary of the numerator and denominator for purposes of our basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$6,933	$9,703	$24,886	$27,288
Less: Preferred share dividends	(3,653)	(3,784)	(10,961)	(12,675)
Less: Issuance costs associated with redeemed preferred shares	—	(1,813)	—	(1,813)
Numerator for basic EPS from continuing operations	3,280	4,106	13,925	12,800
Add: Convertible preferred share dividends	—	—	—	21
Numerator for diluted EPS from continuing operations	3,280	4,106	13,925	12,821
Add: Income from discontinued operations, net	3,656	47	3,863	298
Less: Convertible preferred share dividends	—	—	—	(21)
Numerator for basic EPS on net income available to common shareholders	6,936	4,153	17,788	13,098
Add: Convertible preferred share dividends	—	—	—	21
Numerator for diluted EPS on net income available to common shareholders	$6,936	$4,153	$17,788	$13,119
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	36,913	33,797	36,721	32,124
Assumed conversion of share options	1,667	1,655	1,595	1,680
Assumed conversion of convertible preferred shares	—	—	—	179
Denominator for diluted EPS	38,580	35,452	38,316	33,983

Basic EPS:
Income from continuing operations	$0.09	$0.12	$0.38	$0.40
Income from discontinued operations	0.10	—	0.10	0.01
Net income available to common shareholders	$0.19	$0.12	$0.48	$0.41
Diluted EPS
Income from continuing operations	$0.09	$0.12	$0.36	$0.38
Income from discontinued operations	0.09	—	0.10	0.01
Net income available to common shareholders	$0.18	$0.12	$0.46	$0.39

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Conversion of weighted average common units	8,758	8,690	8,707	8,773
Restricted common shares	191	206	175	195
Conversion of weighted average convertible preferred units	176	15	176	5
Conversion of share options	—	5	—	5

4.             Share-Based Compensation

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Increase in general and administrative expenses	$497	$405	$1,420	$1,165
Increase in construction contract and other service operations expenses	80	146	203	430

The following table summarizes our operating results as if we elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$10,589	$9,750	$28,749	$27,586
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	437	388	1,239	1,106
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(432)	(322)	(1,200)	(917)
Net income, pro forma	$10,594	$9,816	$28,788	$27,775
Basic EPS on net income available to common shareholders, as reported	$0.19	$0.12	$0.48	$0.41
Basic EPS on net income available to common shareholders, pro forma	$0.19	$0.12	$0.49	$0.41
Diluted EPS on net income available to common shareholders, as reported	$0.18	$0.12	$0.46	$0.39
Diluted EPS on net income available to common shareholders, pro forma	$0.18	$0.12	$0.47	$0.39

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon future events that may or may not be within the entity’s control.  The fair value of liabilities related to such obligations should be recognized when incurred and reasonably estimable.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than December 31, 2005.  We are reviewing the provisions of FIN 47 and assessing the impact it will have on us upon adoption.

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

6.             Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30,	December 31,
	2005	2004
Land	$268,583	$268,327
Buildings and improvements	1,315,969	1,280,537
	1,584,552	1,548,864
Less: accumulated depreciation	(163,424)	(141,716)
	$1,421,128	$1,407,148

Projects we had under construction or pre-construction consisted of the following:

	September 30,	December 31,
	2005	2004
Land	$127,085	$74,190
Construction in progress	147,184	61,962
	$274,269	$136,152

2005 Acquisitions

We acquired the following office properties during the nine months ended September 30, 2005:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
8611 Military Drive (1)	San Antonio, TX	3/30/2005	2	468,994	$30,845
Rockville Corporate Center	Rockville, MD (2)	4/7/2005	2	221,702	37,617
7175 Riverwood Drive	Columbia, MD (3)	7/27/2005	1	26,500	2,456
Gateway Crossing 95	Columbia, MD (3)	9/19/2005	5	188,819	26,060
Patriot Park I & II	Colorado Springs, CO	9/28/2005	2	135,907	18,010
1670 N. Newport Road	Colorado Springs, CO	9/30/2005	1	67,500	9,033
			13	1,109,422	$124,021

(1)   The buildings in this project are initially undergoing redevelopment.

(2)   Located in the Suburban Maryland region.

(3)   Located in the Baltimore/Washington Corridor region.

The table below sets forth the allocation of the acquisition costs of these properties:

	8611 Military Drive	Rockville Corporate Center	7175 Riverwood Drive	Gateway Crossing 95	Patriot Park I & II	1670 N. Newport Road	Total
Land, operating properties	$—	$6,222	$1,788	$5,533	$1,313	$849	$15,705
Land, construction or development	11,007	—	—	—	—	—	11,007
Building and improvements	—	28,925	763	17,582	14,371	6,968	68,609
Construction in progress	19,838	—	—	—	—	—	19,838
Intangible assets on real estate acquisitions	—	4,004	113	3,317	2,371	1,216	11,021
Total assets	30,845	39,151	2,664	26,432	18,055	9,033	126,180
Deferred revenue associated with acquired operating leases	—	(1,534)	(208)	(372)	(45)	—	(2,159)
Total acquisition cost	$30,845	$37,617	$2,456	$26,060	$18,010	$9,033	$124,021

We also acquired the following during the nine months ended September 30, 2005:

•      a 19-acre parcel of land located in Chantilly, Virginia that is adjacent to existing properties we own for $7,141 on January 27, 2005 (Chantilly, Virginia is located in the Northern Virginia region).  We expect to develop this land parcel in the future;

•      a 32-acre parcel of land located in Dahlgren, Virginia that is adjacent to one of our office properties for $1,227 on March 16, 2005 (Dahlgren, Virginia is located in the St. Mary’s and King George Counties region).  We expect to develop this land parcel in the future;

•      a 16-acre parcel of land adjacent to 8611 Military Drive in San Antonio, Texas for $3,013 on March 30, 2005.  We expect to operate this land parcel as part of the campus that includes 8611 Military Drive;

•      a ten-acre parcel of land adjacent to the Rockville Corporate Center for $6,234 on April 7, 2005.  We expect to develop this land parcel in the future;

•      a 27-acre parcel of land adjacent to 8611 Military Drive in San Antonio, Texas for $5,893 on June 14, 2005.  We expect to develop this land parcel in the future;

•      a two-acre parcel of land located in Linthicum, Maryland that is adjacent to one of our office properties for $735 on July 6, 2005;

•      a 64-acre land parcel located in Colorado Springs, Colorado, five acres of which is undergoing construction of a 50,000 square foot, fully-leased building, for a purchase price of $9,408 on July 8, 2005.  We expect to develop this land parcel in the future;

•      a four-acre parcel of land located in Columbia, Maryland that is adjacent to 7175 Riverwood Drive for $1,367 on July 27, 2005; and

•      a 50% undivided interest in a 132-acre land parcel, subject to a cotenancy agreement, in Colorado Springs, Colorado for $10,651 on September 28, 2005.

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

2005 Construction and Pre-Construction Activities

In August 2005, we fully placed into service a newly constructed 103,683 square foot building located in the Baltimore/Washington Corridor.

As of September 30, 2005, we had construction underway on six new buildings in the Baltimore/Washington Corridor, one in Northern Virginia, one in St. Mary’s County, Maryland and one in Colorado Springs, Colorado.  We also had pre-construction activities underway on two new buildings located in the Baltimore/Washington Corridor and one new building in King George County and redevelopment underway on two existing buildings in San Antonio, Texas

2005 Dispositions

On June 10, 2005, we sold a four-acre parcel of land located in Columbia, Maryland for $2,571.  We recognized a gain of $186 on this sale.

On August 31, 2005, we sold a newly constructed property in Columbia, Maryland for $4,794.  We recognized a gain of $80 on this sale.

On September 8, 2005, we sold three office properties totaling 152,731 square feet located in the Northern Central New Jersey region for a total sale price of $22,458.  We recognized a total gain of $4,335 on this sale.

On September 29, 2005, we contributed our portfolio of properties in Harrisburg, Pennsylvania, consisting of 16 office properties, one unimproved land parcel and an option to acquire a land parcel, into a real estate joint venture at a value of $73,000.  In exchange for our contribution, we received $69,587 in cash (after closing costs and operating prorations) and a 20% interest in Harrisburg Corporate Gateway Partners, L.P.  As part of this transaction, we entered into an agreement to manage the operations of the joint venture’s properties for a five year term.  We did not recognize a gain on this transaction since we have certain contingent obligations that may exceed our proportionate interest remaining in effect as long as we continue to manage the properties; these contingent obligations are described below in Note 20.

7.             Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Balance at					Total	Maximum
	September 30,	December 31,	Date		Nature of	Assets at	Exposure
	2005	2004	Acquired	Ownership	Activity	9/30/2005	to Loss (1)
Route 46 Partners	$1,208	$1,201	3/14/2003	20%	Operates one building (2)	$23,290	$1,628
Harrisburg Corporate Gateway Partners, L.P. (3)	(2,519)	—	9/29/2005	20%	Operates 16 buildings (4)	$79,704	$—

(1)   Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that would be due if certain contingent events occurred.

(2)   This joint venture’s property is located in Fairfield, New Jersey.

(3)   Our balance sheet reflects distributions in excess of investment for this joint venture due to our not recognizing gain on our contribution of properties into the joint venture. We did not recognize a gain on the contribution since we have certain contingent obligations that may exceed our proportionate interest remaining in effect as long as we continue to manage the joint venture’s properties; these contingent obligations are described below in Note 20..

(4)   This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth a condensed balance sheet for our unconsolidated joint ventures as of September 30, 2005:

Commercial real estate property	$94,540
Other assets	8,454
Total assets	$102,994

Liabilities	$81,420
Owners’ equity	21,574
Total liabilities and owners’ equity	$102,994

Our joint venture partner in Route 46 Partners has preference in receiving distributions of cash flows for a defined return.  Once our partner receives its defined return, we are entitled to receive distributions for a defined return.  We did not recognize income from our investment in Route 46 Partners in the nine months ended September 30, 2005 and 2004 since the income earned by the entity in those periods did not exceed our partner’s defined return.

Our investments in consolidated real estate joint ventures included the following:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	9/30/2005	Activity	9/30/2005	9/30/2005
MOR Forbes 2 LLC	12/24/2002	50%	Operating building (1)	$4,583	$3,998
MOR Montpelier 3 LLC	2/21/2002	50%	Developing land parcel (2)	1,958	—
				$6,541	$3,998

(1) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(2) This joint venture’s property is located in Laurel, Maryland (located in the Baltimore/Washington Corridor region).

From April 4, 2001 until June 9, 2005, we owned an 80% interest in Gateway 70 LLC, a consolidated joint venture developing two land parcels in Columbia, Maryland.  On June 9, 2005, we acquired the remaining 20% interest in Gateway 70 LLC not previously owned by us for $1,208.

On April 11, 2005, we executed a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland (in the Baltimore/Washington Corridor).  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities.  We will have a 50% interest in this joint venture relationship.

As described in Note 6, we acquired an interest in Harrisburg Corporate Gateway Partners, L.P. on September 29, 2005.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

8.             Investment in Other Unconsolidated Entity

Our investment in an unconsolidated non-real estate entity is set forth below:

				Ownership	Investment
	September 30,	December 31,	Date	% at	Accounting
	2005	2004	Acquired	9/30/2005	Method
TractManager, Inc. (1)	$1,621	$1,621	Various 2000	5%	Cost

(1)   TractManager, Inc. has developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers.

9.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30,	December 31,
	2005	2004
Lease-up value	$72,869	$65,638
Lease to market value	8,869	9,595
Lease cost portion of deemed cost avoidance	9,554	8,700
Market concentration premium	1,333	1,333
Tenant relationship value	2,586	—
Subtotal	95,211	85,266
Accumulated amortization	(27,525)	(17,706)
Intangible assets on real estate acquisitions, net	$67,686	$67,560

10.          Deferred Charges

Deferred charges consisted of the following:

	September 30,	December 31,
	2005	2004
Deferred leasing costs	$39,015	$33,302
Deferred financing costs	19,945	16,996
Goodwill	1,853	1,853
Deferred other	155	155
	60,968	52,306
Accumulated amortization	(29,548)	(24,664)
Deferred charges, net	$31,420	$27,642

11.          Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $353 at September 30, 2005 and $490 at December 31, 2004.

12.          Derivatives

The following table sets forth our derivative contracts and their respective fair values:

Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at September 30, 2005	Fair Value at December 31, 2004
Interest rate swap	$50,000	2.3075%	1/2/2003	1/3/2005	$—	$—
Forward starting swap	73,400	5.0244%	7/15/2005	7/15/2015	(1,516)	—
					$(1,516)	$—

We designated each of these derivatives as cash flow hedges.  The first swap noted above hedged the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.  On April 7, 2005, we entered into the forward starting swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We obtained this long-term financing in October 2005 and cash settled the swap at that time for a payment of $603.  This payment represented the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settled the swap, plus accrued interest.  As of September 30, 2005, the forward starting swap was considered a highly effective cash flow hedge under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Nine Months
	Ended September 30,
	2005	2004
(Decrease) increase in fair value applied to AOCL (1) and minority interests	$(1,516)	$345
Increase in fair value recognized as gain (2)	$—	$77

(1)           AOCL is defined as accumulated other comprehensive loss.

(2)           Represents hedge ineffectiveness and is included in interest expense on our Consolidated Statements of Operations.

13.          Mortgages and Other Loans Payable

Mortgage and other loans payable at September 30, 2005 consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Loans at	September 30,	December 31,	Stated Interest Rates	Dates at
	September 30, 2005	2005	2004	at September 30, 2005	September 30, 2005
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$400,000	$239,000	$203,600	LIBOR + 1.15% to 1.55%	March 2008 (1)
		239,000	203,600
Mortgage Loans
Fixed rate mortgage loans (2)	N/A	709,385	737,380	3.00% - 9.48% (3)	2006 - 2034 (4)
Variable rate construction loan facilities	$182,933	97,616	35,316	LIBOR + 1.40% to 2.20%	2005 - 2008 (5)
Other variable rate mortgage loans	N/A	77,200	45,124	LIBOR + 1.20% to 1.75% and Prime rate + 2.50%	2005 - 2010
Total mortgage loans		884,201	817,820

Note payable
Unsecured seller note	N/A	1,098	1,268	5.95%	May 2007

Total mortgage and other loans payable		$1,124,299	$1,022,688

(1)   The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)   Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $1.2 million at September 30, 2005 and $1.6 million at December 31, 2004.

(3)   The weighted average interest rate on these loans was 6.17% at September 30, 2005.

(4)   A loan with a balance of $10.7 million at September 30, 2005 that matures in 2025 is subject to a call date of October 2010.

(5)   At September 30, 2005, $33.5 million in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

We have guaranteed the repayment of $464.7 million of the mortgage and other loans set forth above.

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

14.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	September 30, 2005	December 31, 2004
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Common Shares

On September 28, 2005, we sold 2,300,000 common shares to an underwriter at a net price of $32.76 per share.  We contributed the net proceeds after offering costs totaling approximately $75,165 to our Operating Partnership in exchange for 2,300,000 common units.

During the nine months ended September 30, 2005, we issued 130,975 common shares of beneficial interest (“common shares”) to certain employees.  All of these shares are subject to forfeiture restrictions that lapse annually throughout their respective terms provided that the employees remain employed by us.  During the same period, forfeiture restrictions lapsed on 143,723 common shares previously issued to employees.

We issued 283,417 common shares upon the exercise of share options during the nine months ended September 30, 2005.  During the same period, we converted 12,320 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

Comprehensive Income

A summary of the activity in the AOCL component of shareholders’ equity for the nine months ended September 30, 2005 follows:

Beginning balance	$—
Unrealized loss on derivatives, net of minority interests	(1,396)
Ending balance	$(1,396)

The table below sets forth our comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$10,589	$9,750	$28,749	$27,586
Unrealized gain (loss) on derivatives, net of minority interests	1,962	47	(1,396)	258
Total comprehensive income	$12,551	$9,797	$27,353	$27,844

15.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2005:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6406	$737
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6406	$737
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.6406	$737
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.6172	$880
First Quarter 2005	March 31, 2005	April 15, 2005	$0.6172	$880
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.6172	$880
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.5000	$1,100
First Quarter 2005	March 31, 2005	April 15, 2005	$0.5000	$1,100
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.5000	$1,100
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$938
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$938
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.4688	$938
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.4688	$938

Common Shares:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$9,288
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$9,339
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.2550	$9,381
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.2800	$10,966

Series I Preferred Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.4688	$165
First Quarter 2005	March 31, 2005	April 15, 2005	$0.4688	$165
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.4688	$165
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.4688	$165

Common Units:
Fourth Quarter 2004	December 31, 2004	January 14, 2005	$0.2550	$2,179
First Quarter 2005	March 31, 2005	April 15, 2005	$0.2550	$2,179
Second Quarter 2005	June 30, 2005	July 15, 2005	$0.2550	$2,205
Third Quarter 2005	September 30, 2005	October 14, 2005	$0.2800	$2,452

16.          Supplemental Information to Statements of Cash Flows

	For the Nine Months Ended September 30,
	2005	2004
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FASB Interpretation FIN 46(R), “Consolidation of Variable Interest Entities”:
Operating properties	$—	$2,176
Projects under construction or development	—	17,959
Investments in and advances to unconsolidated real estate joint ventures	—	(3,957)
Restricted cash	—	10
Accounts receivable, net	—	145
Deferred rent receivable	—	7
Deferred charges, net	—	1,026
Prepaid and other assets	—	(3,263)
Mortgage and other loans payable	—	(10,171)
Accounts payable and accrued expenses	—	(2,737)
Rents received in advance and security deposits	—	(347)
Other liabilities	—	4,650
Minority interests-other consolidated real estate entities	—	(5,498)
Net adjustment	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$—	$(83)
Investments in and advances to unconsolidated real estate joint ventures	—	83
Net adjustment	$—	$—
Debt assumed in connection with acquisitions	$13,128	$99,756
(Decrease) increase in accrued capital improvements and leasing costs	$(9,531)	$14,383
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$203	$576
Accretion of other liability to commercial real estate properties	$—	$147
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(1,516)	$345
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$3,687	$—
Issuance of common units in the Operating Partnership in connection with acquisition of properties	$2,647	$—
Issuance of preferred units in the Operating Partnership in connection with acquisition of properties	$—	$8,800
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$6,863	$17,799
Dividends/distribution payable	$16,665	$14,533
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$324	$5,553
Conversion of preferred shares adjusted to common shares and paid in capital	$—	$12
Issuance of restricted shares	$3,481	$2,271

17.          Information by Business Segment

We have nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; Northern/Central New Jersey; Colorado Springs, Colorado; San Antonio, Texas; and Greater Harrisburg, Pennsylvania.

The table below reports segment financial information.  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including corporate assets, investments in unconsolidated entities and elimination entries required in consolidation.  We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income (“NOI”).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	Colorado Springs	San Antonio	Greater Harrisburg	Other	Total
Three Months Ended September 30, 2005:
Revenues	$30,771	$15,473	$3,354	$2,506	$2,900	$3,862	$23	$—	$2,196	$2,582	$63,667
Property operating expenses	9,246	5,207	1,231	43	715	1,617	37	—	771	461	19,328
NOI	$21,525	$10,266	$2,123	$2,463	$2,185	$2,245	$(14)	$—	$1,425	$2,121	$44,339
Commercial real estate property expenditures	$51,640	$5,083	$736	$243	$748	$482	$44,178	$1,367	$287	$1,280	$106,044

Three Months Ended September 30, 2004:
Revenues	$26,921	$10,121	$2,622	$2,506	$1,750	$4,696	$—	$—	$2,271	$2,210	$53,097
Property operating expenses	8,660	3,166	925	39	376	1,387	—	—	689	955	16,197
NOI	$18,261	$6,955	$1,697	$2,467	$1,374	$3,309	$—	$—	$1,582	$1,255	$36,900
Commercial real estate property expenditures	$43,160	$121,415	$87	$593	$26	$901	$—	$—	$65	$1,100	$167,347

Nine Months Ended September 30, 2005:
Revenues	$89,537	$44,276	$8,941	$7,519	$9,711	$10,912	$23	$—	$6,607	$7,809	$185,335
Property operating expenses	27,198	15,004	3,396	116	2,066	4,650	37	—	2,178	1,509	56,154
NOI	$62,339	$29,272	$5,545	$7,403	$7,645	$6,262	$(14)	$—	$4,429	$6,300	$129,181
Commercial real estate property expenditures	$100,975	$38,715	$42,528	$659	$4,702	$984	$44,178	$41,815	$448	$3,098	$278,102
Segment assets at September 30, 2005	$860,940	$447,249	$113,302	$99,810	$98,715	$65,132	$48,647	$41,815	$—	$126,086	$1,901,696

Nine Months Ended September 30, 2004:
Revenues	$77,220	$34,296	$6,535	$7,519	$3,536	$14,036	$—	$—	$6,682	$6,136	$155,960
Property operating expenses	24,398	9,552	2,306	118	768	4,114	—	—	2,190	2,437	45,883
NOI	$52,822	$24,744	$4,229	$7,401	$2,768	$9,922	$—	$—	$4,492	$3,699	$110,077
Commercial real estate property expenditures	$88,195	$139,957	$26,529	$944	$55,324	$1,650	$—	$—	$329	$17,017	$329,945
Segment assets at September 30, 2004	$754,547	$415,076	$69,735	$101,425	$59,205	$84,676	$—	$—	$67,796	$98,253	$1,650,713

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Segment revenues	$63,667	$53,097	$185,335	$155,960
Construction contract revenues	28,476	6,766	61,649	18,136
Other service operations revenues	1,308	700	3,696	3,052
Less: Revenues from discontinued operations (Note 19)	(671)	(821)	(2,448)	(2,437)
Total revenues	$92,780	$59,742	$248,232	$174,711

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

Segment property operating expenses	$19,328	$16,197	$56,154	$45,883
Less: Property expenses from discontinued real estate operations (Note 19)	(296)	(408)	(983)	(1,021)
Total property operating expenses	$19,032	$15,789	$55,171	$44,862

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
NOI for reportable segments	$44,339	$36,900	$129,181	$110,077
Construction contract revenues	28,476	6,766	61,649	18,136
Other service operations revenues	1,308	700	3,696	3,052
Gain (loss) on sales of real estate	105	24	339	(174)
Equity in loss of unconsolidated entities	—	—	—	(88)
Income tax expense	(294)	(145)	(964)	(375)
Less:
Depreciation and other amortization associated with real estate operations	(18,004)	(11,619)	(47,459)	(37,512)
Construction contract expenses	(28,073)	(6,483)	(60,193)	(17,280)
Other service operations expenses	(1,253)	(495)	(3,499)	(2,440)
General and administrative expenses	(3,318)	(2,698)	(9,760)	(7,471)
Interest expense on continuing operations	(14,370)	(10,668)	(41,281)	(31,117)
Amortization of deferred financing costs	(641)	(577)	(1,508)	(1,936)
Minority interests in continuing operations	(967)	(1,589)	(3,850)	(4,168)
NOI from discontinued operations	(375)	(413)	(1,465)	(1,416)
Income from continuing operations	$6,933	$9,703	$24,886	$27,288

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

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Nine Months Ended September 30,
	2005	2004
Deferred
Federal	$789	$308
State	175	67
Total	$964	$375

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the nine months ended September 30, 2005 and 40% for the nine months ended September 30, 2004.

19.          Discontinued Operations

Income from discontinued operations includes primarily revenues and expenses associated with three properties located in the Northern/Central New Jersey region that were sold on September 8, 2005.  The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from real estate operations	$671	$821	$2,448	$2,437
Expenses from real estate operations:
Property operating expenses	296	408	983	1,021
Depreciation and amortization	23	183	492	533
Interest expense	126	171	489	498
Expenses from real estate operations	445	762	1,964	2,052
Income from discontinued operations before gain on sales of real estate and minority interests	226	59	484	385
Gain on sales of real estate	4,335	—	4,335	—
Minority interests in discontinued operations	(905)	(12)	(956)	(87)
Income from discontinued operations, net of minority interests	$3,656	$47	$3,863	$298

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

20.          Commitments and Contingencies

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

Acquisitions

As of September 30, 2005, we were under contract to acquire the following:

•      a 140,000 square foot office property in Herndon, Virginia (located in the Northern Virginia region) for $11,890; and

•      a property in Washington County, Maryland for $9,000, subject to potential future reductions ranging from $750 to $4,000; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.  Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property within five years.

Property Sales

As of September 30, 2005, we were under contract to sell a property owned by a consolidated real estate joint venture for $2,530; this property sale will take place upon our completion of construction of a new building on the property.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed.  Our total unilateral commitment under this guaranty is approximately $1,044; the tenant’s account was current as of September 30, 2005.  We also agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

We may be required to make additional unilateral capital contributions to Route 46 Partners of up to $170 to fund our partners’ preferred return.  We may also be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us.  In addition, we agreed to unilaterally loan the joint venture an additional $250 in the event that funds are needed by the entity.

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

In the two consolidated joint ventures that we owned as of September 30, 2005, we would be obligated to acquire the other members’ interest in each of the joint ventures (50% in both cases) if defined events were to occur.  The amount we would need to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for our partners’ membership interests in these joint ventures to be $1,194; however, since the determination of this amount is dependent on the operations of the office properties and none of the properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of September 30, 2005 follow:

2005	$150
2006	364
2007	80
2008	70
2009	11
$675

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of September 30, 2005 follow:

2005	$108
2006	375
2007	250
2008	165
2009	40
Thereafter	4
$942

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease of three properties in our New Jersey region.  The prior owner of the properties, a Fortune 100 Company who is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete.  Under the lease agreement, we agreed to the following:

•      to indemnify the tenant against losses covered under the prior owner’s indemnity agreement if the prior owner fails to indemnify the tenant for such losses.  This indemnification is capped at $5,000 in perpetuity after the State of New Jersey declares the remediation to be complete;

•      to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant’s acquisition of the property from us, if such acquisition occurs.  This indemnification is capped at $12,500; and

•      to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties.  This indemnification is capped at $300 annually and $1,500 in the aggregate.

21.          Subsequent Events

On October 17, 2005, we obtained a $103,000 interest-only loan bearing a fixed rate of 5.53% and maturing in October 2015.

On October 21, 2005, we purchased a 117,803 square foot office building located on a 21-acre land parcel in Frederick, Maryland for $17,000.  The land parcel can also support the future development of two office buildings totaling approximately 80,000 square feet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the ownership, management, leasing, acquisition and development of suburban office properties primarily in select submarkets within the Mid-Atlantic region of the United States.  We have implemented a core customer expansion strategy that is built around meeting, through acquisitions and development, the multi-location requirements of our existing strategic tenants. Our strategy is to operate in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  We conduct our real estate ownership activity through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies.  The Operating Partnership also owns an entity through which we provide real estate-related services that include (1) property management, (2) construction and development management and (3) heating and air conditioning services and controls.  The number of wholly owned operating properties in our portfolio totaled 136 as of September 30, 2005 and 143 as of December 31, 2004.

During the nine months ended September 30, 2005, we:

•      experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2004;

•      experienced increased operating expenses from Same-Office Properties of $4.1 million, or 10%;

•      finished the period with occupancy for our wholly owned portfolio of properties at 94.6%;

•      acquired 13 office properties totaling 1.1 million square feet and nine parcels of land for $169.7 million.  These acquisitions include properties representing our initial entry into the San Antonio, Texas and Colorado Springs, Colorado regions;

•      placed into service a newly-constructed property totaling 103,683 square feet;

•      sold four office properties and a land parcel for a total of $29.8 million;

•      sold 80% of the ownership interest in our Harrisburg portfolio by contributing into a real estate joint venture;

•      increased the maximum principal under our Revolving Credit Facility from $300.0 million to $400.0 million, with a right to further increase the maximum principal in the future to $600.0 million; and

•      sold 2.3 million common shares to an underwriter for net proceeds totaling approximately $75.2 million.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2005.  This section includes discussions on, among other things:

•      our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2005 compared to the same periods in 2004;

•      how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2005;

•      our cash flows;

•      how we expect to generate cash for short and long-term capital needs;

•      our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•      our commitments and contingencies; and

•      the computation of our Funds from Operations for the three and nine months ended September 30, 2005 and 2004.

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

•      our ability to satisfy and operate effectively under federal income tax rules relating to real estate investment trusts and partnerships;

•      governmental actions and initiatives; and

•      environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Variance	% Change	2005	2004	Variance	% Change
Revenues
Rental revenue	$54,978	$46,781	$8,197	18%	$161,009	$137,606	$23,403	17%
Tenant recoveries and other real estate operations revenue	8,018	5,495	2,523	46%	21,878	15,917	5,961	37%
Construction contract revenues	28,476	6,766	21,710	321%	61,649	18,136	43,513	240%
Other service operations revenues	1,308	700	608	87%	3,696	3,052	644	21%
Total revenues	92,780	59,742	33,038	55%	248,232	174,711	73,521	42%
Expenses
Property operating	19,032	15,789	3,243	21%	55,171	44,862	10,309	23%
Depreciation and other amortization associated with real estate operations	18,004	11,619	6,385	55%	47,459	37,512	9,947	27%
Construction contract expenses	28,073	6,483	21,590	333%	60,193	17,280	42,913	248%
Other service operations expenses	1,253	495	758	153%	3,499	2,440	1,059	43%
General and administrative expense	3,318	2,698	620	23%	9,760	7,471	2,289	31%
Total operating expenses	69,680	37,084	32,596	88%	176,082	109,565	66,517	61%
Operating income	23,100	22,658	442	2%	72,150	65,146	7,004	11%
Interest expense and amortization of deferred financing costs	(15,011)	(11,245)	(3,766)	33%	(42,789)	(33,053)	(9,736)	29%
Gain (loss) on sales of real estate	105	24	81	338%	339	(174)	513	N/A
Equity in loss of unconsolidated entities	—	—	—	N/A	—	(88)	88	(100)%
Income tax expense	(294)	(145)	(149)	103%	(964)	(375)	(589)	157%
Income from continuing operations before minority interests	7,900	11,292	(3,392)	(30)%	28,736	31,456	(2,720)	(9)%
Minority interests in income from continuing operations	(967)	(1,589)	622	(39)%	(3,850)	(4,168)	318	(8)%
Income from discontinued operations, net	3,656	47	3,609	7679%	3,863	298	3,565	1196%
Net income	10,589	9,750	839	9%	28,749	27,586	1,163	4%
Preferred share dividends	(3,653)	(3,784)	131	(3)%	(10,961)	(12,675)	1,714	(14)%
Issuance costs associated with redeemed preferred shares	—	(1,813)	1,813	(100)%	—	(1,813)	1,813	(100)%
Net income available to common shareholders	$6,936	$4,153	$2,783	67%	$17,788	$13,098	$4,690	36%
Basic earnings per common share
Income from continuing operations	$0.09	$0.12	$(0.03)	(25)%	$0.38	$0.40	$(0.02)	(5)%
Net income	$0.19	$0.12	$0.07	58%	$0.48	$0.41	$0.07	17%
Diluted earnings per common share
Income from continuing operations	$0.09	$0.12	$(0.03)	(25)%	$0.36	$0.38	$(0.02)	(5)%
Net income	$0.18	$0.12	$0.06	50%	$0.46	$0.39	$0.07	18%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and leasing

The table below sets forth certain occupancy and leasing information as of September 30, 2005:

Total rentable square feet (in thousands)	11,692
Occupancy for portfolio of properties	94.6%
Average contractual rental rate per square foot (1)	$20.72
Weighted average lease term (in years)	4.9

(1) Includes estimated expense reimbursements.

Geographic concentration of property operations

During the nine months ended September 30, 2005, our operating property acquisitions included six properties in the Baltimore/Washington Corridor, two in Suburban Maryland and three in Colorado Springs, Colorado.  We also placed into operations one building in the Baltimore/Washington Corridor.  The table below sets forth the changes in the regional allocation of our portfolio annualized rental revenue occurring primarily as a result of these acquisition and development activities and changes in leasing activity:

	% of Portfolio Annualized
	Rental Revenue as of
Region	September 30, 2005	December 31, 2004
Baltimore/Washington Corridor	52.1%	49.4%
Northern Virginia	23.8%	23.2%
Suburban Maryland	4.8%	3.6%
St. Mary’s and King George Counties	4.8%	4.7%
Greater Philadelphia	4.6%	4.6%
Northern/Central New Jersey	4.5%	6.5%
Colorado Springs, Colorado	1.5%	N/A
Harrisburg, Pennsylvania	N/A	3.9%
Other	3.9%	4.1%
	100.0%	100.0%

Concentration of leases with certain tenants

The following schedule lists our 20 largest tenants based on percentage of portfolio annualized rental revenue:

	Percentage of Portfolio
	Annualized Rental Revenue
	for 20 Largest Tenants as of
Tenant	September 30, 2005	December 31, 2004

United States of America	13.9%	13.3%
Booz Allen Hamilton, Inc.	5.7%	5.5%
Northrop Grumman Corporation	5.0%	3.6%
Computer Sciences Corporation (1)	4.7%	5.2%
L-3 Communications Titan Corporation (1)	3.8%	3.9%
Unisys (2)	3.5%	3.5%
General Dynamics Corporation	3.0%	3.8%
AT&T Corporation (1)	2.6%	4.2%
The Aerospace Corporation	2.5%	2.3%
Wachovia Bank	2.3%	2.3%
The Boeing Company (1)	1.8%	1.8%
Ciena Corporation	1.5%	1.4%
VeriSign, Inc.	1.4%	1.4%
Magellan Health Services, Inc.	1.3%	1.2%
PricewaterhouseCoopers LLP	1.2%	1.3%
Johns Hopkins University (1)	1.1%	1.1%
Merck & Co., Inc. (2)	1.0%	1.1%
Wyle Laboratories, Inc.	1.0%	N/A
Carefirst, Inc. and Subsidiaries (1)	1.0%	1.0%
BAE Systems	1.0%	1.0%
Commonwealth of Pennsylvania (1)	N/A	1.3%
Subtotal of 20 largest tenants	59.3%	60.2%
All remaining tenants	40.7%	39.8%
Total	100.0%	100.0%

(1) Includes affiliated organizations and agencies.

(2) Unisys subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time.  It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of a point in time.  Portfolio annualized rental revenue is annualized rental revenue for our entire portfolio of wholly owned properties as of a point in time.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles (“GAAP”) does contain such fluctuations.  We find the measure particularly useful for leasing, tenant, segment and industry analysis.

Most of the leases with the United States Government provide for a series of one-year terms or provide for early termination rights.  The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

Industry concentration of tenants

The percentage of our portfolio annualized rental revenue derived from the United States intelligence and defense industry increased during the nine months ended September 30, 2005 due primarily to our (1) property acquisitions and the newly constructed building placed into operations during the period having leases with tenants in the industry and (2) sale and contribution into a joint venture of properties that did not have tenants in this industry.  The table below sets forth the percentage of our annualized rental revenue derived from that industry, demonstrating our increasing concentration:

	% of Annualized
	Rental Revenue as of
	September 30, 2005	December 31, 2004
Total Portfolio	51.9%	47.4%
Baltimore/Washington Corridor	65.0%	63.4%
Northern Virginia	50.6%	50.3%
Suburban Maryland	2.6%	3.6%
St. Mary’s and King George Counties	90.8%	90.6%
Colorado Springs	90.5%	N/A
Other	5.2%	N/A

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as comprising two main components:

•      Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the third quarters of 2004 and 2005, Same-Office Properties would be properties owned and 100% operational from July 1, 2004 through September 30, 2005.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes Between the Three Month Periods
	Ended September 30, 2005 and 2004
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$7,884	$621	1%	$(308)	$8,197
Tenant recoveries and other real estate operations revenue	658	1,357	27%	508	2,523
Total	$8,542	$1,978	4%	$200	$10,720

Property operating expenses	$2,169	$1,519	10%	$(445)	$3,243

Straight-line rental revenue adjustments included in rental revenue	$855	$(1,868)	N/A	$(11)	$(1,024)
Amortization of deferred market rental revenue	$66	$(519)	N/A	$—	$(453)

Number of operating properties included in component category	26	111	N/A	16	153

(1)   Includes 22 acquired properties and four newly-constructed properties.

(2)   Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.  Also includes changes associated with 16 operating properties that were contributed into an unconsolidated joint venture on September 29, 2005.

	Changes Between the Nine Month Periods
	Ended September 30, 2005 and 2004
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$27,123	$(3,044)	(2)%	$(676)	$23,403
Tenant recoveries and other real estate operations revenue	2,312	2,994	20%	655	5,961
Total	$29,435	$(50)	0%	$(21)	$29,364

Property operating expenses	$7,975	$4,100	10%	$(1,766)	$10,309

Straight-line rental revenue adjustments included in rental revenue	$2,172	$(3,433)	N/A	$220	$(1,041)
Amortization of deferred market rental revenue	$(10)	$(764)	N/A	$—	$(774)
Number of operating properties included in component category	37	100	N/A	16	153

(1)   Includes 33 acquired properties and four newly-constructed properties.

(2)   Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.  Also includes changes associated with 16 operating properties that were contributed into an unconsolidated joint venture on September 29, 2005.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

For the nine month periods, the decrease in rental revenue for the Same-Office Properties includes a decrease of $6.3 million in net revenue from the early termination of leases, which included $6.8 million attributable to three properties.  To explain further, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.  Rental revenue excluding net revenue from the early termination of leases for the Same-Office Properties increased $3.3 million, or 3%, for the nine month periods, $2.4 million of which was attributable to two properties.

For the three and nine month periods, the increase in tenant recoveries and other real estate operations revenue for the Same-Office Properties is attributable primarily to the increase in property operating expenses described below.

The increase in the Same-Office Properties’ property operating expenses for the three month periods included the following:

•      an increase of $899,000, or 29%, in utilities due primarily to (1) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and (2) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland; and

•      an increase of $336,000, or 54%, in heating and air conditioning repairs and maintenance, $205,000 of which pertained to one project that had increased service needs in the current period.

The increase in the Same-Office Properties’ property operating expenses for the nine month periods included the following:

•      an increase of $2.7 million, or 39%, in utilities due primarily to the reasons cited above for the three month periods; and

•      an increase of $585,000, or 53%, in snow removal expense due to greater snow and ice precipitation in the current period.

Income from service operations

The table below sets forth changes in revenues and expenses from our service operations (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Nine Month Periods
	Ended September 30, 2005 and 2004			Ended September 30, 2005 and 2004
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$21,710	$608	$22,318	$43,513	$644	$44,157
Expenses	21,590	758	22,348	42,913	1,059	43,972
Income from service operations	$120	$(150)	$(30)	$600	$(415)	$185

The increase in construction contract revenue and expenses was attributable primarily to a large volume of activity for certain existing contracts during the 2005 periods.  One contract represented approximately 64% of our construction contract revenue in the current three month period and two contracts represented approximately 56% of our construction contract revenue in the current nine month period.  Approximately 70% of our construction contract revenue and 82% of our gross profit on construction contracts were derived from one client, the government of the United States of America.  Due to the fact that large concentrations of our construction contract revenue are derived from a small number of contracts, there is a high level of uncertainty over whether the improvement in revenue and income reflected above is a trend that will continue.

Depreciation and amortization

The $6.4 million increase in depreciation and other amortization expense for the three month periods includes a (1) $2.7 million increase associated with one property that had additional expense associated with a lease termination transaction in the current period and (2) $2.3 million increase attributable to the Property Additions.  For the nine month periods, $7.7 million of the increase is attributable to the Property Additions.

General and administrative expenses

The increase in general and administrative expenses for the three and nine month periods is attributable primarily to increased compensation expenses attributable primarily to (1) additional employee positions required to support our growth and (2) increased salary, bonus and restricted share vesting expenses for existing employees.  The increase in compensation expense for the nine month periods also includes a $250,000 bonus paid to Clay W. Hamlin, III, our former Chief Executive Officer, in connection with his retirement.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $3.8 million, or 33%, between the three month periods due primarily to a 39% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and construction activities, offset by a $1.4 million increase in interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity.  Our interest expense and amortization of deferred financing costs increased $9.7 million, or 29%, between the nine month periods due primarily to a 38% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and construction activities, offset by a $3.8 million increase in interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity.  For additional information regarding our mortgage and other loans payable, please refer to the sections entitled “Analysis of Indebtedness” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of September 30, 2005, we owned approximately 95% of the outstanding preferred units and approximately 81% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 included the following:

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

•      our issuance of 142,776 common units to a third party in April 2005; and

•      our issuance of 89,879 common units to a third party in July 2005.

Our income allocated to minority interest holders of preferred units increased due to our issuance of the Series I Preferred Units.  Our changes in income allocated to minority interest holders of common units included the following:

•      a decrease due to the decrease in the Operating Partnership’s income from continuing operations before minority interests for the reasons noted above; and

•      a decrease attributable to our increasing ownership of common units.

Income from discontinued operations, net of minority interests

Our income from discontinued operations increased due to the gain recognized on the sale of three properties in the New Jersey region on September 8, 2005.  Refer to Note 19 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Adjustments to net income to arrive at net income available to common shareholders

Preferred share dividends decreased due to the conversion of the Series D Preferred Shares and the redemption of the Series B Preferred Shares discussed above.

During the nine months ended September 30, 2004, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series B Preferred Shares.  We redeemed these shares in July 2004 for a redemption price of $31.3 million.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased for the three and nine months ended September 30, 2005 due to the effect of the increase in net income available to common shareholders in the current periods, offset somewhat by the higher number of shares outstanding during the current periods.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $17.3 million as of September 30, 2005, a 26% increase from the balance at December 31, 2004.  The balance of cash and cash equivalents that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain cash and cash equivalents at levels that we believe are sufficient to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $8.2 million, or 12%, when comparing the nine months ended September 30, 2005 and 2004; this increase is attributable in large part to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividend and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Nine Months Ended September 30, 2005

We acquired 13 office properties totaling 1.1 million square feet and nine parcels of land for $169.7 million.  These acquisitions were financed using the following:

•      $89.8 million in borrowing from our Revolving Credit Facility;

•      $64.5 million in borrowings from new and assumed mortgage loans;

•      $2.7 million from common units in the Operating Partnership issued; and

•      cash reserves for the balance.

During the nine months ended September 30, 2005, we placed into service a newly-constructed property totaling 103,683 square feet.  This property was 100% leased at September 30, 2005.  Costs incurred on the property through September 30, 2005 totaled $17.2 million, $1.9 million of which was incurred in 2005.  We financed the 2005 costs using borrowings under an existing construction loan facility.

At September 30, 2005, we had construction activities underway on nine office properties totaling 1.1 million square feet that were 51% pre-leased.  Costs incurred on these properties through September 30, 2005 totaled approximately $136.4 million, of which approximately $72.3 million was incurred during the nine months ended September 30, 2005.  We have construction loan facilities in place totaling $151.5 million to finance the construction of seven of these properties; borrowings under these facilities totaled $73.7 million at September 30, 2005, $59.9 million of which was borrowed during the nine months ended September 30, 2005.  The remaining costs incurred in 2005 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheets for the nine months ended September 30, 2005 (in thousands):

	For the Nine
	Months Ended
	September 30, 2005
Acquisitions	$162,615
Construction and development	86,408
Tenant improvements on operating properties	22,241	(1)
Capital improvements on operating properties	6,838
	$278,102

(1)   Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

During the nine months ended September 30, 2005, we sold four office properties and a land parcel for a total of $29.8 million.  The net proceeds from these sales after transaction costs totaled $29.3 million; these proceeds were used as follows:

•      $22.0 million to pay down our Revolving Credit Facility; and

•      the balance to fund cash reserves.

On September 29, 2005, we contributed our portfolio of properties in Harrisburg, Pennsylvania, consisting of 16 office properties, one unimproved land parcel and an option to acquire a land parcel, into a real estate joint venture at a value of $73.0 million.  In exchange for our contribution, we received $69.6 million in cash (after closing costs and operating prorations) and a 20% interest in Harrisburg Corporate Gateway Partners, L.P.  The cash proceeds were used primarily to pay down our Revolving Credit Facility.

During the nine months ended September 30, 2005, we borrowed $188.4 million under mortgages and other loans, excluding our Revolving Credit Facility; the proceeds from these borrowings were used as follows:

•      $64.5 million to finance acquisitions;

•      $62.3 million from construction loans to finance construction activities;

•      $31.0 million to pay down our Revolving Credit Facility; and

•      the balance to fund cash reserves, much of which was also used to finance construction activities.

On April 7, 2005, we entered into a forward starting swap at a fixed rate of 5.0244% on a notional amount of $73.4 million.  We obtained this swap to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We obtained this long-term financing in October 2005, as discussed below in the section entitled “Investing and Financing Activities Subsequent to September 30, 2005,” and cash settled the swap at that time for a payment of $603,000.  This payment represented the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settled the swap, plus accrued interest.

On September 28, 2005, we sold 2.3 million common shares to an underwriter at a net price of $32.76 per share.  We contributed the net proceeds totaling approximately $75.2 million to our Operating Partnership in exchange for 2.3 million common units.  The proceeds were used primarily to pay down our Revolving Credit Facility.

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

On June 24, 2005, we amended our existing Revolving Credit Facility.  Under the amendment, the maximum principal amount was increased from $300.0 million to $400.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  In addition, the scheduled maturity date was extended for one year to March 2008, with a one-year extension available, subject to certain conditions.  The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  Amounts available under this Revolving Credit Facility are generally computed based on 65% of the unencumbered asset pool value (increased from 60% prior to the amendment).  Based on the value of assets identified by the Company to support repayment of the Revolving Credit Facility, $397.3 million was available as of November 4, 2005, $174.3 million of which was unused.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of September 30, 2005, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $24.0 million, or 11%, when comparing the nine months ended September 30, 2005 and 2004.  This decrease included the following:

•      a $73.1 million increase in purchases of and additions to commercial real estate driven primarily by an increase in construction, pre-construction and tenant improvement activity; offset by

•      an increase of $98.1 million in proceeds from sales of properties and contributions of assets to an unconsolidated real estate joint venture; while we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur.

Our plans regarding future development and construction activities are discussed in greater detail below in the section entitled “Other Future Cash Requirements for Investing and Financing Activities.”

Our cash flow provided by financing activities decreased $26.0 million, or 18%, when comparing the nine months ended September 30, 2005 and 2004.  This decrease included the following:

•      $43.5 million, or 12%, decrease in repayments of mortgage and other loans payable; this decrease was attributable primarily to increased repayments of existing loans in the prior period, including our previous Revolving Credit Facility, using borrowings under our then new Revolving Credit Facility in March 2004;

•      $53.0 million, or 11%, decrease in proceeds from mortgage and other loans payable;

•      $43.3 million, or 36%, decrease in proceeds from common share issuances completed during the two periods being compared; and

•      $31.3 million decrease in the outlay of funds to redeem preferred shares, as was done in the nine months ending September 30, 2004.  We may use cash in the future to redeem outstanding series of preferred shares once they become redeemable; none of our preferred shares are redeemable before July 2006.

Off-Balance Sheet Arrangements

This section describes significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2004 Annual Report on Form 10-K.

As described above, during the nine months ended September 30, 2005, we acquired a 20% interest in Harrisburg Corporate Gateway Partners, L.P. in connection with a transaction involving our portfolio of properties in Harrisburg, Pennsylvania.  This joint venture enabled us to dispose of most of our investment in the properties and use the proceeds in future real estate opportunities that we believe will have greater prospects for growth.  We manage the joint venture’s property operations and any required construction projects and earn fees for these services.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005 (in thousands):

	For the Periods Ended December 31,
	2005	2006 to 2007	2008 to 2009	Thereafter	Total

Contractual obligations (1)(2)
Mortgage loans payable (3)	$49,207	$251,809	$497,511	$324,529	$1,123,056
Acquisitions of properties (4)	13,890	2,000	—	4,000	19,890
New construction and development contracts and obligations (5)(6)	26,638	—	—	—	26,638
Third-party construction and development contracts (6)(7)	32,219	—	—	—	32,219
Capital expenditures for operating properties (6)(8)	5,827	—	—	—	5,827
Operating leases (9)	258	1,069	286	4	1,617
Capital lease obligations (9)	4	3	—	—	7
Other purchase obligations (9)	306	2,073	1,855	4,752	8,986
Total contractual cash obligations	$128,349	$256,954	$499,652	$333,285	$1,218,240

(1)   The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20 thousand.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)   Not included in this section are amounts contingently payable by us.  See Note 20 to our Consolidated Financial Statements for further discussion of such amounts.

(3)   Represents principal maturities only and therefore excludes net premiums of $1.2 million.  Our loan maturities in 2005 include $44.4 million that we repaid in October 2005; the balance of the 2005 maturities represent scheduled principal amortization payments that we expect to pay using cash flow from operations.

(4)   Includes contractual obligations to acquire the following properties at September 30, 2005: (1) a 140,000 square foot office property in Herndon, Virginia; and (2) a property in Washington County, Maryland.  We expect to initially finance the balance of the 2005 acquisitions included above using primarily borrowings from our Revolving Credit Facility.  A $4.0 million final payment of the acquisition cost of the property in Washington County, Maryland included in the “Thereafter” column could be reduced by a range of $750,000 to the full $4.0 million; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.

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

As of September 30, 2005, we were under contract to sell a property owned by a consolidated real estate joint venture for $2.5 million; this property sale will take place upon our completion of construction of a new building on the property.  We expect to use most of the proceeds from this sale to pay down our Revolving Credit Facility.

Investing and Financing Activities Subsequent to September 30, 2005

On October 17, 2005, we obtained a $103.0 million interest-only loan bearing a fixed rate of 5.53% and maturing in October 2015.  We used the net proceeds to repay two mortgage loans totaling $16.0 million and the balance to pay down our Revolving Credit Facility.  In connection with this financing, we terminated our forward starting interest rate swap, as discussed above in the section entitled “Investing and Financing Activities During the Nine Months Ended September 30, 2005.”

On October 21, 2005, we purchased a 117,803 square foot office property located on a 21-acre land parcel in Frederick, Maryland for $17.0 million.  The land parcel can also support the future development of two office buildings totaling approximately 80,000 square feet.  We funded this acquisition using borrowings under our Revolving Credit Facility.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of September 30, 2005, we had construction activities underway on nine office properties totaling 1.1 million square feet that were 51% pre-leased.  We estimate remaining costs to be incurred will total approximately $64.3 million upon completion of these properties; we expect to incur these costs primarily in 2005 and 2006.  We have $77.8 million remaining to be borrowed under construction loan facilities totaling $151.5 million for seven of these properties.

As of September 30, 2005, we had pre-construction activities underway on three new office properties estimated to total 342,000 square feet.  We estimate that costs for these properties will total approximately $62.8 million.  As of September 30, 2005, costs incurred on these properties totaled $9.9 million and the balance is expected to be incurred from October 2005 through 2007.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As discussed previously, we acquired two office properties in San Antonio, Texas totaling 468,994 square feet in March 2005.  These buildings are undergoing redevelopment at an estimated cost of $7.5 million.  We expect to fund most of these costs using borrowings under the Revolving Credit Facility.

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

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and nine months ended September 30, 2005 and 2004 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$10,589	$9,750	$28,749	$27,586
Add: Real estate-related depreciation and amortization	17,848	11,700	47,440	37,746
Add: Depreciation and amortization on unconsolidated real estate entities	—	—	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(23)	(56)	(85)	(56)
Less: Gain on sales of real estate, excluding development portion (1)	(4,360)	(24)	(4,408)	(71)
Less: Issuance costs associated with redeemed preferred shares	—	(1,813)	—	(1,813)
FFO	24,054	19,557	71,696	63,498
Add: Minority interests-common units in the Operating Partnership	1,726	1,595	4,369	4,241
Less: Preferred share dividends	(3,653)	(3,784)	(10,961)	(12,675)
Basic FFO	22,127	17,368	65,104	55,064
Add: Convertible preferred share dividends	—	—	—	21
Diluted FFO	$22,127	$17,368	$65,104	$55,085

Weighted average common shares	36,913	33,797	36,721	32,124
Conversion of weighted average common units	8,758	8,690	8,707	8,773
Weighted average common shares/units - basic FFO	45,671	42,487	45,428	40,897
Assumed conversion of share options	1,667	1,655	1,595	1,680
Assumed conversion of weighted average convertible preferred shares	—	—	—	179
Weighted average common shares/units - diluted FFO	47,338	44,142	47,023	42,756

Diluted FFO per share	$0.47	$0.39	$1.38	$1.29

Numerator for diluted EPS	$6,936	$4,153	$17,788	$13,119
Add: Minority interests-common units in the Operating Partnership	1,726	1,595	4,369	4,241
Add: Real estate-related depreciation and amortization	17,848	11,700	47,440	37,746
Add: Depreciation and amortization on unconsolidated real estate entities	—	—	—	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(23)	(56)	(85)	(56)
Less: Gain on sales of real estate, excluding development portion (1)	(4,360)	(24)	(4,408)	(71)
Diluted FFO	$22,127	$17,368	$65,104	$55,085

Denominator for diluted EPS	38,580	35,452	38,316	33,983
Weighted average common units	8,758	8,690	8,707	8,773
Denominator for Diluted FFO per share	47,338	44,142	47,023	42,756

(1)   Gains from the sale of real estate that are attributable to sales of non-operating properties are included in FFO.  Gains from newly-developed or re-developed properties less accumulated depreciation, if any, required under GAAP are also included in FFO on the basis that development services are the primary revenue generating activity.  We believe that inclusion of these development gains is in compliance with the NAREIT definition of FFO, although others may interpret the definition differently.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2005, 63.2% of our mortgage and other loans payable balance carried fixed interest rates and 88.2% of our fixed-rate loans were scheduled to mature after 2006.  As of September 30, 2005, the percentage of variable-rate loans relative to total assets was 21.8%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at September 30, 2005 (dollars in thousands):

	For the Periods Ended December 31,
	2005	2006	2007 (1)	2008 (2)	2009	Thereafter	Total
Long term debt:
Fixed rate (3)	$4,854	$78,966	$86,156	$155,130	$60,946	$323,189	$709,241
Average interest rate	6.61%	6.57%	6.66%	6.66%	6.17%	5.84%	6.17%
Variable rate	$44,353	$5,026	$81,661	$280,095	$1,340	$1,340	$413,815
Average interest rate	5.04%	7.58%	5.26%	6.17%	9.25%	9.25%	6.87%

(1)   Includes maturities totaling $80.3 million that may be extended for a one-year period, subject to certain conditions.

(2)   Includes maturities totaling $272.5 million that may be extended for a one-year period, subject to certain conditions.

(3)   Represents principal maturities only and therefore excludes net premiums of $1.2 million.

The fair market value of our mortgage and other loans payable was approximately $1.1 billion at September 30, 2005.

The following table sets forth information pertaining to our derivative contract in place as of September 30, 2005 and its fair value (dollars in thousands):

Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at September 30, 2005
Forward starting swap	$73,400	5.0244%	7/15/2005	7/15/2015	$(1,516)

As discussed above in the section entitled “Investing and Financing Activities During the Nine Months Ended September 30, 2005,” we terminated this swap in October 2005.

Based on our variable-rate debt balances, our interest expense would have increased by $2.8 million during the nine months ended September 30, 2005 if interest rates were 1% higher.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   During the nine months ended September 30, 2005, 12,320 of the Operating Partnership’s common units were exchanged for 12,320 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

10.2

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

CORPORATE OFFICE PROPERTIES TRUST

Date: November 9, 2005	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer