Form 10-K
period 2005-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2006-03-16
CIK 860546

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.1 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2005; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant’s outstanding common shares of beneficial interest. At February 28, 2006, 40,015,815 of the registrant’s common shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2005 are incorporated by reference into Parts I and II of this report and portions of the proxy statement of the registrant for its 2006 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.                        Business

OUR COMPANY

General.   We are a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select markets. We have implemented a core customer expansion strategy built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants. Our strategy is to operate in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities. As of December 31, 2005, our investments in real estate included the following:

•       165 wholly owned operating office properties in Maryland, Virginia, Colorado, Texas, Pennsylvania and New Jersey containing 13.7 million rentable square feet that were 94.0% occupied;

•       14 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling approximately 52,000 square feet that was under redevelopment;

•       wholly owned land parcels totaling 311 acres that were located near certain of our operating properties and potentially developable into approximately 4.5 million square feet; and

•       partial ownership interests, primarily through joint ventures, in the following:

•        18 operating properties totaling approximately 885,000 square feet;

•        two office properties totaling approximately 611,000 square feet that were mostly under redevelopment; and

•        land parcels totaling 138 acres that were located near certain of our operating properties and potentially developable into approximately 1.0 million square feet.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner. The Operating Partnership owns real estate both directly and through subsidiaries. The Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the following entities that provide real estate services (collectively defined as the “Service Companies”): COPT Property Management Services, LLC (“CPM”)(formerly named Corporate Realty Management, LLC), COPT Development and Construction Services, LLC (“CDC”),Corporate Development Services, LLC (“CDS”) and Corporate Cooling and Controls, LLC (“CC&C”). CPM manages most of our properties and also provides corporate facilities management for select third parties. CDS and CDC provide construction and development services to us and to third parties. CC&C provides heating and air conditioning installation, maintenance, repair and controls services to us and to third parties.

Interests in our Operating Partnership are in the form of preferred and common units. As of December 31, 2005, we owned approximately 95% of the outstanding preferred units and approximately 82% of the outstanding common units in our Operating Partnership. The remaining preferred and common units in our Operating Partnership were owned by third parties, which included certain of our officers and Trustees.

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

The Securities and Exchange Commission (the “SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2005 Developments

During 2005, we:

•       experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities;

•       finished the period with occupancy for our wholly owned portfolio of properties at 94.0%;

•       acquired 38 office properties totaling 2.5 million square feet for $284.7 million, including properties representing our initial entry into the Colorado Springs, Colorado and San Antonio, Texas regions;

•       acquired 10 parcels of land totaling 312 acres, all of which are located near operating properties that we own, for $46.9 million;

•       placed into service 295,000 square feet in three newly-constructed properties;

•       had nine new properties under construction, three properties under redevelopment and six properties under development at December 31, 2005;

•       sold four office properties and a land parcel for a total of $29.8 million;

•       sold 80% of the ownership interest in our Harrisburg portfolio by contributing into a real estate joint venture;

•       increased the maximum principal under our primary revolving credit facility (the “Revolving Credit Facility”) from $300.0 million to $400.0 million, with a right to further increase the maximum principal in the future to $600.0 million;

•       borrowed $466.1 million under mortgages and other loans, excluding our Revolving Credit Facility; and

•       sold 2.3 million common shares to an underwriter for net proceeds totaling approximately $75.2 million.

Subsequent Events

Subsequent to December 31, 2005, the following events took place:

•       On January 1, 2006, we placed into service a newly-constructed property in the Baltimore/Washington Corridor totaling approximately 162,000 square feet.

•       On January 17, 2006, we acquired our partner’s 50% interest in a joint venture that had constructed a building in the Baltimore/Washington Corridor for $1.2 million using cash reserves. We then sold the property to a third party for $2.5 million and used the proceeds to fund the acquisition of the Colorado Springs property discussed below.

•       On January 19, 2006, we acquired an office property to be redeveloped that is located in Colorado Springs, Colorado totaling approximately 60,000 square feet for a contract price of $2.6 million. The acquisition also included land that we believe can accommodate 25,000 additional square feet. The acquisition was financed primarily using proceeds from the property sale discussed above.

•       On January 20, 2006, we acquired a 31-acre land parcel adjacent to properties that we own in San Antonio, Texas for a contract price of $7.2 million. We believe that the parcel can support the future development of approximately 375,000 square feet of office space. The acquisition was financed primarily using borrowings under our Revolving Credit Facility.

•       On February 6, 2006, we sold two properties that we own in the Baltimore/Washington Corridor totaling approximately 142,000 square feet for a contract price of $17.0 million. We used the proceeds from the sale to pay down our Revolving Credit Facility. In connection with this sale, we executed a $14.0 million letter of credit agreement with a lender to release these properties as collateral on an outstanding loan from the lender pending the substitution of two other properties as collateral, which is expected to be completed by mid-2006.

•       On February 10, 2006, we acquired a 50% interest in a joint venture owning a land parcel that is located adjacent to properties that we own in the Baltimore/Washington Corridor for $1.8 million using cash reserves. The joint venture is constructing an office property totaling approximately 43,000 square feet on the land parcel.

•       On February 28, 2006, we acquired a 6-acre land parcel that is located near properties we own in the Baltimore/Washington Corridor for a contract price of $2.1 million using cash reserves.

•       On March 8, 2006, we sold a property that we own in the Northern/Central New Jersey region totaling approximately 57,000 square feet for a contract price of $9.7 million. We used the proceeds from the sale to pay down our Revolving Credit Facility.

Corporate Objectives and Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. We seek to achieve these objectives through focusing on the ownership, management, leasing, acquisition and development of suburban office properties. Important elements of our strategy are set forth below:

Geographic Focus.   We focus our operations in select submarkets where we believe that we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs. The attributes we look for in selecting submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants, including our existing tenants; (4) potential for growth and stability in economic down cycles; and (5) future acquisition and development opportunities. When we select a submarket, our strategy generally involves establishing an initial presence by acquiring properties in that submarket and then increasing our ownership through future acquisitions and development. While most of our properties are located in the Greater Washington, D.C. region, we expect to pursue selective expansion opportunities outside of that region, typically to meet the anticipated needs of our existing and future tenants.

Office Park Focus.   We focus on owning and operating properties located in established suburban corporate office parks. We believe the suburban office park environment generally attracts longer-term tenants, high-quality tenants seeking to attract and retain quality work forces, because these parks are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

High Quality Tenant Focus.   We focus on tenants that are large, financially sound entities with significant long-term space requirements. To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years. We believe that this strategy enables us to establish long-term relationships with quality tenants and, coupled with our geographic and submarket focus, enhances our ability to become the landlord of choice in our targeted markets. Given the terms of our leases, we monitor the timing of our lease maturities with the goal being that such timing should not be highly concentrated in any given one-year or five-year period.

Defense Industry Focus.   A high concentration of our revenues is generated from tenants in the United States defense industry (comprised of the United States Government and defense contractors). This industry is particularly interested in a number of the submarkets where our properties are located and the types of properties and service that we are able to provide. We also believe that our experience and existing relationships in the industry position us well to continue and grow on this focus. We seek to reinforce and expand our relationships with these current and prospective tenants, while monitoring our levels of concentration from a business risk perspective.

Acquisition Strategies.   We generally pursue the acquisition of suburban office properties through a three-part acquisition strategy. This strategy includes targeting: (1) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (2) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (3) opportunistic acquisitions of individual properties in our existing regions. We typically seek to make acquisitions at attractive yields and below replacement cost. We also typically seek to increase cash flow and enhance the underlying value of each acquisition through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

Property Development Strategies.   We balance our acquisition program through selective development and expansion of suburban office properties as market conditions and leasing opportunities support favorable risk-adjusted returns. We pursue development opportunities principally in response to the needs of existing and prospective new tenants. We generally develop sites that are located near our existing properties. We believe that developing such sites enhances our ability to effectively meet tenant needs and efficiently provide critical tenant services.

Tenant Services.   We seek to capitalize on our geographic focus and critical mass of properties in our core regions by providing high level, comprehensive services to our tenants. We conduct most of our tenant services activities through our subsidiary service companies. We believe that providing quality services is an integral part of our goal to achieve consistently high levels of tenant satisfaction and retention.

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

Debt Strategy.   We primarily utilize property-level secured debt as opposed to corporate unsecured debt. We believe that the commercial secured debt market is generally a more stable market, providing us with greater access to capital on a more consistent basis and, generally, on more favorable terms than the unsecured debt market would provide. Additionally, we seek to utilize long-term, fixed-rate debt, which we believe enhances the stability of our cash flow. One aspect of how we manage our financing policy involves monitoring the relationship of certain measures of earnings to certain financing cost requirements; these relationships are known as coverage ratios. One coverage ratio on which our financing policy focuses is fixed charge coverage ratio (defined as various measures of results of operations divided by the sum of (1) interest expense on continuing and discontinued operations; (2) dividends on preferred shares; and (3) distributions on preferred units in our Operating Partnership not owned by us). Coverage ratios such as fixed charge coverage ratio are important to us in evaluating whether our operations are sufficient to satisfy the cash flow requirements of our loans and equity holders, including minority interest holders. Another aspect to our financing policy involves monitoring the relationship of our total variable-rate debt to both our total assets and total debt; this is important to us in limiting the amount of our debt that is subject to future increases in interest rates. We also closely monitor the timing of our debt maturities to ensure that the maximum maturities of debt in any year, both including and excluding our primary revolving credit facility, do not exceed a defined percentage of total assets.

Equity Strategy.   When conditions warrant, we issue common and preferred equity. We also seek to maximize the benefits of our Operating Partnership’s organizational structure by utilizing, where appropriate, the issuance of units in our Operating Partnership as an equity source to finance our property acquisition program. This strategy provides prospective property sellers the ability to defer taxable gains by receiving our partnership units in lieu of cash and reduces the need for us to access the equity and debt markets.

Mortgage Loans Payable

For information relating to future maturities of our mortgage loans payable, you should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to our Consolidated Financial Statements and notes thereto, which is located in a separate section at the end of this report beginning on page F-1.

Industry Segments

We operate in one primary industry: suburban office real estate. At December 31, 2005, our suburban office real estate operations had nine primary geographical segments, as set forth below:

•       Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel);

•       Northern Virginia (defined as Fairfax County, Virginia);

•       Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick);

•       St. Mary’s & King George Counties (located in Maryland and Virginia, respectively);

•       Suburban Baltimore Maryland;

•       Colorado Springs, Colorado;

•       San Antonio, Texas;

•       Northern Central New Jersey; and

•       Greater Philadelphia, Pennsylvania.

As of December 31, 2005, 120 of our properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 25 were located in neighboring Suburban Baltimore. In 2004, we implemented a core customer expansion strategy built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants; as a result of this strategy, 2005 marked our initial entry into the next two regions set forth above: Colorado Springs, Colorado and San Antonio, Texas. The last two regions set forth above are considered non-core to the Company. For information relating to these geographic segments, you should refer to Note 16 to our Consolidated Financial Statements, which is included in a separate section at the end of this report beginning on page F-1.

Employees

We employed 257 persons as of December 31, 2005. We believe that our relations with our employees are good.

Competition

The commercial real estate market is highly competitive. Numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

Item 1A.                Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including our Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, which are included in a separate section at the end of this report beginning on page F-1.

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

If our properties do not generate revenue sufficient to meeting our operating expenses and capital costs, we may have to borrow additional amounts to cover these costs. In such circumstances, we would likely have lower profits or possibly incur losses. We may also find in such circumstances that we are unable to borrow to cover such costs, in which case our operations could be adversely affected. Moreover, there may be less or no cash available for distributions to our shareholders.

In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

Adverse developments concerning some of our key tenants could have a negative impact on our revenue.   As of December 31, 2005, 20 tenants accounted for 55.9% of our portfolio annualized rental revenue, and five of these tenants accounted for 32.1% of the total annualized rental revenue of our wholly owned properties. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2005. Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2005	Percentage of Total Annualized Rental Revenue of Wholly Owned Properties	Number of Leases
	(in thousands)
United States of America	$39,589	15.2%	43
Booz Allen Hamilton, Inc.	13,052	5.0%	11
Northrop Grumman Corporation	11,755	4.5%	15
Computer Sciences Corporation(1)	10,701	4.1%	5
L-3 Communications Titan Corporation(1)	8,849	3.4%	5

(1)          Includes affiliated organizations and agencies and predecessor companies.

If any of our five largest tenants fail to make rental payments to us or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

As of December 31, 2005, the United States defense industry (comprising the United States Government and defense contractors) accounted for approximately 49.7% of the total annualized rental revenue of our wholly owned properties. Most of the 15.2% of our total annualized rental revenue that we derived from leases with agencies of the United States Government as of December 31, 2005 is included in the 49.7% of our total annualized revenue from the United States defense industry. We classify the revenue from our leases into industry groupings based solely on management’s knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s defense department, we classify the revenue we earn from the lease as United States defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

We have become increasingly reliant on defense industry tenants in recent years due primarily to: (1) increased activity in that industry following the events of September 11, 2001; (2) the strong presence of the industry in a number of our submarkets; and (3) our strategy to form strategic alliances with certain of our tenants in the industry. The percentage of our total annualized rental revenue derived from the defense industry could continue to increase. A reduction in government spending for defense could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

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

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, D.C. region and neighboring suburban Baltimore. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions.   Most of our properties are located in the Mid-Atlantic region of the United States and as of December 31, 2005, our properties located in the Greater Washington, D.C. region and neighboring Suburban Baltimore accounted for a combined 88.9% of our total annualized rental revenue from wholly owned properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms.   When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant leaves, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews. As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. Set forth below are the percentages of total annualized rental revenue from wholly owned properties as of December 31, 2005 that were subject to scheduled lease expirations in each of the next five years:

2006	9.3%
2007	12.9%
2008	11.9%
2009	16.3%
2010	13.7%

Most of the leases with our largest tenant, the United States Government, which account for 15.2% of our total annualized rental revenue in wholly owned properties at December 31, 2005, provide for consecutive one-year terms or provide for early termination rights. All of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights. We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

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

We may be unable to successfully execute our plans to acquire existing commercial real estate properties.   We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms and that such acquisitions will fail to perform as expected. Our failure to successfully execute acquisitions of existing real estate properties could adversely affect our financial performance and our ability to make distributions to our shareholders.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.   In 2005, we completed acquisitions of properties in regions where we did not previously own properties. Moreover, we expect to continue to pursue selective acquisitions of properties in new regions. These acquisitions may entail risks in addition to those we have faced in past acquisitions, such as the risk that we do not correctly anticipate conditions or trends in a new region, and are therefore not able to operate the acquired property profitably. If this occurred, it could adversely affect our financial performance and our ability to make distributions to our shareholders.

We may be unable to execute our plans to develop and construct additional properties.   Although the majority of our investments are in currently leased properties, we also develop, construct and renovate properties, including some that are not fully pre-leased. When we develop, construct and renovate properties, we assume the risk that actual costs will exceed our budgets, that we will experience delays and that projected leasing will not occur, any of which could adversely affect our financial performance and our ability to make distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

We may suffer economic harm as a result of the actions of our joint venture partners.   We invest in certain entities in which we are not the exclusive investor or principal decision maker. As of December 31, 2005, we owned 18 operating properties and three development/construction properties through joint ventures. We also continue to pursue new investments in real estate through joint ventures. Aside from our inability to unilaterally control the operations of joint ventures, our investments in joint ventures entail the additional risks that (i) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and

(ii) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage.   Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2006. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.   Our strategy is to operate with slightly higher debt levels than many other REITs. However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn. Most of our properties have been mortgaged to collateralize indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur. As of December 31,

2005, our total outstanding debt was $1.3 billion and our debt to total assets (defined as mortgage and other loans divided by total assets) was 63.3%.

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

As of December 31, 2005, approximately 32% of our total debt had variable interest rates. If short-term interest rates were to rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to our shareholders. We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and could result in the Company recognizing a loss and remitting a payment to unwind such agreements.

We must refinance our mortgage debt in the future. As of December 31, 2005, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount(1)
	(in thousands)
2006	$126,802	(2)
2007	150,094	(3)
2008	468,291	(4)
2009	62,492
2010	73,790

(1)          Represents principal maturities only and therefore excludes premiums and discounts.

(2)          Includes a loan maturity totaling $41.6 million that may be extended for two six-month periods, subject to certain conditions.

(3)          Includes maturities totaling $62.4 million that may be extended for a one-year period, subject to certain conditions.

(4)          Includes maturities totaling $311.6 million that may be extended for a one-year period, subject to certain conditions.

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

The Maryland business statutes also impose potential restrictions on a change of control of our company.   Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Resolutions adopted by our Board of Trustees and/or provisions of our bylaws exempt us from such laws, but our Board of Trustees can alter its resolutions or change our bylaws at any time to make these provisions applicable to us.

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

We have certain distribution requirements that reduce cash available for other business purposes.   As a REIT, we must distribute at least 90% of our annual taxable income (excluding capital gains), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds to meet the 90% distribution requirement. We may become subject to tax liabilities that adversely affect our operating cash flow and available cash for distribution to shareholders.

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

The average daily trading volume of our common shares during the year ended December 31, 2005 was approximately 153,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant. As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

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

Certain of our officers and Trustees have potential conflicts of interest.   Certain of our officers and members of our Board of Trustees own partnership units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders. For example, if our Operating Partnership sells or refinances certain of the properties that these officers or Trustees contributed to the Operating Partnership, the officers or Trustees could suffer adverse tax consequences. Their personal interests could conflict with our interests if such a sale or refinancing would be advantageous to us. We have certain policies in place that are designed to minimize conflicts of interest. We cannot, however, assure you that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.   Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our trustees, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified trustees and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 1B.             Unresolved Staff Comments

None

Item 2.   Properties

The following table provides certain information about our wholly owned office properties as of December 31, 2005:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Baltimore/Washington Corridor:(4)
2730 Hercules Road Annapolis Junction, MD	BWI Airport	1990	240,336	100.0%	$5,542,023	$23.06
2720 Technology Drive Annapolis Junction, MD	BWI Airport	2004	156,730	100.0%	6,627,710	42.29
2711 Technology Drive Annapolis Junction, MD	BWI Airport	2002	152,000	100.0%	4,015,288	26.42
318 Sentinel Drive Annapolis Junction, MD	BWI Airport	2005	125,681	100.0%	3,016,344	24.00
140 National Business Parkway Annapolis Junction, MD	BWI Airport	2003	119,904	100.0%	4,767,880	39.76
132 National Business Parkway Annapolis Junction, MD	BWI Airport	2000	118,456	100.0%	3,046,832	25.72
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	118,093	100.0%	3,125,772	26.47
2701 Technology Drive Annapolis Junction, MD	BWI Airport	2001	117,450	100.0%	3,251,467	27.68
1306 Concourse Drive Linthicum, MD	BWI Airport	1990	114,046	90.5%	2,274,762	22.05
870-880 Elkridge Landing Road Linthicum, MD	BWI Airport	1981	105,151	100.0%	2,130,810	20.26
2691 Technology Drive Annapolis Junction, MD	BWI Airport	2005	103,683	100.0%	2,592,075	25.00
1304 Concourse Drive Linthicum, MD	BWI Airport	2002	101,710	83.0%	2,219,661	26.30
900 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	97,261	100.0%	2,140,234	22.01
1199 Winterson Road Linthicum, MD	BWI Airport	1988	96,636	100.0%	2,066,568	21.39
920 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	96,566	100.0%	1,570,396	16.26
134 National Business Parkway Annapolis Junction, MD	BWI Airport	1999	93,482	100.0%	2,263,320	24.21
133 National Business Parkway Annapolis Junction, MD	BWI Airport	1997	88,741	100.0%	2,049,996	23.10
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	87,655	100.0%	2,283,327	26.05
141 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	87,404	100.0%	2,017,901	23.09
1302 Concourse Drive Linthicum, MD	BWI Airport	1996	84,505	92.5%	1,825,562	23.36
7467 Ridge Road Hanover, MD	BWI Airport	1990	74,326	100.0%	1,587,255	21.36

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7240 Parkway Drive Hanover, MD	BWI Airport	1985	73,972	83.4%	1,327,992	21.52
881 Elkridge Landing Road Linthicum, MD	BWI Airport	1986	73,572	100.0%	1,202,766	16.35
1099 Winterson Road Linthicum, MD	BWI Airport	1988	71,076	92.5%	1,325,540	20.15
131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	69,039	100.0%	1,768,831	25.62
1190 Winterson Road Linthicum, MD	BWI Airport	1987	69,024	97.7%	1,630,818	24.19
849 International Drive Linthicum, MD	BWI Airport	1988	68,865	92.0%	1,499,476	23.67
911 Elkridge Landing Road Linthicum, MD	BWI Airport	1985	68,296	100.0%	1,365,237	19.99
1201 Winterson Road Linthicum, MD	BWI Airport	1985	67,903	100.0%	937,732	13.81
999 Corporate Boulevard Linthicum, MD	BWI Airport	2000	67,455	100.0%	1,728,579	25.63
7318 Parkway Drive Hanover, MD	BWI Airport	1984	59,204	100.0%	769,291	12.99
891 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	58,454	97.4%	998,007	17.54
7320 Parkway Drive Hanover, MD	BWI Airport	1983	58,453	100.0%	868,564	14.86
901 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	57,593	100.0%	1,130,234	19.62
930 International Drive Linthicum, MD	BWI Airport	1986	57,409	40.5%	363,648	15.63
800 International Drive Linthicum, MD	BWI Airport	1988	57,379	100.0%	1,032,086	17.99
900 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0%	825,025	14.44
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,175	100.0%	1,079,990	19.94
939 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	53,031	92.3%	1,017,267	20.77
938 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	52,988	100.0%	992,023	18.72
1340 Ashton Road Hanover, MD	BWI Airport	1989	46,400	100.0%	936,842	20.19
7321 Parkway Drive Hanover, MD	BWI Airport	1984	39,822	100.0%	705,036	17.70
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	36.7%	270,457	19.61
1331 Ashton Road Hanover, MD	BWI Airport	1989	29,936	100.0%	511,977	17.10
1350 Dorsey Road Hanover, MD	BWI Airport	1989	19,992	73.6%	275,753	18.75

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
1344 Ashton Road Hanover, MD	BWI Airport	1989	17,061	100.0%	426,716	25.01
1341 Ashton Road Hanover, MD	BWI Airport	1989	15,841	70.8%	191,693	17.09
1343 Ashton Road Hanover, MD	BWI Airport	1989	9,962	100.0%	191,430	19.22
114 National Business Parkway Annapolis Junction, MD	BWI Airport	2002	9,908	100.0%	193,292	19.51
1348 Ashton Road Hanover, MD	BWI Airport	1988	3,108	100.0%	67,512	21.72
7200 Riverwood Drive Columbia, MD	Howard County Perimeter	1986	160,000	100.0%	3,252,327	20.33
9140 Rt. 108 Columbia, MD	Howard County Perimeter	1974/1985	150,000	100.0%	4,336,500	28.91
7000 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	145,806	100.0%	1,334,125	9.15
6731 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2002	123,760	100.0%	3,320,674	26.83
6940 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	108,909	95.1%	2,191,058	21.16
6950 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1998	107,778	100.0%	2,261,300	20.98
7067 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2001	82,953	100.0%	1,882,051	22.69
6750 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	78,460	92.9%	1,806,960	24.80
6700 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	74,859	87.0%	1,502,990	23.09
8621 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2005	65,700	100.0%	1,171,176	17.83
6740 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1992	61,957	100.0%	1,686,370	27.22
7015 Albert Einstein Drive Columbia, MD	Howard County Perimeter	1999	61,203	100.0%	874,756	14.29
8671 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	56,350	100.0%	993,328	17.63
6716 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1990	52,002	100.0%	1,234,724	23.74
8661 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	49,307	90.4%	720,573	16.17
7130 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1989	46,840	100.0%	776,780	16.58
7142 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1994	45,951	100.0%	620,035	13.49
9140 Guilford Road Columbia, MD	Howard County Perimeter	1983	41,704	86.4%	585,838	16.27
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	39,203	100.0%	784,060	20.00

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7065 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	38,560	100.0%	713,692	18.51
7138 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	38,225	100.0%	577,538	15.11
7063 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	36,936	100.0%	841,637	22.79
9160 Guilford Road Columbia, MD	Howard County Perimeter	1984	36,528	0.0%	—	—
6760 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1991	36,440	92.3%	704,993	20.97
7150 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1991	35,812	56.8%	306,710	15.08
7061 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	29,604	100.0%	778,611	26.30
6724 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	28,420	85.6%	583,475	23.99
7175 Riverwood Drive Columbia, MD	Howard County Perimeter	1996	26,500	100.0%	144,000	5.43
7134 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	21,991	100.0%	345,243	15.70
9150 Guilford Drive Columbia, MD	Howard County Perimeter	1984	18,592	100.0%	322,164	17.33
9130 Guilford Drive Columbia, MD	Howard County Perimeter	1984	13,700	100.0%	234,241	17.10
2500 Riva Road Annapolis, MD	Annapolis	2000/2001	155,000	100.0%	1,935,000	12.48
Subtotal/Weighted Average			5,873,489	96.2%	124,871,926	22.10
Northern Virginia:
15000 Conference Center Drive Chantilly, VA	Dulles South	1989	470,406	98.3%	10,196,884	22.05
15059 Conference Center Drive Chantilly, VA	Dulles South	2000	145,192	100.0%	3,978,141	27.40
15049 Conference Center Drive Chantilly, VA	Dulles South	1997	145,053	100.0%	3,918,427	27.01
14900 Conference Center Drive Chantilly, VA	Dulles South	1999	127,115	99.8%	3,309,624	26.09
14280 Park Meadow Drive Chantilly, VA	Dulles South	1999	114,126	100.0%	2,889,414	25.32
4851 Stonecroft Boulevard Chantilly, VA	Dulles South	2004	88,094	100.0%	2,224,174	25.25
14850 Conference Center Drive Chantilly, VA	Dulles South	2000	69,711	100.0%	2,052,108	29.44
14840 Conference Center Drive Chantilly, VA	Dulles South	2000	69,710	100.0%	1,790,375	25.68
13200 Woodland Park Drive Herndon, VA	Herndon	2002	404,665	100.0%	10,894,889	26.92

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
13454 Sunrise Valley Road Herndon, VA	Herndon	1998	113,093	96.6%	2,341,074	21.43
13450 Sunrise Valley Road Herndon, VA	Herndon	1998	53,728	0.0%	—	—
1751 Pinnacle Drive McLean, VA	Tysons Corner	1989/1995	260,469	94.8%	7,099,185	28.76
1753 Pinnacle Drive McLean, VA	Tysons Corner	1976/2004	181,637	98.8%	5,384,662	30.00
Subtotal/Weighted Average			2,242,999	96.4%	56,078,957	25.95
Suburban Baltimore:
11311 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1984/1994	211,931	87.2%	4,468,332	24.19
10150 York Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1985	176,689	77.8%	2,427,661	17.66
9690 Deereco Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1988	134,175	82.5%	2,682,935	24.24
200 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1987	128,658	72.1%	2,231,381	24.07
375 W. Padonia Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1986	110,328	99.6%	1,747,282	15.89
230 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1981	107,348	68.6%	1,172,587	15.92
226 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1980	98,640	79.5%	1,689,899	21.54
201 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1982	78,634	75.2%	1,382,870	23.40
11011 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1974	55,249	100.0%	953,215	17.25
11101 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1976	24,232	88.4%	361,738	16.89
1615 - 1629 Thames Street Baltimore, MD	Baltimore City	1989	104,203	95.7%	2,190,301	21.97
7210 Ambassador Road Woodlawn, MD	Baltimore County Westside	1972	83,435	100.0%	857,444	10.28
7152 Windsor Boulevard Woodlawn, MD	Baltimore County Westside	1986	57,855	100.0%	739,973	12.79
21 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981/1995	56,063	85.9%	772,231	16.03
7125 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	50,906	90.1%	814,045	17.75
7253 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	38,930	100.0%	454,722	11.68
7104 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	29,457	100.0%	515,028	17.48
17 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981	14,701	78.6%	209,637	18.13

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
15 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981	14,568	100.0%	208,125	14.29
7127 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	11,144	77.7%	162,772	18.80
7129 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	10,945	0.0%	—	—
7108 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	9,018	47.1%	79,395	18.71
7102 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,879	100.0%	146,415	16.49
7106 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,820	52.9%	72,214	15.49
7131 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	7,453	51.0%	62,298	16.41
Subtotal/Weighted Average			1,632,261	84.7%	26,402,500	19.09
Suburban Maryland:(5)
11800 Tech Road Silver Spring, MD	North Silver Spring	1969/1989	235,954	95.5%	3,753,056	16.66
400 Professional Drive Gaithersburg, MD	Gaithersburg	2000	129,030	92.4%	3,395,004	28.49
110 Thomas Johnson Drive Frederick, MD	Frederick	1987/1999	117,803	58.0%	1,654,868	24.20
15 West Gude Drive Rockville, MD	Rockville	1986	113,114	41.3%	986,584	21.10
45 West Gude Drive Rockville, MD	Rockville	1987	108,588	100.0%	1,628,820	15.00
14502 Greenview Drive Laurel, MD	Laurel	1988	72,449	75.2%	1,026,437	18.85
14504 Greenview Drive Laurel, MD	Laurel	1985	69,334	76.3%	1,041,402	19.69
Subtotal/Weighted Average			846,272	79.8%	13,486,171	19.96
St. Mary’s & King George Counties:
22309 Exploration Drive Lexington Park, MD	St. Mary’s County	1984/1997	98,860	100.0%	1,365,267	13.81
46579 Expedition Drive Lexington Park, MD	St. Mary’s County	2002	61,156	94.0%	1,105,029	19.23
22289 Exploration Drive Lexington Park, MD	St. Mary’s County	2000	61,059	100.0%	1,227,463	20.10
44425 Pecan Court California, MD	St. Mary’s County	1997	59,055	84.9%	960,954	19.16
22299 Exploration Drive Lexington Park, MD	St. Mary’s County	1998	58,231	100.0%	1,244,216	21.37
44408 Pecan Court California, MD	St. Mary’s County	1986	50,532	100.0%	551,958	10.92
23535 Cottonwood Parkway California, MD	St. Mary’s County	1984	46,656	100.0%	497,077	10.65

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
22300 Exploration Drive Lexington Park, MD	St. Mary’s County	1997	44,830	100.0%	657,640	14.67
44417 Pecan Court California, MD	St. Mary’s County	1989	29,053	100.0%	278,900	9.60
44414 Pecan Court California, MD	St. Mary’s County	1986	25,444	100.0%	229,576	9.02
44420 Pecan Court California, MD	St. Mary’s County	1989	25,200	100.0%	143,412	5.69
46591 Expedition Drive Lexington Park, MD	St. Mary’s County	2005	7,171	100.0%	131,369	18.32
16480 Commerce Drive Dahlgren, VA	King George County	2000	70,728	100.0%	1,029,240	14.55
16541 Commerce Drive King George, VA	King George County	1996	36,053	100.0%	462,105	12.82
16539 Commerce Drive King George, VA	King George County	1990	32,076	100.0%	464,427	14.48
16442 Commerce Drive Dahlgren, VA	King George County	2002	25,518	100.0%	449,314	17.61
16501 Commerce Drive Dahlgren, VA	King George County	2002	22,860	0.0%	—	—
16543 Commerce Drive Dahlgren, VA	King George County	2002	17,370	100.0%	365,803	21.06
Subtotal/Weighted Average			771,852	95.4%	11,163,750	15.16
Blue Bell/Philadelphia:
753 Jolly Road Blue Bell, PA	Blue Bell	1960/ 1992-94	419,472	100.0%	4,026,333	9.60
785 Jolly Road Blue Bell, PA	Blue Bell	1970/1996	219,065	100.0%	2,418,660	11.04
760 Jolly Road Blue Bell, PA	Blue Bell	1974/1994	208,854	100.0%	2,948,979	14.12
751 Jolly Road Blue Bell, PA	Blue Bell	1966/1991	112,958	100.0%	1,084,236	9.60
Subtotal/Weighted Average			960,349	100.0%	10,478,208	10.91
Northern/Central New Jersey:
431 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1958/1998	171,200	100.0%	1,495,200	8.73
429 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1966/1996	142,385	100.0%	3,222,710	22.63
68 Culver Road Dayton, NJ	Exit 8A—Cranbury	2000	57,280	100.0%	1,378,210	24.06
47 Commerce Cranbury, NJ	Exit 8A—Cranbury	1992/1998	41,398	100.0%	561,221	13.56
437 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1962/1996	30,000	100.0%	656,040	21.87
7 Centre Drive Monroe Township, NJ	Exit 8A—Cranbury	1986	19,468	76.6%	382,331	25.63

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
8 Centre Drive Monroe Township, NJ	Exit 8A—Cranbury	1989	16,199	100.0%	359,108	22.17
2 Centre Drive Monroe Township, NJ	Exit 8A—Cranbury	1989	16,132	100.0%	461,718	28.62
710 Rt. 46 Fairfield, NJ	Wayne	1985	101,263	83.3%	1,711,273	20.28
Subtotal/Weighted Average			595,325	96.4%	10,227,811	17.82
Colorado Springs:
985 Space Center Drive Colorado Springs, CO	Colorado Springs East	1989	102,717	91.0%	1,872,669	20.03
1670 North Newport Road Colorado Springs, CO	Colorado Springs East	1986-1987	67,500	100.0%	1,290,509	19.12
9950 Federal Drive Colorado Springs, CO	Colorado Springs East	2001	66,222	53.8%	175,921	4.94
9960 Federal Drive Colorado Springs, CO	Colorado Springs East	2001	46,948	89.2%	666,931	15.93
980 Technology Court Colorado Springs, CO	Colorado Springs East	1995	33,190	100.0%	529,380	15.95
Subtotal/Weighted Average			316,577	85.8%	4,535,410	16.70
San Antonio, Texas:
8611 Military Drive San Antonio, TX	San Antonio	1982/1985	468,994	100.0%	3,991,430	8.51
Subtotal/Weighted Average			468,994	100.0%	3,991,430	8.51
Total/Weighted Average			13,708,118	94.0%	$261,236,163	$20.28

(1)             This percentage is based upon all signed leases and tenants’ occupancy as of December 31, 2005.

(2)             Total annualized rental revenue is the monthly contractual base rent as of December 31, 2005 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)             This annualized rental revenue per occupied square foot is the property’s total annualized rental revenue divided by that property’s occupied square feet as of December 31, 2005.

(4)             The Baltimore/Washington Corridor encompasses mostly Anne Arundel and Howard Counties.

(5)             The Suburban Maryland region encompasses mostly Montgomery, Prince George’s and Frederick Counties.

The following table provides certain information about our office properties owned through joint ventures as of December 31, 2005:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)	Ownership Interest at 12/31/2005
Greater Harrisburg:
2605 Interstate Drive Harrisburg, PA	East Shore	1990	79,456	100.0%	$1,416,929	$17.83	20.0%
6345 Flank Drive Harrisburg, PA	East Shore	1989	69,443	75.1%	738,455	14.16	20.0%
6340 Flank Drive Harrisburg, PA	East Shore	1988	68,200	100.0%	766,508	11.24	20.0%

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Total Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)	Ownership Interest at 12/31/2005
2601 Market Place Harrisburg, PA	East Shore	1989	65,411	90.5%	1,190,049	20.11	20.0%
6400 Flank Drive Harrisburg, PA	East Shore	1992	52,439	83.2%	574,679	13.17	20.0%
6360 Flank Drive Harrisburg, PA	East Shore	1988	46,500	81.2%	471,121	12.48	20.0%
6385 Flank Drive Harrisburg, PA	East Shore	1995	32,921	17.8%	91,069	15.54	20.0%
6380 Flank Drive Harrisburg, PA	East Shore	1991	32,668	100.0%	424,386	12.99	20.0%
6405 Flank Drive Harrisburg, PA	East Shore	1991	32,000	100.0%	363,532	11.36	20.0%
95 Shannon Road Harrisburg, PA	East Shore	1999	21,976	100.0%	371,284	16.89	20.0%
75 Shannon Road Harrisburg, PA	East Shore	1999	20,887	100.0%	392,466	18.79	20.0%
6375 Flank Drive Harrisburg, PA	East Shore	2000	19,783	100.0%	320,822	16.22	20.0%
85 Shannon Road Harrisburg, PA	East Shore	1999	12,863	100.0%	217,320	16.89	20.0%
5035 Ritter Road Mechanicsburg, PA	West Shore	1988	56,556	100.0%	835,044	14.76	20.0%
5070 Ritter Road—Building A Mechanicsburg, PA	West Shore	1989	32,309	89.6%	433,531	14.97	20.0%
5070 Ritter Road—Building B Mechanicsburg, PA	West Shore	1989	28,347	100.0%	396,879	14.00	20.0%
Subtotal/Weighted Average			671,759	89.4%	9,004,074	15.00
Northern/Central New Jersey:
695 Rt. 46 Fairfield, NJ	Wayne	1990	157,394	80.9%	3,087,322	24.25	20.0%
Subtotal/Weighted Average			157,394	80.9%	3,087,322	24.25
Northern Virginia:
2900 Towerview Road Herndon, VA	Route 28 South	1982	78,171	100.0%	740,964	9.48	92.5%
Subtotal/Weighted Average			78,171	100.0%	740,964	9.48
Suburban Maryland: (4)
4230 Forbes Boulevard Prince Georges, MD	Lanham	2003	55,866	47.9%	430,739	16.08	50.0%
Subtotal/Weighted Average			55,866	47.9%	430,739	16.08
Total/Weighted Average			963,190	86.4%	$13,263,099	$15.93

(1)             This percentage is based upon all signed leases and tenants’ occupancy as of December 31, 2005.

(2)             Total annualized rental revenue is the monthly contractual base rent as of December 31, 2005 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)             This annualized rental revenue per occupied square foot is the property’s total annualized rental revenue divided by that property’s occupied square feet as of December 31, 2005.

(4)             The Suburban Maryland region encompasses mostly Montgomery, Prince George’s and Frederick Counties.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place for our wholly owned properties as of December 31, 2005, assuming that none of the tenants exercise renewal options:

				Total	Percentage	Annualized
				Annualized	of Total	Rental
		Square		Rental	Annualized	Revenue of
Year of	Number	Footage	Percentage of	Revenue of	Rental	Expiring Leases
Lease	of Leases	of Leases	Total Occupied	Expiring	Revenue	per Occupied
Expiration(1)	Expiring	Expiring	Square Feet	Leases(2)	Expiring(2)	Square Foot
				(in thousands)
2006	101	1,192,211	9.3%	$24,381	9.3%	$20.45
2007	107	1,607,275	12.5%	33,731	12.9%	20.99
2008	118	1,497,936	11.6%	31,136	11.9%	20.79
2009	117	2,535,222	19.7%	42,612	16.3%	16.81
2010	94	1,643,300	12.8%	35,857	13.7%	21.82
2011	40	678,802	5.3%	12,439	4.8%	18.33
2012	22	782,851	6.1%	17,040	6.5%	21.77
2013	11	492,790	3.8%	12,827	4.9%	26.03
2014	11	596,809	4.6%	18,170	7.0%	30.45
2015	25	881,234	6.8%	18,678	7.2%	21.20
2016	1	28,008	0.2%	798	0.3%	28.50
2017	1	65,700	0.5%	1,171	0.4%	17.83
2018	3	328,944	2.5%	7,204	2.8%	21.90
2019	—	—	0.0%	—	0.0%	0.00
2020	—	—	0.0%	—	0.0%	0.00
2021	1	46,748	0.4%	987	0.4%	21.10
2022	—	—	0.0%	—	0.0%	0.00
2023	—	—	0.0%	—	0.0%	0.00
2024	—	—	0.0%	—	0.0%	0.00
2025	2	468,994	3.6%	3,992	1.5%	8.51
Other(3)	10	35,265	0.3%	213	0.1%	6.05
Total/ Weighted Average	664	12,882,089	100.0%	$261,236	100.0%	$20.28

(1)          Most of our leases with the United States Government provide for consecutive one-year terms or provide for early termination rights. All of the leasing statistics set forth above assumed that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights. We reported the statistics in this manner because we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

(2)          Total annualized rental revenue is the monthly contractual base rent as of December 31, 2005 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

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

We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared.

	Price Range		Dividends
2004	Low	High	Per Share
First Quarter	$20.28	$25.05	$0.235
Second Quarter	$19.00	$25.10	$0.235
Third Quarter	$24.09	$26.91	$0.255
Fourth Quarter	$25.70	$29.37	$0.255

	Price Range		Dividends
2005	Low	High	Per Share
First Quarter	$25.14	$29.30	$0.255
Second Quarter	$25.39	$29.78	$0.255
Third Quarter	$29.27	$35.68	$0.280
Fourth Quarter	$32.50	$37.15	$0.280

The number of holders of record of our common shares was 371 as of December 31, 2005. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

We will pay future dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends in the future will be dependent upon (i) the income and cash flow generated from our operations; (ii) cash generated or used by our financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2005, 241,255 of the Operating Partnership’s common units were exchanged for 241,255 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.                        Selected Financial Data

The following table sets forth summary financial data as of and for each of the years ended December 31, 2001 through 2005. The table illustrates the significant growth our Company experienced over the periods reported. Most of this growth, particularly pertaining to revenues, operating income and total assets, was attributable to our addition of properties through acquisition and development activities. We financed most of the acquisition and development activities by incurring debt and issuing preferred and common equity, as indicated by the growth in our interest expense, preferred share dividends and weighted average common shares outstanding. The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio. Since this information is only a summary, you should refer to our Consolidated Financial Statements and notes thereto and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(Dollar and share information in thousands, except ratios and per share data)

	2005	2004	2003	2002	2001
Revenues
Revenues from real estate operations(1)	$249,911	$211,299	$171,147	$146,886	$118,146
Construction contract and other service operations revenues	79,234	28,903	31,740	4,704	4,901
Total revenues	329,145	240,202	202,887	151,590	123,047
Expenses
Property operating(1)	75,258	61,738	50,453	42,753	34,260
Depreciation and other amortization associated with real estate operations(1)	63,063	51,180	36,479	30,201	19,745
Construction contract and other service operations expenses	77,287	26,996	30,933	5,008	5,391
General and administrative expenses	13,534	10,938	7,893	6,697	5,289
Total operating expenses	229,142	150,852	125,758	84,659	64,685
Operating income	100,003	89,350	77,129	66,931	58,362
Interest expense and amortization of deferred financing costs(1)	(58,895)	(46,031)	(43,134)	(40,788)	(33,610)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	41,108	43,319	33,995	26,143	24,752
Equity in loss of unconsolidated entities	(88)	(88)	(98)	(402)	(84)
Income tax (expense) benefit	(668)	(795)	169	347	409
Income from continuing operations before minority interests	40,352	42,436	34,066	26,088	25,077
Minority interests in income from continuing operations(1)	(5,444)	(5,739)	(6,443)	(6,413)	(7,678)
Income from continuing operations	34,908	36,697	27,623	19,675	17,399
Income from discontinued operations, net of minority interests(1)(2)	3,855	448	2,918	1,850	1,622
Gain (loss) on sales of real estate, net(1)(3)	268	(113)	336	1,776	1,075
Cumulative effect of accounting change, net of minority interests(4)	—	—	—	—	(174)
Net income	39,031	37,032	30,877	23,301	19,922
Preferred share dividends	(14,615)	(16,329)	(12,003)	(10,134)	(6,857)
Repurchase of preferred units in excess of recorded book value(5)	—	—	(11,224)	—	—
Issuance costs associated with redeemed preferred shares(6)	—	(1,813)	—	—	—
Net income available to common shareholders	$24,416	$18,890	$7,650	$13,167	$13,065
Basic earnings per common share
Income before discontinued operations and cumulative effect of accounting change	$0.55	$0.56	$0.18	$0.50	$0.58
Net income available to common shareholders	$0.65	$0.57	$0.29	$0.59	$0.65
Diluted earnings per common share
Income before discontinued operations and cumulative effect of accounting change	$0.53	$0.53	$0.17	$0.48	$0.56
Net income available to common shareholders	$0.63	$0.54	$0.27	$0.56	$0.63
Weighted average common shares outstanding—basic	37,371	33,173	26,659	22,472	20,099
Weighted average common shares outstanding—diluted	38,997	34,982	28,021	24,547	21,623

	2005	2004	2003	2002	2001
Balance Sheet Data (as of year end):
Investment in real estate	$1,887,867	$1,544,501	$1,189,258	$1,042,955	$923,700
Total assets	$2,130,376	$1,732,026	$1,332,076	$1,138,721	$994,896
Mortgage and other loans payable	$1,348,351	$1,022,688	$738,698	$705,056	$573,327
Total liabilities	$1,442,036	$1,111,224	$801,899	$749,338	$626,193
Minority interests	$105,827	$98,878	$79,796	$100,886	$104,782
Shareholders’ equity	$582,513	$521,924	$450,381	$288,497	$263,921
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$95,944	$84,494	$67,783	$62,242	$50,875
Investing activities	$(419,093)	$(263,792)	$(172,949)	$(128,571)	$(155,741)
Financing activities	$320,112	$183,638	$108,656	$65,680	$106,525
Numerator for diluted EPS	$24,416	$18,911	$7,650	$13,711	$13,573
Diluted funds from operations(7)	$88,801	$76,248	$61,268	$52,854	$43,001
Diluted funds from operations per share(7)	$1.86	$1.74	$1.56	$1.44	$1.28
Cash dividends declared per common share	$1.07	$0.98	$0.91	$0.86	$0.82
Property Data (as of year end):
Number of properties owned(1)(8)	165	143	118	110	96
Total rentable square feet owned (in thousands)(1)(8)	13,708	11,765	9,876	8,942	7,666

(1)             Certain prior period amounts have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)             Reflects income derived from one operating real estate property that we sold in 2003 and three operating real estate properties that we sold in 2005 (see Note 18 to our Consolidated Financial Statements).

(3)             Reflects gain (loss) from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)             Reflects loss recognized upon our adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(5)             Reflects a decrease to net income available to common shareholders representing the excess of the repurchase price of the Series C Preferred Units in our Operating Partnership over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

(6)             Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs of the Series B Preferred Shares of beneficial interest that was recognized upon redemption of the shares.

(7)             For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(8)             Amounts reported reflect only wholly owned properties.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should refer to our Consolidated Financial Statements and the notes thereto and our Selected Financial Data table as you read this section.

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

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities. As of December 31, 2005, our investments in real estate included the following:

•       165 wholly owned operating properties in our portfolio with an average size of 83,000 square feet per property;

•       14 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling approximately 52,000 square feet that was under redevelopment;

•       wholly owned land parcels totaling 311 acres that we believe are potentially developable into approximately 4.5 million square feet; and

•       partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

REITs were created by the United States Congress in order to provide large numbers of investors with the ability to make investments into entities that own large scale commercial real estate. One of the unique aspects of a REIT is that the entity typically does not pay corporate income tax, provided that the entity distributes 100% of its REIT taxable income to its shareholders and meets a number of other strict requirements of the Internal Revenue Code of 1986, as amended (it is noteworthy that REITs are required to distribute a minimum of only 90% of REIT taxable income to maintain their tax status as a REIT, although any differential between the 90% and 100% would be taxable). Most of our revenues relating to our real estate operations come from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) financing costs, such as interest and loan costs; and (3) depreciation and amortization associated with our operating properties.

Of the 165 wholly owned operating properties in our portfolio, 158 were located in the Mid-Atlantic region of the United States. Our primary regions as of December 31, 2005 are set forth below:

•       Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel);

•       Northern Virginia (defined as Fairfax County, Virginia);

•       Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick);

•       St. Mary’s & King George Counties (located in Maryland and Virginia, respectively);

•       Suburban Baltimore, Maryland;

•       Colorado Springs, Colorado;

•       San Antonio, Texas;

•       Northern Central New Jersey; and

•       Greater Philadelphia, Pennsylvania.

As of December 31, 2005, 120 of our properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 25 were located in neighboring Suburban Baltimore. In 2004, we implemented a core customer expansion strategy built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants; as a result of this strategy, 2005 marked our initial entry into the next two regions set forth above: San Antonio, Texas and Colorado Springs, Colorado. The last two regions set forth above are considered non-core to the Company. At December 31, 2004, we also had wholly owned properties in the Greater Harrisburg, Pennsylvania region; in September 2005, we sold 80% of our ownership interest in these properties by contributing them into a real estate joint venture. We discuss further the geographic concentrations of our property ownership in the section below entitled “Concentration of Operations.”

Our strategy for operations and growth revolves around our goal to be the landlord of choice for select high quality tenants. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. Our largest tenants are also heavily concentrated in the United States defense industry. Several noteworthy statistics that demonstrate our tenant and industry concentrations are set forth below:

Percentage of Annualized Rental Revenue(1) of Wholly Owned Properties at December 31, 2005
Largest tenant, United States Government	15.2%
Five largest tenants	32.1%
Twenty largest tenants	55.9%
Tenants in the United States defense industry	49.7%

(1)          Defined below in the section entitled “Geographic Concentration of Property Operations.”

We discuss further our lease concentrations in the section below entitled “Concentration of Operations.”

In order to maximize the revenue potential of our properties, we try to maintain high levels of occupancy; as a result, we consider occupancy rates to be an important measure of the productivity of our properties. One way that we attempt to maximize occupancy rates is by renewing a high percentage of our existing tenants; accordingly, tenant renewal rates are important to us in monitoring our leasing activities and tenant relationships. In managing the effect of our leasing activities on our financial position and future operating performance stability, we also monitor the timing of our lease maturities with the intent that the timing of such maturities not be highly concentrated in a given one-year or five-year period. The table below sets forth certain occupancy and leasing information as of or for the year ended December 31, 2005 for our portfolio of wholly owned properties:

Occupancy	94.0%
Renewal rate of square footage for scheduled lease expirations during year	66.6%
Average contractual annual rental rate per square foot(1)	$20.28
Weighted average lease term (in years)(2)	5.0

(1)          Includes estimated expense reimbursements.

(2)          See assumption relating to our United States Government leases in section entitled “Occupancy and Leasing.”

We discuss further in the section entitled “Results of Operations” in the subsection entitled “Occupancy and Leasing.”

Achieving optimal performance from our properties is crucial to our Company. We evaluate the performance of our properties by focusing on changes in revenues from real estate operations (comprised of (1) rental revenues and (2) tenant recoveries and other real estate operations revenue) and property operating expenses. However, since we experienced significant growth in number of operating properties between 2003 and 2005, our growth in revenues from real estate operations and property operating expenses over that timeframe can be misleading. Therefore, we evaluate (1) changes in revenues from real estate operations and property operating expenses attributable to property additions separately from the (2) changes attributable to properties that were owned and operational throughout any two periods being compared, properties that we collectively refer to as the Same-Office Properties. During 2005, we:

•       experienced significant growth from 2004 in our revenues from real estate operations and property operating expenses due primarily to the addition of properties through acquisition and construction activities;

•       had a $3.1 million, or 1.7%, increase in revenues from the Same-Office Properties compared to 2004 due primarily to increased operating expense reimbursements at such properties; and

•       had a $5.6 million, or 10.3%, increase in property operating expenses from the Same-Office Properties compared to 2004 due primarily to increased utilities and snow removal expenses.

We discuss further in the section below entitled “Results of Operations” in the subsection entitled “Revenues from Real Estate Operations and Property Operating Expenses.”

In addition to owning real estate properties, we provide real estate-related services that include (1) property management, (2) construction and development management; and (3) heating and air conditioning services and controls. The gross revenue and costs associated with these services generally bear little relationship to the level of our activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of such revenues and expenses to evaluate the performance of our service operations. During 2005, we had virtually no change in the operating margins of our service operations compared to 2004. These operations are discussed further in the section below entitled “Income from Service Operations.”

Our 2005 net income available to common shareholders increased 29.3% and our diluted earnings per share increased 16.7% compared to 2004. We discuss significant factors contributing to these changes within subsections of the section below entitled “Results of Operations.”

Highlights of our 2005 investing activities are set forth below:

•       we acquired 38 office properties totaling 2.5 million square feet for $284.7 million, including properties representing our initial entry into the Colorado Springs, Colorado and San Antonio, Texas regions;

•       we increased our future development capacity by acquiring 10 parcels of land totaling 327 acres, all of which is located near operating properties that we own, for $46.9 million;

•       we placed into service 295,000 square feet in three newly-constructed properties;

•       we had nine new properties under construction, three properties under redevelopment and six properties under development at December 31, 2005;

•       we sold four office properties, including three from one of our non-core regions, and a land parcel for a total of $29.8 million; and

•       we sold 80% of the ownership interest in our Harrisburg portfolio by contributing it into a real estate joint venture.

Highlights of our 2005 financing activities are set forth below:

•       we increased the maximum principal under our primary revolving credit facility the (“Revolving Credit Facility”) from $300.0 million to $400.0 million, with a right to further increase the maximum principal in the future to $600.0 million;

•       we borrowed $466.1 million under mortgages and other loans, excluding our Revolving Credit Facility; and

•       we sold 2.3 million common shares to an underwriter for net proceeds totaling approximately $75.2 million.

We discuss our 2005 investing and financing activities further in the section below entitled “Liquidity and Capital Resources,” along with discussions of, among other things, the following:

•       our cash flows;

•       how we expect to generate cash for short and long-term capital needs;

•       our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition; and

•       our commitments and contingencies.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 3 to our Consolidated Financial Statements. The following section is a summary of certain aspects of those accounting policies involving estimates and assumptions that (1) require our most difficult, subjective or complex judgments in accounting for highly uncertain matters or matters that are susceptible to change and (2) materially affect our reported operating performance or financial condition. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. While reviewing this section, you should refer to Note 3 to our Consolidated Financial Statements, including terms defined therein.

•       When we acquire real estate properties, we allocate the acquisition to numerous tangible and intangible components. Most of the terms in this bullet section are defined in the section of Note 3 to the Consolidated Financial Statements entitled “Acquisitions of Real Estate.” Our process for determining the allocation to these components is very complex and requires many estimates and assumptions. Included among these estimates and assumptions are the following: (1) determination of market rental rate; (2) estimates of leasing and tenant improvement costs associated with the remaining term of acquired leases for deemed cost avoidance; (3) leasing assumptions used in determining the lease up value, as-if vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; (4) estimate of the property’s future value in determining the as-if vacant value; (5) estimate of value attributable to market concentration premiums and tenant relationship values; and (6) allocation of the as-if vacant value between land and building. A change in any of the above key assumptions, most of which are extremely subjective, can materially change not only the presentation of acquired properties in our Consolidated Financial Statements but also reported results of operations. The allocation to different components affects the following:

•        the amount of the acquisition costs allocated among different categories of assets and liabilities on our balance sheet, the amount of costs assigned to individual properties in multiple property acquisitions and the amount of costs assigned to individual tenants at the time of acquisition;

•        where the amortization of the components appear over time in our statements of operations. Allocations to the lease to market value component are amortized into rental revenue, whereas allocations to most of the other components (the one exception being the land component of the as-if vacant value) are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

•        the timing over which the items are recognized as revenue or expense in our statements of operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to lease to market value, deemed cost avoidance, lease up value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants’ leases are terminated early, any unamortized amounts remaining associated with those tenants are generally expensed upon termination. These differences in timing can materially affect our reported results of operations. In addition, we establish lives for lease up value and tenant relationship value based on our estimates of how long we expect the respective tenants to remain in the properties; establishing these lives requires estimates and assumptions that are very subjective.

•       When events or circumstances indicate that a property may be impaired, we perform an undiscounted cash flow analysis. We consider an asset to be impaired when its undiscounted expected future cash flows are less than its depreciated cost. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. We compute a real estate asset’s undiscounted expected future cash flows and fair value using certain estimates and assumptions. As a result, these estimates and assumptions impact whether an impairment is deemed to have occurred and the amount of impairment loss that we recognize.

•       We use four different accounting methods to report our investments in entities: the consolidation method, the equity method, the cost method and the financing method (see Note 2 to our Consolidated Financial Statements). We use the cost method when we own an interest in an entity and cannot exert significant influence over the entity’s operations. When the cost method does not apply, we evaluate whether or not we can exert significant influence over the entity’s operations but cannot control the entity’s operations; when considering that, we need to determine whether a situation exists in which the entity is controlled by its owners (either us or our joint venture partners) without such owners owning most of the outstanding voting rights in the entity. In performing this evaluation, we typically need to make subjective estimates and judgments regarding the entity’s future operating performance, financial condition, future valuation and other variables that may affect the partners’ share of cash flow from the entity over time. We also need to estimate the probability of different scenarios taking place over time and project the effect that each of those scenarios would have on variables affecting the partners’ cash flow. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or either the equity or financing method of accounting. Whether or not we consolidate an investment can materially affect our Consolidated Financial Statements.

Concentration of Operations

Geographic Concentration of Property Operations

During 2004 and 2005, we:

•       increased our portfolio of operating properties in our Baltimore/Washington Corridor, Northern Virginia, Suburban Baltimore and Suburban Maryland regions through acquisitions and newly constructed properties placed into service;

•       made our initial entry into the St. Mary’s and King George counties region in 2004 and placed into service a portion of a newly constructed property in that region in 2005;

•       made our initial entry into the San Antonio, Texas and Colorado Springs, Colorado regions through acquisitions in 2005;

•       sold 80% of the ownership interest in our Harrisburg portfolio by contributing into a real estate joint venture; and

•       sold three properties in Northern/Central New Jersey and one property in the Baltimore/Washington Corridor in 2005.

The table below sets forth the changes in the regional allocation of our annualized rental revenue occurring primarily as a result of these acquisition and development activities and changes in leasing activity:

	% of Annualized Rental Revenue of
	Wholly Owned Properties
	as of December 31,
Region	2005	2004	2003
Baltimore/Washington Corridor	47.8%	49.4%	54.4%
Northern Virginia	21.5%	23.2%	20.1%
Suburban Baltimore	10.1%	4.1%	3.6%
Suburban Maryland	5.2%	3.6%	2.9%
St. Mary’s and King George Counties	4.3%	4.7%	N/A
Greater Philadelphia	4.0%	4.6%	5.8%
Northern/Central New Jersey	3.9%	6.5%	8.1%
Colorado Springs, Colorado	1.7%	N/A	N/A
San Antonio, Texas	1.5%	N/A	N/A
Greater Harrisburg	N/A	3.9%	5.1%
	100.0%	100.0%	100.0%

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

Concentration of Leases With Certain Tenants

We experienced changes in our tenant base during 2004 and 2005 due primarily to acquisitions, construction and leasing activity. The following schedule lists our 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties for
	20 Largest Tenants as of December 31,
Tenant	2005	2004	2003
United States Government	15.2%	13.3%	15.1%
Booz Allen Hamilton, Inc.	5.0%	5.5%	2.6%
Northrop Grumman Corporation	4.5%	3.6%	2.6%
Computer Sciences Corporation(1)	4.1%	5.2%	6.4%
L-3 Communications Titan Corporation(1)	3.4%	3.9%	1.3%
Unisys(2)	3.1%	3.5%	4.5%
AT&T Corporation(1)	2.7%	4.2%	5.2%
General Dynamics Corporation	2.6%	3.8%	3.4%
The Aerospace Corporation	2.2%	2.3%	1.9%
Wachovia Bank	2.1%	2.3%	N/A
The Boeing Company(1)	1.6%	1.8%	2.1%
Ciena Corporation	1.3%	1.4%	2.2%
VeriSign, Inc.	1.3%	1.4%	5.1%
Magellan Health Services, Inc.	1.1%	1.2%	1.8%
PricewaterhouseCoopers LLP	1.0%	1.3%	N/A
Lockheed Martin Corporation	1.0%	N/A	N/A
Johns Hopkins University(1)	1.0%	1.1%	1.3%
Merck & Co., Inc.(2)	0.9%	1.1%	1.4%
Wyle Laboratories, Inc.	0.9%	N/A	N/A
Carefirst, Inc. and Subsidiaries(1)	0.9%	1.0%	1.3%
Commonwealth of Pennsylvania(1)	N/A	1.3%	1.5%
BAE Systems	N/A	1.0%	N/A
USinternetworking, Inc	N/A	N/A	1.1%
Comcast Cablevision/Comcast Corporation	N/A	N/A	1.0%
Omniplex World Services	N/A	N/A	0.9%
Subtotal of 20 largest tenants	55.9%	60.2%	62.7%
All remaining tenants	44.1%	39.8%	37.3%
Total	100.0%	100.0%	100.0%

(1)          Includes affiliated organizations and agencies and predecessor companies.

(2)          Unisys subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Our strategy is focused on the formation of strategic alliances with certain of our tenants from the standpoint of fulfilling their real estate needs in multiple locations. This strategy influences not only our leasing activities but also our acquisition and construction activities. As a result, our revenue concentration with individual tenants could continue to grow over time as a result of this strategy.

Most of the leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

Industry Concentration of Tenants

The percentage of total annualized rental revenue in our wholly owned properties derived from the United States defense industry increased in each of the last three years. One reason for this increase is the expansion of the industry in the Greater Washington, D.C. region and, in particular, in our submarkets since the events of September 11, 2001. Another reason for the increase is that certain of the properties we acquired or constructed in each of the last three years have leases with the United States Government and defense contractors. The table below sets forth the percentage of our annualized rental revenue in our portfolio of wholly owned properties derived from that industry and, by doing so, demonstrates our increasing concentration:

	% of Annualized Rental
	Revenue of Wholly Owned
	Properties as of December 31,
	2005	2004	2003
Total Portfolio	49.7%	47.4%	40.5%
Baltimore/Washington Corridor	65.7%	63.4%	57.4%
Northern Virginia	50.4%	50.3%	45.5%
Suburban Baltimore	6.8%	N/A	N/A
Suburban Maryland	2.2%	3.6%	5.8%
St. Mary’s and King George Counties	90.7%	90.6%	N/A
Colorado Springs	74.1%	N/A	N/A
San Antonio	100.0%	N/A	N/A

As noted above, our strategy is focused on the formation of strategic alliances with certain of our tenants from the standpoint of fulfilling their real estate needs in multiple locations. Many of the tenants on which this strategy concentrates are in the United States defense industry. As a result of this strategy, our revenue concentration from that industry could continue to grow over time.

We classify the revenue from our leases into industry groupings based solely on our knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s defense department, we classify the revenue we earn from the lease as United States defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

Results of Operations

While reviewing this section, you should refer to the tables in the section entitled “Selected Financial Data.” You should also refer to the section in this Item 7 entitled “Liquidity and Capital Resources” for certain factors that could negatively affect various aspects of our operations.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	December 31,
	2005	2004	2003
Occupancy rates at year end
Total	94.0%	94.3%	91.4%
Baltimore/Washington Corridor	96.2%	95.6%	90.4%
Northern Virginia	96.4%	94.5%	94.8%
Suburban Baltimore	84.7%	91.0%	91.0%
Suburban Maryland	79.8%	82.8%	79.2%
St. Mary’s and King George Counties	95.4%	96.9%	N/A
Greater Philadelphia	100.0%	100.0%	100.0%
Northern/Central New Jersey	96.4%	92.7%	90.3%
Colorado Springs, Colorado	85.8%	N/A	N/A
San Antonio, Texas	100.0%	N/A	N/A
Greater Harrisburg	N/A	85.4%	87.2%
Renewal rate of square footage for scheduled lease expirations during year	66.6%	71.4%	75.7%
Average contractual annual rental rate per square foot at year end(1)	$20.28	$20.95	$20.03

(1)          Includes estimated expense reimbursements.

Since decreasing to 91.4% at December 31, 2003 due in large part, in our opinion, to the effects of a national economic downturn, our portfolio of properties posted year end occupancy of approximately 94% for both 2004 and 2005. We believe that our occupancy rates have benefited from the expansion of the United States defense industry in our largest submarkets. We also believe that these rates benefited in 2005 from a national economic recovery underway in the real estate industry. Our 2005 wholly owned portfolio occupancy rate was adversely affected by our acquisition during the year of certain properties with lower occupancy rates; the weighted average occupancy rate of our properties acquired in 2005 was 85.7% at December 31, 2005.

We do not believe that the decrease in the renewal rates from 2003 to 2004 and from 2004 to 2005 should be interpreted as a trend regarding the ability for us to retain tenants. We believe that the change in renewal rates is within the normal range we have established over time, which has ranged between 66% and 76% annually and averaged 70% over the last six years.

Our average contractual annual rent per square foot decreased from December 31, 2004 to December 31, 2005 due primarily to our acquisition in 2005 of properties with rents per square foot that were lower than the average of our existing portfolio. The average contractual rent per square foot as of December 31, 2005 on properties acquired during 2005 was $15.71. The lower rent per square foot on acquisitions can be attributed primarily to the following: (1) lower rents in geographic areas where certain acquisitions took place; (2) lower costs for operating expenses and tenant improvements associated with underlying leases in certain acquisitions; and (3) lower rents associated with lower grade space in certain acquisitions.

We believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity in 2006. Key economic indicators, including employment growth, seem to favor continued strength in our regions’ real estate markets. However, the recent and scheduled addition of new square footage in our regions along with continued strong competition from existing properties in these regions present challenges to the Company meeting its 2006 leasing objectives. As we discussed above, we believe that our occupancy rates have benefited from the expansion of the United States defense industry in our largest submarkets. Reporting by the Base Realignment and Closure Commission of the United States Congress during 2005 seemed to favor continued expansion in the regions in which our properties are located. However, while we viewed this reporting as favorable for the Company’s future leasing outlook, there is uncertainty, particularly in today’s political environment, over whether such expansion will actually occur.

Despite any uncertainty regarding our 2006 leasing outlook, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at December 31, 2005 was five years. In addition, only 9.3% of our annualized rental revenues at December 31, 2005 were from leases scheduled to expire by the end of 2006. Looking longer term, 64.2% of our annualized rental revenues on leases in place as of December 31, 2005 were from leases scheduled to expire by the end of 2010, with no more than 16% scheduled to expire in any one calendar year between 2006 and 2010.

As noted above, most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights. We report the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable. Please refer to the section entitled “Liquidity and Capital Resources” where we further discuss our leases with the United States Government and the underlying risks.

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	December 31,
Geographic Region	Interest	2005		2004	2003
Suburban Maryland	80.0%	47.9%		48.0%	N/A
Northern Virginia	92.5%	100.0	%(1)	N/A	N/A
Greater Harrisburg	20.0%	89.4%		N/A	N/A
Northern/Central New Jersey	20.0%	80.9%		84.2%	94.8%

(1)          Excludes the effect of unoccupied square footage undergoing redevelopment at year end.

Revenues from Real Estate Operations and Property Operating Expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•       Changes attributable to the operations of properties owned and 100% operational throughout the two years being compared. We define these as changes from “Same-Office Properties.” For example, when comparing 2004 and 2005, Same-Office Properties would be properties owned and 100% operational from January 1, 2004 through December 31, 2005. For further discussion of the concept of “operational,” you should refer to the section of Note 3 of the Consolidated Financial Statements entitled “Commercial Real Estate Properties.”

•       Changes attributable to operating properties acquired during the two years being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two years being compared. We define these as changes from “Property Additions.”

•       Changes attributable to properties sold during the two years being compared that are not reported as discontinued operations. We define these as changes from “Sold Properties.”

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses from continuing operations (dollars in thousands):

	Changes from 2004 to 2005
	Property			Sold
	Additions	Same-Office Properties		Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change(1)	Change	Change	Change(2)	Change(3)	Change
Revenues from real estate operations
Rental revenue	$34,260	$(1,306)	(0.8)%	$(1,991)	$(1,409)	$29,554
Tenant recoveries and other real estate operations revenue	4,088	4,411	22.1%	(257)	816	$9,058
Total	$38,348	$3,105	1.7%	$(2,248)	$(593)	$38,612
Property operating expenses	$9,959	$5,570	10.3%	$(691)	$(1,318)	$13,520
Straight-line rental revenue adjustments included in rental revenue	$2,968	$(4,883)	N/A	$238	$(4)	$(1,681)
Amortization of deferred market rental revenue	$240	$(451)	N/A	$—	$(294)	$(505)
Number of operating properties included in component category	66	99	N/A	16	1	181

(1)          Includes 59 acquired properties and seven newly-constructed properties.

(2)          Includes sold properties that are not reported as discontinued operations.

(3)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes from 2003 to 2004
	Property			Sold
	Additions	Same-Office Properties		Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change(1)	Change	Change	Change(2)	Change(3)	Change
Revenues from real estate operations
Rental revenue	$34,400	$6,053	4.4%	$(623)	$(466)	$39,364
Tenant recoveries and other real estate operations revenue	1,402	(31)	(0.2)%	(89)	(494)	$788
Total	$35,802	$6,022	3.8%	$(712)	$(960)	$40,152
Property operating expenses	$8,867	$3,720	7.9%	$(320)	$(982)	$11,285
Straight-line rental revenue adjustments included in rental revenue	$5,633	$(1,904)	N/A	$(12)	$(1)	$3,716
Amortization of deferred market rental revenue	$(1,131)	$245	N/A	$—	$—	$(886)
Number of operating properties included in component category	35	106	N/A	1	N/A	142

(1)          Includes 29 acquired properties and six newly-constructed properties.

(2)          Includes sold properties that are not reported as discontinued operations.

(3)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

The analysis set forth below in this section pertains to properties included in continuing operations.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses from 2004 to 2005 and from 2003 to 2004 was attributable primarily to the Property Additions.

With regard to changes in the Property Additions operations:

•       The real estate operations in 2005 associated with our property additions was adversely affected somewhat by our 2005 acquisitions carrying occupancy rates that were lower than the average occupancy of our previously existing properties. Acquisitions with particularly low occupancy rates upon acquisition included the following: (1) a 113,000 square foot property acquired in April that was 23% occupied; (2) a 118,000 square foot property acquired in October that was 58% occupied; and (3) a 1.1 million square foot portfolio acquired in December that was 84% occupied. We acquired these lower occupancy properties for, among other reasons, what we viewed to be the potential for particularly high rates of return on our investment in these properties if we are successful in stabilizing their operations. The potential for low rates of return on our investment in these properties, including losses, exists if we are unsuccessful in stabilizing the properties.

•       The increase in rental revenue of the Property Additions from 2003 to 2004 includes $5.3 million that was attributable to net revenue from the early termination of leases; most of this increase was attributable to one lease termination transaction. To explain further the concept of net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations. We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases (see the section entitled “Revenue Recognition” in Note 3 to our Consolidated Financial Statements).

With regard to changes in the Same-Office Properties’ revenues from real estate operations:

•       the change in rental revenue from the Same-Office Properties from 2004 to 2005 included the following:

•        a decrease of $6.4 million in net revenue from the early termination of leases, which included $3.5 million attributable to one property and $2.3 million attributable to two additional properties; and

•        an increase of $5.1 million, or 3.3%, attributable to changes in occupancy and rental rates between the two periods.

•       tenant recoveries and other revenue from the Same-Office Properties increased from 2004 to 2005 due primarily to the increase in property operating expenses described below; and

•       the increase in rental revenue from the Same-Office Properties from 2003 to 2004 was attributable primarily to an increase in occupancy and rental rates between the two periods, including $2.8 million relating to one property.

With regard to changes in the Same-Office Properties’ property operating expenses:

•       the increase in the Same-Office Properties’ property operating expenses from 2004 to 2005 included the following:

•        an increase of $3.8 million, or 41.9%, in utilities due primarily to (1) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure and (2) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland;

•        an increase of $1.0 million, or 85.0%, in snow removal expense due to greater snow and ice precipitation in 2005; and

•        an increase of $617,000, or 8.3%, in building cleaning expenses due primarily to our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structure.

•       the increase in the Same-Office Properties’ property operating expenses from 2003 to 2004 included the following:

•        an increase of $1.7 million, or 43.1%, in property labor costs due primarily to an increase in billable rates of repair and maintenance employees as well as higher than normal hours during the earlier portion of 2004 for projects undertaken at certain properties. Of this increase, $609,000 was attributable to a building that was staffed with employees throughout 2004 but not staffed for most of 2003. Since the increase in billable rates of repairs and maintenance employees contributed to additional profit in our service operations prior to eliminations recorded in consolidation, a significant portion of the increase in our property labor costs was eliminated in consolidation;

•        an increase of $816,000, or 13.0%, in cleaning expenses due primarily to cleaning costs required in 2004 at properties that had increased occupancy from 2003;

•        an increase of $649,000, or 55.0%, in general administrative costs allocable to property operations due primarily to an increase in asset management and legal staffing over 2003;

•        an increase of $552,000, or 5.9%, in real estate taxes due primarily to an increase in the assessed value of many of our properties. This increasing trend was present across all of our regions;

•        an increase of $385,000, or 17.2%, in heating and air conditioning repairs and maintenance, most of which was attributable to a project undertaken at one of our buildings. A tenant in this building reimbursed us for these costs through its tenant recovery billings;

•        a decrease of $1.2 million, or 50.5%, in snow removal due to higher snowfall in 2003; and

•        a decrease of $424,000, or 85.4%, in expense associated with doubtful or uncollectible receivables. Most of this decrease was attributable to a large expense associated with two tenants in 2003 coupled with much lower expense in 2004.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses:

	Changes from 2004 to 2005			Changes from 2003 to 2004
		Other			Other
	Construction	Service		Construction	Service
	Contract	Operations		Contract	Operations
	Dollar	Dollar	Total Dollar	Dollar	Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$49,339	$992	$50,331	$(3,847)	$1,010	$(2,837)
Expenses	$48,801	$1,490	$50,291	$(3,750)	$(187)	$(3,937)
Income from service operations	$538	$(498)	$40	$(97)	$1,197	$1,100

Construction contract revenues were significantly higher in 2005 compared to 2004 due primarily to a large volume of activity for certain existing contracts in 2005. Four contracts represented approximately 81% of our construction contract revenue in 2005. However, as discussed earlier, we use the net of service operations revenues and expenses to evaluate performance. During 2005, we had virtually no change in income from service operations compared to 2004.

The increase in income from other service operations from 2003 to 2004 was attributable primarily to a $662,000 increase in income from the heating and air conditioning services and controls division. The improvement in income from the heating and air conditioning services and controls division was attributable primarily to increased time and materials billing activity from its service contract and controls product lines. Much of this activity was attributable to several large contracts.

Depreciation and Amortization

The $11.9 million change in depreciation and amortization associated with real estate operations included in continuing operations from 2004 to 2005 included the following:

•       a $9.7 million increase attributable to the Property Additions; and

•       a $2.2 million, or 5.0%, increase attributable to the Same Office Properties.

Of the $14.7 million increase in our depreciation and other amortization associated with real estate operations included in continuing operations from 2003 to 2004, $13.4 million was attributable to the Property Additions, which included $3.2 million recorded in connection with one lease termination transaction.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 23.7%, from 2004 to 2005. This increase included the following:

•       an increase of $2.4 million in compensation expense due primarily to additional employee positions to support our growth, increased expenses associated with share-based compensation and increased salaries and bonuses for existing employees;

•       an increase of $641,000 in consulting expense due in large part to the growth and changing complexity of the Company; and

•       a decrease of $636,000 associated with additional overhead allocated to the Service Operations due primarily to growth in the entities engaged in these operations.

General and administrative expenses increased $3.0 million, or 38.6%, from 2003 to 2004. This increase included the following:

•       an increase of $1.7 million in compensation expense due primarily to additional employee positions to support our growth, increased expenses associated with share-based compensation and increased salaries and bonuses for existing employees;

•       an increase of $641,000 in consulting expense which included, among other things, our Sarbanes-Oxley Section 404 preparation and increased external audit fees relating thereto;

•       an increase of $175,000 for marketing and investor relations activity due to an increased emphasis on such activity; and

•       an increase of $121,000 in trustees’ and officers’ insurance costs due to additional coverage and higher rates.

General and administrative expenses increased as a percentage of operating income from 10.2% in 2003 to 12.2% in 2004 and to 13.5% in 2005. While the main components of the increase from a dollar perspective are discussed above, there is an increasing trend that can be attributed to our adjusting the size of our employee base in response to the growth of the Company. We expect this trend to continue in the next two to three years and perhaps longer until we believe the Company’s employee base and processes are positioned appropriately in anticipation of our future growth expectations.

Interest Expense and Amortization of Deferred Financing Costs

Our interest expense and amortization of deferred financing costs included in continuing operations increased $12.9 million, or 27.9%, from 2004 to 2005 due primarily to a 33.4% increase in our average outstanding debt balance resulting from our 2004 and 2005 acquisition and construction activities, offset by a $4.8 million increase in interest capitalized to construction and pre-construction projects due to increased construction and pre-construction activity. Interest expense and deferred financing costs as a percentage of net operating income increased from 51.5% in 2004 to 58.9% in 2005 due primarily to an increase in the proportion of our investing and financing activities funded by debt versus equity.

Our interest expense and amortization of deferred financing costs included in continuing operations increased $2.9 million, or 6.7%, from 2003 to 2004 due primarily to an 17.8% increase in our average outstanding debt balance resulting from our 2003 and 2004 acquisition and development activities, offset by the effects of (1) a $2.8 million increase in the amount of interest capitalized to construction and development projects due to increased construction and pre-construction activity and (2) a decrease in our weighted average interest rates from 5.9% to 5.7%. Interest expense and deferred financing costs as a percentage of net operating income decreased from 55.9% in 2003 to 51.5% in 2004 due primarily to a decrease in the proportion of our investing and financing activities funded by debt versus equity.

We historically have financed our long-term capital needs, including property acquisition and development activities, through a combination of the following:

•       borrowings under our Revolving Credit Facility;

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

Many factors go into our decisions of when to finance investing and financing activities using debt versus equity. We generally use long-term borrowing as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. As a result, the changes in the proportion between debt and equity described above are not trends that necessarily should be expected to continue.

As of December 31, 2005, 68.4% of our mortgage and other loans payable balance carried fixed interest rates and 91.3% of our fixed-rate loans were scheduled to mature after 2006. For a more comprehensive presentation of our fixed-rate loan maturities, please refer to the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Minority Interests

Interests in our Operating Partnership are in the form of preferred and common units. The line entitled “minority interests in income from continuing operations” on our Consolidated Statements of Operations includes primarily income before minority interests allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations. Income is allocated to minority interest preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled. Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of December 31, 2005, we owned 95% of the outstanding preferred units and approximately 82% of the outstanding common units. Changes in the percentage of the Operating Partnership owned by minority interests during the last three years reflected the following:

•       the issuance of additional units to us as we issued new preferred shares and common shares during 2003 through 2005 due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares;

•       the exchange of common units for our common shares by certain minority interest holders of common units;

•       our repurchase of the Series C Preferred Units from third parties in June 2003 (as discussed in the section below entitled “Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders”);

•       the conversion of the Series D Preferred Shares of beneficial interest (the “Series D Preferred Shares”) (as discussed in Note 11 to the Consolidated Financial Statements);

•       our redemption of the Series B Preferred Shares in July 2004 (as discussed in Note 11 to the Consolidated Financial Statements);

•       our issuance of 232,655 common units to third parties in connection with acquisitions during 2005; and

•       our issuance of the Series I Preferred Units to a third party in 2004 (as discussed in Note 3 to the Consolidated Financial Statements).

Our income allocated to minority interest holders of preferred units increased from 2004 to 2005 due to our issuance of the Series I Preferred Units in September 2004 and decreased from 2003 to 2004 due to our repurchase of the Series C Preferred Units in January 2004. Our changes in income allocated to minority interest holders of common units included in discontinued operations included the following:

•       a decrease attributable to our increasing ownership of common units (from 71% at December 31, 2002 to 82% at December 31, 2005) and preferred units; and

•       a decrease from 2004 to 2005 and an increase from 2003 to 2004 due to changes in the Operating Partnership’s income from continuing operations before minority interests.

Income from Discontinued Operations

Our income from discontinued operations increased from 2004 to 2005 due primarily to the sale of three properties in the Northern/Central New Jersey region in September 2005. Our income from discontinued operations decreased from 2003 to 2004 due primarily to the sale of a property in the Suburban Maryland region in March 2003. See Note 18 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders

Preferred share dividends decreased from 2004 to 2005 due to the conversion of the Series D Preferred Shares and the redemption of the Series B Preferred Shares discussed above. Preferred share dividends increased from 2003 to 2004 due to the dividend requirements of two new series of preferred shares issued in 2003, offset somewhat by the decrease caused by the redemption of the Series B Preferred Shares and conversion of the Series D Preferred Shares in 2004.

During 2004, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series B Preferred Shares. We redeemed these shares in July 2004 for a redemption price of $31.3 million. We would recognize additional decreases to net income available to common shareholders in the future if we choose to redeem our other outstanding redeemable preferred shares. Our Series E and Series F Redeemable Preferred Shares are redeemable beginning in 2006.

During 2003, we recognized an $11.2 million decrease to net income available to common shareholders, representing the excess of the repurchase price of the Series C Preferred Units in the Operating Partnership over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder. Prior to this repurchase, these units were convertible, subject to certain restrictions, into 2,420,672 common units in the Operating Partnership. These units were repurchased by the Operating Partnership for $36.1 million (including $477,000 for accrued and unpaid distributions), or $14.90 per common share on an as-converted basis.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased from 2004 to 2005 due to the effect of the increase in net income available to common shareholders, attributable primarily to the reasons set forth above, offset somewhat by the higher number of common shares outstanding due to share issuances in 2004 and 2005.

Diluted earnings per common share on net income available to common shareholders increased from 2003 to 2004 due primarily to the $11.2 million decrease to net income available to common shareholders in 2003 representing the excess of the repurchase price of the Series C Preferred Units over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder. This increase was offset somewhat by the issuance costs associated with the redeemed Series B Preferred Shares and the increased common shares outstanding due to common share issuances in 2003 and 2004.

Liquidity and Capital Resources

In our discussion of liquidity and capital resources set forth below, we describe certain of the risks and uncertainties relating to our business. However, they may not be the only ones that we face.

Cash and Cash Equivalents

Our cash and cash equivalents balance as of December 31, 2005 totaled $10.8 million, an increase of 22.0% from the balance as of December 31, 2004. The balance of cash and cash equivalents that we carried as of the end of each of the eight calendar quarters during the two years ended December 31, 2005 ranged from $6.2 million to $21.5 million and averaged $12.3 million. The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities. We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements. When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

Operating Activities

We generate most of our cash from the operations of our properties. A review of our Consolidated Statements of Operations indicates that over the last three years, 29% to 30% of our revenues from real estate operations of our continuing operations (defined as the sum of (1) rental revenue and (2) tenant recoveries and other real estate operations revenue) were used for property operating expenses of our continuing operations. Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow; we applied most of this cash flow towards interest expense, scheduled principal amortization on mortgage loans, dividends to our shareholders, distributions to minority interest holders of preferred and common units in the Operating Partnership, capital improvements and leasing costs for our operating properties and general and administrative expenses.

Our cash flow from operations determined in accordance with GAAP increased $11.5 million, or 13.6%, from 2004 to 2005; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties. We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividends and distributions and capital improvements and leasing costs. We do not anticipate borrowing to meet these requirements. Factors that could negatively affect our ability to generate cash flow from operations in the future include the following:

•       We earn revenue from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline and may increase even if our revenues decline.

•       For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other tenant-related costs for which we may not receive increased rents. We also make building-related capital improvements for which tenants may not reimburse us.

•       When leases for our properties expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant leaves, we can expect to experience a vacancy for some period of time as well as higher tenant improvement and leasing costs than if a tenant renews. As a result, our financial performance could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.

•       As discussed earlier, we are dependent on a highly concentrated number of tenants for a large percentage of our revenue. Most of the leases of one of these tenants, the United States Government, provide for a series of one-year terms or provide for early termination rights. Our cash flow from operations would be adversely affected if our larger tenants failed to make rental payments to us, or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms.

•       As discussed earlier, a high concentration of our revenues comes from tenants in the United States defense industry. A reduction in government spending for defense could affect the ability of our tenants in the defense industry to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases.

•       Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. In addition, as noted above, we rely on a relatively small number of tenants for a large percentage of our revenue from real estate operations. If one of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, there could be an adverse effect on our results of operations and financial condition.

•       We provide construction management services for third-party clients. When providing these services, we usually pay for the costs of construction and subsequently bill our clients for the costs of construction plus a construction management fee. When we provide construction management services, the costs of construction can amount to millions of dollars. If any of our clients for construction management services fail to reimburse us for costs incurred under a significant construction management contract, it could have an adverse effect on our results of operations and financial condition.

•       Since our properties are primarily located in the Mid-Atlantic region of the United States, especially in the Greater Washington, D.C. region, and are also typically concentrated in office parks in which we own most of the properties, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations and cash flows.

•       The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition and development goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may have newer or more desirable locations or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants in properties that we own, could have an adverse effect on our financial performance.

•       If short-term interest rates were to increase, the interest payments on our variable-rate debt would increase, although this increase may be reduced to the extent that we have interest rate swap and cap agreements outstanding. If longer-term interest rates were to increase, we may not be able to refinance our existing indebtedness on terms as favorable as the terms of our existing indebtedness and we would pay more for interest expense on new indebtedness that we incur for future operating property additions.

•       Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2006. These policies include coverage for acts of terrorism. Although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore properties damaged by a fire or other catastrophic event. In addition, changes in the insurance industry could occur in the future that may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

•       As a REIT, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time that we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement. We may become subject to tax liabilities that adversely affect our operating cash flow.

Investing and Financing Activities During the Year Ended December 31, 2005

We acquired 38 office properties totaling 2.5 million square feet and ten parcels of land for $331.5 million, excluding the effect of a $263,000 premium recorded upon the assumption of a loan in connection with the acquisition of one of the properties. These acquisitions were financed using the following:

•       $200.2 million in borrowings under our Revolving Credit Facility;

•       $110.0 million in borrowings from new and assumed mortgage loans;

•       $2.7 million from the issuance of common units in the Operating Partnership; and

•       cash reserves for the balance.

Highlights of our 2005 acquisitions are set forth below:

•       Most of these acquisitions represented additions to our existing presence in the Greater Washington, D.C. region and neighboring Suburban Baltimore regions.

•       As discussed above, we implemented in 2004 a core customer expansion strategy built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants. As a result of this strategy, 2005 marked our initial entry into the San Antonio, Texas and Colorado Springs, Colorado regions. Acquisitions in these new regions totaled $98.4 million.

•       Our 2005 acquisitions included $46.9 for land parcels. All of the land parcels are located near our existing operating properties. These additional land holdings significantly increased our future development capacity and enhanced our ability to satisfy our tenants’ future space requirements.

We also acquired two properties totaling approximately 612,000 square feet through a consolidated joint venture in which we own a 92.5% interest for $31.6 million. This joint venture will focus on the identification and acquisition of properties for renovation into higher class space (see the section below entitled “Off-Balance Sheet Arrangements”). We initially financed these acquisitions using the following:

•       $27.0 million in borrowings under our Revolving Credit Facility; and

•       cash reserves for the balance.

We expect the joint venture to repay us for a significant portion of the cost of these acquisitions using construction loan facilities and contributions from our joint venture partner.

During 2005, we placed into service 295,000 square feet in three newly-constructed properties in the Baltimore/Washington Corridor. These properties were 100% leased at December 31, 2005. Costs incurred on these properties through December 31, 2005 totaled $51.3 million, $17.4 million of which was incurred in 2005. We financed the 2005 costs using primarily borrowings under existing construction loan facilities.

At December 31, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 42% pre-leased, including 7,000 square feet in one property placed into service in 2005. Costs incurred on these properties through December 31, 2005 totaled approximately $128.7 million, of which approximately $76.0 million was incurred in 2005. We have construction loan facilities in place totaling $95.5 million to finance the construction of four of these properties; borrowings under these facilities totaled $47.3 million at December 31, 2005, all of which was borrowed during the year ended December 31, 2005. The remaining costs incurred in 2005 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheets for 2005 (in thousands):

Acquisitions	$345,267
Construction and development	98,377
Tenant improvements on operating properties	28,243	(1)
Capital improvements on operating properties	9,448
	$481,335

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

During 2005, we sold four office properties and a land parcel for a total of $29.8 million. The net proceeds from these sales after transaction costs totaled $29.3 million; these proceeds were used as follows:

•       $22.0 million to pay down our Revolving Credit Facility; and

•       the balance to fund cash reserves.

On September 29, 2005, we contributed our portfolio of properties in Greater Harrisburg, consisting of 16 office properties, one unimproved land parcel and an option to acquire a land parcel, into a real estate joint venture at a value of $73.0 million. In exchange for our contribution, we received $69.6 million in cash (after closing costs and operating prorations) and a 20% interest in Harrisburg Corporate Gateway Partners, L.P. The cash proceeds were used primarily to pay down our Revolving Credit Facility.

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings collateralized by our properties as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.

On June 24, 2005, we amended our Revolving Credit Facility. Under the amendment, the maximum principal amount was increased from $300.0 million to $400.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions. In addition, the scheduled maturity date was extended for one year to March 2008, with a one-year extension available, subject to certain conditions. The facility has a fee of 0.125% to 0.25% on the amount of the credit facility that is unused. Amounts available under this Revolving Credit Facility are generally computed based on 65% of the unencumbered asset pool value (increased from 60% prior to the amendment). Based on the value of assets identified by the Company to support repayment of the Revolving Credit Facility, $366.5 million was available as of March 13, 2006, $78.5 million of which was unused.

During 2005, we borrowed $466.1 million under mortgages and other loans, excluding our Revolving Credit Facility. The proceeds from these borrowings were used as follows:

•       $186.4 million to pay down our Revolving Credit Facility;

•       $110.0 million to finance acquisitions;

•       $82.9 million from construction loans to finance construction activities;

•       $47.9 million to refinance other existing debt; and

•       the balance to fund cash reserves, much of which was also used to finance construction activities, and new loan escrow requirements.

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

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness. As of December 31, 2005, we were in compliance with these financial covenants.

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

Analysis of Cash Flow Associated With Investing and Financing Activities

Our net cash flow used in investing activities increased $155.3 million, or 58.9%, from 2004 to 2005. This increase was due primarily to the following:

•       a $247.9 million, or 98.4%, increase in purchases of and additions to commercial real estate. This increase is due primarily to an increase in property acquisitions. Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period. While we expect to continue to acquire properties in the future, we are unable to predict whether the increasing acquisition volume is a trend that will continue; and

•       a $98.1 million increase in proceeds from sales of properties and contributions of assets to an unconsolidated real estate joint venture. We generally do not acquire properties with the intent of selling them. We generally attempt to sell a property when we believe that most of the earnings growth potential in that property has been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location. While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur. Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to material fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend.

Our cash flow provided by financing activities increased $136.5 million, or 74.3%, from 2004 to 2005. This increase included the following:

•       a $315.5 million, or 55.0%, increase in proceeds from mortgage and other loans payable. This increase is due primarily to the following:

•        borrowings under our Revolving Credit Facility that were used to fund our loan refinancings and property acquisitions; and

•        borrowing under two loans totaling $211.5 million that were used primarily to pay down the Revolving Credit Facility and refinance other existing debt.

•       a $159.0 million, or 37.7%, increase in repayments of mortgage and other loans payable. This increase is attributable primarily to the additional repayments of existing loans using borrowings under our new Revolving Credit Facility and the new loans described above;

•       a $43.2 million, or 35.2%, decrease in common share issuances completed due primarily to us making fewer new share issuances through public offerings. We funded a larger proportion of our investing and financing activities using debt than we did in the previous year; and

•       a $31.3 million payment to redeem the Series B Preferred Shares in 2004. We may use cash in 2006 to redeem our outstanding Series E and Series F Redeemable Preferred Shares.

Off-Balance Sheet Arrangements

Some of our real estate investments are owned through joint ventures. We use joint ventures from time to time for reasons that include the following: (1) they can provide a facility to access new markets and investment opportunities while enabling us to benefit from the expertise of our partners; (2) they are an alternative source for raising capital to put towards acquisition or development activities; and (3) they can reduce our exposure to risks associated with a property and its activities. Each of our real estate joint ventures has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement), and we control one of the management committee positions in each case. All of our real estate joint venture investments owned during 2005 can be classified into one of the three categories described below:

•       Externally-managed construction joint ventures (the “Construction JVs”). These joint ventures generally construct buildings to be purchased by us. Our partners in these joint ventures are controlled by a company that owns, manages, leases and develops properties in the Baltimore/Washington Corridor; that company also serves as the project manager for all of these joint ventures. These joint ventures enable us to make use of the expertise of our partner. The use of the joint venture structures provides further leverage to us both from a financing and risk perspective. We generally guarantee the repayment of construction loans for these projects in amounts proportional to our ownership percentage. In addition, we are obligated to acquire our partners’ membership interest in each of the joint ventures if defined events were to occur. The amount we would be required to pay for those membership interests is computed based on the amount that the owners of those interests would receive under the joint venture agreements in the event that office properties owned by the respective joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date. During 2005, we were invested in three of these joint ventures, all of which we accounted for using the consolidation method of accounting. Regarding these joint ventures, we:

•        acquired our partner’s interest in one of these joint ventures during 2005 for $1.2 million;

•        were under contract at December 31, 2005 to sell the property owned by another of these joint ventures to a third party for $2.5 million. We acquired our partner’s interest in the joint venture for $1.2 million and completed the sale on January 17, 2006; and

•        estimate the aggregate amount we would need to pay for our partner’s 20% membership interest in the one remaining joint venture to be $792,000; however, since the determination of this amount is dependent on the operations of the office properties and none of these properties are both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

•       Externally-managed redevelopment joint venture (the “Redevelopment JV”). Formed in 2005, this joint venture identifies and acquires properties to renovate into Class A office space and completes such renovations. Our joint venture partner has expertise in these types of projects and serves as the project manager for the renovations. This joint venture enables us to make use of the expertise of our partner. The use of the joint venture structure provides further leverage to us both from a financing and risk perspective. Upon stabilization of the renovated properties, we have the option to acquire such properties at 97% of the fair market value, as defined in the joint venture agreement. We own a 92.5% interest in our one existing joint venture and account for this investment using the consolidation method of accounting. Our partner will earn fees for the acquisition, development, leasing and disposition of these projects. We will obtain third-party financing for construction of the projects and will act as the guarantor for repayment when required and will earn fees for these activities. We will also manage the properties when they become operational and will earn fees for such services.

•       Operating joint ventures to which we contribute an office property to partially dispose of our interest (the “Disposition JVs”). During 2005, we owned two investments in Disposition JVs to which we contributed office properties in exchange for cash and 20% interests in the joint ventures; one of these joint ventures was created in 2005 upon the contribution by us of our portfolio of properties in Harrisburg, Pennsylvania in exchange for $69.6 million in cash (after closing costs and operating prorations) and a 20% interest in the joint venture. These Disposition JVs enable us to dispose of most of our investment in properties that we believe realized most of their earnings growth potential. We manage the joint ventures’ property operations and any required construction projects and earn fees for these services. In one of the joint ventures, our partner has preference in receiving distributions of cash flows for a defined return; once our partner receives its defined return, we are entitled to receive distributions for a defined return and, once we receive that return, remaining distributions of cash flows are allocated based on percentages defined in the joint venture agreement. In the other joint venture, we and our partner receive returns in proportion to our investments. As part of our obligations under the joint venture created in 2005, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the joint venture was formed; our total unilateral commitment under this guaranty is approximately $896,000, although the tenant’s account was current as of December 31, 2005. We also agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees. We accounted for our investments in the disposition JVs using the equity method of accounting.

The table below sets forth certain additional information regarding the Disposition JVs since our investments in these joint ventures were not consolidated (in thousands):

					Fees	Balance of	Obligation to
			Net Cash		Earned	Debt	Unilaterally
	Investment		Inflow from	Loss from	from	Guaranteed	Fund Additional
Category of Real	Balances		Category	Category	Category	by Us at	Project Costs
Estate Joint Venture	at 12/31/05		in 2005	in 2005	in 2005(1)	12/31/2005	(if necessary)(2)
Disposition JVs	$(1,630	)(3)	$68,753 (4)	$(88)	$326	$—	$1,077

(1)          Fees earned by us for construction, asset management and property management services provided to joint ventures.

(2)   Amounts reported in this column represent additional investments we could be required to fund on a unilateral basis, including the rent shortfall payments and lender indeminfications discussed above. We and our partners are also required to fund proportionally (based on our ownership percentage) additional amounts when needed. Since the additional fundings described in this footnote are uncertain in dollar amount and we do not expect that they will be necessary, they are not included in the table.

(3)   Our investment balance includes distributions in excess of investment of ($3,081) in one joint venture due to our not recognizing gain on the contribution of properties into the joint venture. We did not recognize a gain on the contribution since we have contingent obligations, as described above, that may exceed our proportionate interest remaining in effect as long as we continue to manage the joint venture’s properties.

(4)   Includes $68,633 in cash proceeds from the contribution of our properties in Harrisburg, Pennsylvania in exchange for cash and a 20% interest in the joint venture.

You should refer to Notes 5 and 19 to our Consolidated Financial Statements for additional information pertaining to our investments in unconsolidated real estate joint ventures.

We had no other material off-balance sheet arrangements during 2005.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	For the Years Ended December 31,
	2006	2007 to 2008	2009 to 2010	Thereafter	Total
Contractual obligations(1)(2)
Mortgage and other loans payable(3)	$126,802	$618,385	$136,282	$465,491	$1,346,960
Interest on mortgage and other loans payable(4)	78,995	115,171	61,922	82,578	338,666
Acquisitions of properties(5)	2,500	2,000	—	4,000	8,500
New construction and development contracts and obligations(6)(7)	24,147	—	—	—	24,147
Third-party construction and development contracts(7)(8)	46,697	—	—	—	46,697
Capital expenditures for operating properties(7)(9)	5,538	—	—	—	5,538
Operating leases(10)	789	659	90	—	1,538
Capital lease obligations(10)	3	—	—	—	3
Other purchase obligations(10)	1,385	2,603	2,502	5,695	12,185
Total contractual cash obligations	$286,856	$738,818	$200,796	$557,764	$1,784,234

(1)          The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20 thousand. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Not included in this section are amounts contingently payable by us to acquire the membership interests of certain real estate joint venture partners. See the section entitled “Off-Balance Sheet Arrangements” for further discussion of such amounts.

(3)          Represents principal maturities only and therefore excludes net premiums and discounts of $1.4 million. Our loan maturities in 2006 include $41.6 million that may be extended until 2007, subject to certain conditions, and $63.7 million that we expect to refinance; the balance of the 2006 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

(4)          Represents interest costs for mortgage and other loans payable at December 31, 2005 for the terms of such loans. For variable rate loans, the amounts reflected above used December 31, 2005 interest rates on variable rate loans in computing interest costs for the terms of such loans. For construction loan facilities where the interest payments are not payable as incurred but, rather, are added to the balance of the loan during the construction period, the amounts reflected above assumed that such interest costs are paid monthly as incurred.

(5)          Represents contractual obligation at December 31, 2005 to acquire a property located in Washington County, Maryland. We expect to acquire this property in 2006 using borrowings under the Revolving Credit Facility. A $4.0 million final payment of the acquisition cost included in the “Thereafter” column could be reduced by a range of $750,000 to the full $4.0 million; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place.

(6)          Represents contractual obligations pertaining to new construction and development activities. We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.

(7)          Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2006.

(8)          Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients. We expect to be reimbursed in full for these costs by our clients.

(9)          Represents contractual obligations pertaining to capital expenditures for our operating properties. We expect to finance all of these costs using cash flow from operations.

(10)   We expect to pay these items using cash flow from operations.

Investing and Financing Activity Subsequent to December 31, 2005

On January 1, 2006, we placed into service a newly-constructed property in the Baltimore/Washington Corridor totaling approximately 162,000 square feet.

On January 17, 2006, we acquired our partner’s 50% interest in a joint venture that had constructed a building in the Baltimore/Washington Corridor for $1.2 million using cash reserves. We then sold the property to a third party for $2.5 million and used the proceeds to fund the acquisition of the Colorado Springs property discussed below.

On January 19, 2006, we acquired an office property to be redeveloped that is located in Colorado Springs, Colorado totaling approximately 60,000 square feet for a contract price of $2.6 million. The acquisition also included land that we believe can accommodate 25,000 additional square feet. The acquisition was financed primarily using proceeds from the property sale discussed above.

On January 20, 2006, we acquired a 31-acre land parcel adjacent to properties that we own in San Antonio, Texas for a contract price of $7.2 million. We believe that the parcel can support the future development of approximately 375,000 square feet of office space. The acquisition was financed primarily using borrowings under our Revolving Credit Facility.

On February 6, 2006, we sold two properties that we own in the Baltimore/Washington Corridor totaling approximately 142,000 square feet for a contract price of $17.0 million. We used the proceeds from the sale to pay down our Revolving Credit Facility. In connection with this sale, we executed a $14.0 million letter of credit agreement with a lender to release these properties as collateral on an outstanding loan from the lender pending the substitution of two other buildings as collateral, which is expected to be completed by mid-2006.

On February 10, 2006, we acquired a 50% interest in a joint venture owning a land parcel that is located adjacent to properties that we own in the Baltimore/Washington Corridor for $1.8 million using cash reserves. The joint venture is constructing an office property totaling approximately 43,000 square feet on the land parcel.

On February 28, 2006, we acquired a 6-acre land parcel that is located near properties we own in the Baltimore/Washington Corridor for a contract price of $2.1 million using cash reserves.

On March 8, 2006, we sold a property that we own in the Northern/Central New Jersey region totaling approximately 57,000 square feet for a contract price of $9.7 million. We used the proceeds from the sale to pay down our Revolving Credit Facility.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of December 31, 2005, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 42% pre-leased. We estimate remaining costs to be incurred will total approximately $91.7 million upon completion of these properties; we expect to incur these costs primarily in 2006 and 2007. We have $48.2 million remaining to be borrowed under construction loan facilities totaling $95.5 million for four of these properties. We expect to fund the remaining portion of these costs using primarily borrowings from new construction loan facilities.

As of December 31, 2005, we had pre-construction activities underway on six new office properties estimated to total 722,000 square feet. We estimate that costs for these properties will total approximately $135.0 million. As of December 31, 2005, costs incurred on these properties totaled $2.9 million and the balance is expected to be incurred from 2006 through 2008. We expect to fund most of these costs using borrowings from new construction loan facilities.

As of December 31, 2005, we had redevelopment activities underway on three properties totaling 663,000 square feet. Two of these properties are owned by a joint venture in which we own a 92.5% interest. We estimate that remaining costs of the redevelopment activities will total approximately $44.7 million. We expect to fund most of these costs using borrowings under new construction loan facilities.

Included in our 2005 acquisitions were two office properties in San Antonio, Texas totaling 468,994 square feet. We expect to incur approximately $7.0 million in improvements for these properties from 2006 to 2007. We expect to fund most of these costs using borrowings under the Revolving Credit Facility.

During 2006 and beyond, we expect to complete other acquisitions of properties and commence construction and pre-construction activities in addition to the ones previously described. We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new loans, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares.

Factors that could negatively affect our ability to finance our long-term financing and investing needs in the future include the following:

•       Our strategy is to operate with slightly higher debt levels than many other REITs. However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn. Most of our properties have been mortgaged to collateralize indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.

•       We may not be able to refinance our existing indebtedness.

•       Much of our ability to raise capital through the issuance of preferred shares, common shares or securities that are convertible into our common shares is dependent on the value of our common and preferred shares. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common and preferred shares. These conditions include, but are not limited to: (1) market perception of REITs in general and office REITs in particular; (2) market perception of REITs relative to other investment opportunities; (3) the level of institutional investor interest in our company; (4) general economic and business conditions; (5) prevailing interest rates; and (6) market perception of our financial condition, performance, dividends and growth potential.

•       In 2005, we completed acquisitions of properties in regions where we did not previously own properties. Moreover, we expect to continue to pursue selective acquisitions of properties in new regions. These acquisitions may entail risks in addition to those we have faced in past acquisitions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably.

•       When we develop and construct properties, we assume the risk that actual costs will exceed our budgets, that we will experience construction or development delays and that projected leasing will not occur, any of which could adversely affect our financial performance and our ability to make distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

•       We invest in certain entities in which we are not the exclusive investor or principal decision maker. Aside from our inability to unilaterally control the operations of these joint ventures, our investments entail the additional risks that (1) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (2) the other parties to these investments may take actions that are inconsistent with our objectives.

•       Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are depressed. Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the sellers’ consent. Due to all of these factors, we may be unable to sell a property at an advantageous time to fund our long-term capital needs.

•       We are subject to various federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. Costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons. Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability on an entity even if the facility was not owned or operated by the entity.

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

Basic funds from operations (“Basic FFO”) is FFO adjusted to (1) subtract preferred share dividends and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us. With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders. Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions. We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares. We believe that net income is the most directly comparable GAAP measure to Basic FFO. Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for 2001 through 2005 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)
Net income	$39,031	$37,032	$30,877	$23,301	$19,922
Add: Real estate-related depreciation and amortization	62,850	51,371	36,681	30,832	20,558
Add: Depreciation and amortization on unconsolidated real estate entities	182	106	295	165	144
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(114)	(86)	—	—	—
Less: Gain on sales of real estate, excluding development portion(1)	(4,422)	(95)	(2,897)	(268)	(416)
Less: Issuance costs associated with redeemed preferred shares	—	(1,813)	—	—	—
Add: Cumulative effect of accounting change	—	—	—	—	263
Funds from operations (“FFO”)	97,527	86,515	64,956	54,030	40,471
Add: Minority interests-common units in the Operating Partnership	5,889	5,659	6,712	5,800	6,592
Less: Preferred share dividends	(14,615)	(16,329)	(12,003)	(10,134)	(6,857)
Funds from Operations—basic (“Basic FFO”)	88,801	75,845	59,665	49,696	40,206
Add: Preferred unit distributions	—	—	1,049	2,287	2,287
Add: Restricted common share dividends	—	382	—	283	—
Add: Convertible preferred share dividends	—	21	544	544	508
Expense associated with dilutive options	—	—	10	44	—
Funds from Operations—diluted (“Diluted FFO”)	$88,801	$76,248	$61,268	$52,854	$43,001
Weighted average common shares	37,371	33,173	26,659	22,472	20,099
Conversion of weighted average common units	8,702	8,726	8,932	9,282	9,437
Weighted average common shares/units—basic FFO	46,073	41,899	35,591	31,754	29,536
Assumed conversion of share options	1,626	1,675	1,405	936	406
Assumed conversion of weighted average convertible preferred units	—	—	1,101	2,421	2,421
Assumed conversion of weighted average convertible preferred shares	—	134	1,197	1,197	1,118
Restricted common shares	—	221	—	326	—
Weighted average common shares/units—diluted FFO	47,699	43,929	39,294	36,634	33,481
Diluted FFO per common share	$1.86	$1.74	$1.56	$1.44	$1.28
Numerator for diluted EPS	$24,416	$18,911	$7,650	$13,711	$13,573
Add: Minority interests-common units in the Operating Partnership	5,889	5,659	6,712	5,800	6,592
Add: Real estate-related depreciation and amortization	62,850	51,371	36,681	30,832	20,558
Add: Depreciation and amortization on unconsolidated real estate entities	182	106	295	165	144
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(114)	(86)	—	—	—
Less: Gain on sales of real estate, excluding development portion(1)	(4,422)	(95)	(2,897)	(268)	(416)
Add: Convertible preferred share dividends	—	—	544	—	—
Add: Preferred unit distributions	—	—	1,049	2,287	2,287
Add: Expense associated with dilutive options	—	—	10	44	—
Add: Restricted common share dividends	—	382	—	283	—
Add: Repurchase of Series C Preferred Units in excess of recorded book value	—	—	11,224	—	—
Add: Cumulative effect of accounting change	—	—	—	—	263
Diluted FFO	$88,801	$76,248	$61,268	$52,854	$43,001
Denominator for diluted EPS	38,997	34,982	28,021	24,547	21,623
Weighted average common units	8,702	8,726	8,932	9,282	9,437
Assumed Conversion of weighted average convertible preferred shares	—	134	1,197	—	—
Assumed Conversion of weighted average convertible preferred units	—	—	1,101	2,421	2,421
Restricted common shares	—	—	—	326	—
Additional dilutive options	—	—	43	58	—
Denominator for Diluted FFO per share	47,699	43,842	39,294	36,634	33,481

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

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, you should refer to Note 3 to our Consolidated Financial Statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of December 31, 2005, 68.4% of our mortgage and other loans payable balance carried fixed interest rates and 91.3% of our fixed-rate loans were scheduled to mature after 2006. As of December 31, 2005, the percentage of variable-rate loans relative to total assets was 20.0%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2005 (dollars in thousands):

	For the Years Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Fixed rate(1)	$80,176	$86,332	$155,321	$61,152	$72,450	$465,491	$920,922
Average interest rate	6.61%	6.67%	6.67%	6.21%	5.97%	7.08%	6.85%
Variable rate	$46,626	$63,762	$312,970	$1,340	$1,340	$—	$426,038
Average interest rate	7.19%	5.80%	6.80%	9.31%	9.31%	—	7.38%

(1)          Represents principal maturities only and therefore excludes net premiums and discounts of $1.4 million.

The fair market value of our mortgage and other loans payable was $1.35 billion at December 31, 2005 and $1.04 billion at December 31, 2004.

Based on our variable-rate debt balances, our interest expense would have increased by $3.6 million in 2005 and $2.0 million in 2004 if short-term interest rates were 1% higher. Interest expense in 2005 was more sensitive to a change in interest rates than 2004 due primarily to a higher average variable-rate debt balance in 2005.

Item 8                           Financial Statements and Supplementary Data

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

I.   Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

II.   Internal Control Over Financial Reporting

(a)           Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)          Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report beginning on page F-3.

(c)           Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Items 10, 11, 12, 13 & 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2006 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   The following documents are filed as exhibits to this Form 10-K:

1.     Financial Statements. See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K.

2.     Financial Statement Schedule. See “Index to Consolidated Financial Statements” on page F-1 of this Form 10-K..

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

10.1.11

Tenth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 29, 2001 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

10.1.19

Eighteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 18, 2005 (filed with the Company’s Form 8-K on April 22, 2005 and incorporated herein by reference).

10.1.20

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

10.6.1*

Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Randall M. Griffin (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.6.2*

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

10.7.2*

Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 16, 2005 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.8.1*

Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on August 12, 2003 with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.8.2*

Amendment to Employment Agreement, dated March 4, 2005, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on March 16, 2005 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

10.26

Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company’s Form 8-K on April 15, 2005 and incorporated herein by reference).

10.27

Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

10.28*

Employment Agreement, dated November 18, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Karen M. Singer (filed with the Company’s Current Report on Form 8-K on December 1, 2005 and incorporated herein by reference).

10.29	Description of Compensation of Non-Employee Trustees (filed herewith).
10.30	Description of annual cash incentive awards to executives (filed herewith).
12.1	Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

*                    —Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST
Date: March 16, 2006	By:	/s/ RANDALL M. GRIFFIN
Randall M. Griffin
President and Chief Executive Officer
Date: March 16, 2006	By:	/s/ ROGER A. WAESCHE, JR.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ JAY H . SHIDLER	Chairman of the Board and Trustee	March 16, 2006
(Jay H. Shidler)
/s/ CLAY W. HAMLIN, III	Vice Chairman of the Board and	March 16, 2006
(Clay W. Hamlin, III)	Trustee
/s/ RANDALL M. GRIFFIN	President, Chief Executive Officer and	March 16, 2006
(Randall M. Griffin)	Trustee
/s/ ROGER A. WAESCHE, JR.	Executive Vice President and Chief	March 16, 2006
(Roger A. Waesche, Jr.)	Financial Officer
/s/ THOMAS F. BRADY	Trustee	March 16, 2006
(Thomas F. Brady)
/s/ ROBERT L. DENTON	Trustee	March 16, 2006
(Robert L. Denton)
/s/ STEVEN D. KESLER	Trustee	March 16, 2006
(Steven D. Kesler)
/s/ KENNETH S. SWEET, JR.	Trustee	March 16, 2006
(Kenneth S. Sweet, Jr.)
/s/ KENNETH D. WETHE	Trustee	March 16, 2006
(Kenneth D. Wethe)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 16, 2006

/s/ RANDALL M. GRIFFIN	/s/ ROGER A. WAESCHE, JR.
Randall M. Griffin	Roger A. Waesche Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corporate Office Properties Trust:

We have completed integrated audits of Corporate Office Properties Trust’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Baltimore, Maryland
March 16, 2006

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Investment in real estate:
Operating properties, net	$1,631,038	$1,407,148
Projects under construction or development	255,617	136,152
Total commercial real estate properties, net	1,886,655	1,543,300
Investments in and advances to unconsolidated real estate joint ventures	1,451	1,201
Investment in real estate, net	1,888,106	1,544,501
Cash and cash equivalents	10,784	13,821
Restricted cash	21,476	12,617
Accounts receivable, net	15,606	16,771
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	32,579	26,282
Intangible assets on real estate acquisitions, net	90,984	67,560
Deferred charges, net	35,046	27,642
Prepaid and other assets	29,872	18,646
Furniture, fixtures and equipment, net	4,302	2,565
Total assets	$2,130,376	$1,732,026
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,348,351	$1,022,688
Accounts payable and accrued expenses	41,693	46,307
Rents received in advance and security deposits	14,774	12,781
Dividends and distributions payable	16,703	14,713
Deferred revenue associated with acquired operating leases	12,707	7,247
Distributions in excess of investment in unconsolidated real estate joint venture	3,081	—
Other liabilities	4,727	7,488
Total liabilities	1,442,036	1,111,224
Minority interests:
Common units in the Operating Partnership	95,014	88,355
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	2,013	1,723
Total minority interests	105,827	98,878
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued of 8,569,000 and outstanding of 6,775,000) (Note 11)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 39,927,316 at December 31, 2005 and 36,842,108 at December 31, 2004)	399	368
Additional paid-in capital	657,339	578,228
Cumulative distributions in excess of net income	(67,697)	(51,358)
Value of unearned restricted common share grants	(7,113)	(5,381)
Accumulated other comprehensive loss	(482)	—
Total shareholders’ equity	582,513	521,924
Total liabilities and shareholders’ equity	$2,130,376	$1,732,026

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenues
Rental revenue	$219,062	$189,508	$150,144
Tenant recoveries and other real estate operations revenue	30,849	21,791	21,003
Construction contract revenues	74,357	25,018	28,865
Other service operations revenues	4,877	3,885	2,875
Total revenues	329,145	240,202	202,887
Expenses
Property operating expenses	75,258	61,738	50,453
Depreciation and other amortization associated with real estate operations	63,063	51,180	36,479
Construction contract expenses	72,534	23,733	27,483
Other service operations expenses	4,753	3,263	3,450
General and administrative expenses	13,534	10,938	7,893
Total operating expenses	229,142	150,852	125,758
Operating income	100,003	89,350	77,129
Interest expense	(56,655)	(43,600)	(40,367)
Amortization of deferred financing costs	(2,240)	(2,431)	(2,767)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	41,108	43,319	33,995
Equity in loss of unconsolidated entities	(88)	(88)	(98)
Income tax (expense) benefit	(668)	(795)	169
Income from continuing operations before minority interests	40,352	42,436	34,066
Minority interests in income from continuing operations
Common units in the Operating Partnership	(4,869)	(5,572)	(5,394)
Preferred units in the Operating Partnership	(660)	(179)	(1,049)
Other consolidated entities	85	12	—
Income from continuing operations	34,908	36,697	27,623
Income from discontinued operations, net of minority interests	3,855	448	2,918
Income before gain (loss) on sales of real estate	38,763	37,145	30,541
Gain (loss) on sales of real estate, net	268	(113)	336
Net income	39,031	37,032	30,877
Preferred share dividends	(14,615)	(16,329)	(12,003)
Repurchase of preferred units in excess of recorded book value	—	—	(11,224)
Issuance costs associated with redeemed preferred shares	—	(1,813)	—
Net income available to common shareholders	$24,416	$18,890	$7,650
Basic earnings per common share
Income from continuing operations	$0.55	$0.56	$0.18
Discontinued operations	0.10	0.01	0.11
Net income	$0.65	$0.57	$0.29
Diluted earnings per common share
Income from continuing operations	$0.53	$0.53	$0.17
Discontinued operations	0.10	0.01	0.10
Net income	$0.63	$0.54	$0.27

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Value of Unearned Restricted Common Share Grants	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002 (23,606,132 common shares outstanding)	$43	$236	$312,373	$(21,067)	$(2,739)	$(349)	$288,497
Conversion of common units to common shares (119,533 shares)	—	1	2,065	—	—	—	2,066
Common shares issued to the public (5,290,000 shares)	—	53	79,205	—	—	—	79,258
Series G Cumulative Redeemable Preferred Shares issued to the public (2,200,000 shares)	22	—	53,153	—	—	—	53,175
Series H Cumulative Redeemable Preferred Shares issued to the public (2,000,000 shares)	20	—	48,312	—	—	—	48,332
Series C Preferred Unit redemption	—	—	—	(11,224)	—	—	(11,224)
Increase in fair value of derivatives	—	—	—	—	—	55	55
Restricted common share grants issued (119,324 shares)	—	1	1,750	—	(1,751)	—	—
Value of earned restricted share grants	—	—	185	—	383	—	568
Exercise of share options (262,278 shares)	—	3	2,465	—	—	—	2,468
Expense associated with share options	—	—	75	—	—	—	75
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(6,697)	—	—	—	(6,697)
Net income	—	—	—	30,877	—	—	30,877
Dividends	—	—	—	(37,069)	—	—	(37,069)
Balance at December 31, 2003 (29,397,267 common shares outstanding)	85	294	492,886	(38,483)	(4,107)	(294)	450,381
Conversion of common units to common shares (326,108 shares)	—	3	8,038	—	—	—	8,041
Common shares issued to the public (5,033,600 shares)	—	50	115,184	—	—	—	115,234
Common shares issued to employees (4,000 shares)	—	—	91	—	—	—	91
Series B preferred share redemption	(13)	—	(31,238)	—	—	—	(31,251)
Series D preferred share conversion	(5)	12	(7)	—	—	—	—
Increase in fair value of derivatives	—	—	—	—	—	294	294
Restricted common share grants issued (99,935 shares)	—	1	2,270	—	(2,271)	—	—
Value of earned restricted share grants	—	—	388	—	997	—	1,385
Exercise of share options (784,398 shares)	—	8	7,502	—	—	—	7,510
Expense associated with share options	—	—	519	—	—	—	519
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(19,360)	—	—	—	(19,360)
Increase in tax benefit associated with share-based compensation	—	—	1,955	—	—	—	1,955
Net income	—	—	—	37,032	—	—	37,032
Dividends	—	—	—	(49,907)	—	—	(49,907)
Balance at December 31, 2004 (36,842,108 common shares outstanding)	67	368	578,228	(51,358)	(5,381)	—	521,924
Conversion of common units to common shares (253,575 shares)	—	3	9,117	—	—	—	9,120
Common shares issued to the public (2,300,000 shares)	—	23	75,118	—	—	—	75,141
Decrease in accumulated other comprehensive loss in connection with derivatives	—	—	—	—	—	(482)	(482)
Restricted common share grants issued (130,975 shares)	—	1	3,480	—	(3,481)	—	—
Restricted common share cancellations (10,422 shares)	—	—	(205)	—	205	—	—
Value of earned restricted share grants	—	—	536	—	1,544	—	2,080
Exercise of share options (411,080 shares)	—	4	4,394	—	—	—	4,398
Expense associated with share options	—	—	93	—	—	—	93
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(12,888)	—	—	—	(12,888)
Decrease in tax benefit associated with share-based compensation	—	—	(534)	—	—	—	(534)
Net income	—	—	—	39,031	—	—	39,031
Dividends	—	—	—	(55,370)	—	—	(55,370)
Balance at December 31, 2005 (39,927,316 common shares outstanding)	$67	$399	$657,339	$(67,697)	$(7,113)	$(482)	$582,513

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$39,031	$37,032	$30,877
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,464	5,826	7,761
Depreciation and other amortization	63,555	51,904	37,141
Amortization of deferred financing costs	2,240	2,431	2,799
Amortization of deferred market rental revenue	(426)	(931)	(1,817)
Equity in loss of unconsolidated entities	88	88	98
(Gain) loss on sales of real estate	(4,690)	150	(3,467)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(6,922)	(8,372)	(4,670)
Increase in accounts receivable, restricted cash and prepaid and other assets	(13,095)	(11,438)	(11,144)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	7,946	5,850	9,278
Other	1,753	1,954	927
Net cash provided by operating activities	95,944	84,494	67,783
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(499,926)	(251,982)	(196,888)
Proceeds from sales of properties	29,467	—	40,204
Proceeds from contribution of assets to unconsolidated real estate joint venture	68,633	—	—
Investments in and advances to unconsolidated entities	(130)	(146)	(7,062)
Distributions from unconsolidated entities	250	—	—
Leasing costs paid	(9,272)	(11,024)	(2,861)
Advances to certain real estate joint ventures	—	(515)	(2,520)
(Increase) decrease in restricted cash associated with investing activities	(5,620)	1,183	(2,399)
Other	(2,495)	(1,308)	(1,423)
Net cash used in investing activities	(419,093)	(263,792)	(172,949)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	889,399	573,879	270,956
Repayments of mortgage and other loans payable	(580,642)	(421,621)	(271,146)
Deferred financing costs paid	(4,307)	(3,436)	(1,681)
Increase in other liabilities associated with financing activities	—	4,000	4,000
Acquisition of partner interest in consolidated joint venture	(1,208)	(4,928)	—
Net proceeds from issuance of common shares	79,539	122,744	81,726
Net proceeds from issuance of preferred shares	—	—	101,507
Repurchase of preferred units	—	—	(35,591)
Redemption of preferred shares	—	(31,251)	—
Dividends paid	(53,587)	(47,551)	(34,719)
Distributions paid	(9,677)	(8,435)	(9,210)
Other	595	237	2,814
Net cash provided by financing activities	320,112	183,638	108,656
Net (decrease) increase in cash and cash equivalents	(3,037)	4,340	3,490
Cash and cash equivalents
Beginning of period	13,821	9,481	5,991
End of period	$10,784	$13,821	$9,481

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.      Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets. We have implemented a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants. As of December 31, 2005, our investments in real estate included the following:

•       165 wholly owned operating properties in our portfolio with an average size of 83,000 square feet per property;

•       14 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling approximately 52,000 square feet that was under redevelopment;

•       wholly owned land parcels totaling 311 acres that we believe are potentially developable into approximately 4.5 million square feet; and

•       partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2005 follows:

	December 31,
	2005	2004
Common Units	82%	80%
Series E Preferred Units	100%	100%
Series F Preferred Units	100%	100%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%

Two of our trustees controlled, either directly or through ownership by other entities or family members, an additional 15% of the Operating Partnership’s common units.

In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the “Service Companies”):

Entity Name	Type of Service Business
COPT Property Management Services, LLC (“CPM”)(1)	Real Estate Management
COPT Development & Construction Services, LLC (“CDC”)(2)	Construction and Development
Corporate Development Services, LLC (“CDS”)	Construction and Development
Corporate Cooling and Controls, LLC (“CC&C”)	Heating and Air Conditioning

(1)          Prior to November 1, 2005, CPM’s name was Corporate Realty Management, LLC.

(2)          CDC was formed on November 1, 2005.

Most of the services that CPM provides are for us. CDC and CC&C provide services to us and to third parties. CDS provided service to us and to third parties until November 1, 2005, after which it provided services only to third parties.

2.      Basis of Presentation

We use four different accounting methods to report our investments in entities: the consolidation method, the equity method, the cost method and the financing method.

Consolidation Method

We generally use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. Under the consolidation method of accounting, the accounts of the entity being consolidated are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. For all of the periods presented, our Consolidated Financial Statements include the accounts of:

•       COPT;

•       the Operating Partnership and its subsidiary partnerships and LLCs;

•       the Service Companies; and

•       Corporate Office Properties Holdings, Inc. (of which we own 100%).

Our approach to determining when the use of the consolidation method is appropriate changed with our adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). FIN 46(R) provides guidance in identifying situations in which an entity is controlled by its owners without such owners owning most of the outstanding voting rights in the entity; it defines the entity in such situations as a variable interest entity (“VIE”). FIN 46(R) then provides guidance in determining when an owner of a VIE should use the consolidation method in accounting for its investment in the VIE. We adopted FIN 46(R) immediately for all VIEs created subsequent to January 31, 2003 and effective March 31, 2004 for VIEs created prior to February 1, 2003. In connection with our adoption of FIN 46(R), we began to use the consolidation method of accounting effective March 31, 2004 for our investments in the following joint ventures: MOR Forbes 2 LLC, Gateway 70 LLC and MOR Montpelier 3 LLC, which were previously accounted for using the equity method of accounting, and NBP 220, LLC, which was previously accounted for using the financing method of accounting (see below for a discussion of the equity and financing methods).

Equity Method

We generally use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations. Under the equity method, we report:

•       our ownership interest in the entity’s capital as an investment on our Consolidated Balance Sheets; and

•       our percentage share of the earnings or losses from the entity in our Consolidated Statements of Operations.

As discussed above, FIN 46(R) affects our determination of when to use the equity method of accounting.

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

At the time we exercise the option to acquire our partner’s joint venture interest, we begin consolidating the accounts of the entity with our accounts. As discussed above, FIN 46(R) affects our determination of when to use the financing method of accounting.

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

These estimates include such items as depreciation, allocation of real estate acquisition costs and allowances for doubtful accounts. Actual results could differ from those estimates. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management’s control. As a result, actual amounts could differ from these estimates.

Acquisitions of Real Estate

We allocate the costs of real estate acquisitions to assets acquired and liabilities assumed based on the relative fair values at the date of acquisition pursuant to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets acquired, we consider, among other things, information obtained about each property as a result of our due diligence, leasing activities and knowledge of the markets in which the properties are located. We utilize various valuation methods, such as estimated cash flow projections utilizing discount and capitalization rate assumptions and available market information. We allocate the costs of real estate acquisitions to the following components:

•       Real estate based on a valuation of the acquired property performed with the assumption that the property is vacant upon acquisition (the “as if vacant value”). We then allocate the real estate value derived using this approach between land and building and improvements using our estimates and assumptions.

•       In-place operating leases to the extent that the present value of future rents under the contractual lease terms are above or below the present value of market rents at the time of acquisition (the “lease to market value”). For example, if we acquire a property and the leases in place for that property carry rents below the market rent for such leases at the time of acquisition, we classify the amount equal to the difference between (1) the present value of the future rental revenue under the lease using market rent assumptions and (2) the present value of future rental revenue under the terms of the lease as deferred revenue. Conversely, if the leases in place for that property carry rents above the market rent, we classify the difference as an intangible asset. Deferred revenue or deferred assets recorded in connection with in-place operating leases of acquired properties are amortized into rental revenue over the terms of the leases.

•       Existing tenants in a property (the “lease-up value”). This amount represents the value associated with acquiring a built-in revenue stream on a leased building. It is computed as the difference between the present value of the property’s (1) revenues less operating expenses as if the property was vacant upon acquisition and (2) revenues less operating expenses as if the property was acquired with leases in place at market rents.

•       Deemed cost avoidance of acquiring in-place operating leases (“deemed cost avoidance”). For example, when a new lease is entered into, the lessor typically incurs a number of origination costs in connection with the leases; such costs include tenant improvements and leasing costs. When a property is acquired with in-place leases, the origination costs for such leases were already incurred by the prior owner. Therefore, to recognize the value of these costs in recording a property acquisition, we assign value to the tenant improvements and leasing costs associated with the remaining term of in-place operating leases.

•       Tenant relationship value equal to the additional amount that we pay for a property in connection with the presence of a particular tenant in that property (the “tenant relationship value”). Our valuation of this component is affected by, among other things, our tenant lease renewal assumptions and evaluation of existing relationships with tenants.

•       Market concentration premium equal to the additional amount that we pay for a property over the fair value of assets in connection with our strategy of increasing our presence in regional submarkets (the “market concentration premium”).

Commercial Real Estate Properties

We report commercial real estate properties at our depreciated cost. The amounts reported for our commercial real estate properties include our costs of:

•       acquisitions;

•       development and construction;

•       building and land improvements; and

•       tenant improvements paid by us.

We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. We continue to capitalize these costs while construction and development activities are underway until a building becomes “operational,” which is the earlier of when leases commence on space or one year from the cessation of major construction activities. When leases commence on portions of a newly-constructed building’s space in the period prior to one year from the construction completion date, we consider that building to be “partially operational.” When a building is partially operational, we allocate the costs associated with the building between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties when they become operational.

We depreciate our assets evenly over their estimated useful lives as follows:

• Buildings and building improvements	10-40 years
• Land improvements	10-20 years
• Tenant improvements on operating properties	Related lease terms
• Equipment and personal property	3-10 years

When events or circumstances indicate that a property may be impaired, we perform an undiscounted cash flow analysis. We consider an asset to be impaired when its undiscounted expected future cash flows are less than its depreciated cost. When we determine that an asset is impaired, we utilize methods similar to those used by independent appraisers in estimating the fair value of the asset; this process requires us to make certain estimates and assumptions. We then recognize an impairment loss based on the excess of the carrying amount of the asset over its fair value. We have not recognized impairment losses on our real estate assets to date.

When we determine that a real estate asset will be held for sale, we discontinue the recording of depreciation expense of the asset and estimate the sales price, net of selling costs; if we then determine that the estimated sales price, net of selling costs, is less than the net book value of the asset, we recognize an impairment loss equal to the difference and reduce the carrying amounts of assets.

We expense property maintenance and repair costs when incurred.

Sales of Interests in Real Estate

We recognize gains from sales of interests in real estate using the full accrual method, provided that various criteria relating to the terms of sale and any subsequent involvement by us with the real estate sold are met. We recognize gains relating to transactions that do not meet the requirements of the full accrual method of accounting when the full accrual method of accounting criteria are met.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased. Cash equivalents are reported at cost, which approximates fair value. We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times. We have not experienced any losses in these accounts in the past and believe we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $421 at December 31, 2005 and $490 at December 31, 2004.

Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	December 31,
	2005	2004
Construction contract costs incurred in excess of billings	$ 15,277	$ 7,178
Prepaid expenses	7,007	5,390
Other assets	7,588	6,078
Prepaid and other assets	$ 29,872	$ 18,646

Revenue Recognition

We recognize rental revenue evenly over the terms of tenant leases. When our leases provide for contractual rent increases, which is most often the case, we average the non-cancelable rental revenues over the lease terms to evenly recognize such revenues; we refer to the adjustments resulting from this process as straight-line rental revenue adjustments. We consider rental revenue under a lease to be non-cancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable. We report these straight-line rental revenue adjustments recognized in advance of payments received as deferred rent receivable on our Consolidated Balance Sheets. We report prepaid tenant rents as rents received in advance on our Consolidated Balance Sheets.

When tenants terminate their lease obligations prior to the end of their agreed lease terms, they typically pay fees to cancel these obligations. We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant’s lease in a property is terminated early but the tenant continues to lease space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

We recognize tenant recovery revenue in the same periods in which we incur the related expenses. Tenant recovery revenue includes payments from tenants as reimbursement for property taxes, insurance and other property operating expenses.

We recognize fees for services provided by us once services are rendered, fees are determinable and collectibility is assured. We generally recognize revenue under construction contracts using the percentage of completion method when the contracts call for services to be provided over a period of time exceeding six months and the revenue and costs for such contracts can be estimated with reasonable accuracy; when these criteria do not apply to a contract, we recognize revenue on that contract once the services under the contract are complete. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a contract based on the cost of services provided on the contract as of a point in time relative to the total estimated costs on the contract.

Major Tenants

The following table summarizes the respective percentages of our rental revenue earned from our individual tenants that accounted for at least 5% of our rental revenue and our five largest tenants in the aggregate:

	For the Years Ended December 31,
	2005	2004	2003
United States Government	11%	11%	10%
Booz Allen Hamilton, Inc.	6%	5%	N/A
Computer Sciences Corporation	5%	6%	6%
AT&T Local Services(1)	N/A	6%	6%
Unisys	N/A	N/A	5%
Five largest tenants	30%	33%	31%

(1)          Includes affiliated organizations and agencies.

Geographical Concentration

We derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. The table below sets forth certain of these concentrations:

	Percentage of Total Rental Revenue
	from Real Estate Operations
	for the Years Ended December 31,
	2005	2004	2003
Mid-Atlantic	99%	100%	100%
Greater Washington, D.C.(1)	83%	79%	76%
Baltimore/Washington Corridor	49%	49%	55%

(1)          Comprised of our properties in the Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel), Northern Virginia (defined as Fairfax County, Virginia), Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick) and St. Mary’s and King George Counties (located in Maryland and Virginia, respectively).

Substantially all of our construction contract and service operations revenues were derived from operations in the Greater/Washington, D.C. region.

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled “Acquisitions of Real Estate.” We amortize the intangible assets and deferred revenue as follows:

• Lease to market value	Related lease terms
• Lease-up value	Related lease terms or estimated period of time that tenant will lease space in property
• Deemed cost avoidance	Related lease terms
• Market concentration premium	40 years
• Tenant relationship value	Estimated period of time that tenant will lease space in property

We recognize the amortization of lease to market value assets and deferred revenues as adjustments to rental revenue reported in our Consolidated Statements of Operations; we refer to this amortization as amortization of origination value of leases on acquired properties. We recognize the amortization of other intangible assets on real estate acquisitions as additional depreciation and amortization expense on our Consolidated Statements of Operations.

Deferred Charges

We defer costs that we incur to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases.

We also defer costs for long-term financing arrangements and amortize these costs over the related loan terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early.

When the costs of acquisitions exceed the fair value of tangible and identifiable intangible assets and liabilities, we record goodwill in connection with such acquisitions. We test goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We recognize an impairment loss when the discounted expected future cash flows associated with the related reporting unit are less than its unamortized cost.

Derivatives

We are exposed to the effect of interest rate changes in the normal course of business. We use interest rate swap, interest rate cap and forward starting swap agreements to reduce the impact of such interest rate changes. Interest rate differentials that arise under interest rate swap and interest rate cap contracts are recognized in interest expense over the life of the respective contracts. Interest rate differentials that arise under forward starting swaps are recognized in interest expense over the life of the respective loans for which such swaps are obtained. We do not use such derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We recognize all derivatives as assets or liabilities in the balance sheet at fair value with the offset to:

•       the accumulated other comprehensive loss component of shareholders’ equity (“AOCL”), net of the share attributable to minority interests, for any derivatives designated as cash flow hedges to the extent such derivatives are deemed effective in hedging risks (risk in the case of our prior existing derivatives being defined as changes in interest rates);

•       interest expense on our Statements of Operations for any derivatives designated as cash flow hedges to the extent such derivatives are deemed ineffective in hedging risks; or

•       other revenue on our Statements of Operations for any derivatives designated as fair value hedges.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.

Minority Interests

As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. We also do not own 100% of certain consolidated real estate joint ventures. The amounts reported for minority interests on our Consolidated Balance Sheets represent the portion of these consolidated entities’ equity that we do not own. The amounts reported for minority interests on our Consolidated Statements of Operations represent the portion of these consolidated entities’ net income not allocated to us.

Common units of the Operating Partnership (“common units”) are substantially similar economically to our common shares of beneficial interest (“common shares”). Common units not owned by us are also exchangeable into our common shares, subject to certain conditions. During 2005, we issued 232,652 common units to unrelated third parties in connection with certain property acquisitions.

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

On September 23, 2004, we issued 352,000 Series I Preferred Units in the Operating Partnership to an unrelated party in connection with our acquisition of two properties in Northern Virginia. These units have a liquidation preference of $25.00 per unit, plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by the Operating Partnership at our option any time after September 22, 2019. The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for common shares in accordance with the terms of the Operating Partnership’s agreement of limited partnership.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$34,908	$36,697	$27,623
Add (less): Gain (loss) on sales of real estate, net	268	(113)	336
Less: Preferred share dividends	(14,615)	(16,329)	(12,003)
Less: Issuance costs associated with redeemed preferred shares	—	(1,813)	—
Less: Repurchase of preferred units in excess of recorded book value	—	—	(11,224)
Numerator for basic EPS from continuing operations	20,561	18,442	4,732
Add: Convertible preferred share dividends	—	21	—
Numerator for diluted EPS from continuing operations	20,561	18,463	4,732
Add: Income from discontinued operations, net	3,855	448	2,918
Less: Convertible preferred share dividends	—	(21)	—
Numerator for basic EPS on net income available to common shareholders	24,416	18,890	7,650
Add: Convertible preferred share dividends	—	21	—
Numerator for diluted EPS on net income available to common shareholders	$24,416	$18,911	$7,650
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	37,371	33,173	26,659
Assumed conversion of share options	1,626	1,675	1,362
Assumed conversion of convertible preferred shares	—	134	—
Denominator for diluted EPS	38,997	34,982	28,021
Basic EPS:
Income from continuing operations	$0.55	$0.56	$0.18
Income from discontinued operations	0.10	0.01	0.11
Net income available to common shareholders	$0.65	$0.57	$0.29
Diluted EPS
Income from continuing operations	$0.53	$0.53	$0.17
Income from discontinued operations	0.10	0.01	0.10
Net income available to common shareholders	$0.63	$0.54	$0.27

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator For the Years Ended December 31,
	2005	2004	2003
Conversion of weighted average common units	8,702	8,726	8,932
Restricted common shares	206	221	166
Conversion of weighted average convertible preferred units	176	48	1,101
Conversion of weighted average preferred shares	—	—	1,197
Conversion of share options	—	5	47

Stock-Based Compensation

We and the Service Companies recognize expense from share options issued to employees using the intrinsic value method. As a result, we do not record compensation expense for share option grants except when the exercise price of a share option grant is less than the market price of our common shares on the option grant date; when this occurs, we recognize compensation expense equal to the difference between the exercise price and the grant-date market price over the service period to which the options relate.

We grant common shares subject to forfeiture restrictions to certain employees (see Note 11). We recognize compensation expense for such grants over the service periods to which the grants relate. We compute compensation expense for common share grants based on the value of such grants, as determined by the value of our common shares on the applicable measurement date, as defined below:

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

Expenses from stock-based compensation are included in our Consolidated Statements of Operations as follows:

	For the Years Ended December 31,
	2005	2004	2003
Increase in general and administrative expenses	$1,903	$1,579	$1,020
Increase in construction contract and other service operations expenses	230	552	374

The following table summarizes our operating results as if we elected to account for our stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	For the Years Ended December 31,
	2005	2004	2003
Net income, as reported	$39,031	$37,032	$30,877
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	1,670	1,824	917
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(1,671)	(1,500)	(835)
Net income, pro forma	$39,030	$37,356	$30,959
Basic EPS on net income available to common shareholders, as reported	$0.65	$0.57	$0.29
Basic EPS on net income available to common shareholders, pro forma	$0.65	$0.58	$0.29
Diluted EPS on net income available to common shareholders, as reported	$0.63	$0.54	$0.27
Diluted EPS on net income available to common shareholders, pro forma	$0.63	$0.55	$0.28

The stock-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model are set forth below:

	For the Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.97%	3.15%	3.05%
Expected life-years	6.00	4.21	5.87
Expected volatility	22.70%	22.89%	23.97%
Expected dividend yield	6.90%	7.60%	7.80%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost will be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In 2005, the FASB also issued several FASB Staff Positions that clarify certain aspects of SFAS 123(R). SFAS 123(R) will be effective for us on January 1, 2006 and will apply to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. We intend to use the modified prospective application approach to adoption provided for under SFAS 123(R); under this approach, we will recognize compensation cost on or after January 1, 2006 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on the date of grant. After adopting SFAS 123(R), we will generally be recognizing additional expense associated with share options issued to employees relative to what we would recognize under our current method. However, we are still reviewing the provisions of SFAS 123(R) and assessing the impact it will have on us for expenses associated with common shares subject to forfeiture restrictions issued to employees.

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

Fair Value of Financial Instruments

Our financial instruments include primarily notes receivable, mortgage and other loans payable and interest rate derivatives. The carrying or contract values of notes receivable approximated their fair values at December 31, 2005 and 2004. You should refer to Notes 9 and 10 for fair value of mortgage and other loans payable and derivative information.

Reclassification

We reclassified certain amounts from the prior periods to conform to the current period presentation of our Consolidated Financial Statements. These reclassifications did not affect previously reported consolidated net income or shareholders’ equity.

Recent Accounting Pronouncement

See the section above entitled “Stock-Based Compensation” for disclosure pertaining to SFAS 123(R).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The Accounting Principles Board’s Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, the guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 will be effective for us for nonmonetary asset exchanges occurring after December 31, 2005. We do not expect that the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to an unconditional obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon future events that may or may not be within the entity’s control. The fair value of liabilities related to such obligations should be recognized when incurred and reasonably estimable. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 on December 31, 2005. Our financial statements were not significantly impacted by our adoption of FIN 47.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The conclusion provided a framework for addressing the question of when a general partner, as defined in EITF 04-05, should consolidate a limited partnership. Under the consensus, a general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” This EITF is effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and, as of January 1, 2006, for existing limited partnership agreements. The EITF did not impact us in 2005. We do not expect that the adoption of this EITF in 2006 for existing limited partnership agreements will have a material effect on our financial position, results of operations or cash flows.

4.                 Commercial Real Estate Properties

Operating properties consisted of the following:

	December 31,
	2005	2004
Land	$314,719	$268,327
Buildings and improvements	1,491,254	1,280,537
	1,805,973	1,548,864
Less: accumulated depreciation	(174,935)	(141,716)
	$1,631,038	$1,407,148

Projects we had under construction or development consisted of the following:

	December 31,
	2005	2004
Land	$117,434	$74,190
Construction in progress	138,183	61,962
	$255,617	$136,152

2005 Acquisitions

We acquired the following office properties in 2005:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
8611 Military Drive	San Antonio, TX	3/30/2005	2	468,994	$30,845
Rockville Corporate Center	Rockville, MD(1)	4/7/2005	2	221,702	37,617
7175 Riverwood Drive	Columbia, MD(2)	7/27/2005	1	26,500	2,456
Gateway Crossing 95	Columbia, MD(2)	9/19/2005	5	188,819	26,060
Patriot Park I & II	Colorado Springs, CO	9/28/2005	2	135,907	17,949
1670 N. Newport Road	Colorado Springs, CO	9/30/2005	1	67,500	9,056
110 Thomas Johnson Drive	Frederick, MD(1)	10/21/2005	1	117,803	16,099
7015 Albert Einstein Drive	Columbia, MD(2)	12/1/2005	1	61,203	9,428
Interquest 3 & 4	Colorado Springs, CO	12/22/2005	2	113,170	11,443
Hunt Valley/Rutherford portfolios	Hunt Valley/Woodlawn, MD(4)	12/22/2005	21	1,106,866	123,988
			38	2,508,464	$284,941

(1)          Located in the Suburban Maryland region.

(2)          Located in the Baltimore/Washington Corridor region.

(3)          The acquisition cost excludes the effect of a premium of $263 on a loan assumed in connection with this acquisition.

(4)          Located in the Suburban Baltimore region.

During 2005, we entered into a joint venture called COPT Opportunity Invest I, LLC in which we have a 92.5% ownership interest. This joint venture identifies and acquires properties to renovate into Class A office space and completes such renovations. We use the consolidation method of accounting to account for our investment in this entity.

On December 20, 2005, we acquired the following properties through this joint venture:

•       2900 Towerview Road, located in Herndon, Virginia (which is in the Northern Virginia region), for an initial cost of $12,372. The property includes a 61,000 square foot office building with an attached 79,000 square foot warehouse building that the joint venture plans to convert to office space. The property also includes an additional 4-acre land parcel that can support the future development; and

•       7468 Candlewood Road, located in Columbia, Maryland (which is in the Baltimore/Washington Corridor), for an initial cost of $19,222. The property includes a 472,000 square foot warehouse building that the joint venture plans to convert into two office buildings totaling 325,000 square feet.

The table below sets forth the allocation of the acquisition costs of the properties described above:

	8611 Military Drive	Rockville Corporate Center	7175 Riverwood Drive	Gateway Crossing 95	Patriot Park I & II	1670 N. Newport Road	110 Thomas Johnson Drive	7015 Albert Einstein Drive	9950 & 9960 Federal Drive	Hunt Valley/ Rutherford	2900 Towerview Road	7468 Candlewood Road	Total
Land, operating properties	$ 11,007	$ 6,222	$ 1,788	$ 5,533	$ 1,303	$ 851	$ 2,810	$ 2,054	$ 1,572	$ 18,715	$ 3,207	$ —	$ 55,062
Land, construction or development	—	—	—	—	—	—	—	—	—	—	1,261	5,598	6,859
Building and improvements	19,838	28,925	763	17,582	14,333	6,989	12,075	6,084	8,913	87,933	4,467	—	207,902
Construction in progress	—	—	—	—	—	—	—	—	—	—	3,526	13,624	17,150
Intangible assets on real estate acquisitions	—	4,004	113	3,317	2,358	1,216	1,214	1,290	1,678	20,527	1,412	—	37,129
Total assets	30,845	39,151	2,664	26,432	17,994	9,056	16,099	9,428	12,163	127,175	13,873	19,222	324,102
Deferred revenue associated with acquired operating leases	—	(1,534)	(208)	(372)	(45)	—	—	—	(720)	(3,187)	(1,501)	—	(7,567)
Total acquisition cost	$ 30,845	$ 37,617	$ 2,456	$ 26,060	$ 17,949	$ 9,056	$ 16,099	$ 9,428	$ 11,443	$ 123,988	$ 12,372	$ 19,222	$ 316,535

We also acquired the following in 2005:

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

•       a 50% undivided interest in a 132-acre land parcel, subject to a cotenancy agreement, in Colorado Springs, Colorado for $10,757 on September 28, 2005; and

•       a six-acre parcel of land located in Frederick, Maryland that is adjacent to 110 Thomas Johnson Drive for $1,092 on October 21, 2005.

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

2005 Construction and Pre-Construction Activities

During 2005, we placed into service two buildings located in Annapolis Junction, Maryland and one in Columbia, Maryland.

As of December 31, 2005, we had construction underway on six new buildings in the Baltimore/Washington Corridor, one in Northern Virginia, one in St. Mary’s County, Maryland and one in Colorado Springs, Colorado. We also had pre-construction activities underway on four new buildings located in the Baltimore/Washington Corridor, one in King George County, Virginia, and one in Colorado Springs, Colorado. We had redevelopment underway on (1) one wholly owned existing building in the Baltimore/Washington Corridor and (2) two buildings owned by a joint venture (one is located in Northern Virginia and the other in the Baltimore/Washington Corridor).

2005 Dispositions

On June 10, 2005, we sold a four-acre parcel of land located in Columbia, Maryland for $2,571. We recognized a gain of $186 on this sale.

On August 31, 2005, we sold a newly constructed property in Columbia, Maryland for $4,794. We recognized a gain of $82 on this sale.

On September 8, 2005, we sold three office properties totaling 152,731 square feet located in the Northern Central New Jersey region for a total sale price of $22,458. We recognized a total gain of $4,325 on this sale.

On September 29, 2005, we contributed our portfolio of properties in Harrisburg, Pennsylvania, consisting of 16 office properties, one unimproved land parcel and an option to acquire a land parcel, into a real estate joint venture at a value of $73,000. In exchange for our contribution, we received $69,587 in cash (after closing costs and operating prorations) and a 20% interest in Harrisburg Corporate Gateway Partners, L.P. As part of this transaction, we entered into an agreement to manage the operations of the joint venture’s properties for a five year term. We did not recognize a gain on this transaction since we have certain contingent obligations that may exceed our proportionate interest remaining in effect as long as we continue to manage the properties; these contingent obligations are described below in Note 19.

2004 Acquisitions

We acquired the following office properties in 2004:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
400 Professional Drive	Gaithersburg, MD	3/5/2004	1	129,030	$23,196
Wildewood and	St. Mary’s County, MD	3/24/2004,	11	560,106	66,274
Exploration/Expedition		5/5/2004 &
Office Parks		11/9/2004
10150 York Road	Hunt Valley, MD	4/15/2004	1	176,689	15,393
Pinnacle Towers	Tysons Corner, VA	9/23/2004	2	440,102	106,452
Corporate Pointe III	Chantilly, VA	9/29/2004	1	114,126	22,903
Dahlgren Properties	Dahlgren, VA	12/21/04 &	6	204,605	27,230
		12/28/2004
			22	1,624,658	$261,448

The table below sets forth the allocation of the acquisition costs of these properties:

	400 Professional Drive	Wildewood and Exploration/ Expedition	10150 York Road	Pinnacle Towers	Corporate Pointe III	Dahlgren Properties	Total
Land	$3,673	$11,599	$2,700	$18,566	$3,511	$4,888	$44,937
Building and improvements	17,400	49,644	11,730	76,820	15,503	20,401	191,498
Intangible assets on real estate acquisitions	2,154	5,159	1,357	11,066	3,889	2,115	25,740
Total assets	23,227	66,402	15,787	106,452	22,903	27,404	262,175
Deferred revenue associated with acquired operating leases	(31)	(128)	(394)	—	—	(174)	(727)
Total acquisition cost	$23,196	$66,274	$15,393	$106,452	$22,903	$27,230	$261,448

We also acquired the following during 2004:

•       a parcel of land located in St. Mary’s County, Maryland for $1,905 on March 24, 2004 in connection with our acquisition of the Wildewood and Exploration/Expedition Office Parks;

•       two adjacent parcels of land located in Chantilly, Virginia for $4,011 on April 14, 2004. An operating building of ours is located on one of these parcels and a project we have under construction is located on the other parcel;

•       a 5.3 acre parcel of land located in Herndon, Virginia that is adjacent to one of our office properties for $9,614 on April 29, 2004;

•       a property located in Blue Bell, Pennsylvania that is adjacent to an office park we own for $401 on July 15, 2004;

•       a 14.0 acre parcel of land located in Columbia, Maryland for $6,386 on September 20, 2004; and

•       an 18.8 acre parcel of land located in South Brunswick, New Jersey that is adjacent to an office park we own for $512 on September 29, 2004.

2004 Construction/Development

During 2004, we fully placed into service a new building located in Annapolis Junction, Maryland, a new building located in Lanham, Maryland and a new building located in Chantilly, Virginia.

As of December 31, 2004, we had construction underway on five new buildings in the Baltimore/Washington Corridor, one in Chantilly, Virginia and one in St. Mary’s County, Maryland. We also had development underway in three new buildings in Annapolis Junction, Maryland and one in Columbia, Maryland.

5.   Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

							Total	Maximum
	Balance at December 31,			Date		Nature of	Assets at	Exposure
	2005		2004	Acquired	Ownership	Activity	12/31/2005	to Loss(1)
Route 46 Partners	$1,451	(2)	$1,201	3/14/2003	20%	Operates one building(3)	$23,242	$1,632
Harrisburg Corporate Gateway Partners, L.P.	(3,081	)(4)	—	9/29/2005	20%	Operates 16 buildings(5)	$79,316	$—

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

(2)             The carrying amount of our investment in this joint venture is $1,370 lower than our share of the equity in the joint venture due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. This difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(3)             This joint venture’s property is located in Fairfield, New Jersey.

(4)             The carrying amount of our investment in this joint venture is $5,204 lower than our share of the equity in the joint venture due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. This difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(5)             This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

A two-member management committee is responsible for making major decisions (as defined in the joint venture agreement) for each of these joint ventures, and we control one of the management committee positions in each case. We have additional commitments pertaining to our real estate joint ventures that are disclosed in Note 19.

The following table sets forth a combined condensed balance sheet for our unconsolidated joint ventures:

	December 31,
	2005	2004
Commercial real estate property	$94,552	$21,567
Other assets	8,006	1,436
Total assets	$102,558	$23,003
Liabilities	$82,550	$14,727
Owners’ equity	20,008	8,276
Total liabilities and owners’ equity	$102,558	$23,003

The following table sets forth a combined condensed statement of operations for the two unconsolidated joint ventures we owned as of December 31, 2005:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$5,850	$3,054	$2,592
Property operating expenses	(2,351)	(1,461)	(1,037)
Interest expense	(1,843)	(847)	(689)
Depreciation and amortization expense	(1,490)	(514)	(398)
Net income	$166	$232	$468

During 2005, we entered into a joint venture called COPT Opportunity Invest I, LLC in which we have a 92.5% ownership interest. This joint venture identifies and acquires properties to renovate into Class A office space and complete such renovations. We use the consolidation method of accounting to account for our investment in this entity. On December 20, 2005, we acquired two properties through this joint venture.

The table below sets forth information pertaining to our investments in consolidated joint ventures at December 31, 2005:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	12/31/2005	Activity	12/31/2005	12/31/2005
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties(1)	$34,987	$—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating building(2)	4,564	3,945
MOR Montpelier 3 LLC	2/21/2002	50.0%	Developing land parcel(3)	2,141	—
				$41,692	$3,945

(1)          This joint venture owns one property in Northern Virginia and one in the Baltimore/Washington Corridor.

(2)          This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(3)          This joint venture’s property is located in Laurel, Maryland (located in the Baltimore/Washington Corridor region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 19.

6.   Investment in Other Unconsolidated Entity

Since 2000, we have owned a $1,621 investment, or 5% interest, in TractManager, Inc., an entity that developed an Internet-based contract imaging and management system for sale to real estate owners and healthcare providers. We account for our investment in TractManager, Inc. using the cost method of accounting.

7.   Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	December 31, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$92,812	$20,824	$71,988	$65,638	$12,126	$53,512
Lease cost portion of deemed cost avoidance	11,054	3,991	7,063	8,700	2,552	6,148
Lease to market value	9,772	5,277	4,495	9,595	2,947	6,648
Tenant relationship value	6,349	130	6,219	—	—	—
Market concentration premium	1,333	114	1,219	1,333	81	1,252
	$121,320	$30,336	$90,984	$85,266	$17,706	$67,560

Amortization of the intangible asset categories set forth above totaled approximately $12,630 in 2005, $9,739 in 2004 and $4,524 in 2003. The approximate weighted average amortization periods of the categories set forth above follow: lease up value- 6 years; lease cost portion of deemed cost avoidance- 4 years; lease to market value: 3 years; tenant relationship value: 5 years; and market concentration premium: 37 years; the approximate weighted average amortization period for all of the categories combined is 6 years. Estimated amortization expense associated with the intangible asset categories set forth above for 2006 is $18.1 million, 2007 is $12.2 million, 2008 is $9.9 million, 2009 is $7.9 million and 2010 is $6.3 million.

8.   Deferred Charges

Deferred charges consisted of the following:

	December 31,
	2005	2004
Deferred leasing costs	$42,752	$33,302
Deferred financing costs	21,574	16,996
Goodwill	1,853	1,853
Deferred other	155	155
	66,334	52,306
Accumulated amortization	(31,288)	(24,664)
Deferred charges, net	$35,046	$27,642

9.   Mortgage and Other Loans Payable

Mortgage and other loans payable consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Loans at	December 31,		Stated Interest Rates	Dates at
	December 31, 2005	2005	2004	at December 31, 2005	December 31, 2005
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$400,000	$273,000	$203,600	LIBOR + 1.15% to 1.55%	March 2008	(1)
Mortgage Loans
Fixed rate mortgage loans(2)	N/A	921,265	737,380	3.00% - 9.48%(3)	2006 - 2034	(4)
Variable rate construction loan facilities	119,492	70,238	35,316	LIBOR + 1.40% to 2.20%	2006 - 2008	(5)
Other variable rate mortgage loans	N/A	82,800	45,124	LIBOR + 1.15% to 1.55% and Prime rate + 2.50%	2006 - 2010
Total mortgage loans		1,074,303	817,820
Note payable
Unsecured seller note	N/A	1,048	1,268	5.95%	May 2007	(6)
Total mortgage and other loans payable, net		$1,348,351	$1,022,688

(1)           The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)           Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $1,391 at December 31, 2005 and $1,569 at December 31, 2004.

(3)           The weighted average interest rate on these loans was 6.8% at December 31, 2005.

(4)           A loan with a balance of $4,963 at December 31, 2005 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)           At December 31, 2005, $38.6 million in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)   This loan is callable within 90 days by the lender.

We have guaranteed the repayment of $460,720 of the mortgage and other loans set forth above as of December 31, 2005.

In the case of each of our mortgage and construction loans, we have pledged certain of our real estate assets as collateral. As of December 31, 2005, substantially all of our real estate properties were collateralized on loan obligations or, in the case of our Revolving Credit Facility with Wachovia Bank, National Association (the “Revolving Credit Facility”), identified by us to support repayment of the loan. Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness. As of December 31, 2005, we were in compliance with these financial covenants.

Our mortgage loans mature on the following schedule:

2006	$126,802	(1)
2007	150,094	(2)
2008	468,291	(3)
2009	62,492
2010	73,790
Thereafter	465,491
Total	$1,346,960	(4)

(1)          Includes a loan maturity totaling $41,600 that may be extended for two six-month periods, subject to certain conditions.

(2)          Includes maturities totaling $62,422 that may be extended for a one-year period, subject to certain conditions.

(3)          Includes maturities totaling $311,631 that may be extended for a one-year period, subject to certain conditions.

(4)          Represents principal maturities only and therefore excludes net premiums of $1,391.

We estimate that the fair value of our mortgage and other loans was $1,345,789 at December 31, 2005 and $1,037,100 at December 31, 2004.

Weighted average borrowings under our Revolving Credit Facility totaled $272,267 in 2005 and $142,043 in 2004. The weighted average interest rate on this credit facility totaled 4.62% in 2005 and 3.13% in 2004.

Weighted average borrowings under our secured revolving credit facility with Bankers Trust Company totaled $3,607 in 2004. The weighted average interest rate on this credit facility totaled 3.01% in 2004.

On June 24, 2005, we amended our Revolving Credit Facility. Under the amendment, the maximum principal amount was increased from $300,000 to $400,000, with a right to further increase the maximum principal amount in the future to $600,000, subject to certain conditions. In addition, the scheduled maturity date was extended for one year to March 2008, with a one-year extension available, subject to certain conditions. The amount available under the Revolving Credit Facility is generally computed based on 65% of the appraised value of assets identified by us to support repayment of the loan. As of December 31, 2005, the maximum amount available under this line of credit totaled $366,192, of which $92,192 was unused.

We capitalized interest costs of $9,871 in 2005, $5,112 in 2004 and $2,846 in 2003.

10.   Derivatives

The following table sets forth our derivative contracts and their respective fair values:

	Notional	One-Month	Effective	Expiration	Fair Value at December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2005	2004
Interest rate swap	$50,000	2.3075%	1/2/2003	1/3/2005	N/A	$—
Forward starting swap	73,400	5.0244%	7/15/2005	7/15/2015	N/A	N/A

We designated each of these derivatives as cash flow hedges. The first contract noted above hedged the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until it matured on January 2, 2005. The second contract represents a forward starting swap into which we entered to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005. We obtained this long-term financing in October 2005 and cash settled the swap at that time for a payment of $603. This payment represented the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settled the swap, plus accrued interest.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Years Ended December 31,
	2005	2004	2003
Increase in fair value applied to AOCL(1) and interests	$—	$390	$104
Increase (decrease) in fair value recognized as gain(2)	—	77	(77)

(1)          AOCL is defined in Note 3.

(2)          Represents hedge ineffectiveness and is included in interest expense on our Consolidated Statements of Operations.

The $603 discussed above that we paid to cash settle the forward-starting swap was recorded to AOCL and will be amortized into interest expense over the ten-year term of the loan it was hedging.

11.   Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	December 31, 2005	December 31, 2004
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	11	11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Set forth below is a summary of additional information pertaining to our preferred shares of beneficial interest:

Series of Preferred Share of Beneficial	# of Shares	Month of	Annual Dividend	Annual Dividend	Earliest Redemption
Interest	Issued	issuance	Yield(1)	Per Share	Date
Series E	1,150,000	April 2001	10.250%	2.56250	7/15/2006
Series F	1,425,000	September 2001	9.875%	2.46875	10/15/2006
Series G	2,200,000	August 2003	8.000%	2.00000	8/11/2008
Series H	2,000,000	December 2003	7.500%	1.87500	12/18/2008

(1)          Yield computed based on $25 per share redemption price.

All of the classes of preferred shares set forth in the table above are nonvoting and redeemable for cash at $25.00 per share at our option on or after the earliest redemption date. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of preferred units in the Operating Partnership owned by us that carries substantially the same terms.

On February 11, 2004, the holder of the Series D Preferred Shares exercised its right to cause us to convert the shares into common shares on the basis of 2.2 common shares for each Series D Preferred Share, resulting in the issuance of 1,196,800 common shares.

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

On September 28, 2004, we sold 2,283,600 common shares in an underwritten public offering at a net price of $25.10 per share. We contributed the net proceeds totaling approximately $57,200 to our Operating Partnership in exchange for 2,283,600 common units.

On September 28, 2005, we sold 2,300,000 common shares to an underwriter at a net price of $32.76 per share. We contributed the net proceeds after offering costs totaling approximately $75,170 to our Operating Partnership in exchange for 2,300,000 common units.

Over the three years ended December 31, 2005, common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit in the amount of 253,575 in 2005, 326,108 in 2004 and 119,533 in 2003.

We issued common shares to certain employees totaling 130,975 in 2005, 99,935 in 2004 and 119,324 in 2003. All of these share issuances are subject to forfeiture restrictions that lapse annually throughout their respective terms as the employees remain employed by us. Forfeiture restrictions lapsed on common shares issued to employees in the amount of 143,723 in 2005, 113,478 in 2004 and 49,073 in 2003.

Over the three years ended December 31, 2005 we issued common shares in connection with the exercise of share options totaling 411,080 in 2005, 784,398 in 2004 and 262,278 in 2003.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the AOCL component of shareholders’ equity:

	For the Years Ended December 31,
	2005	2004	2003
Beginning balance	$—	$(294)	$(349)
Unrealized (loss) gain on derivatives, net of minority interests	(482)	294	55
Ending balance	$(482)	$—	$(294)

The table below sets forth our comprehensive income:

	For the Years Ended December 31,
	2005	2004	2003
Net income	$39,031	$37,032	$30,877
Unrealized (loss) gain on derivatives, net of minority interests	(482)	294	55
Total comprehensive income	$38,549	$37,326	$30,932

12.   Share Options and Employee Benefit Plans

Share Options

In 1993, we adopted a share option plan for our Trustees under which we have 75,000 common shares reserved for issuance. These options expire ten years after the date of grant and are all exercisable.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees. This plan provides for the award of share options, common shares subject to forfeiture restrictions and dividend equivalents. We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares. Trustee options under this plan become exercisable beginning on the first anniversary of their grant. The vesting periods for employees’ options under this plan range from immediately to five years. Options expire ten years after the date of grant.

The following table summarizes share option transactions under the plans described above:

	Shares	Range of Exercise Price per Share		Weighted Average Exercise Price per Share
Outstanding at December 31, 2002	3,305,543	$5.25 - $14.3	0	$9.69
Granted-2003	174,740	$13.47 - $18.0	8	$15.53
Forfeited-2003	(15,979)	$7.63 - $13.6	9	$11.52
Exercised-2003	(262,278)	$7.63 - $14.3	0	$9.39
Outstanding at December 31, 2003	3,202,026	$5.25 - $14.3	0	$10.03
Granted-2004	290,450	$15.93 - $28.6	9	$22.30
Forfeited-2004	(20,994)	$8.63 - $25.0	5	$17.81
Exercised-2004	(784,398)	$5.63 - $17.2	5	$9.57
Outstanding at December 31, 2004	2,687,084	$5.38 - $28.6	9	$11.43
Granted-2005	521,588	$25.52 - $36.0	8	$28.38
Forfeited-2005	(87,665)	$10.00 - $34.8	9	$23.60
Exercised-2005	(411,080)	$5.38 - $25.0	5	$10.70
Outstanding at December 31, 2005	2,709,927	$5.63 - $36.0	8	$14.41
Available for future grant at December 31, 2005	914,754
Exercisable at December 31, 2003	1,986,464	(1)		$9.64
Exercisable at December 31, 2004	1,617,080	(2)		$10.26
Exercisable at December 31, 2005	2,054,919	(3)		$10.58

(1)          432,183 of these options had an exercise price ranging from $5.25 to $7.99, 1,089,165 had an exercise price ranging from $8.00 to $10.99 and 465,116 had an exercise price ranging from $11.00 to $14.30.

(2)          312,650 of these options had an exercise price ranging from $5.38 to $7.99, 704,238 had an exercise price ranging from $8.00 to $10.99 and 600,192 had an exercise price ranging from $11.00 to $18.08.

(3)          486,250 of these options had an exercise price ranging from $5.63 to $7.99, 854,027 had an exercise price ranging from $8.00 to $10.99, 590,104 had an exercise price ranging from $11.00 to $16.99 and 124,538 had an exercise price ranging from $17.00 to $28.69.

The weighted average remaining contractual life of the options at December 31, 2005 was approximately six years.

A summary of the weighted average grant-date fair value per option granted is as follows:

	For the Years Ended December 31,
	2005	2004	2003
Weighted average grant-date fair value	$2.82	$2.18	$1.34
Weighted average grant-date fair value-exercise price equals market price on grant-date	$2.83	$2.15	$1.30
Weighted average grant-date fair value-exercise price exceeds market price on grant-date	$2.51	$1.65	$1.16
Weighted average grant-date fair value-exercise price less than market price on grant-date	N/A	$2.24	$1.62

Common Shares Subject to Forfeiture Restrictions

See the section of Note 11 entitled “Common Shares” for activity relating to the issuance and vesting of common shares subject to forfeiture restrictions.

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation. We match a participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation. Employees’ contributions are fully vested and our matching contributions vest in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $396 in 2005, $323 in 2004 and $264 in 2003. The 401(k) plan is fully funded at December 31, 2005.

Deferred Compensation Plan

We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We match the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation after deducting contributions, if any, made under our 401 (k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. The balance of the plan, which was fully funded, totaled $4,166 at December 31, 2005 and $3,033 at December 31, 2004, and is included in the accompanying Consolidated Balance Sheets.

13.   Related Party Transactions

We earned fees from unconsolidated joint ventures totaling $326 in 2005, $219 in 2004 and $351 in 2003. These fees were for property management, construction and leasing services performed.

14.   Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2018. Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2005 were as follows:

For the Years Ended December 31,
2006	$235,073
2007	212,980
2008	186,339
2009	155,497
2010	119,529
Thereafter	451,228
Total	$1,360,646

We consider a lease to be noncancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would be highly unlikely.

15.   Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
Interest paid, net of capitalized interest	$57,100	$43,717	$39,898
Supplemental schedule of non-cash investing and financing activities:
Consolidation of real estate joint ventures in connection with adoption of FASB Interpretation FIN 46(R)
Operating properties	$—	$2,176	$—
Projects under construction or development	—	17,959	—
Investments in and advances to unconsolidated real estate joint ventures	—	(3,957)	—
Restricted cash	—	10	—
Accounts receivable, net	—	145	—
Deferred rent receivable	—	7	—
Deferred charges, net	—	1,026	—
Prepaid and other assets	—	(3,263)	—
Mortgage and other loans payable	—	(10,171)	—
Accounts payable and accrued expenses	—	(2,737)	—
Rents received in advance and security deposits	—	(347)	—
Other liabilities	—	4,650	—
Minority interests—other consolidated real estate entities	—	(5,498)	—
Net adjustment	$—	$—	$—
Adjustment to purchase of commercial real estate properties by acquiring joint venture partner interests:
Operating properties	$—	$(83)	$25,400
Investments in and advances to unconsolidated real estate joint ventures	—	83	(10,634)
Accounts receivable, net	—	—	152
Deferred rent receivable	—	—	134
Deferred costs	—	—	1,902
Prepaid and other assets	—	—	68
Mortgage and other loans payable	—	—	(16,470)
Accounts payable and accrued expenses	—	—	(370)
Rents received in advance and security deposits	—	—	(120)
Other liabilities	—	—	(62)
Net adjustment	$—	$—	$—
Debt assumed in connection with acquisitions	$17,347	$120,817	$16,917
Investments in real estate joint venture obtained with disposition property	$—	$—	$2,300
(Decrease) increase in accrued capital improvements and leasing costs	$(9,349)	$17,234	$4,670
Increase in other accruals associated with investment activities	$—	$—	$351
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$273	$925	$445
Accretion of other liability to commercial real estate properties	$—	$147	$503
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$—	$390	$(104)
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$3,687	$—	$—
Issuance of common units in the Operating Partnership in connection with acquisition of properties	$2,647	$—	$—
Issuance of preferred units in the Operating Partnership in connection with acquisition of properties	$—	$8,800	$—
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$12,888	$19,360	$6,697
Dividends/distribution payable	$16,703	$14,713	$12,098
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$9,120	$8,041	$2,066
Conversion of preferred shares adjusted to common shares and paid in capital	$—	$12	$—
Net issuance and cancellation of restricted shares	$3,276	$2,271	$—

16.          Information by Business Segment

As of December 31, 2005, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Surburban Baltimore, Maryland, Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; Northern/Central New Jersey; Colorado Springs, Colorado; and San Antonio, Texas. We also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	Colorado Springs	San Antonio	Greater Harrisburg	Other	Total
Year Ended December 31, 2005
Revenues	$123,819	$60,255	$11,099	$12,555	$10,025	$12,852	$13,779	$1,006	$1,814	$6,605	$(1,450)	$252,359
Property operating expenses	37,373	20,348	4,367	4,791	157	2,784	5,737	407	334	2,209	(2,267)	76,240
NOI	$86,446	$39,907	$6,732	$7,764	$9,868	$10,068	$8,042	$599	$1,480	$4,396	$817	$176,119
Commercial real estate property expenditures	$144,334	$57,972	$110,085	$58,707	$872	$5,739	$2,199	$57,901	$42,658	$449	$419	$481,335
Segment assets at December 31, 2005	$901,718	$463,179	$189,576	$130,221	$99,357	$99,191	$67,206	$63,767	$42,884	$—	$73,277	$2,130,376
Year Ended December 31, 2004
Revenues	$105,945	$48,701	$8,406	$8,924	$10,025	$5,483	$18,793	$—	$—	$8,855	$(559)	$214,573
Property operating expenses	33,252	14,323	3,465	3,372	165	1,327	5,362	—	—	2,874	(1,087)	63,053
NOI	$72,693	$34,378	$4,941	$5,552	$9,860	$4,156	$13,431	$—	$—	$5,981	$528	$151,520
Commercial real estate property expenditures	$111,260	$148,400	$17,781	$26,513	$1,176	$90,214	$2,063	$—	$—	$509	$34	$397,950
Segment assets at December 31, 2004	$774,541	$421,434	$60,216	$69,213	$101,042	$96,413	$85,110	$—	$—	$68,126	$55,931	$1,732,026
Year Ended December 31, 2003
Revenues	$95,796	$30,398	$6,452	$6,722	$10,025	$—	$15,643	$—	$—	$9,897	$400	$175,333
Property operating expenses	29,289	9,186	2,491	2,674	134	—	5,579	—	—	2,707	(2)	52,058
NOI	$66,507	$21,212	$3,961	$4,048	$9,891	$—	$10,064	$—	$—	$7,190	$402	$123,275
Commercial real estate property expenditures	$85,175	$125,188	$1,452	$1,015	$663	$—	$675	$—	$—	$502	$67	$214,737
Segment assets at December 31, 2003	$683,030	$263,524	$41,610	$42,228	$102,219	$—	$84,435	$—	$—	$69,376	$45,654	$1,332,076

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2005	2004	2003
Segment revenues	$252,359	$214,573	$175,333
Construction contract revenues	74,357	25,018	28,865
Other service operations revenues	4,877	3,885	2,875
Less: Revenues from discontinued operations (Note 18)	(2,448)	(3,274)	(4,186)
Total revenues	$329,145	$240,202	$202,887

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2005	2004	2003
Segment property operating expenses	$76,240	$63,053	$52,058
Less: Property expenses from discontinued real estate operations (Note 18)	(982)	(1,315)	(1,605)
Total property operating expenses	$75,258	$61,738	$50,453

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2005	2004	2003
NOI for reportable segments	$176,119	$151,520	$123,275
Construction contract revenues	74,357	25,018	28,865
Other service operations revenues	4,877	3,885	2,875
Equity in loss of unconsolidated entities	(88)	(88)	(98)
Income tax (expense) benefit	(668)	(795)	169
Less:
Depreciation and other amortization associated with real estate operations	(63,063)	(51,180)	(36,479)
Construction contract expenses	(72,534)	(23,733)	(27,483)
Other service operations expenses	(4,753)	(3,263)	(3,450)
General and administrative expenses	(13,534)	(10,938)	(7,893)
Interest expense on continuing operations	(56,655)	(43,600)	(40,367)
Amortization of deferred financing costs	(2,240)	(2,431)	(2,767)
Minority interests in continuing operations	(5,444)	(5,739)	(6,443)
NOI from discontinued operations	(1,466)	(1,959)	(2,581)
Income from continuing operations	$34,908	$36,697	$27,623

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

17.   Income Taxes

Corporate Office Properties Trust elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders. As a REIT, we generally will not be subject to Federal income tax if we distribute at least 100% of our REIT taxable income to our shareholders and satisfy certain other requirements (see discussion below). If we fail to qualify as a REIT in any tax year, we will be subject to Federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

The differences between taxable income reported on our income tax return (estimated 2005 and actual 2004 and 2003) and net income as reported on our Consolidated Statements of Operations are set forth below (unaudited):

	For the Years Ended December 31,
	2005	2004	2003
	(Estimated)
Net income	$39,031	$37,032	$30,877
Adjustments:
Rental revenue recognition	(7,137)	(6,400)	(4,297)
Compensation expense recognition	(5,017)	(9,633)	(1,194)
Operating expense recognition	21	(57)	(214)
Gain on sales of real estate	9,598	150	(1,531)
Interest income	92	84	—
Income <loss> from service operations	(4,022)	(1,971)	458
Income tax expense (benefit)	699	795	(169)
Income from cost method investments	—	—	116
Depreciation and amortization	19,128	11,588	1,232
<Loss> income from unconsolidated real estate joint ventures	(51)	41	(87)
Minority interests, gross	(5,175)	1,202	1,787
Other	(872)	7	103
Taxable income	$46,295	$32,838	$27,081

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Ordinary income	70.7%	67.4%	68.6%	79.9%	100.0%	100.0%
Long term capital gain	17.8%	0.0%	3.8%	20.1%	0.0%	0.0%
Return of capital	11.5%	32.6%	27.6%	0.0%	0.0%	0.0%

We distributed all of our REIT taxable income in 2003, 2004 and 2005 and, as a result, did not incur Federal income tax in those years on such income.

COMI is subject to Federal and state income taxes. COMI had income (losses) before income taxes under GAAP of $1,780 in 2005, $1,971 in 2004 and ($458) in 2003. COMI’s provision for income tax <expense> benefit consisted of the following:

	For the Years Ended December 31,
	2005(1)	2004	2003
Deferred
Federal	$(572)	$(654)	139
State	(127)	(141)	30
Total	$(699)	$(795)	169

(1)   Income tax expense in 2005 included $31 attributable to the sale of real estate which is included in the line on our Consolidated Statements of Operations entitled “Gain (loss) on sales of real estate, net.”

A reconciliation of COMI’s Federal statutory rate to the effective tax rate for income tax reported on our Statements of Operations is set forth below:

	For the Years Ended December 31,
	2005	2004	2003
Income taxes at U.S. statutory rate	34.0%	35.0%	35.0%
State and local, net of U.S. Federal tax benefit	4.7%	4.6%	4.2%
Other	0.6%	0.7%	(2.6)%
Effective tax rate	39.3%	40.3%	36.6%

We had deferred tax assets of $560 at December 31, 2005 and $1,799 at December 31, 2004. These amounts are included in the line on our Consolidated Balance Sheets entitled “Prepaid and other assets.” Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense on our Consolidated Statements of Operations. We did not separately state these amounts on our Consolidated Statements of Operations because they are insignificant.

18.   Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with an operating property located in Oxon Hill, Maryland that was sold in March 2003 and three operating properties located in our New Jersey region that were sold in September 2005. The table below sets forth the components of income from discontinued operations:

	For the Years Ended December 31,
	2005	2004	2003
Revenue from real estate operations	$2,448	$3,274	$4,186
Expenses from real estate operations:
Property operating expenses	982	1,315	1,605
Depreciation and amortization	492	724	662
Interest expense	489	663	812
Expenses from real estate operations	1,963	2,702	3,079
Income from discontinued operations before gain on sales of real estate and minority interests	485	572	1,107
Gain on sales of real estate	4,324	—	2,995
Minority interests in discontinued operations	(954)	(124)	(1,184)
Income from discontinued operations, net of minority interests	$3,855	$448	$2,918

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

Acquisitions

As of December 31, 2005, we were under contract to acquire a property in Washington County, Maryland for $9,000, subject to potential reductions ranging from $750 to $4,000; the amount of such decrease will be determined based on defined levels of job creation resulting from the future development of the property taking place. Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property. We submitted a $500 deposit in connection with this acquisition.

Property Sales

As of December 31, 2005, we were under contract to sell the following properties:

•       a property owned by a consolidated real estate joint venture for $2,530; this sale was completed on January 17, 2006;

•       two wholly owned properties located in Laurel, Maryland for $17,000; this sale was completed on February 6, 2006; and

•       a wholly owned property located in Dayton, New Jersey for $9,700.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed. Our total unilateral commitment under this guaranty is approximately $896; the tenant’s account was current as of December 31, 2005. We also agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

For Route 46 Partners, we may be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us. In addition, we agreed to unilaterally loan the joint venture an additional $181 in the event that funds are needed by the entity.

We may need to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

In one of the consolidated joint ventures that we owned as of December 31, 2005, we would be obligated to acquire the other member’s 50% interest in the joint ventures if defined events were to occur. The amount we would need to pay for that membership interest is computed based on the amount that the owner of that interest would receive under the joint venture agreement in the event that the office property owned by the joint venture was sold for a capitalized fair value (as defined in the agreements) on a defined date. We estimate the aggregate amount we would need to pay for our partner’s membership interest in this joint venture to be $792; however, since the determination of this amount is dependent on the operations of the office property and it is not both completed and occupied, this estimate is preliminary and could be materially different from the actual obligation.

Operating Leases

We are obligated as lessee under seven operating leases for office space. Future minimum rental payments due under the terms of these leases as of December 31, 2005 follow:

2006	$376
2007	80
2008	70
2009	11
$537

Other Operating Leases

We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of December 31, 2005 follow:

2006	$413
2007	297
2008	212
2009	78
2010	1
$1,001

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease of three properties in our New Jersey region. The prior owner of the properties, a Fortune 100 company which is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete. Under the lease agreement, we agreed to the following:

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

20.   Quarterly data (Unaudited)

The tables below set forth selected quarterly information for the years ended December 31, 2005 and 2004. Certain of the amounts below have been reclassified to conform to our current presentation of discontinued operations, which are discussed in Note 18.

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$76,802	$78,650	$92,780	$80,913
Operating income	$24,386	$24,664	$23,100	$27,853
Income from continuing operations	$8,928	$8,837	$6,874	$10,269
Income (loss) from discontinued operations, net of minority interests	$92	$115	$3,656	$(8)
Net income	$9,040	$9,120	$10,589	$10,282
Preferred share dividends	(3,654)	(3,654)	(3,653)	(3,654)
Net income available to common shareholders	$5,386	$5,466	$6,936	$6,628
Basic earnings per share:
Income before discontinued operations	$0.15	$0.15	$0.09	$0.17
Net income available to common shareholders	$0.15	$0.15	$0.19	$0.17
Diluted earnings per share:
Income before discontinued operations	$0.14	$0.14	$0.09	$0.16
Net income available to common shareholders	$0.14	$0.14	$0.18	$0.16

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$55,808	$59,161	$59,742	$65,491
Operating income	$21,716	$20,772	$22,658	$24,204
Income from continuing operations	$9,046	$8,691	$9,684	$9,276
Income from discontinued operations, net of minority interests	$117	$134	$47	$150
Net income	$8,993	$8,843	$9,750	$9,446
Preferred share dividends	(4,456)	(4,435)	(3,784)	(3,654)
Issuance costs associated with redeemed preferred shares	—	—	(1,813)	—
Net income available to common shareholders	$4,537	$4,408	$4,153	$5,792
Basic earnings per share:
Income before discontinued operations	$0.15	$0.13	$0.12	$0.16
Net income available to common shareholders	$0.15	$0.13	$0.12	$0.16
Diluted earnings per share:
Income before discontinued operations	$0.14	$0.13	$0.12	$0.15
Net income available to common shareholders	$0.14	$0.13	$0.12	$0.15

21.   Pro Forma Financial Information (Unaudited)

We accounted for our 2004 and 2005 acquisitions using the purchase method of accounting. We included the results of operations for our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through December 31, 2005.

We prepared our pro forma condensed consolidated financial information presented below as if our 2005 acquisition of the Hunt Valley/Rutherford portfolios and all of our 2004 acquisitions and dispositions of operating properties had occurred at the beginning of the respective periods. The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred at the beginning of the respective periods, nor does it purport to indicate our results of operations for future periods.

	For the Year Ended December 31,
	2005	2004
Pro forma total revenues	$347,417	$274,893
Pro forma net income	$38,233	$36,484
Pro forma net income available to common shareholders	$23,618	$18,342
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.63	$0.55
Diluted	$0.61	$0.52

22.   Subsequent Events

On January 1, 2006, we placed into service a newly-constructed property in the Baltimore/Washington Corridor totaling approximately 162,000 square feet.

On January 17, 2006, we acquired our partner’s 50% interest in a joint venture that had constructed a building in the Baltimore/Washington Corridor for $1,186 using cash reserves. We then sold the property to a third party for $2,530.

On January 19, 2006, we acquired an office property to be redeveloped that is located in Colorado Springs, Colorado totaling approximately 60,000 square feet for a contract price of $2,600. The acquisition also included land that we believe can accommodate 25,000 additional square feet.

On January 20, 2006, we acquired a 31-acre land parcel adjacent to properties that we own in San Antonio, Texas for a contract price of $7,192. We believe that the parcel can support the future development of approximately 375,000 square feet of office space.

On February 6, 2006, we sold two properties that we own in the Baltimore/Washington Corridor totaling approximately 142,000 square feet for a contract price of $17,000. In connection with this sale, we executed a $14.0 million letter of credit agreement with a lender to release these properties as collateral on an outstanding loan from the lender pending the substitution of two other buildings as collateral, which is expected to be completed by mid-2006.

On February 10, 2006, we acquired a 50% interest in a joint venture owning a land parcel that is located adjacent to properties that we own in the Baltimore/Washington Corridor for $1,830. The joint venture is constructing an office property totaling approximately 43,000 square feet on the land parcel.

On February 28, 2006, we acquired a 6-acre land parcel that is located near properties we own in the Baltimore/Washington Corridor for a contract price of $2,100.

On March 8, 2006, we sold a property that we own in the Northern/Central New Jersey region totaling approximately 57,000 square feet for a contract price of $9,700.

Corporate Office Properties Trust
Schedule III—Real Estate Depreciation and Amortization
December 31, 2005
(Dollars in thousands)

				Initial Cost		Costs Capitalized	Gross Amounts
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
751, 753 760, 785 Jolly Road	Blue Bell, PA	Office	$58,792	$24,987	$89,239	$5	$114,231	$(18,137)	1966/1996	10/14/1997	40 Years
13200 Woodland Park Drive	Herndon, VA	Office	72,848	10,428	49,476	11,718	71,622	(9,871)	2002	6/2/2003	40 Years
15000 Conference Center Drive	Chantilly, VA	Office	32,038	5,193	47,526	3,882	56,601	(6,299)	1989	11/30/2001	40 Years
1751 Pinnacle Drive	McClean, VA	Office	35,324	10,486	43,013	1,978	55,477	(2,118)	1989/1985	9/23/2004	40 Years
1753 Pinnacle Drive	McClean, VA	Office	27,844	8,275	34,353	4,549	47,177	(1,288)	1976/2004	9/23/2004	40 Years
2730 Hercules Road	Annapolis Junction, MD	Office	21,698	8,737	31,612	—	40,349	(5,734)	1990	9/28/1998	40 Years
8611 Military Drive	San Antonio, TX	Office	17,407	14,020	22,745	—	36,765	(138)	1982/1985	3/30/2005	40 Years
2720 Technology Drive	Annapolis Junction, MD	Office	31,442	3,863	29,213	7	33,083	(974)	2004	1/31/2002	40 Years
140 National Business Parkway	Annapolis Junction, MD	Office	32,189	3,407	23,992	—	27,399	(994)	2003	12/31/2003	40 Years
15010 Conference Center Drive	Chantilly, VA	Office	10,829	3,500	23,563	—	27,063	—	(2)	11/30/2001	N/A
11800 Tech Road	Silver Spring, MD	Office	18,460	4,574	19,812	1,626	26,012	(2,509)	1969/1989	8/1/2002	40 Years
15049 Conference Center Drive	Chantilly, VA	Office	14,658	4,415	20,489	14	24,918	(2,499)	1997	8/14/2002	40 Years
2711 Technology Drive	Annapolis Junction, MD	Office	18,140	2,251	21,647	2	23,900	(2,617)	2002	11/13/2000	40 Years
11311 McCormick Road	Hunt Valley, MD	Office	—	2,307	21,352	—	23,659	—	1984/1994	12/22/2005	40 Years
6731 Columbia Gateway Drive	Columbia, MD	Office	14,853	3,948	18,986	73	23,007	(1,867)	2002	3/29/2000	40 Years
304 Sentinel Drive	Annapolis Junction, MD	Office	37,280	3,575	18,476	—	22,051	—	(2)	11/14/2003	N/A
400 Professional Drive	Gatihersburg, MD	Office	16,403	3,673	17,399	297	21,369	(1,565)	2000	3/5/2004	40 Years
431 Ridge Road	Dayton, NJ	Office	8,013	2,782	11,128	7,291	21,201	(4,308)	1958/1998	10/14/1997	40 Years
7200 Riverwood Drive	Columbia, MD	Office	15,203	4,089	16,356	704	21,149	(3,065)	1986	10/13/1998	40 Years
318 Sentinel Drive	Annapolis Junction, MD	Office	19,292	2,769	17,455	—	20,224	(104)	2005	11/14/2003	40 Years
15059 Conference Center Drive	Chantilly, VA	Office	23,797	5,753	13,816	546	20,115	(1,931)	2000	8/14/2002	40 Years
14280 Park Meadow Drive	Chantilly, VA	Office	9,632	3,731	16,140	20	19,891	(735)	1999	9/29/2004	40 Years
9690 Deereco Road	Timonium, MD	Office	8,910	3,415	13,723	2,656	19,794	(3,228)	1988	12/21/1999	40 Years
306 Sentinel Drive	Annapolis Junction, MD	Office	15,342	3,575	16,089	—	19,664	—	(2)	11/14/2003	N/A
7468 Candlewood Road	Hanover, MD	Office	—	5,598	13,747	—	19,345	—	1979/1982	12/20/2005	N/A
2721 Technology Drive	Annapolis Junction, MD	Office	12,879	4,611	14,631	9	19,251	(2,027)	2000	10/21/1999	40 Years
14900 Conference Center Drive	Chantilly, VA	Office	14,893	3,436	14,895	845	19,176	(1,448)	1999	7/25/2003	40 Years
10150 York Road	Hunt Valley, MD	Office	7,981	2,700	11,730	4,336	18,766	(1,209)	1985	4/15/2004	40 Years
870 - 880 Elkridge Landing Road	Linthicum, MD	Office	15,569	2,003	10,403	6,226	18,632	(3,098)	1981	8/3/2001	40 Years
45 West Gude Drive	Rockville, MD	Office	7,220	3,102	15,267	—	18,369	(421)	1987	4/7/2005	40 Years
6950 Columbia Gateway Drive	Columbia, MD	Office	9,348	3,596	14,269	502	18,367	(2,618)	1998	10/21/1998	40 Years
2691 Technology Drive	Annapolis Junction, MD	Office	24,000	2,098	15,520	—	17,618	(129)	2005	11/14/2003	40 Years
6711 Columbia Gateway Drive	Columbia, MD	Office	8,630	3,970	13,614	—	17,584	—	(2)	9/28/2000	N/A
322 Sentinel Drive	Annapolis Junction, MD	Office	12,460	2,764	14,422	1	17,187	—	(2)	11/14/2003	N/A
2701 Technology Drive	Annapolis Junction, MD	Office	13,815	1,737	15,266	7	17,010	(2,055)	2001	5/26/2000	40 Years
15 West Gude Drive	Rockville, MD	Office	256	3,120	13,658	75	16,853	(286)	1986	4/7/2005	40 Years
132 National Business Parkway	Annapolis Junction, MD	Office	11,247	2,917	12,438	1,433	16,788	(2,340)	2000	5/28/1997	40 Years
429 Ridge Road	Dayton, NJ	Office	12,852	2,932	12,820	966	16,718	(2,539)	1966/1996	10/14/1997	40 Years
13454 Sunrise Valley Drive	Herndon, VA	Office	11,981	2,916	12,202	568	15,686	(1,068)	1998	7/25/2003	40 Years
7000 Columbia Gateway Drive	Columbia, MD	Office	19,119	3,131	12,103	27	15,261	(1,067)	1999	5/31/2002	40 Years
2500 Riva Rd	Annapolis, MD	Office	12,643	2,791	12,145	1	14,937	(975)	2000	3/4/2003	40 Years
110 Thomas Johnson Drive	Frederick, MD	Office	8,238	2,810	12,075	11	14,896	(50)	1987/1999	10/21/2005	40 Years
1304 Concourse Drive	Linthicum, MD	Office	11,090	1,999	12,174	631	14,804	(1,449)	2002	11/18/1999	40 Years
1306 Concourse Drive	Linthicum, MD	Office	9,587	2,796	11,186	699	14,681	(2,117)	1990	11/18/1999	40 Years
Lots 24R-27R & 31RR-32RR, National Business Parkway	Annapolis Junction, MD	Office	10,069	9,572	4,975	—	14,547	—	(2)	11/14/2003	N/A
6940 Columbia Gateway Drive	Columbia, MD	Office	16,894	3,545	9,916	1,070	14,531	(2,007)	1999	11/13/1998	40 Years
6750 Alexander Bell Drive	Columbia, MD	Office	8,527	1,263	12,460	370	14,093	(2,155)	2000	12/31/1998	40 Years
8621 Robert Fulton Drive	Columbia, MD	Office	17,518	2,317	11,642	12	13,971	(41)	2005	(4)	40 Years
2900 Towerview Road	Herndon, VA	Office	—	4,468	8,415	1,083	13,966	—	1982	12/20/2005	40 Years
375 West Padonia Road	Timonium, MD	Office	7,175	2,483	10,415	880	13,778	(1,738)	1986	12/21/1999	40 Years

				Initial Cost		Costs Capitalized	Gross Amounts
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
7067 Columbia Gateway Drive	Columbia, MD	Office	8,836	1,829	11,823	38	13,690	(1,197)	2001	8/30/2001	40 Years
135 National Business Parkway	Annapolis Junction, MD	Office	7,113	2,484	9,750	1,309	13,543	(1,932)	1998	12/30/1998	40 Years
1615 - 1629 Thames Street	Baltimore, MD	Office	7,296	2,080	8,322	3,123	13,525	(2,407)	1989	9/28/1998	40 Years
4851 Stonecroft Boulevard	Chantilly, VA	Office	16,394	1,878	11,603	5	13,486	(349)	2004	8/14/2002	40 Years
710 Route 46	Fairfield, NJ	Office	4,985	2,154	8,615	2,419	13,188	(2,796)	1985	5/28/1998	40 Years
133 National Business Parkway	Annapolis Junction, MD	Office	9,129	2,517	10,073	515	13,105	(2,213)	1997	9/28/1998	40 Years
985 Space Center Drive	Colorado Springs, CO	Office	7,123	777	12,287	20	13,084	(92)	1989	9/28/2005	40 Years
200 International Circle	Hunt Valley, MD	Office	—	2,015	10,845	—	12,860	—	1987	12/22/2005	40 Years
22309 Exploration Drive	Lexington Park. MD	Office	2,419	2,243	10,419	6	12,668	(682)	1984	3/24/2004	40 Years
141 National Business Parkway	Annapolis Junction, MD	Office	6,816	2,398	9,590	512	12,500	(1,935)	1990	9/28/1998	40 Years
920 Elkridge Landing Road	Linthicum, MD	Office	8,398	2,101	9,765	211	12,077	(2,129)	1982	7/2/2001	40 Years
230 Schilling Circle	Hunt Valley, MD	Office	8,430	2,159	9,700	—	11,859	—	1981	12/22/2005	40 Years
226 Schilling Circle	Hunt Valley, MD	Office	9,847	1,876	9,885	—	11,761	—	1980	12/22/2005	40 Years
134 National Business Parkway	Annapolis Junction, MD	Office	14,056	3,684	7,516	498	11,698	(1,402)	1999	11/13/1998	40 Years
1302 Concourse Drive	Linthicum, MD	Office	7,028	2,078	8,313	1,036	11,427	(1,764)	1996	11/18/1999	40 Years
900 Elkridge Landing Road	Linthicum, MD	Office	6,907	1,993	7,972	1,425	11,390	(1,960)	1982	4/30/1998	40 Years
6700 Alexander Bell Drive	Columbia, MD	Office	4,000	1,755	7,019	2,052	10,826	(1,330)	1988	5/14/2001	40 Years
Interquest Land Parcel	Colorado Springs, CO	Office	8,148	10,757	—	—	10,757	—	(3)	9/30/2005	N/A
131 National Business Parkway	Annapolis Junction, MD	Office	5,503	1,906	7,623	960	10,489	(2,065)	1990	9/28/1998	40 Years
1199 Winterson Road	Linthicum, MD	Office	5,541	1,599	6,395	2,320	10,314	(1,738)	1988	4/30/1998	40 Years
14850 Conference Center Drive	Chantilly, VA	Office	8,473	1,615	8,358	2	9,975	(940)	2000	7/25/2003	40 Years
999 Corporate Boulevard	Linthicum, MD	Office	7,312	1,187	8,332	294	9,813	(1,259)	2000	8/1/1999	40 Years
14840 Conference Center Drive	Chantilly, VA	Office	8,605	1,572	8,175	11	9,758	(995)	2000	7/25/2003	40 Years
Waterview III	Herndon, VA	Office	4,688	9,614	61	—	9,675	—	(3)	4/29/2004	N/A
68 Culver Road	Dayton, NJ	Office	6,654	861	8,788	5	9,654	(1,170)	2000	7/9/1999	40 Years
16480 Commerce Dr	Dahlgren, VA	Office	5,987	1,856	7,666	1	9,523	(285)	2004	12/28/2004	40 Years
1190 Winterson Road	Linthicum, MD	Office	4,627	1,335	5,340	2,726	9,401	(2,099)	1987	4/30/1998	40 Years
Patriot Park	Colorado Springs, CO	Office	—	8,270	717	1	8,988	—	(2)	7/8/2005	N/A
7467 Ridge Road	Hanover, MD	Office	5,563	1,629	6,517	817	8,963	(1,523)	1990	4/28/1999	40 Years
14502 Greenview Drive	Laurel, MD	Office	4,502	1,482	5,899	1,392	8,773	(1,595)	1988	9/28/1998	40 Years
7240 Parkway Drive	Hanover, MD	Office	5,002	1,496	5,985	1,172	8,653	(1,295)	1985	4/18/2000	40 Years
9140 Route 108	Columbia, MD	Office	11,246	1,637	5,500	1,304	8,441	(834)	1974/1985	12/14/2000	40 Years
849 International Drive	Linthicum, MD	Office	4,701	1,356	5,426	1,518	8,300	(1,551)	1988	2/23/1999	40 Years
6740 Alexander Bell Drive	Columbia, MD	Office	4,424	1,424	5,696	1,100	8,220	(1,793)	1992	12/31/1998	40 Years
7015 Albert Einstein Drive	Columbia, MD	Office	3,944	2,054	6,084	—	8,138	(31)	1999	12/1/2005	40 Years
14504 Greenview Drive	Laurel, MD	Office	4,252	1,429	5,716	885	8,030	(1,414)	1985	9/28/1998	40 Years
Parcels 27 and 37A-Westfields Corporate Center	Chantilly, VA	Office	3,700	7,141	776	—	7,917	—	(3)	1/27/2005	N/A
1670 North Newport Road	Colorado Springs, CO	Office	4,963	851	6,989	—	7,840	(63)	1986/1987	9/30/2005	40 Years
16539 & 16541 Commerce Drive	Dahlgren, VA	Office	2,718	1,462	6,132	221	7,815	(298)	2004	12/21/2004	40 Years
Columbia Gtwy T11 Lot 1	Columbia, MD	Office	3,579	6,387	1,387	—	7,774	—	(2)	9/20/2004	N/A
6716 Alexander Bell Drive	Columbia, MD	Office	3,859	1,242	4,969	1,550	7,761	(1,684)	1990	12/31/1998	40 Years
7210 Ambassador Road	Woodlawn, MD	Office	5,280	1,481	6,253	—	7,734	—	1972	12/22/2005	40 Years
7152 Windsor Boulevard	Woodlawn, MD	Office	5,154	878	6,760	1	7,639	—	1985	12/22/2005	40 Years
201 International Circle	Hunt Valley, MD	Office	—	1,551	6,068	—	7,619	—	1982	12/22/2005	40 Years
46579 Expedition Drive	Lexington Park. MD	Office	3,723	1,406	5,943	144	7,493	(405)	2002	3/24/2004	40 Years
1099 Winterson Road	Linthicum, MD	Office	4,586	1,323	5,293	839	7,455	(1,444)	1988	4/30/1998	40 Years
302 Sentinel Drive	Annapolis Junction, MD	Office	2,712	3,575	3,785	—	7,360	—	(2)	11/14/2003	N/A
911 Elkridge Landing Road	Linthicum, MD	Office	4,212	1,215	4,861	1,278	7,354	(1,378)	1985	4/30/1998	40 Years
22299 Exploration Drive	Lexington Park. MD	Office	3,731	1,362	5,814	115	7,291	(379)	1998	3/24/2004	40 Years
22289 Exploration Drive	Lexington Park. MD	Office	4,498	1,422	5,719	148	7,289	(268)	2000	3/24/2004	40 Years
13450 Sunrise Valley Drive	Herndon, VA	Office	5,957	1,394	5,576	28	6,998	(341)	1998	7/25/2003	40 Years
8671 Robert Fulton Drive	Columbia, MD	Office	7,527	1,718	4,280	867	6,865	(346)	2003	12/30/2003	40 Years
44425 Pecan Court	California, MD	Office	3,980	1,309	5,458	18	6,785	(331)	1997	5/5/2004	40 Years
891 Elkridge Landing Road	Linthicum, MD	Office	4,246	1,160	4,792	617	6,569	(741)	1984	7/2/2001	40 Years
1201 Winterson Road	Linthicum, MD	Office	4,465	1,288	5,154	21	6,463	(995)	1985	4/30/1998	40 Years
46591 Expedition Drive	Lexington Park. MD	Office	2,853	1,200	5,060	—	6,260	(1)	2005	3/24/2004	40 Years
Gude Drive Land	Rockville, MD	Office	3,021	6,234	20	—	6,254	—	(3)	4/7/2005	N/A
901 Elkridge Landing Road	Linthicum, MD	Office	3,756	1,151	4,416	604	6,171	(781)	1984	7/2/2001	40 Years
22300 Exploration Drive	Lexington Park. MD	Office	2,976	1,094	5,038	—	6,132	(214)	1989	11/9/2004	40 Years
6708 Alexander Bell Drive	Columbia, MD	Office	6,320	897	3,588	1,582	6,067	(556)	1988	5/14/2001	40 Years

				Initial Cost		Costs Capitalized	Gross Amounts
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
938 Elkridge Landing Road	Linthicum, MD	Office	4,662	1,204	4,727	102	6,033	(544)	1984	7/2/2001	40 Years
9950 Federal Drive	Colorado Springs, CO	Office	—	877	5,042	—	5,919	—	2001	12/22/2005	40 Years
San Antonio Land Parcel	San Antonio, TX	Office	2,856	5,893	—	—	5,893	—	(3)	6/14/2005	N/A
881 Elkridge Landing Road	Linthicum, MD	Office	3,584	1,034	4,137	684	5,855	(895)	1986	4/30/1998	40 Years
7065 Columbia Gateway Drive	Columbia, MD	Office	3,439	919	4,222	685	5,826	(997)	2000	8/30/2001	40 Years
6724 Alexander Bell Drive	Columbia, MD	Office	10,939	449	5,039	325	5,813	(584)	2002	5/14/2001	40 Years
8661 Robert Fulton Drive	Columbia, MD	Office	6,619	1,510	3,764	528	5,802	(255)	2003	12/30/2003	40 Years
7130 Columbia Gateway Drive	Columbia, MD	Office	6,519	1,350	4,412	1	5,763	(41)	1989	9/19/2005	40 Years
939 Elkridge Landing Road	Linthicum, MD	Office	3,254	939	3,756	960	5,655	(1,173)	1983	4/30/1998	40 Years
921 Elkridge Landing Road	Linthicum, MD	Office	3,618	1,044	4,176	435	5,655	(1,119)	1983	4/30/1998	40 Years
6760 Alexander Bell Drive	Columbia, MD	Office	2,766	890	3,561	1,157	5,608	(1,007)	1991	12/31/1998	40 Years
7142 Columbia Gateway Drive	Columbia, MD	Office	6,280	1,342	4,252	1	5,595	(42)	1994	9/19/2005	40 Years
930 International Drive	Linthicum, MD	Office	1,363	1,013	4,053	514	5,580	(886)	1986	4/30/1998	40 Years
7063 Columbia Gateway Drive	Columbia, MD	Office	3,253	902	4,145	437	5,484	(1,015)	2000	8/30/2001	40 Years
900 International Drive	Linthicum, MD	Office	3,511	981	3,922	358	5,261	(814)	1986	4/30/1998	40 Years
7321 Parkway Drive	Hanover, MD	Office	3,210	940	3,760	445	5,145	(854)	1984	4/16/1999	40 Years
1340 Ashton Road	Hanover, MD	Office	3,090	905	3,620	563	5,088	(847)	1989	4/28/1999	40 Years
940 Elkridge Landing Road	Linthicum, MD	Office	3,539	1,100	3,937	—	5,037	2	1984(6)	7/2/2001	40 Years
7318 Parkway Drive	Hanover, MD	Office	3,319	972	3,888	91	4,951	(682)	1984	4/16/1999	40 Years
Parcel 3-A, Westfields International Corporate Center	Chantilly, VA	Office	2,191	3,609	1,303	—	4,912	—	(3)	7/31/2002	N/A
7320 Parkway Drive	Hanover, MD	Office	5,698	905	3,635	347	4,887	(564)	1983	4/4/2002	40 Years
7138 Columbia Gateway Drive	Columbia, MD	Office	5,406	1,104	3,518	1	4,623	(33)	1990	9/19/2005	40 Years
9960 Federal Drive	Colorado Springs, CO	Office	—	695	3,870	—	4,565	—	2001	12/22/2005	40 Years
800 International Drive	Linthicum, MD	Office	3,399	775	3,099	598	4,472	(699)	1988	4/30/1998	40 Years
7150 Columbia Gateway Drive	Columbia, MD	Office	4,850	1,032	3,429	—	4,461	(28)	1991	9/19/2005	40 Years
4230 Forbes Boulevard	Lanham, MD	Office	3,685	511	3,837	—	4,348	(403)	2003	5/18/2001(4)	40 Years
11011 McCormick Road	Hunt Valley, MD	Office	—	875	3,471	—	4,346	—	1974	12/22/2005	40 Years
9140 Guilford Road	Columbia, MD	Office	2,979	794	3,261	199	4,254	(429)	1983	4/4/2002	40 Years
320 Carina Road	Annapolis Junction, MD	Office	2,016	2,767	1,480	—	4,247	—	(2)	11/14/2003	N/A
21 Governor’s Court	Woodlawn, MD	Office	3,040	771	3,346	—	4,117	—	1981/1995	12/22/2005	40 Years
7061 Columbia Gateway Drive	Columbia, MD	Office	2,673	729	3,347	10	4,086	(608)	2000	8/30/2001	40 Years
44408 Pecan Court	California, MD	Office	2,897	817	3,269	—	4,086	(143)	1986	3/24/2004	40 Years
Patriot Park Building 1	Colorado Springs, CO	Office	—	654	3,412	—	4,066	—	(2)	7/8/2005	N/A
7175 Riverwood Drive	Columbia, MD	Office	—	3,155	765	—	3,920	(8)	1996	7/27/2005	40 Years
23535 Cottonwood Parkway	California, MD	Office	2,606	763	3,050	—	3,813	(133)	1984	3/24/2004	40 Years
1334 Ashton Road	Hanover, MD	Office	2,514	736	2,946	104	3,786	(591)	1989	4/28/1999	40 Years
47 Commerce Drive	Cranbury, NJ	Office	2,193	756	3,025	1	3,782	(542)	1992/1998	10/30/1998	40 Years
437 Ridge Road	Dayton, NJ	Office	2,148	717	2,866	63	3,646	(604)	1962/1996	10/14/1997	40 Years
7253 Ambassador Road	Woodlawn, MD	Office	2,624	791	2,777	—	3,568	—	1988	12/22/2005	40 Years
9160 Guilford Road	Columbia, MD	Office	2,646	665	2,836	32	3,533	(410)	1984	4/4/2002	40 Years
114 National Business Parkway	Annapolis Junction, MD	Office	—	364	3,060	3	3,427	(291)	2002	6/30/2000	40 Years
16442 Commerce Drive	Dahlgren, VA	Office	—	613	2,582	—	3,195	(88)	2005	12/21/2004	40 Years
1331 Ashton Road	Hanover, MD	Office	2,004	587	2,347	36	2,970	(396)	1989	4/28/1999	40 Years
7125 Ambassador Road	Woodlawn, MD	Office	2,188	843	1,894	1	2,738	—	1985	12/22/2005	40 Years
16501 Commerce Drive	Dahlgren, VA	Office	—	522	2,194	8	2,724	(157)	2002	12/21/2004	40 Years
980 Technology Court	Colorado Springs, CO	Office	1,599	526	2,046	110	2,682	(21)	1995	9/28/2005	40 Years
7134 Columbia Gateway Drive	Columbia, MD	Office	2,949	704	1,971	—	2,675	(21)	1990	9/19/2005	40 Years
7 Centre Drive	Monroe Township, NJ	Office	1,753	470	1,881	226	2,577	(475)	1989	10/30/1998	40 Years
2 Centre Drive	Monroe Township, NJ	Office	2,116	480	1,922	64	2,466	(363)	1989	10/30/1998	40 Years
44417 Pecan Court	California, MD	Office	1,388	434	1,939	8	2,381	(159)	1989	3/24/2004	40 Years
16543 Commerce Drive	Dahlgren, VA	Office	6,440	436	1,830	—	2,266	(76)	2002	12/21/2004	40 Years
8 Centre Drive	Monroe Township, NJ	Office	1,387	388	1,554	293	2,235	(484)	1986	10/30/1998	40 Years
1350 Dorsey Road	Hanover, MD	Office	1,343	393	1,573	247	2,213	(410)	1989	4/28/1999	40 Years
MOR Montpelier 3 LLC	Laurel, MD	Office	—	558	1,519	—	2,077	—	(2)	2/1/2001(4)	N/A
11101 McCormick Road	Hunt Valley, MD	Office	—	990	1,079	—	2,069	—	1976	12/22/2005	40 Years
44414 Pecan Court	California, MD	Office	1,141	405	1,619	41	2,065	(74)	1986	3/24/2004	40 Years
1344 Ashton Road	Hanover, MD	Office	1,213	355	1,421	223	1,999	(357)	1989	4/28/1999	40 Years
9150 Guilford Road	Columbia, MD	Office	1,278	319	1,354	221	1,894	(210)	1984	4/4/2002	40 Years
44420 Pecan Court	California, MD	Office	1,099	344	1,374	68	1,786	(42)	1989	11/9/2004	40 Years
1341 Ashton Road	Hanover, MD	Office	1,044	306	1,223	81	1,610	(282)	1989	4/28/1999	40 Years

				Initial Cost		Costs Capitalized	Gross Amounts
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	Carried at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
15 Governor’s Court	Woodlawn, MD	Office	790	383	1,168	(1)	1,550	—	1981	12/22/2005	40 Years
9130 Guilford Road	Columbia, MD	Office	998	230	975	101	1,306	(150)	1984	4/4/2002	40 Years
Dahlgren Land Parcel	Dahlgren, VA	Office	—	1,227	62	—	1,289	—	(1)	3/16/2005	N/A
7104 Ambassador Road	Woodlawn, MD	Office	1,143	572	612	—	1,184	—	1988	12/22/2005	40 Years
Thomas Johnson Drive Land	Frederick, MD	Office	—	1,092	—	—	1,092	—	(3)	10/21/2005	N/A
1343 Ashton Road	Hanover, MD	Office	660	193	774	4	971	(130)	1989	4/28/1999	40 Years
6721 Columbia Gateway Drive	Columbia, MD	Office	—	—	815	—	815	—	(3)	9/28/2000	N/A
Expedition VII	Lexington Park. MD	Office	359	705	49	—	754	—	(3)	3/24/2004	N/A
7129 Ambassador Road	Woodlawn, MD	Office	471	129	609	—	738	—	1985	12/22/2005	40 Years
Airport Square XX Lot 8F	Linthicum, MD	Office	—	735	—	—	735	—	(3)	7/6/2005	N/A
Park Center	Chantilly, VA	Office	346	—	730	—	730	—	(3)	7/18/2002	N/A
17 Governor’s Court	Woodlawn, MD	Office	797	170	530	—	700	—	1981	12/22/2005	40 Years
Airport Square XXII	Linthicum, MD	Office	—	630	8	—	638	—	(3)	12/19/2001	N/A
7127 Ambassador Road	Woodlawn, MD	Office	479	142	455	(1)	596	—	1985	12/22/2005	40 Years
Fort Ritchie	Washington County, MD	Mixed Use	—	—	538	—	538	—	(3)	(5)	N/A
7106 Ambassador Road	Woodlawn, MD	Office	342	229	305	—	534	—	1988	12/22/2005	40 Years
COPT Princeton South	Dayton, NJ	Office	—	512	—	—	512	—	(3)	9/29/2004	40 Years
7102 Ambassador Road	Woodlawn, MD	Office	345	277	203	—	480	—	1988	12/22/2005	40 Years
7131 Ambassador Road	Woodlawn, MD	Office	320	105	367	1	473	—	1985	12/22/2005	40 Years
7108 Ambassador Road	Woodlawn, MD	Office	350	171	252	—	423	—	1988	12/22/2005	40 Years
COPT Pennlyn LLC	Blue Bell, PA	Office	—	401	—	—	401	—	(3)	7/14/2004	40 Years
16442A Commerce Drive	Dahlgren, VA	Office	—	—	337	—	337	—	(3)	12/21/2004	N/A
1338 Ashton Road	Hanover, MD	Office	34	50	—	40	90	(7)	(3)	4/28/1999	N/A
6741 Columbia Gateway Drive	Columbia, MD	Office	—	—	81	—	81	—	(3)	9/28/2000	N/A
Other Developments (7)	Various	Office	—	10	3	87	100	24	Various	Various	Various
			$1,345,912	$432,154	$1,528,104	$101,332	$2,061,590	$(174,935)

(1)                 Excludes net premiums of $1,391and unsecured notes payable of $1,048.

(2)                 Under construction or development at December 31, 2005.

(3)                 Held for future development at December 31, 2005.

(4)                 These joint ventures were consolidated effective March 31, 2004 as required under Financial Accounting Standards Board Interpretation 46, as revised in December 2003 (“FIN 46(R)”). See Note 2 to our Consolidated Financial Statements for a discussion of FIN 46(R).

(5)                 Development in progress in anticipation of acquisition.

(6)         This building was reclassified into development in 2005.

(7)                 Includes intercompany eliminations.

The following table summarizes our changes in cost of properties for the periods ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Beginning balance	$1,685,016	$1,287,066	$1,127,225
Adjustments related to FAS 141 intangible assets(1)	—	—	(14,200)
Adjusted beginning balance	$1,685,016	$1,287,066	1,113,025
Property acquisitions	341,911	260,023	191,053
Building and land improvements	139,424	117,817	23,684
Sales	(28,109)	—	(40,696)
Contribution of assets to unconsolidated joint venture	(76,183)	—	—
Adjustments related to consolidation of joint ventures(2)	—	20,187	—
Reclassification of building into development	(464)	—	—
Other	(5)	(77)	—
Ending balance	$2,061,590	$1,685,016	$1,287,066

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2005	2004	2003
Beginning balance	$141,716	$103,070	$76,095
Adjustments related to FAS 141(1)	—	—	1,974
Adjusted beginning balance	141,716	103,070	78,069
Depreciation expense	48,421	38,594	29,730
Sales	(3,508)	—	(4,729)
Contribution of assets to unconsolidated joint venture	(11,146)	—	—
Reclassification of building into development	(464)	—	—
Adjustments related to consolidation of joint ventures(2)	—	52	—
Other	(84)	—	—
Ending balance	$174,935	$141,716	$103,070

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

(2)          We began consolidating the accounts of several of our real estate joint ventures effective March 31, 2004 as required by FIN 46(R). For a description of our accounting under FIN 46(R), you should refer to Note 2 to our Consolidated Financial Statements.