Form 10-Q
period 2006-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2006-05-10
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

On May 2, 2006, 42,265,475 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements:
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)
Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)
Notes to Consolidated Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Investment in real estate:
Operating properties, net	$1,632,056	$1,631,038
Projects under construction or development	267,345	255,617
Total commercial real estate properties, net	1,899,401	1,886,655
Investments in and advances to unconsolidated real estate joint ventures	1,439	1,451
Investment in real estate, net	1,900,840	1,888,106
Cash and cash equivalents	20,169	10,784
Restricted cash	23,793	21,476
Accounts receivable, net	16,729	15,606
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	34,247	32,579
Intangible assets on real estate acquisitions, net	85,699	90,984
Deferred charges, net	33,731	35,046
Prepaid and other assets	21,722	29,255
Furniture, fixtures and equipment, net	4,214	4,302
Fair value of derivatives	110	—
Total assets	$2,142,875	$2,129,759
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,360,638	$1,348,351
Accounts payable and accrued expenses	42,792	41,693
Rents received in advance and security deposits	16,394	14,774
Dividends and distributions payable	16,878	16,703
Deferred revenue associated with acquired operating leases	11,721	12,707
Distributions in excess of investment in unconsolidated real estate joint venture	3,010	3,081
Other liabilities	5,314	4,727
Total liabilities	1,456,747	1,442,036
Minority interests:
Common units in the Operating Partnership	92,903	95,014
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	1,190	1,396
Total minority interests	102,893	105,210
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued of 8,569,000 and outstanding of 6,775,000) (Note 14)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 40,243,729 at March 31, 2006 and 39,927,316 at December 31, 2005)	400	399
Additional paid-in capital	655,818	657,339
Cumulative distributions in excess of net income	(72,670)	(67,697)
Value of unearned restricted common share grants	—	(7,113)
Accumulated other comprehensive loss	(380)	(482)
Total shareholders’ equity	583,235	582,513
Total liabilities and shareholders’ equity	$2,142,875	$2,129,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Rental revenue	$62,662	$51,701
Tenant recoveries and other real estate operations revenue	9,038	7,227
Construction contract revenues	14,544	15,728
Other service operations revenues	1,765	1,369
Total revenues	88,009	76,025
Expenses
Property operating expenses	21,885	18,169
Depreciation and other amortization associated with real estate operations	19,313	14,169
Construction contract expenses	14,026	14,897
Other service operations expenses	1,678	1,291
General and administrative expenses	3,963	3,276
Total operating expenses	60,865	51,802
Operating income	27,144	24,223
Interest expense	(17,584)	(12,962)
Amortization of deferred financing costs	(559)	(396)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	9,001	10,865
Equity in loss of unconsolidated entities	(23)	—
Income tax expense	(215)	(457)
Income from continuing operations before minority interests	8,763	10,408
Minority interests in income from continuing operations
Common units in the Operating Partnership	(909)	(1,292)
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	33	24
Income from continuing operations	7,722	8,975
Income from discontinued operations, net of minority interests	2,105	46
Income before gain on sales of real estate	9,827	9,021
Gain on sales of real estate, net	110	19
Net income	9,937	9,040
Preferred share dividends	(3,654)	(3,654)
Net income available to common shareholders	$6,283	$5,386
Basic earnings per common share
Income from continuing operations	$0.11	$0.15
Discontinued operations	0.05	—
Net income	$0.16	$0.15
Diluted earnings per common share
Income from continuing operations	$0.10	$0.14
Discontinued operations	0.05	—
Net income	$0.15	$0.14

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$9,937	$9,040
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,538	1,449
Depreciation and other amortization	19,337	14,666
Amortization of deferred financing costs	559	396
Amortization of deferred market rental revenue	(556)	(70)
Equity in loss of unconsolidated entities	23	—
Gain on sales of real estate	(2,571)	(24)
Excess income tax benefits from share-based compensation	(258)	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,198)	(1,608)
Decrease (increase) in accounts receivable, restricted cash and prepaid and other assets	4,029	(2,678)
(Decrease) increase in accounts payable, accrued expenses, rents received in advance and security deposits	(1,017)	1,898
Other	563	1,843
Net cash provided by operating activities	29,386	24,912
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(38,267)	(84,955)
Proceeds from sales of properties	28,217	—
Investments in and advances to unconsolidated entities	(190)	(8)
Distributions from unconsolidated entities	113	—
Leasing costs paid	(1,984)	(1,675)
Other	43	(49)
Net cash used in investing activities	(12,068)	(86,687)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	47,905	93,458
Repayments of mortgage and other loans payable	(36,559)	(24,365)
Deferred financing costs paid	(49)	(235)
Acquisition of partner interests in consolidated joint ventures	(3,016)	—
Distributions paid to partners in consolidated joint ventures	(787)	—
Net proceeds from issuance of common shares	1,581	593
Dividends paid	(14,721)	(12,941)
Distributions paid	(2,553)	(2,344)
Excess income tax benefits from share-based compensation	258	—
Other	8	—
Net cash (used) provided by financing activities	(7,933)	54,166
Net increase (decrease) in cash and cash equivalents	9,385	(7,609)
Cash and cash equivalents
Beginning of period	10,784	13,821
End of period	$20,169	$6,212

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets. We have implemented a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants. As of March 31, 2006, our investments in real estate included the following:

•      163 wholly owned operating properties totaling 13.7 million square feet;

•      13 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•      wholly owned land parcels totaling 352 acres that we believe are potentially developable into approximately 5.1 million square feet; and

•      partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of March 31, 2006 follows:

Common Units	82%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%

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

In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the “Service Companies”):

Entity Name	Type of Service Business
COPT Property Management Services, LLC (“CPM”)	Real Estate Management
COPT Development & Construction Services, LLC (“CDC”)	Construction and Development
Corporate Development Services, LLC (“CDS”)	Construction and Development
Corporate Cooling & Controls, LLC (“CC&C”)	Heating and Air Conditioning

Most of the services that CPM provides are for us. CDC, CDS and CC&C provide services to us and to third parties.

2.             Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein. These interim financial statements should be read together with the financial statements and notes thereto included in our 2005 Annual Report on Form 10-K. The interim financial statements on the previous pages reflect all adjustments that we believe are necessary for the fair statement of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

3.             Earnings Per Share (“EPS”)

We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Our computation of diluted EPS is similar except that:

•      the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock method; and

•      the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into common shares.

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2006	2005
Numerator:
Income from continuing operations	$7,722	$8,975
Add: Gain on sales of real estate, net	110	19
Less: Preferred share dividends	(3,654)	(3,654)
Numerator for basic and diluted EPS from continuing operations available to common shareholders	4,178	5,340
Add: Income from discontinued operations, net	2,105	46
Numerator for basic and diluted EPS on net income available to common shareholders	$6,283	$5,386
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	39,668	36,555
Dilutive effect of share-based compensation awards	1,842	1,537
Denominator for diluted EPS	41,510	38,092

Basic EPS:
Income from continuing operations	$0.11	$0.15
Income from discontinued operations	0.05	—
Net income available to common shareholders	$0.16	$0.15
Diluted EPS:
Income from continuing operations	$0.10	$0.14
Income from discontinued operations	0.05	—
Net income available to common shareholders	$0.15	$0.14

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator For the Three Months Ended March 31,
	2006	2005
Conversion of weighted average common units	8,520	8,544
Conversion of weighted average convertible preferred units	176	176
Share-based compensation awards	—	143

4.             Recent Accounting Pronouncements

See Note 5 for disclosure associated with our implementation of recent accounting pronouncements relating to our accounting for share-based compensation.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The conclusion provided a framework for addressing the question of when a general partner, as defined in EITF 04-05, should consolidate a limited partnership. Under the consensus, a general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” This EITF is effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and, as of January 1, 2006, for existing limited partnership agreements. The EITF did not impact us in 2005. The adoption of this EITF in 2006 for existing limited partnership agreements did not have a material effect on our financial position, results of operations or cash flows.

5.             Share-Based Compensation

Share-based Compensation Plans

In 1993, we adopted a share option plan for our Trustees under which we have 75,000 common shares reserved for issuance. These options expire ten years after the date of grant and are all exercisable. Shares for this plan are issued under a registration statement on a Form S-8 that became effective upon filing with the Securities and Exchange Commission. As of March 31, 2006, there were no awards available for future grant under this plan.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees. This plan provides for the award of options to acquire our common shares (“share options”), common shares subject to forfeiture restrictions (“restricted shares”) and dividend equivalents. We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares. Trustee options under this plan become exercisable beginning on the first anniversary of their grant. The vesting periods for employees’ options under this plan range from immediately to five years, although they generally, on average, are three years. Restricted shares generally vest annually in the following increments: 16% upon the first anniversary following the date of grant, 18% upon the second anniversary, 20% upon the third anniversary, 22% upon the fourth anniversary and 24% upon the fifth anniversary. Options expire ten years after the date of grant. Shares for this plan are issued under a registration statement filed on a Form S-8 that became effective upon filing with the Securities and Exchange Commission. As of March 31, 2006, we had 647,570 awards available for future grant under this plan.

The following table summarizes share option transactions under the plans described above for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,709,927	$14.41
Granted	188,089	$41.15
Forfeited	(13,183)	$27.54
Exercised	(151,448)	$12.98
Outstanding at March 31, 2006	2,733,385	$16.26	6	$80,574
Exercisable at March 31, 2006	2,019,857	$11.08	5	$70,010
Options expected to vest	677,852	$30.94	9	$10,035

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of our common shares on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had the holders of in-the-money options exercised their options on March 31, 2006. This amount changes based on the fair market value of our common shares. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $4,428.

We received $1,966 in proceeds from the exercise of share options during the three months ended March 31, 2006.

The following table summarizes restricted share transactions under the plans described above for the three months ended March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$19.88
Granted	133,420	$42.06
Forfeited	(7,685)	$20.12
Vested	(119,237)	$17.20
Unvested at March 31, 2006	402,107	$28.03
Restricted shares expected to vest	382,002

The total fair value of restricted shares vested during the three months ended March 31, 2006 was $5,110.

We realized a windfall tax benefit of $258 on options exercised and restricted shares vested during the three months ended March 31, 2006.

Adoption of Statement of Financial Accounting Standards No. 123(R)

We have historically issued two forms of share-based compensation: share options and restricted shares. Prior to January 1, 2006, when we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), our general method for accounting for these forms of share-based compensation was as follows:

•      Share options: These awards were accounted for using the intrinsic value method. Under this method, we recorded compensation expense only when the exercise price of a grant was less than the market price of our common shares on the option grant date; when this occurred, we recognized compensation expense equal to the difference between the exercise price and the grant-date market price over the service period to which the options related.

•      Restricted shares: We computed compensation expense for restricted share grants based on the value of such grants, as determined by the value of our common shares on the applicable measurement date (generally the date of grant). We recognized compensation expense for such grants over the service periods to which the grants related based on the vesting schedules for such grants.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost should then be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In 2005, the FASB also issued several FASB Staff Positions that clarify certain aspects of SFAS 123(R). SFAS 123(R) became effective for us on January 1, 2006, applying to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. We used the modified prospective application approach to adoption provided for under SFAS 123(R); under this approach, we recognized compensation cost on or after January 1, 2006 for the portion of outstanding awards for which the requisite service was not yet rendered, based on the fair value of those awards on the date of grant.

The primary effect of our adoption of SFAS 123(R) on our Consolidated Financial Statements is that beginning January 1, 2006 we are: (1) incurring higher expense associated with share options issued to employees relative to what we would have recognized under the intrinsic value method; (2) recognizing expenses associated with restricted common shares over the life of the grant using a straight line basis methodology over the service period; and (3) reporting the benefits of tax deductions in excess of recognized compensation costs as cash flow from financing activities (such benefits were previously reported as operating cash flows).

Prior to our adoption of SFAS 123(R), we provided disclosures in our financial statements for periods prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In computing the amounts that appeared in these disclosures, we accounted for forfeitures as they occurred. SFAS 123(R) requires that share-based compensation be computed based on awards that are ultimately expected to vest. As a result, future forfeitures of awards are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. SFAS 123(R) also requires that companies make a one-time cumulative effect adjustment upon adoption of the standard to record the effect that estimated future forfeitures of outstanding awards would have on expenses previously recognized in the companies’ financial statements; we did not record such a cumulative effect adjustment since we determined that the effect of pre-vesting forfeitures on our recorded expense has historically been negligible. The amounts included in our Consolidated Statements of Operations for share-based compensation in the three months ended March 31, 2006 reflected an estimate of pre-vesting forfeitures of approximately 5%.

In the disclosures that we provided in our financial statements for periods prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of SFAS 123, we did not capitalize costs associated with share-based compensation. Effective upon our adoption of SFAS 123(R), we began capitalizing costs associated with share-based compensation.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

We compute the fair value of share options under SFAS 123(R) using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model for share options issued during the three months ended March 31, 2006 are set forth below:

Weighted average fair value of grants on grant date	$5.46
Risk-free interest rate	4.62	%(1)
Expected life-years	7.06
Expected volatility	23.88%
Expected dividend yield	6.41%

(1) Ranged from 4.35% to 4.79%.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of our common shares. Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations for the three months ended March 31, 2006:

Increase in general and administrative expenses	$469
Increase in construction contract and other service operations expenses	144
Share-based compensation expense	613
Income taxes	(17)
Minority interests	(109)
Net share-based compensation expense	$487

Net share-based compensation expense per share
Basic	$0.01
Diluted	$0.01

We also capitalized approximately $28 in share-based compensation costs.

As of March 31, 2006, there was $1,627 of unrecognized compensation cost related to nonvested options that is expected to be recognized over a weighted average period of approximately two years. As of March 31, 2006, there was $9,714 of unrecognized compensation cost related to nonvested restricted shares that is expected to be recognized over a weighted average period of approximately three years.

Disclosure for Periods Prior to 2006, Including Pro Forma Financial Information Under SFAS 123

Expenses from share-based compensation reflected in our Consolidated Statements of Operations for the three months ended March 31, 2005 were as follows:

Increase in general and administrative expenses	$413
Increase in construction contract and other service operations expenses	46

The following table summarizes our operating results for the three months ended March 31, 2005 as if we elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” in that period:

Net income, as reported	$9,040
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	354
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(339)
Net income, pro forma	$9,055
Basic EPS on net income available to common shareholders, as reported	$0.15
Basic EPS on net income available to common shareholders, pro forma	$0.15
Diluted EPS on net income available to common shareholders, as reported	$0.14
Diluted EPS on net income available to common shareholders, pro forma	$0.14

The share-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

6.             Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31, 2006	December 31, 2005
Land	$314,550	$314,719
Buildings and improvements	1,501,426	1,491,254
	1,815,976	1,805,973
Less: accumulated depreciation	(183,920)	(174,935)
	$1,632,056	$1,631,038

Projects we had under construction or pre-construction consisted of the following:

	March 31, 2006	December 31, 2005
Land	$126,738	$117,434
Construction in progress	140,607	138,183
	$267,345	$255,617

2006 Acquisitions

During the three months ended March 31, 2006, we acquired the following:

•      a property located in Colorado Springs, Colorado containing a 60,000 square foot building that will be redeveloped and a four acre parcel of land that we believe can support approximately 30,000 developable square feet for $2,602 on January 19, 2006;

•      a 31-acre parcel of land located in San Antonio, Texas that we believe can support up to 375,000 developable square feet for $7,430 on January 20, 2006;

•      a six-acre parcel of land located in Hanover, Maryland that we believe can support up to 60,000 developable square feet for $2,142 on February 28, 2006 (Hanover, Maryland is located in the Baltimore/Washington Corridor).

We also acquired a 50% interest in a joint venture called Commons Office 6-B, LLC that owns a land parcel located in Hanover, Maryland for $1,830 on February 10, 2006. The joint venture is constructing an office property totaling approximately 44,000 square feet on the land parcel.

2006 Construction and Pre-Construction Activities

During 2006, we placed into service a 162,000 square foot building located in Annapolis Junction, Maryland (Annapolis Junction, Maryland is located in the Baltimore/Washington Corridor).

As of March 31, 2006, we had construction underway on six new buildings in the Baltimore/Washington Corridor (including the one 50% joint venture discussed above), one in Northern Virginia, one in St. Mary’s County, Maryland and one in Colorado Springs, Colorado. We also had pre-construction activities underway on four new buildings located in the Baltimore/Washington Corridor, one in King George County, Virginia, one in Colorado Springs, Colorado and one in Suburban Baltimore. In addition, we had redevelopment underway on (1) two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and the other in Colorado Springs, Colorado) and (2) two buildings owned by a joint venture (one is located in Northern Virginia and the other in the Baltimore/Washington Corridor).

2006 Dispositions

During the three months ended March 31, 2006, we sold the following operating properties:

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
Lakeview at the Greens	Laurel, Maryland (1)	2/6/2006	2	141,783	$17,000	$2,087
68 Culver Road	Dayton, New Jersey	3/8/2006	1	57,280	9,700	348
			3	199,063	$26,700	$2,435

(1)   Laurel, Maryland is located in the Suburban Maryland region.

In addition, on January 17, 2006, we sold a newly constructed property in Columbia, Maryland (located in the Baltimore/Washington Corridor) for $2,530. We recognized a gain of $111 on this sale.

7.             Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Investment Balance at				Date Acquired	Ownership	Nature of Activity		Total Assets at 3/31/2006	Maximum Exposure to Loss (1)
	March 31, 2006		December 31, 2005
Route 46 Partners	$1,439	(2)	$1,451	(2)	3/14/2003	20%	Operates one building	(3)	$23,359	$1,620
Harrisburg Corporate Gateway Partners, L.P.	(3,010)	(4)	(3,081)	(4)	9/29/2005	20%	Operates 16 buildings	(5)	78,382	—

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

(2)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $1,370 at March 31, 2006 and December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(3)   This joint venture’s property is located in Fairfield, New Jersey.

(4)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,198 at March 31, 2006 and $5,204 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(5)   This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for our unconsolidated real estate joint ventures:

	March 31, 2006	December 31, 2005
Commercial real estate property	$94,701	$94,552
Other assets	7,040	8,006
Total assets	$101,741	$102,558

Liabilities	$82,275	$82,619
Owners’ equity	19,466	19,939
Total liabilities and owners’ equity	$101,741	$102,558

The following table sets forth a combined condensed statement of operations for the three months ended March 31, 2006 for the two unconsolidated joint ventures we owned as of March 31, 2006:

Revenues	$3,204
Property operating expenses	(1,105)
Interest expense	(1,162)
Depreciation and amortization expense	(912)
Net income	$25

Our joint venture partner in Route 46 Partners has preference in receiving distributions of cash flows for a defined return. Once our partner receives its defined return, we are entitled to receive distributions for a defined return. We did not recognize income from our investment in Route 46 Partners in the three months ended March 31, 2006 since the income earned by the entity in those periods did not exceed our partner’s defined return.

Our investments in consolidated real estate joint ventures included the following:

	Date Acquired	Ownership % at 3/31/2006	Nature of Activity	Total Assets at 3/31/2006	Collateralized Assets at 3/31/2006
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties (1)	$36,022	$—
Commons Office 6-B, LLC	2/10/2006	50.0%	Developing land parcel (2)	5,614	5,569
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating building (3)	4,298	3,892
				$45,934	$9,461

(1) This joint venture owns one property in Northern Virginia and one in the Baltimore/Washington Corridor.

(2) This joint venture’s property is located in Hanover, Maryland (located in the Baltimore/Washington Corridor region).

(3) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

On January 17, 2006 we acquired our partner’s remaining 50% interest in MOR Montpelier 3 LLC, an entity that recently completed the construction of an office property, for $1,186. We then sold the property to a third party for $2,530, as discussed in Note 6.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

8.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease-up value	$92,854	$24,845	$68,009	$92,812	$20,824	$71,988
Lease cost portion of deemed cost avoidance	11,054	4,375	6,679	11,054	3,991	7,063
Lease to market value	9,772	5,688	4,084	9,772	5,277	4,495
Tenant relationship value	6,026	310	5,716	6,349	130	6,219
Market concentration premium	1,333	122	1,211	1,333	114	1,219
	$121,039	$35,340	$85,699	$121,320	$30,336	$90,984

9.             Deferred Charges

Deferred charges consisted of the following:

	March 31, 2006	December 31, 2005
Deferred leasing costs	$43,239	$42,752
Deferred financing costs	21,659	21,574
Goodwill	1,853	1,853
Deferred other	155	155
	66,906	66,334
Accumulated amortization	(33,175)	(31,288)
Deferred charges, net	$33,731	$35,046

10.          Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $388 at March 31, 2006 and $421 at December 31, 2005.

11.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	March 31, 2006	December 31, 2005
Construction contract costs incurred in excess of billings	$10,309	$15,277
Prepaid expenses	4,733	7,007
Other assets	6,680	6,971
Prepaid and other assets	$21,722	$29,255

12.          Derivatives

The following table sets forth our one derivative contract at March 31, 2006 and its fair value:

					Fair Value at
Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	March 31, 2006	December 31, 2005
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$110	N/A

We designated this derivative as a cash flow hedge. The contract hedges the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until its maturity.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months Ended March 31,
	2006	2005
Increase in fair value applied to AOCL (1) and minority interests	$110	$—

(1)   AOCL is accumulated other comprehensive loss.

13.          Mortgages and Other Loans Payable

Mortgage and other loans payable consisted of the following:

	Maximum Principal Amount Under Loans at March 31, 2006	Carrying Value at			Scheduled Maturity Dates at March 31, 2006
		March 31, 2006	December 31, 2005	Stated Interest Rates at March 31, 2006

Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$400,000	$279,000	$273,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	913,562	921,265	3.00% - 9.48% (3)	2006 - 2034 (4)
Variable rate construction loan facilities	125,701	84,228	70,238	LIBOR + 1.40 to 2.20%	2006 - 2008 (5)
Other variable rate mortgage loans	N/A	82,800	82,800	LIBOR + 1.15% to 1.55% and Prime rate + 2.50%	2006 - 2010
Total mortgage loans		1,080,590	1,074,303

Note payable
Unsecured seller note	N/A	1,048	1,048	5.95%	May 2007 (6)

Total mortgage and other loans payable, net		$1,360,638	$1,348,351

(1)   The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)   Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $1,247 at March 31, 2006 and $1,391 at December 31, 2005.

(3)   The weighted average interest rate on these loans was 6.9% at March 31, 2006.

(4)   A loan with a balance of $4,945 at March 31, 2006 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)   At March 31, 2006, $44.4 million in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)   This loan is callable within 90 days by the lender.

14.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	March 31, 2006	December 31, 2005
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	$11	$11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Common Shares

During the three months ended March 31, 2006, we converted 43,425 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 5 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the AOCL component of shareholders’ equity:

	For the Three Months Ended March 31,
	2006	2005
Beginning balance	$(482)	$—
Unrealized gain on derivatives, net of minority interests	90	—
Realized loss on derivatives, net of minority interests	12	—
Ending balance	$(380)	$—

The table below sets forth our comprehensive income:

	For the Three Months Ended March 31,
	2006	2005
Net income	$9,937	$9,040
Unrealized gain on derivatives, net of minority interests	90	—
Realized loss on derivatives, net of minority interests	12	—
Total comprehensive income	$10,039	$9,040

15.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2006:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6406	$737
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6172	$880
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.5000	$1,100
First Quarter 2006	March 31, 2006	April 14, 2006	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$938
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$938

Common Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$11,180
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$11,268

Series I Preferred Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$165
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$165

Common Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$2,387
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$2,374

16.      Supplemental Information to Statements of Cash Flows

	For the Three Months Ended March 31,
	2006	2005
Supplemental schedule of non-cash investing and financing activities:

Increase (decrease) in accrued capital improvements and leasing costs	$6,307	$(1,091)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$45	$68
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$110	$—
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$778	$55
Dividends/distribution payable	$16,878	$14,766
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,945	$—
Issuance of restricted shares	$—	$3,481

17.          Information by Business Segment

As of March 31, 2006, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore, Maryland, Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; Northern/Central New Jersey; Colorado Springs, Colorado; and San Antonio, Texas. During 2005, we also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	Colorado Springs	Northern/ Central New Jersey	San Antonio	Greater Harrisburg	Other	Total
Three Months Ended March 31, 2006
Revenues	$34,393	$15,573	$7,357	$3,553	$2,505	$2,988	$1,289	$2,893	$1,810	$—	$(182)	$72,179
Property operating expenses	10,369	5,490	2,840	1,317	40	691	491	985	333	—	(489)	22,067
NOI	$24,024	$10,083	$4,517	$2,236	$2,465	$2,297	$798	$1,908	$1,477	$—	$307	$50,112
Commercial real estate property expenditures	$31,563	$3,123	$871	$404	$338	$311	$5,833	$587	$7,702	$—	$(268)	$50,464
Segment assets at March 31, 2006	$925,067	$462,441	$187,732	$114,873	$99,029	$98,818	$69,086	$58,203	$51,570	$—	$76,056	$2,142,875

Three Months Ended March 31, 2005
Revenues	$29,679	$14,419	$2,662	$2,454	$2,506	$2,878	$—	$3,871	$—	$2,244	$(86)	$60,627
Property operating expenses	9,409	5,015	1,173	1,089	36	706	—	1,509	—	744	(763)	18,918
NOI	$20,270	$9,404	$1,489	$1,365	$2,470	$2,172	$—	$2,362	$—	$1,500	$677	$41,709
Commercial real estate property expenditures	$23,049	$22,393	$1,158	$343	$207	$2,745	$—	$141	$34,092	$109	$(58)	$84,179
Segment assets at March 31, 2005	$792,391	$438,831	$60,590	$68,486	$100,636	$98,299	$—	$82,719	$34,092	$67,631	$55,245	$1,798,920

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2006	2005
Segment revenues	$72,179	$60,627
Construction contract revenues	14,544	15,728
Other service operations revenues	1,765	1,369
Less: Revenues from discontinued real estate operations (Note 19)	(479)	(1,699)
Total revenues	$88,009	$76,025

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2006	2005

Segment property operating expenses	$22,067	$18,918
Less: Property operating expenses from discontinued real estate operations (Note 19)	(182)	(749)
Total property operating expenses	$21,885	$18,169

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2006	2005
NOI for reportable segments	$50,112	$41,709
Construction contract revenues	14,544	15,728
Other service operations revenues	1,765	1,369
Equity in loss of unconsolidated entities	(23)	—
Income tax expense	(215)	(457)
Less:
Depreciation and other amortization associated with real estate operations	(19,313)	(14,169)
Construction contract expenses	(14,026)	(14,897)
Other service operations expenses	(1,678)	(1,291)
General and administrative expenses	(3,963)	(3,276)
Interest expense on continuing operations	(17,584)	(12,962)
Amortization of deferred financing costs	(559)	(396)
Minority interests in continuing operations	(1,041)	(1,433)
NOI from discontinued operations	(297)	(950)
Income from continuing operations	$7,722	$8,975

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

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended March 31,
	2006	2005
Deferred
Federal	$176	$374
State	39	83
Total	$215	$457

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three months ended March 31, 2006 and 2005.

19.          Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with the following:

•                  three properties located in the Northern/Central New Jersey region that were sold on September 8, 2005;

•                  the two Lakeview at the Greens properties that were sold on February 6, 2006; and

•                  the 68 Culver Road property sold on March 8, 2006.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended March 31,
	2006	2005
Revenue from real estate operations	$479	$1,699
Expenses from real estate operations:
Property operating expenses	182	749
Depreciation and amortization	24	497
Interest expense	131	396
Expenses from real estate operations	337	1,642
Income from discontinued operations before gain on sales of real estate and minority interests	142	57
Gain on sales of real estate	2,435	—
Minority interests in discontinued operations	(472)	(11)
Income from discontinued operations, net of minority interests	$2,105	$46

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

Acquisitions

As of March 31, 2006, we were under contract to acquire a property in Washington County, Maryland for $9,000, subject to potential reductions ranging from $750 to $4,000; the amount of such decrease, if any, will be determined based on defined levels of job creation resulting from the future development of the property taking place. Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property. We submitted a $500 deposit in connection with this acquisition.

On March 31, 2006, we were also under contract to acquire, for $78,000, a mixed-use facility containing 328,000 square feet of office space and 285,000 square feet of warehouse space, located in Columbia, Maryland. We submitted a $750 deposit in connection with this acquisition.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed. Our total unilateral commitment under this guaranty is approximately $712; the tenant’s account was current as of March 31, 2006. We also agreed to indemnify the partnership’s lender for 80% of any losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

For Route 46 Partners, we may be required to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceed a defined amount; we do not expect that any such funding, if required, will be material to us. In addition, we agreed to unilaterally loan the joint venture an additional $181 in the event that funds are needed by the entity.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities. We will have a 50% interest in this joint venture relationship.

We may need to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed. In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then need to make even larger investments in these joint ventures.

In two of the consolidated joint ventures that we owned as of March 31, 2006, we would be obligated to acquire the other members’ 50% interests in the joint ventures if defined events were to occur. The amounts we would need to pay for those membership interests are computed based on the amounts that the owners of the interests would receive under the joint venture agreements in the event that office properties owned by the joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date. We estimate the aggregate amount we would need to pay for the other members’ membership interests in these joint ventures to be $1,691; however, since the determination of this amount is dependent on the operations of the office properties, which are not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Ground Lease

On March 8, 2006, we entered into a 62 year ground lease agreement on a five-acre land parcel on which we intend to construct a 24,000 square foot property. We paid $118 to the lessor upon lease execution and expect to pay an additional $399 in rent under the lease in 2006; no other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property. We will recognize the total lease payments incurred under the lease evenly over the term of the lease.

Operating Leases

We are obligated as lessee under seven operating leases for office space. Future minimum rental payments due under the terms of these leases as of March 31, 2006 follow:

2006	$242
2007	80
2008	71
2009	11
$404

Other Operating Leases

We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of March 31, 2006 follow:

2006	$309
2007	316
2008	230
2009	80
2010	3
$938

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease of three properties in our New Jersey region. The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete. Under the lease agreement, we agreed to the following:

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

21.          Pro Forma Financial Information (Unaudited)

We accounted for our 2005 and 2006 acquisitions using the purchase method of accounting. We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2006.

We prepared our pro forma condensed consolidated financial information presented below as if our acquisition of the Hunt Valley/Rutherford portfolios on December 22, 2005 had occurred at the beginning of the respective periods. The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred at the beginning of the respective periods, nor does it purport to indicate our results of operations for future periods.

For the Three Months Ended March 31,
2005

Pro forma total revenues	$80,663
Pro forma net income	$8,490
Pro forma net income available to common shareholders	$4,836
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.13
Diluted	$0.13

22.          Subsequent Events

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for gross proceeds before offering costs of $82,620. We contributed the proceeds to our Operating Partnership in exchange for 2.0 million common units. The proceeds were used primarily to pay down our Revolving Credit Facility.

On April 4, 2006, we entered into a 62-year ground lease agreement on a six-acre land parcel on which we expect to construct a 110,000 square foot property. We paid $550 to the lessor upon lease execution and expect to pay an additional $1,870 in rent under the lease by 2007. No other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property. We will recognize the total lease payments incurred under the lease evenly over the term of the lease.

On April 21, 2006, we acquired a 20-acre land parcel that we believe can support approximately 300,000 developable square feet for a contract price of $1,050 using cash reserves.

On April 27, 2006, we entered into two interest rate swap agreements that fix the one-month LIBOR base rate at 5.232% on an aggregate notional amount of $50,000. These swap agreements became effective on May 1, 2006 and carry three-year terms.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities. As of March 31, 2006, our investments in real estate included the following:

•                  163 wholly owned operating properties totaling 13.7 million square feet;

•                  13 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 352 acres that we believe are potentially developable into approximately 5.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

During the three months ended March 31, 2006, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2005;

•                  finished the period with occupancy for our wholly owned portfolio of properties at 93.3%;

•                  acquired a 60,000 square foot property to be redeveloped, and 41 acres of land that can support up to approximately 465,000 developable square feet, for $12.2 million;

•                  placed into service a newly-constructed property totaling 162,000 square feet in the Baltimore/Washington Corridor; and

•                  sold three operating properties and a newly constructed property for a total of $29.2 million.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2006. This section includes discussions on, among other things:

•      our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2006 compared to the same period in 2005;

•                  how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2006;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three months ended March 31, 2006 and 2005.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended March 31,
	2006	2005	Variance	% Change
Revenues
Rental revenue	$62,662	$51,701	$10,961	21.2%
Tenant recoveries and other real estate operations revenue	9,038	7,227	1,811	25.1%
Construction contract revenues	14,544	15,728	(1,184)	(7.5)%
Other service operations revenues	1,765	1,369	396	28.9%
Total revenues	88,009	76,025	11,984	15.8%
Expenses
Property operating expenses	21,885	18,169	3,716	20.5%
Depreciation and other amortization associated with real estate operations	19,313	14,169	5,144	36.3%
Construction contract expenses	14,026	14,897	(871)	(5.8)%
Other service operations expenses	1,678	1,291	387	30.0%
General and administrative expense	3,963	3,276	687	21.0%
Total operating expenses	60,865	51,802	9,063	17.5%
Operating income	27,144	24,223	2,921	12.1%
Interest expense and amortization of deferred financing costs	(18,143)	(13,358)	(4,785)	35.8%
Equity in loss of unconsolidated entities	(23)	—	(23)	N/A
Income tax expense	(215)	(457)	242	(53.0)%
Income from continuing operations before minority interests	8,763	10,408	(1,645)	(15.8)%
Minority interests in income from continuing operations	(1,041)	(1,433)	392	(27.4)%
Income from discontinued operations, net	2,105	46	2,059	4476.1%
Gain on sales of real estate, net	110	19	91	478.9%
Net income	9,937	9,040	897	9.9%
Preferred share dividends	(3,654)	(3,654)	—	0.0%
Net income available to common shareholders	$6,283	$5,386	$897	16.7%
Basic earnings per common share
Income from continuing operations	$0.11	$0.15	$(0.04)	(26.7)%
Net income	$0.16	$0.15	$0.01	6.7%
Diluted earnings per common share
Income from continuing operations	$0.10	$0.14	$(0.04)	(28.6)%
Net income	$0.15	$0.14	$0.01	7.1%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	March 31, 2006	December 31, 2005
Occupancy rates
Total	93.3%	94.0%
Baltimore/Washington Corridor	95.2%	96.2%
Northern Virginia	92.9%	96.4%
Suburban Baltimore	86.5%	84.7%
Suburban Maryland	80.0%	79.8%
St. Mary’s and King George Counties	96.8%	95.4%
Greater Philadelphia	100.0%	100.0%
Northern/Central New Jersey	95.7%	96.4%
Colorado Springs, Colorado	83.1%	85.8%
San Antonio, Texas	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$20.72	$20.28

(1) Includes estimated expense reimbursements.

We renewed 64.9% of the square footage under leases scheduled to expire in the three months ended March 31, 2006 (including the effect of early renewals and excluding the effect of early lease terminations). During this period, 43% of the vacated square footage under leases scheduled to expire was attributable to one tenant in one of our properties.

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
Geographic Region	Ownership Interest	March 31, 2006		December 31, 2005
Suburban Maryland	80.0%	47.9%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	89.4%		89.4%
Northern/Central New Jersey	20.0%	81.6%		80.9%

(1) Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at period end.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two years being compared. We define these as changes from “Same-Office Properties.” For example, when comparing the three months ended March 31, 2005 and 2006, Same-Office Properties would be properties owned and 100% operational from January 1, 2005 through March 31, 2006.

•                  Changes attributable to operating properties acquired during the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared. We define these as changes from “Property Additions.”

•                  Changes attributable to properties sold during the two periods being compared that are not reported as discontinued operations. We define these as changes from “Sold Properties.”

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes From the Three Months Ended March 31, 2005 to 2006
	Property			Sold
	Additions	Same-Office Properties		Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change (3)	Change
Revenues from real estate operations
Rental revenue	$12,107	$1,232	2.5%	$(1,885)	$(493)	$10,961
Tenant recoveries and other real estate operations revenue	1,227	735	10.9%	(366)	215	1,811
Total	$13,334	$1,967	3.5%	$(2,251)	$(278)	$12,772

Property operating expenses	$3,846	$449	2.5%	$(808)	$229	$3,716

Straight-line rental revenue adjustments included in rental revenue	$1,108	$(581)	N/A	$(27)	$(205)	$295
Amortization of deferred market rental revenue	$439	$73	N/A	$—	$(27)	$485

Number of operating properties included in component category	43	121	N/A	16	1	181

(1) Includes 38 acquired properties and five newly-constructed properties.

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

The increase in revenues from real estate operations for the Same-Office Properties included the following:

•                  an increase in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  an increase in tenant recoveries and other revenue from the Same-Office Properties due primarily to higher tenant billings resulting from our projections for increased property operating expenses in 2006 compared to 2005.

The increase in operating expenses for the Same-Office Properties included the following:

•                  an increase of $333,000, or 18.3%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor;

•                  an increase of $317,000, or 8.4%, in utilities due to (1) rate increases and (2) changes in occupancy and lease structures;

•                  an increase of $243,000, or 11.5%, in cleaning expenses due primarily to our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures; and

•                  a decrease of $1.1 million, or 59.3% due to decreased snow removal expenses.

Depreciation and amortization

Of the $5.1 million increase in our depreciation and other amortization associated with real estate operations included in continuing operations, $4.7 million was attributable to the Property Additions.

General and administrative expenses

The increase in general and administrative expenses of $687,000, or 21.0%, included an increase of $668,000, or 24.8%, in compensation expense due primarily to additional employee positions to support our growth and increased salaries and bonuses for existing employees.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $4.8 million, or 35.8%, which includes the effects of a 30.0% increase in our average outstanding debt balance resulting from our 2005 and 2006 acquisition and construction activities and an increase in our weighted average interest rates from 5.8% to 6.1%.

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

As of March 31, 2006, we owned 95% of the outstanding preferred units and approximately 82% of the outstanding common units. Changes in the percentage of the Operating Partnership owned by minority interests during the periods presented reflected the following:

•                  the issuance of additional units to us as we issued new common shares since January 1, 2005 due to the fact that we receive common units in the Operating Partnership each time we issue common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units; and

•                  our issuance of 232,655 common units to third parties in connection with acquisitions during 2005.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations was attributable primarily to the following:

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above; and

•                  a decrease attributable to our increasing ownership of common units (from 80% at December 31, 2004 to 82% at March 31, 2006).

Income from discontinued operations, net of minority interests

Our income from discontinued operations increased due primarily to the sale of three properties in the current period from which we recognized a gain of $2.4 million before allocation to minority interests.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased due to the effect of the increase in net income available to common shareholders in the current period, offset somewhat by the higher number of shares outstanding during the current period.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $20.2 million as of March 31, 2006, an 87% increase from the balance at December 31, 2005. The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities. We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements. When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $4.5 million, or 18.0%, when comparing the three months ended March 31, 2006 and 2005; this increase is attributable in large part to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties. We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividends and distributions and capital improvements and leasing costs. We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Three Months Ended March 31, 2006

We acquired a building to be redeveloped totaling 60,000 square feet, and four parcels of land that we believe can support up to 465,000 developable square feet, for $12.2 million. These acquisitions were financed using the following:

•      $7.0 million in borrowings under our Revolving Credit Facility;

•      $2.4 using an escrow funded by proceeds from one of our property sales discussed below; and

•      cash reserves for the balance.

We also acquired a 50% interest in a joint venture owning a land parcel for $1.8 million using cash reserves. The joint venture is constructing an office property totaling approximately 44,000 square feet on the land parcel. Prior to the acquisition of our 50% interest, the entity already had in place a construction loan, the balance of which was $3.2 million at March 31, 2006.

On March 8, 2006, we entered into a 62-year ground lease agreement on a five-acre land parcel on which we intend to construct a 24,000 square foot property. We paid $118,000 to the lessor upon lease execution and expect to pay an additional $399,000 in rent under the lease in 2006; no other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property.

During 2006, we placed into service a 162,000 square foot property in the Baltimore/Washington Corridor that was 100% leased at March 31, 2006. Costs incurred on this property through March 31, 2006 totaled $29.3 million, $5.7 million of which was incurred in the three months ended March 31, 2006.

At March 31, 2006, we had construction activities underway on nine office properties totaling 1.1 million square feet that were 41% pre-leased, including 7,000 square feet in one property placed into service in 2005; we owned 100% of eight of these properties and 50% of one of these properties. Costs incurred on these properties through March 31, 2006 totaled approximately $124.8 million, of which approximately $19.6 million was incurred during the three months ended March 31, 2006. We have construction loan facilities in place totaling $101.7 million to finance the construction of four of these properties; borrowings under these facilities totaled $61.3 million at March 31, 2006, $14.0 million of which was borrowed during the three months ended March 31, 2006. The remaining costs incurred during the three months ended March 31, 2006 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for 2006 (in thousands):

Construction and development	$26,351
Acquisitions	16,450
Tenant improvements on operating properties	2,760	(1)
Capital improvements on operating properties	4,903
	$50,464

(1)                                  Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

On January 17, 2006 we acquired the remaining 50% of a joint venture that recently completed the construction of an office property for $1.2 million.

During the three months ended March 31, 2006, we sold three previously operational properties totaling 199,000 square feet and one recently constructed property for a total of $29.2 million. The net proceeds from these sales after transaction costs totaled $28.2 million. We used $2.4 million of these proceeds to fund an escrow subsequently applied towards an acquisition and most of the balance to pay down our Revolving Credit Facility.

During the three months ended March 31, 2006, we borrowed $10.8 million from construction loans to finance construction activities.

On March 28, 2006, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 5.036% on a notional amount of $50.0 million. This swap agreement became effective on March 28, 2006 and carries a three-year term.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness. As of March 31, 2006, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $74.6 million, or 86.1%. This decrease was due primarily to the following:

•                  a $46.7 million, or 54.9%, decrease in purchases of and additions to commercial real estate. This decrease is due primarily to a decrease in property acquisitions. Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; and

•                  a $28.2 million increase in proceeds from sales of properties. We generally do not acquire properties with the intent of selling them. We generally attempt to sell a property when we believe that most of the earnings growth potential in that property has been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location. While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur. Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to significant fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend.

Our cash flow provided by financing activities decreased $62.1 million. This decrease included the following:

•                  a $45.5 million, or 48.7%, decrease in proceeds from mortgage and other loans payable. This decrease is due primarily to decreased acquisition activity in the current period; and

•                  a $12.2 million, or 50.0%, increase in repayments of mortgage and other loans payable. This decrease is attributable primarily to our use of proceeds from the sales of properties to pay down our Revolving Credit Facility.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2005 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to March 31, 2006

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for gross proceeds before offering costs of $82.6 million. We contributed the proceeds to our Operating Partnership in exchange for 2.0 million common units. The proceeds were used primarily to pay down our Revolving Credit Facility.

On April 4, 2006, we entered into a 62-year ground lease agreement on a six-acre land parcel on which we expect to construct a 110,000 square foot property. We paid $550,000 to the lessor upon lease execution and expect to pay an additional $1.9 million in rent under the lease by 2007. No other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property.

On April 21, 2006, we acquired a 20-acre land parcel that we believe can support approximately 300,000 developable square feet for a contract price of $1.1 million using cash reserves.

On April 27, 2006, we entered into two interest rate swap agreements that fix the one-month LIBOR base rate at 5.232% on an aggregate notional amount of $50.0 million. These swap agreements became effective on May 1, 2006 and carry three-year terms.

Other Future Cash Requirements for Investing and Financing Activities

As of March 31, 2006, we were under contract to acquire the following:

•                  a property in Washington County, Maryland for $9.0 million, subject to potential reductions ranging from $750,000 to $4.0 million; the amount of such decrease, if any, will be determined based on defined levels of job creation resulting from the future development of the property taking place. Upon completion of this acquisition, we will be obligated to incur $7.5 million in development and construction costs for the property. We submitted a $500,000 deposit in connection with this acquisition. We expect to fund this acquisition using proceeds from our Revolving Credit Facility.

•                  a mixed-use facility containing 328,000 square feet of office space and 285,000 square feet of warehouse space located in Columbia, Maryland for $78.0 million. We expect to fund this acquisition by assuming an existing $38.1million mortgage loan on the property and using proceeds from the Revolving Credit Facility for the balance.

As previously discussed, as of March 31, 2006, we had construction activities underway on nine office properties totaling 1.1 million square feet that were 41% pre-leased. We estimate remaining costs to be incurred will total approximately $74.4 million upon completion of these properties; we expect to incur these costs through June 2008. We have $40.5 million remaining to be borrowed under construction loan facilities totaling $101.7 million for four of these properties. We expect to fund the remaining portion of these costs using primarily borrowings from new construction loan facilities.

As of March 31, 2006, we had pre-construction activities underway on seven new office properties estimated to total 780,000 square feet, one of which is through a joint venture. We estimate that costs for these properties will total approximately $155.3 million. As of March 31, 2006, costs incurred on these properties totaled $4.8 million and the balance is expected to be incurred from 2006 through 2008. We expect to fund most of these costs using borrowings from new construction loan facilities, although we expect our joint venture partner will fund a portion of the costs associated with the one joint venture property.

As of March 31, 2006, we had redevelopment activities underway on four properties totaling 727,000 square feet. Two of these properties are owned by a joint venture in which we own a 92.5% interest. We estimate that remaining costs of the redevelopment activities will total approximately $50.0 million. We expect to fund most of these costs using borrowings under new construction loan facilities.

During the remainder of 2006 and beyond, we expect to complete other acquisitions of properties and commence construction and pre-construction activities in addition to the ones previously described. We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new loans, borrowings under our Revolving Credit Facility and additional equity issuances of common and/or preferred shares.

Our Revolving Credit Facility has a maximum principal amount of $400.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions. Based on the value of assets identified by us to support repayment of the Revolving Credit Facility, $400.0 million was available as of May 2, 2006, $190.0 million of which was unused.

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

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period, (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged and (d) the effect of dilutive potential common shares outstanding during a period attributable to share-based compensation using the treasury stock method. However, the computation of Diluted FFO per share does not assume conversion of securities that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period. We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders. In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share. Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three months ended March 31, 2006 and 2005 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2006	2005

Net income	$9,937	$9,040
Add: Real estate-related depreciation and amortization	19,068	14,505
Add: Depreciation and amortization on unconsolidated real estate entities	85	—
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(33)	(32)
Less: Gain on sales of real estate, excluding development portion (1)	(2,459)	(24)
Funds from operations (“FFO”)	26,598	23,489
Add: Minority interests-common units in the Operating Partnership	1,406	1,308
Less: Preferred share dividends	(3,654)	(3,654)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$24,350	$21,143
Weighted average common shares	39,668	36,555
Conversion of weighted average common units	8,520	8,544
Weighted average common shares/units - basic FFO	48,188	45,099
Dilutive effect of share-based compensation awards	1,842	1,537
Weighted average common shares/units - diluted FFO	50,030	46,636

Diluted FFO per common share	$0.49	$0.45

Numerator for diluted EPS	$6,283	$5,386
Add: Minority interests-common units in the Operating Partnership	1,406	1,308
Add: Real estate-related depreciation and amortization	19,068	14,505
Add: Depreciation and amortization on unconsolidated real estate entities	85	—

Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(33)	(32)
Less: Gain on sales of real estate, excluding development portion (1)	(2,459)	(24)
Diluted FFO	$24,350	$21,143

Denominator for diluted EPS	41,510	38,092
Weighted average common units	8,520	8,544
Denominator for Diluted FFO per share	50,030	46,636

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced. Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of March 31, 2006, 67.2% of our mortgage and other loans payable balance carried fixed interest rates and 92.0% of our fixed-rate loans were scheduled to mature after 2006. As of March 31, 2006, the percentage of variable-rate loans relative to total assets was 20.8%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at March 31, 2006 (dollars in thousands):

	For the Periods Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Fixed rate (1)	$72,617	$86,332	$155,321	$61,152	$72,450	$465,491	$913,363
Average interest rate	6.80%	6.67%	6.67%	6.21%	5.97%	7.08%	6.86%
Variable rate	$46,625	$71,946	$324,777	$1,340	$1,340	$—	$446,028
Average interest rate	7.59%	6.31%	7.43%	9.78%	9.78%	—	7.72%

(1)          Represents scheduled principal maturities only and therefore excludes a net premium of $1.2 million.

The fair market value of our mortgage and other loans payable was approximately $1.3 billion at March 31, 2006.

The following table sets forth information pertaining to our derivative contract in place as of March 31, 2006 and its fair value (dollars in thousands):

Nature of Derivative	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date	Fair Value at March 31, 2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$110

Based on our variable-rate debt balances, our interest expense would have increased by $968,000 during the three months ended March 31, 2006 if interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.       Risk Factors

Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended March 31, 2006, 43,425 of the Operating Partnership’s common units were exchanged for 43,425 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CORPORATE OFFICE PROPERTIES TRUST

Date: May 10, 2006	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer