Form 10-Q
period 2006-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2006-08-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-14023

Corporate Office Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

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

On August 1, 2006, 42,398,668 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Investment in real estate:
Operating properties, net	$1,743,651	$1,631,038
Property held for sale, net	10,161	—
Projects under construction or development	310,195	255,617
Total commercial real estate properties, net	2,064,007	1,886,655
Investments in and advances to unconsolidated real estate joint ventures	1,509	1,451
Investment in real estate, net	2,065,516	1,888,106
Cash and cash equivalents	5,748	10,784
Restricted cash	21,073	21,476
Accounts receivable, net	15,446	15,606
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	36,638	32,579
Intangible assets on real estate acquisitions, net	100,132	90,984
Deferred charges, net	34,802	35,046
Prepaid and other assets	21,422	29,255
Furniture, fixtures and equipment, net	5,887	4,302
Fair value of derivatives	833	—
Total assets	$2,309,118	$2,129,759
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,433,718	$1,348,351
Accounts payable and accrued expenses	46,040	41,693
Rents received in advance and security deposits	18,124	14,774
Dividends and distributions payable	17,450	16,703
Deferred revenue associated with acquired operating leases	13,906	12,707
Distributions in excess of investment in unconsolidated real estate joint venture	3,067	3,081
Other liabilities	5,135	4,727
Total liabilities	1,537,440	1,442,036
Minority interests:
Common units in the Operating Partnership	105,452	95,014
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	1,778	1,396
Total minority interests	116,030	105,210
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 6,775,000) (Note 14)	67	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 42,373,505 at June 30, 2006 and 39,927,316 at December 31, 2005)	421	399
Additional paid-in capital	733,996	657,339
Cumulative distributions in excess of net income	(79,062)	(67,697)
Value of unearned restricted common share grants	—	(7,113)
Accumulated other comprehensive income (loss)	226	(482)
Total shareholders’ equity	655,648	582,513
Total liabilities and shareholders’ equity	$2,309,118	$2,129,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues
Rental revenue	$63,308	$52,483	$125,534	$103,740
Tenant recoveries and other real estate operations revenue	9,303	6,529	18,304	13,726
Construction contract revenues	12,156	17,445	26,700	33,173
Other service operations revenues	1,984	1,019	3,749	2,388
Total revenues	86,751	77,476	174,287	153,027
Expenses
Property operating expenses	22,240	17,139	43,944	35,144
Depreciation and other amortization associated with real estate operations	18,603	14,713	37,774	28,685
Construction contract expenses	11,643	17,223	25,669	32,120
Other service operations expenses	1,818	955	3,496	2,246
General and administrative expenses	3,706	3,166	7,669	6,442
Total operating expenses	58,010	53,196	118,552	104,637
Operating income	28,741	24,280	55,735	48,390
Interest expense	(17,536)	(13,391)	(35,017)	(26,246)
Amortization of deferred financing costs	(609)	(471)	(1,168)	(867)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	10,596	10,418	19,550	21,277
Equity in loss of unconsolidated entities	(32)	—	(55)	—
Income tax expense	(206)	(213)	(421)	(670)
Income from continuing operations before minority interests	10,358	10,205	19,074	20,607
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,153)	(1,256)	(2,053)	(2,547)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	25	15	58	39
Income from continuing operations	9,065	8,799	16,749	17,769
Income from discontinued operations, net of minority interests	26	152	2,169	203
Income before gain on sales of real estate	9,091	8,951	18,918	17,972
Gain on sales of real estate, net	25	169	135	188
Net income	9,116	9,120	19,053	18,160
Preferred share dividends	(3,653)	(3,654)	(7,307)	(7,308)
Net income available to common shareholders	$5,463	$5,466	$11,746	$10,852
Basic earnings per common share
Income from continuing operations	$0.13	$0.14	$0.24	$0.29
Discontinued operations	—	0.01	0.05	0.01
Net income	$0.13	$0.15	$0.29	$0.30
Diluted earnings per common share
Income from continuing operations	$0.13	$0.14	$0.23	$0.28
Discontinued operations	—	—	0.05	—
Net income	$0.13	$0.14	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$19,053	$18,160
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,835	2,934
Depreciation and other amortization	38,087	29,924
Amortization of deferred financing costs	1,168	867
Amortization of deferred market rental revenue	(1,050)	(261)
Equity in loss of unconsolidated entities	55	—
Gain on sales of real estate	(2,563)	(234)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(4,586)	(3,009)
Decrease in accounts receivable, restricted cash and prepaid and other assets	3,493	235
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	1,964	9,854
Other	1,335	1,647
Net cash provided by operating activities	59,791	60,117
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(186,597)	(174,455)
Proceeds from sales of properties	28,209	2,545
Acquisition of minority interest in consolidated joint venture	—	(1,208)
Investments in and advances to unconsolidated entities	(372)	(32)
Distributions from unconsolidated entities	254	—
Leasing costs paid	(4,232)	(2,468)
Other	4,434	(1,593)
Net cash used in investing activities	(158,304)	(177,211)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	234,748	278,455
Repayments of mortgage and other loans payable	(187,660)	(123,154)
Deferred financing costs paid	(756)	(2,173)
Acquisition of partner interests in consolidated joint ventures	(3,016)	—
Distributions paid to partners in consolidated joint ventures	(787)	—
Net proceeds from issuance of common shares	85,054	2,252
Dividends paid	(29,632)	(25,933)
Distributions paid	(5,091)	(4,688)
Other	617	—
Net cash provided by financing activities	93,477	124,759
Net (decrease) increase in cash and cash equivalents	(5,036)	7,665
Cash and cash equivalents
Beginning of period	10,784	13,821
End of period	$5,748	$21,486

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
(unaudited)

1.  Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We have implemented a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of June 30, 2006, our investments in real estate included the following:

•                  170 wholly owned operating properties totaling 14.8 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 2.1 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 563 acres that we believe are potentially developable into approximately 6.8 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of June 30, 2006 follows:

Common Units	82%
Series E Preferred Units	100%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%

Two of our trustees controlled, either directly or through ownership by other entities or family members, an additional 14% of the Operating Partnership’s common units.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$9,065	$8,799	$16,749	$17,769
Add: Gain on sales of real estate, net	25	169	135	188
Less: Preferred share dividends	(3,653)	(3,654)	(7,307)	(7,308)
Numerator for basic and diluted EPS from continuing operations available to common shareholders	5,437	5,314	9,577	10,649
Add: Income from discontinued operations, net	26	152	2,169	203
Numerator for basic and diluted EPS on net income available to common shareholders	$5,463	$5,466	$11,746	$10,852
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	41,510	36,692	40,594	36,624
Dilutive effect of share-based compensation awards	1,721	1,528	1,801	1,534
Denominator for diluted EPS	43,231	38,220	42,395	38,158

Basic EPS:
Income from continuing operations	$0.13	$0.14	$0.24	$0.29
Income from discontinued operations	—	0.01	0.05	0.01
Net income available to common shareholders	$0.13	$0.15	$0.29	$0.30
Diluted EPS:
Income from continuing operations	$0.13	$0.14	$0.23	$0.28
Income from discontinued operations	—	—	0.05	—
Net income available to common shareholders	$0.13	$0.14	$0.28	$0.28

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Conversion of weighted average common units	8,465	8,676	8,493	8,681
Conversion of weighted average convertible preferred units	176	176	176	176
Share-based compensation awards	—	147	—	149

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect that the implementation of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

5.  Share-Based Compensation

Share-based Compensation Plans

In 1993, we adopted a share option plan for our Trustees under which we have 75,000 common shares reserved for issuance.  These options expire ten years after the date of grant and are all exercisable.  Shares for this plan are issued under a registration statement on a Form S-8 that became effective upon filing with the Securities and Exchange Commission.  As of June 30, 2006, there were no awards available for future grant under this plan.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees.  This plan provides for the award of options to acquire our common shares (“share options”), common shares subject to forfeiture restrictions (“restricted shares”) and dividend equivalents.  We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares.  Trustee options under this plan become exercisable beginning on the first anniversary of their grant.  The vesting periods for employees’ options under this plan range from immediately to five years, although they generally, on average, are three years.  Restricted shares generally vest annually in the following increments: 16% upon the first anniversary following the date of grant, 18% upon the second anniversary, 20% upon the third anniversary, 22% upon the fourth anniversary and 24% upon the fifth anniversary.  Options expire ten years after the date of grant.  Shares for this plan are issued under a registration statement filed on a Form

S-8 that became effective upon filing with the Securities and Exchange Commission.  As of June 30, 2006, we had 906,517 awards available for future grant under this plan.

The following table summarizes share option transactions under the plans described above for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,709,927	$14.41
Granted	249,739	$40.69
Forfeited	(27,921)	$31.35
Exercised	(205,110)	$12.95
Outstanding at June 30, 2006	2,726,635	$16.75	6	$69,101
Exercisable at June 30, 2006	2,029,350	$11.51	5	$62,038
Options expected to vest	662,421	$32.00	9	$6,710

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5,952.

We received $2,656 in proceeds from the exercise of share options during the six months ended June 30, 2006.

The following table summarizes restricted share transactions under the plans described above for the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$19.88
Granted	133,420	$42.06
Forfeited	(20,822)	$23.67
Vested	(124,517)	$17.16
Unvested at June 30, 2006	383,690	$28.28
Restricted shares expected to vest	364,506

The total fair value of restricted shares vested during the six months ended June 30, 2006 was $5,319.

We did not realize a windfall tax benefit for the 2006 periods on options exercised and restricted shares vested by employees of our subsidiaries that are subject to income tax due to the existence of a net operating loss carryforward on such subsidiaries.

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

Prior to our adoption of SFAS 123(R), we provided disclosures in our financial statements for periods prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In computing the amounts that appeared in these disclosures, we accounted for forfeitures as they occurred.  SFAS 123(R) requires that share-based compensation be computed based on awards that are ultimately expected to vest.  As a result, future forfeitures of awards are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  SFAS 123(R) also requires that companies make a one-time cumulative effect adjustment upon adoption of the standard to record the effect that estimated future forfeitures of outstanding awards would have on expenses previously recognized in the companies’ financial statements; we did not record such a cumulative effect adjustment since we determined that the effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  The amounts included in our Consolidated Statements of Operations for share-based compensation in the three and six months ended June 30, 2006 reflected an estimate of pre-vesting forfeitures of approximately 5%.

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

We compute the fair value of share options under SFAS 123(R) using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model for share options issued during the six months ended June 30, 2006 are set forth below:

Weighted average fair value of grants on grant date	$5.51
Risk-free interest rate	4.73	%(1)
Expected life-years	7.06
Expected volatility	23.95%
Expected dividend yield	6.39%

(1) Ranged from 4.35% to 5.27%.

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

The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations for the three and six months ended June 30, 2006:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Increase in general and administrative expenses	$594	$1,063
Increase in construction contract and other service operations expenses	198	342
Share-based compensation expense	792	1,405
Income taxes	(25)	(42)
Minority interests	(134)	(243)
Net share-based compensation expense	$633	$1,120

Net share-based compensation expense per share
Basic	$0.02	$0.03
Diluted	$0.01	$0.03

We also capitalized share-based compensation costs of approximately $57 in the three months ended June 30, 2006 and $85 in the six months ended June 30, 2006.

As of June 30, 2006, there was $1,709 of unrecognized compensation cost related to nonvested options that is expected to be recognized over a weighted average period of approximately two years.  As of June 30, 2006, there was $8,654 of unrecognized compensation cost related to nonvested restricted shares that is expected to be recognized over a weighted average period of approximately three years.

Disclosure for Periods Prior to 2006, Including Pro Forma Financial Information Under SFAS 123

Expenses from share-based compensation reflected in our Consolidated Statements of Operations for the three and six months ended June 30, 2005 were as follows:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Increase in general and administrative expenses	$510	$923
Increase in construction contract and other service operations expenses	77	123

The following table summarizes our operating results for the three and six months ended June 30, 2005 as if we elected to account for our share-based compensation under the fair value provisions of SFAS 123 in that period:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income, as reported	$9,120	$18,160
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	448	802
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(429)	(768)
Net income, pro forma	$9,139	$18,194
Basic EPS on net income available to common shareholders, as reported	$0.15	$0.30
Basic EPS on net income available to common shareholders, pro forma	$0.15	$0.30
Diluted EPS on net income available to common shareholders, as reported	$0.14	$0.28
Diluted EPS on net income available to common shareholders, pro forma	$0.14	$0.29

The share-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

6.  Commercial Real Estate Properties

Operating properties consisted of the following:

	June 30, 2006	December 31 2005,

Land	$335,712	$314,719
Buildings and improvements	1,602,300	1,491,254
	1,938,012	1,805,973
Less: accumulated depreciation	(194,361)	(174,935)
	$1,743,651	$1,631,038

At June 30, 2006, we were under contract to sell 710 Route 46, an office property located in Fairfield, New Jersey that we classified as held for sale (Fairfield, New Jersey is located in the Northern/Central New Jersey region).  The components associated with this property as of June 30, 2006 included the following:

June 30, 2006
Land	$2,154
Buildings and improvements	11,041
13,195
Less: accumulated depreciation	(3,034)
$10,161

We sold this property on July 26, 2006 for a contract price of $15,750.

Projects we had under construction or pre-construction consisted of the following:

	June 30, 2006	December 31, 2005
Land	$158,096	$117,434
Construction in progress	152,099	138,183
	$310,195	$255,617

2006 Acquisitions

We acquired the following office properties during the six months ended June 30, 2006:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
North Creek	Colorado Springs, CO	5/18/2006	3	324,549	$41,508
1915 & 1925 Aerotech Drive	Colorado Springs, CO	6/8/2006	2	75,892	8,378
7125 Columbia Gateway Drive	Columbia, MD (1)	6/29/2006	1	611,379	73,975
			6	1,011,820	$123,861

(1) Located in the Baltimore/Washington Corridor.

The table below sets forth the allocation of the acquisition costs of the properties described above:

	North Creek	Aerotech Drive	Columbia Gateway Drive	Total
Land, operating properties	$2,735	$1,113	$17,126	$20,974
Building and improvements	34,161	6,161	46,771	87,093
Intangible assets on real estate acquisitions	5,694	1,235	11,959	18,888
Total assets	42,590	8,509	75,856	126,955
Deferred revenue associated with acquired operating leases	(1,082)	(131)	(1,881)	(3,094)
Total acquisition cost	$41,508	$8,378	$73,975	$123,861

Intangible assets recorded in connection with these acquisitions included the following:

	Cost	Weighted Average Amortization Period
Lease-up value	$12,867	3
Tenant relationship value	3,345	6
Lease cost portion of deemed cost avoidance	1,825	3
Lease to market value	851	5
	$18,888	4

During the six months ended June 30, 2006, we also acquired the following:

•                  a property located in Colorado Springs, Colorado containing a 60,000 square foot building that will be redeveloped and a four-acre parcel of land that we believe can support approximately 30,000 developable square feet for $2,602 on January 19, 2006;

•                  a 31-acre parcel of land located in San Antonio, Texas that we believe can support up to 375,000 developable square feet for $7,430 on January 20, 2006;

•                  a six-acre parcel of land located in Hanover, Maryland that we believe can support up to 60,000 developable square feet for $2,142 on February 28, 2006 (Hanover, Maryland is located in the Baltimore/Washington Corridor);

•                  a 20 acre parcel of land located in Colorado Springs, Colorado that we believe can support up to 300,000 developable square feet for $1,060 on April 21, 2006

•                  a 13 acre parcel of land located in Colorado Springs, Colorado that we believe can support up to 120,000 developable square feet for $2,254 on May 19, 2006;

•                  a 178 acre parcel of land located in Annapolis Junction, Maryland, located adjacent to the National Business Park, that we believe can support up to 1.25 million developable square feet for $26,854 on June 29, 2006 (Annapolis Junction, Maryland is located in the Baltimore/Washington Corridor); and

•                  a 5 acre parcel of land located in Columbia, Maryland that we believe can support up to 120,000 developable square feet for $3,361 on June 29, 2006.

We also acquired a 50% interest in a consolidated joint venture called Commons Office 6-B, LLC that owns a land parcel located in Hanover, Maryland for $1,830 on February 10, 2006.  The joint venture is constructing an office property totaling approximately 44,000 square feet on the land parcel.

2006 Construction and Pre-Construction Activities

During 2006, we placed into service a 162,000 square foot building and 59% of a 157,000 square foot building, both of which are located in Annapolis Junction, Maryland.

As of  June 30, 2006, we had construction underway on six new buildings in the Baltimore/Washington Corridor (including the one 50% joint venture discussed above), one in Northern Virginia, one in St. Mary’s County, Maryland, one in Colorado Springs, Colorado, one in Suburban Baltimore and one in Richmond, Virginia.  We also had pre-construction activities underway on four new buildings located in the Baltimore/Washington Corridor (including one through a 50% joint venture the formation of which was pending at June 30, 2006), one in Suburban Maryland, one in King George County, Virginia, one in Colorado Springs Colorado and one in Suburban Baltimore.  In addition, we had redevelopment underway on two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and the other in Colorado Springs, Colorado) and two buildings owned by a joint venture (one is located in Northern Virginia and the other in the Baltimore/Washington Corridor).

2006 Dispositions

During the six months ended June 30, 2006, we sold the following operating properties:

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
Lakeview at the Greens	Laurel, Maryland(1)	2/6/2006	2	141,783	$17,000	$2,087
68 Culver Road	Dayton, New Jersey	3/8/2006	1	57,280	9,700	316
			3	199,063	$26,700	$2,403

(1)          Laurel, Maryland is located in the Suburban Maryland region.

In addition, on January 17, 2006, we sold a newly constructed property in Columbia, Maryland for $2,530.  We recognized a gain of $111 on this sale.

7.  Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Investment Balance at							Total	Maximum
	June 30, 2006		December 31, 2005		Date Acquired	Owner- ship	Nature of Activity	Assets at 6/30/2006	Exposure to Loss (1)
Route 46 Partners	$1,509	(2)	$1,451	(2)	3/14/2003	20%	Operates one building(3)	$22,811	$1,630
Harrisburg Corporate Gateway Partners, L.P.	(3,067	)(4)	(3,081	)(4)	9/29/2005	20%	Operates 16 buildings(5)	77,237	—

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

(2)             The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $1,370 at June 30, 2006 and December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.   A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(3)             This joint venture’s property is located in Fairfield, New Jersey.

(4)             The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,218 at June 30, 2006 and $5,204 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.   A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(5)             This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for our unconsolidated real estate joint ventures:

	June 30, 2006	December 31, 2005
Commercial real estate property	$94,410	$94,552
Other assets	5,638	8,006
Total assets	$100,048	$102,558

Liabilities	$81,551	$82,619
Owners’ equity	18,497	19,939
Total liabilities and owners’ equity	$100,048	$102,558

The following table sets forth combined condensed statements of operations for the three and six months ended June 30, 2006 for the two unconsolidated joint ventures we owned as of June 30, 2006:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Revenues	$3,254	$6,458
Property operating expenses	(1,082)	(2,187)
Interest expense	(1,189)	(2,351)
Depreciation and amortization expense	(993)	(1,905)
Net income	$(10)	$15

Our joint venture partner in Route 46 Partners has preference in receiving distributions of cash flows for a defined return.  Once our partner receives its defined return, we are entitled to receive distributions for a defined return.  We did not recognize income from our investment in Route 46 Partners in the three and six months ended June 30, 2006 and 2005 since the income earned by the entity in those periods did not exceed our partner’s defined return.

On July 26, 2006, the property owned by Route 46 Partners was sold for a contract price of $27,000, after which the joint venture was dissolved.

Our investments in consolidated real estate joint ventures included the following:

	Date Acquired	Ownership % at 6/30/2006	Nature of Activity	Total Assets at 6/30/2006	Collateralized Assets at 6/30/2006
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties(1)	$37,647	$—
Commons Office 6-B, LLC	2/10/2006	50.0%	Developing land parcel(2)	6,146	6,146
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating building(3)	4,250	3,839
				$48,043	$9,985

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

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

8.  Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$105,687	$28,220	$77,467	$92,812	$20,824	$71,988
Lease cost portion of deemed cost avoidance	12,875	4,782	8,093	11,054	3,991	7,063
Lease to market value	10,623	6,102	4,521	9,772	5,277	4,495
Tenant relationship value	9,371	522	8,849	6,349	130	6,219
Market concentration premium	1,333	131	1,202	1,333	114	1,219
	$139,889	$39,757	$100,132	$121,320	$30,336	$90,984

Amortization of the intangible asset categories set forth above totaled approximately $7,608 in the six months ended June 30, 2006 and $3,914 in the six months ended June 30, 2005.  The approximate weighted average amortization periods of the categories set forth above follow: lease up value: 6 years; lease cost portion of deemed cost avoidance: 4 years; lease to market value: 2 years; tenant relationship value: 5 years; and market concentration premium: 36 years.  The approximate weighted average amortization period for all of the categories combined above is 5 years.  Estimated amortization expense associated with the intangible asset categories set forth above for the six months ended December 31, 2006 is $9.6 million, 2007 is $16.0 million, 2008 is $13.5 million, 2009 is $11.5 million, 2010 is $8.5 million and 2011 is 6.7 million.

9.  Deferred Charges

Deferred charges consisted of the following:

	June 30,	December 31,
	2006	2005
Deferred leasing costs	$45,125	$42,752
Deferred financing costs	22,394	21,574
Goodwill	1,853	1,853
Deferred other	155	155
	69,527	66,334
Accumulated amortization	(34,725)	(31,288)
Deferred charges, net	$34,802	$35,046

10.  Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $452 at June 30, 2006 and $421 at December 31, 2005.

11.  Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	June 30,	December 31,
	2006	2005
Construction contract costs incurred in excess of billings	$12,057	$15,277
Prepaid expenses	1,894	7,007
Other assets	7,471	6,971
Prepaid and other assets	$21,422	$29,255

12.  Derivatives

The following table sets forth our derivative contracts at June 30, 2006 and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	June 30,	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006	2005
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$539	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	147	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	147	N/A
					$833	$—

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Increase in fair value applied to accumulated comprehensive income (loss) and minority interests	$723	$(4,188)	$833	$(4,188)

The activity reported in the table above for the three and six months ended June 30, 2005 represents changes in the fair value of a forward starting swap into which we entered to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We obtained this long-term financing in October 2005 and cash settled the swap at that time for a payment to the swap party of $603.

13.  Mortgages and Other Loans Payable

Mortgage and other loans payable consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Loans at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2006	2006	2005	at June 30, 2006	June 30, 2006
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$400,000	$303,000	$273,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	946,979	921,265	3.00% - 9.48% (3)	2006 - 2034 (4)
Variable rate construction loan facilities	173,701	100,069	70,238	LIBOR + 1.40% to 2.20%	2006 - 2008 (5)
Other variable rate mortgage loans	N/A	82,800	82,800	LIBOR + 1.15% to 1.55% and Prime rate + 2.50%	2006 - 2010
Total mortgage loans		1,129,848	1,074,303

Note payable
Unsecured seller note	N/A	870	1,048	5.95%	May 2007 (6)
Total mortgage and other loans payable, net		$1,433,718	$1,348,351

(1)          The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $580 at June 30, 2006 and $1,391 at December 31, 2005.

(3)          The weighted average interest rate on these loans was 6.9% at June 30, 2006.

(4)          A loan with a balance of $4,928 at June 30, 2006 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)          At June 30, 2006, $59,210 in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)          This loan is callable within 90 days by the lender.

On July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400.0 million to $500.0 million.

14.  Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	June 30, 2006	December 31, 2005
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	$11	$11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	14	14

2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
Total preferred shares	$67	$67

Common Shares

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for gross proceeds before offering costs of $82,620.  We contributed the net proceeds totaling $82,440 to our Operating Partnership in exchange for 2.0 million common units.

During the six months ended June 30, 2006, we converted 109,317 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 5 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Income (Loss)

The table below sets forth activity in the accumulated other comprehensive income (loss) component of shareholders’ equity:

	For the Six Months Ended June 30,
	2006	2005
Beginning balance	$(482)	$—
Unrealized gain (loss) on derivatives, net of minority interests	683	(3,358)
Realized loss on derivatives, net of minority interests	25	—
Ending balance	$226	$(3,358)

The table below sets forth our comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$9,116	$9,120	$19,053	$18,160
Unrealized gain (loss) on derivatives, net of minority interests	593	(3,358)	683	(3,358)
Realized loss on derivatives, net of minority interests	13	—	25	—
Total comprehensive income	$9,722	$5,762	$19,761	$14,802

15.  Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2006:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6406	$737
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6406	$737
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6172	$880
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6172	$880
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.5000	$1,100
First Quarter 2006	March 31, 2006	April 14, 2006	$0.5000	$1,100
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$938
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$938
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.4688	$938

Common Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$11,180
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$11,268
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.2800	$11,859

Series I Preferred Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$165
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$165
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.4688	$165

Common Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$2,387
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$2,374
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.2800	$2,357

16.  Supplemental Information to Statements of Cash Flows

	For the Six Months Ended June 30,
	2006	2005
Supplemental schedule of non-cash investing and financing activities:

Increase (decrease) in accrued capital improvements and leasing costs	$6,557	$(1,099)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$87	$135
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$833	$(4,188)
Issuance of common units in connection with acquisition of properties	$7,497	$—
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$—	$3,687
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$9,643	$(1,708)
Dividends/distribution payable	$17,450	$14,834
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$4,691	$324
Issuance of restricted shares	$—	$3,481
Increase in accrued furniture, fixtures and equipment	$1,584	$—
Mortgages assumed with acquisitions	$37,484	$—

17.  Information by Business Segment

As of June 30, 2006, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore, Maryland; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; Colorado Springs, Colorado; Northern/Central New Jersey; and San Antonio, Texas.  During 2005, we also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	San Antonio	Greater Harrisburg	Other	Total
Three Months Ended June 30, 2006
Revenues	$34,797	$15,796	$7,230	$1,963	$3,785	$2,506	$3,037	$2,386	$1,797	$—	$(219)	$73,078
Property operating expenses	10,134	5,804	2,932	616	1,265	40	704	823	319	—	(240)	22,397
NOI	$24,663	$9,992	$4,298	$1,347	$2,520	$2,466	$2,333	$1,563	$1,478	$—	$21	$50,681
Commercial real estate property expenditures	$118,873	$3,765	$883	$51,770	$830	$277	$659	$534	$906	$—	$(390)	$178,107

Three Months Ended June 30, 2005
Revenues	$29,087	$14,384	$2,692	$—	$3,133	$2,507	$3,933	$3,179	$—	$2,167	$(41)	$61,041
Property operating expenses	8,538	4,782	968	—	1,081	37	645	1,524	—	663	(330)	17,908
NOI	$20,549	$9,602	$1,724	$—	$2,052	$2,470	$3,288	$1,655	$—	$1,504	$289	$43,133
Commercial real estate property expenditures	$26,286	$11,239	$684	$—	$41,449	$209	$1,209	$361	$6,356	$52	$34	$87,879

Six Months Ended June 30, 2006
Revenues	$69,190	$31,369	$14,587	$3,252	$7,338	$5,013	$6,025	$5,280	$3,608	$—	$(405)	$145,257
Property operating expenses	20,503	11,294	5,772	1,107	2,582	81	1,395	1,808	652	—	(730)	44,464
NOI	$48,687	$20,075	$8,815	$2,145	$4,756	$4,932	$4,630	$3,472	$2,956	$—	$325	$100,793
Commercial real estate property expenditures	$150,436	$6,888	$1,754	$57,603	$1,234	$615	$970	$1,121	$8,608	$—	$(658)	$228,571
Segment assets at June 30, 2006	$1,047,754	$463,782	$186,125	$127,196	$114,800	$98,644	$98,259	$58,030	$51,350	$—	$63,178	$2,309,118

Six Months Ended June 30, 2005
Revenues	$58,766	$28,803	$5,354	$—	$5,587	$5,013	$6,811	$7,050	$—	$4,411	$(127)	$121,668
Property operating expenses	17,952	9,797	2,140	—	2,165	73	1,351	3,033	—	1,407	(1,092)	36,826
NOI	$40,814	$19,006	$3,214	$—	$3,422	$4,940	$5,460	$4,017	$—	$3,004	$965	$84,842
Commercial real estate property expenditures	$49,335	$33,632	$1,842	$—	$41,792	$416	$3,954	$502	$40,448	$161	$(24)	$172,058
Segment assets at June 30, 2005	$809,055	$446,370	$60,721	$—	$112,637	$100,230	$98,520	$83,083	$40,448	$66,973	$72,411	$1,890,448

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Segment revenues	$73,078	$61,041	$145,257	$121,668
Construction contract revenues	12,156	17,445	26,700	33,173
Other service operations revenues	1,984	1,019	3,749	2,388
Less: Revenues from discontinued real estate operations (Note 19)	(467)	(2,029)	(1,419)	(4,202)
Total revenues	$86,751	$77,476	$174,287	$153,027

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Segment property operating expenses	$22,397	$17,908	$44,464	$36,826
Less: Property operating expenses from discontinued real estate operations (Note 19)	(157)	(769)	(520)	(1,682)
Total property operating expenses	$22,240	$17,139	$43,944	$35,144

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
NOI for reportable segments	$50,681	$43,133	$100,793	$84,842
Construction contract revenues	12,156	17,445	26,700	33,173
Other service operations revenues	1,984	1,019	3,749	2,388
Equity in loss of unconsolidated entities	(32)	—	(55)	—
Income tax expense	(206)	(213)	(421)	(670)
Less:
Depreciation and other amortization associated with real estate operations	(18,603)	(14,713)	(37,774)	(28,685)
Construction contract expenses	(11,643)	(17,223)	(25,669)	(32,120)
Other service operations expenses	(1,818)	(955)	(3,496)	(2,246)
General and administrative expenses	(3,706)	(3,166)	(7,669)	(6,442)
Interest expense on continuing operations	(17,536)	(13,391)	(35,017)	(26,246)
Amortization of deferred financing costs	(609)	(471)	(1,168)	(867)
Minority interests in continuing operations	(1,293)	(1,406)	(2,325)	(2,838)
NOI from discontinued operations	(310)	(1,260)	(899)	(2,520)
Income from continuing operations	$9,065	$8,799	$16,749	$17,769

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

18.  Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Deferred
Federal	$169	$175	$345	$549
State	37	38	76	121
Total	$206	$213	$421	$670

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and six months ended June 30, 2006 and 2005.

19.  Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with the following:

•                  three properties located in the Northern/Central New Jersey region that were sold on September 8, 2005;

•                  the two Lakeview at the Greens properties that were sold on February 6, 2006;

•                  the 68 Culver Road property sold on March 8, 2006; and

•                  the 710 Route 46 property classified as held for sale at June 30, 2006 that was sold on July 26, 2006.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from real estate operations	$467	$2,029	$1,419	$4,202
Expenses from real estate operations:
Property operating expenses	157	769	520	1,682
Depreciation and amortization	147	545	313	1,239
Interest expense	100	525	334	1,028
Expenses from real estate operations	404	1,839	1,167	3,949
Income from discontinued operations before (loss) gain on sales of real estate and minority interests	63	190	252	253
(Loss) gain on sales of real estate	(32)	—	2,403	—
Minority interests in discontinued operations	(5)	(38)	(486)	(50)
Income from discontinued operations, net of minority interests	$26	$152	$2,169	$203

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

Acquisitions

As of June 30, 2006, we were under contract to acquire a property in Washington County, Maryland for $9,000, subject to potential reductions ranging from $750 to $4,000; the amount of such decrease, if any, will be determined based on defined levels of job creation resulting from the future development of the property taking place.  Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property.  We submitted a $500 deposit in connection with this acquisition.

Property Sales

As of June 30, 2006, we were under contract to sell the following properties:

•                  a two-acre parcel of land located in Linthicum, Maryland for $900 (Linthicum, Maryland is located in the Baltimore/Washington Corridor);

•                  a 19,468 square foot building located in Monroe Township, New Jersey for $3,000 (Monroe Township, New Jersey is located in the Northern/Central New Jersey region);

•                  a 107,348 square foot building located in Hunt Valley, Maryland for $13,795 (Hunt Valley, Maryland is located in the Suburban Baltimore region);

•                  a 101,263 square foot building located in Fairfield, New Jersey for $15,750 (Fairfield, New Jersey is located in the Northern/Central New Jersey region); this sale was completed on July 26, 2006; and

•                  a 157,394 square foot building owned by an unconsolidated real estate joint venture in which we have a 20% interest located in Fairfield, New Jersey for $27,000; this sale was completed on July 26, 2006.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed.  Our total unilateral commitment under this guaranty is approximately $572; the tenant’s account was current as of June 30, 2006.  We also agreed to indemnify the partnership’s lender for 80% of any losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

For Route 46 Partners, we were required, as of June 30, 2006, to fund leasing commissions associated with leasing space in this joint venture’s building to the extent such commissions exceeded a defined amount, although no such fundings were required prior to the joint venture’s dissolution in July 2006.  In addition, we agreed to unilaterally loan the joint venture an additional $121 in the event that funds were needed by the entity.

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

In two of the consolidated joint ventures that we owned as of June 30, 2006, we would be obligated to acquire the other members’ 50% interests in the joint ventures if defined events were to occur.  The amounts we would need to pay for those membership interests are computed based on the amounts that the owners of the interests would receive under the joint venture agreements in the event that office properties owned by the joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other members’ membership interests in these joint ventures to be $1,691; however, since the determination of this amount is dependent on the operations of the office properties, which are not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

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

Office Space Operating Leases

We are obligated as lessee under six operating leases for office space.  Future minimum rental payments due under the terms of these leases as of June 30, 2006 follow:

2006	$130
2007	200
2008	197
2009	142
2010	135
Thereafter	57
$861

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of June 30, 2006 follow:

2006	$223
2007	365
2008	277
2009	104
2010	6
$975

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

21.  Pro Forma Financial Information (Unaudited)

We accounted for our 2005 and 2006 acquisitions using the purchase method of accounting.  We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2006.

We prepared our pro forma condensed consolidated financial information presented below for 2005 as if our acquisition of the Hunt Valley/Rutherford portfolios on December 22, 2005 had occurred at the beginning of that period.  The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if this acquisition had occurred at the beginning of the period, nor does it purport to indicate our results of operations for future periods.

For the Six Months Ended June 30, 2005
Pro forma total revenues	$162,338
Pro forma net income	$17,025
Pro forma net income available to common shareholders	$9,717
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.27
Diluted	$0.25

22.  Subsequent Events

As mentioned above, on July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400.0 million to $500.0 million.

 On July 15, 2006, we redeemed all of the outstanding 10.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest (the “Series E Preferred Shares”) at a price of $25 per share.  There were no accrued and unpaid dividends on July 15, 2006.  We will recognize a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on these shares at the time of the redemption.

On July 20, 2006, we completed the sale of 3,390,000 7.625% Series J Cumulative Redeemable Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share for net proceeds of approximately $82.1 million after payment of the underwriter’s discount but before offering expenses.  We contributed the net proceeds to our Operating Partnership in exchange for 3,390,000 Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.

As mentioned above, on July 26, 2006, we completed the sale of the following investments in Fairfield, New Jersey:

•                  a 101,263 square foot building for $15,750; and

•                  a 157,394 square foot building owned by an unconsolidated real estate joint venture in which we have a 20% interest for $27,000, after which the joint venture was dissolved.

On July 31, 2006, we entered into agreements to put in place the following management changes effective on August 14, 2006:

•                  Roger A. Waesche, Jr., an Executive Vice President who has been our Chief Financial Officer since March 1999, will be appointed Executive Vice President and Chief Operating Officer and, at the same time, will cease to serve as our Chief Financial Officer; and

•                  Stephen E. Riffee, age 48, will commence service as our Executive Vice President and Chief Financial Officer.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  As of June 30, 2006, our investments in real estate included the following:

•                  170 wholly owned operating properties totaling 14.8 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 2.1 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 563 acres that we believe are potentially developable into approximately 6.8 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

During the six months ended June 30, 2006, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2005;

•                  finished the period with occupancy for our wholly owned portfolio of properties at 93.6%;

•                  acquired six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 60,000 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for $169.6 million;

•                  placed into service a newly-constructed property totaling 162,000 square feet and 93,000 square feet of another newly constructed property, both properties being in the Baltimore/Washington Corridor;

•                  sold three operating properties and a newly constructed property for a total of $29.2 million; and

•                  sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for gross proceeds before offering costs of $82.6 million.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2006.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2006 compared to the same periods in 2005;

•                  how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2006;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three and six months ended June 30, 2006 and 2005.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005	Variance	% Change	2006	2005	Variance	% Change
Revenues
Rental revenue	$63,308	$52,483	$10,825	20.6%	$125,534	$103,740	$21,794	21.0%
Tenant recoveries and other real estate operations revenue	9,303	6,529	2,774	42.5%	18,304	13,726	4,578	33.4%
Construction contract revenues	12,156	17,445	(5,289)	(30.3%)	26,700	33,173	(6,473)	(19.5%)
Other service operations revenues	1,984	1,019	965	94.7%	3,749	2,388	1,361	57.0%
Total revenues	86,751	77,476	9,275	12.0%	174,287	153,027	21,260	13.9%
Expenses
Property operating expenses	22,240	17,139	5,101	29.8%	43,944	35,144	8,800	25.0%
Depreciation and other amortization associated with real estate operations	18,603	14,713	3,890	26.4%	37,774	28,685	9,089	31.7%
Construction contract expenses	11,643	17,223	(5,580)	(32.4%)	25,669	32,120	(6,451)	(20.1%)
Other service operations expenses	1,818	955	863	90.4%	3,496	2,246	1,250	55.7%
General and administrative expense	3,706	3,166	540	17.1%	7,669	6,442	1,227	19.0%
Total operating expenses	58,010	53,196	4,814	9.0%	118,552	104,637	13,915	13.3%
Operating income	28,741	24,280	4,461	18.4%	55,735	48,390	7,345	15.2%
Interest expense and amortization of deferred financing costs	(18,145)	(13,862)	(4,283)	30.9%	(36,185)	(27,113)	(9,072)	33.5%
Equity in loss of unconsolidated entities	(32)	—	(32)	N/A	(55)	—	(55)	N/A
Income tax expense	(206)	(213)	7	(3.3%)	(421)	(670)	249	(37.2%)
Income from continuing operations before minority interests	10,358	10,205	153	1.5%	19,074	20,607	(1,533)	(7.4%)
Minority interests in income from continuing operations	(1,293)	(1,406)	113	(8.0%)	(2,325)	(2,838)	513	(18.1%)
Income from discontinued operations, net	26	152	(126)	(82.9%)	2,169	203	1,966	968.5%
Gain on sales of real estate, net	25	169	(144)	(85.2%)	135	188	(53)	(28.2%)
Net income	9,116	9,120	(4)	0.0%	19,053	18,160	893	4.9%
Preferred share dividends	(3,653)	(3,654)	1	0.0%	(7,307)	(7,308)	1	0.0%
Net income available to common shareholders	$5,463	$5,466	$(3)	(0.1%)	$11,746	$10,852	$894	8.2%
Basic earnings per common share
Income from continuing operations	$0.13	$0.14	$(0.01)	(7.1%)	$0.24	$0.29	$(0.05)	(17.2%)
Net income	$0.13	$0.15	$(0.02)	(13.3%)	$0.29	$0.30	$(0.01)	(3.3%)
Diluted earnings per common share
Income from continuing operations	$0.13	$0.14	$(0.01)	(7.1%)	$0.23	$0.28	$(0.05)	(17.9%)
Net income	$0.13	$0.14	$(0.01)	(7.1%)	$0.28	$0.28	$—	0.0%

Results  of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	June 30,	December 31,
	2006	2005
Occupancy rates
Total	93.6%	94.0%
Baltimore/Washington Corridor	95.5%	96.2%
Northern Virginia	94.1%	96.4%
Suburban Baltimore	85.2%	84.7%
Suburban Maryland	82.0%	79.8%
St. Mary’s and King George Counties	96.7%	95.4%
Greater Philadelphia	100.0%	100.0%
Northern/Central New Jersey	94.9%	96.4%
Colorado Springs, Colorado	87.4%	85.8%
San Antonio, Texas	100.0%	100.0%

Average contractual annual rental rate per square foot at period end (1)	$20.44	$20.28

(1) Includes estimated expense reimbursements.

We renewed 64.0% of the square footage under leases scheduled to expire in the six months ended June 30, 2006 (including the effect of early renewals and excluding the effect of early lease terminations).

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
Geographic Region	Ownership Interest	June 30, 2006		December 31, 2005

Suburban Maryland	50.0%	47.9%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	89.9%		89.4%
Northern/Central New Jersey	20.0%	86.9%		80.9%

(1) Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at period end.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the second quarters of 2005 and 2006, Same-Office Properties would be properties owned and 100% operational from April 1, 2005 through June 30, 2006.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes From the Three Months Ended June 30, 2005 to 2006
	Property			Sold
	Additions	Same-Office Properties		Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change (3)	Change
Revenues from real estate operations
Rental revenue	$12,746	$352	0.7%	$(1,849)	$(424)	$10,825
Tenant recoveries and other real estate operations revenue	1,784	1,197	20.1%	(317)	110	2,774
Total	$14,530	$1,549	2.8%	$(2,166)	$(314)	$13,599

Property operating expenses	$4,184	$1,680	10.3%	$(654)	$(109)	$5,101

Straight-line rental revenue adjustments included in rental revenue	$1,460	$(500)	N/A	$(22)	$(208)	$730
Amortization of deferred market rental revenue	$364	$(60)	N/A	$—	$—	$304
Number of operating properties included in component category	50	120	N/A	16	1	187

(1) Includes 44 acquired properties and six newly-constructed properties.

(2) Includes sold properties that are not reported as discontinued operations.

(3) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Six Months Ended June 30, 2005 to 2006
	Property Additions	Same-Office Properties		Sold Properties	Other	Total
	Dollar Change (1)	Dollar Change	Percentage Change	Dollar Change (2)	Dollar Change (3)	Dollar Change
Revenues from real estate operations
Rental revenue	$24,853	$1,593	1.6%	$(3,734)	$(918)	$21,794
Tenant recoveries and other real estate operations revenue	3,010	1,924	15.8%	(682)	326	$4,578
Total	$27,863	$3,517	3.1%	$(4,416)	$(592)	$26,372

Property operating expenses	$8,030	$2,108	6.2%	$(1,461)	$123	$8,800

Straight-line rental revenue adjustments included in rental revenue	$2,568	$(1,095)	N/A	$(49)	$(413)	$1,011
Amortization of deferred market rental revenue	$803	$13	N/A	$—	$(27)	$789
Number of operating properties included in component category	50	120	N/A	16	1	187

(1) Includes 44 acquired properties and  six newly-constructed properties.

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

For the three month periods, the increase in revenues from real estate operations for the Same-Office Properties included the following:

•                  an increase of $953,000, or 2.0%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  a decrease of $600,000, or 43.5%, in net revenue from the early termination of leases, which included $1.1 million attributable to one lease termination transaction that occurred during the three months ended June 30, 2005, partially offset by $612,000 in additional revenue attributable to two lease terminations that affected the three months ended June 30, 2006.  To explain further the concept of net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

For the six month periods, the increase in revenues from real estate operations for the Same-Office Properties included the following:

•                  an increase of $2.5 million, or 2.6%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  a decrease of $922,000, or 41.9%, in net revenue from the early termination of leases, which included $1.1 million attributable to one lease termination transaction that occurred during the six months ended June 30, 2005.

For the three and six month periods, the increases in tenant recoveries and other real estate operations revenue from the Same-Office Properties is attributable primarily to higher tenant billings resulting from our projections for increased property operating expenses in 2006 compared to 2005.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•                  an increase of $771,000, or 25.6%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties;

•                  an increase of $433,000, or 13.3%, in utilities due to (1) rate increases and (2) changes in occupancy and lease structures; and

•                  an increase of $267,000, or 15.0%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor.

The increase in operating expenses for the Same-Office Properties for the six month periods included the following:

•                  an increase of $917,000, or 14.9%, in real estate taxes reflecting an increase in the assessed value of many of our properties;

•                  an increase of $743,000, or 10.6%, in utilities due to (1) rate increases and (2) changes in occupancy and lease structures;

•                  an increase of $602,000, or 16.8%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor;

•                  an increase of $320,000, or 7.2%, in cleaning expenses due primarily to our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures; and

•                  a decrease of $1.1 million, or 59.7%, due to decreased snow removal expenses.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods Ended June 30, 2006 and 2005			Changes Between the Six Month Periods Ended June 30, 2006 and 2005
	Construction Contract Dollar Change	Other Service Operations Dollar Change	Total Dollar Change	Construction Contract Dollar Change	Other Service Operations Dollar Change	Total Dollar Change
Service operations
Revenues	$(5,289)	$965	$(4,324)	$(6,473)	$1,361	$(5,112)
Expenses	(5,580)	863	(4,717)	(6,451)	1,250	(5,201)
Income from service operations	$291	$102	393	$(22)	$111	$89

The gross revenues and costs associated with these services generally bear little relationship to the level of activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of service operations revenues and expenses to evaluate performance.

Depreciation and amortization

For the three and six month periods, the increases in our depreciation and other amortization associated with real estate operations included in continuing operations was attributable primarily to the Property Additions.

General and administrative expenses

For the three month periods, the increase in general and administrative expenses of $540,000, or 17.1%, included an increase of $586,000, or 22.0%, in compensation expense.  The increase in general and administrative expenses of $1.2 million, or 19.0%, for the six month periods included an increase of $1.3 million, or 23.4%, in compensation expense.  These increases in compensation expenses are due primarily to additional employee positions to support our growth and increased salaries and bonuses for existing employees.

Interest expense and amortization of deferred financing costs

Our interest expense and amortization of deferred financing costs increased $4.3 million, or 30.9%, between the three month periods which includes the effects of a 14.7% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities, and an increase in our weighted average interest rates from 5.7% to 6.4%.

Our interest expense and amortization of deferred financing costs increased $9.1 million, or 33.5%, between the six month periods which includes the effects of a 22.0% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities, and an increase in our weighted average interest rates from 5.7% to 6.2%.

Minority interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “minority interests in income from continuing operations” on our Consolidated Statements of Operations includes primarily the allocation of income before minority interests to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of June 30, 2006, we owned 95% of the outstanding preferred units and approximately 82% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the six months ended June 30, 2005 to the six months ended June 30, 2006 included the following:

•                  the issuance of additional units to us as we issued new common shares since January 1, 2005 due to the fact that we receive common units in the Operating Partnership each time we issue common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units; and

•                  our issuance of common units to third parties in connection with acquisitions during 2005 and 2006.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations was attributable primarily to the following:

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above; and

•                  a decrease attributable to our increasing ownership of common units (from 80% at December 31, 2004 to 82% at June 30, 2006).

Income from discontinued operations, net of minority interests

For the six month periods, our income from discontinued operations increased due primarily to the sale of three properties in the current period from which we recognized a gain of $2.4 million before allocation to minority interests.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $5.7 million as of June 30, 2006, a 46.7% decrease from the balance at December 31, 2005.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP decreased $326,000, or 0.5%, when comparing the six months ended June 30, 2006 and 2005.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividends and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Six Months Ended June 30, 2006

We acquired six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 60,000 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for $169.6 million.  These acquisitions were financed using the following:

•      $93.4 million in borrowings under our Revolving Credit Facility;

•      $37.5 million (accounting value) from an assumed mortgage loan;

•      $7.5 million (accounting value) from the issuance of common units in the Operating Partnership;

•      $2.4 million using an escrow funded by proceeds from one of our property sales discussed below; and

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

During 2006, we placed into service a 162,000 square foot property in the Baltimore/Washington Corridor that was 100% leased at June 30, 2006.  Costs incurred on this property through June 30, 2006 totaled $28.7 million, $5.1 million of which was incurred in the six months ended June 30, 2006.

At June 30, 2006, we had construction activities underway on 11 properties totaling 1.3 million square feet that were 64.3% pre-leased, including square feet placed into service of 14,000 in one property and 93,000 in another property; we owned 100% of ten of these properties and 50% of one of these properties.  Costs incurred on these properties through June 30, 2006 totaled approximately $145.5 million, of which approximately $40.3 million was incurred during the six months ended June 30, 2006.  We have construction loan facilities in place totaling $149.7 million to finance the construction of seven of these properties; borrowings under these facilities totaled $77.1 million at June 30, 2006, $29.9 million of which was borrowed during the six months ended June 30, 2006.  The remaining costs incurred during the six months ended June 30, 2006 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for 2006 (in thousands):

Acquisitions	$158,034
Construction and development	55,354
Capital improvements on operating properties	9,109
Tenant improvements on operating properties	6,074	(1)
	$228,571

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

On January 17, 2006 we acquired the remaining 50% of a joint venture that recently completed the construction of an office property for $1.2 million.

During the six months ended June 30, 2006, we sold three previously operational properties totaling 199,000 square feet and one recently constructed property for a total of $29.2 million.  The net proceeds from these sales after transaction costs totaled $28.2 million.  We used $2.4 million of these proceeds to fund an escrow subsequently applied towards an acquisition and most of the balance to pay down our Revolving Credit Facility.

During the six months ended June 30, 2006, we borrowed $29.9 million from construction loans to finance construction activities.

During the six months ended June 30, 2006, we entered into three interest rate swaps to hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities, information for which is set forth below (dollars in thousands):

Notional	One-Month	Effective	Expiration
Amount	LIBOR base	Date	Date
$50,000	5.0360%	3/28/2006	3/30/2009
25,000	5.2320%	5/1/2006	5/1/2009
25,000	5.2320%	5/1/2006	5/1/2009

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for gross proceeds before offering costs of $82.6 million.  We contributed the net proceeds totaling $82.4 million to our Operating Partnership in exchange for 2.0 million common units.  The proceeds were used primarily to pay down our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of June 30, 2006, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $18.9 million, or 10.7% when comparing the six months ended June 30, 2006 and 2005.  This decrease was due primarily to the following:

•                  a $25.7 million increase in proceeds from sales of properties.  We generally do not acquire properties with the intent of selling them.  We generally attempt to sell a property when we believe that most of the earnings growth potential in that property has been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location.  While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to significant fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend; offset by

•                  a $12.1 million, or 7.0%, increase in purchases of and additions to commercial real estate.  This increase is due primarily to an increase in property acquisitions.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period.

Our cash flow provided by financing activities decreased $31.3 million, or 25.1%, when comparing the six months ended June 30, 2006 and 2005.  This decrease included the following:

•                  a $64.5 million, or 52.4%, increase in repayments of mortgage and other loans payable.  This increase is attributable primarily to our use of proceeds from the sale of 2.0 million common shares in April 2006 and the sales of properties to pay down our Revolving Credit Facility;

•                  a $43.7 million, or 15.7%, decrease in proceeds from mortgage and other loans payable. This decrease is due in part to the availability of cash proceeds from common share issuances, as described below, and increased property sales; and

•                  $82.8 million increase in proceeds from common share issuances completed during the two periods being compared, due primarily to the sale of 2.0 million common shares in April 2006 discussed above.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2005 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to June 30, 2006

On July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400.0 million to $500.0 million.

On July 15, 2006, we redeemed all of the outstanding 10.25% Series E Preferred Shares at a price of $25 per share.  There were no accrued and unpaid dividends on July 15, 2006.  We will recognize a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on these shares at the time of the redemption.

On July 20, 2006, we completed the sale of 3,390,000 7.625% Series J Preferred Shares at a price of $25 per share for net proceeds of approximately $82.1 million after payment of the underwriter’s discount but before offering expenses.  We contributed the net proceeds to our Operating Partnership in exchange for 3,390,000 Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.  The proceeds were used primarily to pay down our Revolving Credit Facility.

On July 26, 2006, we completed the sale of the following investments in Fairfield, New Jersey:

•                  a 101,263 square foot building for $15.8 million.  Net proceeds from the transaction after repayment of a $4.8 million mortgage loan on the property and other transactions costs totaled approximately $10.4 million; and

•                  a 157,394 square foot building, which was owned by an unconsolidated real estate joint venture in which we had a 20% interest, for $27.0 million.  Net proceeds to us from the transaction after repayment of a $13.6 million mortgage loan on the property, other transaction costs and allocations to our joint venture partner totaled approximately $2.3 million.

The net proceeds to us from these sales were used primarily to pay down our Revolving Credit Facility.

Other Future Cash Requirements for Investing and Financing Activities

As of June 30, 2006, we were under contract to acquire a property in Washington County, Maryland for $9.0 million, subject to potential reductions ranging from $750,000 to $4.0 million; the amount of such decrease, if any, will be determined based on defined levels of job creation resulting from the future development of the property taking place.  Upon completion of this acquisition, we will be obligated to incur $7.5 million in development and construction costs for the property.  We submitted a $500,000 deposit in connection with this acquisition.  We expect to fund this acquisition using proceeds from our Revolving Credit Facility.

As previously discussed, as of June 30, 2006, we had construction activities underway on 11 properties totaling 1.3 million square feet that were 64.3% pre-leased.  We estimate remaining costs to be incurred will total approximately $117.6 million upon completion of these properties; we expect to incur these costs through June 2008.  We have $72.6 million remaining to be borrowed under construction loan facilities totaling $149.7 million for seven of these properties.  We expect to fund the remaining portion of these costs using primarily borrowings from new construction loan facilities.

As of June 30, 2006, we had pre-construction activities underway on eight new office properties estimated to total 976,750 square feet, one of which is through a joint venture.  We estimate that costs for these properties will total approximately $196.8 million.  As of June 30, 2006, costs incurred on these properties totaled $14.8 million and the balance is expected to be incurred from 2006 through 2008.  We expect to fund most of these costs using borrowings from new construction loan facilities, although we expect our joint venture partner will fund a portion of the costs associated with the one joint venture property.

As of June 30, 2006, we had redevelopment activities underway on four properties totaling 726,527 square feet.  Two of these properties are owned by a joint venture in which we own a 92.5% interest.  We estimate that remaining costs of the redevelopment activities will total approximately $47.3 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

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

At August 4, 2006, our Revolving Credit Facility had a maximum principal amount of $500.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  Based on the value of assets identified by us to support repayment of the Revolving Credit Facility, $500.0 million was available as of August 4, 2006, $165.0 million of which was unused.

As of June 30, 2006, we were under contract to sell the following properties:

•                  a two-acre parcel of land located in Linthicum, Maryland for $900,000;

•                  a 19,468 square foot building located in Monroe Township, New Jersey for $3.0 million;

•                  a 107,348 square foot building located in Hunt Valley, Maryland for $13.8 million;

•                  a 101,263 square foot building located in Fairfield, New Jersey for $15.8 million; as discussed above, this sale was completed on July 26, 2006; and

•                  a 157,394 square foot building owned by an unconsolidated real estate joint venture in which we have a 20% interest located in Fairfield, New Jersey; as discussed above, this sale was also completed on July 26, 2006.

We expect to redeem the outstanding 9.875% Series F Preferred Shares of beneficial interest in 2006 at a price of $25 per share, or $35.6 million.  At the time we complete this redemption, we would recognize a decrease to net income available to common shareholders of approximately $2.1 million pertaining to the original issuance costs incurred on these shares.

Management Changes

On July 31, 2006, we entered into agreements to put in place the following management changes effective on August 14, 2006:

•                  Roger A. Waesche, Jr., an Executive Vice President who has been our Chief Financial Officer since March 1999, will be appointed Executive Vice President and Chief Operating Officer and, at the same time, will cease to serve as our Chief Financial Officer; and

•                  Stephen E. Riffee, age 48, will commence service as our Executive Vice President and Chief Financial Officer.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and six months ended June 30, 2006 and 2005 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$9,116	$9,120	$19,053	$18,160
Add: Real estate-related depreciation and amortization	18,490	15,087	37,558	29,592
Add: Depreciation and amortization on unconsolidated
real estate entities	109	—	203	—
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(44)	(30)	(86)	(62)
Add (less): (Loss) gain on sales of real estate, excluding development portion(1)	6	(24)	(2,453)	(48)
Funds from operations (“FFO”)	27,677	24,153	54,275	47,642
Add: Minority interests-common units in the Operating
Partnership	1,157	1,335	2,563	2,643
Less: Preferred share dividends	(3,653)	(3,654)	(7,307)	(7,308)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$25,181	$21,834	$49,531	$42,977
Weighted average common shares	41,510	36,692	40,594	36,624
Conversion of weighted average common units	8,465	8,676	8,493	8,681
Weighted average common shares/units - basic FFO	49,975	45,368	49,087	45,305
Dilutive effect of share-based compensation awards	1,721	1,528	1,801	1,534
Weighted average common shares/units - diluted FFO	51,696	46,896	50,888	46,839

Diluted FFO per common share	$0.49	$0.47	$0.97	$0.92

Numerator for diluted EPS	$5,463	$5,466	$11,746	$10,852
Add: Minority interests-common units in the Operating Partnership	1,157	1,335	2,563	2,643
Add: Real estate-related depreciation and amortization	18,490	15,087	37,558	29,592
Add: Depreciation and amortization on unconsolidated
real estate entities	109	—	203	—
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(44)	(30)	(86)	(62)
Add (less): (Loss) gain on sales of real estate, excluding development portion(1)	6	(24)	(2,453)	(48)
Diluted FFO	$25,181	$21,834	$49,531	$42,977
Denominator for diluted EPS	43,231	38,220	42,395	38,158
Weighted average common units	8,465	8,676	8,493	8,681
Denominator for Diluted FFO per share	51,696	46,896	50,888	46,839

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2006, 66.1% of our mortgage and other loans payable balance carried fixed interest rates and 92.7% of our fixed-rate loans were scheduled to mature after 2006.  As of June 30, 2006, the percentage of variable-rate loans relative to total assets was 21.0%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at June 30, 2006 (dollars in thousands):

	For the Periods Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Fixed rate (1)	$68,785	$86,899	$155,916	$61,791	$73,128	$500,749	$947,268
Average interest rate	6.81%	6.66%	6.66%	6.20%	5.98%	7.09%	6.87%
Variable rate	$42,940	$76,699	$363,551	$1,340	$1,340	—	$485,870
Average interest rate	8.17%	6.97%	7.72%	10.05%	10.05%	—	8.05%

(1)          Represents scheduled principal maturities only and therefore excludes a net premium of $580,000.

The fair market value of our mortgage and other loans payable was approximately $1.408 billion at June 30, 2006.

The following table sets forth information pertaining to our derivative contracts in place as of June 30, 2006 and their fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	June 30,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$539
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	147
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	147

Based on our variable-rate debt balances, our interest expense would have increased by $1.7 million during the six months ended June 30, 2006 if interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended June 30, 2006, 65,892 of the Operating Partnership’s common units were exchanged for 65,892 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2006, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the election of three trustees, each for a three-year term.  The voting results at the annual meeting were as follows:

Name of Nominee	Votes For	Votes Withheld
Thomas F. Brady	35,644,765	224,609
Steven D. Kesler	34,044,227	1,825,147
Kenneth D. Wethe	31,718,973	4,150,401

The terms of Jay H. Shidler, Clay W. Hamlin, III, Randall M. Griffin, Robert L. Denton and Kenneth S. Sweet, Jr. as trustees continued after the annual meeting.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1

Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.2

Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.3

Twentieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 29, 2006 (filed with the Company’s Current Report on Form 8-K dated July 6, 2006 and incorporated herein by reference).

10.4

Twenty First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 20, 2006 (filed with the Company’s Current Report on Form 8-K dated July 26, 2006 and incorporated herein by reference).

10.5

Third Amendment to Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.6

Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: August 9, 2006	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
Executive Vice President and Chief Financial Officer