Form 10-Q
period 2006-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2006-11-09
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

☒ Yes     No☐

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

☐ Yes     No☒

On November 3, 2006, 42,821,762 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Investment in real estate:
Operating properties, net	$1,740,326	$1,631,038
Projects under construction or development	315,360	255,617
Total commercial real estate properties, net	2,055,686	1,886,655
Investments in and advances to unconsolidated real estate joint ventures	—	1,451
Investment in real estate, net	2,055,686	1,888,106
Cash and cash equivalents	10,810	10,784
Restricted cash	51,784	21,476
Accounts receivable, net	26,778	15,606
Investment in other unconsolidated entity	1,621	1,621
Deferred rent receivable	39,033	32,579
Intangible assets on real estate acquisitions, net	92,061	90,984
Deferred charges, net	40,091	35,046
Prepaid and other assets	27,684	29,255
Furniture, fixtures and equipment, net	10,374	4,302
Total assets	$2,355,922	$2,129,759
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,206,682	$1,348,351
3.5% Exchangeable Senior Notes	200,000	—
Accounts payable and accrued expenses	55,487	41,693
Rents received in advance and security deposits	20,842	14,774
Dividends and distributions payable	19,810	16,703
Deferred revenue associated with acquired operating leases	12,074	12,707
Distributions in excess of investment in unconsolidated real estate joint venture	3,103	3,081
Fair value of derivatives	473	—
Other liabilities	5,526	4,727
Total liabilities	1,523,997	1,442,036
Minority interests:
Common units in the Operating Partnership	107,212	95,014
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	1,760	1,396
Total minority interests	117,772	105,210
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 9,015,000 at September 30, 2006 and 6,775,000 at December 31, 2005) (Note 14)	90	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 42,810,978 at September 30, 2006 and 39,927,316 at December 31, 2005)	424	399
Additional paid-in capital	790,526	657,339
Cumulative distributions in excess of net income	(76,046)	(67,697)
Value of unearned restricted common share grants	—	(7,113)
Accumulated other comprehensive loss	(841)	(482)
Total shareholders’ equity	714,153	582,513
Total liabilities and shareholders’ equity	$2,355,922	$2,129,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Rental revenue	$66,550	$53,182	$190,166	$155,808
Tenant recoveries and other real estate operations revenue	11,586	7,826	29,686	21,317
Construction contract revenues	13,219	28,476	39,919	61,649
Other service operations revenues	1,572	1,308	5,321	3,696
Total revenues	92,927	90,792	265,092	242,470
Expenses
Property operating expenses	25,430	18,272	68,698	52,940
Depreciation and other amortization associated with real estate operations	21,680	17,522	58,631	45,943
Construction contract expenses	12,465	28,073	38,134	60,193
Other service operations expenses	1,495	1,253	4,991	3,499
General and administrative expenses	4,226	3,318	11,895	9,760
Total operating expenses	65,296	68,438	182,349	172,335
Operating income	27,631	22,354	82,743	70,135
Interest expense	(17,974)	(13,894)	(52,493)	(39,960)
Amortization of deferred financing costs	(736)	(639)	(1,899)	(1,500)
Income from continuing operations before equity in income (loss) of unconsolidated entities, income taxes and minority interests	8,921	7,821	28,351	28,675
Equity in income (loss) of unconsolidated entities	15	—	(40)	—
Income tax expense	(202)	(263)	(623)	(933)
Income from continuing operations before minority interests	8,734	7,558	27,688	27,742
Minority interests in income from continuing operations
Common units in the Operating Partnership	(808)	(752)	(2,839)	(3,216)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	38	19	96	58
Income from continuing operations	7,799	6,660	24,450	24,089
Income from discontinued operations, net of minority interests	12,191	3,870	14,458	4,413
Income before gain on sales of real estate	19,990	10,530	38,908	28,502
Gain on sales of real estate, net	597	59	732	247
Net income	20,587	10,589	39,640	28,749
Preferred share dividends	(4,307)	(3,653)	(11,614)	(10,961)
Issuance costs associated with redeemed preferred shares	(1,829)	—	(1,829)	—
Net income available to common shareholders	$14,451	$6,936	$26,197	$17,788
Basic earnings per common share
Income from continuing operations	$0.05	$0.08	$0.29	$0.36
Discontinued operations	0.29	0.11	0.35	0.12
Net income	$0.34	$0.19	$0.64	$0.48
Diluted earnings per common share
Income from continuing operations	$0.05	$0.08	$0.27	$0.35
Discontinued operations	0.28	0.10	0.34	0.11
Net income	$0.33	$0.18	$0.61	$0.46

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$39,640	$28,749
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	6,471	4,806
Depreciation and other amortization	59,993	47,951
Amortization of deferred financing costs	2,032	1,508
Amortization of deferred market rental revenue	(1,326)	(32)
Equity in loss of unconsolidated entities	40	—
Gain on sales of real estate	(17,990)	(4,674)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(7,446)	(4,570)
Increase in accounts receivable, restricted cash and prepaid and other assets	(11,308)	(3,504)
Increase in accounts payable, accrued expenses, rents received in advance and security deposits	14,176	4,322
Other	2,304	1,666
Net cash provided by operating activities	86,586	76,222
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(227,592)	(279,082)
Proceeds from sales of properties	46,708	29,470
Proceeds from sale of unconsolidated real estate joint venture	1,524	—
Proceeds from contributions of assets to unconsolidated real estate joint venture	—	68,646
Investments in and advances from unconsolidated entities	127	36
Distributions from unconsolidated entities	367	—
Leasing costs paid	(6,106)	(6,582)
Decrease (increase) in restricted cash associated with investing activities	5,559	(110)
Purchases of furniture, fixtures and equipment	(7,549)	(1,850)
Other	(182)	(759)
Net cash used in investing activities	(187,144)	(190,231)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	368,259	423,699
Proceeds from 3.5% Exchangeable Senior Notes	200,000	—
Repayments of mortgage and other loans payable	(548,090)	(334,890)
Deferred financing costs paid	(5,402)	(2,752)
Acquisition of partner interests in consolidated joint ventures	(3,016)	(1,208)
Distributions paid to partners in consolidated joint ventures	(787)	—
Net proceeds from issuance of common shares	88,622	78,260
Net proceeds from issuance of preferred shares	81,863	—
Redemption of preferred shares	(28,750)	—
Dividends paid	(45,138)	(38,968)
Distributions paid	(7,614)	(7,060)
Other	637	455
Net cash provided by financing activities	100,584	117,536
Net increase in cash and cash equivalents	26	3,527
Cash and cash equivalents
Beginning of period	10,784	13,821
End of period	$10,810	$17,348

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We have implemented a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of September 30, 2006, our investments in real estate included the following:

•                  168 wholly owned operating properties totaling 14.6 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 2.1 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 555 acres that we believe are potentially developable into approximately 6.9 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of September 30, 2006 follows:

Common Units	83%
Series F Preferred Units	100%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%

Two of our trustees controlled, either directly or through ownership by other entities or family members, an additional 14% of the Operating Partnership’s common units.

In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the “Service Companies”):

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

2.                                      Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein.  These interim financial statements should be read together with the financial statements and notes thereto included in our Current Report on Form 8-K filed on August 31, 2006.  The interim financial statements on the previous pages reflect all adjustments that we believe are necessary for the fair statement of our financial position and results of operations for the interim periods presented.  These adjustments are of a normal recurring nature.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$7,799	$6,660	$24,450	$24,089
Add: Gain on sales of real estate, net	597	59	732	247
Less: Preferred share dividends	(4,307)	(3,653)	(11,614)	(10,961)
Less: Issuance costs associated with redeemed preferred shares	(1,829)	—	(1,829)	—
Numerator for basic and diluted EPS from continuing operations available to common shareholders	2,260	3,066	11,739	13,375
Add: Income from discontinued operations, net	12,191	3,870	14,458	4,413
Numerator for basic and diluted EPS on net income available to common shareholders	$14,451	$6,936	$26,197	$17,788
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	42,197	36,913	41,134	36,721
Dilutive effect of share-based compensation awards	1,649	1,667	1,785	1,595
Denominator for diluted EPS	43,846	38,580	42,919	38,316

Basic EPS:
Income from continuing operations	$0.05	$0.08	$0.29	$0.36
Income from discontinued operations	0.29	0.11	0.35	0.12
Net income available to common shareholders	$0.34	$0.19	$0.64	$0.48
Diluted EPS:
Income from continuing operations	$0.05	$0.08	$0.27	$0.35
Income from discontinued operations	0.28	0.10	0.34	0.11
Net income available to common shareholders	$0.33	$0.18	$0.61	$0.46

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Conversion of weighted average common units	8,562	8,758	8,516	8,707
Conversion of weighted average convertible preferred units	176	176	176	176
Share-based compensation awards	—	191	—	175

4.             Recent Accounting Pronouncements

See Note 5 for disclosure associated with our implementation of recent accounting pronouncements relating to our accounting for share-based compensation.

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The conclusion provided a framework for addressing the question of when a general partner, as defined in EITF 04-05, should consolidate a limited partnership.  Under the consensus, a general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.”  This EITF was initially effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified after June 29, 2005, and, as of January 1, 2006, for existing limited partnership agreements.  The EITF did not impact us in 2005.  The adoption of this EITF in 2006 for existing limited partnership agreements did not have a material effect on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged.  We do not expect that the adoption of this Statement will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  There have historically been two widely recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet.  Conversely, the iron-curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006.  We do not expect that SAB 108 will have a material effect on our consolidated financial position or results of operations.

5.             Share-Based Compensation

Share-based Compensation Plans

In 1993, we adopted a share option plan for our Trustees under which we have 75,000 common shares reserved for issuance.  These options expire ten years after the date of grant and are all exercisable.  Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.  As of September 30, 2006, there were no awards available for future grant under this plan.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees.  This plan provides for the award of options to acquire our common shares (“share options”), common shares subject to forfeiture restrictions (“restricted shares”) and dividend equivalents.  We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares.  Trustee options under this plan become exercisable beginning on the first anniversary of their grant.  The vesting periods for employees’ options under this plan range from immediately to five years, although they generally are three years.  Options expire ten years after the date of grant.  Restricted shares generally vest annually in the following increments: 16% upon the first anniversary following the date of grant, 18% upon the second anniversary, 20% upon the third anniversary, 22% upon the fourth anniversary and 24% upon the fifth anniversary.  Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.  As of September 30, 2006, we had 743,683 awards available for future grant under this plan.

The following table summarizes share option transactions under the plans described above for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,709,927	$14.41
Granted	443,149	$42.00
Forfeited	(41,978)	$32.11
Exercised	(561,568)	$11.16
Outstanding at September 30, 2006	2,549,530	$19.63	6	$64,172
Exercisable at September 30, 2006	1,771,197	$12.64	5	$56,886
Options expected to vest	739,416	$35.52	9	$6,922

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $18,916.

We received $6,265 in proceeds from the exercise of share options during the nine months ended September 30, 2006.

The following table summarizes restricted share transactions under the plans described above for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$19.88
Granted	163,420	$42.65
Forfeited	(20,822)	$23.67
Vested	(124,517)	$17.16
Unvested at September 30, 2006	413,690	$29.51
Restricted shares expected to vest	393,006

The total fair value of restricted shares vested during the nine months ended September 30, 2006 was $5,319.

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

Prior to our adoption of SFAS 123(R), we provided disclosures in our financial statements for periods prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In computing the amounts that appeared in these disclosures, we accounted for forfeitures as they occurred.  SFAS 123(R) requires that share-based compensation be computed based on awards that are ultimately expected to vest.  As a result, future forfeitures of awards are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  SFAS 123(R) also requires that companies make a one-time cumulative effect adjustment upon adoption of the standard to record the effect that estimated future forfeitures of outstanding awards would have on expenses previously recognized in the companies’ financial statements; we did not record such a cumulative effect adjustment since we determined that the effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  The amounts included in our Consolidated Statements of Operations for share-based compensation in the three and nine months ended September 30, 2006 reflected an estimate of pre-vesting forfeitures of approximately 5%.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  We elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of
SFAS 123(R).

We compute the fair value of share options under SFAS 123(R) using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model for share options issued during the nine months ended September 30, 2006 are set forth below:

Weighted average fair value of grants on grant date	$5.85
Risk-free interest rate	4.91	%(1)
Expected life-years	7.06
Expected volatility	23.83%
Expected dividend yield	6.31%

(1)             Ranged from 4.35% to 5.31%.

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

The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Increase in general and administrative expenses	$710	$1,773
Increase in construction contract and other service operations expenses	233	575
Share-based compensation expense	943	2,348
Income taxes	(24)	(66)
Minority interests	(161)	(404)
Net share-based compensation expense	$758	$1,878

Net share-based compensation expense per share
Basic	$0.02	$0.05
Diluted	$0.02	$0.04

We also capitalized share-based compensation costs of approximately $52 in the three months ended September 30, 2006 and $137 in the nine months ended September 30, 2006.

As of September 30, 2006, there was $1,492 of unrecognized compensation cost related to nonvested options that is expected to be recognized over a weighted average period of approximately two years.  As of September 30, 2006, there was $9,273 of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately three years.

Disclosure for Periods Prior to 2006, Including Pro Forma Financial Information Under SFAS 123

Expenses from share-based compensation reflected in our Consolidated Statements of Operations for the three and nine months ended September 30, 2005 were as follows:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Increase in general and administrative expenses	$497	$1,420
Increase in construction contract and other service operations expenses	80	203

The following table summarizes our operating results for the three and nine months ended September 30, 2005 as if we elected to account for our share-based compensation under the fair value provisions of SFAS 123 in that period:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$10,589	$28,749
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	437	1,239
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(432)	(1,200)
Net income, pro forma	$10,594	$28,788
Basic EPS on net income available to common shareholders, as reported	$0.19	$0.48
Basic EPS on net income available to common shareholders, pro forma	$0.19	$0.49
Diluted EPS on net income available to common shareholders, as reported	$0.18	$0.46
Diluted EPS on net income available to common shareholders, pro forma	$0.18	$0.47

The share-based compensation expense under the fair value method, as reported in the above table, was computed using the Black-Scholes option-pricing model.

6.             Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30,	December 31,
	2006	2005
Land	$334,430	$314,719
Buildings and improvements	1,611,425	1,491,254
	1,945,855	1,805,973
Less: accumulated depreciation	(205,529)	(174,935)
	$1,740,326	$1,631,038

Projects we had under construction or pre-construction consisted of the following:

	September 30,	December 31,
	2006	2005
Land	$155,232	$117,434
Construction in progress	160,128	138,183
	$315,360	$255,617

2006 Acquisitions

We acquired the following office properties during the nine months ended September 30, 2006:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
North Creek	Colorado Springs, CO	5/18/2006	3	324,549	$41,508
1915 & 1925 Aerotech Drive	Colorado Springs, CO	6/8/2006	2	75,892	8,378
7125 Columbia Gateway Drive	Columbia, MD (1)	6/29/2006	1	611,379	74,168
			6	1,011,820	$124,054

(1)             Located in the Baltimore/Washington Corridor.

The table below sets forth the allocation of the acquisition costs of the properties described above:

		1915 & 1925	7125
		Aerotech	Columbia
	North Creek	Drive	Gateway Drive	Total
Land, operating properties	$2,735	$1,113	$17,126	$20,974
Building and improvements	34,161	6,161	46,964	87,286
Intangible assets on real estate acquisitions	5,694	1,235	11,959	18,888
Total assets	42,590	8,509	76,049	127,148
Deferred revenue associated with acquired operating leases	(1,082)	(131)	(1,881)	(3,094)
Total acquisition cost	$41,508	$8,378	$74,168	$124,054

Intangible assets recorded in connection with these acquisitions included the following:

		Weighted
		Average
		Amortization
	Cost	Period
Lease-up value	$12,867	3
Tenant relationship value	3,345	6
Lease cost portion of deemed cost avoidance	1,825	3
Lease to market value	851	5
	$18,888	4

During the nine months ended September 30, 2006, we also acquired the following:

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

•                  a six-acre parcel of land located in Hanover, Maryland that we believe can support up to 60,000 developable square feet for $2,141 on February 28, 2006 (Hanover, Maryland is located in the Baltimore/Washington Corridor);

•                  a 20-acre parcel of land located in Colorado Springs, Colorado that we believe can support up to 300,000 developable square feet for $1,060 on April 21, 2006;

•                  a 13-acre parcel of land located in Colorado Springs, Colorado that we believe can support up to 150,000 developable square feet for $2,263 on May 19, 2006;

•                  a 178-acre parcel of land located in Annapolis Junction, Maryland, located adjacent to the National Business Park, that we believe can support up to 1.25 million developable square feet for $26,833 on June 29, 2006 (Annapolis Junction, Maryland is located in the Baltimore/Washington Corridor);

•                  a five-acre parcel of land located in Columbia, Maryland that we believe can support up to 120,000 developable square feet for $3,361 on June 29, 2006; and

•                  a 28-acre parcel of land located in Chesterfield, Virginia on September 15, 2006 that was acquired under the terms of a lease for a 193,000 square foot building that we are constructing on the property (Chesterfield, Virginia, which is located in Greater Richmond, Virginia, is included in our “other” business segment).  The fair value of the land and closing costs associated with the title transfer totaled $1,303.

We also acquired a 50% interest in a consolidated joint venture called Commons Office 6-B, LLC that owns a land parcel located in Hanover, Maryland for $1,830 on February 10, 2006.  The joint venture is constructing an office property totaling approximately 44,000 square feet on the land parcel.

2006 Construction and Pre-Construction Activities

During 2006, we fully placed into service two properties totaling 212,000 (one located in the Baltimore/Washington Corridor and one in Colorado Springs, Colorado) and placed into service a portion of two properties totaling 179,000 square feet (both located in the Baltimore/Washington Corridor).

As of September 30, 2006, we had construction underway on six new buildings in the Baltimore/Washington Corridor (including the one 50% joint venture discussed above), one in Northern Virginia, one in St. Mary’s County, Maryland, one in Suburban Baltimore and one in Chesterfield, Virginia.  We also had pre-construction activities underway on four new buildings located in the Baltimore/Washington Corridor (including one through a 50% joint venture, the formation of which was pending at September 30, 2006), one in Suburban Maryland, one in King George County, Virginia, two in Colorado Springs, Colorado and one in Suburban Baltimore.  In addition, we had redevelopment underway on two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and one in Colorado Springs, Colorado) and two buildings owned by a joint venture (one is located in Northern Virginia and one in the Baltimore/Washington Corridor).

2006 Dispositions

We sold the following operating properties during the nine months ended September 30, 2006:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
Lakeview at the Greens	Laurel, Maryland (1)	2/6/2006	2	141,783	$17,000	$2,087
68 Culver Road	Dayton, New Jersey	3/8/2006	1	57,280	9,700	316
710 Route 46	Fairfield, New Jersey	7/26/2006	1	101,263	15,750	4,498
230 Schilling Circle	Woodlawn, Maryland (2)	8/9/2006	1	107,348	13,795	951
7 Centre Drive	Monroe, New Jersey	8/30/2006	1	19,468	3,000	684
Brown’s Wharf	Baltimore, Maryland	9/28/2006	1	104,203	20,300	8,565
			7	531,345	$79,545	$17,101

(1)             Located in the Suburban Maryland region.

(2)             Located in the Suburban Baltimore region.

During the nine months ended September 30, 2006, we also sold the following:

•                  a newly constructed property in Columbia, Maryland for $2,530 on January 17, 2006.  We recognized a gain of $111 on this sale; and

•                  a two-acre parcel of land located in Linthicum Heights, Maryland for $900 on September 7, 2006.  We recognized a gain of $165 on this sale.

7.                                      Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

	Investment Balance at								Total	Maximum
	September 30,		December 31,		Date	Owner-	Nature of		Assets at	Exposure
	2006		2005		Acquired	ship	Activity		9/30/2006	to Loss (1)
Harrisburg Corporate Gateway Partners, L.P.	$(3,103)	(2)	$(3,081)	(2)	9/29/2005	20%	Operates 16 buildings	(3)	$76,827	—
Route 46 Partners	—	(4)	1,451		3/14/2003	20%	Operates one building	(5)	N/A	N/A

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

(2)             The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,195 at September 30, 2006 and $5,204 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(3)             This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

(4)             As discussed further below, we sold the property owned by this joint venture on July 26, 2006, after which the joint venture was dissolved.  The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $1,370 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.

(5)          This joint venture’s property was located in Fairfield, New Jersey.

On July 26, 2006, Rt. 46 Partners sold its property for $27,000.  After the sale, the joint venture was dissolved.  We recognized a gain of $563 on the disposition of our joint venture interest.

The following table sets forth condensed balance sheets for our unconsolidated real estate joint ventures:

	September 30,	December 31,
	2006	2005
Commercial real estate property	$72,915	$94,552
Other assets	3,912	8,006
Total assets	$76,827	$102,558

Liabilities	$67,901	$82,619
Owners’ equity	8,926	19,939
Total liabilities and owners’ equity	$76,827	$102,558

The following table sets forth combined condensed statements of operations for the three and nine months ended September 30, 2006 for the two unconsolidated joint ventures we owned during the nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Revenues	$2,738	$9,196
Property operating expenses	(1,000)	(3,187)
Interest expense	(1,050)	(3,401)
Depreciation and amortization expense	(1,677)	(3,582)
Gain on sale	4,033	4,033
Net income	$3,044	$3,059

The table above includes net income from Rt. 46 Partners of $3,272 for the three month period and $3,501 for the nine month period.  Our joint venture partner in Route 46 Partners had preference in receiving distributions of cash flows for a defined return.  We were not entitled to receive distributions for a defined return until our partner received its defined return.  We did not recognize income from our investment in Route 46 Partners in the three and nine months ended September 30, 2006 and 2005 until the dissolution of the entity since the income earned by the entity in those periods did not exceed our partner’s defined return until that point in time.  Upon dissolution of the entity, we recognized income from our investment of $60, excluding the $563 gain on disposition of the joint venture interest discussed above.

Our investments in consolidated real estate joint ventures included the following:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	9/30/2006	Activity	9/30/2006	9/30/2006
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties(1)	$39,130	$—
Commons Office 6-B, LLC	2/10/2006	50.0%	Developing land parcel(2)	7,118	7,118
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating building(3)	4,192	3,787
				$50,440	$10,905

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

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

8.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$105,719	$34,608	$71,111	$92,812	$20,824	$71,988
Lease cost portion of deemed cost avoidance	12,880	5,409	7,471	11,054	3,991	7,063
Lease to market value	10,623	6,802	3,821	9,772	5,277	4,495
Tenant relationship value	9,371	907	8,464	6,349	130	6,219
Market concentration premium	1,333	139	1,194	1,333	114	1,219
	$139,926	$47,865	$92,061	$121,320	$30,336	$90,984

Amortization of the intangible asset categories set forth above totaled approximately $15.9 million in the nine months ended September 30, 2006 and $10.2 million in the nine months ended September 30, 2005.  The approximate weighted average amortization periods of the categories set forth above follow: lease up value: 6 years; lease cost portion of deemed cost avoidance: 4 years; lease to market value: 3 years; tenant relationship value: 5 years; and market concentration premium: 36 years.  The approximate weighted average amortization period for all of the categories combined above is 5 years.  Estimated amortization expense associated with the intangible asset categories set forth above for the three months ended December 31, 2006 is $4.3 million, for 2007 is $15.1 million, 2008 is $13.4 million, 2009 is $11.5 million, 2010 is $8.5 million and 2011 is $6.7 million.

9.             Deferred Charges

Deferred charges consisted of the following:

	September 30,	December 31,
	2006	2005
Deferred leasing costs	$47,658	$42,752
Deferred financing costs	26,902	21,574
Goodwill	1,853	1,853
Deferred other	155	155
	76,568	66,334
Accumulated amortization	(36,477)	(31,288)
Deferred charges, net	$40,091	$35,046

10.          Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $253 at September 30, 2006 and $421 at December 31, 2005.

11.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	September 30,	December 31,
	2006	2005
Construction contract costs incurred in excess of billings	$9,933	$15,277
Prepaid expenses	9,287	7,007
Other assets	8,464	6,971
Prepaid and other assets	$27,684	$29,255

12.          Derivatives

The following table sets forth our derivative contracts at September 30, 2006 and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	September 30,	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006	2005
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(113)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(180)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(180)	N/A
					$(473)	$—

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
(Decrease) increase in fair value applied to accumulated comprehensive loss and minority interests	$(1,306)	$2,672	$(473)	$(1,516)

The activity reported in the table above for the three and nine months ended September 30, 2005 represents changes in the fair value of a forward starting swap into which we entered to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We obtained this long-term financing in October 2005 and cash settled the swap at that time for a payment to the swap party of $603.

13.          Loans Payable

Mortgage and other loans payable consisted of the following:

	Maximum				Scheduled
	Principal Amount				Maturity
	Under Loans at	Carrying Value at			Dates at
	September 30,	September 30,	December 31,	Stated Interest Rates	September 30,
	2006	2006	2005	at September 30, 2006	2006
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit
Facility	$500,000	$200,000	$273,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	877,985	921,265	3.00% - 9.48% (3)	2006 - 2034 (4)
Variable rate construction loan facilities	154,447	93,327	70,238	LIBOR + 1.40% to 2.20%	2006 - 2008 (5)
Other variable rate mortgage loans	N/A	34,500	82,800	LIBOR + 1.20% to 1.50%	September 2007
Total mortgage loans		1,005,812	1,074,303

Note payable
Unsecured seller note	N/A	870	1,048	5.95%	May 2007 (6)

Total mortgage and other loans payable, net		$1,206,682	$1,348,351

(1)             The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)             Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $461 at September 30, 2006 and $1,391 at December 31, 2005.

(3)             The weighted average interest rate on these loans was 7.03% at September 30, 2006.

(4)             A loan with a balance of $4,911 at September 30, 2006 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)             At September 30, 2006, $71,095 in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions; two of these loans, totaling $37,203 at September 30, 2006, were repaid on October 2, 2006.

(6)             This loan is callable within 90 days by the lender.

On July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400,000 to $500,000.

On September 18, 2006, the Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year.  The notes have an exchange settlement feature which provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, into (at our option) cash, our common shares or a combination of cash and our common shares at an initial exchange rate of 18.4162 shares per one thousand dollar principal amount of the notes (equivalent to an initial exchange price of $54.30 per common share).  On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part.  The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.  Prior to September 11, 2011, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.

14.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	September 30, 2006	December 31, 2005
1,265 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150 shares issued with an aggregate liquidation preference of $28,750)	$—	$11
1,425 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425 shares issued with an aggregate liquidation preference of $35,625)	14	14
2,200 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390 shares issued with an aggregate liquidation preference of $84,750)	34	—
Total preferred shares	$90	$67

On July 15, 2006, we redeemed all of the outstanding 10.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest (the “Series E Preferred Shares”) at a price of $25 per share, or $28,750.  We recognized a $1,829 decrease to net income available to common shareholders pertaining to the original issuance costs incurred on these shares at the time of the redemption.

On July 20, 2006, we completed the sale of 3.4 million Series J Preferred Shares at a price of $25.00 per share for net proceeds of $81,863.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after July 20, 2011.  Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $1.90625 per share, which is equal to 7.625% of the $25.00 per share redemption price.  We contributed the net proceeds from the sale to our Operating Partnership in exchange for 3.4 million Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.

Common Shares

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for net proceeds of $82,438.  We contributed the net proceeds to our Operating Partnership in exchange for 2.0 million common units.

During the nine months ended September 30, 2006, we converted 179,227 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 5 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Nine Months Ended September 30,
	2006	2005
Beginning balance	$(482)	$—
Unrealized loss on derivatives, net of minority interests	(397)	(1,396)
Realized loss on derivatives, net of minority interests	38	—
Ending balance	$(841)	$(1,396)

The table below sets forth our comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$20,587	$10,589	$39,640	$28,749
Unrealized (loss) gain on derivatives, net of minority interests	(1,080)	1,962	(397)	(1,396)
Realized loss on derivatives, net of minority interests	13	—	38	—
Total comprehensive income	$19,520	$12,551	$39,281	$27,353

15.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2006:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series E Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6406	$737
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6406	$737
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.6406	$737

Series F Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.6172	$880
First Quarter 2006	March 31, 2006	April 14, 2006	$0.6172	$880
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.6172	$880
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.6172	$880

Series G Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.5000	$1,100
First Quarter 2006	March 31, 2006	April 14, 2006	$0.5000	$1,100
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.5000	$1,100
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$938
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$938
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.4688	$938
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.4688	$938

Series J Preferred Shares:
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.4501	$1,526

Common Shares:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$11,180
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$11,268
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.2800	$11,859
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.3100	$13,271

Series I Preferred Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.4688	$165
First Quarter 2006	March 31, 2006	April 14, 2006	$0.4688	$165
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.4688	$165
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.4688	$165

Common Units:
Fourth Quarter 2005	December 31, 2005	January 13, 2006	$0.2800	$2,387
First Quarter 2006	March 31, 2006	April 14, 2006	$0.2800	$2,374
Second Quarter 2006	June 30, 2006	July 14, 2006	$0.2800	$2,357
Third Quarter 2006	September 30, 2006	October 13, 2006	$0.3100	$2,643

16.      Supplemental Information to Statements of Cash Flows

	For the Nine Months Ended September 30,
	2006	2005
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisitions	$37,484	$13,128
Property acquired through lease arrangement included in rents received in advance and security deposits	$1,282	$—
Proceeds from sales of properties invested in restricted cash account	$33,730	$—
Increase (decrease) in accrued capital improvements and leasing costs	$7,217	$(9,531)
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$131	$203
Decrease in fair value of derivatives applied to AOCL and minority interests	$(473)	$(1,516)
Issuance of common units in the Operating Partnership in connection with acquisition of properties	$7,497	$2,647
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$—	$3,687
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$13,962	$6,863
Dividends/distribution payable	$19,810	$16,665
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$7,891	$324
Issuance of restricted shares	$—	$3,481

17.          Information by Business Segment

As of September 30, 2006, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore, Maryland; Colorado Springs, Colorado; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; Northern/Central New Jersey; and San Antonio, Texas.  During 2005, we also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	Northern/ Central New Jersey	San Antonio	Greater Harrisburg	Other	Total
Three Months Ended September 30, 2006
Revenues	$38,347	$16,747	$7,569	$3,158	$4,114	$2,506	$2,979	$2,317	$1,787	$—	$(466)	$79,058
Property operating expenses	12,604	5,568	3,090	1,208	1,598	43	856	869	310	—	(419)	25,727
NOI	$25,743	$11,179	$4,479	$1,950	$2,516	$2,463	$2,123	$1,448	$1,477	$—	$(47)	$53,331
Commercial real estate property expenditures	$19,937	$4,893	$830	$4,109	$2,212	$334	$429	$237	$127	$—	$8,690	$41,798

Three Months Ended September 30, 2005
Revenues	$30,771	$15,473	$2,719	$23	$3,354	$2,506	$2,900	$3,862	$—	$2,196	$(137)	$63,667
Property operating expenses	9,246	5,207	1,079	37	1,231	43	715	1,617	—	771	(618)	19,328
NOI	$21,525	$10,266	$1,640	$(14)	$2,123	$2,463	$2,185	$2,245	$—	$1,425	$481	$44,339
Commercial real estate property expenditures	$51,640	$5,083	$1,150	$44,178	$736	$243	$748	$482	$1,367	$287	$130	$106,044

Nine Months Ended September 30, 2006
Revenues	$107,537	$48,116	$22,156	$6,410	$11,452	$7,519	$9,004	$7,597	$5,395	$—	$(871)	$224,315
Property operating expenses	33,107	16,862	8,862	2,315	4,180	124	2,251	2,677	962	—	(1,148)	70,192
NOI	$74,430	$31,254	$13,294	$4,095	$7,272	$7,395	$6,753	$4,920	$4,433	$—	$277	$154,123
Commercial real estate property expenditures	$170,373	$11,781	$2,584	$61,712	$3,446	$949	$1,399	$1,358	$8,735	$—	$8,032	$270,369
Segment assets at September 30, 2006	$1,069,445	$466,938	$161,948	$130,845	$118,619	$98,260	$98,267	$45,208	$54,673	$—	$111,719	$2,355,922

Nine Months Ended September 30, 2005
Revenues	$89,537	$44,276	$8,073	$23	$8,941	$7,519	$9,711	$10,912	$—	$6,607	$(264)	$185,335
Property operating expenses	27,198	15,004	3,218	37	3,396	116	2,066	4,650	—	2,178	(1,709)	56,154
NOI	$62,339	$29,272	$4,855	$(14)	$5,545	$7,403	$7,645	$6,262	$—	$4,429	$1,445	$129,181
Commercial real estate property expenditures	$100,975	$38,715	$2,992	$44,178	$42,528	$659	$4,702	$984	$41,815	$448	$106	$278,102
Segment assets at September 30, 2005	$860,940	$446,935	$62,037	$48,647	$113,302	$99,810	$98,715	$65,132	$41,815	$—	$64,363	$1,901,696

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segment revenues	$79,058	$63,667	$224,315	$185,335
Construction contract revenues	13,219	28,476	39,919	61,649
Other service operations revenues	1,572	1,308	5,321	3,696
Less: Revenues from discontinued real estate operations (Note 19)	(922)	(2,659)	(4,463)	(8,210)
Total revenues	$92,927	$90,792	$265,092	$242,470

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Segment property operating expenses	$25,727	$19,328	$70,192	$56,154
Less: Property operating expenses from discontinued real estate operations (Note 19)	(297)	(1,056)	(1,494)	(3,214)
Total property operating expenses	$25,430	$18,272	$68,698	$52,940

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
NOI for reportable segments	$53,331	$44,339	$154,123	$129,181
Construction contract revenues	13,219	28,476	39,919	61,649
Other service operations revenues	1,572	1,308	5,321	3,696
Equity in income (loss) of unconsolidated entities	15	—	(40)	—
Income tax expense	(202)	(263)	(623)	(933)
Less:
Depreciation and other amortization associated with real estate operations	(21,680)	(17,522)	(58,631)	(45,943)
Construction contract expenses	(12,465)	(28,073)	(38,134)	(60,193)
Other service operations expenses	(1,495)	(1,253)	(4,991)	(3,499)
General and administrative expenses	(4,226)	(3,318)	(11,895)	(9,760)
Interest expense on continuing operations	(17,974)	(13,894)	(52,493)	(39,960)
Amortization of deferred financing costs	(736)	(639)	(1,899)	(1,500)
Minority interests in continuing operations	(935)	(898)	(3,238)	(3,653)
NOI from discontinued operations	(625)	(1,603)	(2,969)	(4,996)
Income from continuing operations	$7,799	$6,660	$24,450	$24,089

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in income (loss) of unconsolidated entities, general and administrative expense, income taxes and minority interests because these items represent general corporate items not attributable to segments.

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Deferred
Federal	$165	$240	$510	$789
State	37	54	113	175
Total	$202	$294	$623	$964

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and nine months ended September 30, 2006 and 2005.

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

•                  the 68 Culver Road property sold on March 8, 2006;

•                  the 710 Route 46 property classified as held for sale at June 30, 2006 that was sold on July 26, 2006;

•                  the 230 Schilling Circle property that was sold on August 9, 2006;

•                  the 7 Centre Drive property that was sold on August 30, 2006; and

•                  the Brown’s Wharf property that was sold on September 28, 2006.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue from real estate operations	$922	$2,659	$4,463	$8,210
Expenses from real estate operations:
Property operating expenses	297	1,056	1,494	3,214
Depreciation and amortization	226	505	1,362	2,008
Interest expense	210	602	1,042	1,810
Other	128	2	133	8
Expenses from real estate operations	861	2,165	4,031	7,040
Income from discontinued operations before gain on sales of real estate and minority interests	61	494	432	1,170
Gain on sales of real estate	14,699	4,335	17,102	4,335
Minority interests in discontinued operations	(2,569)	(959)	(3,076)	(1,092)
Income from discontinued operations, net of minority interests	$12,191	$3,870	$14,458	$4,413

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

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed.  Our total unilateral commitment under this guaranty is approximately $429; the tenant’s account was current as of September 30, 2006.  We also agreed to indemnify the partnership’s lender for 80% of any losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

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

In two of the consolidated joint ventures that we owned as of September 30, 2006, we would be obligated to acquire the other members’ 50% interests in the joint ventures if defined events were to occur.  The amounts we would need to pay for those membership interests are computed based on the amounts that the owners of the interests would receive under the joint venture agreements in the event that office properties owned by the joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other members’ membership interests in these joint ventures to be $1,691; however, since the determination of this amount is dependent on the operations of the office properties, which are not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

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

Office Space Operating Leases

We are obligated as lessee under four operating leases for office space.  Future minimum rental payments due under the terms of these leases as of September 30, 2006 follow:

2006	$64
2007	270
2008	261
2009	176
2010	135
Thereafter	57
$963

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of September 30, 2006 follow:

2006	$121
2007	423
2008	330
2009	158
2010	34
$1,066

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

21.          Pro Forma Financial Information (Unaudited)

We accounted for our 2005 and 2006 acquisitions using the purchase method of accounting.  We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2006.

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

For the Nine Months Ended September 30, 2005
Pro forma total revenues	$256,506
Pro forma net income	$27,063
Pro forma net income available to common shareholders	$16,102
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.44
Diluted	$0.42

22.          Subsequent Events

On October 5, 2006, we acquired approximately 500 acres of the 591-acre former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland for an initial cash outlay of $2,535.  We expect to complete the acquisition of the remaining 91 acres, for which we are contractually obligated, in 2007.  The 591-acre site includes existing useable buildings totaling approximately 400,000 square feet.  We believe that the 591 acres can support approximately 1.7 million developable square feet of office space, in addition to 673 residential units, with development anticipated to occur over a period of 10 to 15 years.  In connection with the aggregate acquisition, we expect to initially make the following future cash payments to the seller: (1) $465 in 2007 in connection with the remaining 91 acres; and (2) $1,000 each in

2007 and 2008.  We could incur an additional cash obligation to the seller after that of up to $4,000; this $4,000 cash obligation is subject to reduction by an amount ranging between $750 and $4,000, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  We are also obligated under the terms of the acquisition to incur $7,500 in development and construction costs for the property.

On October 15, 2006, we redeemed all of the outstanding Series F Preferred Shares at a price of $25 per share, or $35,625.  We will recognize a $2,067 decrease to net income available to common shareholders pertaining to the original issuance costs incurred on these shares at the time of the redemption.

On October 23, 2006, we acquired a 75% interest in a joint venture that acquired for $2,810 a 153-acre parcel of land located near the Indian Head Naval Surface War Center in Charles County, Maryland.

In October 2006, we placed into service two newly-constructed properties totaling 349,000 square feet (one located in the Baltimore/Washington Corridor and the other in Northern Virginia).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  As of September 30, 2006, our investments in real estate included the following:

•                  168 wholly owned operating properties totaling 14.6 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 2.1 million square feet upon completion and two wholly owned office properties totaling approximately 115,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 555 acres that we believe are potentially developable into approximately 6.9 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

During the nine months ended September 30, 2006, we:

•                  experienced increased revenues, operating expenses and operating income as compared to the same period in 2005 due primarily to the addition of properties through acquisition and construction activities since January 1, 2005;

•                  finished the period with occupancy for our wholly owned portfolio of properties at 94.0%;

•                  acquired six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 60,000 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for a total of $169.7 million;

•                  placed into full service two newly-constructed properties totaling 212,000 square feet.  We also placed into service 179,000 square feet in two newly-constructed properties that were partially operational at September 30, 2006, including 53,000 square feet in our new corporate headquarters;

•                  sold seven operating properties, a newly-constructed property and a parcel of land for a total of $83.0 million, resulting in recognized gains before minority interests totaling $17.4 million;

•                  sold 2.0 million common shares to an underwriter at a net price of $41.31 per share, for net proceeds of $82.4 million;

•                  sold 3,390,000 Series J Cumulative Redeemable Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share for net proceeds of $81.9 million;

•                  redeemed the Series E Preferred Shares of beneficial interest (the “Series E Preferred Shares”) for a redemption price of $25 per share, resulting in a total payment of $28.8 million; and

•                  issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026 and redeemable by us on or after September 20, 2011. The notes also contain an exchange settlement feature, which provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares of beneficial interest (“common shares”) or a combination of cash and common shares at an initial exchange rate of 18.4162 shares per $1,000 principal amount of the notes.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2006.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2006 compared to the same periods in 2005;

•                  how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2006;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition, results of operations and liquidity;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three and nine months ended September 30, 2006 and 2005.

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

Corporate Office Properties Trust and Subsidiaries
Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006	2005	Variance	% Change	2006	2005	Variance	% Change
Revenues
Rental revenue	$66,550	$53,182	$13,368	25.1%	$190,166	$155,808	$34,358	22.1%
Tenant recoveries and other real estate operations revenue	11,586	7,826	3,760	48.0%	29,686	21,317	8,369	39.3%
Construction contract revenues	13,219	28,476	(15,257)	(53.6)%	39,919	61,649	(21,730)	(35.2)%
Other service operations revenues	1,572	1,308	264	20.2%	5,321	3,696	1,625	44.0%
Total revenues	92,927	90,792	2,135	2.4%	265,092	242,470	22,622	9.3%
Expenses
Property operating expenses	25,430	18,272	7,158	39.2%	68,698	52,940	15,758	29.8%
Depreciation and other amortization associated with real estate operations	21,680	17,522	4,158	23.7%	58,631	45,943	12,688	27.6%
Construction contract expenses	12,465	28,073	(15,608)	(55.6)%	38,134	60,193	(22,059)	(36.6)%
Other service operations expenses	1,495	1,253	242	19.3%	4,991	3,499	1,492	42.6%
General and administrative expense	4,226	3,318	908	27.4%	11,895	9,760	2,135	21.9%
Total operating expenses	65,296	68,438	(3,142)	(4.6)%	182,349	172,335	10,014	5.8%
Operating income	27,631	22,354	5,277	23.6%	82,743	70,135	12,608	18.0%
Interest expense and amortization of deferred financing costs	(18,710)	(14,533)	(4,177)	28.7%	(54,392)	(41,460)	(12,932)	31.2%
Equity in income (loss) of unconsolidated entities	15	—	15	N/A	(40)	—	(40)	N/A
Income tax expense	(202)	(263)	61	(23.2)%	(623)	(933)	310	(33.2)%
Income from continuing operations before minority interests	8,734	7,558	1,176	15.6%	27,688	27,742	(54)	(0.2)%
Minority interests in income from continuing operations	(935)	(898)	(37)	4.1%	(3,238)	(3,653)	415	(11.4)%
Income from discontinued operations, net	12,191	3,870	8,321	215.0%	14,458	4,413	10,045	227.6%
Gain on sales of real estate, net	597	59	538	911.9%	732	247	485	196.4%
Net income	20,587	10,589	9,998	94.4%	39,640	28,749	10,891	37.9%
Preferred share dividends	(4,307)	(3,653)	(654)	17.9%	(11,614)	(10,961)	(653)	6.0%
Issuance costs associated with redeemed preferred shares	(1,829)	—	(1,829)	N/A	(1,829)	—	(1,829)	N/A
Net income available to common shareholders	$14,451	$6,936	$7,515	108.3%	$26,197	$17,788	$8,409	47.3%
Basic earnings per common share
Income from continuing operations	$0.05	$0.08	$(0.03)	(37.5)%	$0.29	$0.36	$(0.07)	(19.4)%
Net income	$0.34	$0.19	$0.15	78.9%	$0.64	$0.48	$0.16	33.3%
Diluted earnings per common share
Income from continuing operations	$0.05	$0.08	$(0.03)	(37.5)%	$0.27	$0.35	$(0.08)	(22.9)%
Net income	$0.33	$0.18	$0.15	83.3%	$0.61	$0.46	$0.15	32.6%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	September 30,	December 31,
	2006	2005
Occupancy rates
Total	94.0%	94.0%
Baltimore/Washington Corridor	95.0%	96.2%
Northern Virginia	95.9%	96.4%
Suburban Baltimore	84.7%	84.7%
Suburban Maryland	82.2%	79.8%
St. Mary’s and King George Counties	96.8%	95.4%
Greater Philadelphia	100.0%	100.0%
Northern/Central New Jersey	97.2%	96.4%
Colorado Springs, Colorado	91.2%	85.8%
San Antonio, Texas	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$20.74	$20.28

(1)                                  Includes estimated expense reimbursements.

We renewed 63.1% of the square footage under leases scheduled to expire in the nine months ended September 30, 2006 (including the effect of early renewals and excluding the effect of early lease terminations).

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
Geographic Region	Ownership Interest	September 30, 2006		December 31, 2005
Suburban Maryland	50.0%	47.9%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	91.5%		89.4%
Northern/Central New Jersey	20.0%	NA	(2)	80.9%

(1)          Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at period end.

(2)          The property in this geographic region was sold in July 2006.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as comprising three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the third quarters of 2005 and 2006, Same-Office Properties would be properties owned and 100% operational from July 1, 2005 through September 30, 2006.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes From the Three Months Ended September 30, 2005 to 2006
	Property Additions	Same-Office Properties		Sold Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change (3)	Change
Revenues from real estate operations
Rental revenue	$15,208	$763	1.5%	$(1,852)	$(751)	$13,368
Tenant recoveries and other real estate
operations revenue	2,815	1,466	21.2%	(345)	(176)	3,760
Total	$18,023	$2,229	3.9%	$(2,197)	$(927)	$17,128

Property operating expenses	$6,107	$1,882	10.7%	$(772)	$(59)	$7,158

Straight-line rental revenue adjustments included in rental revenue	$1,395	$(24)	N/A	$(7)	$(21)	$1,343
Amortization of deferred market rental revenue	$335	$140	N/A	$—	$—	$475

Number of operating properties
included in component category	49	120	N/A	16	1	186

(1)                                  Includes 41 acquired properties and eight newly-constructed properties.

(2)                                  Includes sold properties that are not reported as discontinued operations.

(3)                                  Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Nine Months Ended September 30, 2005 to 2006
	Property Additions	Same-Office Properties		Sold Properties	Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change (3)	Change
Revenues from real estate operations
Rental revenue	$39,449	$2,163	1.5%	$(5,586)	$(1,668)	$34,358
Tenant recoveries and other real estate
operations revenue	6,092	3,154	16.3%	(1,027)	150	$8,369
Total	$45,541	$5,317	3.2%	$(6,613)	$(1,518)	$42,727

Property operating expenses	$14,308	$3,660	7.2%	$(2,230)	$20	$15,758

Straight-line rental revenue adjustments included in rental revenue	$4,009	$(1,163)	N/A	$(55)	$(26)	$2,765
Amortization of deferred market rental revenue	$961	$153	N/A	$—	$(27)	$1,087

Number of operating properties
included in component category	51	118	N/A	16	1	186

(1)                                  Includes 43 acquired properties and eight newly-constructed properties.

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

For the three month periods, the increase in rental revenue from real estate operations for the Same-Office Properties included the following:

•                  an increase of $932,000, or 1.9%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  a decrease of $169,000, or 16.6%, in net revenue from the early termination of leases.  To explain further the concept of net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

For the nine month periods, the increase in rental revenue from real estate operations for the Same-Office Properties included the following:

•                  an increase of $3.3 million, or 2.2%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  a decrease of $1.1 million, or 33.9%, in net revenue from the early termination of leases.

Tenant recoveries and other real estate operations revenue include primarily the reimbursement of property operating expenses by tenants.  For the three and nine month periods, the increases in tenant recoveries and other real estate operations revenue from the Same-Office Properties was attributable primarily to higher tenant billings resulting from our projections for increased property operating expenses in 2006 compared to 2005.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•                  an increase of $1.0 million, or 24.4%, in utilities due primarily to (1) rate increases and (2) changes in occupancy and lease structures for certain new leases;

•                  an increase of $385,000, or 11.6%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties; and

•                  an increase of $329,000, or 57.7%, in grounds maintenance due in large part to increased parking lot maintenance projects undertaken in the current period.

The increase in operating expenses for the Same-Office Properties for the nine month periods included the following:

•                  an increase of $1.5 million, or 14.0%, in utilities due primarily to (1) rate increases and (2) changes in occupancy and lease structures for certain new leases;

•                  an increase of $1.3 million, or 14.1%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties;

•                  an increase of $477,000, or 8.5%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor;

•                  an increase of $448,000, or 6.8%, in cleaning expenses due primarily to (1) increased rates for services at certain of our properties requiring specialized services and (2) our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures;

•                  an increase of $279,000, or 17.9%, in grounds maintenance due in large part to increased parking lot maintenance projects undertaken in the current period;

•                  an increase of $212,000, or 5.1%, in property management expense due primarily to increased revenues; and

•                  a decrease of $1.1 million, or 60.0%, due to decreased snow removal expenses.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods Ended September 30, 2006 and 2005			Changes Between the Nine Month Periods Ended September 30, 2006 and 2005
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$(15,257)	$264	$(14,993)	$(21,730)	$1,625	$(20,105)
Expenses	(15,608)	242	(15,366)	(22,059)	1,492	(20,567)
Income from service operations	$351	$22	$373	$329	$133	$462

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

Depreciation and amortization

The $4.2 million increase in depreciation and other amortization expense for the three month periods was due primarily to a $6.3 million increase attributable to the Property Additions, offset by a $1.9 million, or 11.6%, decrease from the Same-Office Properties due primarily to decreased lease terminations, of which $1.3 million was attributable to one property.  The $12.7 million increase in depreciation and other amortization expense for the nine month periods was due primarily to a $14.9 million increase attributable to the Property Additions, offset by a $1.0 million, or 2.4%, decrease from the Same-Office Properties, which included a $1.7 million decrease for one property due to a lease termination in the prior period.

General and administrative expenses

For the three month periods, the increase in general and administrative expenses of $908,000 included the following: (1) an increase of $327,000, or 10.1%, in compensation expense due primarily to additional employee positions to support our growth and increased salaries and bonuses for existing employees; (2) an increase in abandoned transaction pursuit costs of $273,000 attributable primarily to one transaction; (3) an increase of $169,000 in external auditor fees due primarily to growth in audit services provided; and (4) a $120,000 increase in moving expenses due to the relocation of our corporate headquarters.

For the nine month periods, the increase in general and administrative expenses of $2.1 million, or 21.9%, was attributable primarily to a $1.6 million, or 18.4%, increase in compensation expense due primarily to additional employee positions to support our growth and increased salaries and bonuses for existing employees.

Interest expense and amortization of deferred financing costs

The increase in interest expense and amortization of deferred financing costs for the three month periods was attributable primarily to the effects of a 16.1% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities, and an increase in our weighted average interest rates from 5.7% to 6.5%.

The increase in interest expense and amortization of deferred financing costs for the nine month periods was attributable primarily to the effects of a 19.9% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities, and an increase in our weighted average interest rates from 5.7% to 6.3%.

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

As of September 30, 2006, we owned 96.4% of the outstanding preferred units and 82.7% of the outstanding common units.  Changes in the percentage of the Operating Partnership owned by minority interests from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 included the following:

•                  the issuance of additional units to us as we issued new common and preferred shares since January 1, 2005 due to the fact that we receive common and preferred units in the Operating Partnership each time we issue common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units;

•                  our issuance of common units to third parties in connection with acquisitions during 2005 and 2006; and

•                  the redemption by us of our Series E Preferred Shares.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations for the nine month periods was attributable primarily to the following:

•                  a decrease attributable to our increasing percentage ownership of common units (from 80.3% at December 31, 2004 to 82.7% at September 30, 2006); and

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above.

Income from discontinued operations, net of minority interests

Our income from discontinued operations increased in the current three and nine month periods due primarily to increased gain from sales of properties.

Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders

Preferred share dividends for the three month periods increased due to the additional dividends attributable to the newly issued Series J Preferred Shares exceeding the decrease in dividends attributable to the redemption of the Series E Preferred Shares.

During the current periods, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E Preferred Shares.  We redeemed these shares in July 2006.  We expect to recognize a $2.1 million decrease to net income available to common shareholders in the last three months of 2006 due to the redemption by us of our Series F Preferred Shares of beneficial interest (the “Series F Preferred Shares”) in October 2006.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $10.8 million as of September 30, 2006, a 0.2% increase from the balance at December 31, 2005.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

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

Our cash flow from operations determined in accordance with GAAP increased $10.4 million, or 13.6%, when comparing the nine months ended September 30, 2006 and 2005; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of mortgage loans, dividends and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Nine Months Ended September 30, 2006

We acquired six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 60,000 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for $169.7 million.  These acquisitions were financed using the following:

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

On April 4, 2006, we entered into a 62-year ground lease agreement on a six-acre land parcel on which we expect to construct a 110,000 square foot property.  We paid $550,000 to the lessor upon lease execution and expect to pay an additional $1.9 million in rent under the lease by the end of 2007.  No other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property.

During 2006, we placed into service two properties totaling 212,000 square feet that were 100% leased at September 30, 2006.  Costs incurred on these properties through September 30, 2006 totaled $39.5 million, $11.6 million of which was incurred in the nine months ended September 30, 2006.

At September 30, 2006, we had construction activities underway on ten properties totaling 1.2 million square feet that were 67.4% pre-leased, including 193,000 square feet already placed into service in three partially operational properties; we owned 100% of nine of these properties and 50% of one of these properties.  Costs incurred on these properties through September 30, 2006 totaled approximately $159.4 million, of which approximately $58.7 million was incurred during the nine months ended September 30, 2006.  We had construction loan facilities in place totaling $149.7 million to finance the construction of seven of these properties; borrowings under these facilities totaled $89.6 million at September 30, 2006, $42.4 million of which was borrowed during the nine months ended September 30, 2006.  The remaining costs incurred during the nine months ended September 30, 2006 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for 2006 (in thousands):

Acquisitions	$159,577
Construction and development	86,265
Capital improvements on operating properties	13,901
Tenant improvements on operating properties	10,626	(1)
	$270,369

(1)             Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development

On January 17, 2006 we acquired the remaining 50% of a joint venture that recently completed the construction of an office property for $1.2 million.

During the nine months ended September 30, 2006, we sold the following:

•                  seven operational properties totaling 531,000 square feet, a newly-constructed property and a land parcel for a total of $83.0 million.  The net proceeds from these sales after transaction costs totaled $80.4 million.  We used $36.1 million of these proceeds to fund escrows to be applied towards future acquisitions and $4.8 million to repay a mortgage loan on a property and applied most of the balance to pay down our Revolving Credit Facility; and

•                  a 157,394 square foot property, which was owned by an unconsolidated real estate joint venture in which we had a 20% interest, for $27.0 million.  The net proceeds to us from this transaction were approximately $1.5 million.

On September 18, 2006, the Operating Partnership issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year.  The notes have an exchange settlement feature which provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an initial exchange rate of 18.4162 shares per $1,000 principal amount of the notes (equivalent to an initial exchange price of $54.30 per common share).  On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part.  The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.  Prior to September 11, 2011, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  We used the $195.7 million in net proceeds available after transaction costs from this issuance as follows:

•      $134.0 million to pay down borrowings under our Revolving Credit Facility;

•      $52.5 million to repay other mortgage loans; and

•      applied the balance to cash reserves.

During the nine months ended September 30, 2006, we entered into three interest rate swaps to hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities, information for which is set forth below (dollars in thousands):

	Notional	One-Month	Effective	Expiration
Nature of Derivative	Amount	LIBOR base	Date	Date
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share for net proceeds of $82.4 million.  We contributed the net proceeds to our Operating Partnership in exchange for 2.0 million common units.  The proceeds were used primarily to pay down our Revolving Credit Facility.

On July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400.0 million to $500.0 million.

On July 15, 2006, we redeemed all of our 1,150,000 outstanding Series E Preferred Units for $28.8 million.

On July 20, 2006, we completed the sale of 3,390,000 Series J Preferred Shares at a price of $25.00 per share for net proceeds of $81.9 million.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after July 20, 2011.  Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $1.90625 per share, which is equal to 7.625% of the $25.00 per share redemption price.  We contributed the net proceeds from the sale to our Operating Partnership in exchange for 3,390,000 Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.  The Operating Partnership used most of the net proceeds to pay down our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of September 30, 2006, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $3.1 million, or 1.6%, when comparing the nine months ended September 30, 2006 and 2005.  This change included the following:

•                  a $51.5 million, or 18.4%, decrease in purchases of and additions to commercial real estate.  This decrease is due primarily to a decrease in property acquisitions.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period;

•                  a $51.4 million, or 52.4%, decrease in proceeds from sales of properties and contributions of assets to an unconsolidated real estate joint venture.  We generally do not acquire properties with the intent of selling them.  We generally attempt to sell a property when we believe that most of the earnings growth potential in that property has been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location.  While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to significant fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend; and

•                  a $5.7 million, or 308.1%, increase in purchases of furniture, fixtures and equipment attributable primarily to leasehold improvements and furniture and equipment costs for our new corporate headquarters.

Our cash flow provided by financing activities decreased $17.0  million, or 14.4%, when comparing the nine months ended September 30, 2006 and 2005.  This change included the following:

•                  a $213.2 million, or 63.7%, increase in repayments of mortgage and other loans payable.  This increase is attributable primarily to our use of proceeds from additional equity offerings and the 3.5% Exchangeable Senior Notes to pay down these loans;

•                  $28.8 million in cash used to redeem the Series E Preferred Shares;

•                  a $144.6 million, or 34.1%, increase in proceeds from mortgage and other loans payable and the 3.5% Exchangeable Senior Notes.  This increase is due primarily to the availability of funds through the exchangeable secured notes, which we considered a positive financing opportunity to enhance our capital structure; and

•                  a $92.2 million, or 117.8%, increase in proceeds from the issuance of common and preferred shares.

Off-Balance Sheet Arrangements

In July 26, 2006, we sold a property in which we owned a 20% joint venture interest.  Upon completion of the transaction, the joint venture was dissolved.  The net proceeds to us from the transaction were approximately $1.6 million.

We had no other significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2005 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to September 30, 2006

On October 5, 2006, we acquired approximately 500 acres of the 591-acre former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland for an initial cash outlay of $2.5 million.  We expect to complete the acquisition of the remaining 91 acres, for which we are contractually obligated, in 2007.  The 591-acre site includes existing useable buildings totaling approximately 400,000 square feet.  We believe that the 591 acres can support approximately 1.7 million developable square feet of office space, in addition to 673 residential units, with development anticipated to occur over a period of 10 to 15 years.  In connection with the aggregate acquisition, we expect to initially make the following future cash payments to the seller: (1) $465,000 in 2007 in connection with the remaining 91 acres; and (2) $1.0 million each in 2007 and 2008.  We could incur an additional cash obligation to the seller after that of up to $4.0 million; this $4.0 million cash obligation is subject to reduction by an amount ranging between $750,000 and $4.0 million, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  We are also obligated under the terms of the acquisition to incur $7.5 million in development and construction costs for the property.

On October 15, 2006, we redeemed all of the outstanding Series F Preferred Shares at a price of $25 per share, or $35.6 million.

In October 2006, we placed into service two newly-constructed properties totaling 349,000 square feet.

On October 23, 2006, we acquired a 75% interest in a joint venture that acquired for $2.8 million a 153-acre parcel of land located near the Indian Head Naval Surface War Center in Charles County, Maryland.

Other Future Cash Requirements for Investing and Financing Activities

As of September 30, 2006, as discussed above, we were under contract to acquire 91 additional acres of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland.

As previously discussed, as of September 30, 2006, we had construction activities underway on ten properties totaling 1.2 million square feet that were 67.4% pre-leased.  We estimate remaining costs to be incurred will total approximately $93.5 million upon completion of these properties; we expect to incur these costs through June 2008.  We have $40.8 million remaining to be borrowed under construction loan facilities totaling $73.7 million for four of these properties.  We expect to fund the remaining portion of these costs using primarily borrowings from new construction loan facilities.

As of September 30, 2006, we had pre-construction activities underway on nine new office properties estimated to total 1.0 million square feet, one of which is through a joint venture.  We estimate that costs for these properties will total approximately $216.4 million.  As of September 30, 2006, costs incurred on these properties totaled $18.9 million and the balance is expected to be incurred from 2006 through 2008.  We expect to fund most of these costs using borrowings from new construction loan facilities, although we expect our joint venture partner will fund a portion of the costs associated with the one joint venture property.

As of September 30, 2006, we had redevelopment activities underway on four properties totaling 727,000 square feet.  Two of these properties are owned by a joint venture in which we own a 92.5% interest.  We estimate that remaining costs of the redevelopment activities will total approximately $49.1 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

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

At August 4, 2006, our Revolving Credit Facility had a maximum principal amount of $500.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  Based on the value of assets identified by us to support repayment of the Revolving Credit Facility, $500.0 million was available as of November 3, 2006, $185.0 million of which was unused.

Management Changes

On July 31, 2006, we entered into agreements to put in place the following management changes effective on August 14, 2006:

•                  Roger A. Waesche, Jr., an Executive Vice President who had been our Chief Financial Officer since March 1999, was appointed Executive Vice President and Chief Operating Officer and, at the same time, ceased to serve as our Chief Financial Officer; and

•                  Stephen E. Riffee, age 48, commenced service as our Executive Vice President and Chief Financial Officer.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and nine months ended September 30, 2006 and 2005 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$20,587	$10,589	$39,640	$28,749
Add: Real estate-related depreciation and amortization	21,305	17,848	58,863	47,440
Add: Depreciation and amortization on unconsolidated real estate entities	362	—	565	—
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(36)	(23)	(122)	(85)
Less: Gain on sales of real estate, excluding development portion (1)	(15,262)	(4,360)	(17,715)	(4,408)
Less: Issuance costs associated with redeemed preferred shares	(1,829)	—	(1,829)	—
Funds from operations (“FFO”)	25,127	24,054	79,402	71,696
Add: Minority interests-common units in the Operating Partnership	3,509	1,726	6,072	4,369
Less: Preferred share dividends	(4,307)	(3,653)	(11,614)	(10,961)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$24,329	$22,127	$73,860	$65,104

Weighted average common shares	42,197	36,913	41,134	36,721
Conversion of weighted average common units	8,562	8,758	8,516	8,707
Weighted average common shares/units - basic FFO	50,759	45,671	49,650	45,428
Dilutive effect of share-based compensation awards	1,649	1,667	1,785	1,595
Weighted average common shares/units - diluted FFO	52,408	47,338	51,435	47,023

Diluted FFO per common share	$0.46	$0.47	$1.44	$1.38

Numerator for diluted EPS	$14,451	$6,936	$26,197	$17,788
Add: Minority interests-common units in the Operating Partnership	3,509	1,726	6,072	4,369
Add: Real estate-related depreciation and amortization	21,305	17,848	58,863	47,440
Add: Depreciation and amortization on unconsolidated real estate entities	362	—	565	—
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(36)	(23)	(122)	(85)
Less: Gain on sales of real estate, excluding development portion (1)	(15,262)	(4,360)	(17,715)	(4,408)
Diluted FFO	$24,329	$22,127	$73,860	$65,104

Denominator for diluted EPS	43,846	38,580	42,919	38,316
Weighted average common units	8,562	8,758	8,516	8,707
Denominator for Diluted FFO per share	52,408	47,338	51,435	47,023

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other mortgage loans payable carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our loans payable carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2006, 76.7% of our mortgage and other loans payable balance carried fixed interest rates (83.8% when including the effect of $100.0 million in interest rate protection agreements) and 92.0% of our fixed-rate loans were scheduled to mature after 2007.  As of September 30, 2006, the percentage of variable-rate loans relative to total assets was 13.9%.

The following table sets forth our long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at September 30, 2006 (dollars in thousands):

	For the Periods Ended December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Fixed rate (1)	$4,620	$82,188	$155,916	$61,791	$73,128	$700,750	$1,078,393
Average interest rate	6.50%	6.54%	6.56%	6.20%	5.98%	7.12%	6.85%
Variable rate	$—	$56,733	$271,095	$—	$—	$—	$327,828
Average interest rate	—	7.22%	6.75%	—	—	—	7.03%

(1)             Represents scheduled principal maturities only and therefore excludes a net premium of $461.

The fair market value of our mortgage and other loans payable was approximately $1.4 billion at September 30, 2006.

The following table sets forth information pertaining to our derivative contracts in place as of September 30, 2006 and their fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	September 30,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(113)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(180)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(180)

Based on our variable-rate debt balances, our interest expense would have increased by $2.5 million during the nine months ended September 30, 2006 if interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b)          Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

Jim Lemon and Robin Biser, as plaintiffs, initiated a suit on May 12, 2005, in The United States District Court for the District of Columbia (Case No. 1:05CV00949), against The Secretary of the United States Army, PenMar Development Corporation (“PMDC”) and the Company, as defendants, in connection with the then pending acquisition by the Company of the former army base known as Fort Ritchie located in Cascade, Maryland.  The case was dismissed by the United States District Court on September 28, 2006, due to the plaintiffs’ lack of standing.  The plaintiffs have filed an appeal in the case in the United States Court of Appeals for the The District of Columbia Circuit and that appeal is pending. The plaintiffs were unsuccessful in their request for an emergency injunction pending appeal.  The Company did acquire from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended September 30, 2006, 69,910 of the Operating Partnership’s common units were exchanged for 69,910 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION
4.1

Articles Supplementary relating to the Company’s 7.625% Series J Cumulative Preferred Redeemable Shares of Beneficial Interest (filed with the Company’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference).

4.2

Indenture, dated as of September 18, 2006, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and Wells Fargo Bank, National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

4.3	3.50% Exchangeable Senior Note due 2026 of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.1

Twentieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated as of June 29, 2006 (filed with the Company’s Current Report on Form 8-K dated July 6, 2006 and incorporated herein by reference).

10.2

Twenty First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated as of July 20, 2006 (filed with the Company’s Current Report on Form 8-K dated July 26, 2006 and incorporated herein by reference).

10.3

Third Amendment to Employment Agreement, dated as of July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.4

Employment Agreement, dated as of July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.5

Registration Rights Agreement, dated as of September 18, 2006, among Corporate Office Properties, L.P., Corporate Office Properties Trust, Banc of America Securities LLC and J.P. Morgan Securities Inc. (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

10.6

Common Stock Delivery Agreement, dated as of September 18, 2006, between Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: November 9, 2006	By	/s/ RANDALL M. GRIFFIN
Randall M. Griffin
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee
Executive Vice President and Chief Financial Officer