Form 10-K
period 2006-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2007-03-01
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14023

Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300
Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series H Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series J Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes  ☒ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.7 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2006; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant’s outstanding common shares of beneficial interest.  At January 31, 2007, 46,081,833 of the registrant’s common shares of beneficial interest, $0.01 par value, were outstanding.

Portions of the annual shareholder report for the year ended December 31, 2006 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2007 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•                  governmental actions and initiatives; and

•                  environmental requirements.

For further information on factors that could affect the company and the statements contained herein, you should refer to the section below entitled  “Item 1A. Risk Factors.”  We undertake no obligation to update or supplement forward-looking statements.

PART I

Item 1. Business

OUR COMPANY

General.  We are a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We also have a core customer expansion strategy built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  Our strategy is to operate in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  As of December 31, 2006, our investments in real estate included the following:

•                  170 wholly owned operating properties in Maryland, Virginia, Colorado, Texas, Pennsylvania and New Jersey containing 15.1 million rentable square feet that were 92.8% occupied;

•                  16 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion, and two wholly owned office properties totaling approximately 129,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 1,048 acres that were predominantly located near certain of our operating properties and that we believe are potentially developable into approximately 8.4 million square feet; and

•                  partial ownership interests, primarily through joint ventures, in the following:

•                  17 fully operational properties totaling approximately 727,000 square feet;

•                  three properties under construction or development (including one not owned but under contract) that we estimate will total 324,000 square feet upon completion, and two properties totaling approximately 611,000 square feet that were mostly under redevelopment; and

•                  land parcels totaling 279 acres that were predominantly located near certain of our operating properties and potentially developable into approximately 2.4 million square feet.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner.  The Operating Partnership owns real estate both directly and through subsidiaries.  The Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the following entities that provide real estate services (collectively defined as the “Service Companies”): COPT Property Management Services, LLC (“CPM”), COPT Development and Construction Services, LLC (“CDC”), Corporate Development Services, LLC (“CDS”) and COPT Environmental Systems, LLC (“CES”)(formerly named Corporate Cooling and Controls, LLC).  CPM manages most of our properties and also provides corporate facilities management for select third parties.  CDS and CDC provide construction and development services primarily to us but also to third parties.  CES provides heating and air conditioning installation, maintenance, repair and controls services to us and to third parties.

Interests in our Operating Partnership are in the form of common and preferred units.  As of December 31, 2006, we owned approximately 83% of the outstanding common units and approximately 96% of the outstanding preferred units in our Operating Partnership.  The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

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

Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Corporate Office Properties Trust’s Internet address is www.copt.com.  We make available on our Internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission.  In addition, we have made available on our Internet website under the heading “Corporate Governance” the charters for our Board of Trustees’ Audit Committee, Nominating and

Corporate Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers.  We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers.  The information on our Internet site is not part of this report.

The Securities and Exchange Commission (the “SEC”) maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This Internet website can be accessed at www.sec.gov.  The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room.  Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2006 Developments

During 2006, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities;

•                  finished the period with occupancy for our wholly owned portfolio of properties at 92.8%;

•                  acquired six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 74,749 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for a total of $169.7 million;

•                  acquired 500 acres of the 591-acre former Fort Ritchie United States Army Base located in Cascade, Washington County, Maryland for a value of $5.6 million with an initial cash outlay of $2.5 million and expect to acquire the remaining 91 acres in 2007.  The 591-acre parcel is anticipated to accommodate a total of 1.7 million square feet of office space and 673 residential units, including approximately 306,000 square feet of existing office space and 110 existing rentable residential units;

•                  had seven newly-constructed properties totaling 866,000 square feet become fully operational.  We also had 68,196 square feet placed into service in one partially operational property;

•                  sold seven operating properties, including three from one of our non-core regions, a newly constructed property and a parcel of land for a total of $83.0 million, resulting in recognized gains before minority interest totaling $17.3 million;

•                  sold 2.0 million common shares to an underwriter at a net price of $41.31 per share, for net proceeds of $82.4 million;

•                  sold 3,390,000 Series J Cumulative Redeemable Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share for net proceeds of $81.9 million;

•                  redeemed the Series E Cumulative Redeemable Preferred Shares of beneficial interest and the Series F Cumulative Redeemable Preferred Shares of beneficial interest for a redemption price of $25 per share, resulting in a total payment of $64.4 million.  We recognized a $3.9 million decrease to net income available to common shareholders pertaining to the original issuance costs of these shares;

•                  issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026.  The notes are redeemable by us on or after September 20, 2011. The notes also contain an exchange settlement feature, which provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares of beneficial interest (“common shares”) or a combination of cash and common shares at an initial exchange rate of 18.4162 shares per $1,000 principal amount of the notes; and

•                  borrowed $146.5 million under a 10-year mortgage payable requiring payments of interest only at a fixed rate of 5.43%.

Subsequent Events

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres.  We refer to this transaction as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels totaling 187 acres can support at least 2.0 million developable square feet.  We completed the Nottingham acquisition for an aggregate cost of approximately $363.9 million.  We financed the acquisition by issuing $26.6 million in Series K Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller, issuing $154.9 million in common shares to the seller at a deemed value of $49 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder.

Corporate Objectives and Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value.  We seek to achieve these objectives through focusing on the acquisition, development, ownership, management and leasing of suburban office properties.  Important elements of our strategy are set forth below:

Geographic Focus.  We focus our operations in select submarkets where we believe that we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management and development programs.  The attributes we look for in selecting submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants, including our existing tenants; (4) potential for growth and stability in economic down cycles; and (5) future acquisition and development opportunities.  When we select a submarket, our strategy generally involves establishing an initial presence by acquiring properties in that submarket and then increasing our ownership through future acquisitions and development.  While most of our properties are located in the Greater Washington, D.C. region, we expect to pursue selective expansion opportunities outside of that region, typically to meet the stated or anticipated needs of select strategic tenants.

Office Park Focus.  We typically focus on owning and operating properties located in established suburban corporate office parks.  We believe that the suburban office park environment generally attracts long-term, high-quality tenants seeking to attract and retain quality work forces, because these parks are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

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

Acquisition Strategies.  We generally pursue the acquisition of suburban office properties through a three-part acquisition strategy.  This strategy includes targeting: (1) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (2) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (3) opportunistic acquisitions of individual properties in our existing regions.  We also pursue acquisition opportunities for properties that meet the multi-location requirements of our strategic tenants.  We typically seek to make acquisitions at attractive yields and below replacement cost.  We also typically seek to increase cash flow and enhance the underlying value of each acquisition through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

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

Financing Policy

Our financing policy is aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions in the most cost-effective way possible.  Key components of our policy are set forth below:

•                  monitoring levels of debt relative to our overall capital structure;

•                  monitoring the relationship of certain measures of earnings to certain financing cost requirements; these relationships are known as coverage ratios.  One coverage ratio on which our financing policy focuses is fixed charge coverage ratio (defined as various measures of results of operations divided by the sum of (1) interest expense on continuing and discontinued operations; (2) dividends on preferred shares; and (3) distributions on preferred units in our Operating Partnership not owned by us).  Coverage ratios such as fixed charge coverage ratio are important to us in evaluating whether our operations are sufficient to satisfy the cash flow requirements of our debt and equity holders, including minority interest holders;

•                  monitoring the relationship of our total variable-rate debt to our total debt; this is important to us in limiting the amount of our debt that is subject to future increases in interest rates;

•                  monitoring the timing of our debt maturities to ensure that the maximum maturities of debt in any year, both including and excluding our primary revolving credit facility, do not exceed a defined percentage of total debt;

•                  pursuing opportunities to reduce financing costs by refinancing existing debt or redeeming existing preferred equity when we believe market conditions to be favorable;

•                  pursuing the issuance of common and preferred shares when we believe market conditions to be favorable; and

•                  using units in our Operating Partnership as an equity source to finance our investing activities; this strategy provides prospective property sellers the ability to defer taxable gains by receiving our partnership units in lieu of cash and reduces the need for us to access the equity and debt markets.

Debt

For information relating to future maturities of our debt, you should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to our Consolidated Financial Statements and notes thereto, which is located in a separate section at the end of this report beginning on page F-1.

Industry Segments

We operate in one primary industry: suburban office real estate.  At December 31, 2006, our suburban office real estate operations had nine primary geographical segments, as set forth below:

•                  Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel);

•                  Northern Virginia (defined as Fairfax County, Virginia);

•                  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick);

•                  St. Mary’s & King George Counties (located in Maryland and Virginia, respectively);

•                  Suburban Baltimore, Maryland;

•                  Colorado Springs, Colorado;

•                  San Antonio, Texas;

•                  Northern/Central New Jersey (as of December 31, 2006, all of our properties in this segment were located in Central New Jersey); and

•                  Greater Philadelphia, Pennsylvania.

As of December 31, 2006, 124 of our properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 23 were located in neighboring Suburban Baltimore. The core customer expansion strategy that we began implementing in 2004 led us into the next two regions set forth above: San Antonio, Texas and Colorado Springs, Colorado.  The last two regions set forth above are considered non-core to the Company.  For information relating to these geographic segments, you should refer to Note 16 to our Consolidated Financial Statements, which is included in a separate section at the end of this report beginning on page F-1.

Employees

As of December 31, 2006, we had 313 employees.  We believe that our relations with our employees are good.

Competition

The commercial real estate market is highly competitive.  Numerous commercial properties compete for tenants with our properties.  Some of the properties competing with ours may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us.  In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space.  These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

Item 1A.  Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities.  You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including our Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, which are included in a separate section at the end of this report beginning on page F-1.

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

Adverse developments concerning some of our key tenants could have a negative impact on our revenue.  As of December 31, 2006, 20 tenants accounted for 56.7% of the total annualized rental revenue of our wholly owned properties, excluding owner-occupied leasing activity, and five of these tenants accounted for 34.2% of that total. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2006.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2006	Percentage of Total Annualized Rental Revenue of Wholly Owned Properties	Number of Leases
	(in thousands)
United States of America	$47,584	16.3%	45
Booz Allen Hamilton, Inc.	20,145	6.9%	10
Northrop Grumman Corporation	12,375	4.2%	15
Computer Sciences Corporation (1)	11,076	3.8%	4
AT&T Corporation	8,693	3.0%	10

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

As of December 31, 2006, the United States defense industry (comprising the United States Government and defense contractors) accounted for approximately 54.4% of the total annualized rental revenue of our wholly owned properties.  Most of the 16.3% of our total annualized rental revenue that we derived from leases with agencies of the United States Government as of December 31, 2006 is included in the 54.4% of our total annualized revenue from the United States defense industry. We classify the revenue from our leases into industry groupings based solely on management’s knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s defense department, we classify the revenue we earn from the lease as United States defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

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

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, D.C. region and neighboring suburban Baltimore.  We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions.  Most of our properties are located in the Mid-Atlantic region of the United States and as of December 31, 2006, our properties located in the Greater Washington, D.C. region and neighboring Suburban Baltimore accounted for a combined 87.6% of our total annualized rental revenue from wholly owned properties.  Our properties are also typically concentrated in office parks in which we own most of the properties.  Consequently, we do not have a broad geographic distribution of our properties.  As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms.  When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases.  If a tenant leaves, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews.  As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.  Set forth below are the percentages of total annualized rental revenue from wholly owned properties as of December 31, 2006 that are subject to scheduled lease expirations in each of the next five years:

2007	12.4%
2008	9.9%
2009	16.0%
2010	14.0%
2011	8.3%

Most of the leases with our largest tenant, the United States Government, which account for 16.3% of our total annualized rental revenue in wholly owned properties at December 31, 2006, provide for consecutive one-year terms or provide for early termination rights.  All of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.  We reported the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

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

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.  In 2006, we completed acquisitions of properties in regions where we did not previously own properties.  Moreover, we expect to continue to pursue selective acquisitions of properties in new regions.  These acquisitions may entail risks in addition to those we have faced in past acquisitions, such as the risk that we do not correctly anticipate conditions or trends in a new region, and are therefore not able to operate the acquired property profitably.  If this occurred, it could adversely affect our financial performance and our ability to make distributions to our shareholders.

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

We may suffer economic harm as a result of the actions of our joint venture partners.  We invest in certain entities in which we are not the exclusive investor or principal decision maker.  As of December 31, 2006, we owned 17 fully operational properties and properties under construction, development, redevelopment or held for future development through joint ventures.  We also continue to pursue new investments in real estate through joint ventures.  Aside from our inability to unilaterally control the operations of joint ventures, our investments in joint ventures entail the additional risks that (1) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (2) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

As a result of the September 11, 2001 terrorist attacks, we may be subject to increased costs of insurance and limitations on coverage. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2007.  These policies include coverage for acts of terrorism.  Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.  Our strategy is to operate with slightly higher debt levels than many other REITs.  However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn.  The majority of our properties were either collateralized or identified by us to support repayment on indebtedness.  In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.  Our organizational documents do not limit the amount of indebtedness that we may incur.  As of December 31, 2006, our total outstanding debt was $1.5 billion and our debt to total assets (defined as (1) the sum of mortgage and other loans and exchangeable senior notes divided by (2) total assets) was 61.9%.

Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT.  We are also subject to the risks that:

•                  we may not be able to refinance our existing indebtedness or refinance on terms as favorable as the terms of our existing indebtedness;

•                  certain debt agreements of our Operating Partnership could restrict the ability of our Operating Partnership to make cash distributions to us, which could result in reduced distributions to our shareholders or the need to incur additional debt to fund these distributions; and

•                  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our debt, our lenders could foreclose on our properties securing such debt and in some cases other properties and assets that we own.

Much of our debt is cross-collateralized, which means that separate groups of properties from our portfolio secure each of the underlying loans.  More importantly, much of our debt is cross-defaulted, which means that failure to pay interest or principal on any of our loans will create a default on certain of our other loans.  Any foreclosure of our properties would result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.  In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, the lender may require payment from our other assets.

As of December 31, 2006, 11.7% of our total debt had variable interest rates, including the effect of interest rate swaps.  If short-term interest rates were to rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to our shareholders.   We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and could result in the Company recognizing a loss and remitting a payment to unwind such agreements.

We must refinance our debt in the future.  As of December 31, 2006, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount (1)
	(in thousands)
2007	$140,950	(2)
2008	375,208	(3)
2009	61,791
2010	73,128
2011	108,854

(1)          Represents principal maturities only and therefore excludes premiums and discounts.

(2)          Includes maturities totaling $48.8 million that may be extended for a one-year period, subject to certain conditions.

(3)          Includes maturities totaling $218.4 million that may be extended for a one-year period, subject to certain conditions.

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

Generally, REITs are tax-advantaged relative to C corporations because they are not subject to corporate-level Federal income tax on income that they distribute to shareholders. However, Congress made changes to the tax laws and regulations that could make it less advantageous for investors to invest in REITs. The Jobs and Growth Tax Relief Reconciliation Act of 2003, or the 2003 Act, provides that generally for taxable years beginning after December 31, 2002 and before December 31, 2008, certain dividends received by domestic individual shareholders from certain C corporations are subject to a reduced rate of tax of up to 15%. Prior to this Act, such dividends received by domestic individual shareholders were generally subject to tax at ordinary income rates, which were as high as 38.6%. In general, the provisions of the Act do not benefit individual shareholders of REITs and could make an investment in a C corporation that is not a REIT more attractive than an investment in a REIT. We cannot predict the effects that this Act may have on the market price for our common or preferred shares.

The average daily trading volume of our common shares during the year ended December 31, 2006 was approximately 292,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant.  As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

Our ability to pay dividends may be limited, and we cannot assure you that we will be able to pay dividends regularly.  Because we conduct substantially all of our operations through our operating partnership, our ability to pay dividends on any series of preferred shares will depend almost entirely on payments and dividends received on our interests in our operating partnership the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations.  We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future.  Additionally, the terms of some of the debt to which our operating partnership is a party limit its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods.  Furthermore, any new shares of beneficial interest issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares of beneficial interest that may in the future be issued to finance acquisitions, upon exercise of options or otherwise, would have a similar effect.

Our ability to pay dividends is further limited by the requirements of Maryland law.  Our ability to pay dividends on any series of preferred shares is further limited by the laws of Maryland.  Under applicable Maryland law, a Maryland REIT may not make a distribution if, after giving effect to the distribution, the REIT would not be able to pay its debts as the debts become due in the usual course of business, or the REIT’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on any series of preferred shares if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred shares then outstanding, if any, with preferences senior to those of any such series of preferred shares.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares.  Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2006, we had $1.5 billion of consolidated indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

We are dependent on external sources of capital for future growth.  As noted above, because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders.  Due to this requirement, we will not be able to fund our acquisition, construction and development activities using cash flow from operations.  Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties.  Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding.  Such capital may not be available on favorable terms or at all.  Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders’ interests.  Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, continue to create uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice is evolving over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our trustees, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified trustees and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The following table provides certain information about our wholly owned office properties as of December 31, 2006:

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)

Baltimore/Washington Corridor:
2730 Hercules Road Annapolis Junction, MD	BWI Airport	1990	240,336	100.0%	$5,542,023	$23.06
304 Sentinel Drive Annapolis Junction, MD	BWI Airport	2005	162,498	100.0%	4,224,948	26.00
306 Sentinel Drive Annapolis Junction, MD	BWI Airport	2006	157,896	100.0%	4,250,583	26.92
2720 Technology Drive Annapolis Junction, MD	BWI Airport	2004	156,730	100.0%	6,749,960	43.07
2711 Technology Drive Annapolis Junction, MD	BWI Airport	2002	152,000	100.0%	4,202,190	27.65
318 Sentinel Drive Annapolis Junction, MD	BWI Airport	2005	125,681	100.0%	3,087,040	24.56
322 Sentinel Drive Annapolis Junction, MD	BWI Airport	2006	125,568	100.0%	3,076,416	24.50
140 National Business Parkway Annapolis Junction, MD	BWI Airport	2003	119,904	100.0%	3,613,687	30.14
132 National Business Parkway Annapolis Junction, MD	BWI Airport	2000	118,456	100.0%	3,151,297	26.60
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	118,093	100.0%	3,267,719	27.67
2701 Technology Drive Annapolis Junction, MD	BWI Airport	2001	117,450	100.0%	3,422,674	29.14
1306 Concourse Drive Linthicum, MD	BWI Airport	1990	114,046	88.5%	2,314,869	22.93
870-880 Elkridge Landing Road Linthicum, MD	BWI Airport	1981	105,151	100.0%	2,182,891	20.76
2691 Technology Drive Annapolis Junction, MD	BWI Airport	2005	103,683	100.0%	2,669,837	25.75
1304 Concourse Drive Linthicum, MD	BWI Airport	2002	101,710	87.2%	2,426,594	27.37
900 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	97,261	100.0%	2,319,176	23.84
1199 Winterson Road Linthicum, MD	BWI Airport	1988	96,636	100.0%	2,405,980	24.90
920 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	96,566	100.0%	1,677,242	17.37
134 National Business Parkway Annapolis Junction, MD	BWI Airport	1999	93,482	100.0%	2,331,220	24.94
133 National Business Parkway Annapolis Junction, MD	BWI Airport	1997	87,401	100.0%	2,252,919	25.78
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	87,655	100.0%	2,423,269	27.65

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
141 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	87,247	100.0%	2,219,909	25.44
1302 Concourse Drive Linthicum, MD	BWI Airport	1996	84,406	73.3%	1,512,699	24.47
7467 Ridge Road Hanover, MD	BWI Airport	1990	74,326	100.0%	1,692,921	22.78
7240 Parkway Drive Hanover, MD	BWI Airport	1985	73,972	81.0%	1,322,060	22.07
881 Elkridge Landing Road Linthicum, MD	BWI Airport	1986	73,572	100.0%	1,655,370	22.50
1099 Winterson Road Linthicum, MD	BWI Airport	1988	70,569	25.0%	393,287	22.27
131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	69,039	100.0%	1,839,616	26.65
1190 Winterson Road Linthicum, MD	BWI Airport	1987	72,518	65.2%	1,168,337	24.72
849 International Drive Linthicum, MD	BWI Airport	1988	68,758	83.1%	1,377,662	24.10
911 Elkridge Landing Road Linthicum, MD	BWI Airport	1985	68,296	100.0%	1,435,143	21.01
1201 Winterson Road Linthicum, MD	BWI Airport	1985	67,903	100.0%	1,037,500	15.28
999 Corporate Boulevard Linthicum, MD	BWI Airport	2000	67,455	100.0%	1,895,539	28.10
7318 Parkway Drive Hanover, MD	BWI Airport	1984	59,204	100.0%	992,846	16.77
891 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	58,454	97.4%	1,137,302	19.99
7320 Parkway Drive Hanover, MD	BWI Airport	1983	58,453	100.0%	894,836	15.31
901 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	57,593	100.0%	1,139,145	19.78
930 International Drive Linthicum, MD	BWI Airport	1986	57,409	96.3%	770,893	13.95
800 International Drive Linthicum, MD	BWI Airport	1988	57,379	100.0%	1,059,805	18.47
900 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0%	843,476	14.76
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,175	100.0%	1,197,136	22.10
939 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	53,031	92.3%	1,082,577	22.11
938 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	52,988	100.0%	1,013,215	19.12
1340 Ashton Road Hanover, MD	BWI Airport	1989	46,400	100.0%	994,022	21.42
7321 Parkway Drive Hanover, MD	BWI Airport	1984	39,822	100.0%	705,036	17.70
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	36.7%	250,720	18.18
1331 Ashton Road Hanover, MD	BWI Airport	1989	29,936	100.0%	524,215	17.51

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
1350 Dorsey Road Hanover, MD	BWI Airport	1989	19,992	63.9%	230,064	18.02
1344 Ashton Road Hanover, MD	BWI Airport	1989	17,061	89.0%	402,157	26.49
1341 Ashton Road Hanover, MD	BWI Airport	1989	15,841	100.0%	292,600	18.47
1343 Ashton Road Hanover, MD	BWI Airport	1989	9,962	100.0%	194,828	19.56
114 National Business Parkway Annapolis Junction, MD	BWI Airport	2002	9,908	100.0%	204,656	20.66
1348 Ashton Road Hanover, MD	BWI Airport	1988	3,108	100.0%	77,808	25.03
7125 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1973/1999	611,379	97.1%	8,001,296	13.48
7200 Riverwood Drive Columbia, MD	Howard County Perimeter	1986	160,000	100.0%	3,318,967	20.74
Old Annapolis Road Columbia, MD	Howard County Perimeter	1974/1985	150,000	100.0%	5,179,500	34.53
7000 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	145,806	100.0%	1,494,512	10.25
6731 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2002	123,911	100.0%	3,451,323	27.85
6940 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	109,003	100.0%	2,482,662	22.78
6950 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1998	107,778	100.0%	2,262,921	21.00
7067 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2001	82,953	49.8%	931,578	22.57
6750 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	78,460	100.0%	1,921,927	24.50
6700 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	74,859	96.7%	1,647,318	22.76
6711 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2006	68,196	100.0%	1,915,030	28.08
8621 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2005/2006	86,032	76.4%	1,171,176	17.83
6740 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1992	61,957	100.0%	1,631,239	26.33
7015 Albert Einstein Drive Columbia, MD	Howard County Perimeter	1999	61,203	100.0%	874,756	14.29
8671 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	56,350	100.0%	1,053,777	18.70
6716 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1990	52,005	100.0%	1,165,296	22.41
8661 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	49,307	90.4%	760,168	17.06
7130 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1989	46,840	81.3%	634,881	16.68
7142 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1994	45,951	100.0%	636,578	13.85
9140 Guilford Road Columbia, MD	Howard County Perimeter	1983	41,704	86.4%	618,674	17.18

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	39,203	100.0%	807,582	20.60
7065 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	38,560	100.0%	808,396	20.96
7138 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	38,225	100.0%	790,785	20.69
7063 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	36,936	49.1%	405,111	22.34
9160 Guilford Road Columbia, MD	Howard County Perimeter	1984	37,034	100.0%	697,206	18.83
6760 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1991	36,440	100.0%	812,767	22.30
7150 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1991	35,812	100.0%	559,749	15.63
7061 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	29,604	100.0%	784,673	26.51
6724 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	28,420	85.6%	596,062	24.51
7175 Riverwood Drive Columbia, MD	Howard County Perimeter	1996	26,500	0.0%	—	—
7134 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	21,991	100.0%	384,130	17.47
9150 Guilford Drive Columbia, MD	Howard County Perimeter	1984	18,592	100.0%	352,422	18.96
9130 Guilford Drive Columbia, MD	Howard County Perimeter	1984	13,700	100.0%	251,066	18.33
2500 Riva Road Annapolis, MD	Annapolis	2000	155,000	100.0%	1,935,000	12.48
Subtotal/Weighted Average			7,021,396	95.1%	$149,488,442	$22.39

Suburban Maryland
11800 Tech Road Silver Spring, MD	North Silver Spring	1969/1989	235,954	95.9%	$3,876,028	$17.14
400 Professional Drive Gaithersburg, MD	Gaithersburg	2000	129,311	100.0%	3,635,426	28.11
110 Thomas Johnson Drive Frederick, MD	Frederick	1987/1999	117,803	58.0%	1,372,932	20.08
15 West Gude Drive Rockville, MD	Rockville	1986	106,928	45.6%	1,037,559	21.28
45 West Gude Drive Rockville, MD	Rockville	1987	108,588	100.0%	2,099,772	19.34
Subtotal/Weighted Average			698,584	83.2%	$12,021,717	$20.68

Suburban Baltimore:
11311 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1984/1994	211,931	69.3%	$3,519,464	$23.98
10150 York Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1985	180,374	86.7%	2,907,788	18.59
9690 Deereco Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1988	134,175	96.3%	3,177,227	24.58
200 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1987	128,658	51.8%	1,585,356	23.78

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
375 W. Padonia Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1986	110,328	99.6%	1,790,075	16.28
226 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1980	98,640	100.0%	2,163,034	21.93
201 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1982	78,634	56.3%	1,003,594	22.67
11011 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1974	56,512	54.5%	500,386	16.25
11101 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1976	24,232	88.4%	370,706	17.31
7210 Ambassador Road Woodlawn, MD	Baltimore County Westside	1972	83,435	100.0%	878,302	10.53
7152 Windsor Boulevard Woodlawn, MD	Baltimore County Westside	1986	57,855	100.0%	796,234	13.76
21 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981/1995	56,063	90.2%	825,221	16.32
7125 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	50,906	99.2%	895,623	17.74
7253 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	38,930	100.0%	468,348	12.03
7104 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	29,457	34.3%	162,684	16.11
17 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981	14,701	78.6%	215,206	18.61
15 Governor’s Court Woodlawn, MD	Baltimore County Westside	1981	14,568	100.0%	210,470	14.45
7127 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	11,144	77.7%	162,773	18.80
7129 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	11,075	0.0%	—	—
7108 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	9,018	47.1%	79,395	18.71
7102 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,879	100.0%	149,878	16.88
7106 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,820	100.0%	140,887	15.97
7131 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	7,453	45.3%	50,625	15.00
Subtotal/Weighted Average			1,425,788	81.1%	$22,053,276	$19.08

Blue Bell/Philadelphia:
753 Jolly Road Blue Bell, PA	Blue Bell	1960/ 1992/1994	419,472	100.0%	$4,107,312	$9.79
785 Jolly Road Blue Bell, PA	Blue Bell	1970/1996	219,065	100.0%	2,466,483	11.26
760 Jolly Road Blue Bell, PA	Blue Bell	1974/1994	208,854	100.0%	3,007,959	14.40
751 Jolly Road Blue Bell, PA	Blue Bell	1966/1991	112,958	100.0%	1,106,042	9.79
Subtotal/Weighted Average			960,349	100.0%	$10,687,796	$11.13

						Annualized
	Year	Rentable		Annualized		Rental Revenue
	Built/	Square		Rental		Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
Northern/Central New Jersey:
431 Ridge Road Dayton, NJ	Exit 8A - Cranbury	1958/1998	171,200	100.0%	$1,495,200	$8.73
429 Ridge Road Dayton, NJ	Exit 8A - Cranbury	1966/1996	142,385	100.0%	2,975,978	20.90
47 Commerce Cranbury, NJ	Exit 8A - Cranbury	1992/1998	41,398	100.0%	547,649	13.23
437 Ridge Road Dayton, NJ	Exit 8A - Cranbury	1962/1996	30,000	100.0%	656,040	21.87
8 Centre Drive Monroe Township, NJ	Exit 8A - Cranbury	1989	16,199	27.3%	116,908	26.45
2 Centre Drive Monroe Township, NJ	Exit 8A - Cranbury	1989	16,132	100.0%	509,310	31.57
Subtotal/Weighted Average			417,314	97.2%	$6,301,085	$15.54

Northern Virginia:
15000 Conference Center Drive Chantilly, VA	Dulles South	1989	470,406	99.8%	$10,638,945	$22.66
15010 Conference Center Drive Chantilly, VA	Dulles South	2006	223,610	34.7%	1,941,275	25.00
15059 Conference Center Drive Chantilly, VA	Dulles South	2000	145,192	100.0%	4,209,663	28.99
15049 Conference Center Drive Chantilly, VA	Dulles South	1997	145,053	100.0%	4,028,823	27.77
14900 Conference Center Drive Chantilly, VA	Dulles South	1999	127,115	99.8%	3,509,183	27.66
14280 Park Meadow Drive Chantilly, VA	Dulles South	1999	114,126	100.0%	3,035,189	26.60
4851 Stonecroft Boulevard Chantilly, VA	Dulles South	2004	88,094	100.0%	2,554,417	29.00
14850 Conference Center Drive Chantilly, VA	Dulles South	2000	69,711	100.0%	2,079,071	29.82
14840 Conference Center Drive Chantilly, VA	Dulles South	2000	69,710	100.0%	1,873,803	26.88
13200 Woodland Park Drive Herndon, VA	Herndon	2002	404,665	100.0%	10,612,628	26.23
13454 Sunrise Valley Road Herndon, VA	Herndon	1998	112,597	100.0%	2,565,909	22.79
13450 Sunrise Valley Road Herndon, VA	Herndon	1998	53,728	98.6%	1,234,325	23.30
1751 Pinnacle Drive McLean, VA	Tysons Corner	1989/1995	260,469	71.7%	5,711,748	30.58
1753 Pinnacle Drive McLean, VA	Tysons Corner	1976/2004	181,637	98.8%	5,822,034	32.44
Subtotal/Weighted Average			2,466,113	90.9%	$59,817,013	$26.68

St. Mary’s & King George Counties:
22309 Exploration Drive Lexington Park, MD	St. Mary’s County	1984/1997	98,860	100.0%	$1,414,697	$14.31
46579 Expedition Drive Lexington Park, MD	St. Mary’s County	2002	61,156	94.0%	1,180,743	20.54

						Annualized
	Year	Rentable		Annualized		Rental Revenue
	Built/	Square		Rental		Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
22289 Exploration Drive Lexington Park, MD	St. Mary’s County	2000	61,059	92.2%	1,114,195	19.78
44425 Pecan Court California, MD	St. Mary’s County	1997	59,055	84.9%	1,043,006	20.79
22299 Exploration Drive Lexington Park, MD	St. Mary’s County	1998	58,231	95.2%	1,242,530	22.42
44408 Pecan Court California, MD	St. Mary’s County	1986	50,532	100.0%	568,517	11.25
23535 Cottonwood Parkway California, MD	St. Mary’s County	1984	46,656	100.0%	511,989	10.97
22300 Exploration Drive Lexington Park, MD	St. Mary’s County	1997	44,830	100.0%	657,640	14.67
44417 Pecan Court California, MD	St. Mary’s County	1989	29,053	100.0%	278,900	9.60
44414 Pecan Court California, MD	St. Mary’s County	1986	25,444	100.0%	236,463	9.29
44420 Pecan Court California, MD	St. Mary’s County	1989	25,200	100.0%	168,612	6.69
46591 Expedition Drive Lexington Park, MD	St. Mary’s County	2005/2006	60,029	36.4%	396,093	18.11
16480 Commerce Drive Dahlgren, VA	King George County	2000	70,728	100.0%	1,029,240	14.55
16541 Commerce Drive King George, VA	King George County	1996	36,053	100.0%	505,247	14.01
16539 Commerce Drive King George, VA	King George County	1990	32,076	100.0%	499,498	15.57
16442 Commerce Drive Dahlgren, VA	King George County	2002	25,518	100.0%	493,899	19.35
16501 Commerce Drive Dahlgren, VA	King George County	2002	22,860	71.7%	363,588	22.18
16543 Commerce Drive Dahlgren, VA	King George County	2002	17,370	100.0%	436,604	25.14
Subtotal/Weighted Average			824,710	92.1%	$12,141,461	$15.98

San Antonio, Texas:
8611 Military Drive San Antonio, TX	San Antonio	1982/1985	468,994	100.0%	$7,094,245	$15.13
Subtotal/Weighted Average			468,994	100.0%	$7,094,245	$15.13

Colorado Springs, Colorado:
985 Space Center Drive Colorado Springs, CO	Colorado Springs East	1989	102,717	92.4%	$1,973,908	$20.80
1670 North Newport Road Colorado Springs, CO	Colorado Springs East	1986/1987	67,500	100.0%	1,298,977	19.24
745 Space Center Drive Colorado Springs, CO	Colorado Springs East	2006	50,000	100.0%	1,256,500	25.13
1915 Aerotech Drive Colorado Springs, CO	Colorado Springs East	1985	37,946	92.5%	593,193	16.89
1925 Aerotech Drive Colorado Springs, CO	Colorado Springs East	1985	37,946	100.0%	650,843	17.15
980 Technology Court Colorado Springs, CO	Colorado Springs East	1995	33,190	100.0%	505,211	15.22

Annualized
Year	Rentable	Annualized	Rental Revenue
Built/	Square	Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)
9950 Federal Drive Colorado Springs, CO	I-25 North Corridor	2001	66,222	83.6%	643,434	11.63
9960 Federal Drive Colorado Springs, CO	I-25 North Corridor	2001	46,948	89.2%	894,856	21.37
5775 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1984	109,678	100.0%	1,534,754	13.99
5725 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1984	108,976	100.0%	1,503,333	13.80
5755 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1989	105,788	72.6%	1,303,224	16.97
Subtotal/Weighted Average	766,911	92.7%	$12,158,233	$17.09
Total/Weighted Average	15,050,159	92.8%	$291,763,268	$20.90

(1)          This percentage is based upon all signed leases and tenants’ occupancy as of December 31, 2006.

(2)          Annualized rental revenue is the monthly contractual base rent as of December 31, 2006 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations.  We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)          Annualized rental revenue per occupied square foot is the property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2006.

The following table provides certain information about our office properties owned through joint ventures as of December 31, 2006:

						Annualized
		Year	Rentable		Annualized	Rental Revenue
		Built/	Square		Rental	Per Occupied
Property and Location	Submarket	Renovated	Feet	Occupancy (1)	Revenue (2)	Square Foot (2) (3)

Suburban Maryland: (4)
4230 Forbes Boulevard Prince Georges, MD	Lanham	2003	55,866	47.9%	$444,732	$16.60
Total/Weighted Average			55,866	47.9%	$444,732	$16.60

Northern Virginia: (5)
2900 Towerview Road Herndon, VA	Route 28 South	1982	78,171	100.0%	$1,023,336	$13.09
Total/Weighted Average			78,171	100.0%	$1,023,336	$13.09

Greater Harrisburg: (6)
2605 Interstate Drive Harrisburg, PA	East Shore	1990	79,456	100.0%	$1,443,716	$18.17
6345 Flank Drive Harrisburg, PA	East Shore	1989	69,443	88.5%	820,331	13.35
6340 Flank Drive Harrisburg, PA	East Shore	1988	68,200	100.0%	785,559	11.52
2601 Market Place Harrisburg, PA	East Shore	1989	65,411	92.2%	1,224,292	20.31
6400 Flank Drive Harrisburg, PA	East Shore	1992	52,439	83.2%	627,220	14.38
6360 Flank Drive Harrisburg, PA	East Shore	1988	45,952	83.8%	502,391	13.05
6385 Flank Drive Harrisburg, PA	East Shore	1995	32,921	19.2%	128,666	20.36
6380 Flank Drive Harrisburg, PA	East Shore	1991	32,668	100.0%	444,206	13.60
6405 Flank Drive Harrisburg, PA	East Shore	1991	32,000	100.0%	393,198	12.29
95 Shannon Road Harrisburg, PA	East Shore	1999	21,976	100.0%	360,826	16.42
75 Shannon Road Harrisburg, PA	East Shore	1999	20,887	100.0%	406,916	19.48
6375 Flank Drive Harrisburg, PA	East Shore	2000	19,783	100.0%	338,755	17.12
85 Shannon Road Harrisburg, PA	East Shore	1999	12,863	100.0%	211,199	16.42
5035 Ritter Road Mechanicsburg, PA	West Shore	1988	56,556	100.0%	888,003	15.70
5070 Ritter Road - Building A Mechanicsburg, PA	West Shore	1989	32,309	89.6%	444,863	15.36
5070 Ritter Road - Building B Mechanicsburg, PA	West Shore	1989	28,347	100.0%	404,737	14.28
Total/Weighted Average			671,211	91.2%	$9,424,878	$15.40

(1)          This percentage is based upon all signed leases and tenants’ occupancy as of December 31, 2006.

(2)          Annualized rental revenue is the monthly contractual base rent as of December 31, 2006 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)          Annualized rental revenue per occupied square foot is the property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2006.

(4)          Property is owned by a consolidated joint venture in which we owned a 50% interest as of December 31, 2006.

(5)          Property is owned by a consolidated joint venture in which we owned a 92.5% interest as of December 31, 2006.

(6)          Properties are owned by an unconsolidated joint venture in which we owned a 20% interest as of December 31, 2006.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place for our wholly owned properties as of December 31, 2006, assuming that none of the tenants exercise renewal options:

						Annualized
				Annualized	Percentage	Rental
		Square		Rental	of Total	Revenue of
Year of	Number	Footage	Percentage of	Revenue of	Annualized Rental	Expiring Leases
Lease	of Leases	of Leases	Total Occupied	Expiring	Revenue	per Occupied
Expiration(1)	Expiring	Expiring	Square Feet	Leases (2)	Expiring (2)	Square Foot
	(in thousands)
2007	115	1,718,295	12.3%	$36,160	12.4%	$21.04
2008	108	1,383,469	9.9%	28,959	9.9%	20.93
2009	127	2,858,836	20.5%	46,734	16.0%	16.35
2010	96	1,813,686	13.0%	40,935	14.0%	22.57
2011	76	1,241,303	8.9%	24,129	8.3%	19.44
2012	28	1,041,043	7.5%	22,892	7.9%	21.99
2013	17	634,414	4.5%	15,837	5.4%	24.96
2014	14	588,443	4.2%	17,552	6.0%	29.83
2015	23	1,186,237	8.5%	27,136	9.3%	22.88
2016	14	476,509	3.4%	12,009	4.1%	25.20
2017	5	119,488	0.9%	2,666	0.9%	22.31
2018	3	328,944	2.4%	7,680	2.6%	23.35
2019	—	—	0.0%	—	0.0%	0.00
2020	—	—	0.0%	—	0.0%	0.00
2021	1	46,748	0.3%	987	0.3%	21.11
2022	—	—	0.0%	—	0.0%	0.00
2023	—	—	0.0%	—	0.0%	0.00
2024	—	—	0.0%	—	0.0%	0.00
2025	2	468,994	3.4%	7,094	2.5%	15.13
Other (3)	20	56,433	0.4%	993	0.4%	17.60
Total/Weighted Average	649	13,962,842	100.0%	$291,763	100.0%	$20.90

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

(2)          Annualized rental revenue is the monthly contractual base rent as of December 31, 2006 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

(3)          Other consists primarily of amenities, including cafeterias, concierge offices and property management space.  In addition, month-to-month leases and leases that have expired but the tenant remains in holdover are included in this line item as the exact expiration date is unknown.

Item 3.  Legal Proceedings

Jim Lemon and Robin Biser, as plaintiffs, initiated a suit on May 12, 2005, in The United States District Court for the District of Columbia (Case No. 1:05CV00949), against The Secretary of the United States Army, PenMar Development Corporation (“PMDC”) and the Company, as defendants, in connection with the then pending acquisition by the Company of the former army base known as Fort Ritchie located in Cascade, Maryland.  The case was dismissed by the United States District Court on September 28, 2006, due to the plaintiffs’ lack of standing.  The plaintiffs have filed an appeal in the case in the United States Court of Appeals for the District of Columbia Circuit and that appeal is pending. The plaintiffs were unsuccessful in their request for an emergency injunction pending appeal.  The Company acquired from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006.

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

	Price Range		Dividends
2005	Low	High	Per Share
First Quarter	$25.14	$29.30	$0.255
Second Quarter	$25.39	$29.78	$0.255
Third Quarter	$29.27	$35.68	$0.280
Fourth Quarter	$32.50	$37.15	$0.280

	Price Range		Dividends
2006	Low	High	Per Share
First Quarter	$34.91	$46.12	$0.280
Second Quarter	$37.32	$45.74	$0.280
Third Quarter	$40.65	$47.54	$0.310
Fourth Quarter	$44.21	$51.45	$0.310

The number of holders of record of our common shares was 355 as of December 31, 2006.  This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, 66,566 of the Operating Partnership’s common units were exchanged for 66,566 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data

The following table sets forth summary financial data as of and for each of the years ended December 31, 2002 through 2006.  The table illustrates the significant growth our Company experienced over the periods reported.  Most of this growth, particularly pertaining to revenues, operating income and total assets, was attributable to our addition of properties through acquisition and development activities.  We financed most of the acquisition and development activities by incurring debt and issuing preferred and common equity, as indicated by the growth in our interest expense, preferred share dividends and weighted average common shares outstanding.  The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio.  Since this information is only a summary, you should refer to our Consolidated Financial Statements and notes thereto and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)

	2006	2005	2004	2003	2002
Revenues
Revenues from real estate operations (1)	$301,319	$242,073	$203,944	$164,053	$139,428
Construction contract and other service operations revenues	60,084	79,234	28,903	31,740	4,704
Total revenues	361,403	321,307	232,847	195,793	144,132
Expenses
Property operating expenses (1)	94,504	72,253	58,982	47,564	40,186
Depreciation and other amortization associated with real estate operations (1)	78,712	61,049	49,289	34,599	28,452
Construction contract and other service operations expenses	57,345	77,287	26,996	30,933	5,008
General and administrative expenses	16,936	13,534	10,938	7,893	6,697
Total operating expenses	247,497	224,123	146,205	120,989	80,343
Operating income	113,906	97,184	86,642	74,804	63,789
Interest expense and amortization of deferred financing costs (1)	(74,225)	(57,101)	(44,568)	(41,487)	(38,991)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	39,681	40,083	42,074	33,317	24,798
Equity in loss of unconsolidated entities	(92)	(88)	(88)	(98)	(402)
Income tax (expense) benefit	(887)	(668)	(795)	169	347
Income from continuing operations before minority interests	38,702	39,327	41,191	33,388	24,743
Minority interests in income from continuing operations (1)	(4,584)	(5,245)	(5,473)	(6,260)	(5,996)
Income from continuing operations	34,118	34,082	35,718	27,128	18,747
Income from discontinued operations, net of minority interests (1)(2)	14,377	4,681	1,427	3,413	2,778
Gain (loss) on sales of real estate, net (1)(3)	732	268	(113)	336	1,776
Net income	49,227	39,031	37,032	30,877	23,301
Preferred share dividends	(15,404)	(14,615)	(16,329)	(12,003)	(10,134)
Issuance costs associated with redeemed preferred shares (4)	(3,896)	—	(1,813)	—	—
Repurchase of preferred units in excess of recorded book value (5)	—	—	—	(11,224)	—
Net income available to common shareholders	$29,927	$24,416	$18,890	$7,650	$13,167
Basic earnings per common share
Income from continuing operations	$0.37	$0.53	$0.53	$0.16	$0.46
Net income available to common shareholders	$0.72	$0.65	$0.57	$0.29	$0.59
Diluted earnings per common share
Income from continuing operations	$0.36	$0.51	$0.50	$0.15	$0.44
Net income available to common shareholders	$0.69	$0.63	$0.54	$0.27	$0.56
Weighted average common shares outstanding – basic	41,463	37,371	33,173	26,659	22,472
Weighted average common shares outstanding – diluted	43,262	38,997	34,982	28,021	23,350

	2006	2005	2004	2003	2002
Balance Sheet Data (as of year end):
Investment in real estate	$2,111,310	$1,888,106	$1,544,501	$1,189,258	$1,042,955
Total assets	$2,419,601	$2,129,759	$1,732,026	$1,332,076	$1,138,721
Debt	$1,498,537	$1,348,351	$1,022,688	$738,698	$705,056
Total liabilities	$1,629,111	$1,442,036	$1,111,224	$801,899	$749,338
Minority interests	$116,187	$105,210	$98,878	$79,796	$100,886
Shareholders’ equity	$674,303	$582,513	$521,924	$450,381	$288,497
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$113,151	$95,944	$84,494	$67,783	$62,242
Investing activities	$(253,834)	$(419,093)	$(263,792)	$(172,949)	$(128,571)
Financing activities	$137,822	$320,112	$183,638	$108,656	$65,680
Numerator for diluted EPS	$29,927	$24,416	$18,911	$7,650	$13,711
Diluted funds from operations (6)	$98,937	$88,801	$76,248	$61,268	$52,854
Diluted funds from operations per share (6)	$1.91	$1.86	$1.74	$1.56	$1.44
Cash dividends declared per common share	$1.18	$1.07	$0.98	$0.91	$0.86
Property Data (as of year end):
Number of properties owned (1)(7)	170	165	143	118	110
Total rentable square feet owned (1)(7)	15,050	13,708	11,765	9,876	8,942

(1)          Certain prior period amounts have been reclassified to conform with the current presentation.  These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)          Reflects income derived from one operating real estate property that we sold in 2003, three operating real estate properties that we sold in 2005 and seven operating real estate properties we sold in 2006 (see Note 18 to our Consolidated Financial Statements).

(3)          Reflects gain (loss) from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)          Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series E and Series F Preferred Shares of beneficial interest in 2006 and the Series B Preferred Shares of beneficial interest in 2004.

(5)          Reflects a decrease to net income available to common shareholders representing the excess of the repurchase price of the Series C Preferred Units in our Operating Partnership over the sum of the recorded book value of the units and the accrued and unpaid return to the unitholder.

(6)          For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(7)          Amounts reported reflect only wholly owned properties.

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

Overview

We are a real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of December 31, 2006, our investments in real estate included the following:

•                  170 wholly owned operating properties in our portfolio totaling 15.1 million square feet;

•                  16 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion, and two wholly owned office properties totaling approximately 129,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 1,048 acres that we believe are potentially developable into approximately 8.4 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

REITs were created by the United States Congress in order to provide large numbers of investors with the ability to make investments into entities that own large scale commercial real estate.  One unique aspect of a REIT is that the entity typically does not pay corporate income tax, provided that the entity distributes 100% of its taxable income to its shareholders and meets a number of other strict requirements of the Internal Revenue Code of 1986, as amended (it is noteworthy that REITs are required to distribute a minimum of only 90% of taxable income to maintain their tax status as a REIT, although any differential between the 90% and 100% would be taxable).  Most of our revenues relating to our real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties.  Most of our expenses relating to our real estate operations take the form of (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) financing costs, such as interest and loan costs; and (3) depreciation and amortization associated with our operating properties.

Of the 170 wholly owned operating properties in our portfolio, 157 were located in the Mid-Atlantic region of the United States.  Our primary regions as of December 31, 2006 are set forth below:

•                  Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel);

•                  Northern Virginia (defined as Fairfax County, Virginia);

•                  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick);

•                  St. Mary’s & King George Counties (located in Maryland and Virginia, respectively);

•                  Suburban Baltimore, Maryland;

•                  Colorado Springs, Colorado;

•                  San Antonio, Texas;

•                  Northern/Central New Jersey (as of December 31, 2006, all of our properties in this segment were located in Central New Jersey); and

•                  Greater Philadelphia, Pennsylvania.

As of December 31, 2006, 124 of our properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 23 were located in neighboring Suburban Baltimore.  The core customer expansion strategy that we began implementing in 2004 led us into the next two regions set forth above: Colorado Springs and San Antonio, Texas.  The last two regions set forth above are considered non-core to the Company.  We discuss further the geographic concentrations of our property ownership in the section below entitled “Concentration of Operations.”

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

Percentage of Annualized Rental
Revenue (1) of Wholly
Owned Properties
at December 31, 2006
Largest tenant, United States Government	16.3%
Five largest tenants	34.2%
Twenty largest tenants	56.7%
Tenants in the United States defense industry	54.4%

(1)          Defined below in the section entitled “Concentration of Operations” in the subsection entitled “Geographic Concentration of Property Operations.”

We discuss further our lease concentrations in the section below entitled “Concentration of Operations.”

 In order to maximize the revenue potential of our properties, we try to maintain high levels of occupancy; as a result, we consider occupancy rates to be an important measure of the productivity of our properties.  One way that we attempt to maximize occupancy rates is by renewing a high percentage of our existing tenants; accordingly, tenant renewal rates are important to us in monitoring our leasing activities and tenant relationships.  In managing the effect of our leasing activities on our financial position and future operating performance stability, we also monitor the timing of our lease maturities with the objective that the timing of such maturities not be highly concentrated in a given one-year or five-year period.  The table below sets forth certain occupancy and leasing information as of or for the year ended December 31, 2006 for our portfolio of wholly owned properties:

Occupancy	92.8%
Renewal rate of square footage for scheduled lease expirations during year	55.4%
Average contractual annual rental rate per square foot (1)	$20.90
Weighted average lease term (in years) (2)	5.0

(1)          Includes estimated expense reimbursements.

(2)          See assumption relating to our United States Government leases in section entitled “Results of Operations” in the subsection entitled “Occupancy and Leasing.”

We discuss further in the section below entitled “Results of Operations” in the subsection entitled “Occupancy and Leasing.”

Achieving optimal performance from our properties is highly important to our Company.  We evaluate the performance of our properties by focusing on changes in revenues from real estate operations (comprised of (1) rental revenue and (2) tenant recoveries and other real estate operations revenue) and property operating expenses.  However, since we experienced significant growth in number of operating properties between 2004 and 2006, our growth in revenues from real estate operations and property operating expenses over that timeframe can be misleading.  Therefore, we evaluate (1) changes in revenues from real estate operations and property operating expenses attributable to property additions separately from (2) the changes attributable to properties that were owned and operational throughout any two periods being compared, properties that we collectively refer to as the Same-Office Properties.  During 2006, we:

•                  experienced significant growth from 2005 in revenues from real estate operations and property operating expenses due primarily to the addition of properties through acquisition and construction activities since January 1, 2005;

•                  had a $6.5 million, or 2.9%, increase in revenues from the Same-Office Properties compared to 2005 due primarily to increased rental revenue and operating expense reimbursements at such properties; and

•                  had a $4.7 million, or 6.8%, increase in property operating expenses from the Same-Office Properties compared to 2005 due in large part to increased utilities,  real estate taxes and repairs and maintenance expenses, partially offset by decreased snow removal expenses.

We discuss these changes further in the section below entitled “Results of Operations” in the subsection entitled “Revenues from Real Estate Operations and Property Operating Expenses.”

In addition to owning real estate properties, we provide real estate-related services that include (1) property management; (2) construction and development management; and (3) heating and air conditioning services and controls.  The gross revenue and costs associated with these services generally bear little relationship to the level of our activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of such revenues and expenses to evaluate the performance of our service operations.  For 2006, the operating margins of our service operations increased $792,000 compared to 2005.  These operations are discussed further in the section below entitled “Results of Operations” in the subsection entitled “Construction Contract and Other Service Revenue and Expenses.”

Our 2006 net income available to common shareholders increased 22.6% and our diluted earnings per share increased 9.5% compared to 2005.  We discuss significant factors contributing to these changes within subsections of the section below entitled “Results of Operations.”

The investment portion of our growth strategy focuses primarily on two activities: acquisitions and development.  These activities typically target suburban office properties in our existing geographic regions, neighboring regions or new regions meeting our investment criteria, but they may also target other properties as a result of our core customer expansion strategy.  Since we take an opportunistic yet disciplined approach to our investment activities, the volume of these activities and allocation between acquisitions versus development naturally change from year to year.  Highlights of our 2006 acquisition and development activities are set forth below:

•                  we acquired in our primary geographic regions set forth above six operating properties totaling 1.0 million square feet, a building to be redeveloped totaling 74,749 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet, for a total of $169.7 million;

•                  we acquired 500 acres of the 591-acre former Fort Ritchie United States Army Base located in Cascade, Washington County, Maryland for a value of $5.6 million with an initial cash outlay of $2.5 million and expect to acquire the remaining 91 acres in 2007.  The 591-acre parcel is anticipated to accommodate a total of 1.7 million square feet of office space and 673 residential units, including approximately 306,000 square feet of existing office space and 110 existing rentable residential units;

•                  we had seven newly-constructed properties totaling 866,000 square feet become fully operational.  We also had 68,196 square feet placed into service in one partially operational property; and

•                  we had eight properties under construction (seven wholly owned), four properties under redevelopment (two wholly owned) and 11 properties under development (nine wholly owned) at December 31, 2006.

While we generally do not acquire properties with the intent of selling them, we do sell properties from time to time when we believe that most of the earnings growth potential in that property has been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location.  During 2006, we sold seven operating properties, including three from one of our non-core regions, a newly constructed property and a parcel of land for a total of $83.0 million, resulting in recognized gains before minority interest totaling $17.3 million.

Our financing policy is aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions in the most cost-effective way possible.  As part of this policy, we monitor (1) levels of debt relative to our overall capital structure; (2) the relationship of certain measures of earnings to certain financing cost requirements (coverage ratios); (3) the relationship of our total variable-rate debt to our total debt; and (4) the timing of our debt maturities to ensure that the maximum maturities of debt in any year do not exceed a defined percentage of total assets.  We also pursue opportunities, when we believe market conditions to be favorable, to: (1) reduce financing costs by refinancing existing debt or redeeming existing preferred equity; (2) issue common and preferred shares of beneficial interest (“common shares” and “preferred shares”); and (3) issue equity units in our Operating Partnership.  Highlights of our 2006 financing activities are set forth below:

•                  we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share, for net proceeds of $82.4 million;

•                  we sold 3,390,000 Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) at a price of $25 per share for net proceeds of $81.9 million;

•                  we redeemed the Series E Cumulative Redeemable Preferred Shares of beneficial interest (the “Series E Preferred Shares”) and the Series F Cumulative Redeemable Preferred Shares of beneficial interest (the “Series F Preferred Shares”) for a redemption price of $25 per share, resulting in a total payment of $64.4 million.  We recognized a $3.9 million decrease to net income available to common shareholders pertaining to the original issuance costs of these shares;

•                  we issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026.  The notes are redeemable by us on or after September 20, 2011. The notes also contain an exchange settlement feature, which provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and common shares at an initial exchange rate of 18.4162 shares per $1,000 principal amount of the notes; and

•                  we borrowed $146.5 million under a 10-year mortgage payable requiring payments of interest only at a fixed rate of 5.43%.

We discuss our 2006 investing and financing activities further in the section below entitled “Liquidity and Capital Resources,” along with discussions of, among other things, the following:

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition; and

•                  our commitments and contingencies.

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres.  We refer to this transaction as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels totaling 187 acres can support at least 2.0 million developable square feet.  We completed the Nottingham acquisition for an aggregate cost of approximately $363.9 million.  We financed the acquisition by issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller, issuing $154.9 million in common shares to the seller at a deemed value of $49 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder.  We discuss this transaction further in the section below entitled “Liquidity and Capital Resources,” and the section entitled “Results of Operations” in the subsection entitled “Occupancy and Leasing.”

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 to our Consolidated Financial Statements.  The following section is a summary of certain aspects of those accounting policies involving estimates and assumptions that (1) require our most difficult, subjective or complex judgments in accounting for highly uncertain matters or matters that are susceptible to change and (2) materially affect our reported operating performance or financial condition.  It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements.  While reviewing this section, you should refer to Note 2 to our Consolidated Financial Statements, including terms defined therein.

•                  When we acquire real estate properties, we allocate the acquisition to numerous tangible and intangible components.  Most of the terms in this bullet section are defined in the section of Note 2 to the Consolidated Financial Statements entitled “Acquisitions of Real Estate.”  Our process for determining the allocation to these components is very complex and requires many estimates and assumptions.  Included among these estimates and assumptions are the following: (1) determination of market rental rates; (2) estimate of leasing and tenant improvement costs associated with the remaining term of acquired leases for deemed cost avoidance; (3) leasing assumptions used in determining the lease-up value, as-if vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; (4) estimate of the property’s future value in determining the as-if vacant value; (5) estimate of value attributable to market concentration premiums and tenant relationship values; and (6) allocation of the as-if vacant value between land and building.  A change in any of the above key assumptions, most of which are extremely subjective, can materially change not only the presentation of acquired properties in our Consolidated Financial Statements but also reported results of operations.  The allocation to different components affects the following:

•                  the amount of the acquisition costs allocated among different categories of assets and liabilities on our balance sheet, the amount of costs assigned to individual properties in multiple property acquisitions and the amount of costs assigned to individual tenants at the time of acquisition;

•                  where the amortization of the components appear over time in our statements of operations.  Allocations to the lease to market value component are amortized into rental revenue, whereas allocations to most of the other components (the one exception being the land component of the as-if vacant value) are amortized into depreciation and amortization expense.  As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

•                  the timing over which the items are recognized as revenue or expense in our statements of operations.  For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years).  Allocations to lease to market value, deemed cost avoidance, lease-up value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants’ leases are terminated early, any unamortized amounts remaining associated with those tenants are generally expensed upon termination.  These differences in timing can materially affect our reported results of operations.  In addition, we establish lives for lease-up value and tenant relationship value based on our estimates of how long we expect the respective tenants to remain in the properties; establishing these lives requires estimates and assumptions that are very subjective.

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

•                  We generally use three different accounting methods to report our investments in entities: the consolidation method, the equity method and the cost method (see Note 2 to our Consolidated Financial Statements).  We generally use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), we also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary.  Generally, FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  We generally use the equity method of accounting when we own an interest in an entity and can exert significant influence over, but cannot control, the entity’s operations.  In making these determinations, we typically need to make subjective estimates and judgments regarding the entity’s future operating performance, financial condition, future valuation and other variables that may affect the partners’ share of cash flow from the entity over time.  We also need to estimate the probability of different scenarios taking place over time and project the effect that each of those scenarios would have on variables affecting the partners’ cash flows.  The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or either the equity or financing method of accounting.  Whether or not we consolidate an investment can materially affect our Consolidated Financial Statements.

•                  We issue share options and restricted shares to many of our employees.  Prior to January 1, 2006, very little expense was required to be recognized in our financial statements for share options under GAAP.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost should then be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).  We compute the grant date fair value of share options using the Black-Scholes option-pricing model, which requires the following input assumptions: risk-free interest rate, expected life, expected volatility and expected dividend yield.  SFAS 123(R) also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of our share options and restricted shares are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The input assumptions used under the Black-Scholes option-pricing model and the estimates used in deriving the forfeiture rates for share options and restricted shares are subjective and require a fair amount of judgment.  As a result, these estimates and assumptions can affect the amount of expense that we recognize in our Consolidated Financial Statements for options and restricted shares.

Concentration of Operations

Geographic Concentration of Property Operations

During 2005 and 2006, we:

•                  increased our portfolio of wholly owned properties in the Baltimore/Washington Corridor, Northern Virginia, Suburban Baltimore and Suburban Maryland regions through acquisitions and newly constructed properties placed into service;

•                  made our initial entry into the San Antonio, Texas and Colorado Springs, Colorado regions through acquisitions in 2005 and further expanded our presence in Colorado Springs through additional acquisitions in 2006;

•                  sold 80% of the ownership interest in our Harrisburg portfolio by contributing it into a real estate joint venture in 2005;

•                  sold three wholly owned properties in Northern/Central New Jersey, two in Suburban Baltimore and two in Suburban Maryland in 2006; and

•                  sold three wholly owned properties in Northern/Central New Jersey and one in the Baltimore/Washington Corridor in 2005.

The table below sets forth the changes in the regional allocation of our annualized rental revenue occurring primarily as a result of these acquisition and development activities and changes in leasing activity:

	% of Annualized Rental Revenue of
	Wholly Owned Properties
	as of December 31,
Region	2006	2005	2004
Baltimore/Washington Corridor	51.2%	47.8%	49.4%
Northern Virginia	20.5%	21.5%	23.2%
Suburban Baltimore	7.5%	10.1%	4.1%
St. Mary’s and King George Counties	4.2%	4.3%	4.7%
Colorado Springs, Colorado	4.2%	1.7%	N/A
Suburban Maryland	4.1%	5.2%	3.6%
Greater Philadelphia	3.7%	4.0%	4.6%
San Antonio, Texas	2.4%	1.5%	N/A
Northern/Central New Jersey	2.2%	3.9%	6.5%
Greater Harrisburg	N/A	N/A	3.9%
	100.0%	100.0%	100.0%

Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time.  It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time.  We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations.  We find the measure particularly useful for leasing, tenant, segment and industry analysis.

With the completion of the Nottingham Acquisition in January 2007, the percentage of annualized revenue derived from wholly owned properties in the Suburban Baltimore region increased to approximately twice what it was prior to the acquisition.

Concentration of Leases With Certain Tenants

We experienced changes in our tenant base during 2006 and 2005 due primarily to acquisitions, development and leasing activity.  The following schedule lists our 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties for
	20 Largest Tenants as of December 31,
Tenant	2006	2005	2004
United States Government	16.3%	15.2%	13.3%
Booz Allen Hamilton, Inc.	6.9%	5.0%	5.5%
Northrop Grumman Corporation	4.2%	4.5%	3.6%
Computer Sciences Corporation (1)	3.8%	4.1%	5.2%
AT&T Corporation (1)	3.0%	2.7%	4.2%
Unisys(2)	3.0%	3.1%	3.5%
L-3 Communications Holdings, Inc. (1)	3.0%	3.4%	3.9%
General Dynamics Corporation	2.4%	2.6%	3.8%
The Aerospace Corporation	2.1%	2.2%	2.3%
Wachovia Bank	2.1%	2.1%	2.3%
The Boeing Company (1)	1.4%	1.6%	1.8%
Ciena Corporation	1.2%	1.3%	1.4%
Science Applications International Corporation	1.1%	N/A	N/A
Lockheed Martin Corporation	1.0%	1.0%	N/A
Magellan Health Services, Inc.	1.0%	1.1%	1.2%
BAE Systems PLC	1.0%	N/A	1.0%
Merck & Co., Inc. (2)	0.8%	0.9%	1.1%
Wyle Laboratories, Inc.	0.8%	0.9%	N/A
Harris Corporation	0.8%	N/A	N/A
EDO Corporation	0.8%	N/A	N/A
VeriSign, Inc.	N/A	1.3%	1.4%
PricewaterhouseCoopers LLP	N/A	1.0%	1.3%
Johns Hopkins University (1)	N/A	1.0%	1.1%
Carefirst, Inc. and Subsidiaries (1)	N/A	0.9%	1.0%
Commonwealth of Pennsylvania (1)	N/A	N/A	1.3%
Subtotal of 20 largest tenants	56.7%	55.9%	60.2%
All remaining tenants	43.3%	44.1%	39.8%
Total	100.0%	100.0%	100.0%

(1)  Includes affiliated organizations and agencies and predecessor companies.

(2)  Unisys subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

One aspect of our strategy involves focusing on the formation of strategic alliances with certain of our tenants from the standpoint of fulfilling their real estate needs in multiple locations.  This strategy influences not only our leasing activities but also our acquisition and construction activities.  As a result, our revenue concentration with individual tenants could continue to grow over time as a result of this strategy.

Most of the leases with the United States Government provide for a series of one-year terms or provide for early termination rights.  The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

Industry Concentration of Tenants

The percentage of total annualized rental revenue in our wholly owned properties derived from the United States defense industry increased in 2005 and 2006.  One reason for this increase is the continuing expansion of the industry in the Greater Washington, D.C. region and, in particular, in our submarkets since the events of September 11, 2001.  Another reason for the increase is that certain of the properties we acquired or constructed in 2005 and 2006 have leases with the United States Government and defense contractors.  The table below sets forth the percentage of annualized rental revenue in our portfolio of wholly owned properties derived from that industry and, by doing so, demonstrates our increasing concentration:

	% of Annualized Rental
	Revenue of Wholly Owned
	Properties from Defense Industry
	Tenants as of December 31,
	2006	2005	2004
Total Portfolio	54.4%	49.7%	47.4%
Baltimore/Washington Corridor	66.7%	65.7%	63.4%
Northern Virginia	54.5%	50.4%	50.3%
Suburban Baltimore	9.8%	6.8%	N/A
Suburban Maryland	13.3%	2.2%	3.6%
St. Mary’s and King George Counties	89.8%	90.7%	90.6%
Colorado Springs	39.4%	74.1%	N/A
San Antonio	100.0%	100.0%	N/A

As noted above, one aspect of our strategy involves focusing on the formation of strategic alliances with certain of our tenants from the standpoint of fulfilling their real estate needs in multiple locations.  Many of the tenants on which this strategy concentrates are in the United States defense industry.  As a result of this strategy, our revenue concentration from that industry could continue to grow over time

We classify the revenue from our leases into industry groupings based solely on our knowledge of the tenants’ operations in leased space.  Occasionally, classifications require subjective and complex judgments.  For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant’s operations in the space leased from us is focused on providing service to the United States Government’s defense department, we classify the revenue we earn from the lease as United States defense industry revenue.  We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

Results of Operations

While reviewing this section, you should refer to the tables in the section entitled “Selected Financial Data.”  You should also refer to the section below entitled “Liquidity and Capital Resources” for certain factors that could negatively affect various aspects of our operations.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	December 31,
	2006	2005	2004
Occupancy rates at year end
Total	92.8%	94.0%	94.3%
Baltimore/Washington Corridor	95.1%	96.2%	95.6%
Northern Virginia	90.9%	96.4%	94.5%
Suburban Baltimore	81.1%	84.7%	91.0%
Suburban Maryland	83.2%	79.8%	82.8%
St. Mary’s and King George Counties	92.1%	95.4%	96.9%
Greater Philadelphia	100.0%	100.0%	100.0%
Northern/Central New Jersey	97.2%	96.4%	92.7%
Colorado Springs, Colorado	92.8%	85.8%	N/A
San Antonio, Texas	100.0%	100.0%	N/A
Greater Harrisburg	N/A	N/A	85.4%
Renewal rate of square footage for scheduled lease expirations during year	55.4%	66.6%	71.4%
Average contractual annual rental rate per square foot at year end (1)	$20.90	$20.28	$20.32

(1) Includes estimated expense reimbursements.

As shown in the above table, our portfolio of wholly owned properties posted an occupancy rate of approximately 92.8% at December 31, 2006, down from a year end occupancy rate of approximately 94% in 2005 and 2004; this decrease reflects the adverse impact of two large building spaces in Northern Virginia that we have under leases scheduled to commence in early 2007.  We believe that our occupancy rates have benefited in each of the last three years from the expansion of the United States defense industry in our largest submarkets.  We also believe that these rates benefited from a national economic recovery in the real estate industry in 2005 and the stabilization that followed in 2006.  In addition, our wholly owned property rates were impacted by our acquisition activity; acquisitions of wholly owned operating properties in 2006 positively impacted 2006 year end occupancy rates, with such properties carrying a weighted average occupancy rate of 95.1% at December 31, 2006, while 2005 acquisitions adversely affected 2005 year end occupancy rates, with such properties carrying a weighted average occupancy rate of 85.7% at December 31, 2005.

Our renewal rates of square footage for scheduled lease expirations decreased in each of the last two years; the 2006 rate in particular was low in comparison to the 2000 through 2005 calendar years, when the annual renewal rate ranged from 66% to 76% and averaged 70%.  The 2006 renewal rate was adversely affected by large amounts of space that we knew were not going to be renewed when we acquired the properties, including 197,000 square feet in two properties; our renewal rates would have been in the low to mid 60% range without the effect of this space.  While we believe that the ability for us to retain tenants at the rates that we did in the 2000 through 2005 period is a challenging task, particularly as we continue to grow, we believe that our strategy of positioning to be the landlord of choice for select high quality tenants will enable us to outperform our competitors in tenant retention in the long run.

Our average contractual annual rent per square foot increased approximately 3.0% from December 31, 2005 to December 31, 2006 despite the fact that acquisitions completed during 2006 had rents per square foot at December 31, 2006 of $14.12, 32% below our wholly owned portfolio rate.  The increase in this rate can be attributed primarily to the effect of new leases entered into at a higher rate during the year and scheduled increases that took place at leases remaining in place.  The decrease in our average contractual annual rent per square foot from December 31, 2004 to December 31, 2005 was due primarily to our acquisition in 2005 of properties with rents per square foot that averaged $15.71 at December 31, 2005.  The lower rent per square foot on acquisitions in 2006 and 2005 can be attributed primarily to the following: (1) lower rents in geographic areas where certain acquisitions took place; (2) lower costs for operating expenses and tenant improvements associated with underlying leases in certain acquisitions; and (3) lower rents associated with lower grade space in certain acquisitions.

We believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity in 2007.  Certain key economic indicators, including employment growth, seem to favor continued strength in our regions’ real estate markets.  However, the recent and scheduled addition of new square footage in our regions along with continued strong competition from existing properties in these regions present challenges to the Company’s ability to meet our 2007 leasing objectives.  As we discussed above, we believe that our occupancy rates have benefited from the expansion of the United States defense industry in our largest submarkets.  Reporting by the Base Realignment and Closure Commission of the United States Congress favors continued expansion in the regions in which our properties are located.  However, while we viewed this reporting as favorable for the Company’s future leasing outlook, there is uncertainty, particularly in today’s political environment, over the level of and timing of such expansion.

Despite any uncertainty regarding our 2007 leasing outlook, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at December 31, 2006 was five years.  In addition, only 12.4% of our annualized rental revenues at December 31, 2006 were from leases scheduled to expire by the end of 2007.  Looking longer term, 60.6% of our annualized rental revenues on leases in place as of December 31, 2006 were from leases scheduled to expire by the end of 2011, with no more than 16% scheduled to expire in any one calendar year between 2007 and 2011.

The Nottingham Acquisition will initially have an adverse effect on our leasing and occupancy measures.  At December 31, 2006, the operating properties included in the transaction were approximately 86% occupied with average rents per square foot of approximately $17.00.  In addition, approximately one-third of annualized rental revenue at these properties as of December 31, 2006 were from leases scheduled to expire by the end of 2007; we expect to renew a majority of the square footage scheduled to expire in 2007.

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

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	December 31,
Geographic Region	Interest	2006		2005		2004
Suburban Maryland	50.0%	47.9%		47.9%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)	N/A
Greater Harrisburg	20.0%	91.2%		89.4%		N/A
Northern/Central New Jersey	20.0%	N/A	(2)	80.9%		84.2%

(1) Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at year end.

(2) The property in this geographic region was sold in July 2006.

Revenues from Real Estate Operations and Property Operating Expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two years being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing 2005 and 2006, Same-Office Properties would be properties owned and 100% operational from January 1, 2005 through December 31, 2006.  For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the Consolidated Financial Statements entitled “Commercial Real Estate Properties.”

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses from continuing operations (dollars in thousands):

	Changes from 2005 to 2006
	Property Additions	Same-Office Properties		Sold Properties	Other
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change(1)	Change	Change	Change (2)	Change (3)	Total
Revenues from real estate operations
Rental revenue	$51,649	$3,839	1.9%	$(5,586)	$(1,419)	$48,483
Tenant recoveries and other real estate operations revenue	8,232	2,698	9.9%	(1,025)	858	$10,763
Total	$59,881	$6,537	2.9%	$(6,611)	$(561)	$59,246

Property operating expenses	$20,022	$4,681	6.8%	$(2,259)	$(193)	$22,251

Straight-line rental revenue adjustments included in rental revenue	$5,194	$(2,068)	N/A	$(56)	$(826)	$2,244
Amortization of deferred market rental revenue	$1,272	$27	N/A	$—	$(27)	$1,272

Number of operating properties included in component category	53	118	N/A	16	1	188

(1)          Includes 43 acquired properties and ten newly-constructed properties.

(2)          Includes sold properties that are not reported as discontinued operations.

(3)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes from 2004 to 2005
	Property Additions	Same-Office Properties		Sold Properties	Other
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change (3)	Total
Revenues from real estate operations
Rental revenue	$34,228	$(1,678)	(1.1)%	$(1,991)	$(1,409)	$29,150
Tenant recoveries and other real estate operations revenue	4,088	4,332	22.5%	(257)	816	$8,979
Total	$38,316	$2,654	1.5%	$(2,248)	$(593)	$38,129

Property operating expenses	$9,954	$5,344	10.5%	$(691)	$(1,336)	$13,271

Straight-line rental revenue adjustments included in rental revenue	$2,968	$(4,913)	N/A	$238	$(4)	$(1,711)
Amortization of deferred market rental revenue	$240	$(451)	N/A	$—	$(294)	$(505)

Number of operating properties included in component category	65	93	N/A	16	1	175

(1)          Includes 58 acquired properties and seven newly-constructed properties.

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

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses from 2005 to 2006 and from 2004 to 2005 was attributable primarily to the Property Additions.

The real estate operations in 2005 and 2006 associated with our property additions were adversely affected somewhat by our 2005 acquisitions carrying occupancy rates that were lower than the average occupancy rate of our previously existing properties.  Acquisitions in 2005 with particularly low occupancy rates upon acquisition included the following: (1) a 1.1 million square foot portfolio acquired in December 2005 that has had an occupancy rate averaging approximately 80% since its acquisition; (2) a 118,000 square foot property acquired in October 2005 that has been 58% occupied since its acquisition through the end of 2006; and (3) a 113,000 square foot property acquired in April 2005 that was 23% occupied from its acquisition until December 2005, when it became 100% operational.  We occasionally acquire lower occupancy properties such as these for what we view to be the potential for particularly high rates of return on our investment in these properties if we are successful in stabilizing their operations.

With regard to changes in the Same-Office Properties’ revenues from real estate operations:

•                  the increase in rental revenue from the Same-Office Properties from 2005 to 2006 included the following:

•                  an increase of $2.6 million, or 1.4%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  an increase of $1.2 million, or 26.8%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

•                  the change in rental revenue from the Same-Office Properties from 2004 to 2005 included the following:

•                  a decrease of $6.4 million, or 66.2%, in net revenue from the early termination of leases, which was attributable primarily to two properties; and

•                  an increase of $4.7 million, or 3.2%, attributable to changes in occupancy and rental rates between the two periods; and

•                  tenant recoveries and other revenue from the Same-Office Properties increased from 2005 to 2006 and from 2004 to 2005 due primarily to the increase in property operating expenses described below.  While we do have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels.  As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

With regard to changes in the Same-Office Properties’ property operating expenses:

•                  the increase in the Same-Office Properties’ property operating expenses from 2005 to 2006 included the following:

•                  an increase of $2.0 million, or 13.3%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure;

•                  an increase of $1.3 million, or 10.3%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties;

•                  an increase of $651,000, or 8.5%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor.  The higher labor rates were attributable in part to an inflationary trend but also to the increased need for us to employ individuals with specialized skills who command higher rates;

•                  an increase of $548,000, or 6.1%, in cleaning expenses due primarily to (1) increased rates for services at certain of our properties requiring specialized services and (2) our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures;

•                  an increase of $528,000, or 24.1%, in grounds maintenance due in large part to increased parking lot maintenance projects undertaken in the current period;

•                  an increase of $353,000, or 42.5%, in electric expense, $154,000 of which pertained to one property which had a large repair project take place; and

•                  a decrease of $1.6 million, or 69.1%, due to decreased snow removal expenses due to less snow and ice precipitation in 2006.

•                  the increase in the Same-Office Properties’ property operating expenses from 2004 to 2005 included the following:

•                  an increase of $3.7 million, or 43.6%, in utilities due again primarily to (1) changes in occupancy and lease structures and (2) rate increases;

•                  an increase of $915,000, or 84.4%, in snow removal expense due to greater snow and ice precipitation in 2005; and

•                  an increase of $572,000, or 8.2%, in building cleaning expenses due primarily to our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structure.

Construction Contract and Other Service Revenues and Expenses

The table below sets forth changes in our construction contract and other service revenues and expenses:

	Changes from 2005 to 2006			Changes from 2004 to 2005
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$(22,175)	$3,025	$(19,150)	$49,339	$992	$50,331
Expenses	(22,573)	2,631	(19,942)	48,801	1,490	50,291
Income from service operations	$398	$394	$792	$538	$(498)	$40

We use the net amount of service operations revenues over related expenses to evaluate performance.  We believe that the changes in net amounts reflected above were not significant.

Construction contract revenues were significantly higher in 2005 compared to 2006 and 2004 due primarily to a large volume of activity for certain existing contracts in 2005.  It is noteworthy that our revenue from construction contract activity is highly concentrated, with five contracts representing approximately 81% of our 2006 construction contract revenue and four contracts representing approximately 81% of our construction contract revenue in 2005.

Other service operations revenue increased 62.0% from 2005 to 2006 due primarily to a higher volume of work for heating and air conditioning controls and plumbing.  Much of the revenue contributing to this increase was attributable to one client relationship.  We do not expect revenue from other service operations to increase in the future and it may in fact decrease.

Depreciation and Amortization

Our increase in depreciation and other amortization expense from 2005 to 2006 was due primarily to a $19.7 million increase attributable to the Property Additions, offset in part by a $1.6 million decrease attributable to the absence of depreciation and amortization in 2006 on the Harrisburg portfolio due to its contribution into an unconsolidated real estate joint venture in September 2005.

Our increase in depreciation and other amortization expense from 2004 to 2005 was due primarily to a $9.7 million increase attributable to the Property Additions and a $2.1 million, or 4.9%, increase attributable to the Same Office Properties.

General and Administrative Expenses

General and administrative expenses increased as a percentage of operating income from 12.6% in 2004 to 13.9% in 2005 and to 14.9% in 2006.  Much of this trend can be attributed to an increase in the size of our employee base in response to the continued growth of the Company.  We expect this trend to continue in the next one to two years and perhaps longer until we determine that the Company’s employee base and processes are positioned appropriately in anticipation of our future growth expectations.

The increase in general and administrative expense from 2005 to 2006 was attributable primarily to an increase of $2.5 million, or 21.5%, in compensation expense due to the increased number of employees, increased salaries and bonuses for existing employees and increased expense associated with employee stock options attributable to our adoption of SFAS 123(R) on January 1, 2006.

The increase in general and administrative expense from 2004 to 2005 was attributable primarily to an increase of $2.2 million, or 23.3%, in compensation expense due to the increased number of employees, increased expenses associated with employee restricted share grants and increased salaries and bonuses for existing employees.

Interest Expense and Amortization of Deferred Financing Costs

Our interest expense and amortization of deferred financing costs included in continuing operations increased $17.1 million, or 30.0%, from 2005 to 2006.  This increase included the effects of the following:

•                  a 20.7% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities;

•                  an increase in our weighted average interest rates from 5.8% to 6.2%; and

•                  a partial offset attributable to a $4.7 million increase in interest capitalized to construction and development projects due to increased construction and development activity.

Our interest expense and amortization of deferred financing costs included in continuing operations increased $12.5 million, or 28.1%, from 2004 to 2005.  This increase is due primarily to a 33.4% increase in our average outstanding debt balance resulting primarily from our 2004 and 2005 acquisition and construction activities, offset in part by a $4.8 million increase in interest capitalized to construction and development projects due to increased construction and development activity.

Interest expense and deferred financing costs as a percentage of net operating income increased from 51.4% in 2004 to 58.8% in 2005 and to 65.2% in 2006 due in large part to a higher proportion of our investing and financing activities having been funded by debt versus equity and the reasons discussed above for the changes in interest expense.

We historically have financed our long-term capital needs, including property acquisition and development activities, through a combination of the following:

•                  borrowings under our Revolving Credit Facility;

•                  borrowings from new debt;

•                  issuances of common shares, preferred shares and common units and/or preferred units in our Operating Partnership;

•                  contributions from outside investors into real estate joint ventures;

•                  proceeds from sales of real estate; and

•                  any available residual cash flow from operations.

Many factors go into our decisions regarding when to finance investing and financing activities using debt versus equity.  We generally use long-term borrowing as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.  As a result, the change in the proportion of our investing and financing activities funded by debt versus equity described above is not a trend that necessarily should be expected to continue.

As of December 31, 2006, 93.1% of our fixed-rate debt was scheduled to mature after 2007.  As of December 31, 2006, 11.7% of our total debt had variable interest rates, including the effect of interest rate swaps. For a more comprehensive presentation of our fixed-rate loan maturities, please refer to the section below entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Minority Interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “minority interests in income from continuing operations” includes primarily income before continuing operations allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of December 31, 2006, we owned 95.6% of the outstanding preferred units and 82.8% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests during the last three years decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares during 2004 through 2006 due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units;

•                  our redemption of the Series B Cumulative Redeemable Preferred Shares of beneficial interest (the “Series B Preferred Shares”) in July 2004;

•                  our issuance of common units to third parties totaling 181,097 in 2006 and 232,655 in 2005 in connection with acquisitions;

•                  our issuance of the Series I Preferred Units to a third party in 2004 (as discussed in Note 2 to the Consolidated Financial Statements); and

•                  the redemption by us of the Series E and Series F Preferred Shares in 2006.

Our income allocated to minority interest holders of preferred units increased from 2004 to 2005 due to our issuance of the Series I Preferred Units in September 2004.  Our income from continuing operations allocated to minority interest holders of common units decreased from 2004 to 2005 and from 2005 to 2006 due primarily to our increasing ownership of common units (from 75% at December 31, 2003 to 83% at December 31, 2006) and preferred units.

Income from Discontinued Operations

Our income from discontinued operations increased from 2005 to 2006 and from 2004 to 2005 due primarily to increased gain from sales of properties.  See Note 18 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders

Preferred share dividends increased from 2005 to 2006 due to the additional dividends attributable to the newly issued Series J Preferred Shares exceeding the decrease in dividends attributable to the redemption of the Series E and Series F Preferred Shares.  Preferred share dividends decreased from 2004 to 2005 due primarily to the redemption of the Series B Preferred Shares.

In 2006, we recognized a $3.9 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E and Series F Preferred Shares redeemed during the year.  In 2004, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series B Preferred Shares redeemed during the year.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased both from 2005 to 2006 and from 2004 to 2005 due to the effects of increases in net income available to common shareholders, attributable primarily to the reasons set forth above, offset somewhat by the higher numbers of common shares outstanding due to share issuances from 2004 to 2006.

Liquidity and Capital Resources

In our discussion of liquidity and capital resources set forth below, we describe certain of the risks and uncertainties relating to our business.  However, they may not be the only ones that we face.

Cash and Cash Equivalents

Our cash and cash equivalents balance as of December 31, 2006 totaled $7.9 million, a decrease of 26.5% from the balance as of December 31, 2005.  The balance of cash and cash equivalents that we carried as of the end of each of the eight calendar quarters during the two years ended December 31, 2006 ranged from $5.7 million to $21.5 million and averaged $12.6 million.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

Operating Activities

We generate most of our cash from the operations of our properties.  A review of our Consolidated Statements of Operations indicates that over the last three years, approximately 29% to 31% of our revenues from real estate operations (defined as the sum of (1) rental revenue and (2) tenant recoveries and other real estate operations revenue) were used for property operating expenses.  Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow; we applied most of this cash flow towards interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to minority interest holders of preferred and common units in the Operating Partnership, capital improvements and leasing costs for our operating properties and general and administrative expenses.

Our cash flow from operations determined in accordance with GAAP increased $17.2 million, or 17.9%, from 2005 to 2006; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends and distributions and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.  Factors that could negatively affect our ability to generate cash flow from operations in the future include the following:

•                  We earn revenue from renting our properties.  Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue.  This means that our costs will not necessarily decline and may increase even if our revenue declines.

•                  For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other tenant-related costs for which we may not receive increased rents.  We also may make building-related capital improvements for which tenants may not reimburse us.

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

•                  As discussed earlier, we are dependent on a highly concentrated number of tenants for a large percentage of our revenue.  Most of the leases of one of these tenants, the United States Government, provide for a series of one-year terms or provide for early termination rights.  Our cash flow from operations would be adversely affected if our larger tenants failed to make rental payments to us, or if the United States Government elects to terminate several of its leases and the affected space cannot be re-leased on satisfactory terms.

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

•                  We provide construction management services for third-party clients.  When providing these services, we usually pay for the costs of construction and subsequently bill our clients for the costs of construction plus a construction management fee.  When we provide construction management services, the costs of construction can amount to millions of dollars.  If any of our clients for these services fail to reimburse us for costs incurred under a significant construction management contract, it could have an adverse effect on our results of operations and financial condition.

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

•                  If short-term interest rates were to increase, the interest payments on our variable-rate debt would increase, although this increase may be reduced to the extent that we have interest rate swap and cap agreements outstanding.  If longer-term interest rates were to increase, we may not be able to refinance our existing indebtedness on terms as favorable as the terms of our existing indebtedness and we would pay more for interest expense on new indebtedness that we incur for future property additions.

•                  Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2007.  These policies include coverage for acts of terrorism.  Although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore properties damaged by a fire or other catastrophic event.  In addition, changes in the insurance industry could occur in the future that may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

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

Investing and Financing Activities During the Year Ended December 31, 2006

In our primary geographic regions, we acquired six office properties totaling 1.0 million square feet, a building to be redeveloped totaling 74,749 square feet and seven parcels of land that we believe can support up to 2.3 million developable square feet for $169.7 million.  These acquisitions were financed using the following:

•      $93.4 million in borrowings under our Revolving Credit Facility;

•      $37.5 million from an assumed mortgage loan;

•      $7.5 million from the issuance of common units in the Operating Partnership;

•      $2.4 million using an escrow funded by proceeds from one of our property sales discussed below; and

•      cash reserves for the balance.

Highlights of these acquisitions include the following:

•                  we acquired a 611,379 square foot building and land parcels that we believe can support up to 1.4 million developable square feet in the Baltimore/Washington Corridor; and

•                  after making our initial entry in San Antonio, Texas and Colorado Springs in 2005, we added to our positions in each of these regions by acquiring land parcels in each of these regions and five operational properties totaling 400,000 square feet and a 74,749 redevelopment property in Colorado Springs.

We also acquired approximately 500 acres of the 591-acre former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland for a value of $5.6 million using an initial cash outlay of $2.5 million, and expect to acquire the remaining 91 acres in 2007.  The 591-acre parcel is anticipated to accommodate a total of 1.7 million square feet of office space and 673 residential units, including approximately 306,000 square feet of existing office space and 110 existing rentable residential units, with development expected to occur over a period of 10 to 15 years.  In connection with the aggregate acquisition, we expect to initially make the following future cash payments to the seller: (1) $465,000 in 2007 in connection with the acquisition of the remaining 91 acres; and (2) an additional $2.0 million over the period from 2007 through 2009.  We could incur an additional cash obligation to the seller after that of up to $4.0 million; this obligation is subject to reduction by an amount ranging between $750,000 and $4.0 million, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  We are also obligated under the terms of the acquisition agreement to incur $7.5 million in development and construction costs for the property by 2011.

In addition, we acquired, using cash reserves, the following properties through joint venture structures:

•                  a land parcel located in the Baltimore/Washington Corridor, with a value upon our acquisition of approximately $4.6 million, through Commons Office 6-B, LLC, a 50% owned consolidated joint venture constructing an office property totaling approximately 44,000 square feet.  Our initial cash investment in this joint venture was $1.6 million; and

•                  a 153-acre parcel of land located near the Indian Head Naval Surface War Center in Charles County, Maryland,  with a value upon our acquisition of $2.9 million, through COPT-FD Indian Head, LLC, a 75% owned consolidated joint venture.  Our initial cash investment in this joint venture was $2.2 million.

As part of our core customer expansion strategy, we also entered into lease agreements with Northrop Grumman Corporation to develop two data and call centers totaling 296,000 square feet.  The terms of these lease agreements call for the land parcels on which the centers are being developed to be conveyed to us for no cash payment other than closing costs.  One of these centers is located in Greater Richmond, Virginia and the other in Southwest Virginia.  The land parcel in Greater Richmond, Virginia was conveyed to us in 2006 and we expect the land parcel in Southwest Virginia to be conveyed in 2007.

We had seven newly-constructed properties totaling 866,000 square feet become fully operational in 2006.  These properties, which were 94.6% leased in the aggregate at December 31, 2006, were located in the following geographic regions: four properties totaling 532,000 square feet in the Baltimore/Washington Corridor; one property totaling 223,610 square feet in Northern Virginia; one property totaling 50,000 square feet in Colorado Springs; and one property totaling 60,029 square feet in St. Mary’s County, Maryland.  Costs incurred on these properties through December 31, 2006 totaled $144.2 million, $30.6 million of which was incurred in 2006.  We financed the 2006 costs using primarily borrowings under existing construction loan facilities and proceeds from our Revolving Credit Facility.

At December 31, 2006, we had construction activities underway on eight office properties totaling 831,000 rentable square feet that were 79.5% pre-leased, including 68,196 square feet already placed into service in a partially operational property.  One of these properties is owned through a consolidated joint venture in which we have a 50% interest.  Six of these properties totaling 535,000 square feet are located in our primary geographic regions, including four properties totaling 452,000 square feet in the Baltimore/Washington Corridor, and the other two properties totaling 296,000 square feet are the Northrop Grumman Corporation data and call centers in Virginia discussed above.  Costs incurred on these properties through December 31, 2006 totaled approximately $194.0 million, of which approximately $79.1 million was incurred in 2006.  We have construction loan facilities in place totaling $73.7 million to finance the construction of four of these properties; borrowings under these facilities totaled $52.4 million at December 31, 2006, $43.8 of which was borrowed in 2006.  The remaining costs incurred in 2006 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for 2006 (in thousands):

Acquisitions	$166,416
Construction and development	132,565
Capital improvements on operating properties	20,767
Tenant improvements on operating properties	20,414	(1)
	$340,162

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

We sold the following during 2006:

•                  seven operational properties totaling 531,000 square feet, a newly-constructed property and a land parcel for a total of $83.0 million, resulting in recognized gain of $17.3 million.  The net proceeds from these sales after transaction costs totaled $80.4 million.  We used $36.1 million of these proceeds to fund escrows to be applied towards future acquisitions and $4.8 million to repay a mortgage loan on a property and applied most of the balance to pay down our Revolving Credit Facility; and

•                  a 157,394 square foot property, which was owned by an unconsolidated real estate joint venture in which we had a 20% interest, for $27.0 million, resulting in a recognized gain to us of $563,000.  The net proceeds to us from this transaction were approximately $1.5 million.

On September 18, 2006, the Operating Partnership issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.4284 shares per $1,000 principal amount of the notes (exchange rate is as of December 31, 2006 and is equivalent to an exchange price of $54.30 per common share).  On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part.  The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to September 11, 2011, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  We used the $195.7 million in net proceeds available after transaction costs from this issuance as follows:

•      $134.0 million to pay down borrowings under our Revolving Credit Facility;

•      $52.5 million to repay other debt; and

•      applied the balance to cash reserves.

On December 28, 2006, we borrowed $146.5 million under a mortgage loan with a 10-year term at a fixed rate of 5.43%.  We used the proceeds from this loan to pay down borrowings under our Revolving Credit Facility.

During 2006, we entered into three interest rate swaps to hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities, information for which is set forth below (dollars in thousands):

	Notional	One-Month	Effective	Expiration
Nature of Derivative	Amount	LIBOR base	Date	Date
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009

During 2006, we completed the following sales of equity:

•                  2.0 million common shares in April 2006 to an underwriter at a net price of $41.31 per share for net proceeds of $82.4 million.  We contributed the net proceeds to our Operating Partnership in exchange for 2.0 million common units.  The proceeds were used primarily to pay down our Revolving Credit Facility.

•                  3,390,000 Series J Preferred Shares on July 20, 2006 at a price of $25 per share for net proceeds of $81.9 million.  These shares are nonvoting and redeemable for cash at $25 per share at our option on or after July 20, 2011.  Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $1.90625 per share, which is equal to 7.625% of the $25.00 per share redemption price.  We contributed the net proceeds from the sale to our Operating Partnership in exchange for 3,390,000 Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.  The Operating Partnership used most of the net proceeds to pay down our Revolving Credit Facility.

During 2006, we completed the following preferred share redemptions using borrowings under our Revolving Credit Facility:

•                  all of our outstanding Series E Preferred Shares, which had carried an annual dividend yield of 10.25%, for $28.8 million on July 15, 2006; and

•                  all of our outstanding Series F Preferred Shares, which had carried an annual dividend yield of 9.875%, for $35.6 million on October 15, 2006.

Analysis of Cash Flow Associated With Investing and Financing Activities

Our net cash flow used in investing activities decreased $166.5 million, or 39.6%, from 2005 to 2006.  This decrease was due primarily to the following:

•                  a $217.8 million, or 43.6%, decrease in purchases of and additions to commercial real estate.  This decrease is due primarily to a decrease in property acquisitions.  We found the market for acquisitions to be extremely competitive in 2006, with potential target properties selling to our competitors at what we believed to be very aggressive prices; this contributed somewhat to the decrease in property acquisitions, although timing played a part as well since the Nottingham Acquisition, to which we had dedicated considerable time in 2006, closed in January 2007.  Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; and

•                  a $49.9 million, or 50.8%, decrease in proceeds from sales of properties and unconsolidated real estate joint ventures and contributions of assets to an unconsolidated real estate joint venture.  Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to significant fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend.  While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur.

Our cash flow provided by financing activities decreased $183.5 million, or 57.1%, from 2005 to 2006.  This decrease included the following:

•                  a $181.9 million, or 31.3%, increase in repayments of mortgage and other loans payable.  This increase is attributable primarily to our use of proceeds from additional equity offerings and the 3.5% Exchangeable Senior Notes to pay down these loans;

•                  $64.4 million in cash used to redeem our Series E and Series F Preferred Shares in 2006; and

•                  a $216.2 million, or 24.3%, decrease in proceeds from mortgage and other loans payable due to a larger volume of refinancing activity; offset in part by

•                  $200.0 million in proceeds from the 3.5% Exchangeable Senior Notes in 2006; and

•                  a $91.5 million, or 115.1%, increase in proceeds from the issuance of common and preferred shares.

Off-Balance Sheet Arrangements

During 2006, we owned investments in two unconsolidated joint ventures: Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners.  We accounted for these joint venture investments using the equity method of accounting.  These joint ventures were entered into in prior years to enable us to contribute office properties that were previously wholly owned by us into the joint ventures in order to partially dispose of our interests.  We managed the joint ventures’ property operations and any required construction projects and earned fees for these services. Both of these joint ventures have a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreements), and we control one of the management committee positions in each case.

Route 46 Partners sold its property in July 2006, resulting in the dissolution of the joint venture and our recognition of a $563,000 gain.  Upon its dissolution, our partner received a preferential distribution of cash flows for a defined return and once our partner received its defined return, we received the remainder.

For Harrisburg Corporate Gateway Partners, L.P., we and our partner receive returns in proportion to our investments.  As part of our obligations under the joint venture, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the joint venture was formed; our total unilateral commitment under this guaranty is approximately $306,000, although the tenant’s account was current as of December 31, 2006.  We also agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

The table below sets forth certain additional information regarding these unconsolidated joint ventures (in thousands):

Investment	Net Cash	Income recognized from	Fees Earned from joint	Obligation to Unilaterally Fund Additional
Balance	Inflow	investment	ventures	Project Costs
at 12/31/06 (1)	in 2006	in 2006 (2)	in 2006 (3)	(if necessary) (4)
$(3,614)	$2,438	$471	$619	$306

(1)          This amount represents distributions in excess of our investment in Harrisburg Corporate Gateway Partners, L.P. at December 31, 2006 due to our not recognizing gain on the contribution of properties into the joint venture. We did not recognize a gain on the contribution since we have contingent obligations, as described above, that may exceed our proportionate interest remaining in effect as long as we continue to manage the joint venture’s properties.

(2)          This amount includes a gain of $563 on the dissolution of Route 46 Partners.

(3)          Fees earned by us for construction, asset management and property management services provided to unconsolidated joint ventures.

(4)          Amounts reported in this column represent additional investments we could be required to fund on a unilateral basis, including the rent shortfall payments and lender indemnifications discussed above.  We and our partner are also required to fund proportionally (based on our ownership percentage) additional amounts when needed.  Since the additional fundings described in this footnote are uncertain in dollar amount and we do not expect that they will be necessary, they are not included in the table.

During 2006, we also owned investments in four joint ventures that we accounted for using the consolidation method of accounting.  We use joint ventures such as these from time to time for reasons that include the following: (1) they can provide a facility to access new markets and investment opportunities while enabling us to benefit from the expertise of our partners; (2) they are an alternative source for raising capital to put towards acquisition or development activities; and (3) they can reduce our exposure to risks associated with a property and its activities.  Our consolidated and unconsolidated joint ventures are discussed in Note 5 to our Consolidated Financial Statements, and certain commitments and contingencies related to these joint ventures are discussed in Note 19.

We had no other material off-balance sheet arrangements during 2006.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	For the Years Ended December 31,
	2007	2008 to 2009	2010 to 2011	Thereafter	Total

Contractual obligations (1)(2)
Debt (3)	$140,950	$436,999	$181,982	$738,396	$1,498,327
Interest on debt (4)	76,500	112,284	87,654	204,327	480,765
Acquisitions of properties (5)	370,865	310	—	4,000	375,175
New construction and development contracts and obligations (6)(7)	77,595	—	—	—	77,595
Third-party construction and development contracts (7)(8)	59,597	—	—	—	59,597
Capital expenditures for operating properties (7)(9)	4,283	—	—	—	4,283
Operating leases (10)	2,615	1,028	268	—	3,911
Other purchase obligations (11)	2,334	4,545	4,482	9,714	21,075
Total contractual cash obligations	$734,739	$555,166	$274,386	$956,437	$2,520,728

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

(3)          Represents principal maturities only and therefore excludes a net premium of $210,000.  Our loan maturities in 2007 include $48.8 million that may be extended until 2008, subject to certain conditions, and approximately $75.8 million that we expect to refinance; the balance of the 2007 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

(4)          Represents interest costs for debt at December 31, 2006 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2006 interest rates on variable rate debt in computing interest costs for the terms of such debt.  For construction loan facilities where the interest payments are not payable as incurred but, rather, are added to the balance of the loan during the construction period, the amounts reflected above assumed that such interest costs are paid monthly as incurred.

(5)          Represents contractual obligations at December 31, 2006 to (1) complete the Nottingham Acquisition, which was completed in January 2007 as described below in “Investing and Financing Activities Subsequent to December 31, 2006”; (2) acquire a parcel of land located in Aberdeen, Maryland, which we expect to complete in 2007 using borrowings under the Revolving Credit Facility; and (3) complete the acquisition of the remaining 91 acres of the Fort Ritchie Project.  A $4.0 million final payment on the Fort Ritchie acquisition included in the “Thereafter” column could be reduced by a range of $750,000 to the full $4.0 million; the amount of such decrease will be determined based on (1) defined levels of job creation resulting from the future development of the property taking place and (2) future real estate taxes generated by the property.

(6)          Represents contractual obligations pertaining to new construction and development activities.  We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.

(7)          Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2007.

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

(11)    Primarily represents contractual obligations pertaining to managed-energy service contracts in place for certain of our operating properties.  We expect to pay these items using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of December 31, 2006, we were in compliance with these financial covenants.

Investing and Financing Activities Subsequent to December 31, 2006

On January 9 and 10, 2007, we completed the Nottingham Acquisition, which resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels totaling 187 acres can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of approximately $363.9 million, including approximately $1.4 million in transaction costs.  We financed the acquisition by (1) issuing $26.6 million in Series K Preferred Shares to the seller; (2) issuing $154.9 million in common shares to the seller, at a deemed value of $49 per share; (3) assuming existing mortgage loans totaling $38.0 million, with an average interest rate of approximately 6.0%; (4) assuming an existing mortgage loan totaling $10.3 million, which we repaid on January 11, 2007 using borrowings under our Revolving Credit Facility; (5) assuming an existing unsecured loan totaling $89.1 million, with a variable interest rate of LIBOR plus 1.15% to 1.55% depending on our leverage levels at different points in time; (6) using $20.1 million from an escrow funded by proceeds from one of our property sales; and (7) using borrowings under the Revolving Credit Facility for the balance.

We believe that the Nottingham Acquisition has the following strategic benefits:

•                  we become the largest owner of office properties in White Marsh, Maryland, a submarket located in the Baltimore/Washington Corridor, which we believe will be efficiently integrated into our operations in that region.  White Marsh is also located off of Interstate 95, approximately 18 miles from Aberdeen Proving Ground, a United States Army Base; we believe that this proximity could potentially benefit certain of our existing and future tenants in the United States defense industry;

•                  it increases our critical mass of property holdings in the Baltimore/Washington Corridor and Suburban Baltimore;

•                  it adds future development capacity of approximately 2.0 million square feet in submarkets in which we have significant operating property holdings; and

•                  we were able to hire a number of individuals who were members of the selling parties’ property management team.

The Series K Preferred Shares issued in the Nottingham Acquisition are valued at, and carry a liquidation preference equal to, $50 per share.  The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.  Holders of the Series K Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees).  Dividends will accrue from the date of issue at the annual rate of $2.80 per share, which is equal to 5.6% of the $50 per share liquidation preference.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of December 31, 2006, we had construction activities underway on eight office properties totaling 831,000 square feet that were 79.5% pre-leased (one of these properties is owned through a consolidated joint venture in which we have a 50% interest).  We estimate remaining costs to be incurred will total approximately $85.6 million upon completion of these properties; we expect to incur these costs primarily in 2007 and 2008.  We have $21.3 million remaining to be borrowed under construction loan facilities totaling $73.7 million for four of these properties.  We expect to fund the remaining portion of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

As of December 31, 2006, we had development activities underway on 11 new office properties estimated to total 1.3 million square feet (we own a 50% interest in two of these properties).  We estimate that costs for these properties will total approximately $258.2 million.  As of December 31, 2006, costs incurred on these properties totaled $25.7 million and the balance is expected to be incurred from 2007 through 2009.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As of December 31, 2006, we had redevelopment activities underway on four properties totaling 740,000 square feet (two of these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that remaining costs of the redevelopment activities will total approximately $48.3 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

During 2007 and beyond, we expect to complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities.  We then pay down our Revolving Credit Facility using proceeds from long-term borrowings as attractive financing conditions arise and equity issuances as attractive equity market conditions arise.  The maximum principal amount on our Revolving Credit is $500.0 million (increased from $400.0 million in July 2006), with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  The facility has a scheduled maturity date in March 2008, with a one-year extension available, subject to certain conditions, and carries a fee of 0.125% to 0.25% on the amount of the credit facility that is unused.  The borrowing capacity under this Revolving Credit Facility is generally computed based on 65% of the value of assets identified by us to support repayment of the loan.  As of February 26, 2007, the borrowing capacity under the Revolving Credit Facility was $500.0 million, of which $234.0 million was available.

Factors that could negatively affect our ability to finance our long-term financing and investing needs in the future include the following:

•                  Our strategy is to operate with slightly higher debt levels than many other REITs.  However, these higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn.  Most of our properties have been mortgaged or encumbered for indebtedness.  In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.

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

•                  In 2005 and 2006, we completed acquisitions of properties in regions where we did not previously own properties.  Moreover, we expect to continue to pursue selective acquisitions of properties in new regions.  These acquisitions may entail risks in addition to those we have faced in past acquisitions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably.

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

Management Changes

We implemented the following management changes effective on August 14, 2006:

•                  Roger A. Waesche, Jr., an Executive Vice President who had been our Chief Financial Officer since March 1999, was appointed Executive Vice President and Chief Operating Officer and, at the same time, ceased to serve as our Chief Financial Officer; and

•                  Stephen E. Riffee commenced service as our Executive Vice President and Chief Financial Officer.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains (or losses) from sales of real estate, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently.

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

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any convertible preferred share dividends and any other changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

Diluted funds from operations per share (“Diluted FFO per share”) is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Our Basic FFO, Diluted FFO and Diluted FFO per share for 2002 through 2006 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	(in thousands, except per share data)
	2006	2005	2004	2003	2002

Net income	$49,227	$39,031	$37,032	$30,877	$23,301
Add: Real estate-related depreciation and amortization	78,631	62,850	51,371	36,681	30,832
Add: Depreciation and amortization on unconsolidated real estate entities	910	182	106	295	165
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(163)	(114)	(86)	—	—
Less: Gain on sales of real estate, excluding development portion (1)	(17,644)	(4,422)	(95)	(2,897)	(268)
Funds from operations (“FFO”)	110,961	97,527	88,328	64,956	54,030
Add: Minority interests-common units in the Operating Partnership	7,276	5,889	5,659	6,712	5,800
Less: Preferred share dividends	(15,404)	(14,615)	(16,329)	(12,003)	(10,134)
Less: Issuance costs associated with redeemed preferred shares	(3,896)	—	(1,813)	—	—
Funds from Operations - basic (“Basic FFO”)	98,937	88,801	75,845	59,665	49,696
Add: Preferred unit distributions	—	—	—	1,049	2,287
Add: Expense on dilutive share-based compensation	—	—	382	10	327
Add: Convertible preferred share dividends	—	—	21	544	544
Funds from Operations - diluted (“Diluted FFO”)	$98,937	$88,801	$76,248	$61,268	$52,854
Weighted average common shares	41,463	37,371	33,173	26,659	22,472
Conversion of weighted average common units	8,511	8,702	8,726	8,932	9,282
Weighted average common shares/units - basic FFO	49,974	46,073	41,899	35,591	31,754
Dilutive effect of share-based compensation awards	1,799	1,626	1,896	1,405	1,262
Assumed conversion of weighted average convertible preferred units	—	—	—	1,101	2,421
Assumed conversion of weighted average convertible preferred shares	—	—	134	1,197	1,197
Weighted average common shares/units - diluted FFO	51,773	47,699	43,929	39,294	36,634
Diluted FFO per common share	$1.91	$1.86	$1.74	$1.56	$1.44
Numerator for diluted EPS	$29,927	$24,416	$18,911	$7,650	$13,167
Add: Minority interests-common units in the Operating Partnership	7,276	5,889	5,659	6,712	5,800
Add: Real estate-related depreciation and amortization	78,631	62,850	51,371	36,681	30,832
Add: Depreciation and amortization on unconsolidated real estate entities	910	182	106	295	165
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(163)	(114)	(86)	—	—
Less: Gain on sales of real estate, excluding development portion (1)	(17,644)	(4,422)	(95)	(2,897)	(268)
Add: Convertible preferred share dividends	—	—	—	544	544
Add: Preferred unit distributions	—	—	—	1,049	2,287
Add: Expense on dilutive share-based compensation	—	—	382	10	327
Add: Repurchase of Series C Preferred Units in excess of recorded book value	—	—	—	11,224	—
Diluted FFO	$98,937	$88,801	$76,248	$61,268	$52,854

Denominator for diluted EPS	43,262	38,997	34,982	28,021	23,350
Weighted average common units	8,511	8,702	8,726	8,932	9,282
Assumed conversion of weighted average convertible preferred shares	—	—	—	1,197	1,197
Assumed conversion of weighted average convertible preferred units	—	—	—	1,101	2,421
Dilutive effect of share-based compensation awards	—	—	221	43	384
Denominator for Diluted FFO per share	51,773	47,699	43,929	39,294	36,634

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

Inflation

Most of our tenants are obligated to pay their share of a building’s operating expenses to the extent such expenses exceed amounts established in their leases, based on historical expense levels.  Some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.  In addition, since our average lease life is approximately five years, we generally expect to be able to compensate for increased operating expenses through increased rental rates upon lease renewal or expiration.

Our costs associated with constructing buildings and completing renovation and tenant improvement work increased due to higher cost of materials.  We expect to recover a portion of these costs through higher tenant rents and reimbursements for tenant improvements.  The additional costs that we do not recover increase depreciation expense as projects are completed and placed into service.

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, you should refer to Note 2 to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of December 31, 2006, 93.1% of our fixed-rate debt was scheduled to mature after 2007.  As of December 31, 2006, 7.2% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of December 31, 2006, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 11.4%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at December 31, 2006 (dollars in thousands):

	For the Years Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Long term debt:
Fixed rate (1)	$83,818	$156,761	$61,791	$73,128	$108,854	$738,396	$1,222,748
Average interest rate	6.49%	6.42%	6.20%	5.98%	5.76%	7.27%	6.82%
Variable rate	$57,132	$218,447	$—	$—	$—	$—	$275,579
Average interest rate	7.20%	6.83%	—	—	—	—	7.05%

(1) Represents principal maturities only and therefore excludes net premiums of $210,000.

The fair market value of our debt was $1.50 billion at December 31, 2006 and $1.35 billion at December 31, 2005.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $48.4 million at December 31, 2006 and $41.9 million at December 31, 2005.

We occasionally use derivative instruments such as interest rate swaps to further reduce our exposure to changes in interest rates.  The following table sets forth information pertaining to our derivative contracts in place as of December 31, 2006 and 2005, and their respective fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006	2005
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(42)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(133)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(133)	N/A
					$(308)	$—

Based on our variable-rate debt balances, our interest expense would have increased by $3.2 million in 2006 and $3.6 million in 2005 if short-term interest rates were 1% higher.  Interest expense in 2006 was less sensitive to a change in interest rates than 2005 due primarily to our having a lower average variable-rate debt balance in 2006.

Item 8.    Financial Statements and Supplementary Data

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

I.  Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

None.

PART III

Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2007 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.1.10	Articles Supplementary of Corporate Office Properties Trust relating to the Series H Cumulative Redeemable Preferred Shares, dated December 11, 2003 (filed with the

EXHIBIT NO.	DESCRIPTION

Current Report on Form 8-K on December 12, 2003 and incorporated herein by reference).

3.1.11

Articles Supplementary of Corporate Office Properties Trust relating to the Series J Cumulative Redeemable Preferred Shares of Beneficial Interest (filed with the Company’s Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference).

3.1.12

Articles Supplementary of Corporate Office Properties Trust relating to the Series K Cumulative Redeemable Convertible Preferred Shares of Beneficial Interest (filed with the Company’s Current Report on Form 8-K dated January 16, 2007 and incorporated herein by reference).

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

3.6

Registration Rights Agreement, dated September 18, 2006, among Corporate Office Properties, L.P., Corporate Office Properties Trust, Banc of America Securities LLC and J.P. Morgan Securities Inc. (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

4.1

Indenture, dated as of September 18, 2006, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and Wells Fargo Bank, National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

4.2	3.50% Exchangeable Senior Note due 2026 of Corporate Office Properties, L.P. (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

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

10.1.21

Twentieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 29, 2006 (filed with the Company’s Current Report on Form 8-K dated July 6, 2006 and incorporated herein by reference).

10.1.22

Twenty First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 20, 2006 (filed with the Company’s Current Report on Form 8-K dated July 26, 2006 and incorporated herein by reference).

10.1.23

Twenty-Second Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 9, 2007 (filed with the Company’s Current Report on Form 8-K dated January 16, 2007 and incorporated herein by reference).

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

10.3.3*	Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan

EXHIBIT NO.	DESCRIPTION

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

10.6.3*

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

10.7.3*

Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.7.4*

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

EXHIBIT NO.	DESCRIPTION

10.9*

Employment Agreement, dated November 18, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Karen M. Singer (filed with the Company’s Current Report on Form 8-K on December 1, 2005 and incorporated herein by reference).

10.10*

Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

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

10.20	Option Agreement, dated March 1998, between the Operating Partnership and Comcourt

EXHIBIT NO.	DESCRIPTION

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

10.28

Common Stock Delivery Agreement, dated as of September 18, 2006, between Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

10.29

Purchase Agreement and Agreement and Plan of Merger, dated December 21, 2006, by and among the Corporate Office Properties Trust; Corporate Office Properties, L.P.; W&M Business Trust; and Nottingham Village, Inc. (filed herewith).

EXHIBIT NO.	DESCRIPTION

10.30	Purchase and Sale Agreement of Ownership Interests, dated December 21, 2006, by and between Corporate Office Properties, L.P. and Nottingham Properties, Inc. (filed herewith).

10.31	Description of Compensation of Non-Employee Trustees (filed herewith).

10.32	Description of annual cash incentive awards to executives (filed herewith).

12.1	Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: March 1, 2007	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: March 1, 2007	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jay H . Shidler	Chairman of the Board and	March 1, 2007
(Jay H. Shidler)	Trustee

/s/ Clay W. Hamlin, III	Vice Chairman of the Board and	March 1, 2007
(Clay W. Hamlin, III)	Trustee

/s/ Randall M. Griffin	President, Chief Executive	March 1, 2007
(Randall M. Griffin)	Officer and Trustee

/s/ Stephen E. Riffee	Executive Vice President and	March 1, 2007
(Stephen E. Riffee)	Chief Financial Officer
(Principal Financial Officer)

/s/ Colleen M. Crews	Vice President and Controller	March 1, 2007
(Colleen M. Crews)	(Principal Accounting Officer)

/s/ Thomas F. Brady	Trustee	March 1, 2007
(Thomas F. Brady)

/s/ Robert L. Denton	Trustee	March 1, 2007
(Robert L. Denton)

/s/ Steven D. Kesler	Trustee	March 1, 2007
(Steven D. Kesler)

/s/ Kenneth S. Sweet, Jr.	Trustee	March 1, 2007
(Kenneth S. Sweet, Jr.)

/s/ Kenneth D. Wethe	Trustee	March 1, 2007
(Kenneth D. Wethe)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 1, 2007

/s/ Randall M. Griffin	/s/ Stephen E. Riffee
Randall M. Griffin	Stephen E. Riffee
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To Board of Trustees and Shareholders of Corporate Office Properties Trust:

We have completed integrated audits of Corporate Office Properties Trust’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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
March 1, 2007

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2006	2005
Assets
Investment in real estate:
Operating properties, net	$1,812,883	$1,631,038
Projects under construction or development	298,427	255,617
Total commercial real estate properties, net	2,111,310	1,886,655
Investments in and advances to unconsolidated real estate joint ventures	—	1,451
Investment in real estate, net	2,111,310	1,888,106
Cash and cash equivalents	7,923	10,784
Restricted cash	52,856	21,476
Accounts receivable, net	26,367	15,606
Deferred rent receivable	41,643	32,579
Intangible assets on real estate acquisitions, net	87,325	90,984
Deferred charges, net	43,710	35,046
Prepaid and other assets	48,467	35,178
Total assets	$2,419,601	$2,129,759
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,298,537	$1,348,351
3.5% Exchangeable Senior Notes	200,000	—
Accounts payable and accrued expenses	68,190	41,693
Rents received in advance and security deposits	20,237	14,774
Dividends and distributions payable	19,164	16,703
Deferred revenue associated with acquired operating leases	11,120	12,707
Distributions in excess of investment in unconsolidated real estate joint venture	3,614	3,081
Fair value of derivatives	308	—
Other liabilities	7,941	4,727
Total liabilities	1,629,111	1,442,036
Minority interests:
Common units in the Operating Partnership	104,934	95,014
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	2,453	1,396
Total minority interests	116,187	105,210
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 7,590,000 at December 31, 2006 and 6,775,000 at December 31, 2005 (Note 11)	76	67
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 42,897,639 at December 31, 2006 and 39,927,316 at December 31, 2005	429	399
Additional paid-in capital	758,032	657,339
Cumulative distributions in excess of net income	(83,541)	(67,697)
Value of unearned restricted common share grants	—	(7,113)
Accumulated other comprehensive loss	(693)	(482)
Total shareholders’ equity	674,303	582,513
Total liabilities and shareholders’ equity	$2,419,601	$2,129,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues
Rental revenue	$260,493	$212,010	$182,860
Tenant recoveries and other real estate operations revenue	40,826	30,063	21,084
Construction contract revenues	52,182	74,357	25,018
Other service operations revenues	7,902	4,877	3,885
Total revenues	361,403	321,307	232,847
Expenses
Property operating expenses	94,504	72,253	58,982
Depreciation and other amortization associated with real estate operations	78,712	61,049	49,289
Construction contract expenses	49,961	72,534	23,733
Other service operations expenses	7,384	4,753	3,263
General and administrative expenses	16,936	13,534	10,938
Total operating expenses	247,497	224,123	146,205
Operating income	113,906	97,184	86,642
Interest expense	(71,378)	(54,872)	(42,148)
Amortization of deferred financing costs	(2,847)	(2,229)	(2,420)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	39,681	40,083	42,074
Equity in loss of unconsolidated entities	(92)	(88)	(88)
Income tax expense	(887)	(668)	(795)
Income from continuing operations before minority interests	38,702	39,327	41,191
Minority interests in income from continuing operations
Common units in the Operating Partnership	(4,060)	(4,670)	(5,306)
Preferred units in the Operating Partnership	(660)	(660)	(179)
Other consolidated entities	136	85	12
Income from continuing operations	34,118	34,082	35,718
Income from discontinued operations, net of minority interests	14,377	4,681	1,427
Income before gain (loss) on sales of real estate	48,495	38,763	37,145
Gain (loss) on sales of real estate, net of minority interests	732	268	(113)
Net income	49,227	39,031	37,032
Preferred share dividends	(15,404)	(14,615)	(16,329)
Issuance costs associated with redeemed preferred shares	(3,896)	—	(1,813)
Net income available to common shareholders	$29,927	$24,416	$18,890
Basic earnings per common share
Income from continuing operations	$0.37	$0.53	$0.53
Discontinued operations	0.35	0.12	0.04
Net income available to common shareholders	$0.72	$0.65	$0.57
Diluted earnings per common share
Income from continuing operations	$0.36	$0.51	$0.50
Discontinued operations	0.33	0.12	0.04
Net income available to common shareholders	$0.69	$0.63	$0.54

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Value of Unearned Restricted Common Share Grants	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003 (29,397,267 common shares outstanding)	85	294	492,886	(38,483)	(4,107)	(294)	450,381
Conversion of common units to common shares (326,108 shares)	—	3	8,038	—	—	—	8,041
Common shares issued to the public (5,033,600 shares)	—	50	115,184	—	—	—	115,234
Common shares issued to employees (4,000 shares)	—	—	91	—	—	—	91
Series B Preferred Shares redemption	(13)	—	(31,238)	—	—	—	(31,251)
Series D Preferred Share conversion	(5)	12	(7)	—	—	—	—
Increase in fair value of derivatives	—	—	—	—	—	294	294
Restricted common share grants issued (99,935 shares)	—	1	2,270	—	(2,271)	—	—
Value of earned restricted share grants	—	—	388	—	997	—	1,385
Exercise of share options (784,398 shares)	—	8	7,502	—	—	—	7,510
Expense associated with share options	—	—	519	—	—	—	519
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(19,360)	—	—	—	(19,360)
Increase in tax benefit from share-based compensation	—	—	1,955	—	—	—	1,955
Net income	—	—	—	37,032	—	—	37,032
Dividends	—	—	—	(49,907)	—	—	(49,907)
Balance at December 31, 2004 (36,842,108 common shares outstanding)	67	368	578,228	(51,358)	(5,381)	—	521,924
Conversion of common units to common shares (253,575 shares)	—	3	9,117	—	—	—	9,120
Common shares issued to the public (2,300,000 shares)	—	23	75,118	—	—	—	75,141
Decrease in fair value of derivatives	—	—	—	—	—	(482)	(482)
Restricted common share grants issued (130,975 shares)	—	1	3,480	—	(3,481)	—	—
Restricted common share cancellations (10,422 shares)	—	—	(205)	—	205	—	—
Value of earned restricted share grants	—	—	536	—	1,544	—	2,080
Exercise of share options (411,080 shares)	—	4	4,394	—	—	—	4,398
Expense associated with share options	—	—	93	—	—	—	93
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(12,888)	—	—	—	(12,888)
Decrease in tax benefit from share-based compensation	—	—	(534)	—	—	—	(534)
Net income	—	—	—	39,031	—	—	39,031
Dividends	—	—	—	(55,370)	—	—	(55,370)
Balance at December 31, 2005 (39,927,316 common shares outstanding)	67	399	657,339	(67,697)	(7,113)	(482)	582,513
Conversion of common units to common shares (245,793 shares)	—	3	11,075	—	—	—	11,078
Common shares issued to the public (2,000,000 shares)	—	20	82,413	—	—	—	82,433
Series J Preferred Shares issued to the public (3,390,000 shares)	34	—	81,823	—	—	—	81,857
Series E Preferred Shares redemption	(11)	—	(28,739)	—	—	—	(28,750)
Series F Preferred Shares redemption	(14)	—	(35,611)	—	—	—	(35,625)
Decrease in fair value of derivatives	—	—	—	—	—	(211)	(211)
Reversal of unearned restricted common share grants upon adoption of SFAS 123(R)	—	1	(5,169)	—	7,113	—	1,945
Exercise of share options (581,932 shares)	—	6	6,761	—	—	—	6,767
Expense associated with share-based compensation	—	—	3,833	—	—	—	3,833
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,255)	—	—	—	(16,255)
Increase in tax benefit from share-based compensation	—	—	562	—	—	—	562
Net income	—	—	—	49,227	—	—	49,227
Dividends	—	—	—	(65,071)	—	—	(65,071)
Balance at December 31, 2006 (42,897,639 common shares outstanding)	$76	$429	$758,032	$(83,541)	$—	$(693)	$674,303

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$49,227	$39,031	$37,032
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interests	7,800	6,464	5,826
Depreciation and other amortization	80,074	63,555	51,904
Amortization of deferred financing costs	2,981	2,240	2,431
Amortization of deferred market rental revenue	(1,904)	(426)	(931)
Equity in loss of unconsolidated entities	92	88	88
(Gain) loss on sales of real estate	(17,920)	(4,690)	150
Share-based compensation	3,833	2,173	1,904
Excess income tax benefits from share-based compensation	(562)	—	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(10,004)	(6,922)	(8,372)
(Increase) decrease in accounts receivable	(10,844)	1,165	(3,579)
Increase in restricted cash and prepaid and other assets	(7,098)	(14,260)	(7,859)
Increase in accounts payable, accrued expenses, and other liabilities	13,544	5,953	3,528
Increase in rents received in advance and security deposits	4,181	1,993	2,322
Other	(249)	(420)	50
Net cash provided by operating activities	113,151	95,944	84,494
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(282,099)	(499,926)	(251,982)
Proceeds from sales of properties	46,704	29,467	—
Proceeds from sale of unconsolidated real estate joint venture	1,524	—	—
Proceeds from contribution of assets to unconsolidated real estate joint venture	—	68,633	—
Acquisition of partner interests in consolidated joint ventures	(5,250)	(1,208)	(4,928)
Investments in and advances from (to) unconsolidated entities	454	(130)	(146)
Distributions from unconsolidated entities	499	250	—
Leasing costs paid	(10,480)	(9,272)	(11,024)
Advances to certain real estate joint ventures	—	—	(515)
Decrease (increase) in restricted cash associated with investing activities	5,260	(5,620)	1,183
Purchases of furniture, fixtures and equipment	(8,109)	(2,434)	(1,308)
Other	(2,337)	(61)	—
Net cash used in investing activities	(253,834)	(420,301)	(268,720)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	673,176	889,399	573,879
Proceeds from 3.5% Exchangeable Senior Notes	200,000	—	—
Repayments of mortgage and other loans payable	(762,590)	(580,642)	(421,621)
Deferred financing costs paid	(6,605)	(4,307)	(3,436)
Increase in other liabilities associated with financing activities	—	—	4,000
Distributions paid to partners in consolidated joint ventures	(787)	—	—
Net proceeds from issuance of common shares	89,202	79,539	122,744
Net proceeds from issuance of preferred shares	81,857	—	—
Redemption of preferred shares	(64,375)	—	(31,251)
Dividends paid	(62,845)	(53,587)	(47,551)
Distributions paid	(10,422)	(9,677)	(8,435)
Excess income tax benefits from share-based compensation	562	—	—
Other	649	595	237
Net cash provided by financing activities	137,822	321,320	188,566
Net (decrease) increase in cash and cash equivalents	(2,861)	(3,037)	4,340
Cash and cash equivalents
Beginning of period	10,784	13,821	9,481
End of period	$7,923	$10,784	$13,821

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of December 31, 2006, our investments in real estate included the following:

•                  170 wholly owned operating properties in our portfolio totaling 15.1 million square feet;

•                  16 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and two wholly owned office properties totaling approximately 129,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 1,048 acres that we believe are potentially developable into approximately 8.4 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2006 and 2005 follows:

	December 31,
	2006	2005
Common Units	83%	82%
Series E Preferred Units (1)	N/A	100%
Series F Preferred Units (1)	N/A	100%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units (2)	100%	N/A

(1)          These preferred units were redeemed in 2006.

(2)          These preferred units were issued in 2006.

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

In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the “Service Companies”):

Entity Name	Type of Service Business
COPT Property Management Services, LLC (“CPM”)	Real Estate Management
COPT Development & Construction Services, LLC (“CDC”)	Construction and Development
Corporate Development Services, LLC (“CDS”)	Construction and Development
COPT Environmental Systems, LLC (“CES”) (1)	Heating and Air Conditioning

(1) Prior to 2007, CES’s name was Corporate Cooling and Controls, LLC.

Most of the services that CPM provides are for us.  CDC, CDS and CES provide services to us and to third parties.

2.             Summary of Significant Accounting Policies

Basis of Presentation

We generally use three different accounting methods to report our investments in entities: the consolidation method, the equity method and the cost method.  These methods are described below.

Consolidation Method

We generally use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation  No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), we also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary.  Generally, FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

•                  the Service Companies; and

•                  Corporate Office Properties Holdings, Inc. (of which we own 100%).

Equity Method

We generally use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations.  FIN 46(R) affects our determination of when to use the equity method of accounting since we would generally use the equity method for VIEs of which we are not the primary beneficiary.  Under the equity method, we report:

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

Commercial Real Estate Properties

We report commercial real estate properties at our depreciated cost.  The amounts reported for our commercial real estate properties include our costs of:

•                  acquisitions;

•                  development and construction;

•                  building and land improvements; and

•                  tenant improvements paid by us.

We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities.  We continue to capitalize these costs while construction and development activities are underway until a property becomes “operational,” which occurs upon the earlier of when leases commence on space or one year after the cessation of major construction activities.  When leases commence on portions of a newly-constructed property’s space in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.”  When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction.  We start depreciating newly-constructed properties as they become operational.

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

When we sell an operating property, or determine that an operating property is held for sale, and determine that we have no significant continuing involvement in such property, we classify the results of operations for such property as discontinued operations. Interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations.  When properties included in the borrowing base to support lines of credit are classified as discontinued operations, we allocate a portion of such credit lines’ interest expense to discontinued operations; we compute this allocation based on the percentage that the related properties represent of all properties included in the borrowing base to support such credit lines.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments that mature three months or less from when they are purchased.  Cash equivalents are reported at cost, which approximates fair value.  We maintain our cash in bank accounts in amounts that may exceed federally insured limits at times.  We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $252 at December 31, 2006 and $421 at December 31, 2005.

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

When tenants terminate their lease obligations prior to the end of their agreed lease terms, they typically pay fees to cancel these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.  When a tenant’s lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

We recognize tenant recovery revenue in the same periods in which we incur the related expenses.  Tenant recovery revenue includes payments from tenants as reimbursement for property taxes, utilities and other property operating expenses.

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

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled “Acquisitions of Real Estate.”  We amortize the intangible assets and deferred revenue as follows:

•	Lease to market value	Related lease terms
•	Lease-up value	Related lease terms or estimated period of time that tenant will lease space in property
•	Deemed cost avoidance	Related lease terms
•	Tenant relationship value	Estimated period of time that tenant will lease space in property
•	Market concentration premium	40 years

We recognize the amortization of lease to market value assets and deferred revenues as adjustments to rental revenue reported in our Consolidated Statements of Operations; we refer to this amortization as amortization of origination value of leases on acquired properties.  We recognize the amortization of other intangible assets on real estate acquisitions as depreciation and amortization expense on our Consolidated Statements of Operations.

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

Derivatives

We are exposed to the effect of interest rate changes in the normal course of business.  We use interest rate swap, interest rate cap and forward starting swap agreements in order to attempt to reduce the impact of such interest rate changes.  Interest rate differentials that arise under interest rate swap and interest rate cap contracts are recognized in interest expense over the life of the respective contracts.  Interest rate differentials that arise under forward starting swaps are recognized in interest expense over the life of the respective loans for which such swaps are obtained.  We do not use such derivatives for trading or speculative purposes.  We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We recognize all derivatives as assets or liabilities in the balance sheet at fair value with the offset to:

•                  the accumulated other comprehensive loss component of shareholders’ equity (“AOCL”), net of the share attributable to minority interests, for any derivatives designated as cash flow hedges to the extent such derivatives are deemed effective in hedging risks (risk in the case of our existing derivatives being defined as changes in interest rates);

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$34,118	$34,082	$35,718
Add (less): Gain (loss) on sales of real estate, net	732	268	(113)
Less: Preferred share dividends	(15,404)	(14,615)	(16,329)
Less: Issuance costs associated with redeemed preferred shares	(3,896)	—	(1,813)
Numerator for basic EPS from continuing operations	15,550	19,735	17,463
Add: Convertible preferred share dividends	—	—	21
Numerator for diluted EPS from continuing operations	15,550	19,735	17,484
Add: Income from discontinued operations, net	14,377	4,681	1,427
Less: Convertible preferred share dividends	—	—	(21)
Numerator for basic EPS on net income available to common shareholders	29,927	24,416	18,890
Add: Convertible preferred share dividends	—	—	21
Numerator for diluted EPS on net income available to common shareholders	$29,927	$24,416	$18,911
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	41,463	37,371	33,173
Dilutive effect of share-based compensation awards	1,799	1,626	1,675
Assumed conversion of convertible preferred shares	—	—	134
Denominator for diluted EPS	43,262	38,997	34,982

Basic EPS:
Income from continuing operations	$0.37	$0.53	$0.53
Income from discontinued operations	0.35	0.12	0.04
Net income available to common shareholders	$0.72	$0.65	$0.57
Diluted EPS
Income from continuing operations	$0.36	$0.51	$0.50
Income from discontinued operations	0.33	0.12	0.04
Net income available to common shareholders	$0.69	$0.63	$0.54

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator For the Years Ended December 31,
	2006	2005	2004
Conversion of weighted average common units	8,511	8,702	8,726
Conversion of weighted average convertible preferred units	176	176	48
Share-based compensation awards	—	206	226

As discussed in Note 9, the Operating Partnership issued on September 18, 2006 a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate of 18.4284 shares per $1,000 principal amount of the notes (exchange rate is as of December 31, 2006 and is equivalent to an exchange price of $54.30 per common share).  The Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during the period over which the notes were outstanding was less than $54.30.

Share-Based Compensation

We have historically issued two forms of share-based compensation: share options and restricted shares.  Prior to January 1, 2006, our general method for accounting for these forms of share-based compensation was as follows:

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

Prior to our adoption of SFAS 123(R), we provided disclosures in our financial statements for years prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In computing the amounts that appeared in these disclosures, we accounted for forfeitures as they occurred.  SFAS 123(R) requires that share-based compensation be computed based on awards that are ultimately expected to vest.  As a result, future forfeitures of awards are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  SFAS 123(R) also requires that companies make a one-time cumulative effect adjustment upon adoption of the standard to record the effect that estimated future forfeitures of outstanding awards would have on expenses previously recognized in the companies’ financial statements; we did not record such a cumulative effect adjustment since we determined that the effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  The amounts included in our Consolidated Statements of Operations for share-based compensation in the twelve months ended December 31, 2006 reflected an estimate of pre-vesting forfeitures of approximately 5%.

In the disclosures that we provided in our financial statements for years prior to 2006 that summarized what our operating results would have been if we had elected to account for our share-based compensation under the fair value provisions of SFAS 123, we did not capitalize costs associated with share-based compensation.  Effective upon our adoption of SFAS 123(R), we began capitalizing costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

We compute the fair value of share options under SFAS 123(R) using the Black-Scholes option-pricing model.  Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected option life is based on our historical experience of employee exercise behavior.  Expected volatility is based on historical volatility of our common shares.  Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

Fair Value of Financial Instruments

Our financial instruments include primarily notes receivable, debt and interest rate derivatives.  The carrying or contract values of notes receivable approximated their fair values at December 31, 2006 and 2005.  You should refer to Notes 9 and 10 for fair value of debt and derivative information.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the effect, if any, that implementing FIN 48 will have on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  There have historically been two widely recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet.  Conversely, the iron-curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006.  Our adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

3.             Concentration of Rental Revenue

Major Tenants

The following table summarizes the percentage of our total rental revenue earned from (1) individual tenants that accounted for at least 5% of our total rental revenue and (2) the aggregate of the five tenants from which we recognized the most rental revenue in the respective years:

	For the Years Ended December 31,
	2006	2005	2004
United States Government	13%	11%	11%
Booz Allen Hamilton, Inc.	7%	6%	5%
Computer Sciences Corporation	N/A	5%	6%
AT&T Local Services (1)	N/A	N/A	6%
Five largest tenants	32%	30%	33%

(1)  Includes affiliated organizations and agencies.

Geographical Concentration

We derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions.  The table below sets forth certain of these concentrations:

	Percentage of Total Rental Revenue
	from Real Estate Operations
	for the Years Ended December 31,
	2006	2005	2004
Mid-Atlantic	95%	99%	100%
Greater Washington, D.C. (1)	78%	83%	79%
Baltimore/Washington Corridor	48%	49%	49%

(1)          Comprised of our properties in the Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel), Northern Virginia (defined as Fairfax County, Virginia), Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick) and St. Mary’s and King George Counties (located in Maryland and Virginia, respectively).

Substantially all of our construction contract and service operations revenues were derived from operations in the Greater Washington, D.C. region.

4.             Commercial Real Estate Properties

Operating properties consisted of the following:

	December 31,
	2006	2005
Land	$343,098	$314,719
Buildings and improvements	1,689,359	1,491,254
	2,032,457	1,805,973
Less: accumulated depreciation	(219,574)	(174,935)
	$1,812,883	$1,631,038

Projects we had under construction or development consisted of the following:

	December 31,
	2006	2005
Land	$153,436	$117,434
Construction in progress	144,991	138,183
	$298,427	$255,617

2006 Acquisitions

We acquired the following office properties in 2006:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
North Creek	Colorado Springs, CO	5/18/2006	3	324,549	$41,508
1915 & 1925 Aerotech Drive	Colorado Springs, CO	6/8/2006	2	75,892	8,378
7125 Columbia Gateway Drive	Columbia, MD (1)	6/29/2006	1	611,379	74,168
			6	1,011,820	$124,054

(1) Located in the Baltimore/Washington Corridor.

The table below sets forth the allocation of the acquisition costs of the properties described above:

	North Creek	1915 & 1925 Aerotech Drive	7125 Columbia Gateway Drive	Total
Land, operating properties	$2,735	$1,113	$17,126	$20,974
Building and improvements	34,161	6,161	46,964	87,286
Intangible assets on real estate acquisitions	5,694	1,235	11,959	18,888
Total assets	42,590	8,509	76,049	127,148
Deferred revenue associated with acquired operating leases	(1,082)	(131)	(1,881)	(3,094)
Total acquisition cost	$41,508	$8,378	$74,168	$124,054

We also acquired the following properties in 2006:

•                  a property located in Colorado Springs, Colorado containing a 74,749 square foot building that will be redeveloped and a four-acre parcel of land that we believe can support approximately 30,000 developable square feet for $2,602 on January 19, 2006;

•                  a 31-acre parcel of land located in San Antonio, Texas that we believe can support approximately 375,000 developable square feet for $7,430 on January 20, 2006;

•                  a six-acre parcel of land located in Hanover, Maryland that we believe can support approximately 60,000 developable square feet for $2,141 on February 28, 2006 (Hanover, Maryland is located in the Baltimore/Washington Corridor);

•                  a 20-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 300,000 developable square feet for $1,060 on April 21, 2006;

•                  a 13-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 150,000 developable square feet for $2,263 on May 19, 2006;

•                  a 178-acre parcel of land located in Annapolis Junction, Maryland, located adjacent to the National Business Park, that we believe can support approximately 1.25 million developable square feet for $26,833 on June 29, 2006 (Annapolis Junction, Maryland is located in the Baltimore/Washington Corridor);

•                  a five-acre parcel of land located in Columbia, Maryland that we believe can support approximately 120,000 developable square feet for $3,361 on June 29, 2006;

•                  a 28-acre parcel of land located in Chesterfield, Virginia on September 15, 2006 that was acquired under the terms of a lease for a 193,000 square foot building that we are constructing on the property (Chesterfield, Virginia, which is located in Greater Richmond, Virginia, is included in our “other” business segment).  The fair value of the land and closing costs associated with the title transfer totaled $1,303; and

•                  approximately 500 acres of the 591-acre former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland for a value of $5,576 (Washington County, Maryland is included in our “other” business segment); we expect to acquire the remaining 91 acres in 2007.  The 591-acre parcel is anticipated to accommodate a total of 1.7 million square feet of office space and 673 residential units, including approximately 306,000 square feet of existing office space and 110 existing rentable residential units.

In addition, we acquired the following properties through consolidated real estate joint ventures in 2006:

•                  a land parcel located in the Baltimore/Washington Corridor, with a value upon our acquisition of $4,564, on February 10, 2006 through Commons Office 6-B, LLC, a 50% owned consolidated joint venture constructing an office property totaling approximately 44,000 square feet; and

•                  a 153-acre parcel of land located near the Indian Head Naval Surface War Center in Charles County, Maryland,  with a value upon our acquisition of $2,905, on October 23, 2006 through COPT-FD Indian Head, LLC, a 75% owned consolidated joint venture (Charles County, Maryland is included in our “other” business segment).

We describe these joint ventures further in Note 5.

2006 Construction and Development Activities

During 2006, we had seven properties totaling 866,000 square feet (four located in the Baltimore/Washington Corridor and one each in Northern Virginia, Colorado Springs, Colorado and St. Mary’s County, Maryland) become fully operational and had one property in the Baltimore/Washington Corridor become partially operational due to 68,196 square feet being placed into service.

As of December 31, 2006, we had construction underway on four new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through a 50% joint venture) and one each in Suburban Baltimore, Colorado Springs, Colorado, Chesterfield, Virginia and Southwest Virginia.  We also had development activities underway on five new buildings located in the Baltimore/Washington Corridor (including one owned through a joint venture), two each in Suburban Maryland and Colorado Springs, Colorado (one of which we own a 50% undivided interest) and one each in Suburban Baltimore and King George County, Virginia.  In addition, we had redevelopment underway on two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and one in Colorado Springs) and two buildings owned by a joint venture (one is located in Northern Virginia and one in the Baltimore/Washington Corridor).

2006 Dispositions

We sold the following operating properties in 2006:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
Lakeview at the Greens	Laurel, Maryland (1)	2/6/2006	2	141,783	$17,000	$2,087
68 Culver Road	Dayton, New Jersey	3/8/2006	1	57,280	9,700	335
710 Route 46	Fairfield, New Jersey	7/26/2006	1	101,263	15,750	4,498
230 Schilling Circle	Hunt Valley, Maryland (2)	8/9/2006	1	107,348	13,795	951
7 Centre Drive	Monroe, New Jersey	8/30/2006	1	19,468	3,000	684
Brown’s Wharf	Baltimore, Maryland	9/28/2006	1	104,203	20,300	8,476
			7	531,345	$79,545	$17,031

(1)   Located in the Suburban Maryland region.

(2)   Located in the Suburban Baltimore region.

We also sold the following in 2006:

•                  A newly constructed property in Columbia, Maryland for $2,530 on January 17, 2006.  We recognized a gain of $111 on this sale; and

•                  A two-acre parcel of land located in Linthicum Heights, Maryland for $900 on September 7, 2006.  We recognized a gain of $165 on this sale.

2005 Acquisitions

We acquired the following office properties in 2005:

				Total
		Date of	Number of	Rentable
Project Name	Location	Acquisition	Buildings	Square Feet	Initial Cost
8611 Military Drive	San Antonio, TX	3/30/2005	2	468,994	$30,845
Rockville Corporate Center	Rockville, MD (1)	4/7/2005	2	221,702	37,617
7175 Riverwood Drive	Columbia, MD (2)	7/27/2005	1	26,500	2,456
Gateway Crossing 95	Columbia, MD (2)	9/19/2005	5	188,819	26,060
Patriot Park I & II	Colorado Springs, CO	9/28/2005	2	135,907	17,949
1670 N. Newport Road	Colorado Springs, CO	9/30/2005	1	67,500	9,056
110 Thomas Johnson Drive	Frederick, MD (1)	10/21/2005	1	117,803	16,099
7015 Albert Einstein Drive	Columbia, MD (2)	12/1/2005	1	61,203	9,428
Interquest 3 & 4	Colorado Springs, CO	12/22/2005	2	113,170	11,443
Hunt Valley/Rutherford portfolios	Hunt Valley/Woodlawn, MD (3)	12/22/2005	21	1,106,866	123,988
			38	2,508,464	$284,941

(1)          Located in the Suburban Maryland region.

(2)          Located in the Baltimore/Washington Corridor region.

(3)          Located in the Suburban Baltimore region.

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

The table below sets forth the allocation of the acquisition costs of the properties described above:

8611 Military Drive	Rockville Corporate Center	7175 Riverwood Drive	Gateway Crossing 95	Patriot Park I & II	1670 N. Newport Road	110 Thomas Johnson Drive	7015 Albert Einstein Drive	9950 & 9960 Federal Drive	Hunt Valley/ Rutherford	2900 Towerview Road	7468 Candlewood Road	Total
Land, operating properties	$11,007	$6,222	$1,788	$5,533	$1,303	$851	$2,810	$2,054	$1,572	$18,715	$3,207	$—	$55,062
Land, construction or development	—	—	—	—	—	—	—	—	—	—	1,261	5,598	6,859
Building and improvements	19,838	28,925	763	17,582	14,333	6,989	12,075	6,084	8,913	87,933	4,467	—	207,902
Construction in progress	—	—	—	—	—	—	—	—	—	—	3,526	13,624	17,150
Intangible assets on real estate acquisitions	—	4,004	113	3,317	2,358	1,216	1,214	1,290	1,678	20,527	1,412	—	37,129
Total assets	30,845	39,151	2,664	26,432	17,994	9,056	16,099	9,428	12,163	127,175	13,873	19,222	324,102
Deferred revenue associated with acquired operating leases	—	(1,534)	(208)	(372)	(45)	—	—	—	(720)	(3,187)	(1,501)	—	(7,567)
Total acquisition cost	$30,845	$37,617	$2,456	$26,060	$17,949	$9,056	$16,099	$9,428	$11,443	$123,988	$12,372	$19,222	$316,535

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

•                  a ten-acre parcel of land adjacent to the Rockville Corporate Center for $6,234 on April 7, 2005.  We commenced development on a portion of this land parcel in 2006;

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

•                  a four-acre parcel of land located in Columbia, Maryland that is adjacent to 7175 Riverwood Drive for $1,367 on July 27, 2005.  We commenced development on a portion of this land parcel in 2006;

•                  a 50% undivided interest in a 132-acre land parcel, subject to a cotenancy agreement, in Colorado Springs, Colorado for $10,757 on September 28, 2005.  We commenced development on a portion of this land parcel in 2006; and

•                  a six-acre parcel of land located in Frederick, Maryland that is adjacent to 110 Thomas Johnson Drive for $1,092 on October 21, 2005.  We commenced development on a portion of this land parcel in 2006.

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

On September 8, 2005, we sold three office properties totaling 152,731 square feet located in the Northern Central New Jersey region for a total sale price of $22,458.  We recognized a total gain of $4,324 on this sale.

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

5.                                      Real Estate Joint Ventures

Our investments in and advances to unconsolidated real estate joint ventures accounted for using the equity method of accounting included the following:

								Total	Maximum
	Balance at December 31,				Date		Nature of	Assets at	Exposure
	2006		2005		Acquired	Ownership	Activity	12/31/2006	to Loss (1)

Harrisburg Corporate Gateway Partners, L.P.	$(3,614	)(2)	$(3,081	)(2)	9/29/2005	20%	Operates 16 buildings(3)	$75,895	$—
Route 46 Partners	—		1,451	(4)	3/14/2003	20%	Operates one building(5)	$—	N/A

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

(2)       The carrying amount of our investment in this joint venture is lower than our share of the equity in the joint venture by $5,072 at December 31, 2006 and $5,204 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.   This difference will continue to exist to the extent the nature of our continuing involvement in the joint venture does not change.

(3)       This joint venture’s property is located in Greater Harrisburg, Pennsylvania.

(4)       As discussed further below, the joint venture sold the property on July 26, 2006, after which the joint venture was dissolved.  The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $1,370 at December 31, 2005 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.

(5)       This joint venture’s property was located in Fairfield, New Jersey.

On July 26, 2006, Route 46 Partners sold its property for $27,000.  After the sale, the joint venture was dissolved.  We recognized a gain of $563 on the disposition of our joint venture interest.

A two-member management committee is responsible for making major decisions (as defined in the joint venture agreement) for Harrisburg Corporate Gateway Partners, L.P., and we control one of its management committee positions.  We have additional commitments pertaining to our real estate joint venture that are disclosed in Note 19.

The following table sets forth a combined condensed balance sheet for our unconsolidated joint ventures:

	December 31,
	2006	2005
Commercial real estate property	$ 72,688	$ 94,552
Other assets	3,207	8,006
Total assets	$ 75,895	$ 102,558

Liabilities	$ 67,350	$ 82,550
Owners’ equity	8,545	20,008
Total liabilities and owners’ equity	$ 75,895	$ 102,558

The following table sets forth a combined condensed statement of operations for Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners:

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$ 11,521	$ 5,850	$ 3,054
Property operating expenses	(4,067)	(2,351)	(1,461)
Interest expense	(4,224)	(1,843)	(847)
Depreciation and amortization expense	(4,464)	(1,490)	(514)
Gain on sale	4,032	—	—
Net income	$ 2,798	$ 166	$ 232

The table above includes net income from Route 46 Partners of $3,501 for 2006, the year in which it was dissolved.  Our joint venture partner in Route 46 Partners had preference in receiving distributions of cash flows for a defined return.  We were not entitled to receive distributions for a defined return until our partner received its defined return.  We did not recognize income from our investment in Route 46 Partners in 2004, 2005 and 2006 until the dissolution of the entity since the income earned by the entity in those periods did not exceed our partner’s defined return until that point in time.  Upon dissolution of the entity, we recognized income from our investment of $60, excluding the $563 gain on disposition of the joint venture interest discussed above.

As described in Note 4, we acquired the following interests in consolidated real estate joint ventures in 2005 and 2006:

•                  a 92.5% interest in COPT Opportunity Invest I, LLC.  This joint venture identifies and acquires properties to renovate into Class A office space and complete such renovations.  On December 20, 2005, we acquired two properties through this joint venture;

•                  a 50% interest in Commons Office 6-B, LLC.  On February 10, 2006, this entity acquired a land parcel located in Hanover, Maryland, on which an office property totaling approximately 44,000 square feet is under construction; and

•                  a 75% interest in COPT—FD Indian Head, LLC.  This entity acquired a 153-acre land parcel located near the Indian Head Naval Surface War Center in Charles County, Maryland on October 23, 2006

The table below sets forth information pertaining to our investments in consolidated joint ventures at December 31, 2006:

		Ownership			Total	Collateralized
	Date	% at	Nature of		Assets at	Assets at
	Acquired	12/31/2006	Activity		12/31/2006	12/31/2006
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties	(1)	$ 41,696	$ —
Commons Office 6-B, LLC	2/10/2006	50.0%	Developing land parcel	(2)	7,287	7,287
MOR Forbes 2 LLC	12/24/2002	50.0%	Developing land parcel	(3)	4,155	3,734
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel	(4)	2,969	—
					$ 56,107	$ 11,021

(1)          This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2)          This joint venture’s property is located in Hanover, Maryland (located in the Baltimore/Washington Corridor region).

(3)          This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(4)          This joint venture’s property is located in Charles County, Maryland (included in our “Other” business segment).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 19.

6.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	December 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$ 105,719	$ 38,279	$ 67,440	$ 92,812	$ 20,824	$ 71,988
Lease cost portion of deemed cost avoidance	12,880	5,819	7,061	11,054	3,991	7,063
Lease to market value	10,623	7,178	3,445	9,772	5,277	4,495
Tenant relationship value	9,371	1,178	8,193	6,349	130	6,219
Market concentration premium	1,333	147	1,186	1,333	114	1,219
	$ 139,926	$ 52,601	$ 87,325	$ 121,320	$ 30,336	$ 90,984

Amortization of the intangible asset categories set forth above totaled $20,675 in 2006, $12,525 in 2005 and $9,739 in 2004.  The approximate weighted average amortization periods of the categories set forth below follow: lease-up value: 11 years; lease cost portion of deemed cost avoidance: six years; lease to market value: five years; tenant relationship value: nine years; and market concentration premium: 36 years.  The approximate weighted average amortization period for all of the categories combined is ten years.  Estimated amortization expense associated with the intangible asset categories set forth above for 2007 is $14.3 million, 2008 is $12.7 million, 2009 is $11.4 million, 2010 is $8.4 million and 2011 is $6.6 million.

7.             Deferred Charges

Deferred charges consisted of the following:

	December 31,
	2006	2005
Deferred leasing costs	$ 52,263	$ 42,752
Deferred financing costs	28,275	21,574
Goodwill	1,853	1,853
Deferred other	155	155
	82,546	66,334
Accumulated amortization	(38,836)	(31,288)
Deferred charges, net	$ 43,710	$ 35,046

8.             Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	December 31,
	2006	2005
Construction contract costs incurred in excess of billings	$ 18,324	$ 15,277
Furniture, fixtures and equipment	10,495	4,302
Prepaid expenses	9,059	7,007
Other assets	10,589	8,592
Prepaid and other assets	$ 48,467	$ 35,178

9.             Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount Under Debt at	Carrying Value at December 31,		Stated Interest Rates	Maturity Dates at
	December 31, 2006	2006	2005	at December 31, 2006	December 31, 2006
Mortgage and other loans payable:
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$ 500,000	$ 185,000	$ 273,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	1,020,619	921,265	3.00% - 9.48% (3)	2007 - 2034 (4)
Variable rate construction loan facilities	72,207	56,079	70,238	LIBOR + 1.40% to 2.20%	2007 - 2008 (5)
Other variable rate mortgage loans	N/A	34,500	82,800	LIBOR + 1.20% to 1.50%	September 2007 (6)
Total mortgage loans		1,111,198	1,074,303

Note payable
Unsecured seller notes	N/A	2,339	1,048	0% - 5.95%	2007-2008
Total mortgage and other loans payable		1,298,537	1,348,351

3.5% Exchangeable Senior Notes	N/A	200,000	—	3.50%	September 2026 (7)
Total debt		$ 1,498,537	$ 1,348,351

(1)       The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)       Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $210 at December 31, 2006 and $1,391 at December 31, 2005.

(3)       The weighted average interest rate on these loans was 5.6% at December 31, 2006.

(4)       A loan with a balance of $4,893 at December 31, 2006 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)       At December 31, 2006, $33,447 in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)       At December 31, 2006, the $34,500 loan scheduled to mature in 2007 may be extended for a one-year period, subject to certain conditions.

(7)       Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.

On September 18, 2006, the Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.4284 shares per $1,000 principal amount of the notes (exchange rate is as of December 31, 2006 and is equivalent to an exchange price of $54.30 per common share).  On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part.  The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to September 11, 2011, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.

In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral.  As of December 31, 2006, a majority of our real estate properties were collateralized on loan obligations or, in the case of our Revolving Credit Facility with Wachovia Bank, National Association (the “Revolving Credit Facility”), identified by us to support repayment of the loan.  Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness.  As of December 31, 2006, we were in compliance with these financial covenants.

Our debt matures on the following schedule:

2007	$ 140,950
2008	375,208
2009	61,791
2010	73,128
2011	108,854
Thereafter	738,396
Total	$ 1,498,327	(1)

(1)  Represents principal maturities only and therefore excludes net premiums of $210.

We estimate that the fair value of our debt was $1,510,698 at December 31, 2006 and $1,345,789 at December 31, 2005.

Weighted average borrowings under our Revolving Credit Facility totaled $290,660 in 2006 and $272,267 in 2005.  The weighted average interest rate on this credit facility was 6.42% in 2006 and 4.62% in 2005.

On June 24, 2005, we amended our Revolving Credit Facility.  Under the amendment, the maximum principal amount was increased from $300,000 to $400,000, with a right to further increase the maximum principal amount in the future to $600,000, subject to certain conditions.  In addition, the scheduled maturity date was extended for one year to March 2008, with a one-year extension available, subject to certain conditions.  On July 3, 2006, we exercised our right to increase the borrowing capacity under our Revolving Credit Facility from $400,000 to $500,000.  The borrowing capacity under the Revolving Credit Facility is generally computed based on 65% of the value of assets identified by us to support repayment of the loan.  As of December 31, 2006, the maximum amount of borrowing capacity under this line of credit totaled $431,500, of which $245,500 was available.

We capitalized interest costs of $14,559 in 2006, $9,871 in 2005 and $5,112 in 2004.

10.          Derivatives

The following table sets forth our derivative contracts and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2006	2005
Interest rate swap	$ 50,000	5.0360%	3/28/2006	3/30/2009	$ (42)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(133)	N/A
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(133)	N/A
Forward starting swap	73,400	5.0244%	7/15/2005	N/A	N/A	N/A
					$ (308)	$ —

We designated these derivatives as cash flow hedges.  The first three contracts set forth above hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.  The last contract set forth above represents a forward starting swap into which we entered to lock in the 10-year LIBOR swap rate in contemplation of our obtaining a long-term, fixed rate financing later in 2005.  We obtained this long-term financing in October 2005 and cash settled the swap at that time for a payment of $603.  This payment represented the present value of the basis point differential between 5.0244% and the 10-year LIBOR swap rate at the time we cash settled the swap, plus accrued interest.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Years Ended December 31,
	2006	2005	2004
(Decrease) increase in fair value applied to AOCL(1) and minority interests	$ (308)	$ —	$ 390
Increase in fair value recognized as gain (2)	—	—	77

(1)          AOCL is defined in Note 2.

(2)          Included in interest expense on our Consolidated Statements of Operations.

The $603 discussed above that we paid to cash settle the forward-starting swap was recorded to AOCL and will be amortized into interest expense over the ten-year term of the loan it was hedging.

11.                               Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	December 31,
	2006	2005
1,265,000 designated as Series E Cumulative Redeemable Preferred Shares of beneficial interest (1,150,000 shares issued with an aggregate liquidation preference of $28,750)	$ —	$ 11
1,425,000 designated as Series F Cumulative Redeemable Preferred Shares of beneficial interest (1,425,000 shares issued with an aggregate liquidation preference of $35,625)	—	14
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	22	22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	—
Total preferred shares	$ 76	$ 67

Set forth below is a summary of additional information pertaining to our preferred shares of beneficial interest:

Series of Preferred Share of Beneficial Interest	# of Shares Issued	Month of Issuance	Annual Dividend Yield (1)	Annual Dividend Per Share	Earliest Redemption Date
Series E	1,150,000	April 2001	10.250%	2.56250	NA (2)
Series F	1,425,000	September 2001	9.875%	2.46875	NA (3)
Series G	2,200,000	August 2003	8.000%	2.00000	8/11/2008
Series H	2,000,000	December 2003	7.500%	1.87500	12/18/2008
Series J	3,390,000	July 2006	7.625%	1.90625	7/20/2011

(1) Yield computed based on $25 per share redemption price.

(2) All outstanding Series E Preferred Shares were redeemed on July 15, 2006.

(3) All outstanding Series F Preferred Shares were redeemed on October 15, 2006.

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

On July 15, 2006, we redeemed all of the outstanding 10.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest (the “Series E Preferred Shares”) at a price of $25 per share, or $28,750.  On October 15, 2006, we redeemed all of the outstanding Series F Cumulative Redeemable Preferred Shares of beneficial interest (the “Series F Preferred Shares”) at a price of $25 per share, or $35,625.  We recognized a $3,896 decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E and Series F Preferred Shares at the time of the redemption.

On July 20, 2006, we completed the sale of 3.39 million Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) at a price of $25.00 per share.  We contributed the net proceeds after offering costs totaling $81,857 to our Operating Partnership in exchange for 3.39 million Series J Preferred Units.  The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.

Common Shares

In September 2005, we sold 2.3 million common shares to an underwriter at a net price of $32.76 per share.  We contributed the net proceeds after offering costs totaling $75,170 to our Operating Partnership in exchange for 2.3 million common units.

In April 2006, we sold 2.0 million common shares to an underwriter at a net price of $41.31 per share.  We contributed the net proceeds after offering costs totaling $82,433 to our Operating Partnership in exchange for 2.0 million common units.

Over the three years ended December 31, 2006, common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit in the amount of 245,793 in 2006, 253,575 in 2005 and 326,108 in 2004.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Years Ended December 31,
	2006	2005	2004
Beginning balance	$ (482)	$ —	$ (294)
Unrealized (loss) gain on derivatives, net of minority interests	(262)	(482)	294
Realized loss on derivatives, net of minority interests	51	—	—
Ending balance	$ (693)	$ (482)	$ —

The table below sets forth our comprehensive income:

	For the Years Ended December 31,
	2006	2005	2004
Net income	$ 49,227	$ 39,031	$ 37,032
Unrealized (loss) gain on derivatives, net of minority interests	(262)	(482)	294
Realized loss on derivatives, net of minority interests	51	—	—
Total comprehensive income	$ 49,016	$ 38,549	$ 37,326

12.          Share-based Compensation and Employee Benefit Plans

Share-based Compensation Plans

In 1993, we adopted a share option plan for our Trustees under which we have 75,000 common shares reserved for issuance.  These options expire ten years after the date of grant and are all exercisable.  Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.  As of December 31, 2006, there were no awards available for future grant under this plan.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees.  This plan provides for the award of options to acquire our common shares (“share options”), common shares subject to forfeiture restrictions (“restricted shares”) and dividend equivalents.  We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares.  Trustee options under this plan become exercisable beginning on the first anniversary of their grant.  The vesting periods for employees’ options under this plan range from immediately to five years, although they generally are three years.  Options expire ten years after the date of grant.  Restricted shares generally vest annually in the following increments: 16% upon the first anniversary following the date of grant, 18% upon the second anniversary, 20% upon the third anniversary, 22% upon the fourth anniversary and 24% upon the fifth anniversary.  Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission.  As of December 31, 2006, we had 711,844 awards available for future grant under this plan.

The following table summarizes share option transactions under the plans described above:

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	3,202,026	$ 5.25 - $14.30	$ 10.03
Granted – 2004	290,450	$ 15.93 - $28.69	$ 22.30
Forfeited/Expired – 2004	(20,994)	$ 8.63 - $25.05	$ 17.81
Exercised – 2004	(784,398)	$ 5.63 - $17.25	$ 9.57
Outstanding at December 31, 2004	2,687,084	$ 5.38 - $28.69	$ 11.43
Granted – 2005	521,588	$ 25.52 - $36.08	$ 28.38
Forfeited/Expired – 2005	(87,665)	$ 10.00 - $34.89	$ 23.60
Exercised – 2005	(411,080)	$ 5.38 - $25.05	$ 10.70
Outstanding at December 31, 2005	2,709,927	$ 5.63 - $36.08	$ 14.41
Granted – 2006	503,800	$ 36.24 - $50.59	$ 42.84
Forfeited/Expired – 2006	(68,107)	$ 13.60 - $47.79	$ 33.43
Exercised – 2006	(589,101)	$ 5.63 - $34.26	$ 11.49
Outstanding at December 31, 2006	2,556,519	$ 7.38 - $50.59	$ 20.18	6	$ 77,447
Exercisable at December 31, 2004	1,617,080	(1)	$ 10.26
Exercisable at December 31, 2005	2,054,919	(2)	$ 10.58
Exercisable at December 31, 2006	1,753,428	(3)	$ 12.65	4	$ 66,318
Options expected to vest	762,936	$ 20.34 - $50.59	$ 36.61	9	$ 10,573

(1)                   312,650 of these options had an exercise price ranging from $5.38 to $7.99; 704,238 had an exercise price ranging from $8.00 to $10.99; and 600,192 had an exercise price ranging from $11.00 to $18.08.

(2)                   486,250 of these options had an exercise price ranging from $5.63 to $7.99; 854,027 had an exercise price ranging from $8.00 to $10.99; 590,104 had an exercise price ranging from $11.00 to $16.99; and 124,538 had an exercise price ranging from $17.00 to $28.69.

(3)                   234,082 of these options had an exercise price ranging from $7.38 to $7.99, 754,068 had an exercise price ranging from $8.00 to $10.99, 456,732 had an exercise price ranging from $11.00 to $16.99, 198,241 had an exercise price ranging from $17.00 to $25.99 and 110,305 had an exercise price range of $26.00 to $36.08.

The total intrinsic value of options exercised was $19,748 in 2006, $8,366 in 2005 and $11,578 in 2004.

We received proceeds from the exercise of share options of $6,767 in 2006, $4,398 in 2005 and $7,510 in 2004.

We computed share-based compensation expense under the fair value method using the Black-Scholes option-pricing model; the weight average assumptions we used in that model are set forth below:

	For the Years Ended December 31,
	2006		2005	2004
Weighted average fair value of grants on grant date	$ 8.99		$ 2.82	$ 2.18
Risk-free interest rate	4.91	%(1)	3.97%	3.15%
Expected life-years	6.82		6.00	4.21
Expected volatility	23.69	%(2)	22.70%	22.89%
Expected dividend yield	3.82	%(3)	6.90%	7.60%

(1)          Ranged from 4.38% to 5.30%.

(2)          Ranged from 22.37% to 25.11%.

(3)          Ranged from 3.36% to 4.25%.

A summary of the weighted average grant-date fair value per option granted is as follows:

For the Years Ended December 31,
	2006	2005	2004

Weighted average grant-date fair value	$ 8.99	$ 2.82	$ 2.18
Weighted average grant-date fair value-exercise price equals market price on grant-date	$ 8.99	$ 2.83	$ 2.15
Weighted average grant-date fair value-exercise price exceeds market price on grant-date	N/A	$ 2.51	$ 1.65
Weighted average grant-date fair value-exercise price less than market price on grant-date	N/A	N/A	$ 2.24

The weighted average grant date fair value of option issuances increased significantly in 2006 over previous years due in large part to a large decrease in the weighted average dividend yield assumption from 2006 to 2005.  We derive our dividend yield assumption from the average historical dividend yield on our common shares over a period of time ending on the grant date of options.  Prior to 2006, we used a longer historical timeframe for purposes of estimating our dividend yield assumption.  In response to the trading price for our common shares having increased significantly in recent years, which has had a decreasing effect on our dividend yield, we concluded that the use of a shorter historical timeframe for estimating the dividend yield assumption was appropriate.

The following table summarizes restricted share transactions under the plans described above for 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$ 19.88
Granted	163,420	$ 42.65
Forfeited	(20,822)	$ 23.67
Vested	(124,517)	$ 17.16
Unvested at December 31, 2006	413,690	$ 29.51
Restricted shares expected to vest	395,662

The total fair value of restricted shares that vested during the year ended December 31, 2006 was $5,319.

We realized a windfall tax benefit of $562 in 2006 on options exercised and restricted shares vested by employees of our subsidiaries that are subject to income tax.

The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations for 2006:

For the Year Ended December 31, 2006
Increase in general and administrative expenses	$ 2,659
Increase in construction contract and other service operations expenses	964
Share-based compensation expense	3,623
Income taxes	(107)
Minority interests	(617)
Net share-based compensation expense	$ 2,899

Net share-based compensation expense per share
Basic	$ 0.07
Diluted	$ 0.07

We also capitalized share-based compensation costs of approximately $212 in 2006.

As of December 31, 2006, there was $3,769 of unrecognized compensation cost related to nonvested options that is expected to be recognized over a weighted average period of approximately two years.  As of December 31, 2006, there was $8,571 of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately three years.

Disclosure for Periods Prior to 2006, Including Pro Forma Financial Information Under SFAS 123

Expenses from share-based compensation reflected in our Consolidated Statements of Operations for the year ended December 31, 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004
Increase in general and administrative expenses	$ 1,903	$ 1,579
Increase in construction contract and other service operations expenses	230	552

The following table summarizes our operating results for the twelve months ended December 31, 2005 and 2004 as if we elected to account for our share-based compensation under the fair value provisions of SFAS 123 in those periods:

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$ 39,031	$ 37,032
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	1,670	1,824
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(1,671)	(1,500)
Net income, pro forma	$ 39,030	$ 37,356
Basic EPS on net income available to common shareholders, as reported	$ 0.65	$ 0.57
Basic EPS on net income available to common shareholders, pro forma	$ 0.65	$ 0.58
Diluted EPS on net income available to common shareholders, as reported	$ 0.63	$ 0.54
Diluted EPS on net income available to common shareholders, pro forma	$ 0.63	$ 0.55

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation.  We match a participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation.  Employees’ contributions are fully vested and our matching contributions vest in annual one-third increments.  Once an employee has been with us for three years, all matching contributions are fully vested.  We fund all contributions with cash.  Our matching contributions under the plan totaled approximately $538 in 2006, $396 in 2005 and $323 in 2004.  The 401(k) plan is fully funded at December 31, 2006.

Deferred Compensation Plan

We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals.  We match the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation after deducting contributions, if any, made under our 401(k) plan.  Deferred compensation related to an employee contribution is charged to expense and is fully vested.  Deferred compensation related to the Company’s matching contribution is charged to expense and vests in annual one-third increments.  Once an employee has been with us for three years, all matching contributions are fully vested.  The balance of the plan, which was fully funded, totaled $5,195 at December 31, 2006 and $4,166 at December 31, 2005, and is included in the accompanying Consolidated Balance Sheets.

13.          Related Party Transactions

We earned fees from unconsolidated joint ventures totaling $619 in 2006, $326 in 2005 and $219 in 2004.  These fees were for property management, construction and leasing services performed.

14.          Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025.  Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2006 were as follows:

For the Years Ended December 31,
2007	$ 243,062
2008	211,470
2009	193,638
2010	155,790
2011	123,461
Thereafter	445,738
Total	$ 1,373,159

We consider a lease to be noncancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would be highly unlikely.

15.          Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Interest paid, net of capitalized interest	$ 68,617	$ 57,100	$ 43,717
Income taxes paid	$ 54	$ —	$ —
Supplemental schedule of non-cash investing and financing activities:

Consolidation of real estate joint ventures in connection with adoption of FASB
Interpretation FIN 46(R), “Consolidation of Variable Interest Entities”:
Operating properties	$ —	$ —	$ 2,176
Projects under construction or development	—	—	17,959
Investments in and advances to unconsolidated real estate joint ventures	—	—	(3,957)
Restricted cash	—	—	10
Accounts receivable, net	—	—	145
Deferred rent receivable	—	—	7
Deferred charges, net	—	—	1,026
Prepaid and other assets	—	—	(3,263)
Mortgage and other loans payable	—	—	(10,171)
Accounts payable and accrued expenses	—	—	(2,737)
Rents received in advance and security deposits	—	—	(347)
Other liabilities	—	—	4,650
Minority interests-other consolidated real estate entities	—	—	(5,498)
Net adjustment	$ —	$ —	$ —
Adjustment to purchase of commercial real estate properties by acquiring joint venture interests:
Operating properties	$ —	$ —	$ (83)
Investments in and advances to unconsolidated real estate joint ventures	—	—	83
Net adjustment	$ —	$ —	$ —
Debt assumed in connection with acquisitions	$ 39,011	$ 17,347	$ 120,817
Property acquired through lease arrangement included in rents received in advance and security deposits	$ 1,282	$ —	$ —
Proceeds from sales of properties invested in restricted cash account	$ 33,730	$ —	$ —
Increase (decrease) in accrued capital improvements and leasing costs	$ 18,181	$ (9,349)	$ 17,234
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$ 196	$ 273	$ 925
Accretion of other liability to commercial real estate properties	$ —	$ —	$ 147
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$ (308)	$ —	$ 390
Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$ —	$ 3,687	$ —
Issuance of common units in the Operating Partnership in connection with acquisition of properties	$ 7,497	$ 2,647	$ —
Issuance of preferred units in the Operating Partnership in connection with acquisition of properties	$ —	$ —	$ 8,800
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$ 16,255	$ 12,888	$ 19,360
Dividends/distribution payable	$ 19,164	$ 16,703	$ 14,713
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$ 11,078	$ 9,120	$ 8,041
Conversion of preferred shares adjusted to common shares and paid in capital	$ —	$ —	$ 12
Issuance of restricted shares	$ —	$ 3,276	$ 2,271

16.          Information by Business Segment

As of December 31, 2006, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs, Colorado; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio, Texas; and Northern/Central New Jersey.  We also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Greater Harrisburg	Other	Total
Year Ended December 31, 2006
Revenues	$ 147,648	$ 63,515	$ 28,570	$ 9,776	$ 15,316	$ 10,025	$ 12,087	$ 7,441	$ 12,295	$ (6)	$ (875)	$ 305,792
Property operating expenses	45,667	22,727	11,889	3,659	5,710	168	3,116	1,533	3,311	(49)	(1,698)	96,033
NOI	$ 101,981	$ 40,788	$ 16,681	$ 6,117	$ 9,606	$ 9,857	$ 8,971	$ 5,908	$ 8,984	$ 43	$ 823	$ 209,759
Additions to commercial real estate properties	$ 190,038	$ 21,638	$ 6,206	$ 66,628	$ 4,664	$ 1,202	$ 1,823	$ 8,814	$ 1,398	$ 5	$ 37,746	$ 340,162
Segment assets at December 31, 2006	$ 1,081,356	$ 473,540	$ 162,786	$ 135,118	$ 117,573	$ 97,795	$ 97,661	$ 52,661	$ 48,499	$ —	$ 152,612	$ 2,419,601

Year Ended December 31, 2005
Revenues	$ 123,819	$ 60,255	$ 11,099	$ 1,006	$ 12,555	$ 10,025	$ 12,852	$ 1,814	$ 13,779	$ 6,605	$ (1,450)	$ 252,359
Property operating expenses	37,373	20,348	4,367	407	4,791	157	2,784	334	5,737	2,209	(2,267)	76,240
NOI	$ 86,446	$ 39,907	$ 6,732	$ 599	$ 7,764	$ 9,868	$ 10,068	$ 1,480	$ 8,042	$ 4,396	$ 817	$ 176,119
Additions to commercial real estate properties	$ 144,334	$ 57,972	$ 110,085	$ 57,901	$ 58,707	$ 872	$ 5,739	$ 42,658	$ 2,199	$ 449	$ 419	$ 481,335
Segment assets at December 31, 2005	$ 901,718	$ 463,179	$ 189,576	$ 63,767	$ 130,221	$ 99,357	$ 99,191	$ 42,884	$ 67,206	$ —	$ 72,660	$ 2,129,759

Year Ended December 31, 2004
Revenues	$ 105,945	$ 48,701	$ 8,406	$ —	$ 8,924	$ 10,025	$ 5,483	$ —	$ 18,793	$ 8,855	$ (559)	$ 214,573
Property operating expenses	33,252	14,323	3,465	—	3,372	165	1,327	—	5,362	2,874	(1,087)	63,053
NOI	$ 72,693	$ 34,378	$ 4,941	$ —	$ 5,552	$ 9,860	$ 4,156	$ —	$ 13,431	$ 5,981	$ 528	$ 151,520
Additions to commercial real estate properties	$ 111,260	$ 148,400	$ 17,781	$ —	$ 26,513	$ 1,176	$ 90,214	$ —	$ 2,063	$ 509	$ 34	$ 397,950
Segment assets at December 31, 2004	$ 774,541	$ 421,434	$ 60,216	$ —	$ 69,213	$ 101,042	$ 96,413	$ —	$ 85,110	$ 68,126	$ 55,931	$ 1,732,026

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations.

	For the Years Ended December 31,
	2006	2005	2004
Segment revenues	$305,792	$252,359	$214,573
Construction contract revenues	52,182	74,357	25,018
Other service operations revenues	7,902	4,877	3,885
Less: Revenues from discontinued operations (Note 18)	(4,473)	(10,286)	(10,629)
Total revenues	$361,403	$321,307	$232,847

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2006	2005	2004

Segment property operating expenses	$96,033	$76,240	$63,053
Less: Property expenses from discontinued real estate operations (Note 18)	(1,529)	(3,987)	(4,071)
Total property operating expenses	$94,504	$72,253	$58,982

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2006	2005	2004
NOI for reportable segments	$209,759	$176,119	$151,520
Construction contract revenues	52,182	74,357	25,018
Other service operations revenues	7,902	4,877	3,885
Equity in loss of unconsolidated entities	(92)	(88)	(88)
Income tax expense	(887)	(668)	(795)
Less:
Depreciation and other amortization associated with real estate operations	(78,712)	(61,049)	(49,289)
Construction contract expenses	(49,961)	(72,534)	(23,733)
Other service operations expenses	(7,384)	(4,753)	(3,263)
General and administrative expenses	(16,936)	(13,534)	(10,938)
Interest expense on continuing operations	(71,378)	(54,872)	(42,148)
Amortization of deferred financing costs	(2,847)	(2,229)	(2,420)
Minority interests in continuing operations	(4,584)	(5,245)	(5,473)
NOI from discontinued operations	(2,944)	(6,299)	(6,558)
Income from continuing operations	$34,118	$34,082	$35,718

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

17.          Income Taxes

Corporate Office Properties Trust elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders.  As a REIT, we generally will not be subject to Federal income tax if we distribute at least 100% of our taxable income to our shareholders and satisfy certain other requirements (see discussion below).  If we fail to qualify as a REIT in any tax year, we will be subject to Federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

The differences between taxable income reported on our income tax return (estimated 2006 and actual 2005 and 2004) and net income as reported on our Consolidated Statements of Operations are set forth below (unaudited):

	For the Years Ended December 31,
	2006	2005	2004
	(Estimated)
Net income	$49,227	$39,031	$37,032
Adjustments:
Rental revenue recognition	(8,144)	(7,225)	(6,400)
Compensation expense recognition	(17,163)	(5,068)	(9,633)
Operating expense recognition	(169)	(68)	(57)
Gain on sales of properties	(11,045)	7,174	150
Interest income	—	—	84
Losses from service operations	(2,321)	(1,780)	(1,971)
Income tax expense	887	699	795
Depreciation and amortization	29,680	18,668	11,588
Earnings from unconsolidated real estate joint ventures	373	307	41
Minority interests, gross	2,586	(4,828)	1,202
Other	(191)	(737)	7
Taxable income	$43,720	$46,173	$32,838

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital.  The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Ordinary income	50.3%	70.7%	67.4%	87.4%	79.9%	100.0%
Long term capital gain	7.2%	17.8%	0.0%	12.6%	20.1%	0.0%
Return of capital	42.5%	11.5%	32.6%	0.0%	0.0%	0.0%

We distributed all of our REIT taxable income in 2006, 2005 and 2004 and, as a result, did not incur Federal income tax in those years on such income.

COMI is subject to Federal and state income taxes.  COMI had income before income taxes under GAAP of $2,288 in 2006, $1,780 in 2005 and $1,971 in 2004.  COMI’s provision for income tax consisted of the following:

	For the Years Ended December 31,
	2006	2005	2004
Deferred
Federal	$641	$572	$654
State	141	127	141
	782	699	795
Current
Federal	86	—	—
State	19	—	—
	105	—	—

Total	$887	$699	$795

A reconciliation of COMI’s Federal statutory rate to the effective tax rate for income tax reported on our Statements of Operations is set forth below:

	For the Years Ended
	December 31,
	2006	2005	2004
Income taxes at U.S. statutory rate	34.0%	34.0%	35.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.7%	4.6%
Other	0.2%	0.6%	0.7%
Effective tax rate	38.8%	39.3%	40.3%

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

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

•                  the 68 Culver Road property that was sold on March 8, 2006;

•                  the 710 Route 46 property that was sold on July 26, 2006;

•                  the 230 Schilling Circle property that was sold on August 9, 2006;

•                  the 7 Centre Drive property that was sold on August 30, 2006; and

•                  the Brown’s Wharf property that was sold on September 28, 2006.

The table below sets forth the components of income from discontinued operations:

	For the Years
	Ended December 31,
	2006	2005	2004
Revenue from real estate operations	$4,473	$10,286	$10,629
Expenses from real estate operations:
Property operating expenses	1,529	3,987	4,071
Depreciation and amortization	1,362	2,506	2,615
Interest expense	1,042	2,272	2,115
Other	135	11	11
Expenses from real estate operations	4,068	8,776	8,812
Income from discontinued operations before gain on sales of real estate and minority interests	405	1,510	1,817
Gain on sales of real estate	17,031	4,324	—
Minority interests in discontinued operations	(3,059)	(1,153)	(390)
Income from discontinued operations, net of minority interests	$14,377	$4,681	$1,427

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

Acquisitions

As of December 31, 2006, we were under contract to acquire the following properties:

•                  the Nottingham Acquisition, as described in Note 22, for $362,500, of which we paid a deposit of $2,000 in 2006.  We completed this acquisition in January 2007, as discussed in Note 22;

•                  a parcel of land in Aberdeen, Maryland for $10,000, of which we paid a deposit of $100 in 2006; and

•                  the remaining 91 acres of land not yet acquired as part of the acquisition of property in Washington County, Maryland discussed in Note 4; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred per the contract:  $1,310 in 2007, $1,000 in 2008 and $155 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4,000; this $4,000 cash obligation is subject to reduction by an amount ranging between $750 and $4,000, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  Upon completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed.  Our total unilateral commitment under this guaranty is approximately $306; the tenant’s account was current as of December 31, 2006.  We also agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

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

In two of the consolidated joint ventures that we owned as of December 31, 2006, we would be obligated to acquire the other members’ 50% interests in the joint ventures if defined events were to occur.  The amounts we would need to pay for those membership interests are computed based on the amounts that the owners of the interests would receive under the joint venture agreements in the event that office properties owned by the joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other members’ membership interests in these joint ventures to be $2,383; however, since the determination of this amount is dependent on the operations of the office properties, which are not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Ground Lease

On April 4, 2006, we entered into a 62-year ground lease agreement on a six-acre land parcel on which we expect to construct a 110,000 square foot property.  We paid $550 to the lessor upon lease execution and expect to pay an additional $1,870 in rent under the lease in 2007.  No other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property.  We will recognize the total lease payments incurred under the lease evenly over the term of the lease.

Office Space Operating Leases

 We are obligated as lessee under four operating leases for office space.  Future minimum rental payments due under the terms of these leases as of December 31, 2006 follow:

2007	$270
2008	261
2009	175
2010	135
2011	57
$898

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of December 31, 2006 follow:

2007	$475
2008	383
2009	209
2010	67
2011	9
$1,143

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

20.          Quarterly data (Unaudited)

The tables below set forth selected quarterly information for the years ended December 31, 2006 and 2005.  Certain of the amounts below have been reclassified to conform to our current presentation of discontinued operations, which is discussed in Note 18.

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$86,476	$85,689	$92,927	$96,311
Operating income	$26,693	$28,419	$27,631	$31,163
Income from continuing operations	$7,652	$8,999	$7,799	$9,668
Income (loss) from discontinued operations, net of minority interests	$2,175	$92	$12,191	$(81)
Net income	$9,937	$9,116	$20,587	$9,587
Preferred share dividends	(3,654)	(3,653)	(4,307)	(3,790)
Issuance costs associated with redeemed preferred shares	—	—	(1,829)	(2,067)
Net income available to common shareholders	$6,283	$5,463	$14,451	$3,730
Basic earnings per share:
Income from continuing operations	$0.10	$0.13	$0.05	$0.09
Net income available to common shareholders	$0.16	$0.13	$0.34	$0.09
Diluted earnings per share:
Income from continuing operations	$0.10	$0.13	$0.05	$0.09
Net income available to common shareholders	$0.15	$0.13	$0.33	$0.08

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$74,887	$76,791	$90,792	$78,837
Operating income	$23,816	$23,965	$22,354	$27,049
Income from continuing operations	$8,798	$8,631	$6,660	$9,993
Income from discontinued operations, net of minority interests	$223	$320	$3,870	$268
Net income	$9,040	$9,120	$10,589	$10,282
Preferred share dividends	(3,654)	(3,654)	(3,653)	(3,654)
Net income available to common shareholders	$5,386	$5,466	$6,936	$6,628
Basic earnings per share:
Income from continuing operations	$0.14	$0.14	$0.08	$0.16
Net income available to common shareholders	$0.15	$0.15	$0.19	$0.17
Diluted earnings per share:
Income from continuing operations	$0.14	$0.13	$0.08	$0.16
Net income available to common shareholders	$0.14	$0.14	$0.18	$0.16

21.          Pro Forma Financial Information (Unaudited)

We accounted for our acquisitions using the purchase method of accounting.  We included the results of operations for our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through December 31, 2006.

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

	For the Years Ended December 31,
	2005	2004

Pro forma total revenues	$347,417	$274,893
Pro forma net income	$38,233	$36,484
Pro forma net income available to common shareholders	$23,618	$18,342
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.63	$0.55
Diluted	$0.61	$0.52

22.          Subsequent Events

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres.  We refer to this transaction as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels totaling 187 acres can support at least 2.0 million developable square feet.  We completed the Nottingham acquisition for an aggregate cost of approximately $363.9 million, including approximately $1.4 million in transaction costs.  We financed the acquisition by (1) issuing $26.6 million in Series K Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller; (2) issuing $154.9 million in common shares to the seller, at a deemed value of $49 per share; (3) assuming existing mortgage loans totaling $38.0 million, with an average interest rate of approximately 6.0%; (4) assuming an existing mortgage loan totaling $10.3 million, which we repaid on January 11, 2007 using borrowings under our Revolving Credit Facility; (5) assuming an existing unsecured loan totaling $89.1 million, with a variable interest rate of LIBOR plus 1.15% to 1.55% depending on our leverage levels at different points in time; (6) using $20.1 million from an escrow funded by proceeds from one of our property sales; and (7) using borrowings under the Revolving Credit Facility for the balance.

The Series K Preferred Shares issued in the Nottingham Acquisition are valued at, and carry a liquidation preference equal to, $50 per share.  The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.  Holders of the Series K Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees).  Dividends will accrue from the date of issue at the annual rate of $2.80 per share, which is equal to 5.6% of the $50 per share liquidation preference.

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2006

(Dollars in thousands)

				Initial Cost		Costs Capitalized	Gross Amounts Carried
Property	Location	Building Type	Encumbrances (1)	Land	Building and Land Improvements	Subsequent to Acquisition	at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life

751, 753 760, 785 Jolly Road	Blue Bell, PA	Office	$34,530	$25,374	$90,054	$5	$115,433	$(20,345	1966/1996	10/14/1997	40 Years
13200 Woodland Park Drive	Herndon, VA	Office	71,759	10,428	49,476	12,245	72,149	(13,371)	2002	6/2/2003	40 Years
7125 Columbia Gateway Drive	Columbia, MD	Office	37,739	20,487	46,965	182	67,634	(747)	1973/1999	6/29/2006	40 Years
1751 Pinnacle Drive	McClean, VA	Office	34,749	10,486	43,013	4,835	58,334	(3,544)	1989/1985	9/23/2004	40 Years
15000 Conference Center Drive	Chantilly, VA	Office	31,370	5,193	47,526	4,534	57,253	(8,339)	1989	11/30/2001	40 Years
1753 Pinnacle Drive	McClean, VA	Office	27,392	8,275	34,353	5,320	47,948	(2,447)	1976/2004	9/23/2004	40 Years
2730 Hercules Road	Annapolis Junction, MD	Office	22,680	8,737	31,612	—	40,349	(6,524)	1990	9/28/1998	40 Years
8611 Military Drive	San Antonio, TX	Office	14,444	14,020	24,042	—	38,062	(724)	1982/1985	3/30/2005	40 Years
15010 Conference Center Drive	Chantilly, VA	Office	—	3,500	34,331	—	37,831	(179)	2006	11/30/2001	40 Years
2720 Technology Drive	Annapolis Junction, MD	Office	18,279	3,863	29,270	26	33,159	(1,705)	2004	1/31/2002	40 Years
318 Sentinel Drive	Annapolis Junction, MD	Office	—	2,769	25,490	—	28,259	(633)	2005	11/14/2003	40 Years
140 National Business Parkway	Annapolis Junction, MD	Office	13,813	3,407	24,167	620	28,194	(1,644)	2003	12/31/2003	40 Years
Clarks 100	Annapolis Junction, MD	Office	—	26,833	935	—	27,768	—	(2)	6/29/2006	N/A
Meadowville Road	Richmond, VA	Office	—	1,303	26,317	—	27,620	—	(2)	9/15/2006	N/A
304 Sentinel Drive	Annapolis Junction, MD	Office	37,280	3,575	23,770	11	27,356	(573)	2006	11/14/2003	40 Years
11800 Tech Road	Silver Spring, MD	Office	18,024	4,574	19,812	1,650	26,036	(3,335)	1969/1989	8/1/2002	40 Years
15049 Conference Center Drive	Chantilly, VA	Office	14,180	4,415	20,489	14	24,918	(3,049)	1997	8/14/2002	40 Years
11311 McCormick Road	Hunt Valley, MD	Office	11,019	2,308	21,364	474	24,146	(663)	1984/1994	12/22/2005	40 Years
2711 Technology Drive	Annapolis Junction, MD	Office	17,755	2,251	21,647	3	23,901	(3,338)	2002	11/13/2000	40 Years
6711 Columbia Gateway Drive	Columbia, MD	Office	14,293	3,970	19,907	13	23,890	(110)	2006	9/28/2000	40 Years
306 Sentinel Drive	Annapolis Junction, MD	Office	—	3,575	19,730	15	23,320	(217)	2006	11/14/2003	40 Years
6731 Columbia Gateway Drive	Columbia, MD	Office	14,529	3,948	18,986	138	23,072	(2,460)	2002	3/29/2000	40 Years
302 Sentinel Drive	Annapolis Junction, MD	Office	16,930	3,575	19,154	—	22,729	—	(2)	11/14/2003	N/A
7468 Candlewood Road	Hanover, MD	Office	—	5,599	17,053	—	22,652	—	1979/1982 (2)	12/20/2005	N/A
400 Professional Drive	Gaithersburg, MD	Office	16,180	3,673	17,399	818	21,890	(2,771)	2000	3/5/2004	40 Years
7200 Riverwood Drive	Columbia, MD	Office	15,499	4,089	16,356	807	21,252	(3,546)	1986	10/13/1998	40 Years
431 Ridge Road	Dayton, NJ	Office	5,040	2,782	11,128	7,323	21,233	(4,896)	1958/1998	10/14/1997	40 Years
9690 Deereco Road	Timonium, MD	Office	8,727	3,415	13,723	3,217	20,355	(3,846)	1988	12/21/1999	40 Years
14280 Park Meadow Drive	Chantilly, VA	Office	9,422	3,731	16,140	298	20,169	(1,327)	1999	9/29/2004	40 Years
15059 Conference Center Drive	Chantilly, VA	Office	23,442	5,753	13,816	559	20,128	(2,502)	2000	8/14/2002	40 Years
320 Sentinel Drive	Annapolis Junction, MD	Office	16,517	2,767	17,209	—	19,976	—	(2)	11/14/2003	N/A
15 West Gude Drive	Rockville, MD	Office	—	3,120	13,658	2,757	19,535	(737)	1986	4/7/2005	40 Years
2691 Technology Drive	Annapolis Junction, MD	Office	24,000	2,098	17,389	5	19,492	(530)	2005	11/14/2003	40 Years
14900 Conference Center Drive	Chantilly, VA	Office	14,555	3,436	14,895	949	19,280	(2,130)	1999	7/25/2003	40 Years
2721 Technology Drive	Annapolis Junction, MD	Office	13,128	4,611	14,591	9	19,211	(2,435)	2000	10/21/1999	40 Years
10150 York Road	Hunt Valley, MD	Office	6,266	2,700	11,730	4,683	19,113	(2,026)	1985	4/15/2004	40 Years
322 Sentinel Drive	Annapolis Junction, MD	Office	—	2,764	16,076	—	18,840	(99)	2006	11/14/2003	40 Years
6950 Columbia Gateway Drive	Columbia, MD	Office	10,042	3,596	14,269	838	18,703	(3,073)	1998	10/21/1998	40 Years
870 - 880 Elkridge Landing Road	Linthicum, MD	Office	15,607	2,003	10,403	6,239	18,645	(4,044)	1981	8/3/2001	40 Years
45 West Gude Drive	Rockville, MD	Office	6,389	3,102	15,267	15	18,384	(984)	1987	4/7/2005	40 Years
429 Ridge Road	Dayton, NJ	Office	7,398	2,932	12,047	2,859	17,838	(2,915)	1966/1996	10/14/1997	40 Years
2701 Technology Drive	Annapolis Junction, MD	Office	13,522	1,737	15,265	7	17,009	(2,554)	2001	5/26/2000	40 Years
132 National Business Parkway	Annapolis Junction, MD	Office	10,498	2,917	12,438	1,433	16,788	(2,919)	2000	5/28/1997	40 Years
2900 Towerview Road	Herndon, VA	Office	—	4,468	10,446	1,400	16,314	(349)	1982 (2)	12/20/2005	40 Years
13454 Sunrise Valley Drive	Herndon, VA	Office	11,710	2,899	12,202	643	15,744	(1,637)	1998	7/25/2003	40 Years
133 National Business Parkway	Annapolis Junction, MD	Office	7,167	2,517	10,233	2,852	15,602	(2,539)	1997	9/28/1998	40 Years
7000 Columbia Gateway Drive	Columbia, MD	Office	19,166	3,131	12,103	27	15,261	(1,359)	1999	5/31/2002	40 Years
1306 Concourse Drive	Linthicum, MD	Office	9,298	2,796	11,186	1,055	15,037	(2,490)	1990	11/18/1999	40 Years
110 Thomas Johnson Drive	Frederick, MD	Office	3,482	2,810	12,075	148	15,033	(354)	1987/1999	10/21/2005	40 Years
1304 Concourse Drive	Linthicum, MD	Office	10,828	1,999	12,934	15	14,948	(1,845)	2002	11/18/1999	40 Years
2500 Riva Rd	Annapolis, MD	Office	12,545	2,791	12,146	—	14,937	(1,319)	2000	3/4/2003	40 Years
6940 Columbia Gateway Drive	Columbia, MD	Office	16,935	3,545	9,916	1,138	14,599	(2,464)	1999	11/13/1998	40 Years
6750 Alexander Bell Drive	Columbia, MD	Office	8,339	1,263	12,460	415	14,138	(2,657)	2000	12/31/1998	40 Years
5725 Mark Dabling Blvd	Colorado Springs, CO	Office	12,882	900	11,397	1,757	14,054	(255)	1984	5/18/2006	40 Years
375 West Padonia Road	Timonium, MD	Office	3,537	2,483	10,415	890	13,788	(2,109)	1986	12/21/1999	40 Years
8621 Robert Fulton Drive	Columbia, MD	Office	17,308	2,317	11,440	26	13,783	(292)	2005	6/10/2005	40 Years
7067 Columbia Gateway Drive	Columbia, MD	Office	8,644	1,829	11,823	57	13,709	(1,519)	2001	8/30/2001	40 Years
135 National Business Parkway	Annapolis Junction, MD	Office	6,877	2,484	9,750	1,447	13,681	(2,468)	1998	12/30/1998	40 Years
4851 Stonecroft Boulevard	Chantilly, VA	Office	16,171	1,878	11,621	4	13,503	(640)	2006	8/14/2002	40 Years
5775 Mark Dabling Blvd	Colorado Springs, CO	Office	12,477	1,035	12,440	9	13,484	(396)	1984	5/18/2006	40 Years
985 Space Center Drive	Colorado Springs, CO	Office	7,455	777	12,287	186	13,250	(465)	1989	9/28/2005	40 Years
200 International Circle	Hunt Valley, MD	Office	1,849	2,016	10,851	70	12,937	(314)	1987	12/22/2005	40 Years
141 National Business Parkway	Annapolis Junction, MD	Office	6,738	2,398	9,590	750	12,738	(2,225)	1990	9/28/1998	40 Years

				Initial Cost		Costs Capitalized	Gross Amounts Carried
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life

22309 Exploration Drive	Lexington Park. MD	Office	1,814	2,243	10,419	31	12,693	(1,073)	1984	3/24/2004	40 Years
Patriot Park	Colorado Springs, CO	Office	—	7,405	5,117	—	12,522	—	(2)	7/8/2005	N/A
920 Elkridge Landing Road	Linthicum, MD	Office	8,200	2,101	9,765	328	12,194	(2,449)	1982	7/2/2001	40 Years
226 Schilling Circle	Hunt Valley, MD	Office	—	1,877	9,891	1	11,769	(368)	1980	12/22/2005	40 Years
134 National Business Parkway	Annapolis Junction, MD	Office	14,091	3,684	7,516	498	11,698	(1,722)	1999	11/13/1998	40 Years
1302 Concourse Drive	Linthicum, MD	Office	6,910	2,078	8,313	1,263	11,654	(2,134)	1996	11/18/1999	40 Years
900 Elkridge Landing Road	Linthicum, MD	Office	5,074	1,993	7,972	1,438	11,403	(2,342)	1982	4/30/1998	40 Years
5755 Mark Dabling Blvd	Colorado Springs, CO	Office	10,208	799	10,324	277	11,400	(213)	1989	5/18/2006	40 Years
6700 Alexander Bell Drive	Columbia, MD	Office	4,000	1,755	7,019	2,315	11,089	(1,833)	1988	5/14/2001	40 Years
Interquest Land Parcel	Colorado Springs, CO	Office	1,447	10,757	134	—	10,891	—	(2)	9/30/2005	N/A
Patriot Park Building 1	Colorado Springs, CO	Office	3,018	654	10,232	—	10,886	(63)	2006	7/8/2005	40 Years
131 National Business Parkway	Annapolis Junction, MD	Office	5,356	1,906	7,623	1,139	10,668	(2,297)	1990	9/28/1998	40 Years
1199 Winterson Road	Linthicum, MD	Office	18,578	1,599	6,395	2,564	10,558	(2,149)	1988	4/30/1998	40 Years
14850 Conference Center Drive	Chantilly, VA	Office	8,280	1,615	8,358	2	9,975	(1,329)	2000	7/25/2003	40 Years
999 Corporate Boulevard	Linthicum, MD	Office	13,533	1,187	8,332	295	9,814	(1,563)	2000	8/1/1999	40 Years
14840 Conference Center Drive	Chantilly, VA	Office	8,410	1,572	8,175	11	9,758	(1,408)	2000	7/25/2003	40 Years
Waterview III	Herndon, VA	Office	2,699	9,614	66	—	9,680	—	(3)	4/29/2004	N/A
1190 Winterson Road	Linthicum, MD	Office	11,291	1,335	5,340	2,859	9,534	(2,649)	1987	4/30/1998	40 Years
16480 Commerce Dr	Dahlgren, VA	Office	5,557	1,856	7,666	1	9,523	(571)	2004	12/28/2004	40 Years
Old Annapolis Road	Columbia, MD	Office	6,400	1,637	5,500	1,964	9,101	(1,022)	1974/1985	12/14/2000	40 Years
7467 Ridge Road	Hanover, MD	Office	5,437	1,629	6,517	920	9,066	(1,753)	1990	4/28/1999	40 Years
201 International Circle	Hunt Valley, MD	Office	5,950	1,552	6,071	1,409	9,032	(272)	1982	12/22/2005	40 Years
13450 Sunrise Valley Drive	Herndon, VA	Office	5,822	1,386	5,576	1,965	8,927	(611)	1998	7/25/2003	40 Years
7240 Parkway Drive	Hanover, MD	Office	4,205	1,496	5,985	1,226	8,707	(1,599)	1985	4/18/2000	40 Years
849 International Drive	Linthicum, MD	Office	11,692	1,356	5,426	1,837	8,619	(1,887)	1988	2/23/1999	40 Years
Columbia Gtwy T11 Lot 1	Columbia, MD	Office	2,317	6,387	2,090	—	8,477	—	(2)	9/20/2004	N/A
Lots 24R-27R & 31RR-32RR, National Business Parkway	Annapolis Junction, MD	Office	6,382	2,369	6,039	—	8,408	—	(2)	11/14/2003	N/A
Parcels 27 and 37A-Westfields Corporate Center	Chantilly, VA	Office	2,321	7,141	1,225	—	8,366	—	(3)	1/27/2005	N/A
6740 Alexander Bell Drive	Columbia, MD	Office	4,326	1,424	5,696	1,239	8,359	(2,037)	1992	12/31/1998	40 Years
7015 Albert Einstein Drive	Columbia, MD	Office	3,781	2,054	6,084	—	8,138	(403)	1999	12/1/2005	40 Years
1670 North Newport Road	Colorado Springs, CO	Office	4,893	853	7,007	—	7,860	(314)	1986/1987	9/30/2005	40 Years
6716 Alexander Bell Drive	Columbia, MD	Office	3,774	1,242	4,969	1,618	7,829	(1,950)	1990	12/31/1998	40 Years
16539 & 16541 Commerce Drive	Dahlgren, VA	Office	2,614	1,462	6,132	221	7,815	(611)	2004	12/21/2004	40 Years
7210 Ambassador Road	Woodlawn, MD	Office	—	1,481	6,257	—	7,738	(241)	1972	12/22/2005	40 Years
7152 Windsor Boulevard	Woodlawn, MD	Office	—	879	6,763	—	7,642	(176)	1985	12/22/2005	40 Years
46579 Expedition Drive	Lexington Park. MD	Office	4,131	1,406	5,943	283	7,632	(652)	2002	3/24/2004	40 Years
1099 Winterson Road	Linthicum, MD	Office	12,012	1,323	5,293	1,010	7,626	(1,626)	1988	4/30/1998	40 Years
San Antonio land parcel - 31 acres	San Antonio, TX	Office	—	7,430	74	—	7,504	—	(3)	1/20/2006	N/A
911 Elkridge Landing Road	Linthicum, MD	Office	2,884	1,215	4,861	1,398	7,474	(1,551)	1985	4/30/1998	40 Years
22289 Exploration Drive	Lexington Park. MD	Office	4,014	1,422	5,719	284	7,425	(456)	2000	3/24/2004	40 Years
22299 Exploration Drive	Lexington Park. MD	Office	3,654	1,362	5,814	246	7,422	(631)	1998	3/24/2004	40 Years
Commons Office Lot 6-B	Hanover, MD	Office	—	1,836	5,451	—	7,287	—	(2)	2/10/2006	N/A
Fort Ritchie	Washington County, MD	Mixed-Use	—	3,960	3,242	—	7,202	—	(2)	10/5/2006	40 Years
46591 Expedition Drive	Lexington Park. MD	Office	1,944	1,200	5,828	—	7,028	(34)	2005-2006	3/24/2004	40 Years
Gateway Exchange III	Columbia, MD	Office	—	—	6,953	—	6,953	—	(2)	9/28/2000	N/A
44425 Pecan Court	California, MD	Office	3,907	1,309	5,458	132	6,899	(543)	1997	5/5/2004	40 Years
8671 Robert Fulton Drive	Columbia, MD	Office	7,546	1,718	4,280	881	6,879	(578)	2003	12/30/2003	40 Years
891 Elkridge Landing Road	Linthicum, MD	Office	4,173	1,160	4,792	878	6,830	(993)	1984	7/2/2001	40 Years
901 Elkridge Landing Road	Linthicum, MD	Office	3,693	1,151	4,416	1,047	6,614	(960)	1984	7/2/2001	40 Years
1201 Winterson Road	Linthicum, MD	Office	2,181	1,288	5,154	93	6,535	(1,126)	1985	4/30/1998	40 Years
7138 Columbia Gateway Drive	Columbia, MD	Office	5,406	1,104	3,518	1,858	6,480	(199)	1990	9/19/2005	40 Years
Gude Drive Land	Rockville, MD	Office	—	6,234	207	—	6,441	—	(2)	4/7/2005	N/A
22300 Exploration Drive	Lexington Park. MD	Office	2,928	1,094	5,038	—	6,132	(398)	1989	11/9/2004	40 Years
6708 Alexander Bell Drive	Columbia, MD	Office	6,320	897	3,588	1,576	6,061	(836)	1988	5/14/2001	40 Years
938 Elkridge Landing Road	Linthicum, MD	Office	4,552	1,204	4,727	126	6,057	(668)	1984	7/2/2001	40 Years
9950 Federal Drive	Colorado Springs, CO	Office	1,971	877	5,045	—	5,922	(178)	2001	12/22/2005	40 Years
San Antonio Land Parcel	San Antonio, TX	Office	—	5,893	12	1	5,906	—	(3)	6/14/2005	N/A
939 Elkridge Landing Road	Linthicum, MD	Office	1,771	939	3,756	1,162	5,857	(1,353)	1983	4/30/1998	40 Years
881 Elkridge Landing Road	Linthicum, MD	Office	11,812	1,034	4,137	684	5,855	(1,041)	1986	4/30/1998	40 Years
8661 Robert Fulton Drive	Columbia, MD	Office	6,635	1,510	3,764	562	5,836	(452)	2003	12/30/2003	40 Years
7065 Columbia Gateway Drive	Columbia, MD	Office	3,364	919	4,222	671	5,812	(1,163)	2000	8/30/2001	40 Years
6724 Alexander Bell Drive	Columbia, MD	Office	10,939	449	5,039	306	5,794	(810)	2002	5/14/2001	40 Years
7130 Columbia Gateway Drive	Columbia, MD	Office	6,519	1,350	4,412	3	5,765	(204)	1989	9/19/2005	40 Years
921 Elkridge Landing Road	Linthicum, MD	Office	3,079	1,044	4,176	518	5,738	(1,270)	1983	4/30/1998	40 Years
7063 Columbia Gateway Drive	Columbia, MD	Office	3,182	902	4,145	613	5,660	(1,217)	2000	8/30/2001	40 Years
6760 Alexander Bell Drive	Columbia, MD	Office	2,705	890	3,561	1,204	5,655	(1,272)	1991	12/31/1998	40 Years
930 International Drive	Linthicum, MD	Office	8,488	1,013	4,053	555	5,621	(1,052)	1986	4/30/1998	40 Years
7142 Columbia Gateway Drive	Columbia, MD	Office	6,280	1,342	4,252	3	5,597	(212)	1994	9/19/2005	40 Years

				Initial Cost		Costs Capitalized	Gross Amounts Carried
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life

300 Sentinel Drive	Annapolis Junction, MD	Office	—	4,453	985	—	5,438	—	(2)	11/14/2003	N/A
900 International Drive	Linthicum, MD	Office	8,008	981	3,922	534	5,437	(937)	1986	4/30/1998	40 Years
7318 Parkway Drive	Hanover, MD	Office	3,244	972	3,888	568	5,428	(793)	1984	4/16/1999	40 Years
Parcel 3-A, Westfields International Corporate Center	Chantilly, VA	Office	—	3,609	1,788	—	5,397	—	(2)	7/31/2002	N/A
940 Elkridge Landing Road	Linthicum, MD	Office	3,456	1,100	4,267	—	5,367	—	1984 (6)	7/2/2001	40 Years
1340 Ashton Road	Hanover, MD	Office	3,020	905	3,620	760	5,285	(1,047)	1989	4/28/1999	40 Years
7321 Parkway Drive	Hanover, MD	Office	3,137	940	3,760	513	5,213	(987)	1984	4/16/1999	40 Years
11011 McCormick Road	Hunt Valley, MD	Office	568	875	3,474	770	5,119	(109)	1974	12/22/2005	40 Years
7320 Parkway Drive	Hanover, MD	Office	5,712	905	3,635	347	4,887	(727)	1983	4/4/2002	40 Years
7150 Columbia Gateway Drive	Columbia, MD	Office	4,850	1,032	3,429	122	4,583	(159)	1991	9/19/2005	40 Years
9960 Federal Drive	Colorado Springs, CO	Office	4,485	695	3,873	—	4,568	(113)	2001	12/22/2005	40 Years
800 International Drive	Linthicum, MD	Office	8,408	775	3,099	608	4,482	(875)	1988	4/30/1998	40 Years
4230 Forbes Boulevard	Lanham, MD	Office	8,339	511	3,837	—	4,348	(614)	2003	(4)	40 Years
9140 Guilford Road	Columbia, MD	Office	2,914	794	3,261	272	4,327	(579)	1983	4/4/2002	40 Years
21 Governor’s Court	Woodlawn, MD	Office	—	771	3,348	106	4,225	(120)	1981/1995	12/22/2005	40 Years
44408 Pecan Court	California, MD	Office	1,670	817	3,269	30	4,116	(225)	1986	3/24/2004	40 Years
9160 Guilford Road	Columbia, MD	Office	2,588	665	2,836	603	4,104	(547)	1984	4/4/2002	40 Years
7061 Columbia Gateway Drive	Columbia, MD	Office	2,616	729	3,347	25	4,101	(697)	2000	8/30/2001	40 Years
1915 Aerotech Drive	Colorado Springs, CO	Office	3,394	556	3,094	283	3,933	(81)	1985	6/8/2006	40 Years
9965 Federal Drive	Colorado Springs, CO	Office	1,004	1,401	2,476	—	3,877	—	1983 (2)	1/19/2006	N/A
23535 Cottonwood Parkway	California, MD	Office	1,362	763	3,051	17	3,831	(210)	1984	3/24/2004	40 Years
1334 Ashton Road	Hanover, MD	Office	2,457	736	2,946	105	3,787	(665)	1989	4/28/1999	40 Years
47 Commerce Drive	Cranbury, NJ	Office	1,273	756	3,025	1	3,782	(618)	1992/1998	10/30/1998	40 Years
437 Ridge Road	Dayton, NJ	Office	1,579	717	2,866	175	3,758	(682)	1962/1996	10/14/1997	40 Years
1925 Aerotech Drive	Colorado Springs, CO	Office	3,717	556	3,067	1	3,624	(68)	1985	6/8/2006	40 Years
7253 Ambassador Road	Woodlawn, MD	Office	—	792	2,778	—	3,570	(109)	1988	12/22/2005	40 Years
114 National Business Parkway	Annapolis Junction, MD	Office	—	364	3,060	3	3,427	(384)	2002	6/30/2000	40 Years
16442 Commerce Drive	Dahlgren, VA	Office	2,485	613	2,582	—	3,195	(177)	2005	12/21/2004	40 Years
1331 Ashton Road	Hanover, MD	Office	1,959	587	2,347	37	2,971	(457)	1989	4/28/1999	40 Years
COPT-FD Indian Head, LLC	Charles County, MD	Office	—	2,907	58	—	2,965	—	(3)	10/23/2006	N/A
7125 Ambassador Road	Woodlawn, MD	Office	—	844	1,896	122	2,862	(117)	1985	12/22/2005	40 Years
316 Sentinel Drive	Annapolis Junction, MD	Office	—	2,750	31	—	2,781	—	(2)	11/14/2003	N/A
16501 Commerce Drive	Dahlgren, VA	Office	2,113	522	2,194	38	2,754	(220)	2002	12/21/2004	40 Years
980 Technology Court	Colorado Springs, CO	Office	1,259	526	2,046	124	2,696	(109)	1995	9/28/2005	40 Years
7175 Riverwood Drive	Columbia, MD	Office	—	1,788	891	—	2,679	(27)	1996	7/27/2005	40 Years
7134 Columbia Gateway Drive	Columbia, MD	Office	2,949	704	1,971	3	2,678	(103)	1990	9/19/2005	40 Years
2 Centre Drive	Monroe Township, NJ	Office	1,016	480	1,922	65	2,467	(414)	1989	10/30/1998	40 Years
44417 Pecan Court	California, MD	Office	819	434	1,939	13	2,386	(250)	1989	3/24/2004	40 Years
16543 Commerce Drive	Dahlgren, VA	Office	1,763	436	1,830	—	2,266	(151)	2002	12/21/2004	40 Years
8 Centre Drive	Monroe Township, NJ	Office	31	388	1,554	288	2,230	(546)	1986	10/30/1998	40 Years
1350 Dorsey Road	Hanover, MD	Office	1,312	393	1,573	255	2,221	(466)	1989	4/28/1999	40 Years
1460 Dorsey Road	Hanover, MD	Office	—	2,141	—	—	2,141	—	(3)	2/28/2006	N/A
44414 Pecan Court	California, MD	Office	598	405	1,619	63	2,087	(135)	1986	3/24/2004	40 Years
11101 McCormick Road	Hunt Valley, MD	Office	682	991	1,080	—	2,071	(48)	1976	12/22/2005	40 Years
1344 Ashton Road	Hanover, MD	Office	1,185	355	1,421	238	2,014	(426)	1989	4/28/1999	40 Years
9150 Guilford Road	Columbia, MD	Office	1,250	319	1,354	235	1,908	(292)	1984	4/4/2002	40 Years
201 Technology Park Drive	Lebanon, VA	Office	—	—	1,865	—	1,865	—	(2)	(5)	N/A
44420 Pecan Court	California, MD	Office	1,081	344	1,374	98	1,816	(80)	1989	11/9/2004	40 Years
1341 Ashton Road	Hanover, MD	Office	1,020	306	1,223	209	1,738	(317)	1989	4/28/1999	40 Years
15 Governor’s Court	Woodlawn, MD	Office	—	383	1,168	—	1,551	(48)	1981	12/22/2005	40 Years
Riverwood II	Columbia, MD	Office	—	1,367	143	—	1,510	—	(2)	7/27/2005	N/A
7104 Ambassador Road	Woodlawn, MD	Office	—	572	613	209	1,394	(27)	1988	12/22/2005	40 Years
Thomas Johnson Drive Land	Frederick, MD	Office	—	1,092	295	—	1,387	—	(2)	10/21/2005	N/A
Dahlgren Land Parcel	Dahlgren, VA	Office	—	1,227	158	—	1,385	—	(2)	3/16/2005	N/A
Aerotech 1	Colorado Springs, CO	Office	—	972	404	3	1,379	—	(2)	5/19/2006	N/A
Patriot Pk-Spec Bldg G	Colorado Springs, CO	Office	—	866	495	—	1,361	—	(2)	7/8/2005	N/A
9130 Guilford Road	Columbia, MD	Office	976	230	975	101	1,306	(190)	1984	4/4/2002	40 Years
Aerotech 2	Colorado Springs, CO	Office	—	1,291	5	—	1,296	—	(3)	5/19/2006	N/A
UMBC-5522 Research Park Drive	Baltimore, MD	Office	—	—	1,270	—	1,270	—	(2)	3/8/2006	N/A
0 Galley Road	Colorado Springs, CO	Office	—	1,060	—	—	1,060	—	(3)	4/21/2006	N/A
1343 Ashton Road	Hanover, MD	Office	645	193	774	4	971	(149)	1989	4/28/1999	40 Years
Expedition VII	Lexington Park. MD	Office	—	705	102	—	807	—	(2)	3/24/2004	N/A
Gude Drive Land	Rockville, MD	Office	—	—	789	—	789	—	(2)	4/7/2005	N/A
Park Center	Chantilly, VA	Office	—	—	787	—	787	—	(2)	7/18/2002	N/A
7129 Ambassador Road	Woodlawn, MD	Office	—	129	610	—	739	(15)	1985	12/22/2005	40 Years
17 Governor’s Court	Woodlawn, MD	Office	—	170	530	4	704	(13)	1981	12/22/2005	40 Years
UMBC-5520 Research Park Drive	Baltimore, MD	Office	—	—	688	—	688	—	(2)	4/4/2006	N/A
Airport Square XXII	Linthicum, MD	Office	—	630	8	—	638	—	(2)	12/19/2001	N/A

				Initial Cost		Costs Capitalized	Gross Amounts Carried
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements	Subsequent to Acquisition	at Close of Period	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
7127 Ambassador Road	Woodlawn, MD	Office	—	142	455	—	597	(11)	1985	12/22/2005	40 Years
16442A Commerce Drive	Dahlgren, VA	Office	—	—	563	—	563	—	(2)	12/21/2004	N/A
7106 Ambassador Road	Woodlawn, MD	Office	—	229	306	—	535	(13)	1988	12/22/2005	40 Years
COPT Princeton South	Dayton, NJ	Office	—	512	—	—	512	—	(3)	9/29/2004	N/A
7102 Ambassador Road	Woodlawn, MD	Office	—	277	203	—	480	(5)	1988	12/22/2005	40 Years
7131 Ambassador Road	Woodlawn, MD	Office	—	105	368	1	474	(9)	1985	12/22/2005	40 Years
9965 Federal Land Parcel	Colorado Springs, CO	Office	—	466	—	—	466	—	(3)	1/19/2006	N/A
NBP Visitor Control Center	Annapolis Junction, MD	Office	—	—	453	—	453	—	(2)	11/14/2003	N/A
7108 Ambassador Road	Woodlawn, MD	Office	—	171	252	—	423	(6)	1988	12/22/2005	40 Years
COPT Pennlyn LLC	Blue Bell, PA	Office	—	401	—	—	401	—	(3)	7/14/2004	N/A
6741 Columbia Gateway Drive	Columbia, MD	Office	—	—	166	—	166	—	(2)	9/28/2000	N/A
1338 Ashton Road	Hanover, MD	Office	33	50	—	40	90	(9)	(3)	4/28/1999	40 Years
312 Sentinel Drive	Annapolis Junction, MD	Office	—	—	29	—	29	—	(2)	11/14/2003	N/A
Other Developments(7)	Various	Office	—	11	8	163	182	93	Various	Various	Various
			$1,295,852	$496,534	$1,708,889	$125,461	$2,330,884	$(219,574)

(1)       Excludes net premiums of $345 and unsecured notes payable of $2,339.

(2)       Under construction, development or redevelopment at December 31, 2006.

(3)       Held for future development at December 31, 2006.

(4)       These joint ventures were consolidated effective March 31, 2004 as required under FIN 46(R).  See Note 2 to our Consolidated Financial Statements for a discussion of FIN 46(R).
(5)       Development in progress in anticipation of acquisition.

(6)       This building was reclassified into development in 2005.

(7)       Includes intercompany eliminations.

The following table summarizes our changes in cost of properties for the periods ended December 31, 2005, 2004 and 2003 (in thousands):

	2006	2005	2004
Beginning balance	$2,061,590	$1,685,016	$1,287,066
Property acquisitions	166,416	341,911	260,023
Building and land improvements	173,746	139,424	117,817
Sales	(70,868)	(28,109)	—
Contribution of assets to unconsolidated joint venture	—	(76,183)	—
Adjustments related to consolidation of joint ventures (1)	—	—	20,187
Reclassification of building into development	—	(464)	—
Other	—	(5)	(77)
Ending balance	$2,330,884	$2,061,590	$1,685,016

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2006	2005	2004
Beginning balance	$174,935	$141,716	$103,070
Depreciation expense	55,382	48,421	38,594
Sales	(10,743)	(3,508)	—
Contribution of assets to unconsolidated joint venture	—	(11,146)	—
Reclassification of building into development	—	(464)
Adjustments related to consolidation of joint ventures (2)	—	—	52
Other	—	(84)	—
Ending balance	$219,574	$174,935	$141,716

(1)  We began consolidating the accounts of several of our real estate joint ventures effective March 31, 2004 as required by FIN 46(R).  For a description of our accounting under FIN 46(R), you should refer to Note 2 to our Consolidated Financial Statements.