Form 10-Q
period 2007-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2007-05-10
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On April 27, 2007, 47,069,523 shares of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Investment in real estate:
Operating properties, net	$2,080,310	$1,812,883
Property held for sale, net	14,573	—
Projects under construction or development	379,294	298,427
Total commercial real estate properties, net	2,474,177	2,111,310
Cash and cash equivalents	22,003	7,923
Restricted cash	19,030	52,856
Accounts receivable, net	24,478	26,367
Deferred rent receivable	44,294	41,643
Intangible assets on real estate acquisitions, net	131,934	87,325
Deferred charges, net	45,496	43,710
Prepaid and other assets	53,311	48,467
Total assets	$2,814,723	$2,419,601

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,515,183	$1,298,537
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	61,131	68,190
Rents received in advance and security deposits	25,127	20,237
Dividends and distributions payable	20,687	19,164
Deferred revenue associated with acquired operating leases	14,607	11,120
Distributions in excess of investment in unconsolidated real estate joint venture	3,797	3,614
Fair value of derivatives	556	308
Other liabilities	8,395	7,941
Total liabilities	1,849,483	1,629,111
Minority interests:
Common units in the Operating Partnership	118,614	104,934
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	2,408	2,453
Total minority interests	129,822	116,187
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of
15,000,000, issued and outstanding of 8,121,667 at March 31, 2007
and 7,590,000 at December 31, 2006 (Note 13)	81	76
Common Shares of beneficial interest ($0.01 par value;
75,000,000 shares authorized, shares issued and outstanding of
46,879,852 at March 31, 2007 and 42,897,639 at December 31, 2006	469	429
Additional paid-in capital	932,287	758,032
Cumulative distributions in excess of net income	(96,516)	(83,541)
Accumulated other comprehensive loss	(903)	(693)
Total shareholders’ equity	835,418	674,303
Total liabilities and shareholders’ equity	$2,814,723	$2,419,601

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Rental revenue	$75,882	$60,562
Tenant recoveries and other
real estate operations revenue	13,793	8,660
Construction contract revenues	8,691	14,544
Other service operations revenues	1,386	1,765
Total revenues	99,752	85,531
Expenses
Property operating expenses	31,748	21,061
Depreciation and other amortization
associated with real estate operations	26,569	18,672
Construction contract expenses	8,483	14,026
Other service operations expenses	1,405	1,678
General and administrative expenses	4,614	3,963
Total operating expenses	72,819	59,400
Operating income	26,933	26,131
Interest expense	(19,876)	(17,029)
Amortization of deferred financing costs	(884)	(556)
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	6,173	8,546
Equity in loss of unconsolidated entities	(94)	(23)
Income tax expense	(105)	(215)
Income from continuing operations before minority interests	5,974	8,308
Minority interests in income from continuing operations
Common units in the Operating Partnership	(308)	(826)
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	47	33
Income from continuing operations	5,548	7,350
(Loss) income from discontinued operations, net of minority interests	(1)	2,477
Income before gain on sales of real estate	5,547	9,827
Gain on sales of real estate, net	—	110
Net income	5,547	9,937
Preferred share dividends	(3,993)	(3,654)
Net income available to common shareholders	$1,554	$6,283
Basic earnings per common share
Income from continuing operations	$0.03	$0.10
Discontinued operations	—	0.06
Net income available to common shareholders	$0.03	$0.16
Diluted earnings per common share
Income from continuing operations	$0.03	$0.09
Discontinued operations	—	0.06
Net income available to common shareholders	$0.03	$0.15

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$5,547	$9,937
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interests	426	1,538
Depreciation and other amortization	26,626	19,337
Amortization of deferred financing costs	884	559
Amortization of deferred market rental revenue	(511)	(556)
Equity in loss of unconsolidated entities	94	23
Gain on sales of real estate	—	(2,571)
Share-based compensation	1,340	642
Excess income tax benefits from share-based compensation	(865)	(258)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,651)	(2,198)
Decrease (increase) in accounts receivable	1,889	(1,123)
Decrease in restricted cash and prepaid and other assets	1,349	5,152
Decrease in accounts payable, accrued expenses and other liabilities	(4,005)	(2,637)
Increase in rents received in advance and security deposits	4,890	1,620
Other	(25)	(79)
Net cash provided by operating activities	34,988	29,386
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(187,966)	(38,267)
Proceeds from sales of properties	—	28,217
Investments in and advances to unconsolidated entities	—	(190)
Acquisition of partner interests in consolidated joint ventures	—	(3,016)
Distributions from unconsolidated entities	89	113
Leasing costs paid	(4,059)	(1,984)
Decrease in restricted cash associated with investing activities	13,858	218
Other	(5,951)	(175)
Net cash used in investing activities	(184,029)	(15,084)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	188,090	47,905
Repayments of mortgage and other loans payable	(10,380)	(36,559)
Deferred financing costs paid	(507)	(49)
Distributions paid to partners in consolidated joint ventures	—	(787)
Net proceeds from issuance of common shares	5,120	1,581
Dividends paid	(16,931)	(14,721)
Distributions paid	(2,787)	(2,553)
Excess income tax benefits from share-based compensation	865	258
Other	(349)	8
Net cash provided by (used in) financing activities	163,121	(4,917)
Net increase in cash and cash equivalents	14,080	9,385
Cash and cash equivalents
Beginning of period	7,923	10,784
End of period	$22,003	$20,169

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of March 31, 2007, our investments in real estate included the following:

•                  226 wholly owned operating properties in our portfolio totaling 17.4 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 1.9 million square feet upon completion and two wholly owned office properties totaling approximately 129,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 1,254 acres that we believe are potentially developable into approximately 10.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of March 31, 2007 follows:

Common Units	84%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%	(issued on January 9, 2007)

Two of our trustees also controlled, either directly or through ownership by other entities or family members, 13% of the Operating Partnership’s common units.

In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. (“COMI”) and owns, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the “Service Companies”):

Entity Name	Type of Service Business
COPT Property Management Services, LLC (“CPM”)	Real Estate Management
COPT Development & Construction Services, LLC (“CDC”)	Construction and Development
Corporate Development Services, LLC (“CDS”)	Construction and Development
COPT Environmental Systems, LLC (“CES”)	Heating and Air Conditioning

Most of the services that CPM provides are for us.  CDC, CDS and CES provide services to us and to third parties.

2.                                      Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial

Statements are not included herein.  These interim financial statements should be read together with the financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.  The interim financial statements on the previous pages reflect all adjustments that we believe are necessary for the fair statement of our financial position and results of operations for the interim periods presented.  These adjustments are of a normal recurring nature.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

3.             Earnings Per Share (“EPS”)

 We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period.  Our computation of diluted EPS is similar except that:

•                  the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock method; and

•                  the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion of securities into common shares that were added to the denominator.

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$5,548	$7,350
Add: Gain on sales of real estate, net	—	110
Less: Preferred share dividends	(3,993)	(3,654)
Numerator for basic and diluted EPS from continuing operations	1,555	3,806
(Loss) income from discontinued operations, net	(1)	2,477
Numerator for basic and diluted EPS on net income available
to common shareholders	$1,554	$6,283
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	45,678	39,668
Dilutive effect of share-based compensation awards	1,465	1,842
Denominator for diluted EPS	47,143	41,510

Basic EPS:
Income from continuing operations	$0.03	$0.10
Income from discontinued operations	—	0.06
Net income available to common shareholders	$0.03	$0.16
Diluted EPS:
Income from continuing operations	$0.03	$0.09
Income from discontinued operations	—	0.06
Net income available to common shareholders	$0.03	$0.15

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator For the Three Months Ended March 31,
	2007	2006
Conversion of weighted average common units	8,411	8,520
Conversion of weighted average convertible preferred units	176	176
Conversion of weighted average convertible preferred shares	395	—

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during the period over which the notes were outstanding was less than $54.30.

4.             Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

5.             Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31,	December 31,
	2007	2006
Land	$409,859	$343,098
Buildings and improvements	1,904,154	1,689,359
	2,314,013	2,032,457
Less: accumulated depreciation	(233,703)	(219,574)
	$2,080,310	$1,812,883

At March 31, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central New Jersey Region).  We expect to complete the sale of this property by January 2008.  The components associated with 429 Ridge Road as of March 31, 2007 included the following:

March 31,
2007
Land	$2,932
Buildings and improvements	14,588
17,520
Less: accumulated depreciation	(2,947)
$14,573

Projects we had under construction or development consisted of the following:

	March 31,	December 31,
	2007	2006
Land	$193,715	$153,436
Construction in progress	185,579	144,991
	$379,294	$298,427

2007 Acquisitions

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres.  We refer to these transactions collectively as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366,830.  The table below sets forth the allocation of the acquisition costs of the Nottingham Acquisition:

Land, operating properties	$69,322
Land, construction or development	37,789
Building and improvements	211,194
Intangible assets on real estate acquisitions	53,214
Total assets	371,519
Deferred revenue associated with acquired operating leases	(4,689)
Total acquisition cost	$366,830

Intangible assets recorded in connection with the Nottingham Acquisition include the following:

		Weighted
		Average
		Amortization
	Cost	Period (in Years)
Tenant relationship value	$25,778	8
Lease-up value	19,425	4
Lease cost portion of deemed cost avoidance	4,206	5
Lease to market value	3,805	4
	$53,214	6

2007 Construction and Development Activities

As of March 31, 2007, we had construction underway on four new buildings in the Baltimore/Washington Corridor (including one partially operational property owned through a 50% joint venture), two in Colorado Springs, Colorado and one each in Suburban Baltimore, Southwest Virginia and Chesterfield, Virginia.  We also had development activities underway on five new buildings located in the Baltimore/Washington Corridor (including one owned through a joint venture), two in Suburban Baltimore, two in Suburban Maryland and one each in King George County, Virginia and Colorado Springs, Colorado (we owned a 50% undivided interest in the Colorado Springs property until April 6, 2007, when we purchased the remaining 50%).  In addition, we had redevelopment underway on two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and the other in Colorado Springs, Colorado) and two buildings owned by a joint venture (one is located in Northern Virginia and the other in the Baltimore/Washington Corridor).

6.                                      Real Estate Joint Ventures

During the three months ended March 31, 2007, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

	Investment Balance at					Total	Maximum
	March 31,	December 31,	Date	Owner-	Nature of	Assets at	Exposure
	2007	2006	Acquired	ship	Activity	3/31/2007	to Loss (1)
Harrisburg Corporate
Gateway Partners, L.P.	$(3,797)(2)	$(3,614)(2)	9/29/2005	20%	Operates 16 buildings(3)	$75,190	—

(1)             Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, which we would be required to make if certain contingent events occur.

(2)             The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4,860 at March 31, 2007 and $5,072 at December 31, 2006 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)             This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	March 31,	December 31,
	2007	2006
Commercial real estate property	$72,199	$72,688
Other assets	2,991	3,207
Total assets	$75,190	$75,895

Liabilities	$68,149	$67,350
Owners’ equity	7,041	8,545
Total liabilities and owners’ equity	$75,190	$75,895

The following table sets forth a combined condensed statement of operations for Harrisburg Corporate Gateway Partners, L.P. for the three months ended March 31, 2007:

Revenues	$2,444
Property operating expenses	(960)
Interest expense	(1,138)
Depreciation and amortization expense	(867)
Net loss	$(521)

Our investments in consolidated real estate joint ventures included the following:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	3/31/2007	Activity	3/31/2007	3/31/2007
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties (1)	$44,919	$—
Commons Office 6-B, LLC	2/10/2006	50.0%	Developing land parcel (2)	7,466	7,430
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (3)	4,074	3,697
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	3,003	—
				$59,462	$11,127

(1)             This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2)             This joint venture’s property is located in Hanover, Maryland (located in the Baltimore/Washington Corridor region).

(3)             This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(4)             This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	March 31, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$125,144	$43,900	$81,244	$105,719	$38,279	$67,440
Tenant relationship value	35,149	2,691	32,458	9,371	1,178	8,193
Lease cost portion of deemed
cost avoidance	17,086	6,591	10,495	12,880	5,819	7,061
Lease to market value	14,428	7,869	6,559	10,623	7,178	3,445
Market concentration premium	1,333	155	1,178	1,333	147	1,186
	$193,140	$61,206	$131,934	$139,926	$52,601	$87,325

Amortization of the intangible asset categories set forth above totaled $8,628 in the three months ended March 31, 2007 and $5,017 in the three months ended March 31, 2006.  The approximate weighted average amortization periods of the categories set forth below follow: lease-up value: nine years; tenant relationship value: eight years; lease cost portion of deemed cost avoidance: six years; lease to market value: five years; and market concentration premium: 35 years.  The approximate weighted average amortization period for all of the categories combined is nine years.  Estimated amortization expense associated with the intangible asset categories set forth above for the nine months ended December 31, 2007 is $20.1 million, for 2008 is $21.8 million, for 2009 is $19.1 million, for 2010 is $14.8 million, for 2011 is $11.9 million and for 2012 is $9.6 million.

8.             Deferred Charges

Deferred charges consisted of the following:

	March 31,	December 31,
	2007	2006
Deferred leasing costs	$55,716	$52,263
Deferred financing costs	28,837	28,275
Goodwill	1,853	1,853
Deferred other	155	155
	86,561	82,546
Accumulated amortization	(41,065)	(38,836)
Deferred charges, net	$45,496	$43,710

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $286 at March 31, 2007 and $252 at December 31, 2006.

10.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	March 31,	December 31,
	2007	2006
Construction contract costs incurred in excess of billings	$19,194	$18,324
Furniture, fixtures and equipment	10,587	10,495
Prepaid expenses	7,714	9,059
Other assets	15,816	10,589
Prepaid and other assets	$53,311	$48,467

11.          Debt

Our debt consisted of the following:

	Maximum
	Principal Amount	Carrying Value at			Scheduled Maturity
	Under Debt at	March 31,	December 31,	Stated Interest Rates at	Dates at
	March 31, 2007	2007	2006	March 31, 2007	March 31, 2007
Mortgage and other loans payable:
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$500,000	$264,000	$185,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	1,048,913	1,020,619	5.20% — 9.48% (3)	2007 — 2034 (4)
Variable rate construction loan facilities	122,447	76,324	56,079	LIBOR + 1.40% to 2.20%	2007 — 2008 (5)
Other variable rate mortgage loans	N/A	123,615	34,500	LIBOR + 1.20% to 1.50%	2007 (6)
Total mortgage loans		1,248,852	1,111,198

Note payable
Unsecured seller notes	N/A	2,331	2,339	0% — 5.95%	2007-2008
Total mortgage and other loans payable		1,515,183	1,298,537

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026(7)
Total debt		$1,715,183	$1,498,537

(1)             The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)             Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $839 at March 31, 2007 and $210 at December 31, 2006.

(3)             The weighted average interest rate on these loans was 6.05% at March 31, 2007.

(4)             A loan with a balance of $4,874 at March 31, 2007 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)             At March 31, 2007, $53,505 in loans scheduled to mature in 2008 may be extended for a one-year period, subject to certain conditions.

(6)             At March 31, 2007, a $34,500 loan scheduled to mature in 2007 may be extended for a one-year period, subject to certain conditions.

(7)             Refer to our 2006 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

We capitalized interest costs of $4,132 in the three months ended March 31, 2007 and $3,130 in three months ended March 31, 2006.

12.          Derivatives

The following table sets forth our derivative contracts at March 31, 2007 and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	March 31,	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(174)	$(42)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(191)	(133)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(191)	(133)
					$(556)	$(308)

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months Ended March 31,
	2007	2006
(Decrease) increase in fair value applied to accumulated
other comprehensive loss and minority interests	$(248)	$110

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	March 31,	December 31,
	2007	2006
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	—
Total preferred shares	$81	$76

We issued the Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the “Series K Preferred Shares”) in the Nottingham Acquisition at a value of, and liquidation preference equal to, $50 per share.  The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.  Holders of the Series K Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $2.80 per share, which is equal to 5.6% of the $50 per share liquidation preference.

Common Shares

In connection with the Nottingham Acquisition in January 2007, we issued 3,161,000 common shares at a value of $49.57 per share.

During the three months ended March 31, 2007, we converted 221,350 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the AOCL component of shareholders’ equity:

	For the Three Months Ended March 31,
	2007	2006
Beginning balance	$(693)	$(482)
Unrealized (loss) gain on derivatives, net of minority interests	(223)	90
Realized loss on derivatives, net of minority interests	13	12
Ending balance	$(903)	$(380)

The table below sets forth our comprehensive income:

	For the Three Months Ended March 31,
	2007	2006
Net income	$5,547	$9,937
Unrealized (loss) gain on derivatives, net of minority interests	(223)	90
Realized loss on derivatives, net of minority interests	13	12
Total comprehensive income	$5,337	$10,039

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2007:

			Dividend/
			Distribution Per	Total Dividend/
	Record Date	Payable Date	Share/Unit	Distribution
Series G Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.5000	$1,100
First Quarter 2007	March 30, 2007	April 17, 2007	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$938
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4766	$1,616
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4766	$1,616

Series K Preferred Shares:
First Quarter 2007	March 30, 2007	April 17, 2007	$0.7466	$397

Common Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$13,292
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$14,529

Series I Preferred Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$165
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$165

Common Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$2,622
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$2,554

15.          Supplemental Information to Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2007	2006
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$38,848	$—
(Decrease) increase in accrued capital improvements and leasing costs	$(2,600)	$6,307
Amortization of discounts and premiums on mortgage loans to
commercial real estate properties	$255	$45
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(248)	$110
Issuance of common shares in connection with acquisition of properties	$156,691	$—
Issuance of preferred shares in connection with acquisition of properties	$26,583	$—
Restricted cash used in connection with acquisition of properties	$20,122	$—
Adjustments to minority interests resulting from changes in ownership
of Operating Partnership by COPT	$26,511	$778
Dividends/distribution payable	$20,687	$16,878
Decrease in minority interests and increase in shareholders’ equity in
connection with the conversion of common units into common shares	$10,563	$1,945

16.          Information by Business Segment

As of March 31, 2007, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs, Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Total
Three Months Ended March 31, 2007
Revenues	$43,837	$17,172	$13,081	$3,595	$3,967	$2,506	$3,098	$1,781	$1,786	$(428)	$90,395
Property operating expenses	14,526	6,328	5,771	1,280	1,663	33	771	359	697	596	32,024
NOI	$29,311	$10,844	$7,310	$2,315	$2,304	$2,473	$2,327	$1,422	$1,089	$(1,024)	$58,371
Additions to commercial real estate properties	$77,115	$10,852	$261,734	$3,803	$496	$232	$69	$(34)	$254	$25,421	$379,942
Segment assets at March 31, 2007	$1,153,457	$480,989	$462,330	$137,948	$117,496	$97,306	$96,884	$57,250	$44,486	$166,577	$2,814,723

Three Months Ended March 31, 2006
Revenues	$34,393	$15,573	$7,357	$1,289	$3,553	$2,505	$2,988	$1,810	$2,893	$(182)	$72,179
Property operating expenses	10,369	5,490	2,840	491	1,317	40	691	333	985	(489)	22,067
NOI	$24,024	$10,083	$4,517	$798	$2,236	$2,465	$2,297	$1,477	$1,908	$307	$50,112
Additions to commercial real estate properties	$31,563	$3,123	$871	$5,833	$404	$338	$311	$7,702	$587	$(268)	$50,464
Segment assets at March 31, 2006	$925,067	$462,441	$187,732	$69,086	$114,873	$99,029	$98,818	$51,570	$58,203	$76,056	$2,142,875

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2007	2006
Segment revenues	$90,395	$72,179
Construction contract revenues	8,691	14,544
Other service operations revenues	1,386	1,765
Less: Revenues from discontinued real estate operations (Note 19)	(720)	(2,957)
Total revenues	$99,752	$85,531

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2007	2006

Segment property operating expenses	$32,024	$22,067
Less: Property operating expenses from discontinued real estate operations (Note 19)	(276)	(1,006)
Total property operating expenses	$31,748	$21,061

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2007	2006
NOI for reportable segments	$58,371	$50,112
Construction contract revenues	8,691	14,544
Other service operations revenues	1,386	1,765
Equity in loss of unconsolidated entities	(94)	(23)
Income tax expense	(105)	(215)
Less:
Depreciation and other amortization associated with real estate operations	(26,569)	(18,672)
Construction contract expenses	(8,483)	(14,026)
Other service operations expenses	(1,405)	(1,678)
General and administrative expenses	(4,614)	(3,963)
Interest expense on continuing operations	(19,876)	(17,029)
Amortization of deferred financing costs	(884)	(556)
Minority interests in continuing operations	(426)	(958)
NOI from discontinued operations	(444)	(1,951)
Income from continuing operations	$5,548	$7,350

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

17.          Share-Based Compensation

During the three months ended March 31, 2007, we granted to employees 226,660 options to purchase common shares with a weighted average exercise price of $49.25 per share.  All of these options vest in equal increments annually over a three-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us, and they expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model are set forth below:

Weighted average fair value per share option granted during the period	$9.85
Risk-free interest rate	4.61	%(1)
Expected life (in years)	6.25
Expected volatility	21.51	%(2)
Expected annual dividend yield	3.27	%(3)

(1) Ranged from 4.53% to 4.91%.

(2) Ranged from 21.41% to 21.75%.

(3) Ranged from 3.21% to 3.35%.

During the three months ended March 31, 2007, 469,918 options to purchase common shares were exercised.  The weighted average exercise price of these options was $10.92 per share, and the total intrinsic value of options exercised was $19,642.

During the three months ended March 31, 2007, certain employees were granted 128,776 restricted shares with a weighted average grant date fair value of $50.57 per share.  All of these shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  During the three months ended March 31, 2007, forfeiture restrictions lapsed on 126,619 common shares previously issued to employees.  These shares had a weighted average grant date fair value of $21.97 per share, and the total fair value of the shares on the vesting date was $6,514.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the
	Three Months Ended
	March 31,
	2007	2006
Increase in general and administrative expenses	$879	$469
Increase in construction contract and other service operations expenses	354	144
Share-based compensation expense	1,233	613
Income taxes	(35)	(17)
Minority interests	(193)	(109)
Net share-based compensation expense	$1,005	$487

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended March 31,
	2007	2006
Deferred
Federal	$86	$176
State	19	39
Total	$105	$215

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three months ended March 31, 2007 and 2006.

19.          Discontinued Operations

Income from discontinued operations includes revenues and expenses associated with the following:

•	the two Lakeview at the Greens properties that were sold on February 6, 2006;
•	the 68 Culver Road property that was sold on March 8, 2006;
•	the 710 Route 46 property that was sold on July 26, 2006;
•	the 230 Schilling Circle property that was sold on August 9, 2006;
•	the 7 Centre Drive property that was sold on August 30, 2006;
•	the Brown’s Wharf property that was sold on September 28, 2006; and
•	the 429 Ridge Road property which, as of March 31, 2007, we were under contract to sell, and was classified as held for sale.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended March 31,
	2007	2006
Revenue from real estate operations	$720	$2,957
Expenses from real estate operations:
Property operating expenses	276	1,006
Depreciation and amortization	57	665
Interest expense	388	686
Other	—	3
Expenses from real estate operations	721	2,360
Income from discontinued operations before gain on sales of real estate and minority interests	(1)	597
Gain on sales of real estate	—	2,435
Minority interests in discontinued operations	—	(555)
Income from discontinued operations, net of minority interests	$(1)	$2,477

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

Acquisitions

As of March 31, 2007, we were under contract to acquire the following properties:

•                  a parcel of land in Aberdeen, Maryland for $10,000, of which we paid a deposit of $100 in 2006; and

•                  the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1,310 in 2007, $1,000 in 2008 and $155 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4,000; this $4,000 cash obligation is subject to reduction by an amount ranging between $750 and $4,000, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  Following completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we may be required to make unilateral payments to fund rent shortfalls on behalf of a tenant that was in bankruptcy at the time the partnership was formed.  Our total unilateral commitment under this guaranty is approximately $153; the tenant’s account was current as of March 31, 2007.  We also agreed to indemnify the partnership’s lender for 80% of any losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

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

In two of the consolidated joint ventures that we owned as of March 31, 2007, we would be obligated to acquire the other members’ 50% interests in the joint ventures if defined events were to occur.  The amounts we would need to pay for those membership interests are computed based on the amounts that the owners of the interests would receive under the joint venture agreements in the event that office properties owned by the joint ventures were sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other members’ membership interests in these joint ventures to be $2,383; however, since the determination of this amount is dependent on the operations of the office properties, which are not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Ground Lease

On April 4, 2006, we entered into a 62-year ground lease agreement on a six-acre land parcel on which we expect to construct a 110,000 square foot property.  We paid $550 to the lessor upon lease execution and expect to pay an additional amount of approximately $1,898 in rent under the lease in 2007.  No other rental payments are required over the life of the lease, although we are responsible for expenses associated with the property.  We will recognize the total lease payments incurred under the lease evenly over the term of the lease

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of March 31, 2007 follow:

Nine months ended December 31, 2007	$212
2008	261
2009	176
2010	135
2011	57
$841

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of March 31, 2007 follow:

Nine months ended December 31, 2007	$426
2008	493
2009	317
2010	142
2011	21
$1,399

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

We have insurance coverage in place that we believe will indemnify us, at least in part, for losses incurred as a result of this agreement.

21.          Pro Forma Financial Information (Unaudited)

We accounted for our acquisitions using the purchase method of accounting.  We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through March 31, 2007.

We prepared our pro forma condensed consolidated financial information presented below as if the Nottingham Acquisition had occurred at the beginning of the respective periods.  The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if this acquisition had occurred at the beginning of the respective periods, nor does it purport to indicate our results of operations for future periods.

	For the Three Months
	Ended March 31,
	2007	2006

Pro forma total revenues	$100,571	$93,804
Pro forma net income	$5,809	$8,046
Pro forma net income available to common shareholders	$1,783	$4,020
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

22.          Subsequent Events

At March 31, 2007, we owned a 50% undivided interest in a 132 acre parcel of land that we believe can support future development of 1.75 million square feet of office space in Colorado Springs, Colorado.  On April 6, 2007, we acquired the remaining 50% interest for approximately $14.0 million.  We issued 262,165 common units in our Operating Partnership valued at $47.68 per unit in connection with this transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of March 31, 2007, our investments in real estate included the following:

•                  226 wholly owned operating properties in our portfolio totaling 17.4 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 1.9 million square feet upon completion and two wholly owned office properties totaling approximately 129,000 square feet that were under redevelopment;

•                  wholly owned land parcels totaling 1,254 acres that we believe are potentially developable into approximately 10.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

During the three months ended March 31, 2007, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2006;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 93.0%;

•                  completed, on January 9 and 10, 2007, a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366.8 million.  We financed the acquisition by issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller, issuing $156.7 million in common shares of beneficial interest (“common shares”) to the seller at a value of $49.57 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2007.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2007 compared to the same period in 2006;

•                  how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2007;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three months ended March 31, 2007 and 2006.

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

Corporate Office Properties Trust and Subsidiaries
Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006	Variance	% Change
Revenues
Rental revenue	$75,882	$60,562	$15,320	25.3%
Tenant recoveries and other real estate operations revenue	13,793	8,660	5,133	59.3%
Construction contract revenues	8,691	14,544	(5,853)	(40.2%)
Other service operations revenues	1,386	1,765	(379)	(21.5%)
Total revenues	99,752	85,531	14,221	16.6%
Expenses
Property operating expenses	31,748	21,061	10,687	50.7%
Depreciation and other amortization associated with real estate operations	26,569	18,672	7,897	42.3%
Construction contract expenses	8,483	14,026	(5,543)	(39.5%)
Other service operations expenses	1,405	1,678	(273)	(16.3%)
General and administrative expense	4,614	3,963	651	16.4%
Total operating expenses	72,819	59,400	13,419	22.6%
Operating income	26,933	26,131	802	3.1%
Interest expense and amortization of deferred financing costs	(20,760)	(17,585)	(3,175)	18.1%
Equity in loss of unconsolidated entities	(94)	(23)	(71)	308.7%
Income tax expense	(105)	(215)	110	(51.2%)
Income from continuing operations before minority interests	5,974	8,308	(2,334)	(28.1%)
Minority interests in income from continuing operations	(426)	(958)	532	(55.5%)
Income from continuing operations	5,548	7,350	(1,802)	(24.5%)
(Loss) income from discontinued operations, net	(1)	2,477	(2,478)	(100.0%)
Gain on sales of real estate, net	—	110	(110)	(100.0%)
Net income	5,547	9,937	(4,390)	(44.2%)
Preferred share dividends	(3,993)	(3,654)	(339)	9.3%
Net income available to common shareholders	$1,554	$6,283	$(4,729)	(75.3%)
Basic earnings per common share
Income from continuing operations	$0.03	$0.10	$(0.07)	(70.0%)
Net income available to common shareholders	$0.03	$0.16	$(0.13)	(81.3%)
Diluted earnings per common share
Income from continuing operations	$0.03	$0.09	$(0.06)	(66.7%)
Net income available to common shareholders	$0.03	$0.15	$(0.12)	(80.0%)

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Geographic Concentration of Property Operations

The table below sets forth the changes in the regional allocation of our annualized rental revenue from December 31, 2006 to March 31, 2007.  These changes occurred primarily as a result of the Nottingham Acquisition:

	Percentage of Annualized
	Rental Revenue of
	Wholly Owned Properties as of
Region	March 31, 2007	December 31, 2006
Baltimore/Washington Corridor	46.6%	51.2%
Northern Virginia	20.2%	20.5%
Suburban Baltimore	15.1%	7.5%
Suburban Maryland	4.3%	4.1%
Colorado Springs, Colorado	3.9%	4.2%
St. Mary’s and King George Counties	3.6%	4.2%
Greater Philadelphia	3.2%	3.7%
San Antonio, Texas	2.1%	2.4%
Northern/Central New Jersey	1.0%	2.2%
	100.0%	100.0%

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

Since most of the operating properties included in the Nottingham Acquisition were located in the Suburban Baltimore region, the percentage of annualized revenue derived from wholly owned properties in that region increased to approximately twice what it was prior to the acquisition.

Concentration of Leases With Certain Tenants

We experienced changes in our tenant base during the three months ended March 31, 2007 due primarily to the Nottingham Acquisition, but also due to development and leasing activity.  The following table lists our 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties
	for 20 Largest Tenants as of
Tenant	March 31, 2007	December 31, 2006
United States Government	14.4%	16.3%
Booz Allen Hamilton, Inc.	6.2%	6.9%
Northrop Grumman Corporation	5.4%	4.2%
Computer Sciences Corporation(1)	3.4%	3.8%
L-3 Communications Holdings, Inc.(1)	2.6%	3.0%
Unisys Corporation(2)	2.6%	3.0%
General Dynamics Corporation	2.1%	2.4%
Wachovia Corporation	2.0%	2.1%
The Aerospace Corporation	1.9%	2.1%
AT&T Corporation(1)	1.7%	3.0%
Comcast Corporation	1.5%	N/A
The Boeing Company(1)	1.2%	1.4%
Ciena Corporation	1.1%	1.2%
Science Applications International Corporation	1.0%	1.1%
Lockheed Martin Corporation	0.9%	1.0%
Magellan Health Services, Inc.	0.9%	1.0%
BAE Systems PLC	0.8%	1.0%
Merck & Co., Inc.(2)	0.8%	0.8%
Johns Hopkins University(1)	0.7%	N/A
Wyle Laboratories, Inc.	0.7%	0.8%
Harris Corporation	N/A	0.8%
EDO Corporation	N/A	0.8%
Subtotal of 20 largest tenants	51.9%	56.7%
All remaining tenants	48.1%	43.3%
Total	100.0%	100.0%

(1)             Includes affiliated organizations and agencies and predecessor companies.

(2)             Unisys Corporation subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Industry Concentration of Tenants

The percentage of total annualized rental revenue in our wholly owned properties derived from the United States defense industry decreased during the three months ended March 31, 2007 due primarily to the Nottingham Acquisition, since the properties included in that transaction had an insignificant number of tenants in that industry.  The table below sets forth the percentage of annualized rental revenue in our portfolio of wholly owned properties derived from that industry:

	Percentage of Annualized
	Rental Revenue of Wholly
	Owned Properties from Defense
	Industry Tenants as of
	March 31, 2007	December 31, 2006
Total Portfolio	48.3%	54.4%
Baltimore/Washington Corridor	64.4%	66.7%
Northern Virginia	49.4%	54.5%
Suburban Baltimore	6.7%	9.8%
Suburban Maryland	11.2%	13.3%
Colorado Springs	37.1%	39.4%
St. Mary’s and King George Counties	89.8%	89.8%
San Antonio	100.0%	100.0%

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	March 31,	December 31,
	2007	2006
Occupancy rates
Total	93.0%	92.8%
Baltimore/Washington Corridor	94.1%	95.1%
Northern Virginia	99.4%	90.9%
Suburban Baltimore	85.2%	81.1%
Suburban Maryland	94.8%	83.2%
Colorado Springs, Colorado	94.1%	92.8%
St. Mary’s and King George Counties	92.1%	92.1%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Northern/Central New Jersey	68.7%	97.2%

Average contractual annual rental rate per square foot at period end (1)	$20.92	$20.90

(1) Includes estimated expense reimbursements.

The total occupancy rate of our wholly owned properties was negatively affected by the operating properties included in the Nottingham Acquisition, which were 86.1% occupied at March 31, 2007.  We also had a decrease in occupancy in our New Jersey region that was attributable to a lease termination at our 429 Ridge Road property located in Dayton, New Jersey (we are under contract to sell our 429 Ridge Road property and expect to complete such sale by January 2008).  However, we had a net positive increase in occupancy in our other properties that offset the decreasing effects of the Nottingham Acquisition and the 429 Ridge Road property; this positive increase was largely attributable to lease commencements for space in our Northern Virginia and Suburban Maryland regions.

We renewed 72.1% of the square footage scheduled to expire in the three months ended March 31, 2007 (including the effect of early renewals and excluding the effect of early lease terminations).

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	March 31,		December 31,
Geographic Region	Interest	2007		2006
Suburban Maryland	50.0%	47.9%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	91.2%		91.2%

(1)             Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at period end.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the three months ended March 31, 2006 and 2007, Same-Office Properties would be properties owned and 100% operational from January 1, 2006 through March 31, 2007.

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

The table below sets forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands):

	Changes From the Three Months Ended March 31, 2006 to 2007
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change(1)	Change	Change	Change(2)	Change
Revenues from real estate operations
Rental revenue	$13,684	$1,869	3.1%	$(233)	$15,320
Tenant recoveries and other real estate operations revenue	2,688	2,427	29.1%	18	5,133
Total	$16,372	$4,296	6.3%	$(215)	$20,453

Property operating expenses	$5,722	$3,900	18.5%	$1,065	$10,687

Straight-line rental revenue adjustments included in rental revenue	$1,218	$(592)	N/A	$3	$629

Amortization of deferred market rental revenue	$120	$(76)	N/A	$—	$44

Number of operating properties included in component category	70	157	N/A	—	227

(1)             Includes 63 acquired properties and seven newly-constructed properties.

(2)             Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

The analysis set forth in this section pertains to properties included in continuing operations.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

With regard to changes in the Same-Office Properties’ revenues from real estate operations:

•                  the increase in revenues from real estate operations for the Same-Office Properties included the following:

•                  an increase of $1.4 million, or 2.3%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods; and

•                  an increase of $492,000, or 99.3%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to the increase in property operating expenses described below.

The increase in operating expenses for the Same-Office Properties included the following:

•                  an increase of $1.3 million, or 28.1%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure;

•                  an increase of $1.2 million, or 165.1%, in snow removal due to increased snow and ice in our regions;

•                  an increase of $452,000, or 11.2%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties; and

•                  an increase of $292,000, or 32.1% in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service contracts at certain properties.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods
	Ended March 31, 2007 and 2006
	Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change
Service operations
Revenues	$(5,853)	$(379)	$(6,232)
Expenses	(5,543)	(273)	(5,816)
Income from service operations	$(310)	$(106)	$(416)

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

Depreciation and amortization

Our increase in depreciation and other amortization expense was due primarily to a $9.0 million increase attributable to the Property Additions, of which $6.3 million was attributable to the Nottingham Acquisition.  Compared to other acquisitions that we have completed in recent years, a considerably larger portion of the value of the operating properties included in the Nottingham Acquisition was allocated to assets with lives that are based on the lives of the underlying leases; due to that fact and the fact that a large number of the leases in these properties have lives of four years or less, much of the depreciation and amortization associated with these properties will be front-loaded to the four years following the completion of the acquisition.  This will result in increased depreciation and amortization expense over the initial four years following the acquisition.

The change in depreciation and other amortization expense also included a $1.1 million, or 6.3%, decrease attributable to the Same Office Properties due to unamortized costs expensed in the prior period in connection with lease terminations.

General and administrative expenses

The increase in general and administrative expenses included the following:

•                  a $921,000, or 27.4%, increase in compensation expense due in large part to the increased number of employees in response to the continued growth of the Company, increased salaries and bonuses for existing employees and increased expense associated with share-based compensation due to an increase in the award values being amortized into expense;

•                  a $298,000 increase in the write off of costs incurred on acquisition opportunities that we ultimately decided not to pursue; and

•                  an $823,000, or 73.4%, decrease attributable to increased allocation of corporate overhead primarily to our service companies.  The increased allocation of corporate overhead to our service companies was attributable primarily to our increased general and administrative expenses and the increase in the number of employees in our service companies in response to the continued growth of the Company.

Interest expense and amortization of deferred financing costs

The increase in interest expense and amortization of deferred financing costs included in continuing operations was due primarily to a 23.7% increase in our average outstanding debt balance, resulting primarily from our acquisition and construction activities, offset in part by the effects of: (1) a $1.0 million, or 32.0%, increase in interest capitalized to construction and development projects due to increased construction and development activity; and (2) a decrease in our weighted average interest rates from 6.1% to 5.8%.

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

As of March 31, 2007, we owned 96% of the outstanding preferred units and 84% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units;

•                  our issuance of common units to third parties totaling 181,097 in 2006;

•                  the redemption by us of the Series E and Series F Preferred Shares in 2006.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations was attributable primarily to the following:

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above; and

•                  a decrease attributable to our increasing ownership of common units (from 82% at December 31, 2005 to 84% at March 31, 2007).

Income from discontinued operations, net of minority interests

Our income from discontinued operations decreased due primarily to the sale of three properties in the prior period from which we recognized gain of $2.4 million before allocation to minority interests.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders decreased due to the following:

•                  decreases in net income available to common shareholders, attributable primarily to the reasons set forth above; and

•                  a larger number of common shares outstanding due to share issuances since January 1, 2006.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $22.0 million as of March 31, 2007, a 177.7% increase from the balance at December 31, 2006.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

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

Our cash flow from operations determined in accordance with GAAP increased $5.6 million, or 19.1%, when comparing the three months ended March 31, 2007 and 2006; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Three Months Ended March 31, 2007

As discussed above, we completed the Nottingham Acquisition on January 9 and 10, 2007.  The acquired properties included 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres that we believe can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366.8 million, which was financed using the following:

•                  the issuance of 3,161,000 common shares to the seller at a value of $156.7 million, or $49.57 per share;

•                  the issuance of 531,667 Series K Preferred Shares to the seller at a value of $26.6 million, or $50.00 per share;

•                  $89.1 million in borrowings under a variable-rate loan bearing interest at LIBOR plus 1.15 to 1.55% depending on our leverage levels;

•                  borrowings assumed under fixed-rate mortgage loans with an aggregate fair value of $38.6 million;

•                  $33.7 million in borrowings under our Revolving Credit Facility;

•                  $20.1 million in cash from a previous property sale that was released from escrow; and

•                  a $2.0 million deposit previously paid.

We issued the Series K Preferred Shares in the Nottingham Acquisition at a value, and liquidation preference equal to, $50 per share.  The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.  Holders of the Series K Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $2.80 per share, which is equal to 5.6% of the $50 per share liquidation preference.

At March 31, 2007, we had construction activities underway on nine office properties totaling 935,000 square feet that were 71.9% pre-leased, including 68,196 square feet already placed in service in a partially operational property.  One of these properties is owned through a consolidated joint venture in which we have a 50% interest.  Costs incurred on these properties through March 31, 2007 totaled approximately $139.5 million, of which approximately $29.8 million was incurred in the three months ended March 31, 2007.  We have construction loan facilities in place totaling $117.7 million to finance the construction of five of these properties; borrowings under these facilities totaled $72.6 million at March 31, 2007, $20.2 of which was borrowed in the three months ended March 31, 2007.  The remaining costs incurred in the three months ended March 31, 2007 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the three months ended March 31, 2007 (in thousands):

Acquisitions	$320,867
Construction and development	47,108
Capital improvements on operating properties	6,164
Tenant improvements on operating properties	5,803	(1)
	$379,942

(1)             Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of March 31, 2007, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities increased $168.9 million when comparing the three months ended March 31, 2007 and 2006.  This increase was due primarily to the following:

•                  a $149.7 million, or 391%, increase in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition;

•                  a $28.2 million decrease in proceeds from sales of properties; and

•                  a $13.6 million decrease in restricted cash associated with investing activities due primarily to the release of funds held in escrow relating to a property sale completed in 2006.

Our cash flow provided by financing activities increased $168.0 million due primarily to a a $140.2 million, or 293%, increase in proceeds from mortgage and other loans payable driven mostly by the financing needs of the Nottingham Acquisition.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2006 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to March 31, 2007

At March 31, 2007, we owned a 50% undivided interest in a 132 acre parcel of land that we believe can support future development of 1.75 million square feet of office space in Colorado Springs, Colorado.  On April 6, 2007, we acquired the remaining 50% interest for approximately $14.0 million.  We issued 262,165 common units in our Operating Partnership valued at $47.68 per unit in connection with this transaction.

Other Future Cash Requirements for Investing and Financing Activities

As of March 31, 2007, we were under contract to acquire the following:

•                  a parcel of land in Aberdeen, Maryland for $10.0 million, of which we paid a deposit of $100,000 in 2006; and

•                  the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1.3 million in 2007, $1.0 million in 2008 and $155,000 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4.0 million; this $4.0 million cash obligation is subject to reduction by an amount ranging between $750,000 and $4.0 million, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.

We expect to fund these acquisitions and development costs using borrowings under our Revolving Credit Facility.

As previously discussed, as of March 31, 2007, we had construction activities underway on nine office properties totaling 935,000 square feet that were 71.9% pre-leased (one of these properties is owned through a consolidated joint venture in which we have a 50% interest).  We estimate remaining costs to be incurred will total approximately $72.5 million upon completion of these properties; we expect to incur these costs primarily in 2007 and 2008.  We have $45.1 million remaining to be borrowed under construction loan facilities totaling $117.7 million for five of these properties.  We expect to fund the remaining portion of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

As of March 31, 2007, we had development activities underway on 11 new office properties estimated to total 1.3 million square feet (we owned a 50% interest in two of these properties as of March 31, 2007).  We estimate that costs for these properties will total approximately $260.0 million.  As of March 31, 2007, costs incurred on these properties totaled $30.9 million and the balance is expected to be incurred from 2007 through 2009.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As of March 31, 2007, we had redevelopment activities underway on four properties totaling 740,000 square feet (two of these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $44.1 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

During the remainder of 2007 and beyond, we expect to complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

The maximum principal amount on our Revolving Credit Facility is $500.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  The borrowing capacity under this Revolving Credit Facility is generally computed based on 65% of the value of assets identified by us to support repayment of the loan.  As of April 30, 2007, the borrowing capacity under the Revolving Credit Facility was $500.0 million, of which $202.0 million was available.

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

Diluted funds from operations (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three months ended March 31, 2007 and 2006 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2007	2006

Net income	$5,547	$9,937
Add: Real estate-related depreciation and amortization	26,300	19,068
Add: Depreciation and amortization on unconsolidated real estate entities	168	85
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(42)	(33)
Less: Gain on sales of real estate, excluding development portion (1)	—	(2,459)
Funds from operations (“FFO”)	31,973	26,598
Add: Minority interests-common units in the Operating Partnership	308	1,406
Less: Preferred share dividends	(3,993)	(3,654)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$28,288	$24,350

Weighted average common shares	45,678	39,668
Conversion of weighted average common units	8,411	8,520
Weighted average common shares/units - Basic FFO	54,089	48,188
Dilutive effect of share-based compensation awards	1,465	1,842
Weighted average common shares/units - Diluted FFO	55,554	50,030

Diluted FFO per common share	$0.51	$0.49

Numerator for diluted EPS	$1,554	$6,283
Add: Minority interests-common units in the Operating Partnership	308	1,406
Add: Real estate-related depreciation and amortization	26,300	19,068
Add: Depreciation and amortization on unconsolidated real estate entities	168	85
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(42)	(33)
Less: Gain on sales of real estate, excluding development portion (1)	—	(2,459)
Diluted FFO	$28,288	$24,350

Denominator for diluted EPS	47,143	41,510
Weighted average common units	8,411	8,520
Denominator for Diluted FFO per share	55,554	50,030

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2007, 77.9% of our fixed-rate debt was scheduled to mature after 2008.  As of March 31, 2007, 21.2% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of March 31, 2007, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 12.9%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at March 31, 2007 (dollars in thousands):

	For the Periods Ended December 31,
	2007(2)	2008(3)	2009	2010	2011	Thereafter	Total
Long term debt:
Fixed rate (1)	$74,215	$157,660	$62,745	$74,141	$109,930	$771,714	$1,250,405
Average interest rate	5.58%	5.42%	5.25%	5.17%	5.09%	4.31%	4.81%
Variable rate	$146,435	$317,504	$—	$—	$—	$—	$463,939
Average interest rate	6.31%	6.66%	—	—	—	—	6.31%

(1)             Represents scheduled principal maturities only and therefore excludes a net premium of $839,000.

(2)             Our loan maturities in 2007 include $49.0 million that may be extended until 2008, subject to certain conditions, and $159.2 million under various loans that we expect to either refinance or repay using borrowings under our Revolving Credit Facility; the balance of the 2007 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)             Our loan maturities in 2008 include $317.5 million that may be extended until 2009, subject to certain conditions

The fair market value of our debt was $1.72 billion at March 31, 2007.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $49.2 million at March 31, 2007.

The following table sets forth information pertaining to our derivative contracts in place as of March 31, 2007, and their respective fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	March 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(174)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(191)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(191)

Based on our variable-rate debt balances, our interest expense would have increased by $705,000 in the three months ended March 31, 2007 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

During the three months ended March 31, 2007, 221,350 of the Operating Partnership’s common units were exchanged for 221,350 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable

(c)	Not applicable

Item 3. Defaults Upon Senior Securities

(a)	Not applicable

(b)	Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1	Amended and Restated 1998 Long Term Incentive Plan (filed with the Company’s Current Report on Form 8-K dated April 3, 2007 and incorporated herein by reference

10.2

Twenty-Third Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 6, 2007 (filed with the Company’s Current Report on Form 8-K dated April 12, 2007 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: May 10, 2007	By:	/s/ RANDALL M. GRIFFIN
Randall M. Griffin
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee
Executive Vice President and Chief Financial Officer