Form 10-Q
period 2007-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2007-08-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

or

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

On July 27, 2007, 47,163,665 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Investment in real estate:
Operating properties, net	$2,140,298	$1,812,883
Property held for sale, net	14,578	—
Projects under construction or development	369,697	298,427
Total commercial real estate properties, net	2,524,573	2,111,310
Cash and cash equivalents	15,123	7,923
Restricted cash	20,482	52,856
Accounts receivable, net	18,826	26,367
Deferred rent receivable	47,579	41,643
Intangible assets on real estate acquisitions, net	123,861	87,325
Deferred charges, net	47,292	43,710
Prepaid and other assets	56,993	48,467
Total assets	$2,854,729	$2,419,601

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,552,478	$1,298,537
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	61,531	68,190
Rents received in advance and security deposits	26,547	20,237
Dividends and distributions payable	20,754	19,164
Deferred revenue associated with acquired operating leases	13,522	11,120
Distributions in excess of investment in unconsolidated real estate joint venture	3,852	3,614
Other liabilities	7,525	8,249
Total liabilities	1,886,209	1,629,111
Minority interests:
Common units in the Operating Partnership	119,297	104,934
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	2,654	2,453
Total minority interests	130,751	116,187
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 8,121,667 at June 30, 2007 and 7,590,000 at December 31, 2006 (Note 13))	81	76
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 47,154,605 at June 30, 2007 and 42,897,639 at December 31, 2006)	472	429
Additional paid-in capital	944,818	758,032
Cumulative distributions in excess of net income	(107,277)	(83,541)
Accumulated other comprehensive loss	(325)	(693)
Total shareholders’ equity	837,769	674,303
Total liabilities and shareholders’ equity	$2,854,729	$2,419,601

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Rental revenue	$78,824	$61,635	$154,706	$122,197
Tenant recoveries and other real estate operations revenue	12,128	9,134	25,921	17,794
Construction contract revenues	10,620	12,156	19,311	26,700
Other service operations revenues	1,073	1,984	2,459	3,749
Total revenues	102,645	84,909	202,397	170,440
Expenses
Property operating expenses	29,038	21,640	60,786	42,701
Depreciation and other amortization associated with real estate operations	27,429	18,095	53,998	36,767
Construction contract expenses	10,136	11,643	18,619	25,669
Other service operations expenses	1,126	1,818	2,531	3,496
General and administrative expenses	5,085	3,705	9,699	7,668
Total operating expenses	72,814	56,901	145,633	116,301
Operating income	29,831	28,008	56,764	54,139
Interest expense	(20,541)	(17,132)	(40,417)	(34,161)
Amortization of deferred financing costs	(921)	(606)	(1,805)	(1,162)
Gain on sale of non-real estate investment	1,033	—	1,033	—
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	9,402	10,270	15,575	18,816
Equity in loss of unconsolidated entities	(57)	(32)	(151)	(55)
Income tax expense	(178)	(206)	(283)	(421)
Income from continuing operations before minority interests	9,167	10,032	15,141	18,340
Minority interests in income from continuing operations
Common units in the Operating Partnership	(825)	(1,095)	(1,133)	(1,921)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	31	25	78	58
Income from continuing operations	8,208	8,797	13,756	16,147
(Loss) income from discontinued operations, net of minority interests	(492)	294	(493)	2,771
Income before gain on sales of real estate	7,716	9,091	13,263	18,918
Gain on sales of real estate, net	161	25	161	135
Net income	7,877	9,116	13,424	19,053
Preferred share dividends	(4,025)	(3,653)	(8,018)	(7,307)
Net income available to common shareholders	$3,852	$5,463	$5,406	$11,746
Basic earnings per common share
Income from continuing operations	$0.09	$0.12	$0.13	$0.22
Discontinued operations	(0.01)	0.01	(0.01)	0.07
Net income available to common shareholders	$0.08	$0.13	$0.12	$0.29
Diluted earnings per common share				$—
Income from continuing operations	$0.09	$0.12	$0.12	$0.21
Discontinued operations	(0.01)	0.01	(0.01)	0.07
Net income available to common shareholders	$0.08	$0.13	$0.11	$0.28

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$13,424	$19,053
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,325	2,835
Depreciation and other amortization	54,055	38,087
Amortization of deferred financing costs	1,805	1,168
Amortization of deferred market rental revenue	(985)	(1,050)
Equity in loss of unconsolidated entities	151	55
Gain on sales of real estate	(183)	(2,563)
Gain on sale of non-real estate investment	(1,033)	—
Share-based compensation	3,141	1,491
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(5,936)	(4,586)
Decrease in accounts receivable	7,541	160
(Increase) decrease in restricted cash and prepaid and other assets	(10,274)	3,333
Decrease in accounts payable, accrued expenses and other liabilities	(4,037)	(1,386)
Increase in rents received in advance and security deposits	6,310	3,350
Other	(370)	(156)
Net cash provided by operating activities	64,934	59,791
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(243,936)	(186,597)
Proceeds from sales of properties	—	28,209
Proceeds from disposition of non-real estate investment	2,526	—
Investments in and advances to unconsolidated entities	—	(372)
Acquisition of partner interests in consolidated joint ventures	(1,262)	(3,016)
Distributions from unconsolidated entities	89	254
Leasing costs paid	(8,164)	(4,232)
Decrease in restricted cash associated with investing activities	14,838	4,978
Other	(262)	(544)
Net cash used in investing activities	(236,171)	(161,320)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	431,495	234,748
Repayments of mortgage and other loans payable	(216,352)	(187,660)
Deferred financing costs paid	(1,556)	(756)
Distributions paid to partners in consolidated joint ventures	—	(787)
Net proceeds from issuance of common shares	6,140	85,054
Dividends paid	(35,523)	(29,632)
Distributions paid	(5,505)	(5,091)
Other	(262)	617
Net cash provided by financing activities	178,437	96,493
Net increase (decrease) in cash and cash equivalents	7,200	(5,036)
Cash and cash equivalents
Beginning of period	7,923	10,784
End of period	$15,123	$5,748

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of June 30, 2007, our investments in real estate included the following:

•                  229 wholly owned operating properties in our portfolio totaling 17.7 million square feet;

•                  21 wholly owned properties under construction or development that we estimate will total approximately 2.2 million square feet upon completion and one wholly owned office property totaling approximately 75,000 square feet that was under redevelopment;

•                  wholly owned land parcels totaling 1,362 acres that we believe are potentially developable into approximately 11.6 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of June 30, 2007 follows:

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$8,208	$8,797	$13,756	$16,147
Add: Gain on sales of real estate, net	161	25	161	135
Less: Preferred share dividends	(4,025)	(3,653)	(8,018)	(7,307)
Numerator for basic and diluted EPS from continuing operations	4,344	5,169	5,899	8,975
(Loss) income from discontinued operations, net	(492)	294	(493)	2,771
Numerator for basic and diluted EPS on net income available to common shareholders	$3,852	$5,463	$5,406	$11,746
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	46,686	41,510	46,185	40,594
Dilutive effect of share-based compensation awards	1,105	1,721	1,305	1,801
Denominator for diluted EPS	47,791	43,231	47,490	42,395

Basic EPS:
Income from continuing operations	$0.09	$0.12	$0.13	$0.22
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.07
Net income available to common shareholders	$0.08	$0.13	$0.12	$0.29
Diluted EPS:
Income from continuing operations	$0.09	$0.12	$0.12	$0.21
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.07
Net income available to common shareholders	$0.08	$0.13	$0.11	$0.28

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Conversion of weighted average common units	8,313	8,465	8,361	8,493
Conversion of weighted average convertible preferred shares	434	—	415	—
Conversion of weighted average convertible preferred units	176	176	176	176

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

5.             Commercial Real Estate Properties

Operating properties consisted of the following:

	June 30,	December 31,
	2007	2006
Land	$411,938	$343,098
Buildings and improvements	1,980,661	1,689,359
	2,392,599	2,032,457
Less: accumulated depreciation	(252,301)	(219,574)
	$2,140,298	$1,812,883

As of June 30, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central

New Jersey Region).  We expect to complete the sale of this property by January 2008.  The components associated with 429 Ridge Road as of June 30, 2007 included the following:

June 30,
2007
Land	$2,932
Buildings and improvements	14,593
17,525
Less: accumulated depreciation	(2,947)
$14,578

Projects we had under construction or development consisted of the following:

	June 30,	December 31,
	2007	2006
Land	$205,887	$153,436
Construction in progress	163,810	144,991
	$369,697	$298,427

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

Land, operating properties	$70,250
Land, construction or development	37,813
Building and improvements	210,242
Intangible assets on real estate acquisitions	53,214
Total assets	371,519
Deferred revenue associated with acquired operating leases	(4,689)
Total acquisition cost	$366,830

Intangible assets recorded in connection with the Nottingham Acquisition include the following:

		Weighted
		Average
		Amortization
		Period (in Years)
Tenant relationship value	$25,778	8
Lease-up value	19,425	4
Lease cost portion of deemed cost avoidance	4,206	5
Lease to market value	3,805	4
	$53,214	6

On April 6, 2007, we purchased for $13,586 the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 1.75 million developable square feet of office space.

2007 Construction and Development Activities

During the six months ended June 30, 2007, we had one property totaling 193,000 square feet located in Chesterfield County, Virginia become fully operational and placed into service 21,363 square feet in a partially operational property located in the Baltimore/Washington Corridor (operational space in this property totaled 89,559 square feet at June 30, 2007).

As of June 30, 2007, we had construction underway on five new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through a joint venture formed in July 2007 in which we have a 50% interest), two in Colorado Springs, Colorado, two in Suburban Baltimore and one in Southwest Virginia.  We also had development activities underway on five new buildings located in the Baltimore/Washington Corridor, three in Colorado Springs, Colorado, two in Suburban Maryland and one each in Suburban Baltimore and King George County, Virginia.  In addition, we had redevelopment underway on one wholly owned existing building located in Colorado Springs, Colorado and three buildings owned by a joint venture (two are located in Northern Virginia and the other in the Baltimore/Washington Corridor).

6.                                      Real Estate Joint Ventures

During the six months ended June 30, 2007, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

	Investment Balance at							Total	Maximum
	June 30,		December 31,		Date		Nature of	Assets at	Exposure
	2007		2006		Acquired	Ownership	Activity	6/30/2007	to Loss (1)
Harrisburg Corporate Gateway Partners, L.P.	$(3,852	)(2)	$(3,614	)(2)	9/29/2005	20%	Operates 16 buildings (3)	$74,249	$—

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

(2)          The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4,718 at June 30, 2007 and $5,072 at December 31, 2006 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)          This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	June 30,	December 31,
	2007	2006
Commercial real estate property	$71,834	$72,688
Other assets	2,415	3,207
Total assets	$74,249	$75,895

Liabilities	$67,918	$67,350
Owners’ equity	6,331	8,545
Total liabilities and owners’ equity	$74,249	$75,895

The following table sets forth combined condensed statements of operations for the two unconsolidated real estate joint ventures we owned from January 1, 2006 through June 30, 2007, which included Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners, a joint venture that was dissolved on July 26, 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,426	$3,254	$4,870	$6,458
Property operating expenses	(876)	(1,082)	(1,836)	(2,187)
Interest expense	(980)	(1,189)	(2,118)	(2,351)
Depreciation and amortization expense	(855)	(993)	(1,722)	(1,905)
Net income	$(285)	$(10)	$(806)	$15

Activity related to consolidated joint ventures during the six months ended June 30, 2007 included the following:

•                  as of December 31, 2006, we owned a 50% interest in Commons Office 6-B, LLC, an entity developing a land parcel in Hanover, Maryland.  We acquired the remaining 50% interest in this entity for $1,262 on May 24, 2007; and

•                  on June 26, 2007, we completed the formation of Enterprise Campus Developers, LLC, an entity in which we own a 90% interest.  This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a separate joint venture to be formed with another party.  At June 30, 2007, development and construction activities were underway in anticipation of the entity’s membership into this future joint venture.

The table below sets forth information pertaining to our investments in consolidated joint ventures at June 30, 2007:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	6/30/2007	Activity	6/30/2007	6/30/2007
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping three properties (1)	$47,910	$—
Enterprise Campus Developers, LLC	6/26/2007	90.0%	Developing land parcels (2)	11,401	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (3)	4,264	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	3,029	—
				$66,604	$—

(1) This joint venture owns two properties in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2) This joint venture is developing land parcels located in College Park, Maryland (located in the Suburban Maryland region).

(3) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(4) This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	June 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$125,144	$49,210	$75,934	$105,719	$38,279	$67,440
Tenant relationship value	35,149	4,117	31,032	9,371	1,178	8,193
Lease cost portion of deemed cost avoidance	17,086	7,307	9,779	12,880	5,819	7,061
Lease to market value	14,428	8,481	5,947	10,623	7,178	3,445
Market concentration premium	1,333	164	1,169	1,333	147	1,186
	$193,140	$69,279	$123,861	$139,926	$52,601	$87,325

Amortization of the intangible asset categories set forth above totaled $16,678 in the six months ended June 30, 2007 and $7,608 in the six months ended June 30, 2006.  The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: eight years; lease cost portion of deemed cost avoidance: six years; lease to market value: four years; and market concentration premium: 35 years.  The approximate weighted average amortization period for all of the categories combined is nine years.  Estimated amortization expense associated with the intangible asset categories set forth above for the six months ended December 31, 2007 is $12.5 million, for 2008 is $21.7 million, for 2009 is $19.1 million, for 2010 is $14.8 million, for 2011 is $11.8 million and for 2012 is $9.5 million.

8.             Deferred Charges

Deferred charges consisted of the following:

	June 30,	December 31,
	2007	2006
Deferred leasing costs	$58,875	$52,263
Deferred financing costs	29,915	28,275
Goodwill	1,853	1,853
Deferred other	155	155
	90,798	82,546
Accumulated amortization	(43,506)	(38,836)
Deferred charges, net	$47,292	$43,710

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $326 at June 30, 2007 and $252 at December 31, 2006.

10.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	June 30,	December 31,
	2007	2006
Construction contract costs incurred in excess of billings	$31,817	$18,324
Furniture, fixtures and equipment	10,448	10,495
Prepaid expenses	5,762	9,059
Other assets	8,966	10,589
Prepaid and other assets	$56,993	$48,467

11.          Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Debt at	June 30,	December 31,	Stated Interest Rates at	Dates at
	June 30, 2007	2007	2006	June 30, 2007	June 30, 2007
Mortgage and other loans payable:
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility	$500,000	$267,000	$185,000	LIBOR + 1.15% to 1.55%	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	1,159,654	1,020,619	5.20% - 8.75% (3)	2007 - 2034 (4)
Variable rate construction loan facilities	111,500	88,966	56,079	LIBOR + 1.40% to 1.50%	2007 - 2008 (5)
Other variable rate mortgage loans	N/A	34,500	34,500	LIBOR + 1.20% to 1.50%	2007 (6)
Total mortgage loans		1,283,120	1,111,198

Note payable
Unsecured seller notes	N/A	2,358	2,339	0% - 5.95%	2007-2008
Total mortgage and other loans payable		1,552,478	1,298,537

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026 (7)
Total debt		$1,752,478	$1,498,537

(1)          The Revolving Credit Facility may be extended for a one-year period, subject to certain conditions.

(2)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $702 at June 30, 2007 and $210 at December 31, 2006.

(3)          The weighted average interest rate on these loans was 5.96% at June 30, 2007.

(4)          A loan with a balance of $4,857 at June 30, 2007 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)          At June 30, 2007, $74,099 in loans scheduled to mature in 2008 may be extended by us for a one-year period, subject to certain conditions.

(6)          At June 30, 2007, a $34,500 loan scheduled to mature in 2007 may be extended by us for a one-year period, subject to certain conditions.

(7)          Refer to our 2006 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

We capitalized interest costs of $8,906 in the six months ended June 30, 2007 and $6,665 in the six months ended June 30, 2006.

12.          Derivatives

The following table sets forth our derivative contracts at June 30, 2007 and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	June 30,	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$141	$(42)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(14)	(133)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(14)	(133)
					$113	$(308)

These amounts are included on the Consolidated Balance Sheets as prepaid and other assets as of June 30, 2007 and other liabilities as of December 31, 2006.

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Increase in fair value applied to accumulated other comprehensive loss and minority interests	$669	$723	$421	$833

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	June 30,	December 31,
	2007	2006
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	—
Total preferred shares	$81	$76

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

During the six months ended June 30, 2007, we converted 401,621 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss or income component of shareholders’ equity:

	For the Six Months Ended June 30,
	2007	2006
Beginning balance	$(693)	$(482)
Unrealized gain on derivatives, net of minority interests	342	683
Realized loss on derivatives, net of minority interests	26	25
Ending balance	$(325)	$226

The table below sets forth our comprehensive income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$7,877	$9,116	$13,424	$19,053
Unrealized gain on derivatives, net of minority interests	565	593	342	683
Realized loss on derivatives, net of minority interests	13	13	26	25
Total comprehensive income	$8,455	$9,722	$13,792	$19,761

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2007:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series G Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.5000	$1,100
First Quarter 2007	March 30, 2007	April 17, 2007	$0.5000	$1,100
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$938
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$938
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4766	$1,616
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4766	$1,616
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4766	$1,616

Series K Preferred Shares:
First Quarter 2007	March 30, 2007	April 17, 2007	$0.7466	$397
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.7000	$372

Common Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$13,292
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$14,529
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.3100	$14,613

Series I Preferred Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$165
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$165
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4688	$165

Common Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$2,622
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$2,554
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.3100	$2,574

15.          Supplemental Information to Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2007	2006
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$38,848	$37,484
(Decrease) increase in accrued capital improvements, leasing, and acquisition costs	$(3,057)	$6,557
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$275	$87
Increase in fair value of derivatives applied to AOCL and minority interests	$421	$833
Issuance of common shares in connection with acquisition of properties	$156,691	$—
Issuance of preferred shares in connection with acquisition of properties	$26,583	$—
Restricted cash used in connection with acquisition of properties	$20,122	$—
Issuance of common units in the Operating Partnership in connection with acqusitions of interests in properties	$12,125	$7,497
Reclassification of operating asset to investment in consolidated real estate joint venture	$10,341	$—
Consolidation of real estate joint venture:
Real estate assets	$39	$—
Prepaid and other assets	1,021	—
Minority interest	(1,060)	—
Net adjustment	$—	$—
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$25,167	$9,643
Dividends/distribution payable	$20,754	$17,450
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$18,958	$4,691
Increase in accrued furniture, fixtures and equipment	$19	$1,584

16.          Information by Business Segment

As of June 30, 2007, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs, Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Total
Three Months Ended June 30, 2007
Revenues	$43,622	$18,254	$13,448	$3,695	$3,943	$2,507	$3,029	$1,863	$1,006	$(197)	$91,170
Property operating expenses	13,336	6,483	4,954	1,192	1,652	29	739	386	387	136	29,294
NOI	$30,286	$11,771	$8,494	$2,503	$2,291	$2,478	$2,290	$1,477	$619	$(333)	$61,876
Additions to commercial real estate properties	$18,902	$6,019	$4,178	$20,564	$1,412	$300	$214	$40	$11	$17,360	$69,000

Three Months Ended June 30, 2006
Revenues	$34,797	$15,796	$7,230	$1,963	$3,785	$2,506	$3,037	$1,797	$2,386	$(219)	$73,078
Property operating expenses	10,134	5,804	2,932	616	1,265	40	704	319	823	(239)	22,398
NOI	$24,663	$9,992	$4,298	$1,347	$2,520	$2,466	$2,333	$1,478	$1,563	$20	$50,680
Additions to commercial real estate properties	$118,873	$3,765	$883	$51,770	$830	$277	$659	$906	$534	$(390)	$178,107

Six Months Ended June 30, 2007
Revenues	$87,459	$35,426	$26,529	$7,290	$7,910	$5,013	$6,127	$3,644	$2,792	$(625)	$181,565
Property operating expenses	27,862	12,811	10,725	2,472	3,315	62	1,510	745	1,084	732	61,318
NOI	$59,597	$22,615	$15,804	$4,818	$4,595	$4,951	$4,617	$2,899	$1,708	$(1,357)	$120,247
Additions to commercial real estate properties	$96,017	$16,871	$265,912	$24,367	$1,908	$532	$283	$6	$265	$42,781	$448,942
Segment assets at June 30, 2007	$1,160,666	$482,966	$460,210	$157,397	$129,064	$96,888	$96,061	$53,032	$44,425	$174,020	$2,854,729

Six Months Ended June 30, 2006
Revenues	$69,190	$31,369	$14,587	$3,252	$7,338	$5,013	$6,025	$3,608	$5,280	$(405)	$145,257
Property operating expenses	20,503	11,294	5,772	1,107	2,582	81	1,395	652	1,808	(729)	44,465
NOI	$48,687	$20,075	$8,815	$2,145	$4,756	$4,932	$4,630	$2,956	$3,472	$324	$100,792
Additions to commercial real estate properties	$150,436	$6,888	$1,754	$57,603	$1,234	$615	$970	$8,608	$1,121	$(658)	$228,571
Segment assets at June 30, 2006	$1,047,754	$463,782	$186,125	$127,196	$114,800	$98,644	$98,259	$51,350	$58,030	$63,178	$2,309,118

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Segment revenues	$91,170	$73,078	$181,565	$145,257
Construction contract revenues	10,620	12,156	19,311	26,700
Other service operations revenues	1,073	1,984	2,459	3,749
Less: Revenues from discontinued real estate operations (Note 19)	(218)	(2,309)	(938)	(5,266)
Total revenues	$102,645	$84,909	$202,397	$170,440

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Segment property operating expenses	$29,294	$22,398	$61,318	$44,465
Less: Property operating expenses from discontinued real estate operations (Note 19)	(256)	(758)	(532)	(1,764)
Total property operating expenses	$29,038	$21,640	$60,786	$42,701

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
NOI for reportable segments	$61,876	$50,680	$120,247	$100,792
Construction contract revenues	10,620	12,156	19,311	26,700
Other service operations revenues	1,073	1,984	2,459	3,749
Equity in loss of unconsolidated entities	(57)	(32)	(151)	(55)
Income tax expense	(178)	(206)	(283)	(421)
Other adjustments:
Depreciation and other amortization
associated with real estate operations	(27,429)	(18,095)	(53,998)	(36,767)
Construction contract expenses	(10,136)	(11,643)	(18,619)	(25,669)
Other service operations expenses	(1,126)	(1,818)	(2,531)	(3,496)
General and administrative expenses	(5,085)	(3,705)	(9,699)	(7,668)
Interest expense on continuing operations	(20,541)	(17,132)	(40,417)	(34,161)
Gain on sale of non-real estate investment	1,033	—	1,033	—
Amortization of deferred financing costs	(921)	(606)	(1,805)	(1,162)
Minority interests in continuing operations	(959)	(1,235)	(1,385)	(2,193)
Add (less) net operating loss (income) from discontinued operations	38	(1,551)	(406)	(3,502)
Income from continuing operations	$8,208	$8,797	$13,756	$16,147

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in loss of unconsolidated entities, general and administrative expense, gain on sale of non-real estate investment, income taxes and minority interests because these items represent general corporate items not attributable to segments.

17.          Share-Based Compensation

During the six months ended June 30, 2007, we granted 262,066 options to purchase common shares (“options”) to employees and 40,000 options to Trustees.  The weighted average exercise price of these option grants total $47.91 per share.  The employee option grants vest in equal increments annually over a three-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  Trustee options vest on the first anniversary of their grant provided that the Trustees remain in their positions.  All of the option grants expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model are set forth below:

Weighted average fair value per share option granted during the period	$9.58
Risk-free interest rate	4.64	%(1)
Expected life (in years)	6.15
Expected volatility	21.46	%(2)
Expected annual dividend yield	3.24	%(3)

(1) Ranged from 4.53% to 4.91%.

(2) Ranged from 21.28% to 21.75%.

(3) Ranged from 3.12% to 3.35%.

During the six months ended June 30, 2007, 565,112 options to purchase common shares were exercised.  The weighted average exercise price of these options was $11.52 per share, and the total intrinsic value of options exercised was $22,591.

During the six months ended June 30, 2007, certain employees were granted restricted shares totaling 128,109 with a weighted average grant date fair value of $50.45 per share.  These shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period (for most of the grants) or a five-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  During the six months ended June 30, 2007, forfeiture restrictions lapsed on 132,427 common shares previously issued to employees.  These shares had a weighted average grant date fair value of $21.72 per share, and the total fair value of the shares on the vesting date was $6,768.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Increase in general and administrative expenses	$1,196	$594	$2,075	$1,063
Increase in construction contract and other service operations expenses	509	198	863	342
Share-based compensation expense	1,705	792	2,938	1,405
Income taxes	(66)	(25)	(101)	(42)
Minority interests	(256)	(134)	(449)	(243)
Net share-based compensation expense	$1,383	$633	$2,388	$1,120

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Deferred
Federal	$148	$169	$234	$345
State	33	37	52	76
Total	$181	$206	$286	$421

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and six months ended June 30, 2007 and 2006.

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

•                  the 68 Culver Road property that was sold on March 8, 2006;

•                  the 710 Route 46 property that was sold on July 26, 2006;

•                  the 230 Schilling Circle property that was sold on August 9, 2006;

•                  the 7 Centre Drive property that was sold on August 30, 2006;

•                  the Brown’s Wharf property that was sold on September 28, 2006; and

•                  the 429 Ridge Road property which, as of June 30, 2007, we were under contract to sell, and was classified as held for sale.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from real estate operations	$218	$2,309	$938	$5,266
Expenses from real estate operations:
Property operating expenses	256	758	532	1,764
Depreciation and amortization	—	655	57	1,320
Interest expense	533	504	921	1,190
Other	—	4	—	7
Expenses from real estate operations	789	1,921	1,510	4,281
(Loss) income from discontinued operations before gain on sales of real estate and minority interests	(571)	388	(572)	985
(Loss) gain on sales of real estate	(11)	(32)	(11)	2,403
Minority interests in discontinued operations	90	(62)	90	(617)
(Loss) income from discontinued operations, net of minority interests	$(492)	$294	$(493)	$2,771

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

Acquisitions

As of June 30, 2007, we were under contract to acquire the following properties:

•                  a parcel of land in Aberdeen, Maryland for $10,000, of which we paid a deposit of $100 in 2006;

•                  the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1,310 in 2007, $1,000 in 2008 and $155 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4,000; this $4,000 cash obligation is subject to reduction by an amount ranging between $750 and $4,000, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  Following completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property; and

•                  a parcel of land in Colorado Springs, Colorado for $2,330, of which we had paid a deposit of $80 as of June 30, 2007.  We completed this acquisition on July 12, 2007.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we agreed to indemnify the partnership’s lender for 80% of any losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, we would make additional cash capital contributions into newly-formed entities and our joint venture partner would contribute land into such entities.  One such entity was created in July 2007.  We will have a 50% interest in this joint venture relationship.

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

In one of the consolidated joint ventures that we owned as of June 30, 2007, we would be obligated to acquire the other member’s 50% interest in the joint venture if defined events were to occur.  The amount we would need to pay for that membership interest is computed based on the amount that the owner of the interest would receive under the joint venture agreement in the event that office property owned by the joint venture was sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other member’s membership interest in this joint venture to be $718; however, since the determination of this amount is dependent on the operations of the office property, which is not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of June 30, 2007 follow:

Six months ended December 31, 2007	$148
2008	261
2009	176
2010	135
2011	57
$777

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of June 30, 2007 follow:

Six months ended December 31, 2007	$265
2008	487
2009	331
2010	150
2011	21
$1,254

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

21.          Pro Forma Financial Information (Unaudited)

We accounted for our acquisitions using the purchase method of accounting.  We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through June 30, 2007.

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

	For the Six Months
	Ended June 30,
	2007	2006

Pro forma total revenues	$203,216	$187,115
Pro forma net income	$13,688	$15,309
Pro forma net income available to common shareholders	$5,636	$7,258
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.12	$0.17
Diluted	$0.12	$0.16

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of June 30, 2007, our investments in real estate included the following:

•                  229 wholly owned operating properties in our portfolio totaling 17.7 million square feet;

•                  21 wholly owned properties under construction or development that we estimate will total approximately 2.2 million square feet upon completion and one wholly owned office property totaling approximately 75,000 square feet that was under redevelopment;

•                  wholly owned land parcels totaling 1,362 acres that we believe are potentially developable into approximately 11.6 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations or under development or redevelopment.

During the six months ended June 30, 2007, we:

•                  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities since January 1, 2006;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 92.7%;

•                  completed, on January 9 and 10, 2007, a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366.8 million.  We financed the acquisition by issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller, issuing $156.7 million in common shares of beneficial interest (“common shares”) to the seller at a value of $49.57 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder;

•                  had one newly-constructed property in Chesterfield County, Virginia totaling 193,000 square feet become fully operational; and

•                  borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%, using the proceeds to repay other debt.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2007.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2007 compared to the same periods in 2006;

•                  how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2007;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies; and

•                  the computation of our Funds from Operations for the three and six months ended June 30, 2007 and 2006.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Revenues
Rental revenue	$78,824	$61,635	$17,189	27.9%	$154,706	$122,197	$32,509	26.6%
Tenant recoveries and other real estate operations revenue	12,128	9,134	2,994	32.8%	25,921	17,794	8,127	45.7%
Construction contract revenues	10,620	12,156	(1,536)	(12.6)%	19,311	26,700	(7,389)	(27.7)%
Other service operations revenues	1,073	1,984	(911)	(45.9)%	2,459	3,749	(1,290)	(34.4)%
Total revenues	102,645	84,909	17,736	20.9%	202,397	170,440	31,957	18.7%
Expenses
Property operating expenses	29,038	21,640	7,398	34.2%	60,786	42,701	18,085	42.4%
Depreciation and other amortization associated with real estate operations	27,429	18,095	9,334	51.6%	53,998	36,767	17,231	46.9%
Construction contract expenses	10,136	11,643	(1,507)	(12.9)%	18,619	25,669	(7,050)	(27.5)%
Other service operations expenses	1,126	1,818	(692)	(38.1)%	2,531	3,496	(965)	(27.6)%
General and administrative expense	5,085	3,705	1,380	37.2%	9,699	7,668	2,031	26.5%
Total operating expenses	72,814	56,901	15,913	28.0%	145,633	116,301	29,332	25.2%
Operating income	29,831	28,008	1,823	6.5%	56,764	54,139	2,625	4.8%
Interest expense and amortization of deferred financing costs	(21,462)	(17,738)	(3,724)	21.0%	(42,222)	(35,323)	(6,899)	19.5%
Gain on sale of non-real estate investment	1,033	—	1,033	N/A	1,033	—	1,033	N/A
Equity in loss of unconsolidated entities	(57)	(32)	(25)	78.1%	(151)	(55)	(96)	174.5%
Income tax expense	(178)	(206)	28	(13.6)%	(283)	(421)	138	(32.8)%
Income from continuing operations before minority interests	9,167	10,032	(865)	(8.6)%	15,141	18,340	(3,199)	(17.4)%
Minority interests in income from continuing operations	(959)	(1,235)	276	(22.3)%	(1,385)	(2,193)	808	(36.8)%
Income from continuing operations	8,208	8,797	(589)	(6.7)%	13,756	16,147	(2,391)	(14.8)%
(Loss) income from discontinued operations, net	(492)	294	(786)	(267.3)%	(493)	2,771	(3,264)	(117.8)%
Gain on sales of real estate, net	161	25	136	544.0%	161	135	26	19.3%
Net income	7,877	9,116	(1,239)	(13.6)%	13,424	19,053	(5,629)	(29.5)%
Preferred share dividends	(4,025)	(3,653)	(372)	10.2%	(8,018)	(7,307)	(711)	9.7%
Net income available to common shareholders	$3,852	$5,463	$(1,611)	(29.5)%	$5,406	$11,746	$(6,340)	(54.0)%
Basic earnings per common share
Income from continuing operations	$0.09	$0.12	$(0.03)	(25.0)%	$0.13	$0.22	$(0.09)	(40.9)%
Net income available to common shareholders	$0.08	$0.13	$(0.05)	(38.5)%	$0.12	$0.29	$(0.17)	(58.6)%
Diluted earnings per common share
Income from continuing operations	$0.09	$0.12	$(0.03)	(25.0)%	$0.12	$0.21	$(0.09)	(42.9)%
Net income available to common shareholders	$0.08	$0.13	$(0.05)	(38.5)%	$0.11	$0.28	$(0.17)	(60.7)%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Geographic Concentration of Property Operations

The table below sets forth the changes in the regional allocation of our annualized rental revenue from December 31, 2006 to June 30, 2007.  These changes occurred primarily as a result of the Nottingham Acquisition, but also due to the effect of development and leasing activity:

	Percentage of Annualized
	Rental Revenue of
	Wholly Owned Properties as of
Region	June 30, 2007	December 31, 2006
Baltimore/Washington Corridor	46.2%	51.2%
Northern Virginia	19.9%	20.5%
Suburban Baltimore	14.6%	7.5%
Suburban Maryland	4.2%	4.1%
Colorado Springs, Colorado	3.9%	4.2%
St. Mary’s and King George Counties	3.6%	4.2%
Greater Philadelphia	3.1%	3.7%
San Antonio, Texas	2.0%	2.4%
Other	1.5%	N/A
Northern/Central New Jersey	1.0%	2.2%
	100.0%	100.0%

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

Concentration of Leases With Certain Tenants

We experienced changes in our tenant base during the six months ended June 30, 2007 due primarily to the Nottingham Acquisition, but also due to development and leasing activity.  The following table lists the 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties
	for 20 Largest Tenants as of
Tenant	June 30, 2007	December 31, 2006
United States Government	15.0%	16.3%
Northrop Grumman Corporation (1)	6.7%	4.2%
Booz Allen Hamilton, Inc.	5.7%	6.9%
Computer Sciences Corporation (1)	3.3%	3.8%
L-3 Communications Holdings, Inc. (1)	2.6%	3.0%
Unisys Corporation (2)	2.5%	3.0%
General Dynamics Corporation	2.0%	2.4%
Wachovia Corporation (1)	1.9%	2.1%
The Aerospace Corporation	1.9%	2.1%
AT&T Corporation (1)	1.7%	3.0%
Comcast Corporation	1.5%	N/A
The Boeing Company (1)	1.2%	1.4%
Ciena Corporation	1.1%	1.2%
Science Applications International Corporation	0.9%	1.1%
Lockheed Martin Corporation	0.9%	1.0%
Magellan Health Services, Inc.	0.9%	1.0%
BAE Systems PLC (1)	0.8%	1.0%
Merck & Co., Inc. (2)	0.8%	0.8%
Johns Hopkins University (1)	0.7%	N/A
Wyle Laboratories, Inc.	0.7%	0.8%
Harris Corporation	N/A	0.8%
EDO Corporation	N/A	0.8%
Subtotal of 20 largest tenants	52.8%	56.7%
All remaining tenants	47.2%	43.3%
Total	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

(2) Unisys Corporation subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Industry Concentration of Tenants

The percentage of total annualized rental revenue in our wholly owned properties derived from the United States defense industry decreased during the six months ended June 30, 2007 due primarily to the Nottingham Acquisition, since the properties included in that transaction had an insignificant number of tenants in that industry, but also due to the effect of development and leasing activity.  The table below sets forth the percentage of annualized rental revenue in our portfolio of wholly owned properties derived from that industry:

	Percentage of Annualized
	Rental Revenue of Wholly
	Owned Properties from Defense
	Industry Tenants as of
	June 30, 2007	December 31, 2006
Total Portfolio	47.5%	54.4%
Baltimore/Washington Corridor	63.9%	66.7%
Northern Virginia	49.9%	54.5%
Suburban Baltimore	6.8%	9.8%
Suburban Maryland	11.2%	13.3%
Colorado Springs	35.8%	39.4%
St. Mary’s and King George Counties	89.9%	89.8%
San Antonio	100.0%	100.0%
Other	0.0%	N/A

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	June 30,	December 31,
	2007	2006
Occupancy rates
Total	92.7%	92.8%
Baltimore/Washington Corridor	93.5%	95.1%
Northern Virginia	99.2%	90.9%
Suburban Baltimore	84.3%	81.1%
Suburban Maryland	95.9%	83.2%
Colorado Springs, Colorado	94.5%	92.8%
St. Mary’s and King George Counties	92.1%	92.1%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Other	100.0%	N/A
Northern/Central New Jersey	68.7%	97.2%

Average contractual annual rental rate per square foot at period end (1)	$21.09	$20.90

(1) Includes estimated expense reimbursements.

The total occupancy rate of our wholly owned properties was negatively affected by the operating properties included in the Nottingham Acquisition, which were 85.7% occupied at June 30, 2007.  We also had a decrease in occupancy in our New Jersey region that was attributable to a lease termination at our 429 Ridge Road property located in Dayton, New Jersey (we are under contract to sell our 429 Ridge Road property and expect to complete such sale by January 2008).  However, we had a net increase in occupancy in our other properties that offset most of the decreasing effects of the Nottingham Acquisition and the 429 Ridge Road property; this positive increase was largely attributable to lease commencements for space in our Northern Virginia and Suburban Maryland regions.

We renewed 70.8% of the square footage scheduled to expire in the six months ended June 30, 2007 (including the effects of early renewals and early lease terminations).

We believe that there continues to be a fair amount of uncertainty surrounding our leasing outlook.  Certain key economic indicators, including employment growth, seem to favor continued strength in our regions’ real estate markets.  However, the recent and scheduled addition of new square footage in our regions along with continued strong competition from existing properties in these regions present challenges to the Company’s ability to meet our leasing objectives.  We believe that reporting by the Base Realignment and Closure Commission of the United States Congress (“BRAC”) favors continued expansion in the regions in which our properties are located.  However, while we view this reporting as favorable for the Company’s future leasing outlook, there is uncertainty over the level and timing of such expansion.

Despite this uncertainty regarding our leasing outlook, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at June 30, 2007 was five years.  In addition, only 16.5% of our annualized rental revenues at June 30, 2007 were from leases scheduled to expire by the end of 2008.  Looking longer term, 65.0% of our annualized rental revenues on leases in place as of June 30, 2007 were from leases scheduled to expire by the end of 2012, with no more than 15% scheduled to expire in any one calendar year through 2012.

The table below sets forth occupancy information pertaining to properties in which we have a partial ownership interest:

		Occupancy Rate at
	Ownership	June 30,		December 31,
Geographic Region	Interest	2007		2006
Suburban Maryland	50.0%	75.0%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	91.0%		91.2%

(1) Excludes the effect of 62,000 unoccupied square feet undergoing redevelopment at period end.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the six months ended June 30, 2006 and 2007, Same-Office Properties would be properties owned and 100% operational from January 1, 2006 through June 30, 2007.

•                  Changes attributable to operating properties acquired during the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables and the discussion that follows in this section pertain to properties included in continuing operations:

	Changes From the Three Months Ended June 30, 2006 to 2007
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$15,728	$1,660	2.7%	$(199)	$17,189
Tenant recoveries and other real estate operations revenue	1,923	473	5.6%	598	2,994
Total	$17,651	$2,133	3.1%	$399	$20,183

Property operating expenses	$5,773	$1,397	6.6%	$228	$7,398

Straight-line rental revenue adjustments included in rental revenue	$1,415	$(533)	N/A	$2	$884
Amortization of deferred market rental revenue	$122	$(55)	N/A	$—	$67

Number of operating properties included in component category	73	157	N/A	—	230

(1) Includes 63 acquired properties, eight newly-constructed properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Six Months Ended June 30, 2006 to 2007
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$29,411	$3,528	2.9%	$(430)	$32,509
Tenant recoveries and other real estate operations revenue	4,629	2,901	17.2%	597	8,127
Total	$34,040	$6,429	4.7%	$167	$40,636

Property operating expenses	$11,507	$5,297	12.6%	$1,281	$18,085

Straight-line rental revenue adjustments included in rental revenue	$2,633	$(1,125)	N/A	$6	$1,514
Amortization of deferred market rental revenue	$242	$(131)	N/A	$—	$111

Number of operating properties included in component category	73	157	N/A	—	230

(1) Includes 63 acquired properties, eight newly-constructed properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.

With regard to changes in the Same-Office Properties’ revenues from real estate operations for the three month periods:

•                  the increase in revenues from real estate operations for the Same-Office Properties for the three month periods included the following:

•                  an increase of $1.8 million, or 3.0%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods.  Of this increase, $787,000 was attributable to one property located in Northern Virginia; and

•                  a decrease of $108,000, or 13.6%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to an increase in property operating expenses, as described below.

With regard to changes in the Same-Office Properties’ revenues from real estate operations for the six month periods:

•                  the increase in revenues from real estate operations for the Same-Office Properties for the six month periods included the following:

•                  an increase of $3.1 million, or 2.6%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods.  Of this increase, $1.7 million was attributable to two properties; and

•                  an increase of $384,000, or 29.9%, in net revenue from the early termination of leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to an increase in property operating expenses, as described below.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•                  an increase of $728,000, or 17.0%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure;

•                  an increase of $475,000, or 20.0%, in repairs and maintenance labor due primarily to: (1) an increase in labor hours due primarily to the addition of new employees to address staffing needs and increased labor requirements at certain properties with increased occupancy; and (2) higher labor rates resulting from an increase in the underlying costs for labor; and

•                  an increase of $200,000, or 7.5%, in cleaning expenses due primarily to (1) our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures and (2) increased contractor costs at certain properties.

The increase in operating expenses for the Same-Office Properties for the six month periods included the following:

•                  an increase of $2.0 million, or 22.7%, in utilities due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $1.2 million, or 161.1%, in snow removal due to increased snow and ice in our regions in 2007;

•                  an increase of $574,000, or 12.0%, in repairs and maintenance labor due primarily to the reasons discussed above for the variance in the three month periods; and

•                  an increase of $404,000, or 19.6%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service contracts at certain properties.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Six Month Periods
	Ended June 30, 2007 and 2006			Ended June 30, 2007 and 2006
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$(1,536)	$(911)	$(2,447)	$(7,389)	$(1,290)	$(8,679)
Expenses	(1,507)	(692)	(2,199)	(7,050)	(965)	(8,015)
Income from service operations	$(29)	$(219)	$(248)	$(339)	$(325)	$(664)

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

Depreciation and amortization

Our increase in depreciation and other amortization expense for the three month and six month periods was attributable primarily to the Property Additions ($8.8 million for the three month periods and $17.8 million for the six month periods); most of the increase in the property additions was attributable to the Nottingham Acquisition ($6.2 million for the three month periods and $12.5 million for the six month periods).  Compared to other acquisitions that we have completed in recent years, a considerably larger portion of the value of the operating properties included in the Nottingham Acquisition was allocated to assets with lives that are based on the lives of the underlying leases; due to that fact and the fact that a large number of the leases in these properties have lives of four years or less, much of the depreciation and amortization associated with these properties will be front-loaded to the four years following the completion of the acquisition.  This will result in increased depreciation and amortization expense over the initial four years following the acquisition.

General and administrative expenses

The increase in general and administrative expenses for the three month periods was attributable primarily to a $1.5 million, or 44.7%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $602,000 increase in expense associated with share-based compensation due to the effects of awards issued in 2006 and 2007 and an increase in the award values being amortized into expense.

The increase in general and administrative expenses for the six month periods included the following:

•                  a $2.4 million, or 35.9%, increase in compensation expense due to the reasons discussed above for the variance in the three month periods; this increase included an increase of $1.0 million associated with share-based compensation; and

•                  a $1.1 million, or 47.7%, decrease attributable to increased allocation of corporate overhead primarily to our service companies.  Although our overall general and administrative expenses have increased as discussed above, this 1.1 million decrease in general and administrative expenses is caused by the combined effect of (1) the increase in allocable general and administrative expenses and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

Interest expense and amortization of deferred financing costs

For the three month periods, the increase in interest expense and amortization of deferred financing costs included in continuing operations was due primarily to a 31.4% increase in our average outstanding debt balance, resulting primarily from our acquisition and construction activities, offset in part by the effects of: (1) a $1.2 million, or 35.0%, increase in interest capitalized to construction and development projects due to increased construction and development activity; and (2) a decrease in our weighted average interest rates from 6.4% to 5.9%.

For the six month periods, the increase in interest expense and amortization of deferred financing costs included in continuing operations was due primarily to a 27.5% increase in our average outstanding debt balance, resulting primarily from our acquisition and construction activities, offset in part by the effects of: (1) a $2.2 million, or 33.6%, increase in interest capitalized to construction and development projects due to increased construction and development activity; and (2) a decrease in our weighted average interest rates from 6.3% to 5.9%.

Gain on sale of non-real estate investment

The 2007 periods include a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting.  TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

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

As of June 30, 2007, we owned 96% of the outstanding preferred units and 84% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units;

•                  our issuance of common units to third parties totaling 262,165 in 2007 and 181,097 in 2006; and

•                  our redemption of the Series E and Series F Preferred Shares in 2006.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations was attributable primarily to the following:

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above; and

•                  a decrease attributable to our increasing ownership of common units (from 82% at December 31, 2005 to 84% at June 30, 2007).

Income from discontinued operations, net of minority interests

Our income from discontinued operations decreased for the six month periods due primarily to the sale of three properties in the prior period from which we recognized a gain of $2.4 million before allocation to minority interests.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders decreased due to the following:

•                  decreases in net income available to common shareholders, attributable primarily to the reasons set forth above; and

•                  a larger number of common shares outstanding due to share issuances since January 1, 2006.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $15.1 million as of June 30, 2007, a 90.9% increase from the balance at December 31, 2006.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

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

Our cash flow from operations determined in accordance with GAAP increased $5.1 million, or 8.6%, when comparing the six months ended June 30, 2007 and 2006; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Six Months Ended June 30, 2007

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

We issued the Series K Preferred Shares in the Nottingham Acquisition at a value of, and liquidation preference equal to, $50 per share.  The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.  Holders of the Series K Preferred Shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees).  Dividends accrue from the date of issue at the annual rate of $2.80 per share, which is equal to 5.6% of the $50 per share liquidation preference.

During the six months ended June 30, 2007, we also purchased the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 1.75 million developable square feet of office space for $13.6 million.  We financed most of this acquisition by issuing 262,165 common units in the Operating Partnership valued at $12.1 million.

Activity related to consolidated joint ventures during the six months ended June 30, 2007 included the following:

•                  as of December 31, 2006, we owned a 50% interest in Commons Office 6-B, LLC, an entity developing a land parcel in Hanover, Maryland.  We acquired the remaining 50% interest in this entity for $1.3 million on May 24, 2007; and

•                  we completed the formation of Enterprise Campus Developers, LLC, an entity in which we own a 90% interest.  This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a separate joint venture to be formed with another party.  At June 30, 2007, development and construction activities were underway in anticipation of the entity’s membership into this future joint venture.

We had one newly-constructed property totaling 193,000 square feet become fully operational in the six months ended June 30, 2007.  This property, which was 100.0% leased upon entry into operations, is located in Chesterfield County, Virginia.  Costs incurred on this property through June 30, 2007 totaled $53.7 million, $25.6 million of which was incurred in the six months ended June 30, 2007.  We financed the 2007 costs using primarily borrowings from a $37.6 million construction loan facility prior to the facility’s repayment using proceeds from other debt.

At June 30, 2007, we had construction activities underway on ten office properties totaling 1.0 million square feet that were 48.5% pre-leased, including 89,559 square feet already placed in service in a partially operational property.  One of these properties is owned through a consolidated joint venture formed in July 2007 in which we have a 50% interest.  Costs incurred on these properties through June 30, 2007 totaled approximately $118.1 million, of which approximately $31.6 million was incurred in the six months ended June 30, 2007.  We have construction loan facilities in place totaling $67.5 million to finance the construction of three of these properties; borrowings under these facilities totaled $51.4 million at June 30, 2007, $3.6 of which was borrowed in the six months ended June 30, 2007.  The remaining costs incurred in the six months ended June 30, 2007 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the six months ended June 30, 2007 (in thousands):

Acquisitions	$335,919
Construction and development	89,701
Tenant improvements on operating properties	13,372	(1)
Capital improvements on operating properties	9,950
	$448,942

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

On May 17, 2007, we borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%.  We used $120.5 million of the proceeds from this loan to pay down debt scheduled to mature in June 2007 and the balance to pay down borrowings under our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of June 30, 2007, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities increased $74.9 million when comparing the six months ended June 30, 2007 and 2006.  This increase was due primarily to the following:

•                  a $57.3 million, or 30.7%, increase in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition; and

•                  a $28.2 million decrease in proceeds from sales of properties.

Our cash flow provided by financing activities increased $81.9 million due primarily to the following:

•                  a $196.7 million, or 83.8%, increase in proceeds from mortgage and other loans payable driven mostly by the financing needs of the Nottingham Acquisition; offset in part by

•                  a $78.9 million, or 92.8%, decrease in proceeds from common share issuances due primarily to the issuance of 2.0 million common shares in April 2006; and

•                  a $28.7 million, or 15.3%, increase in repayments of mortgage and other loans payable due primarily to the use of proceeds under the $150.0 million mortgage loan to repay various financings in May 2007.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2006 Annual Report on Form 10-K.

Other Future Cash Requirements for Investing and Financing Activities

As of June 30, 2007, we were under contract to acquire the following:

•                  a parcel of land in Aberdeen, Maryland for $10.0 million, of which we paid a deposit of $100,000 in 2006;

•                  the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1.3 million in 2007, $1.0 million in 2008 and $155,000 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4.0 million; this $4.0 million cash obligation is subject to reduction by an amount ranging between $750,000 and $4.0 million, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property; and

•                  a parcel of land in Colorado Springs, Colorado for $2.3 million, of which we had paid a deposit of $80,000 as of June 30, 2007.  We completed this acquisition on July 12, 2007.

We expect to fund these acquisitions and development costs using borrowings under our Revolving Credit Facility.

As previously discussed, as of June 30, 2007, we had construction activities underway on ten office properties totaling 1.0 million square feet that were 48.5% pre-leased (including one property owned through a joint venture formed in July 2007 in which we have a 50% interest).  We estimate remaining costs to be incurred will total approximately $93.5 million upon completion of these properties; we expect to incur these costs through 2009.  We have $16.1 million remaining to be borrowed under construction loan facilities totaling $67.5 million for three of these properties.  We expect to fund the remaining portion of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

As of June 30, 2007, we had development activities underway on 12 new office properties estimated to total 1.3 million square feet.  We estimate that costs for these properties will total approximately $265.8 million.  As of June 30, 2007, costs incurred on these properties totaled $36.7 million and the balance is expected to be incurred from 2007 through 2009.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As of June 30, 2007, we had redevelopment activities underway on four properties totaling 741,000 square feet (three of these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $42.4 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

During the remainder of 2007 and beyond, we could complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

The maximum principal amount on our Revolving Credit Facility is $500.0 million, with a right to further increase the maximum principal amount in the future to $600.0 million, subject to certain conditions.  The borrowing capacity under this Revolving Credit Facility is generally computed based on 65% of the value of assets identified by us to support repayment of the loan.  As of July 27, 2007, the borrowing capacity under the Revolving Credit Facility was $500.0 million, of which $182.0 million was available.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and six months ended June 30, 2007 and 2006 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$7,877	$9,116	$13,424	$19,053
Add: Real estate-related depreciation and amortization	27,087	18,490	53,387	37,558
Add: Depreciation and amortization on unconsolidated real estate entities	169	109	337	194
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(47)	(44)	(89)	(77)
Loss (gain) on sales of real estate, excluding development portion (1)	11	6	11	(2,453)
Funds from operations (“FFO”)	35,097	27,677	67,070	54,275
Add: Minority interests-common units in the Operating Partnership	765	1,157	1,073	2,563
Less: Preferred share dividends	(4,025)	(3,653)	(8,018)	(7,307)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$31,837	$25,181	$60,125	$49,531

Weighted average common shares	46,686	41,510	46,185	40,594
Conversion of weighted average common units	8,313	8,465	8,361	8,493
Weighted average common shares/units - Basic FFO	54,999	49,975	54,546	49,087
Dilutive effect of share-based compensation awards	1,105	1,721	1,305	1,801
Weighted average common shares/units - Diluted FFO	56,104	51,696	55,851	50,888

Diluted FFO per common share	$0.57	$0.49	$1.08	$0.97

Numerator for diluted EPS	$3,852	$5,463	$5,406	$11,746
Add: Minority interests-common units in the Operating Partnership	765	1,157	1,073	2,563
Add: Real estate-related depreciation and amortization	27,087	18,490	53,387	37,558
Add: Depreciation and amortization on unconsolidated real estate entities	169	109	337	194
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(47)	(44)	(89)	(77)
Loss (gain) on sales of real estate, excluding development portion (1)	11	6	11	(2,453)
Diluted FFO	$31,837	$25,181	$60,125	$49,531

Denominator for diluted EPS	47,791	43,231	47,490	42,395
Weighted average common units	8,313	8,465	8,361	8,493
Denominator for Diluted FFO per share	56,104	51,696	55,851	50,888

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2007, 85.7% of our fixed-rate debt was scheduled to mature after 2008.  As of June 30, 2007, 16.6% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of June 30, 2007, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 10.2%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at June 30, 2007 (dollars in thousands):

	For the Periods Ended December 31,
	2007 (2)	2008 (3)	2009	2010	2011	Thereafter	Total
Long term debt:
Fixed rate (1)	$36,568	$157,626	$62,643	$74,033	$109,814	$920,626	$1,361,310
Average interest rate	5.39%	5.46%	5.31%	5.24%	5.18%	4.66%	5.02%
Variable rate	$49,367	$341,099	$—	$—	$—	$—	$390,466
Average interest rate	6.62%	6.65%	—	—	—	—	6.63%

(1)   Represents scheduled principal maturities only and therefore excludes a net premium of $702,000.

(2)   Our loan maturities in 2007 include $49.4 million that may be extended until 2008, subject to certain conditions, and $28.2 million under various loans that we expect to either refinance or repay using borrowings under our Revolving Credit Facility; the balance of the 2007 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)   Our loan maturities in 2008 include $341.1 million that may be extended until 2009, subject to certain conditions.

The fair market value of our debt was $1.69 billion at June 30, 2007.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $53.7 million at June 30, 2007.

The following table sets forth information pertaining to our derivative contracts in place as of June 30, 2007, and their respective fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	June 30,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$141
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(14)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(14)

Based on our variable-rate debt balances, our interest expense would have increased by $1.4 million in the six months ended June 30, 2007 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended June 30, 2007, 180,271 of the Operating Partnership’s common units were exchanged for 180,271 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2007, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the election of four trustees, each for a three-year term, and the proposal to extend the term of the Amended and Restated 1998 Long Term Incentive Plan for a period of ten years.  The voting results at the annual meeting were as follows:

Proposal 1:

	Votes	Votes
Name of Nominee	Received	Withheld
Jay H. Shidler	33,427,727	4,058,351
Clay W. Hamlin, III	33,246,041	4,240,037
Douglas M. Firstenberg	30,893,936	6,592,142
Kenneth S. Sweet, Jr.	30,727,434	6,758,644

The terms of Thomas F. Brady, Robert L. Denton, Randall M. Griffin, Steven D. Kesler and Kenneth D. Wethe as trustees continued after the annual meeting.

Proposal 2:

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Extension of the term of the Amended and Restated 1998 Long Term Incentive Plan	5,152,631	27,411,712	177,640	4,744,097

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	August 9, 2007	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date:	August 9, 2007	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer