Form 10-Q
period 2007-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2007-11-09
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, 47,363,659 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Investment in real estate:
Operating properties, net	$2,158,396	$1,812,883
Property held for sale, net	14,578	—
Projects under construction or development	411,971	298,427
Total commercial real estate properties, net	2,584,945	2,111,310
Cash and cash equivalents	21,895	7,923
Restricted cash	16,874	52,856
Accounts receivable, net	20,680	26,367
Deferred rent receivable	50,891	41,643
Intangible assets on real estate acquisitions, net	116,368	87,325
Deferred charges, net	46,019	43,710
Prepaid and other assets	58,351	48,467
Total assets	$2,916,023	$2,419,601

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,599,912	$1,298,537
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	80,022	68,190
Rents received in advance and security deposits	24,916	20,237
Dividends and distributions payable	22,433	19,164
Deferred revenue associated with acquired operating leases	12,475	11,120
Distributions in excess of investment in unconsolidated real estate joint venture	4,124	3,614
Other liabilities	7,766	8,249
Total liabilities	1,951,648	1,629,111
Minority interests:
Common units in the Operating Partnership	115,837	104,934
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	6,970	2,453
Total minority interests	131,607	116,187
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 8,121,667 at September 30, 2007 and 7,590,000 at December 31, 2006 (Note 13))	81	76
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 47,344,984 at September 30, 2007 and 42,897,639 at December 31, 2006)	473	429
Additional paid-in capital	949,392	758,032
Cumulative distributions in excess of net income	(115,963)	(83,541)
Accumulated other comprehensive loss	(1,215)	(693)
Total shareholders’ equity	832,768	674,303
Total liabilities and shareholders’ equity	$2,916,023	$2,419,601

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues
Rental revenue	$80,428	$65,614	$234,807	$187,299
Tenant recoveries and other real estate operations revenue	14,136	11,255	39,895	28,788
Construction contract revenues	10,047	13,219	29,358	39,919
Other service operations revenues	910	1,572	3,369	5,321
Total revenues	105,521	91,660	307,429	261,327
Expenses
Property operating expenses	31,642	24,983	92,222	67,460
Depreciation and other amortization associated with real estate operations	26,587	21,510	80,487	58,138
Construction contract expenses	9,507	12,465	28,126	38,134
Other service operations expenses	806	1,495	3,337	4,991
General and administrative expenses	5,423	4,226	15,122	11,894
Total operating expenses	73,965	64,679	219,294	180,617
Operating income	31,556	26,981	88,135	80,710
Interest expense	(21,000)	(17,678)	(61,261)	(51,635)
Amortization of deferred financing costs	(901)	(736)	(2,706)	(1,898)
Gain on sale of non-real estate investment	—	—	1,033	—
Income from continuing operations before equity in (loss) income of unconsolidated entities, income taxes and minority interests	9,655	8,567	25,201	27,177
Equity in (loss) income of unconsolidated entities	(46)	15	(197)	(40)
Income tax expense	(197)	(202)	(480)	(623)
Income from continuing operations before minority interests	9,412	8,380	24,524	26,514
Minority interests in income from continuing operations
Common units in the Operating Partnership	(808)	(746)	(1,936)	(2,630)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	12	38	90	96
Income from continuing operations	8,451	7,507	22,183	23,485
Income from discontinued operations, net of minority interests	1,942	12,483	1,473	15,423
Income before gain on sales of real estate	10,393	19,990	23,656	38,908
Gain on sales of real estate, net	1,038	597	1,199	732
Net income	11,431	20,587	24,855	39,640
Preferred share dividends	(4,025)	(4,307)	(12,043)	(11,614)
Issuance costs associated with redeemed preferred shares	—	(1,829)	—	(1,829)
Net income available to common shareholders	$7,406	$14,451	$12,812	$26,197
Basic earnings per common share
Income from continuing operations	$0.12	$0.05	$0.24	$0.26
Discontinued operations	0.04	0.29	0.04	0.38
Net income available to common shareholders	$0.16	$0.34	$0.28	$0.64
Diluted earnings per common share
Income from continuing operations	$0.11	$0.04	$0.24	$0.25
Discontinued operations	0.04	0.29	0.03	0.36
Net income available to common shareholders	$0.15	$0.33	$0.27	$0.61

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$24,855	$39,640
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,829	6,471
Depreciation and other amortization	80,660	59,993
Amortization of deferred financing costs	2,706	2,032
Amortization of deferred market rental revenue	(1,569)	(1,326)
Equity in loss of unconsolidated entities	197	40
Gain on sales of real estate	(4,199)	(17,990)
Gain on sale of non-real estate investment	(1,033)	—
Share-based compensation	4,969	2,485
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(9,248)	(7,446)
Decrease (increase) in accounts receivable	5,687	(11,172)
Increase in restricted cash and prepaid and other assets	(10,217)	(136)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,847)	9,390
Increase in rents received in advance and security deposits	4,679	4,786
Other	(887)	(181)
Net cash provided by operating activities	95,582	86,586
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(301,065)	(227,592)
Proceeds from sales of properties	8,763	46,708
Proceeds from sale of non-real estate investment	2,526	—
Proceeds from sale of unconsolidated real estate joint venture	—	1,524
Investments in and advances to unconsolidated entities	—	127
Acquisition of partner interests in consolidated joint ventures	(1,262)	(3,016)
Distributions from unconsolidated entities	319	367
Leasing costs paid	(8,984)	(6,106)
Decrease in restricted cash associated with investing activities	14,631	5,559
Purchases of furniture, fixtures and equipment	(1,318)	(7,549)
Other	(848)	(182)
Net cash used in investing activities	(287,238)	(190,160)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	506,571	368,259
Proceeds from 3.5% Exchangeable Senior Notes	—	200,000
Repayments of mortgage and other loans payable	(243,942)	(548,090)
Deferred financing costs paid	(1,847)	(5,402)
Distributions paid to partners in consolidated joint ventures	—	(787)
Net proceeds from issuance of common shares	7,013	88,622
Net proceeds from issuance of preferred shares	—	81,863
Redemption of preferred shares	—	(28,750)
Dividends paid	(54,163)	(45,138)
Distributions paid	(8,245)	(7,614)
Other	241	637
Net cash provided by financing activities	205,628	103,600
Net increase in cash and cash equivalents	13,972	26
Cash and cash equivalents
Beginning of period	7,923	10,784
End of period	$21,895	$10,810

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in the Greater Washington, D.C. region and other select submarkets. We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants. As of September 30, 2007, our investments in real estate included the following:

•                  229 wholly owned operating properties totaling 17.7 million square feet;

•                  19 wholly owned properties under construction or development that we estimate will total approximately 2.0 million square feet upon completion and one wholly owned office property totaling approximately 75,000 square feet that was under redevelopment;

•                  wholly owned land parcels totaling 1,496 acres that we believe are potentially developable into approximately 12.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of September 30, 2007 follows:

Common Units	85%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%	(issued on January 9, 2007)

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$8,451	$7,507	$22,183	$23,485
Add: Gain on sales of real estate, net	1,038	597	1,199	732
Less: Preferred share dividends	(4,025)	(4,307)	(12,043)	(11,614)
Less: Issuance costs associated with redeemed preferred shares	—	(1,829)	—	(1,829)
Numerator for basic and diluted EPS from continuing operations	5,464	1,968	11,339	10,774
Income from discontinued operations, net	1,942	12,483	1,473	15,423
Numerator for basic and diluted EPS on net income available to common shareholders	$7,406	$14,451	$12,812	$26,197
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	46,781	42,197	46,386	41,134
Dilutive effect of share-based compensation awards	1,005	1,649	1,180	1,785
Denominator for diluted EPS	47,786	43,846	47,566	42,919

Basic EPS:
Income from continuing operations	$0.12	$0.05	$0.24	$0.26
Income from discontinued operations	0.04	0.29	0.04	0.38
Net income available to common shareholders	$0.16	$0.34	$0.28	$0.64
Diluted EPS:
Income from continuing operations	$0.11	$0.04	$0.24	$0.25
Income from discontinued operations	0.04	0.29	0.03	0.36
Net income available to common shareholders	$0.15	$0.33	$0.27	$0.61

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Conversion of weighted average common units	8,297	8,562	8,339	8,516
Conversion of weighted average convertible preferred shares	434	—	421	—
Conversion of weighted average convertible preferred units	176	176	176	176

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during the period over which the notes were outstanding was less than $54.30 per share.

4.                                      Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

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

5.                                      Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30,	December 31,
	2007	2006
Land	$412,129	$343,098
Buildings and improvements	2,013,900	1,689,359
	2,426,029	2,032,457
Less: accumulated depreciation	(267,633)	(219,574)
	$2,158,396	$1,812,883

As of September 30, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central New Jersey Region). We expect to complete the sale of this property by January 2008. The components associated with 429 Ridge Road as of September 30, 2007 included the following:

September 30,
2007
Land	$2,932
Buildings and improvements	14,593
17,525
Less: accumulated depreciation	(2,947)
$14,578

Projects we had under construction or development consisted of the following:

	September 30,	December 31,
	2007	2006
Land	$218,890	$153,436
Construction in progress	193,081	144,991
	$411,971	$298,427

2007 Acquisitions

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition. All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor. We believe that the land parcels can support at least 2.0 million developable square feet. We completed the Nottingham Acquisition for an aggregate cost of $366,852. The table below sets forth the allocation of the acquisition costs of the Nottingham Acquisition:

Land, operating properties	$70,754
Land, construction or development	37,309
Building and improvements	210,264
Intangible assets on real estate acquisitions	53,214
Total assets	371,541
Deferred revenue associated with acquired operating leases	(4,689)
Total acquisition cost	$366,852

Intangible assets recorded in connection with the Nottingham Acquisition included the following:

		Weighted
		Average
		Amortization
		Period (in Years)
Tenant relationship value	$25,778	8
Lease-up value	19,425	4
Lease cost portion of deemed cost avoidance	4,206	5
Lease to market value	3,805	4
	$53,214	6

We also completed the following acquisitions during the nine months ended September 30, 2007:

•                  the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 1.75 million developable square feet of office space for $13,586 on April 6, 2007; and

•                  a 56-acre parcel of land located in Aberdeen, Maryland that we believe can support up to 800,000 developable square feet for $10,442 on September 14, 2007 (Aberdeen, Maryland is located in our Suburban Baltimore region). The property is located adjacent to Aberdeen Proving Ground.

In addition, we acquired a 23-acre parcel of land located in Hanover, Maryland on July 2, 2007, with a deemed value upon our acquisition of $9,829 (including improvements thereon contributed by us), through Arundel Preserve #5, LLC, a consolidated joint venture in which we own a 50% interest (Hanover, Maryland is located in our Baltimore/Washington Corridor region). The joint venture is constructing an office property on the land parcel totaling approximately 152,000 square feet, and we believe the land parcel can support up to 303,000 additional developable square feet.

2007 Construction and Development Activities

During the nine months ended September 30, 2007, we had three properties totaling 339,910 square feet (two located in the Baltimore/Washington Corridor and one in our Other region) become fully operational (68,196 of these square feet were placed into service in 2006) and placed into service 48,377 square feet in a partially operational property located in the Baltimore/Washington Corridor.

As of September 30, 2007, we had construction underway on five new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through Arundel Preserve #5, LLC), two in Colorado Springs, Colorado and one in our Other region. We also had development activities underway on five new buildings located in the Baltimore/Washington Corridor, three in Colorado Springs, Colorado, two in Suburban Maryland and one each in Suburban Baltimore and King George County, Virginia. In addition, we had redevelopment underway on one wholly owned existing building located in Colorado Springs, Colorado and three buildings owned by a joint venture (two are located in Northern Virginia and the other in the Baltimore/Washington Corridor).

2007 Dispositions

We sold the following operating properties during the nine months ended September 30, 2007:

			Number	Total Rentable
		Date of	of	Square		Gain on
Project Name	Location	Sale	Buildings	Feet	Sale Price	Sale

2 and 8 Centre Drive	Monroe, New Jersey	9/7/2007	2	32,331	$6,000	$1,931
7321 Parkway Drive	Anne Arundel County, Maryland	9/7/2007	1	39,822	5,000	868
			3	72,153	$11,000	$2,799

We also sold a 3.5-acre parcel of land located in White Marsh, Maryland for $1,588. We recognized a gain of $1,134 on this sale.

6.                                      Real Estate Joint Ventures

During the nine months ended September 30, 2007, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below.

	Investment Balance at							Total	Maximum
	September 30,		December 31,		Date		Nature of	Assets at	Exposure
	2007		2006		Acquired	Ownership	Activity	9/30/2007	to Loss (1)
Harrisburg Corporate
Gateway Partners, L.P.	$(4,124)	(2)	$(3,614)	(2)	9/29/2005	20%	Operates 16 buildings(3)	$73,377	$—

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

(2)          The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,206 at September 30, 2007 and $5,072 at December 31, 2006 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)          This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	September 30,	December 31,
	2007	2006
Commercial real estate property	$71,413	$72,688
Other assets	1,964	3,207
Total assets	$73,377	$75,895

Liabilities	$67,938	$67,350
Owners’ equity	5,439	8,545
Total liabilities and owners’ equity	$73,377	$75,895

The following table sets forth combined condensed statements of operations for the two unconsolidated real estate joint ventures we owned from January 1, 2006 through September 30, 2007, which included Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners, a joint venture that was dissolved on July 26, 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$2,455	$2,738	$7,325	$9,196
Property operating expenses	(850)	(1,000)	(2,686)	(3,187)
Interest expense	(991)	(1,050)	(3,109)	(3,401)
Depreciation and amortization expense	(842)	(1,677)	(2,564)	(3,582)
Gain on sale	—	4,033	—	4,033
Net (loss) income	$(228)	$3,044	$(1,034)	$3,059

Activity related to consolidated joint ventures during the nine months ended September 30, 2007 included the following:

•                  as of December 31, 2006, we owned a 50% interest in Commons Office 6-B, LLC, an entity developing a land parcel in Hanover, Maryland. We acquired the remaining 50% interest in this entity for $1,262 on May 24, 2007;

•                  on June 26, 2007, we completed the formation of Enterprise Campus Developer, LLC, an entity in which we own a 90% interest. This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a separate joint venture to be formed with another party. At September 30, 2007, development and construction activities were underway in anticipation of the entity’s membership into this future joint venture; and

•                  as discussed in Note 5, on July 2, 2007, we acquired a 50% interest in Arundel Preserve #5, LLC. The joint venture owns a land parcel located in Hanover, Maryland on which it is constructing an office property totaling approximately 152,000 square feet. We believe the land parcel can support up to 303,000 additional developable square feet.

The table below sets forth information pertaining to our investments in consolidated joint ventures at September 30, 2007:

	Date Acquired	Ownership % at 9/30/2007	Nature of Activity	Total Assets at 9/30/2007	Collateralized Assets at 9/30/2007
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping three properties (1)	$51,087	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (2)	23,362	—
Enterprise Campus Developer, LLC	6/26/2007	90.0%	Developing land parcels (3)	14,912	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (4)	4,405	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (5)	3,047	—
				$96,813	$—

(1)          This joint venture owns two properties in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2)          This joint venture is developing a land parcel located in Hanover, Maryland (located in the Baltimore/Washington Corridor).

(3)          This joint venture is developing land parcels located in College Park, Maryland (located in the Suburban Maryland region).

(4)          This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(5)         This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.                                      Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$125,338	$53,985	$71,353	$105,719	$38,279	$67,440
Tenant relationship value	35,189	5,850	29,339	9,371	1,178	8,193
Lease cost portion of deemed
cost avoidance	17,133	8,018	9,115	12,880	5,819	7,061
Lease to market value	14,428	9,028	5,400	10,623	7,178	3,445
Market concentration premium	1,333	172	1,161	1,333	147	1,186
	$193,421	$77,053	$116,368	$139,926	$52,601	$87,325

Amortization of the intangible asset categories set forth above totaled $24,451 in the nine months ended September 30, 2007 and $15,943 in the nine months ended September 30, 2006. The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: eight years; lease cost portion of deemed cost avoidance: six years; lease to market value: four years; and market concentration premium: 35 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above is $6.0 million for the three months ended December 31, 2007, $21.4 million for 2008, $18.8 million for 2009, $14.6 million for 2010, $11.7 million for 2011 and $9.5 million for 2012.

8.                                      Deferred Charges

Deferred charges consisted of the following:

	September 30,	December 31,
	2007	2006
Deferred leasing costs	$59,827	$52,263
Deferred financing costs	30,290	28,275
Goodwill	1,853	1,853
Deferred other	155	155
	92,125	82,546
Accumulated amortization	(46,106)	(38,836)
Deferred charges, net	$46,019	$43,710

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $565 at September 30, 2007 and $252 at December 31, 2006.

10.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	September 30,	December 31,
	2007	2006
Construction contract costs incurred in excess of billings	$21,588	$18,324
Prepaid expenses	16,641	9,059
Furniture, fixtures and equipment	10,366	10,495
Other assets	9,756	10,589
Prepaid and other assets	$58,351	$48,467

11.          Debt

Our debt consisted of the following:

	Maximum Principal Amount	Carrying Value at		Stated Interest	Scheduled Maturity Dates at
	Under Debt at	September 30,	December 31,	Rates at	September 30,
	September 30, 2007	2007	2006	September 30, 2007	2007
Mortgage and other loans payable:
Revolving Credit Facility
Wachovia Bank, N.A. Revolving Credit Facility (1)	$500,000(1)	$327,000	$185,000	LIBOR + 1.15% to 1.55% (1)	March 2008 (1)

Mortgage Loans
Fixed rate mortgage loans (2)	N/A	1,132,208	1,020,619	5.20% - 8.63% (3)	2007 - 2034 (4)
Variable rate construction loan facilities	111,500	103,818	56,079	LIBOR + 1.40 to 1.50%	2008 (5)
Other variable rate mortgage loans	N/A	34,500	34,500	LIBOR + 1.20 to 1.50%	2008
Total mortgage loans		1,270,526	1,111,198

Note payable
Unsecured seller notes	N/A	2,386	2,339	0 - 5.95%	2008-2016
Total mortgage and other loans payable		1,599,912	1,298,537

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026 (6)
Total debt		$1,799,912	$1,498,537

(1)     On October 1, 2007, we entered into an amended and restated credit agreement on our Revolving Credit Facility, the terms of which are described below.

(2)     Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $649 at September 30, 2007 and $210 at December 31, 2006.

(3)     The weighted average interest rate on these loans was 5.92% at September 30, 2007.

(4)     A loan with a balance of $4,838 at September 30, 2007 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)     At September 30, 2007, $84,318 in loans scheduled to mature in 2008 may be extended by us for a one-year period, subject to certain conditions.

(6)     Refer to our 2006 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC acted as co-lead arrangers, KeyBank National Association acted as administrative agent and Wachovia Bank, National Association acted as syndication agent. The amended and restated credit agreement increased the amount of the lenders’ aggregate commitment under the facility from $500,000 to $600,000, which includes a $50,000 letter of credit subfacility and a $50,000 swingline facility (same-day draw requests), with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $800,000, subject to certain conditions. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions. The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 0.75% to 1.25%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as the administrative agent or (b) the Federal Funds Rate, as defined in the credit agreement, plus 0.50%. Interest is payable at the end of each interest period, and principal outstanding under the facility is payable on the maturity date. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.125% to 0.20%.

We capitalized interest costs of $13,957 in the nine months ended September 30, 2007 and $11,319 in the nine months ended September 30, 2006.

12.                               Derivatives

The following table sets forth our derivative contracts at September 30, 2007 and their respective fair values:

					Fair Value at
	Notional	One-Month	Effective	Expiration	September 30,	December 31,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(388)	$(42)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(282)	(133)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(282)	(133)
					$(952)	$(308)

These amounts are included on our Consolidated Balance Sheets as other liabilities.

We designated these derivatives as cash flow hedges. These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Decrease in fair value applied to accumulated other comprehensive loss and minority interests	$(1,065)	$(1,306)	$(644)	$(473)

13.                               Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	September 30,	December 31,
	2007	2006
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	—
Total preferred shares	$81	$76

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

During the nine months ended September 30, 2007, we converted 553,021 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Nine Months Ended September 30,
	2007	2006
Beginning balance	$(693)	$(482)
Unrealized loss on derivatives, net of minority interests	(561)	(397)
Realized loss on derivatives, net of minority interests	39	38
Ending balance	$(1,215)	$(841)

The table below sets forth our comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$11,431	$20,587	$24,855	$39,640
Unrealized loss on derivatives, net of minority interests	(903)	(1,080)	(561)	(397)
Realized loss on derivatives, net of minority interests	13	13	39	38
Total comprehensive income	$10,541	$19,520	$24,333	$39,281

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2007:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series G Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.5000	$1,100
First Quarter 2007	March 30, 2007	April 17, 2007	$0.5000	$1,100
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.5000	$1,100
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$938
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$938
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4688	$938
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4766	$1,616
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4766	$1,616
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4766	$1,616
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.4766	$1,616

Series K Preferred Shares:
First Quarter 2007	March 30, 2007	April 17, 2007	$0.7466	$397
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.7000	$372
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.7000	$372

Common Shares:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$13,292
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$14,529
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.3100	$14,613
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.3400	$16,092

Series I Preferred Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.4688	$165
First Quarter 2007	March 30, 2007	April 17, 2007	$0.4688	$165
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.4688	$165
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.4688	$165

Common Units:
Fourth Quarter 2006	December 29, 2006	January 17, 2007	$0.3100	$2,622
First Quarter 2007	March 30, 2007	April 17, 2007	$0.3100	$2,554
Second Quarter 2007	June 29, 2007	July 17, 2007	$0.3100	$2,574
Third Quarter 2007	September 28, 2007	October 16, 2007	$0.3400	$2,777

15.          Supplemental Information to Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$38,848	$37,484
Issuance of common shares in connection with acquisition of properties	$156,691	$—
Issuance of preferred shares in connection with acquisition of properties	$26,583	$—
Proceeds from sales of properties invested in restricted cash account	$701	$33,730
Restricted cash used in connection with acquisitions of properties	$20,827	$—
Issuance of common units in the Operating Partnership in connection with acqusitions of interests in properties	$12,125	$7,497
Note receivable assumed upon sale of real estate property	$3,582	$—
Increase in accrued capital improvements, leasing, and acquisition costs	$14,501	$7,217
Reclassification of operating assets to investment assets in connection with consolidation of real estate joint ventures	$16,725	$—
Consolidation of real estate joint venture:
Real estate assets	$3,864	$—
Prepaid and other assets	1,021	—
Minority interest	(4,885)	—
Net adjustment	$—	$—
Property acquired through lease arrangements included in rents received in advance and security deposits	$—	$1,282
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$296	$131
Decrease in fair value of derivatives applied to AOCL and minority interests	$(644)	$(473)
Adjustments to minority interests resulting from changes in ownership of the Operating Partnership by COPT	$29,693	$13,962
Dividends/distribution payable	$22,433	$19,810
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$25,358	$7,891

16.          Information by Business Segment

As of September 30, 2007, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs, Colorado; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio, Texas; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary's & King George Counties	San Antonio	Northern/Central New Jersey	Other	Total
Three Months Ended September 30, 2007
Revenues	$43,850	$18,555	$13,575	$4,312	$4,410	$2,506	$3,338	$1,831	$1,110	$1,351	$94,838
Property operating expenses	14,676	6,528	5,469	1,973	1,741	34	784	374	676	(10)	32,245
NOI	$29,174	$12,027	$8,106	$2,339	$2,669	$2,472	$2,554	$1,457	$434	$1,361	$62,593
Additions to commercial real estate properties	$47,791	$4,335	$13,952	$11,939	$50	$348	$250	$1,554	$6	$5,843	$86,068

Three Months Ended September 30, 2006
Revenues	$38,347	$16,747	$7,569	$3,158	$4,114	$2,506	$2,979	$1,787	$2,317	$(466)	$79,058
Property operating expenses	12,604	5,568	3,090	1,208	1,598	43	856	310	869	(419)	25,727
NOI	$25,743	$11,179	$4,479	$1,950	$2,516	$2,463	$2,123	$1,477	$1,448	$(47)	$53,331
Additions to commercial real estate properties	$20,066	$4,893	$701	$4,109	$2,212	$334	$429	$127	$237	$8,690	$41,798

Nine Months Ended September 30, 2007
Revenues	$130,409	$53,981	$40,104	$11,511	$12,320	$7,519	$9,465	$5,475	$3,902	$1,717	$276,403
Property operating expenses	42,538	19,339	16,194	4,445	5,056	96	2,294	1,119	1,760	722	93,563
NOI	$87,871	$34,642	$23,910	$7,066	$7,264	$7,423	$7,171	$4,356	$2,142	$995	$182,840
Additions to commercial real estate properties	$146,846	$21,206	$276,826	$36,306	$1,958	$880	$533	$1,560	$271	$48,624	$535,010
Segment assets at September 30, 2007	$1,208,852	$483,473	$461,461	$168,719	$132,851	$96,463	$95,828	$58,023	$40,450	$169,903	$2,916,023

Nine Months Ended September 30, 2006
Revenues	$107,537	$48,116	$22,156	$6,410	$11,452	$7,519	$9,004	$5,395	$7,597	$(871)	$224,315
Property operating expenses	33,107	16,862	8,862	2,315	4,180	124	2,251	962	2,677	(1,148)	70,192
NOI	$74,430	$31,254	$13,294	$4,095	$7,272	$7,395	$6,753	$4,433	$4,920	$277	$154,123
Additions to commercial real estate properties	$170,894	$11,781	$2,063	$61,712	$3,446	$949	$1,399	$8,735	$1,358	$8,032	$270,369
Segment assets at September 30, 2006	$1,070,627	$466,938	$160,766	$130,845	$118,619	$98,260	$98,267	$54,673	$45,208	$111,719	$2,355,922

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Segment revenues	$94,838	$79,058	$276,403	$224,315
Construction contract revenues	10,047	13,219	29,358	39,919
Other service operations revenues	910	1,572	3,369	5,321
Less: Revenues from discontinued real estate operations (Note 19)	(274)	(2,189)	(1,701)	(8,228)
Total revenues	$105,521	$91,660	$307,429	$261,327

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months Ended September 30, ,		For the Nine Months Ended September 30
	2007	2006	2007	2006
Segment property operating expenses	$32,245	$25,727	$93,563	$70,192
Less: Property operating expenses from discontinued real estate operations (Note 19)	(603)	(744)	(1,341)	(2,732)
Total property operating expenses	$31,642	$24,983	$92,222	$67,460

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
NOI for reportable segments	$62,593	$53,331	$182,840	$154,123
Construction contract revenues	10,047	13,219	29,358	39,919
Other service operations revenues	910	1,572	3,369	5,321
Equity in (loss) income of unconsolidated entities	(46)	15	(197)	(40)
Income tax expense	(197)	(202)	(480)	(623)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(26,587)	(21,510)	(80,487)	(58,138)
Construction contract expenses	(9,507)	(12,465)	(28,126)	(38,134)
Other service operations expenses	(806)	(1,495)	(3,337)	(4,991)
General and administrative expenses	(5,423)	(4,226)	(15,122)	(11,894)
Interest expense on continuing operations	(21,000)	(17,678)	(61,261)	(51,635)
Gain on sale of non-real estate investment	—	—	1,033	—
Amortization of deferred financing costs	(901)	(736)	(2,706)	(1,898)
Minority interests in continuing operations	(961)	(873)	(2,341)	(3,029)
Add (less) net operating loss (income) from discontinued operations	329	(1,445)	(360)	(5,496)
Income from continuing operations	$8,451	$7,507	$22,183	$23,485

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate interest expense, amortization of deferred financing costs and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in (loss) income of unconsolidated entities, general and administrative expense, gain on sale of non-real estate investment, income taxes and minority interests because these items represent general corporate items not attributable to segments.

17.          Share-Based Compensation

During the nine months ended September 30, 2007, we granted 262,066 options to purchase common shares (“options”) to employees and 40,000 options to Trustees.  The weighted average exercise price of these option grants total $47.91 per share.  The employee option grants vest in equal increments annually over a three-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  Trustee options vest on the first anniversary of their grant provided that the Trustees remain in their positions.  All of the option grants expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model are set forth below:

Weighted average fair value per share option granted during the period	$9.58
Risk-free interest rate	4.64	%(1)
Expected life (in years)	6.15
Expected volatility	21.46	%(2)
Expected annual dividend yield	3.24	%(3)

(1) Ranged from 4.53% to 4.91%.

(2) Ranged from 21.28% to 21.75%.

(3) Ranged from 3.12% to 3.35%.

During the nine months ended September 30, 2007, 595,957 options to purchase common shares were exercised.  The weighted average exercise price of these options was $11.94 per share, and the total intrinsic value of options exercised was $23,257.

During the nine months ended September 30, 2007, certain employees were granted restricted shares totaling 137,359 with a weighted average grant date fair value of $49.80 per share.  These shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period (for most of the grants) or a five-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  During the nine months ended September 30, 2007, forfeiture restrictions lapsed on 137,227 common shares previously issued to employees.  These shares had a weighted average grant date fair value of $22.54 per share, and the total fair value of the shares on the vesting date was $6,959.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Increase in general and administrative expenses	$1,202	$710	$3,277	$1,773
Increase in construction contract and other service operations expenses	483	233	1,346	575
Share-based compensation expense	1,685	943	4,623	2,348
Income taxes	(19)	(24)	(120)	(66)
Minority interests	(259)	(161)	(708)	(404)
Net share-based compensation expense	$1,407	$758	$3,795	$1,878

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Deferred
Federal	$161	$165	$395	$510
State	36	37	88	113
Total	$197	$202	$483	$623

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and nine months ended September 30, 2007 and 2006.

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

•                  the 429 Ridge Road property that we were under contract to sell as of September 30, 2007 and was classified as held for sale;

•                  the 2 and 8 Centre Drive properties that were sold on September 7, 2007; and

•                  the 7321 Parkway property that was sold on September 7, 2007.

Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from real estate operations	$274	$2,189	$1,701	$8,228
Expenses from real estate operations:
Property operating expenses	603	744	1,341	2,732
Depreciation and amortization	18	396	173	1,855
Interest expense	145	506	1,222	1,900
Other	1	128	1	135
Expenses from real estate operations	767	1,774	2,737	6,622
(Loss) income from discontinued operations before gain on sales of real estate and minority interests	(493)	415	(1,036)	1,606
Gain on sales of real estate	2,789	14,699	2,778	17,102
Minority interests in discontinued operations	(354)	(2,631)	(269)	(3,285)
Income from discontinued operations, net of minority interests	$1,942	$12,483	$1,473	$15,423

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

Acquisitions

As of September 30, 2007, we were under contract to acquire the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1,310 in 2007, $1,000 in 2008 and $155 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4,000; this $4,000 cash obligation is subject to reduction by an amount ranging between $750 and $4,000, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  Following completion of this acquisition, we will be obligated to incur $7,500 in development and construction costs for the property.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  As discussed in Note 6, we obtained an interest in one such joint venture in July 2007 in which we have a 50% interest.

We may be required to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.  In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then deem it appropriate to make even larger investments in these joint ventures.

In one of the consolidated joint ventures that we owned as of September 30, 2007, we would be obligated to acquire the other member’s 50% interest in the joint venture if defined events were to occur.  The amount we would need to pay for that membership interest is computed based on the amount that the owner of the interest would receive under the joint venture agreement in the event that office property owned by the joint venture was sold for a capitalized fair value (as defined in the agreements) on a defined date.  We estimate the aggregate amount we would need to pay for the other member’s membership interest in this joint venture to be $718; however, since the determination of this amount is dependent on the operations of the office property, which is not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of September 30, 2007 follow:

Three months ended December 31, 2007	$74
2008	261
2009	176
2010	135
2011	57
$703

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of September 30, 2007 follow:

Three months ended December 31, 2007	$129
2008	485
2009	331
2010	150
2011	21
$1,116

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

21.          Pro Forma Financial Information

We accounted for our acquisitions using the purchase method of accounting.  We included the results of operations on our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through September 30, 2007.

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

	For the Nine Months
	Ended September 30,
	2007	2006

Pro forma total revenues	$308,248	$286,478
Pro forma net income	$25,120	$34,801
Pro forma net income available to common shareholders	$13,044	$20,242
Pro forma earnings per common share on net income available to common shareholders
Basic	$0.28	$0.46
Diluted	$0.27	$0.44

22.          Subsequent Events

On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility, increasing the amount of the lenders’ aggregate commitment under the facility from $500,000 to $600,000 with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $800,000, subject to certain conditions.  The facility matures on September 30, 2011, and may be extended by one year.  This is described further in Note 11.

On October 23, 2007, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 4.33% on an aggregate notional amount of $50,000. This swap agreement became effective on October 23, 2007 and carries a two-year term.  We designated this swap as a cash flow hedge.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a REIT that focuses on the acquisition, development, ownership, management and leasing of primarily Class A suburban office properties in select, demographically strong submarkets where we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities.  We also have a core customer expansion strategy that is built on meeting, through acquisitions and development, the multi-location requirements of our strategic tenants.  As of September 30, 2007, our investments in real estate included the following:

•                  229 wholly owned operating properties totaling 17.7 million square feet;

•                  19 wholly owned properties under construction or development that we estimate will total approximately 2.0 million square feet upon completion and one wholly owned office property totaling approximately 75,000 square feet that was under redevelopment;

•                  wholly owned land parcels totaling 1,496 acres that we believe are potentially developable into approximately 12.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

During the nine months ended September 30, 2007, we:

•                  experienced increased revenues, operating expenses and operating income as compared to the same period in the prior year due primarily to the addition of properties through acquisition and construction activities since January 1, 2006;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 92.8%;

•                  completed, on January 9 and 10, 2007, a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition.  All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.  We believe that the land parcels can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366.9 million.  We financed the acquisition by issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the “Series K Preferred Shares”) to the seller at a value of, and liquidation preference equal to, $50 per share, issuing $156.7 million in common shares of beneficial interest (“common shares”) to the seller at a value of $49.57 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder;

•                  had three newly-constructed properties totaling 339,910 square feet (two located in the Baltimore/Washington Corridor and one in our Other region) become fully operational.  We also had 48,377 square feet placed into service in one partially operational property in the Baltimore/Washington Corridor; and

•                  borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%, using the proceeds to repay other debt.

On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility, increasing the amount of the lenders’ aggregate commitment under the facility from $500.0 million to $600.0 million with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $800.0 million, subject to certain conditions.  The facility matures on September 30, 2011, and may be extended by us for a period of one year, subject to certain conditions.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2007.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2007 compared to the same periods in 2006;

•                  how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2007;

•                  our cash flows for the nine months ended September 30, 2007 and 2006;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at September 30, 2007; and

•                  the computation of our Funds from Operations for the three and nine months ended September 30, 2007 and 2006.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007	2006	Variance	% Change	2007	2006	Variance	% Change
Revenues
Rental revenue	$80,428	$65,614	$14,814	22.6%	$234,807	$187,299	$47,508	25.4%
Tenant recoveries and other real estate operations revenue	14,136	11,255	2,881	25.6%	39,895	28,788	11,107	38.6%
Construction contract revenues	10,047	13,219	(3,172)	(24.0)%	29,358	39,919	(10,561)	(26.5)%
Other service operations revenues	910	1,572	(662)	(42.1)%	3,369	5,321	(1,952)	(36.7)%
Total revenues	105,521	91,660	13,861	15.1%	307,429	261,327	46,102	17.6%
Expenses
Property operating expenses	31,642	24,983	6,659	26.7%	92,222	67,460	24,762	36.7%
Depreciation and other amortization associated with real estate operations	26,587	21,510	5,077	23.6%	80,487	58,138	22,349	38.4%
Construction contract expenses	9,507	12,465	(2,958)	(23.7)%	28,126	38,134	(10,008)	(26.2)%
Other service operations expenses	806	1,495	(689)	(46.1)%	3,337	4,991	(1,654)	(33.1)%
General and administrative expenses	5,423	4,226	1,197	28.3%	15,122	11,894	3,228	27.1%
Total operating expenses	73,965	64,679	9,286	14.4%	219,294	180,617	38,677	21.4%
Operating income	31,556	26,981	4,575	17.0%	88,135	80,710	7,425	9.2%
Interest expense and amortization of deferred financing costs	(21,901)	(18,414)	(3,487)	18.9%	(63,967)	(53,533)	(10,434)	19.5%
Gain on sale of non-real estate investment	—	—	—	N/A	1,033	—	1,033	N/A
Equity in (loss) income of unconsolidated entities	(46)	15	(61)	(406.7)%	(197)	(40)	(157)	392.5%
Income tax expense	(197)	(202)	5	(2.5)%	(480)	(623)	143	(23.0)%
Income from continuing operations before minority interests	9,412	8,380	1,032	12.3%	24,524	26,514	(1,990)	(7.5)%
Minority interests in income from continuing operations	(961)	(873)	(88)	10.1%	(2,341)	(3,029)	688	(22.7)%
Income from continuing operations	8,451	7,507	944	12.6%	22,183	23,485	(1,302)	(5.5)%
Income from discontinued operations, net	1,942	12,483	(10,541)	(84.4)%	1,473	15,423	(13,950)	(90.4)%
Gain on sales of real estate, net	1,038	597	441	73.9%	1,199	732	467	63.8%
Net income	11,431	20,587	(9,156)	(44.5)%	24,855	39,640	(14,785)	(37.3)%
Preferred share dividends	(4,025)	(4,307)	282	(6.5)%	(12,043)	(11,614)	(429)	3.7%
Issuance costs associated with redeemed preferred shares	—	(1,829)	1,829	(100.0)%	—	(1,829)	1,829	(100.0)%
Net income available to common shareholders	$7,406	$14,451	$(7,045)	(48.8)%	$12,812	$26,197	$(13,385)	(51.1)%
Basic earnings per common share
Income from continuing operations	$0.12	$0.05	$0.07	140.0%	$0.24	$0.26	$(0.02)	(7.7)%
Net income available to common shareholders	$0.16	$0.34	$(0.18)	(52.9)%	$0.28	$0.64	$(0.36)	(56.3)%
Diluted earnings per common share
Income from continuing operations	$0.11	$0.04	$0.07	175.0%	$0.24	$0.25	$(0.01)	(4.0)%
Net income available to common shareholders	$0.15	$0.33	$(0.18)	(54.5)%	$0.27	$0.61	$(0.34)	(55.7)%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Geographic Concentration of Property Operations

The table below sets forth the changes in the regional allocation of our annualized rental revenue from December 31, 2006 to September 30, 2007.  These changes occurred primarily as a result of the Nottingham Acquisition, but also due to the effect of development and leasing activity:

	Percentage of Annualized
	Rental Revenue of
	Wholly Owned Properties as of
Region	September 30, 2007	December 31, 2006
Baltimore/Washington Corridor	46.3%	51.2%
Northern Virginia	19.8%	20.5%
Suburban Baltimore	14.4%	7.5%
Suburban Maryland	4.3%	4.1%
Colorado Springs, Colorado	4.0%	4.2%
St. Mary’s and King George Counties	3.6%	4.2%
Greater Philadelphia	3.1%	3.7%
San Antonio, Texas	2.0%	2.4%
Other	1.5%	N/A
Northern/Central New Jersey	1.0%	2.2%
	100.0%	100.0%

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

Concentration of Leases With Certain Tenants

We experienced changes in our tenant base during the nine months ended September 30, 2007 due primarily to the Nottingham Acquisition, but also due to development and leasing activity.  The following table lists the 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties
	for 20 Largest Tenants as of
Tenant	September 30, 2007	December 31, 2006
United States Government	15.4%	16.3%
Northrop Grumman Corporation (1)	6.6%	4.2%
Booz Allen Hamilton, Inc.	5.6%	6.9%
Computer Sciences Corporation (1)	3.3%	3.8%
Unisys Corporation (2)	2.5%	3.0%
L-3 Communications Holdings, Inc. (1)	2.5%	3.0%
General Dynamics Corporation	2.1%	2.4%
Wachovia Corporation (1)	1.9%	2.1%
The Aerospace Corporation	1.9%	2.1%
Comcast Corporation	1.8%	N/A
AT&T Corporation (1)	1.7%	3.0%
The Boeing Company (1)	1.2%	1.4%
Ciena Corporation	1.1%	1.2%
Science Applications International Corporation	0.9%	1.1%
Magellan Health Services, Inc.	0.9%	1.0%
BAE Systems PLC (1)	0.8%	1.0%
Johns Hopkins University (1)	0.8%	N/A
Merck & Co., Inc. (2)	0.8%	0.8%
Wyle Laboratories, Inc.	0.7%	0.8%
AARP	0.7%	N/A
Lockheed Martin Corporation	N/A	1.0%
Harris Corporation	N/A	0.8%
EDO Corporation	N/A	0.8%
Subtotal of 20 largest tenants	53.2%	56.7%
All remaining tenants	46.8%	43.3%
Total	100.0%	100.0%

(1)               Includes affiliated organizations and agencies and predecessor companies.

(2)               Unisys Corporation subleases space to Merck and Co., Inc.; revenue from this subleased space is classified as Merck & Co., Inc. revenue.

Industry Concentration of Tenants

The percentage of total annualized rental revenue in our wholly owned properties derived from the United States defense industry decreased during the nine months ended September 30, 2007 due primarily to the Nottingham Acquisition, since the properties included in that transaction had an insignificant number of tenants in that industry, but also due to the effect of development and leasing activity.  The table below sets forth the percentage of annualized rental revenue in our portfolio of wholly owned properties derived from that industry:

	Percentage of Annualized
	Rental Revenue of Wholly
	Owned Properties from Defense
	Industry Tenants as of
	September 30, 2007	December 31, 2006
Total Portfolio	47.5%	54.4%
Baltimore/Washington Corridor	63.7%	66.7%
Northern Virginia	49.8%	54.5%
Suburban Baltimore	6.7%	9.8%
Suburban Maryland	11.2%	13.3%
Colorado Springs, Colorado	37.0%	39.4%
St. Mary’s and King George Counties	89.7%	89.8%
San Antonio, Texas	100.0%	100.0%

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	September 30,	December 31,
	2007	2006
Occupancy rates
Total	92.8%	92.8%
Baltimore/Washington Corridor	93.5%	95.1%
Northern Virginia	99.2%	90.9%
Suburban Baltimore	83.9%	81.1%
Suburban Maryland	97.8%	83.2%
Colorado Springs, Colorado	96.0%	92.8%
St. Mary’s and King George Counties	92.3%	92.1%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Other	100.0%	N/A
Northern/Central New Jersey	70.8%	97.2%
Average contractual annual rental rate per square foot at period end (1)	$21.20	$20.90

(1) Includes estimated expense reimbursements.

The total occupancy rate of our wholly owned properties was negatively affected by the operating properties included in the Nottingham Acquisition, which were 85.9% occupied at September 30, 2007.  We also had a decrease in occupancy in our New Jersey region that was attributable primarily to a lease termination at our 429 Ridge Road property located in Dayton, New Jersey (we are under contract to sell our 429 Ridge Road property and expect to complete such sale by January 2008).  However, we had a net increase in occupancy in our other properties that offsets the decreasing effects of the Nottingham Acquisition and the 429 Ridge Road property.  The increases in the occupancy rates of our Northern Virginia and Suburban Maryland regions were largely attributable to lease commencements for space in those regions.

We renewed 71.4% of the square footage scheduled to expire in the nine months ended September 30, 2007 (including the effects of early renewals and early lease terminations).

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

Despite this uncertainty regarding our leasing outlook, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at September 30, 2007 was five years.  In addition, only 14.5% of our annualized rental revenues at September 30, 2007 were from leases scheduled to expire by the end of 2008.  Looking longer term, 64.6% of our annualized rental revenues on leases in place as of September 30, 2007 were from leases scheduled to expire by the end of 2012, with no more than 15% scheduled to expire in any one calendar year through 2012.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	September 30,		December 31,
Geographic Region	Interest	2007		2006
Suburban Maryland	50.0%	76.2%		47.9%
Northern Virginia	92.5%	100.0	%(1)	100.0	%(1)
Greater Harrisburg	20.0%	90.5%		91.2%

(1) Excludes the effect of 59,000 unoccupied square feet undergoing redevelopment at period end.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the nine months ended September 30, 2006 and 2007, Same-Office Properties would be properties owned and 100% operational from January 1, 2006 through September 30, 2007.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables and the discussion that follows in this section pertain to properties included in continuing operations:

	Changes From the Three Months Ended September 30, 2006 to 2007
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$13,662	$304	0.5%	$848	$14,814
Tenant recoveries and other real estate operations revenue	1,819	891	8.3%	171	2,881
Total	$15,481	$1,195	1.6%	$1,019	$17,695

Property operating expenses	$4,981	$1,456	5.9%	$222	$6,659

Straight-line rental revenue adjustments included in rental revenue	$991	$(582)	N/A	$24	$433
Amortization of deferred market rental revenue	$(44)	$382	N/A	$—	$338

Number of operating properties included in component category	70	160	N/A	—	230

(1)               Includes 58 acquired properties, ten newly-constructed properties and two redevelopment properties placed into service.

(2)               Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Nine Months Ended September 30, 2006 to 2007
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$43,036	$3,994	2.2%	$478	$47,508
Tenant recoveries and other real estate operations revenue	6,667	3,662	13.9%	778	11,107
Total	$49,703	$7,656	3.7%	$1,256	$58,615

Property operating expenses	$16,895	$6,349	9.8%	$1,518	$24,762

Straight-line rental revenue adjustments included in rental revenue	$3,409	$(1,488)	N/A	$29	$1,950
Amortization of deferred market rental revenue	$162	$287	N/A	$—	$449

Number of operating properties included in component category	76	154	N/A	—	230

(1)               Includes 64 acquired properties, ten newly-constructed properties and two redevelopment properties placed into service.

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

With regard to changes in the Same-Office Properties’ revenues from real estate operations for the three month periods:

•                  the increase in rental revenue from real estate operations for the Same-Office Properties included the following:

•                  an increase of $1.3 million, or 2.0%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods.  Of this increase, $764,000 was attributable to one property located in Northern Virginia; and

•                  a decrease of $971,000, or 75.1%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to an increase in property operating expenses, as described below.

With regard to changes in the Same-Office Properties’ revenues from real estate operations for the nine month periods:

•                  the increase in rental revenue from real estate operations for the Same-Office Properties included the following:

•                  an increase of $4.6 million, or 2.6%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods.  Of this increase, $2.8 million was attributable to two properties; and

•                  a decrease of $606,000, or 23.5%, in net revenue from the early termination of leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to an increase in property operating expenses, as described below.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•                  an increase of $638,000, or 13.6%, in real estate taxes, of which $529,000 was attributable to properties in our Colorado Springs, Colorado portfolio that had increased property value assessments completed retroactive to the beginning of 2007;

•                  an increase of $356,000, or 5.4%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure;

•                  an increase of $336,000, or 26.2%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service arrangements at certain properties; and

•                  an increase of $247,000, or 10.0%, in repairs and maintenance labor due primarily to: (1) an increase in labor hours due mostly to the addition of new employees to address staffing needs and increased labor requirements at certain properties with increased occupancy; and (2) higher labor rates resulting from an increase in the underlying costs for labor.

The increase in operating expenses for the Same-Office Properties for the nine month periods included the following:

•                  an increase of $2.4 million, or 16.3%, in utilities due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $1.2 million, or 166.3%, in snow removal due to increased snow and ice in our regions in 2007;

•                  an increase of $781,000, or 10.9%, in repairs and maintenance labor due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $716,000, or 22.2%, in heating and air conditioning repairs and maintenance due primarily to the reasons discussed above for the variance in the three month periods; and

•                  an increase of $623,000, or 4.9%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties.  Included in this amount was a $183,000 increase attributable to properties in our Colorado Springs, Colorado portfolio.

Construction contract and other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Nine Month Periods
	Ended September 30, 2007 and 2006			Ended September 30, 2007 and 2006
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$(3,172)	$(662)	$(3,834)	$(10,561)	$(1,952)	$(12,513)
Expenses	(2,958)	(689)	(3,647)	(10,008)	(1,654)	(11,662)
Income from service operations	$(214)	$27	$(187)	$(553)	$(298)	$(851)

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

Depreciation and amortization

Our increase in depreciation and other amortization expense for the three month and nine month periods was attributable primarily to the Property Additions (an increase of $6.6 million for the three month periods and $24.5 million for the nine month periods); most of the increase in the property additions was attributable to the Nottingham Acquisition (an increase of $5.6 million for the three month periods and $18.1 million for the nine month periods).  Compared to other acquisitions that we have completed in recent years, a considerably larger portion of the value of the operating properties included in the Nottingham Acquisition was allocated to assets with lives that are based on the lives of the underlying leases; due to that fact and the fact that a large number of the leases in these properties have lives of four years or less, much of the depreciation and amortization associated with these properties will be front-loaded to the four years following the completion of the acquisition.  This will result in increased depreciation and amortization expense over the initial four years following the acquisition.

The net increase in depreciation and other amortization expense also included a decrease of $1.9 million for the three month periods and $2.9 million for the nine month periods attributable to one property that had significant depreciation and amortization expense associated with a lease that terminated in the third quarter of 2006.

General and administrative expenses

The increase in general and administrative expenses for the three month periods included the following:

•                  a $1.5 million, or 41.7%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $492,000 increase in expense associated with share-based compensation due to the effects of awards issued in 2006 and 2007 and an increase in the award values being amortized into expense; and

•                  a $521,000, or 36.7%, decrease attributable to increased allocation of corporate overhead primarily to our service companies.  Although our overall general and administrative expenses increased as discussed above, this $521,000 decrease in general and administrative expenses was caused by the combined effect of (1) the increase in allocable general and administrative expenses and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

The increase in general and administrative expenses for the nine month periods included the following:

•                  a $3.9 million, or 37.9%, increase in compensation expense due to the reasons discussed above for the variance in the three month periods; this increase included an increase of $1.5 million associated with share-based compensation;

•                  a $626,000 increase in costs written off associated with abandoned investment opportunities; and

•                  a $1.7 million, or 41.2%, decrease attributable to increased allocation of corporate overhead primarily to our service companies, the reason for which is discussed above.

Interest expense and amortization of deferred financing costs

For the three month periods, the increase in interest expense and amortization of deferred financing costs included in continuing operations was due primarily to a 26.4% increase in our average outstanding debt balance, resulting mostly from our acquisition and construction activities, offset in part by a decrease in our weighted average interest rates from 6.5% to 5.9%.

For the nine month periods, the increase in interest expense and amortization of deferred financing costs included in continuing operations was due primarily to a 27.2% increase in our average outstanding debt balance, resulting mostly from our acquisition and construction activities, offset in part by the effects of: (1) a $2.6 million, or 23.3%, increase in interest capitalized to construction and development projects due to increased construction and development activity; and (2) a decrease in our weighted average interest rates from 6.3% to 5.9%.

Gain on sale of non-real estate investment

The 2007 periods include a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting.  TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

Minority interests

Interests in our Operating Partnership are in the form of preferred and common units.  The line entitled “minority interests in income from continuing operations” includes primarily income from continuing operations allocated to preferred and common units not owned by us; for the amount of this line attributable to preferred units versus common units, you should refer to our Consolidated Statements of Operations.  Income is allocated to minority interest preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled.  Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership after allocation to preferred unitholders multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

As of September 30, 2007, we owned 96% of the outstanding preferred units and 85% of the outstanding common units.  The percentage of the Operating Partnership owned by minority interests decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares;

•                  the exchange of common units for our common shares by certain minority interest holders of common units; and

•                  our redemption of the Series E and Series F Preferred Shares in 2006; offset in part by

•                  our issuance of common units to third parties totaling 262,165 in 2007 and 181,097 in 2006.

The decrease in income allocated to minority interest holders of common units included in income from continuing operations for the nine month periods was attributable primarily to the following:

•                  a decrease in the Operating Partnership’s income from continuing operations before minority interests due in large part to the changes described above; and

•                  a decrease attributable to our increasing ownership of common units (from 82% at December 31, 2005 to 85% at September 30, 2007).

Income from discontinued operations, net of minority interests

Our income from discontinued operations decreased for the three and nine month periods due primarily to decreased gain from sales of real estate included in discontinued operations.  See Note 19 to the Consolidated Financial Statements for a summary of income from discontinued operations.

Gain on sales of real estate, net of minority interests

Our gain on sales of real estate increased in the three and nine month periods due primarily to a $1.1 million gain recognized before allocation to minority interests on the sale of a 3.5-acre parcel of land located in White Marsh, Maryland in the current periods.

Issuance costs associated with redeemed preferred shares

In the nine months ended September 30, 2006, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E Preferred Shares redeemed during the period.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders decreased due to the following:

•                  decreases in net income available to common shareholders, attributable primarily to the reasons set forth above; and

•                  a larger number of common shares outstanding due to share issuances since January 1, 2006.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $21.9 million as of September 30, 2007, a 176% increase from the balance at December 31, 2006.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

Operating Activities

We generated most of our cash from the operations of our properties.  Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow; we applied most of this cash flow towards interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to minority interest holders of preferred and common units in the Operating Partnership, capital improvements and leasing costs for our operating properties and general and administrative expenses.

Our cash flow from operations increased $9.0 million, or 10.4%, when comparing the nine months ended September 30, 2007 and 2006; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Nine Months Ended September 30, 2007

As discussed above, we completed the Nottingham Acquisition on January 9 and 10, 2007.  The acquired properties included 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres that we believe can support at least 2.0 million developable square feet.  We completed the Nottingham Acquisition for an aggregate cost of $366.9 million, which was financed using the following:

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

•                  a $2.0 million deposit previously paid; and

•                  cash reserves for the balance.

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

We also completed the following acquisitions during the nine months ended September 30, 2007:

•                  the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs, Colorado that we believe can support approximately 1.75 million developable square feet of office space for $13.6 million.  We financed most of this acquisition by issuing 262,165 common units in the Operating Partnership valued at $12.1 million; and

•                  a 56-acre parcel of land located in Aberdeen, Maryland that we believe can support up to 800,000 developable square feet for $10.4 million (Aberdeen, Maryland is located in our Suburban Baltimore region).  The property is located adjacent to Aberdeen Proving Ground.  We financed most of this acquisition using cash reserves.

Activity related to consolidated joint ventures during the nine months ended September 30, 2007 included the following:

•                  as of December 31, 2006, we owned a 50% interest in Commons Office 6-B, LLC, an entity developing a land parcel in Hanover, Maryland (Hanover, Maryland is located in the Baltimore/Washington Corridor).  We acquired the remaining 50% interest in this entity for $1.3 million on May 24, 2007;

•                  we completed the formation of Enterprise Campus Developer, LLC, an entity in which we own a 90% interest.  This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a separate joint venture to be formed with another party (College Park, Maryland is located in our Suburban Maryland region).  At September 30, 2007, development and construction activities were underway in anticipation of the entity’s membership into this future joint venture; and

•                  we completed the formation of Arundel Preserve #5, LLC, an entity in which we own a 50% interest.  This entity was created to develop and construct one or more office buildings on a land parcel located in Hanover, Maryland.

We had three newly-constructed properties totaling 339,910 square feet (two located in the Baltimore/Washington Corridor and one in our Other region) become fully operational in the nine months ended September 30, 2007 (68,196 of these square feet were placed into service in 2006).  These properties were 91.6% leased or committed as of September 30, 2007.  Costs incurred on these properties through September 30, 2007 totaled $84.3 million, $30.2 million of which was incurred in the nine months ended September 30, 2007.  We financed the 2007 costs using primarily borrowings from construction loan facilities on two of the properties; borrowings under these facilities during the nine months ended September 30, 2007 totaled $48.9 million.

At September 30, 2007, we had construction activities underway on eight office properties totaling 856,000 square feet that were 43.1% leased, including 48,377 square feet already placed in service in a partially operational property.  One of these properties is owned through a consolidated joint venture in which we have a 50% interest.  Costs incurred on these properties through September 30, 2007 totaled approximately $122.7 million, of which approximately $62.1 million was incurred in the nine months ended September 30, 2007.  We have construction loan facilities in place totaling $48.0 million to finance the construction of two of these properties; borrowings under these facilities totaled $40.6 million at September 30, 2007, $7.1 million of which was borrowed in the nine months ended September 30, 2007.  The remaining costs incurred in the nine months ended September 30, 2007 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the nine months ended September 30, 2007 (in thousands):

Acquisitions	$351,950
Construction and development	148,960
Tenant improvements on operating properties	17,916	(1)
Capital improvements on operating properties	16,184
	$535,010

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction and development.

During the nine months ended September 30, 2007, we sold three operational properties totaling 72,153 square feet for a total of $11.0 million, resulting in recognized gain of $2.8 million.  We also sold a 3.5-acre parcel of land located in White Marsh, Maryland for $1.6 million, resulting in recognized gain of $1.1 million.  The net proceeds from these sales after transaction costs totaled $8.7 million.  We applied these proceeds to our cash operating reserves.

On May 17, 2007, we borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%.  We used $120.5 million of the proceeds from this loan to pay down debt scheduled to mature in September 2007 and the balance to pay down borrowings under our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of September 30, 2007, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities increased $97.1 million, or 51.1%, when comparing the nine months ended September 30, 2007 and 2006.  This increase was due primarily to the following:

•                  a $73.5 million, or 32.3%, increase in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition; and

•                  a $37.9 million decrease in proceeds from sales of properties.

Our cash flow provided by financing activities increased $102.0 million, or 98.5%, due primarily to the following:

•                  a $304.1 million, or 55.5%, decrease in repayments of mortgage and other loans payable due primarily to the use of proceeds under equity offerings in 2006 (2.0 million common shares issued in April 2006 and 3.4 million preferred shares issued in July 2006) and the proceeds from $200.0 million of exchangeable senior notes issued in September 2006, offset in part by

•                  a $163.5 million, or 95.9%, decrease in proceeds from the common and preferred share issuances noted above.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2006 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to September 30, 2007

On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC acted as co-lead arrangers, KeyBank National Association acted as administrative agent and Wachovia Bank, National Association acted as syndication agent.  The amended and restated credit agreement increased the amount of the lenders’ aggregate commitment under the facility from $500.0 million to $600.0 million, which includes a $50.0 million letter of credit subfacility and a $50.0 million swingline facility (same-day draw requests), with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $800.0 million, subject to certain conditions.  Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement.  The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 0.75% to 1.25%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as the administrative agent or (b) the Federal Funds Rate, as defined in the agreement, plus 0.50%.  Interest is payable at the end of each interest period, and principal outstanding under the facility is payable on the maturity date.  The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.125% to 0.20%.

On October 23, 2007, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 4.33% on an aggregate notional amount of $50.0 million. This swap agreement became effective on October 23, 2007 and carries a two-year term.

Other Future Cash Requirements for Investing and Financing Activities

As of September 30, 2007, we were under contract to purchase the remaining 91 acres of land not yet acquired as part of the acquisition of the former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland; we expect to make the following additional future cash payments to the seller for (1) the acquisition of the remaining 91 acres and (2) portions of the contract price on which payment was deferred by the contract:  $1.3 million in 2007, $1.0 million in 2008 and $155,000 in 2009.  We could incur an additional cash obligation to the seller after that of up to $4.0 million; this $4.0 million cash obligation is subject to reduction by an amount ranging between $750,000 and $4.0 million, with the amount of such reduction to be determined based on defined levels of (1) job creation resulting from the future development of the property and (2) future real estate taxes generated by the property.  Following completion of this acquisition, we will be obligated to incur $7.5 million in development and construction costs for the property.  We expect to fund these acquisition and development costs using borrowings under our Revolving Credit Facility.

As previously discussed, as of September 30, 2007, we had construction activities underway on eight office properties totaling 856,000 square feet that were 43.1% pre-leased (including one property owned through a joint venture in which we have a 50% interest).  We estimate remaining costs to be incurred will total approximately $59.3 million upon completion of these properties; we expect to incur these costs through 2009.  We have $7.4 million remaining to be borrowed under construction loan facilities totaling $48.0 million for two of these properties.  We expect to fund the remaining portion of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

As of September 30, 2007, we had development activities underway on 12 new office properties estimated to total 1.3 million square feet.  We estimate that costs for these properties will total approximately $261.7 million.  As of September 30, 2007, costs incurred on these properties totaled $39.0 million and the balance is expected to be incurred from 2007 through 2009.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As of September 30, 2007, we had redevelopment activities underway on four properties totaling 740,000 square feet (three of these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $39.0 million.  We expect to fund most of these costs using borrowings under new construction loan facilities.

In September 2007, the City of Colorado Springs announced that it had selected us to be the master developer for the 272 acre site known as the Colorado Springs Mixed-Use Business Park, located at the entrance of the Colorado Springs Airport and adjacent to Peterson Air Force Base.  We are currently in the process of negotiating the long-term ground lease and development agreement with the City of Colorado Springs regarding the details of this arrangement; we expect that the terms of these agreements will be finalized by early in 2008.  We expect that this business park can support potential development of approximately 3.5 million square feet, including office, retail, industrial and flex space.  We anticipate that this project could cost approximately $800.0 million, which we expect to be funded over the next ten to twenty years.  As each parcel commences development, we expect to execute long term land leases.  For each parcel, we expect to oversee the development, construction, leasing and management and have a leasehold interest in the buildings.

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

As of October 31, 2007, the maximum principal amount on our Revolving Credit Facility was $600.0 million, with a right to further increase the maximum principal amount in the future to $800.0 million, subject to certain conditions.  As of October 31, 2007, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $251.0 million was available.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and nine months ended September 30, 2007 and 2006 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$11,431	$20,587	$24,855	$39,640
Add: Real estate-related depreciation and amortization	26,266	21,305	79,653	58,863
Add: Depreciation and amortization on unconsolidated real estate entities	166	362	503	565
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(48)	(36)	(137)	(122)
Less: Gain on sales of real estate, excluding development portion (1)	(2,789)	(15,262)	(2,778)	(17,715)
Less: Issuance costs associated with redeemable preferred shares	—	(1,829)	—	(1,829)
Funds from operations (“FFO”)	35,026	25,127	102,096	79,402
Add: Minority interests-common units in the Operating Partnership	1,351	3,509	2,424	6,072
Less: Preferred share dividends	(4,025)	(4,307)	(12,043)	(11,614)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$32,352	$24,329	$92,477	$73,860

Weighted average common shares	46,781	42,197	46,386	41,134
Conversion of weighted average common units	8,297	8,562	8,339	8,516
Weighted average common shares/units - Basic FFO	55,078	50,759	54,725	49,650
Dilutive effect of share-based compensation awards	1,005	1,649	1,180	1,785
Weighted average common shares/units - Diluted FFO	56,083	52,408	55,905	51,435

Diluted FFO per common share	$0.58	$0.46	$1.65	$1.44

Numerator for diluted EPS	$7,406	$14,451	$12,812	$26,197
Add: Minority interests-common units in the Operating Partnership	1,351	3,509	2,424	6,072
Add: Real estate-related depreciation and amortization	26,266	21,305	79,653	58,863
Add: Depreciation and amortization on unconsolidated real estate entities	166	362	503	565
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(48)	(36)	(137)	(122)
Less: Gain on sales of real estate, excluding development portion (1)	(2,789)	(15,262)	(2,778)	(17,715)
Diluted FFO	$32,352	$24,329	$92,477	$73,860

Denominator for diluted EPS	47,786	43,846	47,566	42,919
Weighted average common units	8,297	8,562	8,339	8,516
Denominator for Diluted FFO per share	56,083	52,408	55,905	51,435

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2007, 87.5% of our fixed-rate debt was scheduled to mature after 2008.  As of September 30, 2007, 20.3% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of September 30, 2007, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 12.5%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at September 30, 2007 (dollars in thousands):

	For the Periods Ended December 31,
	2007 (2)	2008 (3)	2009	2010	2011	Thereafter	Total
Long term debt:
Fixed rate (1)	$9,203	$157,626	$62,643	$74,033	$109,814	$920,626	$1,333,945
Average interest rate	5.17%	5.46%	5.31%	5.24%	5.18%	4.50%	4.87%
Variable rate	$—	$465,318	$—	$—	$—	$—	$465,318
Average interest rate	6.83%	6.85%	—	—	—	—	6.84%

(1)          Represents scheduled principal maturities only and therefore excludes a net premium of $649,000.

(2)          Our loan maturities in 2007 include a $3.8 million loan that we expect to either refinance or repay using borrowings under our Revolving Credit Facility; the balance of the 2007 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

(3)          Our loan maturities in 2008 include $84.3 million that may be extended until 2009, subject to certain conditions.  Our loan maturities in 2008 also include $327.0 million for our Revolving Credit Facility; as described above, on October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility the terms of which, among other things, changed the maturity date to September 30, 2011, with an option for us to extend by one additional year, subject to certain conditions.

The fair market value of our debt was $1.77 billion at September 30, 2007.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $53.6 million at September 30, 2007.

The following table sets forth information pertaining to our derivative contracts in place as of September 30, 2007, and their respective fair values (dollars in thousands):

					Fair Value at
	Notional	One-Month	Effective	Expiration	September 30,
Nature of Derivative	Amount	LIBOR base	Date	Date	2007
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(388)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(282)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(282)

Based on our variable-rate debt balances, our interest expense would have increased by $2.2 million in the nine months ended September 30, 2007 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended September 30, 2007, 151,400 of the Operating Partnership’s common units were exchanged for 151,400 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	November 9, 2007	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date:	November 9, 2007	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer