Form 10-K
period 2007-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2008-02-29
CIK 860546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14023

Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-2947217 (IRS Employer Identification No.)
6711 Columbia Gateway Drive, Suite 300 Columbia, MD (Address of principal executive offices)	21046 (Zip Code)

Registrant's telephone number, including area code: (443) 285-5400

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on Which Registered)
Common Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series H Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series J Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.9 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 29, 2007; for purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant's outstanding common shares of beneficial interest. At January 31, 2008, 47,383,967 of the registrant's common shares of beneficial interest, $0.01 par value, were outstanding.

          Portions of the annual shareholder report for the year ended December 31, 2007 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2008 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

  •
  environmental requirements.

        For further information on factors that could affect the company and the statements contained herein, you should refer to the section below entitled "Item 1A. Risk Factors." We undertake no obligation to update or supplement forward-looking statements.

PART I

Item 1.    Business

OUR COMPANY

        General.    We are a fully-integrated and self-managed real estate investment trust ("REIT") that focuses on the acquisition, development, ownership, management and leasing of suburban office properties in select markets and submarkets. We also focus on servicing the multi-location requirements of strategic customers and strategic industries in which tenants have specialized product requirements. Our properties are typically concentrated in large office parks located in demographically strong markets and submarkets and/or near demand drivers for strategic customers and industries. As of December 31, 2007, our investments in real estate included the following:

  •
  228 wholly owned operating properties in Maryland, Virginia, Colorado, Texas, Pennsylvania and New Jersey containing 17.8 million rentable square feet that were 92.6% occupied;

  •
  19 wholly owned office properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling 74,749 square feet that was under redevelopment;

  •
  wholly owned land parcels totaling 1,479 acres that were predominantly located near certain of our operating properties and that we believe are potentially developable into approximately 12.4 million square feet; and

  •
  partial ownership interests through joint ventures in the following:

  •
  18 operating properties containing approximately 805,796 rentable square feet that were 90.4% occupied;

  •
  one property under construction that we estimate will total 151,800 square feet upon completion and an aggregate of 471,866 square feet in three properties that were under redevelopment; and

  •
  land parcels totaling 225 acres (including 56 acres under contract) that were predominantly located near certain of our operating properties and potentially developable into approximately 2.5 million square feet.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns 100% of Corporate Office Management, Inc. ("COMI") and owns, either directly or through COMI, 100% of the following entities that provide real estate services primarily to us but also to third parties (collectively defined as the "Service Companies"): COPT Property Management Services, LLC ("CPM"), COPT Development & Construction Services, LLC ("CDC"), Corporate Development Services, LLC ("CDS") and COPT Environmental Systems, LLC ("CES").

        Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2007, we owned approximately 84.7% of the outstanding common units and approximately 95.8% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

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

        Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

        Corporate Office Properties Trust's Internet address is www.copt.com. We make available on our Internet website free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission. In addition, we have made available on our Internet website under the heading "Corporate Governance" the charters for our Board of Trustees' Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

        The Securities and Exchange Commission (the "SEC") maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This Internet website can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC's Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2007 Developments

        During 2007, we:

  •
  experienced increased revenues, operating expenses and operating income due primarily to the addition of properties through acquisition and construction activities;

  •
  finished the period with 92.6% occupancy of our wholly owned portfolio of properties;

  •
  completed, on January 9 and 10, 2007, a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition. All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor. We believe that the land parcels can support at least 2.0 million developable square feet. We completed the Nottingham Acquisition for an aggregate cost of $366.9 million. We financed the acquisition by issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the "Series K Preferred Shares") to the seller at a value of, and liquidation preference equal to, $50 per share, issuing $156.7 million in common shares of beneficial interest ("common shares") to the seller at a value of $49.57 per share, using $20.1 million from an escrow funded by proceeds from one of our property sales and using debt borrowings for the remainder;

  •
  had five newly-constructed properties totaling 568,433 square feet become fully operational (68,196 of these square feet were placed into service in 2006). We also had 48,377 square feet placed into service in one partially operational property;

  •
  sold four operating properties (including one acquired in the Nottingham Acquisition) and three parcels of land acquired in the Nottingham Acquisition for a total of $26.5 million, resulting in recognized gains before minority interest and taxes of $6.9 million (we incurred $1.1 million in income tax expense on these sales).

  •
  amended and restated the credit agreement on our Revolving Credit Facility on October 1, 2007, increasing the amount of the lenders' aggregate commitment under the facility from $500.0 million to $600.0 million with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $800.0 million, subject to certain conditions. The facility matures on September 30, 2011, and may be extended by us for a period of one year, subject to certain conditions; and

  •
  borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%, using the proceeds to repay other debt.

Subsequent Events

        Subsequent to December 31, 2007, we:

  •
  completed the formation of M Square Associates, LLC, a consolidated joint venture in which we hold a 45% equity interest, on January 29, 2008. This joint venture will own, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland (College Park, Maryland is located in the Suburban Maryland region). This joint venture had construction underway on a 118,107 square foot property within M Square Research Park;

  •
  had a 59,763 square foot property in Colorado Springs that was 100% pre-leased become fully operational on January 29, 2008; and

  •
  completed the sale of the 429 Ridge Road property in the Northern/Central New Jersey region for $17.0 million on January 31, 2008.

Corporate Objectives and Strategies

        Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. Important elements of our strategy are set forth below:

        Market Strategy.    We typically concentrate our operations in markets and submarkets where we believe that we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development programs. The attributes we look for in selecting markets and submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants, including strategic customers and strategic industries; (4) potential for growth and stability in economic down cycles; and (5) future acquisition and development opportunities. When we select a market or submarket, our strategy generally involves establishing an initial presence by acquiring properties in that market or submarket and then increasing our ownership through future acquisitions and development. We typically focus on owning and operating properties in business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

        Customer Strategy.    We focus on establishing, maintaining and expanding strategic customer relationships in multiple locations with tenants that are large, financially sound entities with significant long-term space requirements. We believe that we differentiate ourselves from our competitors through our commitment to outstanding customer service, trust and integrity. We believe that this strategy enables us to establish long-term relationships with quality tenants and enhances our ability to become the landlord of choice in our targeted markets. To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years. Given the terms of our leases, we monitor the timing of our lease maturities with the goal being that such timing should not be highly concentrated in any given one-year or five-year period.

        Industry Strategy.    As an outgrowth of our customer strategy, we also focus on strategic industries in which tenants have specialized product requirements. For example, a high concentration of our revenues is generated from tenants in the United States defense industry (comprised of the United States Government and defense contractors), predominantly in defense information technology. These tenants are particularly interested in a number of our property submarkets that are located near government installations. We also enable these tenants to benefit from our significant experience in constructing and operating secure properties and properties that meet the United States Government's Force Protection requirements. We believe that this experience coupled with our existing relationships in the United States defense industry position us well to continue and grow in this industry. We seek to reinforce and expand our relationships with current and prospective tenants in this industry, while monitoring our levels of concentration from a business risk perspective.

        Tenant Service Strategy.    Another outgrowth of our customer service strategy is our tenant service strategy, in which we seek to capitalize on our geographic focus and critical mass of properties in our core regions by providing high level, comprehensive services to our tenants. We conduct most of our tenant services activities through our subsidiary service companies. We believe that providing quality services is an integral part of our goal to achieve consistently high levels of tenant satisfaction and retention and, again, position ourselves as a landlord of choice.

        Acquisition Strategies.    We pursue the acquisition of suburban office properties through a three-part acquisition strategy. This strategy includes targeting: (1) entity acquisitions of significant portfolios along with their management to establish prominent ownership positions in new neighboring regions and enhance our management infrastructure; (2) portfolio purchases to enhance our existing submarket positions as well as enter selective new neighboring regions; and (3) opportunistic acquisitions of individual properties in our existing regions. We also pursue acquisition opportunities for properties that meet the multi-location requirements of our strategic customers and strategic industries. We typically seek to make acquisitions at attractive yields and below replacement cost. We also often seek to increase cash flow and enhance the underlying value of acquisitions through repositioning the properties and capitalizing on existing below market leases and expansion opportunities.

        Property Development Strategies.    We balance our acquisition program through selective development and expansion of suburban office properties as market conditions and leasing opportunities support favorable risk-adjusted returns. We generally develop sites that are located near our existing properties. We believe that developing such sites enhances our ability to effectively meet tenant needs and efficiently provide critical tenant services. We also develop sites acquired in other locations in order to meet the multi-location requirements of our strategic customers and strategic industries.

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

Financing Policy

        Our financing policy is aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions in the most cost-effective manner. Key components of our policy are set forth below:

  •
  monitoring levels of debt relative to our overall capital structure;

  •
  monitoring the relationship of certain measures of earnings to certain financing cost requirements; these relationships are known as coverage ratios. One coverage ratio on which our financing policy focuses is our fixed charge coverage ratio (defined as various measures of results of operations divided by the sum of (1) interest expense on continuing and discontinued operations; (2) dividends on preferred shares; and (3) distributions on preferred units in our Operating Partnership not owned by us). Coverage ratios such as the fixed charge coverage ratio are important to us in evaluating whether our operations are sufficient to satisfy the cash flow requirements of our debt and equity holders, including minority interest holders;

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

  •
  using units in our Operating Partnership as an equity source to finance our investing activities; this strategy provides prospective property sellers the ability to defer taxable gains by receiving our partnership units in lieu of cash and reduces the need for us to access the equity and debt markets; and

  •
  reducing our equity investment requirements in certain properties through the use of joint venture structures.

Debt

        For information relating to future maturities of our debt, you should refer to the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," as well as Note 9 to our Consolidated Financial Statements and notes thereto, which is located in a separate section at the end of this report beginning on page F-1.

Industry Segments

        We operate in one primary industry: suburban office real estate. At December 31, 2007, our suburban office real estate operations had nine primary geographical segments, as set forth below:

  •
  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

  •
  Northern Virginia (defined as Fairfax County, Virginia);

  •
  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick);

  •
  St. Mary's & King George Counties (located in Maryland and Virginia, respectively);

  •
  Suburban Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford)("Suburban Baltimore");

  •
  Colorado Springs, Colorado ("Colorado Springs");

  •
  San Antonio, Texas ("San Antonio");

  •
  Greater Philadelphia, Pennsylvania ("Greater Philadelphia"); and

  •
  Northern/Central New Jersey (as of December 31, 2007, all of our properties in this segment were located in Central New Jersey).

        As of December 31, 2007, 138 of our wholly owned properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 64 were located in neighboring Suburban Baltimore. At December 31, 2007, we also owned 13 wholly owned properties in Colorado Springs and two in San Antonio. In addition, we owned eight properties in total as of December 31, 2007 in the last two locations set forth above that are considered non-core to the Company. For information relating to these geographic segments, you should refer to Note 16 to our Consolidated Financial Statements, which is included in a separate section at the end of this report beginning on page F-1.

Employees

        As of December 31, 2007, we had 351 employees. We believe that our relations with our employees are good.

Competition

        The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or have more desirable locations, or the competing properties' owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

        We also compete for the purchase of commercial property with many entities, including other publicly-traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.

Item 1A.    Risk Factors

        Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of the risks and uncertainties below and all of the information in this Form 10-K and its Exhibits, including our Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, which are included in a separate section at the end of this report beginning on page F-1.

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

        In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due to economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

        Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue. As of December 31, 2007, 20 tenants accounted for 54.8% of the total annualized rental revenue of our wholly owned properties, excluding owner-occupied leasing activity, and our five largest of these tenants accounted for 35.0% of that total. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2007. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis. Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2007	Percentage of Total Annualized Rental Revenue of Wholly Owned Properties	Number of Leases
	(in thousands)
United States of America	$57,395	16.3%	62
Northrop Grumman Corporation(1)	26,199	7.4%	17
Booz Allen Hamilton, Inc.	19,568	5.5%	8
Computer Sciences Corporation(1)	11,446	3.2%	4
Unisys Corporation	8,843	2.5%	4

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

        As of December 31, 2007, the United States defense industry (comprising the United States Government and defense contractors) accounted for approximately 47.9% of the total annualized rental revenue of our wholly owned properties. Most of the 16.3% of our total annualized rental revenue that we derived from leases with agencies of the United States Government as of December 31, 2007 is included in the 47.9% of our total annualized revenue from the United States defense industry. We classify the revenue from our leases into industry groupings based solely on management's knowledge of the tenants' operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant's operations in the space leased from us is focused on providing service to the United States Government's defense department, we classify the revenue we earn from the lease as United States defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

        We have become increasingly reliant on defense industry tenants in recent years due primarily to: (1) increased activity in that industry following the events of September 11, 2001; (2) the strong presence of the industry in a number of our submarkets; and (3) our strategy to form strategic alliances with tenants in that industry. The percentage of our total annualized rental revenue derived from the defense industry could continue to increase. A reduction in government spending for defense could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

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

        Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, D.C. region and neighboring Suburban Baltimore, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2007, our properties located in the Greater Washington, D.C. region and neighboring Suburban Baltimore accounted for a combined 87.5% of our total annualized rental revenue from wholly owned properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We would suffer economic harm if we were unable to renew our leases on favorable terms.    When leases expire for our properties, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as higher capital costs than if a tenant renews. As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. Set forth below are the percentages of total annualized rental revenue from wholly owned properties as of December 31, 2007 that are subject to scheduled lease expirations in each of the next five years:

2008	11.2%
2009	14.3%
2010	13.3%
2011	8.7%
2012	14.7%

        Most of the leases with our largest tenant, the United States Government, which account for 16.3% of our total annualized rental revenue in wholly owned properties at December 31, 2007, provide for consecutive one-year terms or provide for early termination rights. All of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights. We report the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable.

        We may not be able to compete successfully with other entities that operate in our industry.    The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition and development goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may have newer or more desirable locations, or the competing properties' owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants in properties that we own, could have an adverse effect on our financial performance and distributions to our shareholders.

        We may be unable to successfully execute our plans to acquire existing commercial real estate properties.    We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and that such acquisitions will fail to perform as expected. The failure of our acquisitions to perform as expected could adversely affect our financial performance and our ability to make distributions to our shareholders.

        We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.    We expect to pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably. If this occurs, it could adversely affect our financial performance and our ability to make distributions to our shareholders.

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

        Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult to reposition them for alternative use.    Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As a result, in the event we needed to reposition such data center space to being office or industrial rental space, major renovations and expenditures would be required in order for us to prepare the space for re-lease or for us to sell to a buyer for use other than as data center space.

        We may suffer economic harm as a result of the actions of our joint venture partners.    We invest in certain entities in which we are not the exclusive investor or principal decision maker. As of December 31, 2007, we owned 17 fully operational properties and four properties under construction or redevelopment, and control land for future development, through joint ventures. We also continue to pursue new investments in real estate through joint ventures. Aside from our inability to unilaterally control the operations of joint ventures, our investments in joint ventures entail the additional risks that (1) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties' share of additional capital requirements and (2) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so.    Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are depressed. Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller's consent. Due to all of these factors, we may be unable to sell a property at an advantageous time.

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

        We may be subject to increased costs of insurance and limitations on coverage regarding acts of terrorism.    Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2008. These policies include coverage for acts of terrorism. Future changes in the insurance industry's risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

        We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.    We have in the past operated with slightly higher debt levels than other REITs. Operating with higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn. The majority of our properties are either collateralized or identified by us to support repayment on indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur. As of December 31, 2007, our total outstanding debt was $1.8 billion and our debt to total assets (defined as (1) the sum of mortgage and other loans and exchangeable senior notes divided by (2) total assets) was 62.3%.

        Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT. We are also subject to the risks that:

  •
  we may not be able to refinance our existing indebtedness or refinance on terms as favorable as the terms of our existing indebtedness;

  •
  under the terms of our Revolving Credit Facility, in the event of a default on its terms by us, that our Operating Partnership could be restricted from making cash distributions to us, which could result in reduced distributions to our shareholders or the need for us to incur additional debt to fund these distributions; and

  •
  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

        Some of our debt is secured by not just one property but, rather, a group of properties. Some of our debt is cross-defaulted, which means that failure to pay interest or principal on a loan above a threshold value will create a default on certain of our other loans. In addition, some of our debt that is cross-defaulted also contains cross-collateralization provisions. Any foreclosure of our properties would result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders. In addition, in certain circumstances, if we are in default and the value of the properties securing a loan is less than the loan balance, we may be required to pay the resulting shortfall to the lender using other assets.

        As of December 31, 2007, 19.1% of our total debt had variable interest rates, including the effect of interest rate swaps. If short-term interest rates were to rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to our shareholders. We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and, in the event we decided to unwind such agreements, could result in us recognizing a loss and remitting a payment.

        We must refinance our debt in the future. As of December 31, 2007, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount(1)
	(in thousands)
2008	$297,120	(2)
2009	62,643
2010	74,033
2011	470,814	(3)
2012	42,200

    (1)
    Represents principal maturities only and therefore excludes premiums and discounts.

    (2)
    Includes maturities totaling $84.6 million that may be extended for a one-year period, subject to certain conditions, although we only expect to extend $40.6 million of this amount.

    (3)
    Includes maturities totaling $361.0 million that may be extended for a one-year period, subject to certain conditions.

        Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings or new equity issuances. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the date when our debt matures, we would default on our existing debt, which would have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

  •
  our ability to compete;

  •
  our costs of compliance with environmental and other laws;

  •
  our corporate overhead levels;

  •
  our amount of uninsured losses; and

  •
  our decision to reinvest in operations rather than distribute available cash.

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

        Our Board of Trustees is divided into three classes of Trustees, which could delay a change of control.    Our Declaration of Trust divides our Board of Trustees into three classes. The term of one class of the Trustees expires each year, at which time a successor class is elected for a term ending at the third succeeding annual meeting of shareholders. Such staggered terms make it more difficult for a third party to acquire control of us. On November 19, 2007, the Board of Trustees approved an amendment to the Declaration of Trust, subject to shareholder approval at the annual meeting of shareholders to be held on May 22, 2008, to eliminate the separate classes of Trustees and, instead, have all Trustees elected at each annual meeting of shareholders; if approved by the shareholders, all Trustees would be subject to re-election for a one-year term at the annual meeting of shareholders to be held in May 2009.

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

        We have certain distribution requirements that reduce cash available for other business purposes.    As a REIT, we must distribute at least 90% of our annual taxable income (excluding capital gains), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds to meet the 90% distribution requirement. We may also become subject to tax liabilities that adversely affect our operating cash flow and available cash for distribution to shareholders.

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

        Generally, REITs are tax-advantaged relative to C corporations because they generally are not subject to corporate-level Federal income tax on income that they distribute to shareholders. However, Congress made changes to the tax laws and regulations that could make it less advantageous for investors to invest in REITs. The Jobs and Growth Tax Relief Reconciliation Act of 2003, or the 2003 Act, provides that generally for taxable years beginning after December 31, 2002 and before December 31, 2008, certain dividends received by domestic individual shareholders from certain C corporations are subject to a reduced rate of tax of up to 15%. Prior to the 2003 Act, such dividends received by domestic individual shareholders were generally subject to tax at ordinary income rates, which were as high as 38.6%. In general, the provisions of the 2003 Act do not benefit individual shareholders of REITs and could make an investment in a C corporation that is not a REIT more attractive than an investment in a REIT.

        The average daily trading volume of our common shares during the year ended December 31, 2007 was approximately 453,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant. As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

        Our ability to pay dividends may be limited, and we cannot assure you that we will be able to pay dividends regularly.    Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on any series of preferred shares will depend almost entirely on payments and dividends received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Additionally, the terms of some of the debt to which our Operating Partnership is a party limit its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods. Furthermore, any new shares of beneficial interest issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares of beneficial interest that may in the future be issued to finance acquisitions, upon exercise of options or otherwise, would have a similar effect.

        Our ability to pay dividends is further limited by the requirements of Maryland law.    Our ability to pay dividends on any series of preferred shares is further limited by the laws of Maryland. Under applicable Maryland law, a Maryland REIT may not make a distribution if, after giving effect to the distribution, the REIT would not be able to pay its debts as the debts become due in the usual course of business, or the REIT's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on any series of preferred shares if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred shares then outstanding, if any, with preferences senior to those of any such series of preferred shares.

        We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares.    Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2007, we had $1.8 billion of consolidated indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

        We are dependent on external sources of capital for future growth.    As noted above, because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders. Due to this requirement, we will not be able to fund our acquisition, construction and development activities using cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. Such capital may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management's flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders' interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

        Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.    Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, continue to create uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice is evolving over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. In addition, it has become more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our Trustees, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Trustees and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The following table provides certain information about our wholly owned office properties as of December 31, 2007:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
Baltimore/Washington Corridor:
2730 Hercules Road Annapolis Junction, MD	BWI Airport	1990	240,336	100.0%	$5,719,779	$23.80
304 Sentinel Drive Annapolis Junction, MD	BWI Airport	2005	162,498	100.0%	4,462,970	27.46
306 Sentinel Drive Annapolis Junction, MD	BWI Airport	2006	157,896	100.0%	4,317,201	27.34
2720 Technology Drive Annapolis Junction, MD	BWI Airport	2004	156,730	100.0%	7,016,377	44.77
2711 Technology Drive Annapolis Junction, MD	BWI Airport	2002	152,000	100.0%	4,353,608	28.64
320 Sentinel Way Annapolis Junction, MD	BWI Airport	2007	125,681	100.0%	3,160,877	25.15
318 Sentinel Way Annapolis Junction, MD	BWI Airport	2005	125,681	100.0%	3,159,856	25.14
322 Sentinel Way Annapolis Junction, MD	BWI Airport	2006	125,568	100.0%	3,023,364	24.08
140 National Business Parkway Annapolis Junction, MD	BWI Airport	2003	119,904	100.0%	3,683,231	30.72
132 National Business Parkway Annapolis Junction, MD	BWI Airport	2000	118,598	100.0%	3,231,822	27.25
2721 Technology Drive Annapolis Junction, MD	BWI Airport	2000	118,093	100.0%	3,390,056	28.71
2701 Technology Drive Annapolis Junction, MD	BWI Airport	2001	117,450	100.0%	3,579,456	30.48
1306 Concourse Drive Linthicum, MD	BWI Airport	1990	114,046	94.8%	2,586,891	23.92
870-880 Elkridge Landing Road Linthicum, MD	BWI Airport	1981	105,151	100.0%	2,287,214	21.75
2691 Technology Drive Annapolis Junction, MD	BWI Airport	2005	103,683	100.0%	2,750,721	26.53
1304 Concourse Drive Linthicum, MD	BWI Airport	2002	101,710	76.7%	2,031,932	26.05
900 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	97,261	91.5%	2,199,342	24.71
1199 Winterson Road Linthicum, MD	BWI Airport	1988	96,636	100.0%	2,454,431	25.40
920 Elkridge Landing Road Linthicum, MD	BWI Airport	1982	96,566	100.0%	1,762,329	18.25
134 National Business Parkway Annapolis Junction, MD	BWI Airport	1999	93,482	100.0%	2,571,315	27.51
135 National Business Parkway Annapolis Junction, MD	BWI Airport	1998	87,655	100.0%	2,491,462	28.42
133 National Business Parkway Annapolis Junction, MD	BWI Airport	1997	87,401	66.3%	1,676,398	28.92
141 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	87,247	97.5%	2,172,909	25.54
1302 Concourse Drive Linthicum, MD	BWI Airport	1996	84,406	73.1%	1,500,457	24.31
7467 Ridge Road Hanover, MD	BWI Airport	1990	74,326	100.0%	1,773,426	23.86

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
7240 Parkway Drive Hanover, MD	BWI Airport	1985	73,970	76.3%	1,275,642	22.60
881 Elkridge Landing Road Linthicum, MD	BWI Airport	1986	73,572	100.0%	1,686,270	22.92
1099 Winterson Road Linthicum, MD	BWI Airport	1988	70,569	27.9%	460,109	23.39
1190 Winterson Road Linthicum, MD	BWI Airport	1987	69,127	83.6%	1,591,007	27.52
131 National Business Parkway Annapolis Junction, MD	BWI Airport	1990	69,039	90.5%	1,737,422	27.80
849 International Drive Linthicum, MD	BWI Airport	1988	68,758	78.1%	1,383,777	25.78
911 Elkridge Landing Road Linthicum, MD	BWI Airport	1985	68,296	100.0%	1,463,145	21.42
1201 Winterson Road Linthicum, MD	BWI Airport	1985	67,903	100.0%	1,018,545	15.00
999 Corporate Boulevard Linthicum, MD	BWI Airport	2000	67,455	91.8%	1,863,299	30.09
7272 Park Circle Drive Hanover, MD	BWI Airport	1991/1996	59,397	74.4%	964,031	21.83
7318 Parkway Drive Hanover, MD	BWI Airport	1984	59,204	100.0%	1,131,240	19.11
891 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	58,454	97.4%	1,245,500	21.89
7320 Parkway Drive Hanover, MD	BWI Airport	1983	58,453	95.9%	893,054	15.94
901 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	57,593	100.0%	1,236,781	21.47
930 International Drive Linthicum, MD	BWI Airport	1986	57,409	40.5%	459,038	19.73
800 International Drive Linthicum, MD	BWI Airport	1988	57,379	100.0%	1,192,555	20.78
900 International Drive Linthicum, MD	BWI Airport	1986	57,140	100.0%	893,897	15.64
921 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	54,175	100.0%	1,083,500	20.00
939 Elkridge Landing Road Linthicum, MD	BWI Airport	1983	53,031	92.3%	1,156,356	23.61
938 Elkridge Landing Road Linthicum, MD	BWI Airport	1984	52,988	100.0%	1,244,390	23.48
302 Sentinel Drive Annapolis Junction, MD	BWI Airport	2007	48,377	100.0%	1,745,545	36.08
1340 Ashton Road Hanover, MD	BWI Airport	1989	46,400	100.0%	994,434	21.43
1334 Ashton Road Hanover, MD	BWI Airport	1989	37,565	36.7%	258,159	18.72
1331 Ashton Road Hanover, MD	BWI Airport	1989	29,153	100.0%	610,632	20.95
5522 Research Park Drive Catonsville, MD	BWI Airport	2007	23,500	100.0%	599,250	25.50
1350 Dorsey Road Hanover, MD	BWI Airport	1989	19,992	52.9%	187,923	17.77
1344 Ashton Road Hanover, MD	BWI Airport	1989	17,062	100.0%	453,664	26.59
1341 Ashton Road Hanover, MD	BWI Airport	1989	15,841	100.0%	300,103	18.94

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
1343 Ashton Road Hanover, MD	BWI Airport	1989	9,962	100.0%	202,484	20.33
114 National Business Parkway Annapolis Junction, MD	BWI Airport	2002	9,908	100.0%	210,523	21.25
1348 Ashton Road Hanover, MD	BWI Airport	1988	3,108	100.0%	74,856	24.08
7125 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1973/1999	611,379	97.5%	8,247,531	13.84
Old Annapolis Road Columbia, MD	Howard County Perimeter	1974/1985	171,436	100.0%	5,306,078	30.95
7200 Riverwood Drive Columbia, MD	Howard County Perimeter	1986	160,000	100.0%	3,516,124	21.98
7000 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	145,806	100.0%	1,539,347	10.56
6731 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2002	123,911	84.8%	2,768,112	26.35
6711 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2006/2007	123,410	83.1%	2,710,744	26.44
6940 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	109,003	73.9%	1,941,628	24.11
6950 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1998	107,778	100.0%	2,364,513	21.94
8621 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2005/2006	86,032	96.1%	1,672,423	20.23
7067 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2001	82,953	41.0%	748,110	22.00
6750 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	78,460	64.5%	1,270,882	25.12
6700 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	74,859	91.8%	1,609,776	23.43
6740 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1992	63,480	100.0%	1,561,837	24.60
7160 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	62,084	86.7%	1,131,734	21.03
7015 Albert Einstein Drive Columbia, MD	Howard County Perimeter	1999	61,203	100.0%	906,700	14.81
8671 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	56,350	100.0%	1,066,614	18.93
6716 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1990	52,005	74.9%	884,281	22.70
8661 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	49,307	100.0%	857,364	17.39
9020 Mendenhall Court Columbia, MD	Howard County Perimeter	1982/2005	49,259	82.4%	509,208	12.54
7130 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1989	46,840	99.2%	764,439	16.45
7142 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1994	45,951	0.0%	—	—
9140 Guilford Road Columbia, MD	Howard County Perimeter	1983	41,704	72.7%	553,930	18.28
7150 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	41,382	100.0%	661,518	15.99
9720 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	40,004	84.8%	503,905	14.85
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	39,203	100.0%	831,809	21.22

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
7065 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	38,560	100.0%	869,579	22.55
9740 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	38,292	100.0%	390,958	10.21
7138 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	38,225	100.0%	821,278	21.49
9160 Guilford Road Columbia, MD	Howard County Perimeter	1984	37,034	100.0%	745,983	20.14
7063 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	36,813	100.0%	824,102	22.39
6760 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1991	36,440	96.3%	810,647	23.10
7150 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1991	35,812	100.0%	646,989	18.07
9700 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	31,261	81.4%	551,740	21.69
9730 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	30,986	100.0%	448,791	14.48
7061 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	29,910	100.0%	633,445	21.18
7170 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	29,162	87.9%	465,828	18.18
6724 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	28,420	100.0%	704,234	24.78
7134 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	21,991	100.0%	396,899	18.05
9150 Guilford Drive Columbia, MD	Howard County Perimeter	1984	18,592	100.0%	367,941	19.79
10280 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	16,796	100.0%	249,544	14.86
10270 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	16,686	100.0%	242,830	14.55
9710 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	15,229	100.0%	317,357	20.84
9130 Guilford Drive Columbia, MD	Howard County Perimeter	1984	13,700	100.0%	263,734	19.25
10290 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	10,890	60.4%	102,629	15.59
2500 Riva Road Annapolis Junction, MD	Annapolis	2000	155,000	100.0%	2,089,800	13.48

Subtotal/Average			7,668,383	92.6%	$162,847,470	$22.94

Suburban Maryland:
11800 Tech Road Silver Spring, MD	North Silver Spring	1969/1989	228,179	100.0%	$4,033,725	$17.68
400 Professional Drive Gaithersburg, MD	Gaithersburg	2000	129,311	100.0%	3,785,763	29.28
110 Thomas Johnson Drive Frederick, MD	Frederick	1987/1999	117,803	87.1%	2,508,702	24.45
45 West Gude Drive Rockville, MD	Rockville	1987	108,588	100.0%	2,135,904	19.67
15 West Gude Drive Rockville, MD	Rockville	1986	106,694	100.0%	2,506,625	23.49

Subtotal/Average			690,575	97.8%	$14,970,719	$22.17

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
Suburban Baltimore:
11311 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1984/1994	212,691	52.0%	$2,541,792	$23.00
10150 York Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1985	178,286	100.0%	3,407,468	19.11
9690 Deereco Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1988	134,167	100.0%	3,391,213	25.28
200 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1987	128,658	56.9%	1,729,796	23.64
375 W. Padonia Road Timonium, MD	Hunt Valley/Rte 83 Corridor	1986	110,328	91.5%	1,631,943	16.17
226 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1980	98,640	100.0%	2,219,102	22.50
201 International Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1982	78,634	79.7%	1,543,079	24.63
11011 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1974	56,512	54.5%	515,191	16.73
216 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1988/2001	36,003	89.4%	656,811	20.40
222 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1978/1997	28,003	93.1%	546,709	20.97
224 Schilling Circle Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1978/1997	27,372	96.7%	484,681	18.31
11101 McCormick Road Hunt Valley, MD	Hunt Valley/Rte 83 Corridor	1976	24,232	88.4%	428,668	20.01
7210 Ambassador Road Woodlawn, MD	Baltimore County Westside	1972	83,435	100.0%	899,161	10.78
7152 Windsor Boulevard Woodlawn, MD	Baltimore County Westside	1986	57,855	100.0%	818,814	14.15
21 Governor's Court Woodlawn, MD	Baltimore County Westside	1981/1995	56,063	64.6%	615,935	17.01
7125 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	50,488	100.0%	935,564	18.53
7253 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	38,930	100.0%	517,197	13.29
7104 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	30,257	100.0%	511,693	16.91
17 Governor's Court Woodlawn, MD	Baltimore County Westside	1981	14,619	100.0%	256,355	17.54
15 Governor's Court Woodlawn, MD	Baltimore County Westside	1981	14,568	100.0%	213,725	14.67
7127 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	11,144	64.9%	130,230	18.00
7129 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	11,075	100.0%	171,663	15.50
7108 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	9,018	47.1%	81,517	19.21
7102 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,879	100.0%	169,282	19.07
7106 Ambassador Road Woodlawn, MD	Baltimore County Westside	1988	8,820	100.0%	162,077	18.38
7131 Ambassador Road Woodlawn, MD	Baltimore County Westside	1985	7,453	100.0%	128,931	17.30
502 Washington Avenue Towson, MD	Towson	1984	91,188	90.9%	1,731,588	20.89
102 West Pennsylvania Avenue Towson, MD	Towson	1968/2001	49,497	85.1%	797,253	18.92

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
100 West Pennsylvania Avenue Towson, MD	Towson	1952/1989	18,451	34.5%	107,748	16.91
109-111 Allegheny Avenue Towson, MD	Towson	1971	18,431	100.0%	244,885	13.29
10001 Franklin Square Drive White Marsh, MD	White Marsh	1997	216,000	83.7%	1,475,910	8.16
8140 Corporate Drive White Marsh, MD	White Marsh	2003	75,687	85.6%	1,575,287	24.32
8110 Corporate Drive White Marsh, MD	White Marsh	2001	75,687	100.0%	1,571,524	20.76
8031 Corporate Drive White Marsh, MD	White Marsh	1988/2004	66,000	100.0%	1,005,010	15.23
7941-7949 Corporate Drive White Marsh, MD	White Marsh	1996	57,600	100.0%	589,722	10.24
9910 Franklin Square Drive White Marsh, MD	White Marsh	2005	56,271	100.0%	1,073,023	19.07
8020 Corporate Drive White Marsh, MD	White Marsh	1997	51,600	100.0%	834,741	16.18
8094 Sandpiper Circle White Marsh, MD	White Marsh	1998	50,812	100.0%	979,868	19.28
4979 Mercantile Road White Marsh, MD	White Marsh	1985	50,498	100.0%	662,607	13.12
4940 Campbell Boulevard White Marsh, MD	White Marsh	1990	49,813	90.6%	966,910	21.43
8098 Sandpiper Circle White Marsh, MD	White Marsh	1998	47,680	100.0%	761,422	15.97
4969 Mercantile Road White Marsh, MD	White Marsh	1983	47,574	100.0%	740,651	15.57
8114 Sandpiper Circle White Marsh, MD	White Marsh	1986	45,399	87.1%	966,522	24.45
5020 Campbell Boulevard White Marsh, MD	White Marsh	1986/1988	44,701	76.0%	469,755	13.82
9920 Franklin Square Drive White Marsh, MD	White Marsh	2006	44,566	23.6%	248,958	23.69
8007 Corporate Drive White Marsh, MD	White Marsh	1995	43,197	85.0%	646,849	17.62
9930 Franklin Square Drive White Marsh, MD	White Marsh	2001	39,750	100.0%	770,327	19.38
8010 Corporate Drive White Marsh, MD	White Marsh	1998	39,351	57.0%	435,495	19.41
8013 Corporate Drive White Marsh, MD	White Marsh	1990	38,618	0.0%	—	—
8615 Ridgely's Choice Drive White Marsh, MD	White Marsh	2005	37,797	52.3%	383,971	19.42
5325 Nottingham Ridge Road White Marsh, MD	White Marsh	2002	37,322	75.5%	559,322	19.85
9900 Franklin Square Drive White Marsh, MD	White Marsh	1999	33,912	100.0%	624,525	18.42
5024 Campbell Boulevard White Marsh, MD	White Marsh	1986/1988	33,858	100.0%	483,234	14.27
9940 Franklin Square Drive White Marsh, MD	White Marsh	2000	33,134	63.5%	325,654	15.48
5026 Campbell Boulevard White Marsh, MD	White Marsh	1986/1988	30,868	73.6%	425,472	18.72
7939 Honeygo Boulevard White Marsh, MD	White Marsh	1984	28,081	100.0%	610,650	21.75

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
8133 Perry Hall Boulevard White Marsh, MD	White Marsh	1988	27,803	94.9%	518,194	19.64
5022 Campbell Boulevard White Marsh, MD	White Marsh	1986/1988	27,601	73.6%	299,812	14.76
8019 Corporate Drive White Marsh, MD	White Marsh	1990	25,461	100.0%	444,641	17.46
8029 Corporate Drive White Marsh, MD	White Marsh	1988/2004	25,000	100.0%	387,548	15.50
7923 Honeygo Boulevard White Marsh, MD	White Marsh	1985	24,053	100.0%	473,343	19.68
8003 Corporate Drive White Marsh, MD	White Marsh	1999	18,327	100.0%	345,209	18.84
8015 Corporate Drive White Marsh, MD	White Marsh	1990	16,610	100.0%	281,699	16.96
8023 Corporate Drive White Marsh, MD	White Marsh	1990	9,486	100.0%	147,087	15.51

Subtotal/Average			3,243,814	84.8%	$49,675,013	$18.06

Greater Philadelphia:
753 Jolly Road Blue Bell, PA	Blue Bell	1960/92-94	419,472	100.0%	$4,189,907	$9.99
785 Jolly Road Blue Bell, PA	Blue Bell	1970/1996	219,065	100.0%	2,515,223	11.48
760 Jolly Road Blue Bell, PA	Blue Bell	1974/1994	208,854	100.0%	3,068,118	14.69
751 Jolly Road Blue Bell, PA	Blue Bell	1966/1991	112,958	100.0%	1,128,284	9.99

Subtotal/Average			960,349	100.0%	$10,901,532	$11.35

Central New Jersey:
431 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1958/1998	171,200	100.0%	$1,959,932	$11.45
429 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1966/1996	142,385	21.1%	741,216	24.65
47 Commerce Cranbury, NJ	Exit 8A—Cranbury	1992/1998	41,398	100.0%	547,600	13.23
437 Ridge Road Dayton, NJ	Exit 8A—Cranbury	1962/1996	30,000	100.0%	291,300	9.71

Subtotal/Average			384,983	70.8%	$3,540,048	$12.98

Northern Virginia:
15000 Conference Center Drive Chantilly, VA	Dulles South	1989	470,406	99.8%	$11,083,480	$23.61
15010 Conference Center Drive Chantilly, VA	Dulles South	2006	223,610	100.0%	5,994,549	26.81
15059 Conference Center Drive Chantilly, VA	Dulles South	2000	145,192	100.0%	4,408,801	30.37
15049 Conference Center Drive Chantilly, VA	Dulles South	1997	145,053	100.0%	4,202,340	28.97
14900 Conference Center Drive Chantilly, VA	Dulles South	1999	127,115	81.3%	2,818,381	27.27
14280 Park Meadow Drive Chantilly, VA	Dulles South	1999	114,126	100.0%	3,266,499	28.62
4851 Stonecroft Boulevard Chantilly, VA	Dulles South	2004	88,094	100.0%	2,664,207	30.24

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
14850 Conference Center Drive Chantilly, VA	Dulles South	2000	69,711	100.0%	2,168,704	31.11
14840 Conference Center Drive Chantilly, VA	Dulles South	2000	69,710	100.0%	1,962,922	28.16
13200 Woodland Park Drive Herndon, VA	Herndon	2002	404,665	100.0%	11,279,746	27.87
13454 Sunrise Valley Road Herndon, VA	Herndon	1998	112,633	100.0%	2,744,755	24.37
13450 Sunrise Valley Road Herndon, VA	Herndon	1998	53,728	98.6%	1,270,169	23.98
1751 Pinnacle Drive McLean, VA	Tysons Corner	1989/1995	260,469	96.5%	8,205,927	32.65
1753 Pinnacle Drive McLean, VA	Tysons Corner	1976/2004	181,637	100.0%	6,399,128	35.23

Subtotal/Average			2,466,149	98.6%	$68,469,608	$28.16

St. Mary's & King George Counties:
22309 Exploration Drive Lexington Park, MD	St. Mary's County	1984/1997	98,860	100.0%	$1,442,239	$14.59
46579 Expedition Drive Lexington Park, MD	St. Mary's County	2002	61,156	87.3%	1,155,492	21.65
22289 Exploration Drive Lexington Park, MD	St. Mary's County	2000	61,059	94.9%	1,151,274	19.86
46591 Expedition Drive Lexington Park, MD	St. Mary's County	2005/2006	60,029	44.6%	537,242	20.05
44425 Pecan Court California, MD	St. Mary's County	1997	59,055	76.3%	878,010	19.48
22299 Exploration Drive Lexington Park, MD	St. Mary's County	1998	58,231	100.0%	1,313,856	22.56
44408 Pecan Court California, MD	St. Mary's County	1986	50,532	100.0%	585,573	11.59
23535 Cottonwood Parkway California, MD	St. Mary's County	1984	46,656	100.0%	527,349	11.30
22300 Exploration Drive Lexington Park, MD	St. Mary's County	1997	44,830	100.0%	697,884	15.57
44417 Pecan Court California, MD	St. Mary's County	1989	29,053	100.0%	278,900	9.60
44414 Pecan Court California, MD	St. Mary's County	1986	25,444	100.0%	243,557	9.57
44420 Pecan Court California, MD	St. Mary's County	1989	25,200	100.0%	173,148	6.87
16480 Commerce Drive Dahlgren, VA	King George County	2000	70,728	100.0%	1,239,066	17.52
16541 Commerce Drive King George, VA	King George County	1996	36,053	100.0%	523,144	14.51
16539 Commerce Drive King George, VA	King George County	1990	32,076	70.9%	335,736	14.76
16442 Commerce Drive Dahlgren, VA	King George County	2002	25,518	100.0%	508,464	19.93
16501 Commerce Drive Dahlgren, VA	King George County	2002	22,833	100.0%	519,304	22.74
16543 Commerce Drive Dahlgren, VA	King George County	2002	17,370	87.0%	374,150	24.75

Subtotal/Average			824,683	91.6%	$12,484,388	$16.54

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Revenue per Occupied Square Foot(2)(3)
8611 Military Drive	San Antonio	1982/1985	468,994	100.0%	$7,231,868	$15.42
San Antonio, TX
Colorado Springs:
985 Space Center Drive Colorado Springs, CO	Colorado Springs East	1989	102,717	98.9%	$2,119,195	$20.86
1670 North Newport Road Colorado Springs, CO	Colorado Springs East	1986/1987	67,500	100.0%	1,428,696	21.17
745 Space Center Drive Colorado Springs, CO	Colorado Springs East	2006	51,500	100.0%	1,231,055	23.90
1915 Aerotech Drive Colorado Springs, CO	Colorado Springs East	1985	37,946	85.8%	554,635	17.03
1925 Aerotech Drive Colorado Springs, CO	Colorado Springs East	1985	37,946	100.0%	690,300	18.19
980 Technology Court Colorado Springs, CO	Colorado Springs East	1995	33,190	100.0%	561,343	16.91
525 Babcock Road Colorado Springs, CO	Colorado Springs East	1967	14,000	100.0%	130,194	9.30
9950 Federal Drive Colorado Springs, CO	I-25 North Corridor	2001	66,222	83.6%	663,691	11.99
9960 Federal Drive Colorado Springs, CO	I-25 North Corridor	2001	46,948	100.0%	844,841	18.00
9965 Federal Drive Colorado Springs, CO	I-25 North Corridor	1983/2007	41,120	100.0%	624,084	15.18
5775 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1984	109,678	100.0%	1,673,613	15.26
5725 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1984	108,976	100.0%	2,050,233	18.81
5755 Mark Dabling Boulevard Colorado Springs, CO	Colorado Springs Northwest	1989	105,210	90.4%	1,689,478	17.76

Subtotal/Average			822,953	96.7%	$14,261,358	$17.93

Other:
11751 Meadowville Lane Chester, VA	Richmond Southwest	2007	193,000	100.0%	$5,133,615	$26.60
201 Technology Park Drive Lebanon, VA	Southwest Virginia	2007	102,842	100.0%	3,014,657	29.31
607 Lakeside Drive Cascade, MD	Fort Ritchie	1990/2007	4,904	100.0%	78,464	16.00

Subtotal/Average			300,746	100.0%	$8,226,736	$27.35

Total/Average			17,831,629	92.6%	$352,608,740	$21.36

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2007.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2007 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is the property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2007.

        The following table provides certain information about our wholly owned properties that are under construction, development and redevelopment as of December 31, 2007:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/ Committed
Under Construction
Baltimore/Washington Corridor:
302 Sentinel Drive (302 NBP) Annapolis Junction, MD	BWI Airport	157,146	51.33%
5520 Research Park Drive (UMBC) Baltimore, MD	BWI Airport	110,400	0.00%
1362 Mellon Road Hanover, MD	BWI Airport	44,134	0.00%

Subtotal/Average		311,680	25.88%

Colorado Springs:
655 Space Center Drive (Patriot Park 6) Colorado Springs, CO	Colorado Springs East	103,970	72.14%
1055 North Newport Road Colorado Springs, CO	Colorado Springs East	59,763	100.00%
9945 Federal Drive (Hybrid I) Colorado Springs, CO	I-25 North Corridor	73,940	0.00%
9925 Federal Drive (Hybrid II) Colorado Springs, CO	I-25 North Corridor	53,845	0.00%

Subtotal/Average		291,518	46.23%

San Antonio:
8611 Military Drive, Building HI San Antonio, TX	San Antonio	52,352	100.00%
8611 Military Drive, Building C San Antonio, TX	San Antonio	38,255	100.00%

Subtotal/Average		90,607	100.00%

Total Under Construction		693,805	44.11%

Under Development
Baltimore/Washington Corridor:
300 Sentinel Drive (300 NBP) Annapolis Junction, MD	BWI Airport	190,000	N/A
324 Sentinel Drive (324 NBP) Annapolis Junction, MD	BWI Airport	125,000	N/A
6721 Columbia Gateway Drive Columbia, MD	Howard Co. Perimeter	125,000	N/A
Riverwood I & II Columbia, MD	Howard Co. Perimeter	70,000	N/A

Subtotal/Average		510,000	N/A

Suburban Maryland:
110 Thomas Johnson Drive, Bldg #2 Frederick, MD	Frederick	85,000	N/A

Suburban Baltimore:
8130 Corporate Drive White Marsh, MD	White Marsh	125,000	N/A
Northgate Business Park (Lot A) Aberdeen, MD	Harford County	80,000	N/A

Subtotal/Average		205,000	N/A

St. Mary's & King George Counties:
16444 Commerce Drive Dahlgren, VA	King George County	57,000	N/A

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/ Committed
Colorado Springs:
10807 New Allegiance Drive (Epic One) Colorado Springs, Colorado	I-25 North Corridor	145,723	N/A
565 Space Center Drive (Patriot Park 7) Colorado Springs, Colorado	Colorado Springs East	89,773	N/A

Subtotal/Average		235,496	N/A

Total Under Development		1,092,496	N/A

Under Redevelopment
Colorado Springs:
9965 Federal Drive Colorado Springs, CO	I-25 North Corridor	74,749	100.00%

Total Under Redevelopment		74,749	100.00%

        The following table provides certain information about our wholly owned developable land holdings not under construction or development as of December 31, 2007:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
National Business Park (Phase III) Annapolis Junction, MD	BWI Airport	194	1,125,000
National Business Park (Phase II) Annapolis Junction, MD	BWI Airport	30	730,165
1460 Dorsey Road Hanover, MD	BWI Airport	6	60,000
940 Elkridge Landing Road (AS 7) Linthicum, MD	BWI Airport	3	53,941
1243 Winterson Road (AS 22) Linthicum, MD	BWI Airport	2	30,000
Columbia Gateway Parcel T-11 Columbia, MD	Howard Co. Perimeter	14	220,000
7125 Columbia Gateway Drive Columbia, MD	Howard Co. Perimeter	5	120,000

Subtotal		254	2,339,106

Northern Virginia:
Westfields Corporate Center Chantilly, VA	Dulles South	32	674,200
Westfields Corporate Center Chantilly, VA	Dulles South	17	377,300
Westfields Corporate Center Chantilly, VA	Dulles South	19	246,800
Woodland Park Herndon, VA	Herndon	5	225,000

Subtotal		73	1,523,300

Land Location	Submarket	Acres	Estimated Developable Square Feet
Suburban Maryland:
110 Thomas Johnson Drive Frederick, MD	Frederick	3	85,000
Rockville Corporate Center Rockville, MD	Rockville	10	220,000

Subtotal		13	305,000

Suburban Baltimore:
White Marsh White Marsh, MD	White Marsh	145	1,567,000
37 Allegheny Avenue(1) Towson, MD	Towson	—	40,000
Northgate Business Park Aberdeen, MD	Harford County	51	720,000

Subtotal		196	2,327,000

St. Mary's & King George Counties:
Dahlgren Technology Center Dahlgren, MD	King George County	32	65,000
Expedition Park Lexington Park, MD	St. Mary's County	6	60,000

Subtotal		38	125,000

Colorado Springs:
InterQuest Colorado Springs, CO	I-25 North Corridor	111	1,626,492
9965 Federal Drive Colorado Springs, CO	I-25 North Corridor	4	30,000
Patriot Park Colorado Springs, CO	Colorado Springs East	71	770,000
Aerotech Commerce Colorado Springs, CO	Colorado Springs East	6	90,000

Subtotal		192	2,516,492

San Antonio:
San Antonio San Antonio, TX	San Antonio	31	375,000
San Antonio San Antonio, TX	San Antonio	27	350,000

Subtotal		58	725,000

Greater Philadelphia:
Unisys Campus Blue Bell, PA	Blue Bell	45	600,000

Northern/Central New Jersey:
Princeton Technology Center Cranbury, NJ	Exit 8A—Cranbury	19	250,000

Other:
Fort Ritchie(2) Cascade, MD	Cascade, MD	591	1,700,000

Total Land		1,479	12,410,898

(1)
This property contains 0.3 of an acre.

(2)
The Fort Ritchie acquisition includes 301,134 square feet of existing office space targeted for future development (of which 3,014 square feet were leased as of December 31, 2007) and 110 existing usable residential units.

        The following table provides certain information about our office properties owned through joint ventures as of December 31, 2007:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Suburban Maryland:
4230 Forbes Boulevard Prince Georges, MD	Lanham	2003	55,866	76.2%	$671,487	$15.78

Northern Virginia:
2900 Towerview Road(4) Herndon, VA	Route 28 South	1982	78,171	100.0%	$1,005,389	$12.86

Greater Harrisburg, Pennsylvania:
2605 Interstate Drive Harrisburg, PA	East Shore	1990	79,456	100.0%	$1,451,661	$18.27
6345 Flank Drive Harrisburg, PA	East Shore	1989	69,443	88.5%	856,251	13.93
6340 Flank Drive Harrisburg, PA	East Shore	1988	68,200	100.0%	785,559	11.52
2601 Market Place Harrisburg, PA	East Shore	1989	65,411	87.1%	1,077,893	18.92
6400 Flank Drive Harrisburg, PA	East Shore	1992	52,439	77.8%	577,743	14.17
6360 Flank Drive Harrisburg, PA	East Shore	1988	46,500	86.0%	525,349	13.14
6385 Flank Drive Harrisburg, PA	East Shore	1995	32,921	20.6%	93,070	13.75
6380 Flank Drive Harrisburg, PA	East Shore	1991	32,668	100.0%	457,072	13.99
6405 Flank Drive Harrisburg, PA	East Shore	1991	32,000	100.0%	401,634	12.55
95 Shannon Road Harrisburg, PA	East Shore	1999	21,976	100.0%	394,919	17.97
75 Shannon Road Harrisburg, PA	East Shore	1999	20,887	100.0%	416,917	19.96
6375 Flank Drive Harrisburg, PA	East Shore	2000	19,783	100.0%	347,398	17.56
85 Shannon Road Harrisburg, PA	East Shore	1999	12,863	100.0%	231,154	17.97
5035 Ritter Road Mechanicsburg, PA	West Shore	1988	56,556	100.0%	908,500	16.06
5070 Ritter Road—Building A Mechanicsburg, PA	West Shore	1989	32,309	89.6%	407,249	14.06
5070 Ritter Road—Building B Mechanicsburg, PA	West Shore	1989	28,347	100.0%	409,525	14.45

Subtotal/Average			671,759	90.5%	$9,341,894	$15.37

Total/Average			805,796	90.4%	$11,018,770	$15.13

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2007.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2007 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)
Annualized rental revenue per occupied square foot is the property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2007.

(4)
This property totals 137,037 square feet, of which 58,866 is under redevelopment at December 31, 2007.

        The following table provides certain information about our office properties owned through joint ventures that were under construction or redevelopment as of December 31, 2007:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/Committed
Under Construction
Baltimore/Washington Corridor:
7740 Milestone Parkway Hanover, MD	BWI Airport	151,800	0.00%

Total Under Construction		151,800	0.00%

Under Redevelopment
Baltimore/Washington Corridor:
7468 Candlewood Road Hanover, MD	BWI Airport	356,000	0.00%

Northern Virginia:
2900 Towerview Road(1) Herndon, VA	Route 28 South	58,866	0.00%
13849 Park Center Road Herndon, VA	Route 28 South	57,000	N/A(2)

Subtotal/Average		115,866	0.00%

Total Under Redevelopment		471,866	0.00%

    (1)
    This property totals 137,037 square feet, of which 78,171 is operational at December 31, 2007.

    (2)
    As of December 31, 2007, we were under contract to sell 40,182 square feet in this property in 2008 and expect to complete the sale of the remaining square feet in 2008.

        The following table provides certain information about our developable land holdings owned through joint ventures that were not under construction or redevelopment as of December 31, 2007:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
Arundel Preserve Hanover, MD	BWI Airport	56	1,648,200
Other:
Indian Head Charles County, MD	Charles County MD	169	827,250

Total Land		225	2,475,450

Lease Expirations

        The following table provides a summary schedule of the lease expirations for leases in place for our wholly owned properties as of December 31, 2007, assuming that none of the tenants exercise renewal options:

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases(2)	Percentage of Total Annualized Rental Revenue Expiring(2)	Total Annualized Rental Revenue of Expiring Leases per Occupied Square Foot
	(in thousands)
2008	184	1,936,220	11.7%	$39,323	11.2%	$20.31
2009	163	2,969,784	18.0%	50,387	14.3%	16.97
2010	160	2,056,484	12.5%	46,978	13.3%	22.84
2011	125	1,534,448	9.3%	30,644	8.7%	19.97
2012	126	2,447,463	14.8%	51,997	14.7%	21.25
2013	39	992,272	6.0%	22,824	6.5%	23.00
2014	27	727,776	4.4%	20,769	5.9%	28.54
2015	28	1,298,810	7.9%	30,784	8.7%	23.70
2016	20	485,182	2.9%	12,054	3.4%	24.84
2017	29	740,028	4.5%	18,595	5.3%	25.13
2018	5	333,455	2.0%	8,566	2.4%	25.69
2019	2	38,292	0.2%	391	0.1%	10.21
2020	—	—	0.0%	—	0.0%	0.00
2021	1	104,695	0.6%	2,454	0.7%	23.44
2022	2	295,842	1.8%	8,148	2.3%	27.54
2023	—	—	0.0%	—	0.0%	0.00
2024	—	—	0.0%	—	0.0%	0.00
2025	2	468,994	2.9%	7,232	2.1%	15.42
Other(3)	22	80,222	0.5%	1,463	0.4%	18.24

Total/Weighted Average	935	16,509,967	100.0%	$352,609	100.0%	$21.36

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2007 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

(3)
Other consists primarily of amenities, including cafeterias, concierge offices and property management space. In addition, month-to-month leases and leases that have expired but the tenant remains in holdover are included in this line item as the exact expiration date is unknown.

Item 3.    Legal Proceedings

        Jim Lemon and Robin Biser, as plaintiffs, initiated a suit on May 12, 2005, in The United States District Court for the District of Columbia (Case No. 1:05CV00949), against The Secretary of the

United States Army, PenMar Development Corporation ("PMDC") and the Company, as defendants, in connection with the then pending acquisition by the Company of the former army base known as Fort Ritchie located in Cascade, Washington County, Maryland. The case was dismissed by the United States District Court on September 28, 2006, due to the plaintiffs' lack of standing. The plaintiffs filed an appeal in the case in the United States Court of Appeals for the District of Columbia Circuit and the Court of Appeals reversed the findings of the District Court and remanded the case to the District Court for further proceedings. The plaintiffs were unsuccessful in their request for an emergency injunction pending appeal. The Company acquired from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006 and the remaining 91 acres on November 29, 2007.

        We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

        Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "OFC." The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range
			Dividends Per Share
	Low	High
2006
First Quarter	$34.91	$46.12	$0.280
Second Quarter	$37.32	$45.74	$0.280
Third Quarter	$40.65	$47.54	$0.310
Fourth Quarter	$44.21	$51.45	$0.310

	Price Range
			Dividends Per Share
	Low	High
2007
First Quarter	$44.85	$56.45	$0.310
Second Quarter	$40.47	$48.81	$0.310
Third Quarter	$35.21	$44.63	$0.340
Fourth Quarter	$30.81	$45.39	$0.340

        The number of holders of record of our common shares was 401 as of December 31, 2007. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

        We will pay future dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends in the future will be dependent upon: (i) the income and cash flow generated from our operations; (ii) cash generated or used by our financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements, as well as limitations imposed by state law and the agreements governing any future indebtedness.

Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended December 31, 2007, 1,200 of the Operating Partnership's common units were exchanged for 1,200 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

        The graph and the table set forth below assume $100 was invested on December 31, 2002 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts ("NAREIT"):

	Value at
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Corporate Office Properties Trust	$100.00	$157.63	$228.82	$286.84	$418.15	$269.75
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
NAREIT All Equity REIT Index	100.00	137.13	180.44	202.38	273.34	230.45

Item 6.    Selected Financial Data

        The following table sets forth summary financial data as of and for each of the years ended December 31, 2003 through 2007. The table illustrates the significant growth our Company experienced over the periods reported. Most of this growth, particularly pertaining to revenues, operating income and total assets, was attributable to our addition of properties through acquisition and development activities. We financed most of the acquisition and development activities by incurring debt and issuing preferred and common equity, as indicated by the growth in our interest expense, preferred share dividends and weighted average common shares outstanding. The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio. Since this information is only a summary, you should refer to our Consolidated Financial Statements and notes thereto and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)

	2007	2006	2005	2004	2003
Revenues
Revenues from real estate operations(1)	$368,949	$293,578	$236,809	$199,501	$159,767
Construction contract and other service operations revenues	41,225	60,084	79,234	28,903	31,740

Total revenues	410,174	353,662	316,043	228,404	191,507

Expenses
Property operating expenses(1)	123,282	92,907	70,337	57,888	46,513
Depreciation and other amortization associated with real estate operations(1)	106,331	78,054	60,427	48,708	34,019
Construction contract and other service operations expenses	39,793	57,345	77,287	26,996	30,933
General and administrative expenses	20,523	16,936	13,533	10,938	7,893

Total operating expenses	289,929	245,242	221,584	144,530	119,358

Operating income	120,245	108,420	94,459	83,874	72,149
Interest expense and amortization of deferred financing costs(1)	(85,708)	(73,107)	(56,135)	(43,843)	(40,662)
Gain on sale of non-real estate investment	1,033	—	—	—	—

Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	35,570	35,313	38,324	40,031	31,487
Equity in loss of unconsolidated entities	(224)	(92)	(88)	(88)	(98)
Income tax (expense) benefit	(569)	(887)	(668)	(795)	169

Income from continuing operations before minority interests	34,777	34,334	37,568	39,148	31,558
Minority interests in income from continuing operations(1)	(3,398)	(3,826)	(4,901)	(5,029)	(5,776)

Income from continuing operations	31,379	30,508	32,667	34,119	25,782
Income from discontinued operations, net of minority interests(1)(2)	1,845	17,987	6,096	3,026	4,759
Gain (loss) on sales of real estate, net(1)(3)	1,560	732	268	(113)	336

Net income	34,784	49,227	39,031	37,032	30,877
Preferred share dividends	(16,068)	(15,404)	(14,615)	(16,329)	(12,003)
Issuance costs associated with redeemed preferred shares(4)	—	(3,896)	—	(1,813)	—
Repurchase of preferred units in excess of recorded book value(5)	—	—	—	—	(11,224)

Net income available to common shareholders	$18,716	$29,927	$24,416	$18,890	$7,650

	2007	2006	2005	2004	2003
Basic earnings per common share
Income from continuing operations	$0.36	$0.29	$0.49	$0.48	$0.11
Net income available to common shareholders	$0.40	$0.72	$0.65	$0.57	$0.29
Diluted earnings per common share
Income from continuing operations	$0.35	$0.28	$0.47	$0.45	$0.10
Net income available to common shareholders	$0.39	$0.69	$0.63	$0.54	$0.27
Weighted average common shares outstanding—basic	46,527	41,463	37,371	33,173	26,659
Weighted average common shares outstanding—diluted	47,630	43,262	38,997	34,982	28,021
Balance Sheet Data (as of year end):
Investment in real estate	$2,603,472	$2,111,310	$1,888,106	$1,544,501	$1,189,258
Total assets	$2,931,853	$2,419,601	$2,129,759	$1,732,026	$1,332,076
Debt	$1,825,842	$1,498,537	$1,348,351	$1,022,688	$738,698
Total liabilities	$1,979,116	$1,629,111	$1,442,036	$1,111,224	$801,899
Minority interests	$130,095	$116,187	$105,210	$98,878	$79,796
Shareholders' equity	$822,642	$674,303	$582,513	$521,924	$450,381
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$137,701	$113,151	$95,944	$84,494	$67,783
Investing activities	$(327,714)	$(253,834)	$(420,301)	$(268,720)	$(172,949)
Financing activities	$206,728	$137,822	$321,320	$188,566	$108,656
Numerator for diluted EPS	$18,716	$29,927	$24,416	$18,911	$7,650
Diluted funds from operations(6)	$125,309	$98,937	$88,801	$76,248	$61,268
Diluted funds from operations per share(6)	$2.24	$1.91	$1.86	$1.74	$1.56
Cash dividends declared per common share	$1.30	$1.18	$1.07	$0.98	$0.91
Property Data (as of year end):
Number of properties owned(1)(7)	228	170	165	143	118
Total rentable square feet owned(1)(7)	17,832	15,050	13,708	11,765	9,876

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders' equity.

(2)
Reflects income derived from one operating real estate property that we sold in 2003, three operating real estate properties that we sold in 2005, seven operating real estate properties we sold in 2006, four operating real estate properties we sold in 2007 and one operating real estate property that we were under contract to sell as of December 31, 2007 that we classified as held for sale (see Note 18 to our Consolidated Financial Statements).

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

(6)
For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled "Funds from Operations" within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7)
Amounts reported reflect only wholly owned properties.

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

Overview

        We are a real estate investment trust ("REIT") that focuses on the acquisition, development, ownership, management and leasing of suburban office properties in select markets and submarkets. We also focus on servicing the multi-location requirements of strategic customers and strategic industries in which tenants have specialized product requirements. Our properties are typically concentrated in large office parks located in demographically strong markets and submarkets where we believe we can achieve critical mass, operating synergies and key competitive advantages, including attracting high quality tenants and securing acquisition and development opportunities, and/or located near demand drivers for strategic customers and industries. As of December 31, 2007, our investments in real estate included the following:

  •
  228 wholly owned operating properties totaling 17.8 million square feet;

  •
  19 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling 74,749 square feet that was under redevelopment;

  •
  wholly owned land parcels totaling 1,479 acres that we believe are potentially developable into approximately 12.4 million square feet; and

  •
  partial ownership interests in a number of other real estate projects in operations, under construction or redevelopment or held for future development.

        REITs were created by the United States Congress in order to provide large numbers of investors with the ability to make investments into entities that own large scale commercial real estate. One unique aspect of a REIT is that the entity typically does not pay corporate income tax, provided that the entity distributes 100% of its taxable income to its shareholders and meets a number of other specific requirements of the Internal Revenue Code of 1986, as amended (it is noteworthy that REITs are required to distribute a minimum of only 90% of taxable income to maintain their tax status as a REIT, although any differential between the 90% and 100% would be taxable). Most of our revenues relating to our real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of: (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) financing costs, such as interest and loan costs; and (3) depreciation and amortization associated with our operating properties.

        Of the 228 wholly owned operating properties in our portfolio, 213 were located in the Mid-Atlantic region of the United States. Our primary regions as of December 31, 2007 are set forth below:

  •
  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

  •
  Northern Virginia (defined as Fairfax County, Virginia);

  •
  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick);

  •
  St. Mary's & King George Counties (located in Maryland and Virginia, respectively);

  •
  Suburban Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford)("Suburban Baltimore");

  •
  Colorado Springs, Colorado ("Colorado Springs");

  •
  San Antonio, Texas ("San Antonio");

  •
  Greater Philadelphia, Pennsylvania ("Greater Philadelphia"); and

  •
  Northern/Central New Jersey (as of December 31, 2007, all of our properties in this segment were located in Central New Jersey).

        As of December 31, 2007, 138 of our properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 64 were located in neighboring Suburban Baltimore. At December 31, 2007, we also owned 13 wholly owned properties in Colorado Springs and two in San Antonio. In addition, we owned eight properties in total as of December 31, 2007 in the last two locations set forth above that are considered non-core to the Company. The most significant change in our geographical concentration in 2007 occurred as a result of our completion of the Nottingham Acquisition (discussed below), which approximately doubled our concentration in the Suburban Baltimore region. We discuss further the geographic concentrations of our property ownership in the section below entitled "Concentration of Operations."

        Part of our strategy for operations and growth focuses on establishing, maintaining and expanding strategic customer relationships in multiple locations to make us the landlord of choice for such customers. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. Our largest tenants are also heavily concentrated with the United States defense industry, with such tenants predominantly concentrated in the area of defense information technology. Several noteworthy statistics that demonstrate our tenant and industry concentrations are set forth below:

Percentage of Annualized Rental Revenue(1) of Wholly Owned Properties at December 31, 2007
Largest tenant, United States Government	16.3%
Five largest tenants	35.0%
Twenty largest tenants	54.8%
Tenants in the United States defense industry	47.9%

    (1)
    Defined below in the section entitled "Concentration of Operations."

We discuss further our lease concentrations in the section below entitled "Concentration of Operations."

        In order to maximize the revenue potential of our properties, we try to maintain high levels of occupancy; as a result, we consider occupancy rates to be an important measure of the productivity of our properties. One way that we attempt to maximize occupancy rates is by renewing a high percentage of our existing tenants; accordingly, tenant renewal rates are important to us in monitoring our leasing activities and tenant relationships. In managing the effect of our leasing activities on our financial position and future operating performance stability, we also monitor the timing of our lease maturities with the objective that the timing of such maturities not be highly concentrated in a given one-year or five-year period. The table below sets forth certain occupancy and leasing information as of or for the year ended December 31, 2007 for our portfolio of wholly owned properties:

Occupancy	92.6%
Renewal rate of square footage for scheduled lease expirations during year	69.1%
Average contractual annual rental rate per square foot(1)	$21.36
Weighted average lease term (in years)(2)	5.0

    (1)
    Includes estimated expense reimbursements.

    (2)
    See assumption relating to our United States Government leases in the section entitled "Results of Operations," in the subsection entitled "Occupancy and Leasing."

We discuss further in the section below entitled "Results of Operations," in the subsection entitled "Occupancy and Leasing."

        Achieving optimal performance from our properties is highly important to us. We evaluate the performance of our properties by focusing on changes in revenues from real estate operations (comprised of (1) rental revenue and (2) tenant recoveries and other real estate operations revenue) and property operating expenses. However, since we have experienced significant growth in a number of operating properties, assessing performance from our growth in revenues from real estate operations and property operating expenses without further analysis of the components of such growth can be misleading. Therefore, we evaluate (1) changes in revenues from real estate operations and property operating expenses attributable to property additions separately from (2) the changes attributable to properties that were owned and 100% operational throughout any two periods being compared (properties that we collectively refer to as the Same-Office Properties). During 2007, we:

  •
  experienced significant growth from 2006 in revenues from real estate operations and property operating expenses due primarily to the addition of properties through acquisition and construction activities since January 1, 2006;

  •
  had a $9.3 million, or 3.4%, increase in revenues from the Same-Office Properties compared to 2006 due primarily to a 2.1% increase in rental revenue and an 11.9% increase in operating expense reimbursements at such properties; and

  •
  had a $6.9 million, or 7.8%, increase in property operating expenses from the Same-Office Properties compared to 2006 due in large part to increased utilities, snow removal costs, real estate taxes and certain other repairs and maintenance expenses.

We discuss these changes further in the section below entitled "Results of Operations," in the subsection entitled "Revenues from Real Estate Operations and Property Operating Expenses."

        In addition to owning real estate properties, we provide real estate-related services that include: (1) property management; (2) construction and development management; and (3) heating and air conditioning services and controls. The gross revenue and costs associated with these services generally bear little relationship to the level of our activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of such revenues and expenses to evaluate the performance of our service operations. For 2007, the operating margins of our service operations decreased $1.3 million compared to 2006 due primarily to: (1) a slow down in activity on certain third party constructions jobs; and (2) a decrease in third party work for heating and air conditioning controls and plumbing services. These operations are discussed further in the section below entitled "Results of Operations," in the subsection entitled "Construction Contract and Other Service Revenue and Expenses."

        Our 2007 net income available to common shareholders decreased 37.5% and our diluted earnings per share decreased 43.5% compared to 2006. We discuss significant factors contributing to these changes within subsections of the section below entitled "Results of Operations."

        The investment portion of our growth strategy focuses primarily on two activities: acquisitions and property development. These activities typically target suburban office properties in our existing geographic regions, neighboring regions or new regions meeting our investment criteria, but they may also target other properties that meet the multi-location requirements of our strategic customers and strategic industries. Since we take an opportunistic yet disciplined approach to our investment activities, the volume of these activities and allocation between acquisitions versus development naturally change from year to year. Highlights of our 2007 acquisition and development activities are set forth below:

  •
  we acquired 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres in a series of transactions that we refer to collectively as the Nottingham Acquisition for an aggregate cost of $366.9 million. All of the acquired properties are located in Maryland with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor. We believe that the land parcels can support at least 2.0 million developable square feet;

  •
  we acquired the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs that we believe can support approximately 1.9 million developable square feet of office space for $13.6 million;

  •
  we acquired a 56-acre parcel of land located in Aberdeen, Maryland that we believe can support up to 800,000 developable square feet for $10.5 million (Aberdeen, Maryland is located in our Suburban Baltimore region). The property is located adjacent to Aberdeen Proving Ground, which is a United States Government installation;

  •
  we had five newly constructed properties totaling 568,433 square feet become fully operational (68,196 of these square feet were placed into service in 2006). We also had 48,377 square feet placed into service in one partially operational property;

  •
  we had 10 properties under construction (nine wholly owned), 10 properties under development (all wholly owned) and four properties under redevelopment (one wholly owned) at December 31, 2007; and

  •
  we had land parcels totaling 1,704 acres (of which 1,479 acres were wholly owned) that were potentially developable into 14.9 million square feet (of which 12.4 million square feet pertained to wholly owned acres).

        While we generally do not acquire properties with the intent of selling them, we do sell properties from time to time when we believe that most of the earnings growth potential in those properties have been realized, or determine that the property no longer fits within our strategic plans due to its type and/or location. During 2007, we sold four operating properties totaling 128,000 square feet (including two from one of our non-core regions and one acquired in the Nottingham Acquisition) and three parcels of land acquired in the Nottingham Acquisition totaling approximately 16 acres and developable into approximately 230,000 square feet for a total of $26.5 million, resulting in recognized gains before minority interest and taxes on gain on sale of real estate totaling $6.9 million (we incurred $1.1 million in income tax expense on these sales due primarily to built in gains that existed for certain of these properties).

        Our financing policy is aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions in the most cost-effective manner. As part of this policy, we monitor: (1) levels of debt relative to our overall capital structure; (2) the relationship of certain measures of earnings to certain financing cost requirements (coverage ratios); (3) the relationship of our total variable-rate debt to our total debt; and (4) the timing of our debt maturities to ensure that the maximum maturities of debt in any year do not exceed a defined percentage of total assets. We also pursue opportunities, when we believe market conditions to be favorable, to: (1) reduce financing costs by refinancing existing debt or redeeming existing preferred equity; (2) issue common and preferred shares of beneficial interest ("common shares" and "preferred shares"); (3) issue equity units in our Operating Partnership; and (4) reduce our equity investment requirements in certain properties through the use of joint venture structures. Highlights of our 2007 financing activities are set forth below:

  •
  we financed a portion of the Nottingham Acquisition by issuing common shares to the seller at a value of $156.7 million, or $49.57 per share, and issuing $26.6 million in Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (the "Series K Preferred Shares") to the seller at a value of, and liquidation preference equal to, $50 per share. We also issued 262,165 common units valued at $12.1 million, in connection with the acquisition of the remaining 50% undivided interest in the 132-acre parcel of land in Colorado Springs described above;

  •
  we amended and restated the credit agreement on our Revolving Credit Facility on October 1, 2007, increasing the amount of the lenders' aggregate commitment under the facility from $500.0 million to $600.0 million, with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $800.0 million, subject to certain conditions. The facility matures on September 30, 2011, and may be extended by us for a period of one year, subject to certain conditions; and

  •
  we borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%.

        We discuss our 2007 investing and financing activities further in the section below entitled "Liquidity and Capital Resources," along with discussions of, among other things, the following:

  •
  our cash flows;

  •
  how we expect to generate cash for short and long-term capital needs;

  •
  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition;

  •
  our commitments and contingencies; and

  •
  the computation of our Funds from Operations.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 to our Consolidated Financial Statements. The following section is a summary of certain aspects of those accounting policies involving estimates and assumptions that (1) require our most difficult, subjective or complex judgments in accounting for highly uncertain matters or matters that are susceptible to change and (2) materially affect our reported operating performance or financial condition. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our Consolidated Financial Statements. While reviewing this section, you should refer to Note 2 to our Consolidated Financial Statements, including terms defined therein.

  •
  When we acquire real estate properties, we allocate the acquisition to numerous tangible and intangible components. Most of the terms in this bullet section are defined in the section of Note 2 to the Consolidated Financial Statements entitled "Acquisitions of Real Estate." Our process for determining the allocation to these components is very complex and requires many estimates and assumptions. Included among these estimates and assumptions are the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases for deemed cost avoidance; (3) leasing assumptions used in determining the lease-up value, as-if vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; (4) estimation of the property's future value in determining the as-if vacant value; (5) estimation of value attributable to market concentration premiums and tenant relationship values; and (6) allocation of the as-if vacant value between land and building. A change in any of the above key assumptions, most of which are extremely subjective, can materially change not only the presentation of acquired properties in our Consolidated Financial Statements but also reported results of operations. The allocation to different components affects the following:

  •
  the amount of the acquisition costs allocated among different categories of assets and liabilities on our balance sheet; the amount of costs assigned to individual properties in multiple property acquisitions; and the amount of costs assigned to individual tenants at the time of acquisition;

  •
  where the amortization of the components appear over time in our Consolidated Statements of Operations. Allocations to the lease to market value component are amortized into rental revenue, whereas allocations to most of the other components (the one exception being the land component of the as-if vacant value) are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

  •
  the timing over which the items are recognized as revenue or expense in our Consolidated Statements of Operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to lease to market value, deemed cost avoidance, lease-up value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants' leases are terminated early, any unamortized amounts remaining associated with those tenants are generally expensed upon termination. These differences in timing can materially affect our reported results of operations. In addition, we establish lives for lease-up value and tenant relationship value based on our estimates of how long we expect the respective tenants to remain in the properties; establishing these lives requires estimates and assumptions that are very subjective.

  •
  When events or circumstances indicate that a property may be impaired, we perform an undiscounted cash flow analysis. We consider an asset to be impaired when its undiscounted expected future cash flows are less than its depreciated cost. If such an impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. We compute a real estate asset's undiscounted expected future cash flows and fair value using certain estimates and assumptions. As a result, these estimates and assumptions impact whether an impairment is deemed to have occurred and the amount of impairment loss that we recognize.

  •
  We generally use three different accounting methods to report our investments in entities: the consolidation method; the equity method; and the cost method (see Note 2 to our Consolidated Financial Statements). We generally use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), we also consolidate certain entities when control of such entities can be achieved through means other than voting rights ("variable interest entities" or "VIEs") if we are deemed to be the primary beneficiary. Generally, FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve, or are conducted on behalf of, an investor with a disproportionately small voting interest. We generally use the equity method of accounting when we own an interest in an entity and can exert significant influence over, but cannot control, the entity's operations. In making these determinations, we typically need to make subjective estimates and judgments regarding the entity's future operating performance, financial condition, future valuation and other variables that may affect the partners' share of cash flow from the entity over time. We also need to estimate the probability of different scenarios taking place over time and project the effect that each of those scenarios would have on variables affecting the partners' cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our Consolidated Financial Statements.

  •
  We issue options to purchase common shares ("options") and restricted common shares ("restricted shares") to many of our employees. Prior to January 1, 2006, very little expense was required to be recognized in our financial statements for options under GAAP. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost should then be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). We compute the grant date fair value of options using the Black-Scholes option-pricing model, which requires the following input assumptions: risk-free interest rate; expected life; expected volatility; and expected dividend yield. SFAS 123(R) also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of our options and restricted shares are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The input assumptions used under the Black-Scholes option-pricing model and the estimates used in deriving the forfeiture rates for options and restricted common shares are subjective and require a fair amount of judgment. As a result, these estimates and assumptions can affect the amount of expense that we recognize in our Consolidated Financial Statements for options and restricted shares.

Concentration of Operations

        One measure that we refer to in various sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K is annualized rental revenue. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

  Geographic Concentration of Property Operations

        Our market strategy is to concentrate our operations in select markets and submarkets where we believe we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development programs. A result of this strategy is that our property positions and operations are highly concentrated in a small number of geographic regions. The table below sets forth the regional allocation of our annualized rental revenue as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Wholly Owned Properties as of December 31,			Number of Wholly Owned Properties as of December 31,
Region
	2007	2006	2005	2007	2006	2005
Baltimore/Washington Corridor	46.2%	51.2%	47.8%	101	87	82
Northern Virginia	19.4%	20.5%	21.5%	14	14	13
Suburban Baltimore	14.1%	7.5%	10.1%	64	23	25
Suburban Maryland	4.3%	4.1%	5.2%	5	5	7
Colorado Springs	4.0%	4.2%	1.7%	13	11	5
St. Mary's and King George Counties	3.5%	4.2%	4.3%	18	18	18
Greater Philadelphia	3.1%	3.7%	4.0%	4	4	4
San Antonio	2.1%	2.4%	1.5%	2	2	2
Northern/Central New Jersey	1.0%	2.2%	3.9%	4	6	9
Other	2.3%	N/A	N/A	3	N/A	N/A

	100.0%	100.0%	100.0%	228	170	165

        The most significant change in the regional allocation from December 31, 2006 to December 31, 2007 occurred as a result of the Nottingham Acquisition which, due to the large number of properties located in Suburban Baltimore, significantly increased that region's allocation and had a decreasing effect on the other regions, although the resulting decrease in the Baltimore/Washington Corridor was offset slightly by the effects in that region of (1) the properties acquired in that region in the Nottingham Acquisition and (2) newly-constructed properties placed into service in 2007. The most significant changes in the regional allocation from December 31, 2005 to December 31, 2006 occurred as a result of property acquisitions in the Baltimore/Washington Corridor and Colorado Springs and the sale of properties in Suburban Baltimore and Suburban Maryland. It is also noteworthy that our allocation in Northern/Central New Jersey has decreased over the last two years due primarily to our sale of properties in that region.

        As of December 31, 2007, we had construction underway on four wholly owned properties in Colorado Springs, three wholly owned properties in the Baltimore/Washington Corridor and two wholly owned properties in San Antonio; we expect that these properties will be completed and begin generating rental revenue between 2008 and 2009. We also have redevelopment activities underway on one wholly owned property in Colorado Springs that we expect to be completed and to begin generating rental revenue between 2008 and 2009.

  Concentration of Leases With Certain Tenants

        Our customer strategy focuses on establishing, maintaining and expanding strategic customer relationships in multiple locations. A result of this strategy is that the source of our revenue is highly concentrated with certain tenants. The following schedule lists our 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Wholly Owned Properties for 20 Largest Tenants as of December 31,
Tenant
	2007	2006	2005
United States Government	16.3%	16.3%	15.2%
Northrop Grumman Corporation(1)	7.4%	4.2%	4.5%
Booz Allen Hamilton, Inc.	5.6%	6.9%	5.0%
Computer Sciences Corporation(1)	3.2%	3.8%	4.1%
Unisys Corporation(2)	2.5%	3.0%	3.1%
L-3 Communications Holdings, Inc.(1)	2.5%	3.0%	3.4%
General Dynamics Corporation	2.1%	2.4%	2.6%
The Aerospace Corporation	1.9%	2.1%	2.2%
Wachovia Corporation(1)	1.9%	2.1%	2.1%
Comcast Corporation	1.7%	N/A	N/A
AT&T Corporation(1)	1.7%	3.0%	2.7%
The Boeing Company(1)	1.2%	1.4%	1.6%
ITT Corporation(1)	1.1%	0.8%	N/A
Ciena Corporation	1.0%	1.2%	1.3%
Science Applications International Corporation	0.9%	1.1%	N/A
BAE Systems PLC(1)	0.8%	1.0%	N/A
Johns Hopkins University	0.8%	N/A	1.0%
Merck & Co., Inc.(2)	0.8%	0.8%	0.9%
Magellan Health Services, Inc.	0.7%	1.0%	1.1%
Wyle Laboratories, Inc.	0.7%	0.8%	0.9%
Lockheed Martin Corporation	N/A	1.0%	1.0%
Harris Corporation	N/A	0.8%	N/A
VeriSign, Inc.	N/A	N/A	1.3%
PricewaterhouseCoopers LLP	N/A	N/A	1.0%
Carefirst, Inc. and Subsidiaries(1)	N/A	N/A	0.9%

Subtotal of 20 largest tenants	54.8%	56.7%	55.9%
All remaining tenants	45.2%	43.3%	44.1%

Total	100.0%	100.0%	100.0%

    (1)
    Includes affiliated organizations and agencies and predecessor companies.

    (2)
    Unisys Corporation ("Unisys") subleases space to Merck and Co., Inc. ("Merck"); revenue from this subleased space is classified as Merck revenue.

        Most of the changes in our tenant concentration over the last two years occurred as a result of development, acquisition and leasing activities. From a development perspective in 2007, we had

548,614 square feet in newly-constructed properties become operational, of which 295,842 square feet were leased to Northrop Grumman Corporation and 166,179 to the United States Government. From an acquisition perspective in 2007, the Nottingham Acquisition was our only significant acquisition of properties; since none of our 20 largest tenants as of December 31, 2006 had significant leasing positions in the properties acquired in that transaction, the transaction: (1) had a decreasing effect on the level of concentration with those tenants; and (2) led to the addition of Comcast Corporation and Johns Hopkins University as being among our 20 largest tenants.

        Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

  Industry Concentration of Tenants

        Under our industry strategy, we focus on strategic industries in which tenants have specialized product requirements. A high concentration of our revenues is generated from the United States defense industry (comprised of the United States Government and defense contractors), of which substantially all is associated with defense information technology activities. These tenants are particularly interested in a number of our property markets and submarkets that are located near government installations. We also enable these tenants to benefit from our significant experience in constructing and operating secure properties and properties that meet the United States Government's Force Protection requirements. The table below sets forth the percentage of annualized rental revenue in our portfolio of wholly owned properties derived from that industry:

	Percentage of Annualized Rental Revenue of Wholly Owned Properties from Defense Industry Tenants as of December 31,
	2007	2006	2005
Total Portfolio	47.9%	54.4%	49.7%
Baltimore/Washington Corridor	65.3%	66.7%	65.7%
Northern Virginia	50.3%	54.5%	50.4%
Suburban Baltimore	5.3%	9.8%	6.8%
Suburban Maryland	11.2%	13.3%	2.2%
Colorado Springs	37.8%	39.4%	74.1%
St. Mary's and King George Counties	90.0%	89.8%	90.7%
San Antonio	100.0%	100.0%	100.0%

        With the exception of 2007, the percentage of our annualized rental revenue in our wholly owned properties derived from the United States defense industry has generally increased in recent years due in large part to the continuing expansion trend of the industry in the Greater Washington, D.C. region and, in particular, in our submarkets since the events of September 11, 2001. This percentage did decrease for the total portfolio and in the Suburban Baltimore and Baltimore/Washington Corridor regions in 2007 due primarily to the Nottingham Acquisition, since the properties included in the transaction had an insignificant number of tenants in that industry. This decreasing effect overall and in the Baltimore/Washington Corridor was offset to a certain extent by new leasing in 2007 to tenants in that industry which included, among other things, the effect of the delivery of 166,179 square feet in newly constructed properties in the Baltimore/Washington Corridor. The increase in 2006 for the total portfolio included the effect of certain properties that we acquired or constructed and placed in service in 2006 having leases with the United States Government and defense contractors.

        We classify the revenue from our leases into industry groupings based solely on our knowledge of the tenants' operations in leased space. Occasionally, classifications require subjective and complex judgments. For example, we have a tenant that is considered by many to be in the computer industry; however, since the nature of that tenant's operations in the space leased from us is focused on providing service to the United States Government's defense department, we classify the revenue we earn from the lease as United States defense industry revenue. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

        In 2007, leases commenced for two newly constructed properties totaling 295,842 square feet that will function as data centers. These properties, when added to a number of data centers already existing in our portfolio, represent a growing concentration in that industry/property type.

Results of Operations

        While reviewing this section, you should refer to the tables in the section entitled "Selected Financial Data." You should also refer to the section below entitled "Liquidity and Capital Resources" for certain factors that could negatively affect various aspects of our operations.

  Occupancy and Leasing

        The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	December 31,
	2007	2006	2005
Occupancy rates at year end
Total	92.6%	92.8%	94.0%
Baltimore/Washington Corridor	92.6%	95.1%	96.2%
Northern Virginia	98.6%	90.9%	96.4%
Suburban Baltimore	84.8%	81.1%	84.7%
Suburban Maryland	97.8%	83.2%	79.8%
Colorado Springs	96.7%	92.8%	85.8%
St. Mary's and King George Counties	91.6%	92.1%	95.4%
Greater Philadelphia	100.0%	100.0%	100.0%
San Antonio	100.0%	100.0%	100.0%
Northern/Central New Jersey	70.8%	97.2%	96.4%
Other	100.0%	N/A	N/A

Renewal rate of square footage for scheduled lease expirations during year(1)	69.1%	55.4%	66.6%

Average contractual annual rental rate per square foot at year end(2)	$21.36	$20.90	$20.28

    (1)
    Includes the effects of early renewals and early lease terminations.

    (2)
    Includes estimated expense reimbursements.

        As shown in the above table, the total year end occupancy rate for our portfolio of wholly owned properties did not change significantly from 2006 to 2007. The 2007 year end occupancy was negatively affected by the operating properties included in the Nottingham Acquisition, which were 85.7% occupied at the time the transaction was completed and 86.5% occupied at December 31, 2007. We also had a decrease in occupancy in our Northern/Central New Jersey region that was attributable primarily to a lease termination at our 429 Ridge Road property in Dayton, New Jersey (we sold the 429 Ridge Road property on January 31, 2008). However, we had a net increase in occupancy in our other properties that significantly offset the decreasing effects of the Nottingham Acquisition and the

429 Ridge Road property. The significant increase in the year end occupancy rate of our Northern Virginia region from 2006 to 2007 was attributable to two large building spaces that had leases commence in early 2007. The significant increase in the year end occupancy rate of our Suburban Maryland region from 2006 to 2007 was due primarily to significant leasing activity in two properties in that region.

        The decrease in our total year end occupancy rate from 2005 to 2006 for our portfolio of wholly owned properties reflected the adverse impact of the two large building spaces in Northern Virginia discussed above that were vacant at December 31, 2006 and leased in early 2007. The 2006 year end occupancy rates were positively impacted by acquisitions of wholly owned properties completed in 2006, with such properties carrying a weighted average occupancy rate of 95.1% at December 31, 2006.

        Our renewal rates of square footage for scheduled lease expirations decreased in 2006 but increased in 2007; the 2006 rate in particular was low in comparison to the other calendar years within the 2000 through 2007 timeframe, when the annual renewal rate ranged from 66% to 76% and averaged 70% (when excluding the 2006 calendar year). The 2006 renewal rate was adversely affected by large amounts of space in newly acquired properties that we knew were not going to be renewed when we acquired such properties, including 197,000 square feet in two properties; our renewal rates would have been in the low to mid 60% range without the effect of this space. We believe if we are successful in implementing our customer strategy that we should be able to post renewal rates that approximate our historical average in the future.

        Our average contractual annual rent per square foot increased 2.2% from December 31, 2006 to December 31, 2007 despite the fact that such rate was negatively affected by the operating properties included in the Nottingham Acquisition, the rate per square foot of which was $16.98 at December 31, 2007, or 21% below our wholly owned portfolio rate. Our average contractual annual rent per square foot increased 3.0% from December 31, 2005 to December 31, 2006 despite the fact that such rate was negatively affected by acquisitions completed during 2006, the rate per square foot of which was $14.12 at December 31, 2006, or 32% below our wholly owned portfolio rate. The year end average contractual rental rate per square foot increased from 2006 to 2007 and from 2005 to 2006 despite being negatively affected by these acquisitions due primarily to the effect of new leases entered into at a higher rate during each of those years and scheduled increases that took place at leases remaining in place. The lower average contractual annual rent per square foot on operating properties included in the Nottingham Acquisition and the acquisitions completed in 2006 can be attributed primarily to the following: (1) lower rents in geographic areas where certain of these acquisitions took place; (2) lower costs for operating expenses and tenant improvements associated with underlying leases in certain of these acquisitions; and (3) lower rents associated with lower grade space in certain of these acquisitions.

        We believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity for our overall portfolio in 2008 and 2009. Certain national key economic indicators such as employment growth, gross domestic product and housing starts, combined with turmoil in the financial markets brought about in large part in response to the sub-prime mortgage market decline, have caused disruption to the United States economy and capital markets. While we do not believe that the effects of these developments in the economy significantly impacted our 2007 leasing performance, we believe that it could impact our performance in 2008 and 2009, and possibly beyond, as we believe that there is generally a lag in time before economic developments affect the office real estate market. We do believe that our overall portfolio from a leasing and occupancy perspective may not be affected to the same extent as some of our peers in the office real estate industry due in large part to: (1) the quality of our tenant base from a credit risk perspective and our ability to retain such tenants; (2) our concentration of tenants in the United States defense industry, particularly in the area of defense information technology, the need for which we do not believe will diminish in the foreseeable future; and (3) higher than average likelihood for stability in our markets and submarkets due to their proximity to large demand drivers (such as government installations), strong demographics and attractiveness to high quality tenants. We believe that reporting by the Base Realignment and Closure Commission of the United States Congress ("BRAC"), which is charged with reallocating personnel between government installations, favors the reallocation of additional personnel to many of the regions in which our properties are located, although there is some uncertainty over the level and timing of such reallocations.

        We believe that market level occupancy rates in many of our markets may have peaked or started to decline during 2007 from a quarter to quarter trending perspective, although we believe that the occupancy rate in our properties was generally higher than the market level occupancy rate in most of our markets. In our largest geographic region concentration, the Baltimore/Washington Corridor, we are facing a higher level of competition than we have historically due to new firms entering the market with additional new space to a large extent in anticipation of the expansion brought about by the BRAC activities. In our second largest regional concentration, Northern Virginia, market level occupancy rates are trending downwards and speculative construction of additional space in the market is nearing completion and, as a result, could further decrease occupancy rates; however, we believe that we are somewhat protected in the short run in the Northern Virginia region since, with the exception of calendar year 2010 (when 20.6% of our annualized rental revenues at December 31, 2007 from that region were scheduled to expire), no more than 7.0% of the annualized rental revenues at December 31, 2007 from that region were scheduled to expire in any one calendar year between 2008 and 2013. All of our properties in the Greater Philadelphia region are concentrated under three leases with Unisys that expire in June 2009 (although Unisys subleases approximately 20% of this space to Merck), and we believe that Unisys does not intend to renew the majority of the space; we have commenced activities to re-lease this space.

        We did experience increased delays in 2007 in the leasing of certain projects under construction that were not pre-leased. These delays resulted in the delay of some square footage under construction from becoming operational and also led to our deferral of certain projects under development on which we were about to commence construction. We do believe that we need to continue to commence construction on properties that are not pre-leased to a certain extent in certain of our markets to enable us to meet the demand of tenants that require space meeting their needs in a short timeframe.

        Despite the continued uncertainty regarding our 2008 leasing outlook, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at December 31, 2007 was five years. In addition, only 11.2% of our annualized rental revenues at December 31, 2007 were from leases scheduled to expire by the end of 2008. Looking longer term, 62.2% of our annualized rental revenues on leases in place as of December 31, 2007 were from leases scheduled to expire by the end of 2012, with no more than 15% scheduled to expire in any one calendar year between 2008 and 2012.

        As noted above, most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights. We report the statistics in this manner since we manage our leasing activities using these same assumptions and believe these assumptions to be probable. Please refer to the section entitled "Liquidity and Capital Resources" where we further discuss our leases with the United States Government and the underlying risks.

        The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at December 31,
Geographic Region	Ownership Interest
		2007	2006	2005
Suburban Maryland	50.0%	76.2%	47.9%	47.9%
Northern Virginia(1)	92.5%	100.0%	100.0%	100.0%
Greater Harrisburg	20.0%	90.5%	91.2%	89.4%
Northern/Central New Jersey(2)	20.0%	N/A	N/A	80.9%

    (1)
    Excludes the effect of 115,866 unoccupied square feet undergoing redevelopment at year end.

    (2)
    The property in this geographic region was sold in July 2006.

  Revenues from Real Estate Operations and Property Operating Expenses

        We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of three main components:

  •
  changes attributable to the operations of properties owned and 100% operational throughout the two years being compared. We define these as changes from "Same-Office Properties." For example, when comparing 2006 and 2007, Same-Office Properties would be properties owned and 100% operational from January 1, 2006 through December 31, 2007. For further discussion of the concept of "operational," you should refer to the section of Note 2 of the Consolidated Financial Statements entitled "Commercial Real Estate Properties;"

  •
  changes attributable to operating properties acquired during the two years being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two years being compared. We define these as changes from "Property Additions;" and

  •
  changes attributable to properties sold during the two years being compared that are not reported as discontinued operations. We define these as changes from "Sold Properties."

        The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands). The tables and the discussion that follows in this section include results and information pertaining to properties included in continuing operations:

	Changes from 2006 to 2007
		Same-Office Properties
	Property Additions Dollar Change(1)
		Dollar Change	Percentage Change	Other Dollar Change(2)	Total
Revenues from real estate operations
Rental revenue	$56,257	$5,092	2.1%	$326	$61,675
Tenant recoveries and other real estate operations revenue	8,880	4,221	11.9%	595	13,696

Total	$65,137	$9,313	3.4%	$921	$75,371

Property operating expenses	$21,488	$6,854	7.8%	$2,033	$30,375

Straight-line rental revenue adjustments included in rental revenue	$3,574	$(1,765)	N/A	$81	$1,890

Amortization of deferred market rental revenue	$28	$372	N/A	$—	$400

Number of operating properties included in component category	76	153	N/A	—	229

(1)
Includes 62 acquired properties, 12 newly-constructed properties and two redevelopment properties placed into service.

(2)
Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes from 2005 to 2006
		Same-Office Properties
	Property Additions Dollar Change(1)			Sold Properties Dollar Change(2)
		Dollar Change	Percentage Change		Other Dollar Change(3)	Total
Revenues from real estate operations
Rental revenue	$51,645	$1,086	0.6%	$(5,586)	$(1,376)	$45,769
Tenant recoveries and other real estate operations revenue	8,232	2,933	11.4%	(1,025)	860	11,000

Total	$59,877	$4,019	1.8%	$(6,611)	$(516)	$56,769

Property operating expenses	$20,022	$5,025	7.5%	$(2,259)	$(218)	$22,570

Straight-line rental revenue adjustments included in rental revenue	$5,194	$(1,824)	N/A	$(56)	$(826)	$2,488

Amortization of deferred market rental revenue	$1,272	$27	N/A	$—	$(27)	$1,272

Number of operating properties included in component category	53	114	N/A	16	1	184

(1)
Includes 43 acquired properties and 10 newly-constructed properties.

(2)
Includes sold properties that are not reported as discontinued operations.

(3)
Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

        As the tables above indicate, our total increase in revenues from real estate operations and property operating expenses from 2006 to 2007 and from 2005 to 2006 was attributable primarily to the Property Additions. The increase from 2005 to 2006 in revenues from real estate operations associated with the Property Additions included the effect of certain of our 2005 acquisitions carrying occupancy rates that were lower than the average occupancy rate of our previously existing properties. Acquisitions in 2005 with particularly low occupancy rates upon acquisition included the following: (1) a 1.1 million square foot portfolio acquired in December 2005 that had an occupancy rate averaging approximately 80% in 2005 and 2006; (2) a 118,000 square foot property acquired in October 2005 that was 58% occupied from the date of its acquisition until December 2006; and (3) a 113,000 square foot property acquired in April 2005 that was 23% occupied from its acquisition until December 2005, when it became 100% operational. We occasionally acquire lower occupancy properties such as these for what we view to be the potential for particularly high rates of return on our investment in these properties if we are successful in stabilizing their operations.

        With regard to changes in the Same-Office Properties' revenues from real estate operations:

  •
  the increase in rental revenue from 2006 to 2007 included the following:

  •
  an increase of $6.2 million, or 2.6%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods. Included in this increase was a $5.0 million increase attributable to three properties ($3.8 million in two properties in Northern Virginia and $1.2 million in one property in the Baltimore/Washington Corridor) and a $1.8 million decrease attributable to one property in Suburban Baltimore; partially offset by

  •
  a decrease of $1.1 million, or 35.8%, in net revenue from the early termination of leases. To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations. We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

  •
  the increase in rental revenue from 2005 to 2006 included the following:

  •
  an increase of $2.7 million, or 1.4%, in rental revenue from the Same-Office Properties attributable primarily to changes in occupancy and rental rates between the two periods. Of this increase, $1.0 million was from one property in New Jersey; partially offset by

  •
  a decrease of $1.6 million, or 37.5%, in net revenue from the early termination of leases.

  •
  tenant recoveries and other revenue increased from 2006 to 2007 and from 2005 to 2006 due primarily to the increase in property operating expenses described below. While we do have some lease structures under which tenants pay for 100% of properties' operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

        With regard to changes in the Same-Office Properties' property operating expenses:

  •
  the increase in the Same-Office Properties' property operating expenses from 2006 to 2007 included the following:

  •
  an increase of $2.9 million, or 14.5%, in utilities due primarily to (1) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland and (2) our assumption of responsibility for payment of utilities at certain properties due to changes in occupancy and lease structure;

  •
  an increase of $1.6 million, or 200.2%, in snow removal due to increased snow and ice in most of our regions in 2007;

  •
  an increase of $936,000, or 5.5%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties. Included in this amount was an increase of $241,000, or 55.8%, attributable to our Colorado Springs portfolio which had a number of properties with significantly higher assessed values;

  •
  an increase of $795,000, or 17.9%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service arrangements at certain properties. The higher labor rates were attributable in part to an inflationary trend but also were due to the increased need for us to employ individuals with specialized skills who command higher rates;

  •
  an increase of $764,000, or 7.8%, in repairs and maintenance labor due primarily to: (1) an increase in labor hours due mostly to the addition of new employees to address staffing needs and increased labor requirements at certain properties with increased occupancy; and (2) higher labor rates resulting from an increase in the underlying costs for labor; and

  •
  an increase of $730,000, or 10.4%, in management fees attributable primarily to an increase in revenue billed by the properties (management fees are generally computed based on a percentage of revenue billed by properties). The increase also was attributable in part to a change in the basis for computing management fees for a number of properties in the portfolio from being based on a percentage of property operating expenses to being based on a percentage of revenue.

  •
  the increase in the Same-Office Properties' property operating expenses from 2005 to 2006 included the following:

  •
  an increase of $2.1 million, or 15.1%, in utilities due primarily to the same reasons discussed above for the change from 2006 to 2007;

  •
  an increase of $1.3 million, or 10.5%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties;

  •
  an increase of $675,000, or 9.0%, in repairs and maintenance labor due in large part to higher labor hour rates resulting from an increase in the underlying costs for labor due primarily to the reasons discussed above;

  •
  an increase of $626,000, or 7.2%, in cleaning expenses due primarily to: (1) increased rates for services at certain of our properties requiring specialized services; and (2) our assumption of responsibility for payment of such costs at certain properties due to changes in occupancy and lease structures;

  •
  an increase of $545,000, or 25.5%, in grounds maintenance due in large part to increased parking lot maintenance projects undertaken in 2006;

  •
  an increase of $384,000, or 48.6%, in electrical repair expense, $154,000 of which pertained to one property which had a large repair project take place; and

  •
  a decrease of $1.5 million, or 70.2%, in snow removal expenses resulting from less snow and ice precipitation in most of our regions in 2006.

        The $2.0 million increase in property operating expenses from 2006 to 2007 that was not attributable to Property Additions or Same-Office Properties included a $1.3 million increase associated with the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland, of which we acquired 500 acres on October 5, 2006 and 91 acres on November 29, 2007. While we had development activities underway at the Fort Ritchie project in 2007, the $1.3 million in operating expenses was associated with the portions of the project held for future lease or development.

  Construction Contract and Other Service Revenues and Expenses

        The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes from 2006 to 2007			Changes from 2005 to 2006
	Construction Contract Dollar Change	Other Service Operations Dollar Change	Total Dollar Change	Construction Contract Dollar Change	Other Service Operations Dollar Change	Total Dollar Change
Service operations
Revenues	$(15,108)	$(3,751)	$(18,859)	$(22,175)	$3,025	$(19,150)
Expenses	(14,238)	(3,314)	(17,552)	(22,573)	2,631	(19,942)

Income from service operations	$(870)	$(437)	$(1,307)	$398	$394	$792

        The gross revenues and costs associated with these services generally bear little relationship to the level of activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of service operations revenues and expenses to evaluate performance. Income from service operations decreased from 2006 to 2007 due primarily to: (1) a slow down in activity on certain third party constructions jobs; and (2) a decrease in third party work for heating and air conditioning controls and plumbing services. While we believe that the change in third party construction job activity represents normal fluctuation of activity, the decrease in third party work for heating and air conditioning controls and plumbing services was attributable to our decision in 2007 to limit the amount of these services that we provide to third parties and, instead, focus on providing these services predominantly for our properties. We do not believe that the changes in net amounts from 2005 to 2006 reflected above were significant.

        Construction contract revenues were significantly higher in 2005 compared to 2007 and 2006 due primarily to a large volume of activity for certain existing contracts in that year. Construction contract revenues were significantly lower in 2007 compared to 2006 due primarily to decreased construction activity on certain third party jobs. It is noteworthy that our revenue from construction contract activity is highly concentrated, with three contracts representing approximately 82% of our 2007 construction contract revenue and five contracts representing approximately 81% of our 2006 construction contract revenue.

        Other service operations revenue increased 62.0% from 2005 to 2006 but decreased 47.5% from 2006 to 2007. While the increase from 2005 to 2006 was due primarily to a higher volume of work for heating and air conditioning controls and plumbing services, much of which was attributable to one client relationship, the decrease from 2006 to 2007 was attributable to our decision in 2007 discussed above to limit the amount of these services that we provide to third parties.

  Depreciation and Amortization

        Our depreciation and other amortization expense from continuing operations increased from 2006 to 2007 by $28.3 million, or 36.2%, due primarily to a $30.4 million increase attributable to the Property Additions. Of the increase attributable to the Property Additions, $22.8 million was attributable to the Nottingham Acquisition. Compared to other acquisitions that we have completed in recent years, a considerably larger portion of the value of the operating properties included in the Nottingham Acquisition was allocated to assets with lives that are based on the lives of the underlying leases; due to that fact and the fact that a large number of the leases in these properties have lives of four years or less, much of the depreciation and amortization associated with these properties is front-loaded to the four years following the completion of the acquisition. This will result in increased depreciation and amortization expense over the initial four years following the acquisition. The net increase in depreciation and other amortization expense from 2006 to 2007 also included a decrease of $2.9 million attributable to one of the Same-Office Properties that had significant depreciation and amortization expense in 2006 associated with a lease that terminated in 2006.

        Our depreciation and other amortization expense from continuing operations increased from 2005 to 2006 by $17.6 million, or 29.2%, due primarily to a $19.7 million increase attributable to the Property Additions, offset in part by a $1.6 million decrease attributable to the absence of depreciation and amortization in 2006 on the Harrisburg portfolio due to its contribution into an unconsolidated real estate joint venture in September 2005.

  General and Administrative Expenses

        General and administrative expenses increased as a percentage of operating income from 14.3% in 2005 to 15.6% in 2006 and to 17.1% in 2007. Much of this trend can be attributed to an increase in the size of our employee base in response to the continued growth of the Company. We expect this trend to continue over the next year and then stabilize as we determine that the Company's employee base and processes are positioned appropriately in anticipation of our future growth expectations.

        Our general and administrative expense increased from 2006 to 2007 by $3.6 million, or 21.2%, which included the following:

  •
  a $5.2 million, or 36.6%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $1.8 million increase in expense associated with share-based compensation due to the effects of awards issued in 2006 and 2007 and an increase in the award values being amortized into expense; and

  •
  a $1.8 million, or 38.6%, decrease attributable to increased allocation of corporate overhead primarily to our service companies. Although our overall general and administrative expenses increased as discussed above, this $1.8 million decrease in general and administrative expenses was caused by the combined effect of: (1) the increase in allocable general and administrative expenses; and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

        Our general and administrative expense increased from 2005 to 2006 by $3.4 million, or 25.1%, which was attributable primarily to an increase of $2.5 million, or 21.5%, in compensation expense due to: (1) the increased number of employees; (2) increased salaries and bonuses for existing employees; and (3) an increase of $537,000 in expense associated with options issued to employees that was attributable to our adoption of SFAS 123(R) on January 1, 2006.

  Interest Expense and Amortization of Deferred Financing Costs

        Our interest expense and amortization of deferred financing costs included in continuing operations increased from 2006 to 2007 by $12.6 million, or 17.2%. This increase included the effects of the following:

  •
  a 26.1% increase in our average outstanding debt balance resulting primarily from our 2006 and 2007 acquisition and construction activities; offset in part by the effects of

  •
  an increase in interest capitalized to construction, development and redevelopment projects of $4.7 million, or 32.4%, due to increased construction, development and redevelopment activity; and

  •
  a decrease in our weighted average interest rates from 6.2% to 5.8%.

        Our interest expense and amortization of deferred financing costs included in continuing operations increased from 2005 to 2006 by $17.0 million, or 30.2%, from 2005 to 2006. This increase included the effects of the following:

  •
  a 20.7% increase in our average outstanding debt balance, resulting primarily from our 2005 and 2006 acquisition and construction activities; and

  •
  an increase in our weighted average interest rates from 5.8% to 6.2%; offset in part by

  •
  an increase in interest capitalized to construction, development and redevelopment projects of $4.7 million, or 47.5%, due to increased construction, development and redevelopment activity.

        Interest expense and deferred financing costs as a percentage of net operating income increased from 59.4% in 2005 to 67.4% in 2006 and to 71.3% in 2007 due in large part to a higher proportion of our investing and financing activities having been funded by debt versus equity and the reasons discussed above for the changes in interest expense. We historically have financed our long-term capital needs, including property acquisition and development activities, through a combination of the following:

  •
  borrowings under our Revolving Credit Facility;

  •
  borrowings from new debt;

  •
  issuances of common shares, preferred shares and common units and/or preferred units in our Operating Partnership;

  •
  contributions from outside investors into real estate joint ventures;

  •
  proceeds from sales of real estate; and

  •
  any available residual cash flow from operations.

        Many factors go into our decisions regarding when to finance investing and financing activities using debt versus equity. We generally use long-term borrowings as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. As a result, the change in the proportion of our investing and financing activities funded by debt versus equity described above is not a trend that necessarily should be expected to continue.

        As of December 31, 2007, 19.1% of our total debt had variable interest rates, including the effect of interest rate swaps. As of December 31, 2007, 88.0% of our fixed-rate debt was scheduled to mature after 2008. For a more comprehensive quantitative analysis of our debt, please refer to the section below entitled "Quantitative and Qualitative Disclosures About Market Risk."

  Gain on sale of non-real estate investment

        Included as income for the year ended December 31, 2007 was a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting. TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

  Minority Interests

        Interests in our Operating Partnership are in the form of preferred and common units. The line entitled "minority interests in income from continuing operations" includes primarily income from continuing operations allocated to preferred and common units not owned by us. Income is allocated to minority interest preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled. Income is allocated to minority interest common unitholders based on the income earned by the Operating Partnership, after allocation to preferred unitholders, multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

        As of December 31, 2007, we owned 84.7% of the outstanding common units and 95.8% of the outstanding preferred units. The percentage of the Operating Partnership owned by minority interests during the last three years decreased in the aggregate due primarily to the effect of the following transactions:

  •
  the issuance of additional units to us as we issued new preferred shares and common shares during 2005 through 2007 due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares; and

  •
  the exchange of common units for our common shares by certain minority interest holders of common units; offset in part by

  •
  our issuance of common units to third parties totaling 262,165 in 2007, 181,097 in 2006 and 232,655 in 2005 in connection with acquisitions; and

  •
  the redemption by us of the Series E and Series F Preferred Shares in 2006.

        Our income from continuing operations allocated to minority interests decreased by $428,000, or 11.1%, from 2006 to 2007 and by $1.1 million, or 21.9%, from 2005 to 2006. These decreases are due to: (1) a decrease in the income available to allocate to minority interests holders of common units attributable primarily to the reasons set forth above for changes in revenue and expense items combined with the effect of increasing preferred share dividends; and (2) our increasing ownership of common units (from 80.3% at December 31, 2004 to 84.7% at December 31, 2007).

  Income from discontinued operations, net of minority interests

        Our income from discontinued operations decreased $16.1 million, or 89.7%, from 2006 to 2007 and increased $11.9 million, or 195.1%, from 2005 to 2006 due primarily to changes in gain from sales of real estate included in discontinued operations. See Note 18 to the Consolidated Financial Statements for a summary of the components of income from discontinued operations.

  Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders

        Preferred share dividends increased from 2005 to 2006 and from 2006 to 2007 due to the additional dividends attributable to the Series J Preferred Shares of beneficial interest issued in July 2006 and Series K Preferred Shares issued in January 2007 exceeding the decrease in dividends attributable to the redemption of the Series E and Series F Preferred Shares of beneficial interest ("Series E Preferred Shares" and "Series F Preferred Shares") in 2006.

        In 2006, we recognized a $3.9 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E and Series F Preferred Shares that were redeemed in 2006.

  Diluted earnings per common share

        Diluted earnings per common share on net income available to common shareholders decreased 43.5% from 2006 to 2007 and increased 9.5% from 2005 to 2006 due primarily to the effects of the following:

  •
  changes in net income available to common shareholders, attributable primarily to the reasons set forth above; and

  •
  a larger number of common shares outstanding due to share issuances from 2005 to 2007.

Liquidity and Capital Resources

        In our discussion of liquidity and capital resources set forth below, we describe certain of the risks and uncertainties relating to our business. However, they may not be the only ones that we face.

  Cash and Cash Equivalents

        Our cash and cash equivalents balance as of December 31, 2007 totaled $24.6 million, an increase of 211% from the balance as of December 31, 2006. The balance of cash and cash equivalents that we carried as of the end of each of the eight calendar quarters during the two years ended December 31, 2007 ranged from $5.7 million to $24.6 million and averaged $16.0 million. The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities. We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements. When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund development activities.

  Operating Activities

        We generate most of our cash from the operations of our properties. A review of our Consolidated Statements of Operations indicates that over the last three years, approximately 30% to 33% of our revenues from real estate operations (defined as the sum of (1) rental revenue and (2) tenant recoveries and other real estate operations revenue) were used for property operating expenses. Most of the amount by which our revenues from real estate operations exceeded property operating expenses was cash flow; we applied most of this cash flow towards interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to minority interest holders of preferred and common units in the Operating Partnership, capital improvements and leasing costs for our operating properties and general and administrative expenses.

        Our cash flow from operations determined in accordance with GAAP increased $24.6 million, or 21.7%, from 2006 to 2007; this increase is attributable primarily to the additional cash flow from operations generated by our newly-acquired and newly-constructed properties. We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends and distributions and capital improvements and leasing costs. We do not anticipate borrowing to meet these requirements. Factors that could negatively affect our ability to generate cash flow from operations in the future are discussed in Item 1A of this report entitled "Risk Factors," and include, without limitation, the following:

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

  •
  As discussed earlier, we are dependent on a highly concentrated number of tenants for a large percentage of our revenue. Most of the leases of one of these tenants, the United States Government, provide for a series of one-year terms or provide for early termination rights. Our cash flow from operations would be adversely affected if our larger tenants fail to make rental payments to us, or if the United States Government elects to terminate several of its leases and the affected space cannot be re-leased on satisfactory terms.

  •
  As discussed earlier, a high concentration of our revenues comes from tenants in the United States defense industry, of which substantially all is associated with defense information technology activities. A reduction in government spending for these defense activities could affect the ability of our tenants in the defense industry to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. In the case of the United States Government, a reduction in government spending could result in the early termination of leases.

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

  •
  We provide construction management services for third-party clients. When providing these services, we usually pay for the costs of construction and subsequently bill our clients for the costs of construction plus a construction management fee. When we provide construction management services, the costs of construction can be substantial. If any of our clients for these services fail to reimburse us for costs incurred under a significant construction management contract, it could have an adverse effect on our results of operations and financial condition.

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

  •
  The commercial real estate market is highly competitive. We compete for the purchase of commercial properties with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may have newer or more desirable locations, or the competing properties' owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions or for tenants in properties that we own could have an adverse effect on our financial performance.

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

  •
  Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 2008. These policies include coverage for acts of terrorism. Although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore properties damaged by a fire or other catastrophic event. In addition, changes in the insurance industry could occur in the future that may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

  •
  As a REIT, we must distribute at least 90% of our annual taxable income (excluding capital gains), which limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time that we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement. We may also become subject to tax liabilities that adversely affect our operating cash flow.

  Investing and Financing Activities During the Year Ended December 31, 2007

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

  •
  $89.1 million in borrowings under a variable-rate loan bearing interest at LIBOR plus 1.15 to 1.55%, depending on our leverage levels;

  •
  borrowings assumed under fixed-rate mortgage loans with an aggregate fair value of $38.6 million;

  •
  $33.7 million in borrowings under our Revolving Credit Facility;

  •
  $20.1 million in cash from a previous property sale that was released from escrow;

  •
  application of a $2.0 million deposit previously paid by us in 2006; and

  •
  cash reserves for the balance.

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

        We also completed the following acquisitions in 2007:

  •
  the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs on April 6, 2007, that we believe can support approximately 1.9 million developable square feet of office space, for $13.6 million. We financed most of this acquisition by issuing 262,165 common units in the Operating Partnership valued at $12.1 million; and

  •
  a 56-acre parcel of land located in Aberdeen, Maryland on September 14, 2007, that we believe can support up to 800,000 developable square feet, for $10.5 million. The property is located adjacent to Aberdeen Proving Ground, which is a United States Government installation. We financed most of this acquisition using cash reserves.

        Activity related to consolidated joint ventures in 2007 included the following:

  •
  as of December 31, 2006, we owned a 50% interest in Commons Office 6-B, LLC, an entity developing a land parcel in Hanover, Maryland (Hanover, Maryland is located in the Baltimore/Washington Corridor). We acquired the remaining 50% interest in this entity for $1.3 million on May 24, 2007;

  •
  we completed on June 26, 2007 the formation of Enterprise Campus Developer, LLC ("Enterprise Campus"), an entity in which we own a 90% interest. This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a separate joint venture called M Square Associates, LLC ("M Square") that was not formed until January 29, 2008 (College Park, Maryland is located in our Suburban Maryland region). At December 31, 2007, development and construction activities were underway in anticipation of Enterprise Campus' impending membership in M Square; and

  •
  we completed on July 2, 2007 the formation of Arundel Preserve #5, LLC, an entity in which we own a 50% interest. This entity was created to develop and construct one or more office buildings on a land parcel located in Hanover, Maryland.

        We had five newly-constructed properties totaling 568,433 square feet (three located in the Baltimore/Washington Corridor and two in our Other region) become fully operational in 2007 (68,196 of these square feet were placed into service in 2006). These properties were 96.3% leased, or considered committed to lease, as of December 31, 2007. Costs incurred on these properties through December 31, 2007 totaled $137.2 million, $60.9 million of which was incurred in 2007. We financed the 2007 costs using primarily borrowings from construction loan facilities on three of the properties; borrowings under these facilities in 2007 totaled $50.8 million.

        At December 31, 2007, we had construction activities underway on 10 office properties totaling 845,605 square feet that were 36.2% leased, or considered committed to lease, including 48,377 square feet already placed in service in a partially operational property. One of these properties is owned through a consolidated joint venture in which we have a 50% interest. Four each of these properties are located in Colorado Springs and the Baltimore/Washington Corridor and two in San Antonio. We

expect to lease 48.7% of the square footage in these properties to tenants in the United States defense industry. Costs incurred on these properties through December 31, 2007 totaled approximately $99.8 million, of which approximately $61.3 million was incurred in 2007. We have a construction loan facility in place totaling $27.0 million to finance the construction of one of these properties; borrowings under this facility totaled $22.5 million at December 31, 2007, $5.6 million of which was borrowed in 2007. The remaining costs incurred in 2007 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

        The table below sets forth the major components of our additions to the line entitled "Total Commercial Real Estate Properties" on our Consolidated Balance Sheet for 2007 (in thousands):

Acquisitions	$354,972
Construction and development	178,136
Capital improvements on operating properties	27,880
Tenant improvements on operating properties	20,602	(1)

	$581,590

(1)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

        In 2007, we sold four operating properties totaling 128,153 square feet for a total of $17.8 million, resulting in recognized gain of $3.9 million. We also sold three parcels of land in our Suburban Baltimore region totaling 16 acres, developable into approximately 230,000 square feet, for $8.7 million, resulting in a gain of $3.0 million ($1.9 million gain net of taxes). The net proceeds from these sales after transaction costs totaled approximately $22.3 million (excluding the effect of payments for income taxes). We applied these proceeds to our cash operating reserves.

        On May 17, 2007, we borrowed $150.0 million under a mortgage loan with a 10-year term at a fixed rate of 5.65%. We used $120.5 million of the proceeds from this loan to pay down debt scheduled to mature in September 2007 and the balance to pay down borrowings under our Revolving Credit Facility.

        On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC acted as co-lead arrangers, KeyBank National Association acted as administrative agent and Wachovia Bank, National Association acted as syndication agent. The amended and restated credit agreement increased the amount of the lenders' aggregate commitment under the facility from $500.0 million to $600.0 million, which includes a $50.0 million letter of credit subfacility and a $50.0 million swingline facility (same-day draw requests), with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $800.0 million, subject to certain conditions. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions. The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 0.75% to 1.25%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as the administrative agent or (b) the Federal Funds Rate, as defined in the agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under the facility is payable on the maturity date. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.125% to 0.20%.

        On October 23, 2007, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 4.33% on an aggregate notional amount of $50.0 million. This swap agreement became effective on October 23, 2007 and carries a two-year term.

  Analysis of Cash Flow Associated With Investing and Financing Activities

        Our net cash flow used in investing activities increased $73.9 million, or 29.1%, from 2006 to 2007. This increase was due primarily to the following:

  •
  a $70.3 million, or 24.9%, increase in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition. After completing the Nottingham Acquisition early in the year, we did not complete any significant operating property acquisitions as we found the market for acquisitions to be extremely competitive in 2007, with potential target properties selling or priced at amounts that exceeded what our rate on return requirements would permit. Our ability to locate and complete acquisitions is dependent on numerous variables and, as a result, is inherently subject to significant fluctuation from period to period; and

  •
  a $25.0 million, or 53.6%, decrease in proceeds from sales of properties. Since our real estate sales activity is driven by transactions unrelated to our core operations, our proceeds from sales of properties are subject to significant fluctuation from period to period and, therefore, we do not believe that the change described above is necessarily indicative of a trend. While we expect to reduce or eliminate our real estate investments in certain of our non-core markets in the future, we cannot predict when and if these dispositions will occur.

        Our cash flow provided by financing activities increased $68.9 million, or 50.0%, from 2006 to 2007. This increase was due primarily to the following:

  •
  a $183.2 million, or 24.0%, decrease in repayments of mortgage and other loans payable due primarily to our use of proceeds from equity offerings in 2006 (2.0 million common shares issued in April 2006 and 3.4 million preferred shares issued in July 2006) and the proceeds from $200.0 million of exchangeable senior notes issued in September 2006; and

  •
  $64.4 million in cash used to redeem our Series E and Series F Preferred Shares in 2006; offset in part by

  •
  a $163.6 million, or 95.6%, decrease in proceeds from the 2006 common and preferred share issuances noted above.

  Off-Balance Sheet Arrangements

        During 2007, we owned an investment in an unconsolidated joint venture, Harrisburg Corporate Gateway Partners, L.P., for which we accounted using the equity method of accounting. This joint venture was entered into in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We managed the joint venture's property operations and any required construction projects and earned fees for these services in 2007. This joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement), and we control one of the management committee positions.

        We and our partner receive returns in proportion to our investments in the joint venture. As part of our obligations under the joint venture arrangement, we agreed to indemnify the partnership's lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership's properties; we do not expect to incur any losses under these loan guarantees.

        We have distributions in excess of our investment in this unconsolidated joint venture of $4.2 million at December 31, 2007 due to our not recognizing gain on the contribution of properties into the joint venture; we did not recognize a gain on the contribution since we have contingent obligations, as described above, remaining in effect as long as we continue to manage the joint venture's properties that may exceed our proportionate interest. We recognized a loss on our investment in this joint venture of $224,000 in 2007. We also realized a net cash inflow from this joint venture of $409,000 in 2007. In addition, we earned fees totaling $458,000 from the joint venture in 2007 for construction, asset management and property management services.

        During 2007, we also owned investments in five joint ventures that we accounted for using the consolidation method of accounting. We use joint ventures such as these from time to time for reasons that include the following: (1) they can provide a facility to access new markets and investment opportunities while enabling us to benefit from the expertise and relationships of our partners; (2) they are an alternative source for raising capital to put towards acquisition or development activities; and (3) they can reduce our exposure to risks associated with a property and its activities. Our consolidated and unconsolidated joint ventures are discussed in Note 5 to our Consolidated Financial Statements, and certain commitments and contingencies related to these joint ventures are discussed in Note 19.

        We had no other material off-balance sheet arrangements during 2007.

  Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	For the Years Ended December 31,
Contractual obligations(1)(2)	2008	2009 to 2010	2011 to 2012	Thereafter	Total
Debt(3)	$297,120	$136,676	$513,014	$878,427	$1,825,237
Interest on debt(4)	94,724	160,791	115,903	212,397	583,815
Acquisitions of properties(5)	11,045	—	—	4,000	15,045
New construction and development contracts and obligations(6)(7)	71,639	—	—	—	71,639
Third-party construction and development contracts(7)(8)	61,941	—	—	—	61,941
Capital expenditures for operating properties(7)(9)	26,461	—	—	—	26,461
Operating leases(10)	768	851	99	—	1,718
Other purchase obligations(11)	2,350	4,626	4,547	7,473	18,996

Total contractual cash obligations	$566,048	$302,944	$633,563	$1,102,297	$2,604,852

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

(3)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net premium of $605,000. Our loan maturities in 2008 include $40.6 million that we expect to extend until 2009 and approximately $240.9 million that we expect to refinance with a mix of short-

  and long-term financing; the balance of the 2008 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations. The 2008 scheduled principal payments by quarter are as follows:

First Quarter	$4.6 million
Second Quarter	$141.6 million
Third Quarter	$80.0 million
Fourth Quarter	$70.9 million
(4)
Represents interest costs for debt at December 31, 2007 for the terms of such debt. For variable rate debt, the amounts reflected above used December 31, 2007 interest rates on variable rate debt in computing interest costs for the terms of such debt. For construction loan facilities where the interest payments are not payable as incurred but, rather, are added to the balance of the loan during the construction period, the amounts reflected above assumed that such interest costs are paid monthly as incurred.

(5)
Represents contractual obligations at December 31, 2007 related to: (1) the acquisition of a parcel of land located in Frederick, Maryland; and (2) a potential $4.0 million final payment related to the acquisition of land at the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland (included in the "Thereafter" column). The final payment for the former Fort Ritchie property could be reduced by a range of $750,000 to the full $4.0 million depending on: (a) defined levels of job creation resulting from the future development of the property taking place; and (b) future real estate taxes generated by the property.

(6)
Represents contractual obligations pertaining to new construction, development and redevelopment activities. We expect to finance these costs primarily using proceeds from our Revolving Credit Facility and construction loans.

(7)
Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2008.

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

        Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness. As of December 31, 2007, we were in compliance with these financial covenants.

  Investing and Financing Activities Subsequent to December 31, 2007

        On January 29, 2008, we completed the formation of M Square Associates, LLC, a consolidated joint venture in which we hold a 45% equity interest. This joint venture will own, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland. This joint venture had construction underway on a 118,107 square foot property within M Square Research Park.

        On January 29, 2008, we had a 59,763 square foot property in Colorado Springs that was 100% pre-leased become fully operational.

        On January 31, 2008, we completed the sale of the 429 Ridge Road property in our Northern/Central New Jersey region for $17.0 million. We used the proceeds from this sale to pay down our Revolving Credit Facility.

  Other Future Cash Requirements for Investing and Financing Activities

        As previously discussed, as of December 31, 2007, we had construction activities underway on 10 office properties totaling 845,605 square feet that were 36.2% pre-leased, or considered committed to lease (including one property owned through a consolidated joint venture in which we have a 50% interest). We estimate remaining costs to be incurred will total approximately $62.4 million upon completion of these properties; we expect to incur these costs in 2008 and 2009. We have $4.5 million remaining to be borrowed under a construction loan facility totaling $27.0 million for one of these properties. We expect to fund the remaining portion of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

        As of December 31, 2007, we had development activities underway on 10 new office properties estimated to total 1.1 million square feet. We estimate that costs for these properties will total approximately $239.1 million. As of December 31, 2007, costs incurred on these properties totaled $33.0 million and the balance is expected to be incurred from 2008 through 2010. We expect to fund most of these costs using borrowings from new construction loan facilities.

        As of December 31, 2007, we had redevelopment activities underway on an aggregate of 546,615 square feet in four properties (three of these properties are owned through a consolidated joint venture in which we own a 92.5% interest). We estimate that remaining costs of the redevelopment activities will total approximately $14.4 million. We expect to fund most of these costs using borrowings from our Revolving Credit Facility.

        In September 2007, the City of Colorado Springs announced that it had selected us to be the master developer for the 272-acre site known as the Colorado Springs Mixed-Use Business Park, located at the entrance of the Colorado Springs Airport and adjacent to Peterson Air Force Base. We are currently in the process of negotiating the long-term ground lease and development agreement with the City of Colorado Springs regarding the details of this arrangement; we expect that the terms of these agreements will be finalized in 2008. We expect that this business park can support potential development of approximately 3.5 million square feet, including office, retail, industrial and flex space. We anticipate that this project could cost approximately $800.0 million, which we expect to be funded over the next ten to twenty years. As each parcel commences development, we expect to execute long term land leases. For each parcel, we expect to oversee the development, construction, leasing and management and have a leasehold interest in the buildings.

        During 2008 and beyond, we expect to complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described. We expect to finance these activities, as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

        We often use our Revolving Credit Facility initially to finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. As described above, amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. As of February 13, 2008, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $222.0 million was available.

        Factors that could negatively affect our ability to finance our long-term financing and investing needs in the future are discussed in Item 1A of this report entitled "Risk Factors," and include, without limitation, the following:

  •
  We have in the past operated with slightly higher debt levels than other REITs. Operating with higher debt levels could make it difficult to obtain additional financing when required and could also make us more vulnerable to an economic downturn. Many of our properties have been mortgaged for indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items.

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

  •
  We occasionally complete acquisitions of properties in regions where we did not previously own properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably.

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

  •
  We invest in certain entities in which we are not the exclusive investor or principal decision maker. Aside from our inability to unilaterally control the operations of these joint ventures, our investments entail the additional risks that: (1) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties' share of additional capital requirements; and (2) the other parties to these investments may take actions that are inconsistent with our objectives.

  •
  Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are depressed. Such illiquidity will tend to limit our ability to vary our portfolio of properties promptly in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than four years. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the sellers' consent. Due to all of these factors, we may be unable to sell a property at an advantageous time to fund our long-term capital needs.

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

Funds From Operations

        Funds from operations ("FFO") is defined as net income computed using GAAP, excluding gains (or losses) from sales of real estate, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, although others may interpret the definition differently.

        Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations that "since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves." As a result, the concept of FFO was created by NAREIT for the REIT industry to "address this problem." We agree with the concept of FFO and believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains and losses related to sales of previously depreciated operating real estate properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

        Basic funds from operations ("Basic FFO") is FFO adjusted to (1) subtract (a) preferred share dividends and (b) issuance costs associated with redeemed preferred shares and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us. With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders. Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions. We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares. We believe that net income is the most directly comparable GAAP measure to Basic FFO. Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

        Diluted funds from operations ("Diluted FFO") is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares. However, the computation of Diluted FFO does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period. We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below. In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs. We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO. Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures. Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

        Diluted funds from operations per share ("Diluted FFO per share") is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged. However, the computation of Diluted FFO per share does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period. We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share ("EPS") in evaluating net income available to common shareholders. In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs. We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share. Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

        Our Basic FFO, Diluted FFO and Diluted FFO per share for 2003 through 2007 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and

(3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Years Ended December 31, (in thousands, except per share data)
	2007	2006	2005	2004	2003
Net income	$34,784	$49,227	$39,031	$37,032	$30,877
Add: Real estate-related depreciation and amortization	106,260	78,631	62,850	51,371	36,681
Add: Depreciation and amortization on unconsolidated real estate entities	666	910	182	106	295
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(188)	(163)	(114)	(86)	—
Less: Gain on sales of real estate, net of taxes, excluding development portion(1)	(3,827)	(17,644)	(4,422)	(95)	(2,897)

Funds from operations ("FFO")	137,695	110,961	97,527	88,328	64,956
Add: Minority interests-common units in the Operating Partnership	3,682	7,276	5,889	5,659	6,712
Less: Preferred share dividends	(16,068)	(15,404)	(14,615)	(16,329)	(12,003)
Less: Issuance costs associated with redeemed preferred shares	—	(3,896)	—	(1,813)	—

Funds from Operations—basic ("Basic FFO")	125,309	98,937	88,801	75,845	59,665
Add: Preferred unit distributions	—	—	—	—	1,049
Add: Expense on dilutive share-based compensation	—	—	—	382	10
Add: Convertible preferred share dividends	—	—	—	21	544

Funds from Operations—diluted ("Diluted FFO")	$125,309	$98,937	$88,801	$76,248	$61,268

Weighted average common shares	46,527	41,463	37,371	33,173	26,659
Conversion of weighted average common units	8,296	8,511	8,702	8,726	8,932

Weighted average common shares/units—Basic FFO	54,823	49,974	46,073	41,899	35,591
Dilutive effect of share-based compensation awards	1,103	1,799	1,626	1,896	1,405
Assumed conversion of weighted average convertible preferred units	—	—	—	—	1,101
Assumed conversion of weighted average convertible preferred shares	—	—	—	134	1,197

Weighted average common shares/units—Diluted FFO	55,926	51,773	47,699	43,929	39,294

Diluted FFO per common share	$2.24	$1.91	$1.86	$1.74	$1.56

Numerator for diluted EPS	$18,716	$29,927	$24,416	$18,911	$7,650
Add: Minority interests-common units in the Operating Partnership	3,682	7,276	5,889	5,659	6,712
Add: Real estate-related depreciation and amortization	106,260	78,631	62,850	51,371	36,681
Add: Depreciation and amortization on unconsolidated real estate entities	666	910	182	106	295
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(188)	(163)	(114)	(86)	—
Less: Gain on sales of real estate, net of taxes, excluding development portion(1)	(3,827)	(17,644)	(4,422)	(95)	(2,897)
Add: Convertible preferred share dividends	—	—	—	—	544
Add: Preferred unit distributions	—	—	—	—	1,049
Add: Expense on dilutive share-based compensation	—	—	—	382	10
Add: Repurchase of Series C Preferred Units in excess of recorded book value	—	—	—	—	11,224

Diluted FFO	$125,309	$98,937	$88,801	$76,248	$61,268

Denominator for diluted EPS	47,630	43,262	38,997	34,982	28,021
Weighted average common units	8,296	8,511	8,702	8,726	8,932
Assumed conversion of weighted average convertible preferred shares	—	—	—	—	1,197
Assumed conversion of weighted average convertible preferred units	—	—	—	—	1,101
Dilutive effect of share-based compensation awards	—	—	—	221	43

Denominator for Diluted FFO per share	55,926	51,773	47,699	43,929	39,294

(1)
Gains from the sale of real estate, net of taxes, that are attributable to sales of non-operating properties are included in FFO. Gains from newly-developed or re-developed properties less accumulated depreciation, if any, required under GAAP are also included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in compliance with the NAREIT definition of FFO, although others may interpret the definition differently.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced. Our financing policy monitors the relationship of our total variable rate debt to our total debt to minimize the risk of short-term increases in interest rates. As of December 31, 2007, 88.0% of our fixed-rate debt was scheduled to mature after 2008. As of December 31, 2007, 19.1% of our total debt had variable interest rates, including the effect of interest rate swaps. As of December 31, 2007, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 11.9%.

        The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at December 31, 2007 (dollars in thousands):

	For the Years Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt:
Fixed rate(1)	$158,531	$62,643	$74,033	$109,814	$42,200	$878,427	$1,325,648
Average interest rate	5.49%	5.32%	5.26%	5.23%	5.20%	4.21%	4.72%
Variable rate	$138,589	$—	$—	$361,000	$—	$—	$499,589
Average interest rate(2)	6.00%	5.89%	5.89%	5.89%	—	—	5.92%

(1)
Represents principal maturities only and therefore excludes net premiums of $605,000.

(2)
Computed based on interest rates in effect at December 31, 2007.

        The fair market value of our debt was $1.83 billion at December 31, 2007 and $1.50 billion at December 31, 2006. If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $53.7 million at December 31, 2007 and $48.4 million at December 31, 2006.

        We occasionally use derivative instruments such as interest rate swaps to further reduce our exposure to changes in interest rates. The following table sets forth information pertaining to our derivative contracts in place as of December 31, 2007 and 2006, and their respective fair values (dollars in thousands):

					Fair Value at December 31,
	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date
Nature of Derivative					2007	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(765)	$(42)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(486)	(133)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(486)	(133)
Interest rate swap	50,000	4.3300%	10/23/2007	10/23/2009	(596)	N/A

					$(2,333)	$(308)

        Based on our variable-rate debt balances, our interest expense would have increased by $3.0 million in 2007 and $3.2 million in 2006 if short-term interest rates were 1% higher. Interest expense in 2007 was less sensitive to a change in interest rates than 2006 due primarily to our having a lower average variable-rate debt balance in 2007.

Item 8.    Financial Statements and Supplementary Data

        The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

I.
Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

II.
Internal Control Over Financial Reporting

(a)
Management's Annual Report on Internal Control Over Financial Reporting

        Management's Annual Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)
Report of Independent Registered Public Accounting Firm

        The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on page F-3.

(c)
Change in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

        For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2008 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as exhibits to this Form 10-K:

  1.
  Financial Statements. See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

  2.
  Financial Statement Schedule. See "Index to Consolidated Financial Statements" on page F-1 of this Form 10-K.

  3.
  See section below entitled "Exhibits."

        (b)  Exhibits. Refer to the Exhibit Index that follows. Unless otherwise noted, the file number of all documents incorporated by reference is 1-14023.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.1.2
Articles of Amendment of Amended and Restated Declaration of Trust (filed on March 22, 2002 with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
3.1.3	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company's Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).
3.1.4
Articles Supplementary of Corporate Office Properties Trust Series B Convertible Preferred Shares, dated July 2, 1999 (filed with the Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).
3.1.5	Articles Supplementary of Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).
3.1.6	Articles Supplementary of Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

3.1.7
Articles Supplementary of Corporate Office Properties Trust relating to the Series E Cumulative Redeemable Preferred Shares, dated April 3, 2001 (filed with the Registrant's Current Report on Form 8-K on April 4, 2001 and incorporated herein by reference).
3.1.8
Articles Supplementary of Corporate Office Properties Trust relating to the Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Amended Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).
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
3.1.11
Articles Supplementary of Corporate Office Properties Trust relating to the Series J Cumulative Redeemable Preferred Shares of Beneficial Interest (filed with the Company's Current Report on Form 8-K dated July 19, 2006 and incorporated herein by reference).
3.1.12
Articles Supplementary of Corporate Office Properties Trust relating to the Series K Cumulative Redeemable Convertible Preferred Shares of Beneficial Interest (filed with the Company's Current Report on Form 8-K dated January 16, 2007 and incorporated herein by reference).
3.2.1	Bylaws of the Registrant (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.2.2	Amendment to Bylaws of the Registrant (filed with the Company's Current Report on Form 8-K on March 7, 2007 and incorporated herein by reference).
3.3
Form of certificate for the Registrant's Common Shares of Beneficial Interest, $0.01 par value per share (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
3.4
Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
3.5
Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed on March 22, 2001 with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

3.6
Registration Rights Agreement, dated September 18, 2006, among Corporate Office Properties, L.P., Corporate Office Properties Trust, Banc of America Securities LLC and J.P. Morgan Securities Inc. (filed with the Company's Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).
4.1
Indenture, dated as of September 18, 2006, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and Wells Fargo Bank, National Association, as trustee (filed with the Company's Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).
4.2	3.50% Exchangeable Senior Note due 2026 of Corporate Office Properties, L.P. (filed with the Company's Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).
10.1.1
Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 7, 1999 (filed on March 16, 2000 with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.1.2
First Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed on March 16, 2000 with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
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
10.1.5
Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated November 27, 2000 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.6
Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated January 25, 2001 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.7
Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated April 3, 2001 (filed with the Company's Current Report on Form 8-K dated April 4, 2001 and incorporated herein by reference).

10.1.8
Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 30, 2001 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.9
Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated September 14, 2001 (filed with the Company's Amended Current Report on Form 8-K dated September 14, 2001 and incorporated herein by reference).
10.1.10
Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 6, 2001 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.11
Tenth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 29, 2001 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.12
Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 15, 2002 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.13
Twelfth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 2, 2003 (filed on August 12, 2003 with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.1.14
Thirteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated August 11, 2003 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.1.15
Fourteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated December 18, 2003 (filed on March 11, 2004 with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.1.16
Fifteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 31, 2004 (filed on March 11, 2004 with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
10.1.17
Sixteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2004 (filed on May 7, 2004 with the Company's Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.1.18
Seventeenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 23, 2004 (filed with the Company's Current Report on Form 8-K dated September 23, 2004 and incorporated herein by reference).

10.1.19
Eighteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 18, 2005 (filed with the Company's Form 8-K on April 22, 2005 and incorporated herein by reference).
10.1.20
Nineteenth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 8, 2005 (filed with the Company's Current Report on Form 8-K on July 14, 2005 and incorporated herein by reference).
10.1.21
Twentieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 29, 2006 (filed with the Company's Current Report on Form 8-K dated July 6, 2006 and incorporated herein by reference).
10.1.22
Twenty-First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 20, 2006 (filed with the Company's Current Report on Form 8-K dated July 26, 2006 and incorporated herein by reference).
10.1.23
Twenty-Second Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated January 9, 2007 (filed with the Company's Current Report on Form 8-K dated January 16, 2007 and incorporated herein by reference).
10.1.24
Twenty-Third Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 6, 2007 (filed with the Company's Current Report on Form 8-K dated April 12, 2007 and incorporated herein by reference).
10.1.25
Twenty-Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated November 2, 2007 (filed with the Company's Current Report on Form 8-K dated November 5, 2007 and incorporated herein by reference).
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
10.3.2*
Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on August 13, 1999 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.3.3*
Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on March 22, 2002 with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.4*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).
10.5*
Employment Agreement, dated December 16, 1999, between Corporate Office Management, Inc., COPT and Clay W. Hamlin, III (filed on March 16, 2000 with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.6.1*
Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K on July 19, 2005 and incorporated herein by reference).
10.6.2*
Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.7.1*
Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.7.2*
Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 16, 2005 with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.7.3*
Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.7.4*
Third Amendment to Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).
10.7.5*	Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed herewith).
10.8.1*
Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on August 12, 2003 with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
10.8.2*
Amendment to Employment Agreement, dated March 4, 2005, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on March 16, 2005 with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.8.3*	Second Amendment to Employment Agreement, dated March 2, 2007, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight S. Taylor (filed herewith).
10.9*
Employment Agreement, dated November 18, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Karen M. Singer (filed with the Company's Current Report on Form 8-K on December 1, 2005 and incorporated herein by reference).
10.10*
Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company's Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).
10.11
Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed on November 13, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
10.12
Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on November 13, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
10.13
Promissory Note, dated September 30, 1999, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed on November 8, 1999 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
10.14
Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on November 8, 1999 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
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
10.18
Option Agreement, dated March 1998, between the Operating Partnership and Blue Bell Land, L.P. (filed on March 16, 2000 with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.19.1
Amended and Restated Credit Agreement, dated June 24, 2005, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; KeyBanc Capital Markets; Manufacturers and Traders Trust Company; Wells Fargo Bank, National Association; and Bank of America, N.A. (filed with the Company's Current Report on Form 8-K on June 30, 2005 and incorporated herein by reference).
10.19.2
Second Amended and Restated Credit Agreement, dated October 1, 2007, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBanc Capital Markets; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; Bank of America, N.A.; Manufacturers and Traders Trust Company; and Citizens Bank of Pennsylvania (filed herewith).
10.20
Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company's Form 8-K on April 15, 2005 and incorporated herein by reference).
10.21
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).
10.22
Common Stock Delivery Agreement, dated as of September 18, 2006, between Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).
10.23
Purchase Agreement and Agreement and Plan of Merger, dated December 21, 2006, by and among the Corporate Office Properties Trust; Corporate Office Properties, L.P.; W&M Business Trust; and Nottingham Village, Inc. (filed on March 1, 2007 with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.24
Purchase and Sale Agreement of Ownership Interests, dated December 21, 2006, by and between Corporate Office Properties, L.P. and Nottingham Properties, Inc. (filed on March 1, 2007 with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.25	Description of Compensation of Non-Employee Trustees (filed herewith).
10.26	Description of annual cash incentive awards to executives (filed herewith).
12.1	Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
21.1	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

CORPORATE OFFICE PROPERTIES TRUST
Date: February 29, 2008	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin President and Chief Executive Officer
Date: February 29, 2008	By:	/s/ STEPHEN E. RIFFEE Stephen E. Riffee Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JAY H. SHIDLER (Jay H. Shidler)	Chairman of the Board and Trustee	February 29, 2008
/s/ CLAY W. HAMLIN, III (Clay W. Hamlin, III)	Vice Chairman of the Board and Trustee	February 29, 2008
/s/ RANDALL M. GRIFFIN (Randall M. Griffin)	President, Chief Executive Officer and Trustee	February 29, 2008
/s/ STEPHEN E. RIFFEE (Stephen E. Riffee)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ COLLEEN M. CREWS (Colleen M. Crews)	Vice President and Controller (Principal Accounting Officer)	February 29, 2008

/s/ THOMAS F. BRADY (Thomas F. Brady)	Trustee	February 29, 2008
/s/ ROBERT L. DENTON (Robert L. Denton)	Trustee	February 29, 2008
/s/ DOUGLAS M. FIRSTENBERG (Douglas M. Firstenberg)	Trustee	February 29, 2008
/s/ STEVEN D. KESLER (Steven D. Kesler)	Trustee	February 29, 2008
/s/ KENNETH S. SWEET, JR. (Kenneth S. Sweet, Jr.)	Trustee	February 29, 2008
/s/ KENNETH D. WETHE (Kenneth D. Wethe)	Trustee	February 29, 2008

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

        In our opinion, the consolidated financial statements listed in the accompanying index 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Report's On Internal Control Over Financial Reporting." Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Baltimore, Maryland
February 29, 2008

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Investment in real estate:
Operating properties, net	$2,192,472	$1,812,883
Property held for sale, net	14,988	—
Projects under construction or development	396,012	298,427

Total commercial real estate properties, net	2,603,472	2,111,310
Cash and cash equivalents	24,638	7,923
Restricted cash	15,121	52,856
Accounts receivable, net	24,831	26,367
Deferred rent receivable	53,631	41,643
Intangible assets on real estate acquisitions, net	108,661	87,325
Deferred charges, net	49,051	43,710
Prepaid and other assets	52,448	48,467

Total assets	$2,931,853	$2,419,601

Liabilities and shareholders' equity
Liabilities:
Mortgage and other loans payable	$1,625,842	$1,298,537
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	75,363	68,190
Rents received in advance and security deposits	30,978	20,237
Dividends and distributions payable	22,441	19,164
Deferred revenue associated with acquired operating leases	11,530	11,120
Distributions in excess of investment in unconsolidated real
estate joint venture	4,246	3,614
Other liabilities	8,716	8,249

Total liabilities	1,979,116	1,629,111

Minority interests:
Common units in the Operating Partnership	114,127	104,934
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	7,168	2,453

Total minority interests	130,095	116,187

Commitments and contingencies (Note 19)
Shareholders' equity:
Preferred Shares of beneficial interest ($0.01 par value); shares authorized of 15,000,000, issued and outstanding of 8,121,667 at December 31, 2007 and 7,590,000 at December 31, 2006 (Note 11)	81	76
Common Shares of beneficial interest ($0.01 par value); 75,000,000 shares authorized, shares issued and outstanding of 47,366,475 at December 31, 2007 and 42,897,639 at December 31, 2006	474	429
Additional paid-in capital	950,615	758,032
Cumulative distributions in excess of net income	(126,156)	(83,541)
Accumulated other comprehensive loss	(2,372)	(693)

Total shareholders' equity	822,642	674,303

Total liabilities and shareholders' equity	$2,931,853	$2,419,601

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Rental revenue	$315,588	$253,913	$208,144
Tenant recoveries and other real estate operations revenue	53,361	39,665	28,665
Construction contract revenues	37,074	52,182	74,357
Other service operations revenues	4,151	7,902	4,877

Total revenues	410,174	353,662	316,043

Expenses
Property operating expenses	123,282	92,907	70,337
Depreciation and other amortization associated with real estate operations	106,331	78,054	60,427
Construction contract expenses	35,723	49,961	72,534
Other service operations expenses	4,070	7,384	4,753
General and administrative expenses	20,523	16,936	13,533

Total operating expenses	289,929	245,242	221,584

Operating income	120,245	108,420	94,459
Interest expense	(82,032)	(70,260)	(53,906)
Amortization of deferred financing costs	(3,676)	(2,847)	(2,229)
Gain on sale of non-real estate investment	1,033	—	—

Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	35,570	35,313	38,324
Equity in loss of unconsolidated entities	(224)	(92)	(88)
Income tax expense	(569)	(887)	(668)

Income from continuing operations before minority interests	34,777	34,334	37,568
Minority interests in income from continuing operations
Common units in the Operating Partnership	(2,860)	(3,302)	(4,326)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other consolidated entities	122	136	85

Income from continuing operations	31,379	30,508	32,667
Income from discontinued operations, net of minority interests and taxes	1,845	17,987	6,096

Income before gain on sales of real estate	33,224	48,495	38,763
Gain on sales of real estate, net of minority interests and taxes	1,560	732	268

Net income	34,784	49,227	39,031
Preferred share dividends	(16,068)	(15,404)	(14,615)
Issuance costs associated with redeemed preferred shares	—	(3,896)	—

Net income available to common shareholders	$18,716	$29,927	$24,416

Basic earnings per common share
Income from continuing operations	$0.36	$0.29	$0.49
Discontinued operations	0.04	0.43	0.16

Net income available to common shareholders	$0.40	$0.72	$0.65

Diluted earnings per common share
Income from continuing operations	$0.35	$0.28	$0.47
Discontinued operations	0.04	0.41	0.16

Net income available to common shareholders	$0.39	$0.69	$0.63

Dividends declared per common share	$1.30	$1.18	$1.07

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Value of Unearned Restricted Common Share Grants	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004 (36,842,108 common shares outstanding)	$67	$368	$578,228	$(51,358)	$(5,381)	$—	$521,924
Conversion of common units to common shares (253,575 shares)	—	3	9,117	—	—	—	9,120
Common shares issued to the public (2,300,000 shares)	—	23	75,118	—	—	—	75,141
Decrease in fair value of derivatives	—	—	—	—	—	(482)	(482)
Restricted common share grants issued (130,975 shares)	—	1	3,480	—	(3,481)	—	—
Restricted common share cancellations (10,422 shares)	—	—	(205)	—	205	—	—
Value of earned restricted share grants	—	—	536	—	1,544	—	2,080
Exercise of share options (411,080 shares)	—	4	4,394	—	—	—	4,398
Expense associated with share options	—	—	93	—	—	—	93
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(12,888)	—	—	—	(12,888)
Decrease in tax benefit from share-based compensation	—	—	(534)	—	—	—	(534)
Net income	—	—	—	39,031	—	—	39,031
Dividends	—	—	—	(55,370)	—	—	(55,370)

Balance at December 31, 2005 (39,927,316 common shares outstanding)	67	399	657,339	(67,697)	(7,113)	(482)	582,513
Conversion of common units to common shares (245,793 shares)	—	3	11,075	—	—	—	11,078
Common shares issued to the public (2,000,000 shares)	—	20	82,413	—	—	—	82,433
Series J Preferred Shares issued to the public (3,390,000 shares)	34	—	81,823	—	—	—	81,857
Series E Preferred Shares redemption	(11)	—	(28,739)	—	—	—	(28,750)
Series F Preferred Shares redemption	(14)	—	(35,611)	—	—	—	(35,625)
Decrease in fair value of derivatives	—	—	—	—	—	(211)	(211)
Reversal of unearned restricted common share grants upon adoption of SFAS 123(R)	—	1	(5,169)	—	7,113	—	1,945
Exercise of share options (581,932 shares)	—	6	6,761	—	—	—	6,767
Expense associated with share-based compensation	—	—	3,833	—	—	—	3,833
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,255)	—	—	—	(16,255)
Increase in tax benefit from share-based compensation	—	—	562	—	—	—	562
Net income	—	—	—	49,227	—	—	49,227
Dividends	—	—	—	(65,071)	—	—	(65,071)

Balance at December 31, 2006 (42,897,639 common shares outstanding)	76	429	758,032	(83,541)	—	(693)	674,303
Conversion of common units to common shares (554,221 shares)	—	6	25,402	—	—	—	25,408
Common shares issued in connection with acquisition of properties, net of transaction costs (3,161,000 shares)	—	32	156,629	—	—	—	156,661
Series K Preferred Shares issued in connection with acquisition of properties, net of transaction costs (531,667 shares)	5	—	26,562	—	—	—	26,567
Exercise of share options (620,858 shares)	—	6	7,470	—	—	—	7,476
Expense associated with share-based compensation	—	1	6,642	—	—	—	6,643
Restricted common share cancellations (6,685 shares)	—	—	(351)	—	—	—	(351)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(29,761)	—	—	—	(29,761)
Decrease in fair value of derivatives	—	—	—	—	—	(1,679)	(1,679)
Costs for equity issuance	—	—	(10)	—	—	—	(10)
Net income	—	—	—	34,784	—	—	34,784
Dividends	—	—	—	(77,399)	—	—	(77,399)

Balance at December 31, 2007 (47,366,475 common shares outstanding)	$81	$474	$950,615	$(126,156)	$—	$(2,372)	$822,642

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$34,784	$49,227	$39,031
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	4,220	7,800	6,464
Depreciation and other amortization	107,625	80,074	63,555
Amortization of deferred financing costs	3,676	2,981	2,240
Amortization of deferred market rental revenue	(1,985)	(1,904)	(426)
Equity in loss of unconsolidated entities	224	92	88
Gain on sales of real estate	(6,979)	(17,920)	(4,690)
Gain on sale of non-real estate investment	(1,033)	—	—
Share-based compensation	6,643	3,833	2,173
Excess income tax benefits from share-based compensation	—	(562)	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(11,988)	(10,004)	(6,922)
Decrease (increase) in accounts receivable	1,544	(10,844)	1,165
Increase in restricted cash and prepaid and other assets	(5,040)	(7,098)	(14,260)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(3,250)	13,544	5,953
Increase in rents received in advance and security deposits	10,030	4,181	1,993
Other	(770)	(249)	(420)

Net cash provided by operating activities	137,701	113,151	95,944

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(352,427)	(282,099)	(499,926)
Proceeds from sales of properties	21,684	46,704	29,467
Proceeds from sale of non-real estate investment	2,526	—	—
Proceeds from sale of unconsolidated real estate joint venture	—	1,524	—
Proceeds from contribution of assets to unconsolidated
real estate joint venture	—	—	68,633
Acquisition of partner interests in consolidated joint ventures	(1,262)	(5,250)	(1,208)
Investments in and advances from (to) unconsolidated entities	—	454	(130)
Distributions from unconsolidated entities	414	499	250
Leasing costs paid	(12,182)	(10,480)	(9,272)
Decrease (increase) in restricted cash associated with
investing activities	16,018	5,260	(5,620)
Purchases of furniture, fixtures and equipment	(1,663)	(8,109)	(2,434)
Other	(822)	(2,337)	(61)

Net cash used in investing activities	(327,714)	(253,834)	(420,301)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	867,842	673,176	889,399
Proceeds from 3.5% Exchangeable Senior Notes	—	200,000	—
Repayments of mortgage and other loans payable	(579,395)	(762,590)	(580,642)
Deferred financing costs paid	(4,171)	(6,605)	(4,307)
Distributions paid to partners in consolidated joint ventures	(250)	(787)	—
Net proceeds from issuance of common shares	7,446	89,202	79,539
Net proceeds from issuance of preferred shares	—	81,857	—
Redemption of preferred shares	—	(64,375)	—
Dividends paid	(74,277)	(62,845)	(53,587)
Distributions paid	(11,188)	(10,422)	(9,677)
Excess income tax benefits from share-based compensation	—	562	—
Other	721	649	595

Net cash provided by financing activities	206,728	137,822	321,320

Net increase (decrease) in cash and cash equivalents	16,715	(2,861)	(3,037)
Cash and cash equivalents
Beginning of period	7,923	10,784	13,821

End of period	$24,638	$7,923	$10,784

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Organization

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully-integrated and self-managed real estate investment trust ("REIT") that focuses on the acquisition, development, ownership, management and leasing of suburban office properties in select markets and submarkets. We also focus on servicing the multi-location requirements of strategic customers and strategic industries in which tenants have specialized product requirements. As of December 31, 2007, our investments in real estate included the following:

  •
  228 wholly owned operating properties totaling 17.8 million square feet;

  •
  19 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion and one wholly owned office property totaling approximately 75,000 square feet that was under redevelopment;

  •
  wholly owned land parcels totaling 1,479 acres that we believe are potentially developable into approximately 12.4 million square feet; and

  •
  partial ownership interests in a number of other real estate projects in operations, under construction or redevelopment or held for future development.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2007 and 2006 follows:

	December 31,
	2007	2006
Common Units	85%	83%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units(1)	100%	N/A

    (1)
    These preferred units were issued in 2007.

Three of our trustees controlled, either directly or through ownership by other entities or family members, an additional 13% of the Operating Partnership's common units.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

1. Organization (Continued)

        In addition to owning interests in real estate, the Operating Partnership also owns 100% of Corporate Office Management, Inc. ("COMI") and owns, either directly or through COMI, 100% of the consolidated subsidiaries that are set forth below (collectively defined as the "Service Companies"):

Entity Name	Type of Service Business
COPT Property Management Services, LLC ("CPM")	Real Estate Management
COPT Development & Construction Services, LLC ("CDC")	Construction and Development
Corporate Development Services, LLC ("CDS")	Construction and Development
COPT Environmental Systems, LLC ("CES")(1)	Heating and Air Conditioning

    (1)
    Prior to 2007, CES's name was Corporate Cooling and Controls, LLC.

Most of the services that CPM provides are for us. CDC, CDS and CES provide services to us and to third parties.

2. Summary of Significant Accounting Policies

Basis of Presentation

        We generally use three different accounting methods to report our investments in entities: the consolidation method, the equity method and the cost method. These methods are described below.

  Consolidation Method

        We generally use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), we also consolidate certain entities when control of such entities can be achieved through means other than voting rights ("variable interest entities" or "VIEs") if we are deemed to be the primary beneficiary. Generally, FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

        Under the consolidation method of accounting, the accounts of the entity being consolidated are combined with our accounts. We eliminate balances and transactions between companies when we consolidate these accounts. For all of the periods presented, our Consolidated Financial Statements include the accounts of:

  •
  COPT;

  •
  the Operating Partnership and its subsidiary partnerships and LLCs (including consolidated joint ventures);

  •
  the Service Companies; and

  •
  Corporate Office Properties Holdings, Inc. (of which we own 100%).

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

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

These estimates include such items as depreciation, allocation of real estate acquisition costs, allowances for doubtful accounts and expense recognized in connection with share-based compensation. Actual results could differ from those estimates. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

Acquisitions of Real Estate

        We allocate the costs of real estate acquisitions to assets acquired and liabilities assumed based on the relative fair values at the date of acquisition pursuant to the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." In estimating the fair value of the tangible and intangible assets acquired, we consider, among other things, information obtained about each property as a result of our due diligence, leasing activities and knowledge of the markets in which the

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

properties are located. We utilize various valuation methods, such as estimated cash flow projections utilizing discount and capitalization rate assumptions and available market information. We allocate the costs of real estate acquisitions to the following components:

  •
  Real estate based on a valuation of the acquired property performed with the assumption that the property is vacant upon acquisition (the "as if vacant value"). We then allocate the real estate value derived using this approach between land and building and improvements using our estimates and assumptions.

  •
  In-place operating leases to the extent that the present value of future rents under the contractual lease terms are above or below the present value of market rents at the time of acquisition (the "lease to market value"). For example, if we acquire a property and the leases in place for that property carry rents below the market rent for such leases at the time of acquisition, we classify as deferred revenue the amount equal to the difference between (1) the present value of the future rental revenue under the lease using market rent assumptions and (2) the present value of future rental revenue under the terms of the lease. Conversely, if the leases in place for that property carry rents above the market rent, we classify the difference as an intangible asset. Deferred revenue or deferred assets recorded in connection with the lease to market value of acquired properties are amortized into rental revenue over the terms of the leases.

  •
  Existing tenants in a property (the "lease-up value"). This amount represents the value associated with acquiring a built-in revenue stream on a leased building. It is computed as the difference between the present value of the property's: (1) revenues less operating expenses as if the property was vacant upon acquisition; and (2) revenues less operating expenses as if the property was acquired with leases in place at market rents.

  •
  Deemed cost avoidance of acquiring in-place operating leases ("deemed cost avoidance"). For example, when a new lease is entered into, the lessor typically incurs a number of origination costs in connection with the leases; such costs include tenant improvements and leasing costs. When a property is acquired with in-place leases, the origination costs for such leases were already incurred by the prior owner. Therefore, to recognize the value of these costs in recording a property acquisition, we assign value to the tenant improvements and leasing costs associated with the remaining term of in-place operating leases.

  •
  Tenant relationship value equal to the additional amount that we pay for a property in connection with the presence of a particular tenant in that property (the "tenant relationship value"). Our valuation of this component is affected by, among other things, our tenant lease renewal assumptions and evaluation of existing relationships with tenants.

  •
  Market concentration premium equal to the additional amount that we pay for a property over the fair value of assets in connection with our strategy of increasing our presence in regional submarkets (the "market concentration premium").

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Commercial Real Estate Properties

        We report commercial real estate properties at our depreciated cost. The amounts reported for our commercial real estate properties include our costs of:

  •
  acquisitions;

  •
  development and construction;

  •
  building and land improvements; and

  •
  tenant improvements paid by us.

        We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. We continue to capitalize these costs while construction and development activities are underway until a property becomes "operational," which occurs upon the earlier of when leases commence on space or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed property's space in the period prior to one year from the cessation of major construction activities, we consider that property to be "partially operational." When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational.

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

        When we sell an operating property, or determine that an operating property is held for sale, and determine that we have no significant continuing involvement in such property, we classify the results of operations for such property as discontinued operations. Interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations. When properties classified as discontinued operations are

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

included in computations that determine the amount of our borrowing capacity under certain debt instruments (including our Revolving Credit Facility), we allocate a portion of such debt instruments' interest expense to discontinued operations; we compute this allocation based on the percentage that the related properties represent of all properties included in determining the amount of our borrowing capacity under such debt instruments.

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

Accounts Receivable

        Our accounts receivable are reported net of an allowance for bad debts of $448 at December 31, 2007 and $252 at December 31, 2006. We use judgment in estimating the uncollectability of our accounts receivable based primarily upon the payment history and credit status of the entities associated with the individual accounts.

Revenue Recognition

        We recognize rental revenue evenly over the terms of tenant leases. When our leases provide for contractual rent increases, which is most often the case, we average the non-cancelable rental revenues over the lease terms to evenly recognize such revenues; we refer to the adjustments resulting from this process as straight-line rental revenue adjustments. We consider rental revenue under a lease to be non-cancelable when a tenant: (1) may not terminate its lease obligation early; or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable. We report these straight-line rental revenue adjustments recognized in advance of payments received as deferred rent receivable on our Consolidated Balance Sheets. We report prepaid tenant rents as rents received in advance on our Consolidated Balance Sheets.

        When tenants terminate their lease obligations prior to the end of their agreed lease terms, they typically pay fees to cancel these obligations. We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is generally recognized evenly over the remaining life of the new or modified lease in place on that property.

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

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

        We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled "Acquisitions of Real Estate." We amortize the intangible assets and deferred revenue as follows:

•	Lease to market value	Related lease terms
•	Lease-up value	Related lease terms or estimated period of time that tenant will lease space in property
•	Deemed cost avoidance	Related lease terms
•	Tenant relationship value	Estimated period of time that tenant will lease space in property
•	Market concentration premium	40 years

        We recognize the amortization of lease to market value assets and deferred revenues as adjustments to rental revenue reported in our Consolidated Statements of Operations; we refer to this amortization as amortization of deferred market rental revenue. We recognize the amortization of other intangible assets on real estate acquisitions as depreciation and amortization expense on our Consolidated Statements of Operations.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Common units of the Operating Partnership ("common units") are substantially similar economically to our common shares of beneficial interest ("common shares"). Common units not owned by us are also exchangeable into our common shares, subject to certain conditions.

        The Operating Partnership has 352,000 Series I Preferred Units issued to an unrelated party that have a liquidation preference of $25.00 per unit, plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by the Operating Partnership at our option any time after September 22, 2019. The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for common shares in accordance with the terms of the Operating Partnership's agreement of limited partnership.

Earnings Per Share ("EPS")

        We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Our computation of diluted EPS is similar except that:

  •
  the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock method; and

  •
  the numerator is adjusted to add back any convertible preferred dividends and any other changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year. A summary of the

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$31,379	$30,508	$32,667
Add: Gain on sales of real estate, net	1,560	732	268
Less: Preferred share dividends	(16,068)	(15,404)	(14,615)
Less: Issuance costs associated with redeemed preferred shares	—	(3,896)	—

Numerator for basic and diluted EPS from continuing operations	16,871	11,940	18,320
Add: Income from discontinued operations, net	1,845	17,987	6,096

Numerator for basic and diluted EPS on net income available to common shareholders	$18,716	$29,927	$24,416

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	46,527	41,463	37,371
Dilutive effect of share-based compensation awards	1,103	1,799	1,626

Denominator for diluted EPS	47,630	43,262	38,997

Basic EPS:
Income from continuing operations	$0.36	$0.29	$0.49
Income from discontinued operations	0.04	0.43	0.16

Net income available to common shareholders	$0.40	$0.72	$0.65

Diluted EPS
Income from continuing operations	$0.35	$0.28	$0.47
Income from discontinued operations	$0.04	$0.41	$0.16

Net income available to common shareholders	$0.39	$0.69	$0.63

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2007	2006	2005
Conversion of weighted average common units	8,296	8,511	8,702
Conversion of weighted average convertible preferred units	176	176	176
Conversion of weighted average convertible preferred shares	425	N/A	N/A
Share-based compensation awards	—	—	206

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        As discussed in Note 9, on September 18, 2006, the Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate of 18.5249 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2007 and is equivalent to an exchange price of $53.98 per common share). The Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during the period over which the notes were outstanding was less than $53.98.

Share-Based Compensation

        We have historically issued two forms of share-based compensation: options to purchase common shares ("options") and restricted common shares ("restricted shares"). Effective, January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost should then be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Effective upon our adoption of SFAS 123(R), we began capitalizing costs associated with share-based compensation attributable to employees engaged in construction and development activities. We used the modified prospective application approach to adoption provided for under SFAS 123(R); under this approach, we recognized compensation cost on or after January 1, 2006 for the portion of outstanding awards for which the requisite service was not yet rendered, based on the fair value of those awards on the date of grant.

        We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Prior to January 1, 2006, our general method for accounting for share-based compensation was as follows:

  •
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

Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, escrows, accounts receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. The carrying or contract values of notes receivable, which are included in prepaid and other assets on our Consolidated Balance Sheets, approximated their fair values at December 31, 2007 and 2006. You should refer to Notes 9 and 10 for fair value of debt and derivative information.

Reclassification

        We reclassified certain amounts from the prior periods in connection with discontinued operations to conform to the current period presentation of our Consolidated Financial Statements. These reclassifications did not affect previously reported consolidated net income or shareholders' equity.

Recent Accounting Pronouncement

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with earlier application encouraged. We do not expect that the adoption of this Statement will have a material effect on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. While we are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations, we do believe that SFAS 141(R) will require us to expense transaction costs associated with property acquisitions, which is a significant change since our current practice is to capitalize such costs into the cost of acquisitions.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS 160 on our consolidated financial position and results of operations.

3. Concentration of Rental Revenue

Major Tenants

        The following table summarizes the percentage of our total rental revenue (which excludes tenant recoveries and other real estate operations revenue) earned from (1) individual tenants that accounted

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

3. Concentration of Rental Revenue (Continued)

for at least 5% of our rental revenue from continuing and discontinued operations and (2) the aggregate of the five tenants from which we recognized the most rental revenue in the respective years:

	For the Years Ended December 31,
	2007	2006	2005
United States Government	12%	13%	11%
Northrop Grumman Corporation(1)	9%	N/A	N/A
Booz Allen Hamilton, Inc.	7%	7%	6%
Computer Sciences Corporation(1)	N/A	N/A	5%
Five largest tenants	31%	32%	30%

    (1)
    Includes affiliated organizations and agencies and predecessor companies.

Geographical Concentration

        We derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. The table below sets forth certain of these concentrations:

	Percentage of Total Revenue from Real Estate Operations for the Years Ended December 31,
	2007	2006	2005
Mid-Atlantic region of United States	94%	95%	99%
Greater Washington, D.C.(1)	74%	78%	83%
Baltimore/Washington Corridor	47%	48%	49%

    (1)
    Comprised of our properties in the Baltimore/Washington Corridor (defined as the Maryland counties of Howard and Anne Arundel), Northern Virginia (defined as Fairfax County, Virginia), Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick) and St. Mary's and King George Counties (located in Maryland and Virginia, respectively). This region is included in the Mid-Atlantic region of the United States.

        Substantially all of our construction contract and service operations revenues were derived from operations in the Greater Washington, D.C. region.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties

        Operating properties consisted of the following:

	December 31,
	2007	2006
Land	$413,779	$343,098
Buildings and improvements	2,064,133	1,689,359

	2,477,912	2,032,457
Less: accumulated depreciation	(285,440)	(219,574)

	$2,192,472	$1,812,883

        As of December 31, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central New Jersey Region). We completed the sale of this property on January 31, 2008. The components associated with 429 Ridge Road as of December 31, 2007 included the following:

December 31, 2007
Land	$2,932
Buildings and improvements	15,003

17,935
Less: accumulated depreciation	(2,947)

$14,988

        Projects we had under construction or development consisted of the following:

	December 31,
	2007	2006
Land	$214,696	$153,436
Construction in progress	181,316	144,991

	$396,012	$298,427

2007 Acquisitions

        On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition. All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore, Maryland region ("Suburban Baltimore")) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor. We believe that the land parcels can support at least 2.0 million developable square feet. We completed the

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties (Continued)

Nottingham Acquisition for an aggregate cost of $366,852. The table below sets forth the allocation of the acquisition costs of the Nottingham Acquisition:

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

        Other acquisitions completed in 2007 included the following:

  •
  the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs, Colorado ("Colorado Springs") that we believe can support approximately 1.9 million developable square feet of office space for $13,586 on April 6, 2007; and

  •
  a 56-acre parcel of land located in Aberdeen, Maryland that we believe can support up to 800,000 developable square feet for $10,455 on September 14, 2007 (Aberdeen, Maryland is located in our Suburban Baltimore region). The property is located adjacent to Aberdeen Proving Ground, a United States Government installation.

        In addition, we acquired a 23-acre parcel of land located in Hanover, Maryland on July 2, 2007, with a fair value upon our acquisition of $9,829 (including improvements thereon contributed by us), through Arundel Preserve #5, LLC, a consolidated joint venture in which we own a 50% interest (Hanover, Marylandi s located in our Baltimore/Washington Corridor region). The joint venture is constructing an office property on the land parcel totaling approximately 152,000 square feet, and we believe the land parcel can support up to 303,000 additional developable square feet. We discuss joint ventures further in Note 5.

2007 Construction and Development Activities

        During 2007, we had five properties totaling 568,433 square feet (three located in the Baltimore/Washington Corridor and two in our Other region) become fully operational (68,196 of these square

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties (Continued)

feet were placed into service in 2006) and placed into service 48,377 square feet in a partially operational property located in the Baltimore/Washington Corridor.

        As of December 31, 2007, we had construction underway on four new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through Arundel Preserve #5, LLC), four in Colorado Springs and two in San Antonio, Texas ("San Antonio"). We also had development activities underway on four new buildings located in the Baltimore/Washington Corridor, two each in Colorado Springs and Suburban Baltimore and one each in Suburban Maryland and King George County, Virginia. In addition, we had redevelopment underway on one wholly owned existing building located in Colorado Springs and three properties owned by joint ventures (two are located in Northern Virginia and one in the Baltimore/Washington Corridor).

2007 Dispositions

        We sold the following operating properties in 2007:

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
2 and 8 Centre Drive(1)	Monroe, New Jersey	9/7/2007	2	32,331	$6,000	$1,931
7321 Parkway Drive(2)	Hanover, Maryland	9/7/2007	1	39,822	5,000	855
10552 Philadelphia Road(3)	White Marsh, Maryland	12/27/2007	1	56,000	6,800	1,127	(4)

			4	128,153	$17,800	$3,913

(1)
Located in the Northern/Central New Jersey region.

(2)
Located in the Baltimore/Washington Corridor region.

(3)
Located in the Suburban Baltimore region.

(4)
Excluding income tax of $44 on this gain.

        We also sold three parcels of land in our Suburban Baltimore region totaling 16 acres developable into approximately 230,000 square feet for an aggregate of $8,687, resulting in a gain of $3,002 (excluding income tax of $1,069).

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties (Continued)

2006 Acquisitions

        We acquired the following office properties in 2006:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Initial Cost
North Creek	Colorado Springs, CO	5/18/2006	3	324,549	$41,508
1915 & 1925 Aerotech Drive	Colorado Springs, CO	6/8/2006	2	75,892	8,378
7125 Columbia Gateway Drive	Columbia, MD(1)	6/29/2006	1	611,379	74,168

			6	1,011,820	$124,054

(1)
Located in the Baltimore/Washington Corridor.

        The table below sets forth the allocation of the acquisition costs of the properties described above:

	North Creek	1915 & 1925 Aerotech Drive	7125 Columbia Gateway Drive	Total
Land, operating properties	$2,735	$1,113	$17,126	$20,974
Building and improvements	34,161	6,161	46,964	87,286
Intangible assets on real estate acquisitions	5,694	1,235	11,959	18,888

Total assets	42,590	8,509	76,049	127,148
Deferred revenue associated with acquired operating leases	(1,082)	(131)	(1,881)	(3,094)

Total acquisition cost	$41,508	$8,378	$74,168	$124,054

        We also acquired the following properties in 2006:

•
a property located in Colorado Springs containing a 74,749 square foot building that will be redeveloped and a four-acre parcel of land that we believe can support approximately 30,000 developable square feet for $2,602 on January 19, 2006;

•
a 31-acre parcel of land located in San Antonio that we believe can support approximately 375,000 developable square feet for $7,430 on January 20, 2006;

•
a six-acre parcel of land located in Hanover, Maryland that we believe can support approximately 60,000 developable square feet for $2,141 on February 28, 2006;

•
a 20-acre parcel of land located in Colorado Springs that we believe can support approximately 300,000 developable square feet for $1,060 on April 21, 2006;

•
a 13-acre parcel of land located in Colorado Springs that we believe can support approximately 150,000 developable square feet for $2,263 on May 19, 2006;

•
a 178-acre parcel of land located in Annapolis Junction, Maryland, located adjacent to the National Business Park, that we believe can support approximately 1.25 million developable square feet for

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties (Continued)

  $26,833 on June 29, 2006 (Annapolis Junction, Maryland is located in the Baltimore/Washington Corridor);

•
a five-acre parcel of land located in Columbia, Maryland that we believe can support approximately 120,000 developable square feet for $3,361 on June 29, 2006;

•
a 28-acre parcel of land located in Chesterfield, Virginia on September 15, 2006 that was acquired under the terms of a lease for a 193,000 square foot building that we are constructing on the property (Chesterfield, Virginia, which is located in Greater Richmond, Virginia, is included in our "Other" business segment). The fair value of the land and closing costs associated with the title transfer totaled $1,303; and

•
approximately 500 acres of the 591-acre former Fort Ritchie United States Army base located in Cascade, Washington County, Maryland for a value of $5,576 (Washington County, Maryland is included in our "Other" business segment); we acquired the remaining 91 acres in 2007. The 591-acre parcel is anticipated to accommodate a total of 1.7 million square feet of office space and 673 residential units, including approximately 306,000 square feet of existing office space and 110 existing rentable residential units.

        In addition, we acquired the following properties through consolidated real estate joint ventures in 2006:

  •
  a land parcel located in the Baltimore/Washington Corridor, with a value upon our acquisition of $4,564, on February 10, 2006 through Commons Office 6-B, LLC, a 50% owned consolidated joint venture constructing an office property totaling approximately 44,000 square feet; and

  •
  a 153-acre parcel of land located near the Indian Head Naval Surface War Center in Charles County, Maryland, with a value upon our acquisition of $2,905, on October 23, 2006 through COPT-FD Indian Head, LLC, a 75% owned consolidated joint venture (Charles County, Maryland is included in our "Other" business segment).

We describe these joint ventures further in Note 5.

2006 Construction and Development Activities

        During 2006, we had seven properties totaling 866,000 square feet (four located in the Baltimore/Washington Corridor and one each in Northern Virginia, Colorado Springs and St. Mary's County, Maryland) become fully operational and had one property in the Baltimore/Washington Corridor become partially operational due to 68,196 square feet being placed into service.

        As of December 31, 2006, we had construction underway on four new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through a 50% joint venture) and one each in Suburban Baltimore, Colorado Springs, Chesterfield, Virginia and Southwest Virginia. We also had development activities underway on five new buildings located in the Baltimore/Washington Corridor (including one owned through a joint venture), two each in Suburban Maryland and Colorado Springs (one of which we own a 50% undivided interest) and one each in Suburban Baltimore and King George County, Virginia. In addition, we had redevelopment underway on two wholly owned existing buildings (one is located in the Baltimore/Washington Corridor and one in Colorado Springs) and two properties owned by a joint venture (one is located in Northern Virginia and one in the Baltimore/Washington Corridor).

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

4. Commercial Real Estate Properties (Continued)

2006 Dispositions

        We sold the following operating properties in 2006:

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
Lakeview at the Greens	Laurel, Maryland(1)	2/6/2006	2	141,783	$17,000	$2,087
68 Culver Road	Dayton, New Jersey	3/8/2006	1	57,280	9,700	335
710 Route 46	Fairfield, New Jersey	7/26/2006	1	101,263	15,750	4,498
230 Schilling Circle	Hunt Valley, Maryland(2)	8/9/2006	1	107,348	13,795	951
7 Centre Drive	Monroe, New Jersey	8/30/2006	1	19,468	3,000	684
Brown's Wharf	Baltimore, Maryland	9/28/2006	1	104,203	20,300	8,476

			7	531,345	$79,545	$17,031

(1)
Located in the Suburban Maryland region.

(2)
Located in the Suburban Baltimore region.

        We also sold the following in 2006:

  •
  a newly constructed property in Columbia, Maryland for $2,530 on January 17, 2006. We recognized a gain of $111 on this sale; and

  •
  a two-acre parcel of land located in Linthicum Heights, Maryland for $900 on September 7, 2006 (Linthicum Heights, Maryland is located in the Baltimore/Washington Corridor). We recognized a gain of $165 on this sale.

5. Real Estate Joint Ventures

        During 2007, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below.

	Balance at December 31,
			Date Acquired		Nature of Activity	Total Assets at 12/31/2007	Maximum Exposure to Loss(1)
	2007	2006		Ownership
Harrisburg Corporate Gateway Partners, L.P.	$(4,246)(2)	$(3,614)(2)	9/29/2005	20%	Operates 16 buildings(3)	$72,824	$—

(1)
Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us. Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages. Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, which we would be required to make if certain contingent events occur (see Note 19).

(2)
The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at December 31, 2007 and $5,072 at December 31, 2006 due to our deferral of gain on the contribution by us of real

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

5. Real Estate Joint Ventures (Continued)

  estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)
This joint venture's property is located in Greater Harrisburg, Pennsylvania.

        A two-member management committee is responsible for making major decisions (as defined in the joint venture agreement) for Harrisburg Corporate Gateway Partners, L.P., and we control one of its management committee positions. Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests.

        The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	December 31,
	2007	2006
Commercial real estate property	$71,205	$72,688
Other assets	1,619	3,207

Total assets	$72,824	$75,895

Liabilities	$67,991	$67,350
Owners' equity	4,833	8,545

Total liabilities and owners' equity	$72,824	$75,895

        The following table sets forth combined condensed statements of operations for the two unconsolidated real estate joint ventures we owned from January 1, 2005 through December 31, 2007, which included Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners, a joint venture that was dissolved on July 26, 2006:

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$9,795	$11,521	$5,850
Property operating expenses	(3,467)	(4,067)	(2,351)
Interest expense	(4,099)	(4,224)	(1,843)
Depreciation and amortization expense	(3,397)	(4,464)	(1,490)
Gain on sale	—	4,032	—

Net (loss) income	$(1,168)	$2,798	$166

        Prior to its dissolution, we had a 20% ownership interest in Route 46 Partners, a joint venture that operated one office property in Fairfield, New Jersey. Route 46 Partners sold the office property for $27,000 on July 26, 2006, after which the joint venture was dissolved, and we recognized a gain of $563 on the disposition of our joint venture interest. The table above includes net income from Route 46 Partners of $3,501 for 2006. Our joint venture partner in Route 46 Partners had preference in receiving distributions of cash flows for a defined return. We were not entitled to receive distributions for a defined return until our partner received its defined return. We did not recognize income from our

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

5. Real Estate Joint Ventures (Continued)

investment in Route 46 Partners in 2005 and 2006 until the dissolution of the entity since the income earned by the entity in those periods did not exceed our partner's defined return until that point in time. Upon dissolution of the entity, we recognized income from our investment of $60, excluding the $563 gain on disposition of the joint venture interest discussed above.

        We acquired the following interests in consolidated real estate joint ventures in 2006 and 2007:

  •
  a 50% interest in Commons Office 6-B, LLC in 2006. On February 10, 2006, this entity acquired a land parcel located in Hanover, Maryland, on which an office property totaling approximately 44,000 square feet was under construction. We acquired the remaining 50% interest in this entity for $1,262 on May 24, 2007;

  •
  a 75% interest in COPT—FD Indian Head, LLC in 2006. This entity acquired a 153-acre land parcel located near the Indian Head Naval Surface War Center in Charles County, Maryland on October 23, 2006. Net cash flows of the venture will be distributed to the partners in proportion to their respective ownership interests;

  •
  a 90% interest in Enterprise Campus Developer, LLC "Enterprise Campus"), the formation of which was completed on June 26, 2007. This entity was created to develop and construct one or more office buildings on land parcels located in College Park, Maryland as part of a joint venture called M Square Associates, LLC ("M Square") that was not formed until January 29, 2008, as discussed in Note 22 below (College Park, Maryland is located in the Suburban Maryland region). At December 31, 2007, development and construction activities were underway in anticipation of Enterprise Campus' impending membership into M Square. Net cash flows of the joint venture will be distributed to the partners as follows: (1) a $250 priority preferred return to us representing a return on a deposit we paid in lieu of a development bond on behalf of the joint venture; (2) the partners' preferred returns and capital investments in proportion to the partners' respective ownership interests; and (3) residual amounts according to a waterfall distribution schedule defined in the joint venture agreement under which our partner, who is acting as manager of day-to-day construction activities of the project, receives returns incrementally higher than its ownership percentage as net cash flows to the joint venture increase;

  •
  a 50% interest in Arundel Preserve #5, LLC, on July 2, 2007. The joint venture owns a land parcel located in Hanover, Maryland on which it is constructing an office property totaling approximately 152,000 square feet. We believe the land parcel can support up to 303,000 additional developable square feet. Our partner received a capital credit for its contribution of the land to the joint venture, and we are responsible for funding all development and construction costs for which financing is not obtained. Net cash flows will be distributed to the partners as follows: (1) preferred returns in proportion to the partners' respective capital accounts; (2) repayment of any building operating reserves funded by us; and (3) residual cash flows in proportion to the partners' respective ownership interests; and

  •
  a 92.5% interest in 13849 Park Center Road, LLC, a joint venture formed in 2007 to own property undergoing redevelopment that was previously owned by COPT Opportunity Invest, LLC. Net cash flows of the joint venture will be distributed to the partners in proportion to and to the extent of (1) their preferred returns (as defined in the joint venture agreement)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

5. Real Estate Joint Ventures (Continued)

    and (2) their capital accounts, and any residual amounts according to a waterfall distribution schedule defined in the joint venture agreement under which our partner, who is acting as manager of day-to-day construction activities of the project, receives returns incrementally higher than its ownership percentage as net cash flows to the joint venture increase.

        The table below sets forth information pertaining to our investments in consolidated joint ventures at December 31, 2007:

	Date Acquired	Ownership % at 12/31/2007	Nature of Activity	Total Assets at 12/31/2007	Collateralized Assets at 12/31/2007
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties(1)	$45,876	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel(2)	22,059	—
Enterprise Campus Developer, LLC	6/26/2007	90.0%	Developing land parcels(3)	14,208	—
13849 Park Center Road, LLC	10/2/2007	92.5%	Redeveloping one property(4)	6,696	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel(5)	4,559	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building(6)	4,403	—

				$97,801	$—

(1)
This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2)
This joint venture is developing a land parcel located in Hanover, Maryland.

(3)
This joint venture is developing land parcels located in College Park, Maryland.

(4)
This joint venture is redeveloping a property in the Northern Virginia region.

(5)
This joint venture's property is located in Charles County, Maryland (located in our "Other" business segment).

(6)
This joint venture's property is located in Lanham, Maryland (located in the Suburban Maryland region).

        Net cash flows of COPT Opportunity Invest I, LLC and MOR Forbes 2 LLC will be distributed to the partners in proportion to and to the extent of (1) their preferred returns (as defined in the joint venture agreements) and (2) their capital accounts, and any residual amounts according to a waterfall distribution schedule defined in the joint venture agreements under which our partners, who are acting as managers of day-to-day construction activities of the projects, receive returns incrementally higher than their ownership percentages as net cash flows to the joint venture increase.

        Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 19.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

6. Intangible Assets on Real Estate Acquisitions

        Intangible assets on real estate acquisitions consisted of the following:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease-up value	$125,338	$58,435	$66,903	$105,719	$38,279	$67,440
Tenant relationship value	35,188	7,892	27,296	9,371	1,178	8,193
Lease cost portion of deemed cost avoidance	17,133	8,697	8,436	12,880	5,819	7,061
Lease to market value	14,428	9,555	4,873	10,623	7,178	3,445
Market concentration premium	1,334	181	1,153	1,333	147	1,186

	$193,421	$84,760	$108,661	$139,926	$52,601	$87,325

        Amortization of the intangible asset categories set forth above totaled $32,157 in 2007, $20,675 in 2006 and $12,525 in 2005. The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: seven years; lease cost portion of deemed cost avoidance: five years; lease to market value: four years; and market concentration premium: 35 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above is $21.1 million for 2008, $18.5 million for 2009, $14.3 million for 2010, $11.5 million for 2011 and $9.2 million for 2012.

7. Deferred Charges

        Deferred charges consisted of the following:

	December 31,
	2007	2006
Deferred leasing costs	$63,052	$52,263
Deferred financing costs	32,617	28,275
Goodwill	1,853	1,853
Deferred other	155	155

	97,677	82,546
Accumulated amortization	(48,626)	(38,836)

Deferred charges, net	$49,051	$43,710

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

8. Prepaid and Other Assets

        Prepaid and other assets consisted of the following:

	December 31,
	2007	2006
Construction contract costs incurred in excess of billings	$19,425	$18,324
Prepaid expenses	13,907	9,059
Furniture, fixtures and equipment	10,196	10,495
Other assets	8,920	10,589

Prepaid and other assets	$52,448	$48,467

9. Debt

        Our debt consisted of the following:

		Carrying Value at December 31,
	Maximum Principal Amount Under Debt at December 31, 2007				Scheduled Maturity Dates at December 31, 2007
				Stated Interest Rates at December 31, 2007
		2007	2006
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$361,000	$185,000	LIBOR + 0.75% to 1.25%(1)	September 30, 2011(2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans(3)	N/A	1,124,551	1,020,619	5.20%—8.63%(4)	2008 - 2034(5)
Variable rate construction loan facilities	111,500	104,089	56,079	LIBOR + 1.40% to 1.50%(6)	2008(7)
Other variable-rate secured loans	N/A	34,500	34,500	LIBOR + 1.20% to 1.50%(8)	2008

Total mortgage and other secured loans		1,263,140	1,111,198

Note payable
Unsecured seller notes	N/A	1,702	2,339	0%—5.95%	2008-2016

Total mortgage and other loans payable		1,625,842	1,298,537
3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026(9)

Total debt		$1,825,842	$1,498,537

(1)
The weighted average interest rate on the Revolving Credit Facility was 5.89% at December 31, 2007.

(2)
The Revolving Credit Facility may be extended for a one-year period at our option, subject to certain conditions.

(3)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $605 at December 31, 2007 and $210 at December 31, 2006.

(4)
The weighted average interest rate on these loans was 5.92% at December 31, 2007.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

9. Debt (Continued)

(5)
A loan with a balance of $4,819 at December 31, 2007 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(6)
The weighted average interest rate on these loans was 6.48% at December 31, 2007.

(7)
At December 31, 2007, $84,589 in loans scheduled to mature in 2008 may be extended by us for a one-year period, subject to certain conditions; we expect to extend $40,589 of these loans.

(8)
The weighted average interest rate on these loans was 6.59% at December 31, 2007.

(9)
Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.

        On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC acted as co-lead arrangers, KeyBank National Association acted as administrative agent and Wachovia Bank, National Association acted as syndication agent. The amended and restated credit agreement increased the amount of the lenders' aggregate commitment under the facility from $500,000 to $600,000, which includes a $50,000 letter of credit subfacility and a $50,000 swingline facility (same-day draw requests), with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $800,000, subject to certain conditions. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions. The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 0.75% to 1.25%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as the administrative agent or (b) the Federal Funds Rate, as defined in the credit agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under the facility is payable on the maturity date. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.125% to 0.20%. As of December 31, 2007, the maximum amount of borrowing capacity under this line of credit totaled $600,000, of which $238,000 was available.

        On September 18, 2006, the Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.5249 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2007 and is equivalent to an exchange price of $53.98 per common share). On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to September 11, 2011, subject to certain exceptions, if (1) a "fundamental change" occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

9. Debt (Continued)

such "fundamental change," we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a "make whole premium." The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership's obligations under the notes are fully and unconditionally guaranteed by us.

        In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral. As of December 31, 2007, a majority of our real estate properties were collateralized on loan obligations. Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness. As of December 31, 2007, we were in compliance with these financial covenants.

        Our debt matures on the following schedule:

2008	$297,120
2009	62,643
2010	74,033
2011	470,814
2012	42,200
Thereafter	878,427

Total	$1,825,237	(1)

    (1)
    Represents scheduled principal amortization and maturities only and therefore excludes net premiums of $605.

        We estimate that the fair value of our debt was $1,826,473 at December 31, 2007 and $1,510,698 at December 31, 2006.

        Weighted average borrowings under our Revolving Credit Facility totaled $298,901 in 2007 and $290,660 in 2006. The weighted average interest rate on this credit facility was 6.45% in 2007 and 6.42% in 2006.

        We capitalized interest costs of $19,274 in 2007, $14,559 in 2006 and $9,871 in 2005.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

10. Derivatives

        The following table sets forth our derivative contracts and their respective fair values:

					Fair Value at December 31,
	Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date
Nature of Derivative					2007	2006
Interest rate swap	$50,000	5.0360%	3/28/2006	3/30/2009	$(765)	$(42)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(486)	(133)
Interest rate swap	25,000	5.2320%	5/1/2006	5/1/2009	(486)	(133)
Interest rate swap	50,000	4.3300%	10/23/2007	10/23/2009	(596)	N/A

					$(2,333)	$(308)

        These amounts are included on our Consolidated Balance Sheets as other liabilities.

        We designated these derivatives as cash flow hedges. These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

        The table below sets forth our accounting application of changes in derivative fair values:

	For the Years Ended December 31,
	2007	2006	2005
Decrease in fair value applied to
AOCL(1) and minority interests	$(2,025)	$(308)	$—

    (1)
    AOCL is defined in Note 2.

11. Shareholders' Equity

Preferred Shares

        Preferred shares of beneficial interest ("preferred shares") consisted of the following:

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

11. Shareholders' Equity (Continued)

        Set forth below is a summary of additional information pertaining to our preferred shares of beneficial interest:

Series of Preferred Share of Beneficial Interest	# of Shares Issued	Month of Issuance	Annual Dividend Yield(1)	Annual Dividend Per Share	Earliest Redemption Date
Series E	1,150,000	April 2001	10.250%	2.56250	NA(2)
Series F	1,425,000	September 2001	9.875%	2.46875	NA(3)
Series G	2,200,000	August 2003	8.000%	2.00000	8/11/2008
Series H	2,000,000	December 2003	7.500%	1.87500	12/18/2008
Series J	3,390,000	July 2006	7.625%	1.90625	7/20/2011
Series K	531,667	January 2007	5.600%	2.80000	1/9/2017

(1)
Yield computed based on redemption price ($25 per share for Series E through Series J and $50 per share for Series K).

(2)
All outstanding Series E Preferred Shares were redeemed on July 15, 2006.

(3)
All outstanding Series F Preferred Shares were redeemed on October 15, 2006.

        Series E through Series J Preferred Shares of beneficial interest set forth in the table above are nonvoting and redeemable for cash at $25 per share at our option on or after the earliest redemption date. Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest ("Series K Preferred Shares") in the table above are nonvoting and redeemable for cash at $50 per share at our option on or after January 9, 2017. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of preferred units in the Operating Partnership owned by us that carries substantially the same terms.

        On July 15, 2006, we redeemed all of the outstanding 10.25% Series E Cumulative Redeemable Preferred Shares of beneficial interest (the "Series E Preferred Shares") at a price of $25 per share, or $28,750. On October 15, 2006, we redeemed all of the outstanding Series F Cumulative Redeemable Preferred Shares of beneficial interest (the "Series F Preferred Shares") at a price of $25 per share, or $35,625. We recognized a $3,896 decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E and Series F Preferred Shares at the time of the redemption.

        On July 20, 2006, we completed the sale of 3.39 million Series J Cumulative Redeemable Preferred Shares (the "Series J Preferred Shares") at a price of $25 per share. We contributed the net proceeds after offering costs totaling $81,857 to our Operating Partnership in exchange for 3.39 million Series J Preferred Units. The Series J Preferred Units carry terms that are substantially the same as the Series J Preferred Shares.

        On January 9, 2007, we issued the Series K Preferred Shares in the Nottingham Acquisition at a value of, and liquidation preference equal to, $50 per share. The Series K Preferred Shares are nonvoting, redeemable for cash at $50 per share at our option on or after January 9, 2017, and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

11. Shareholders' Equity (Continued)

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

        In connection with the Nottingham Acquisition in January 2007, we issued 3.2 million common shares at a value of $49.57 per share.

        Over the three years ended December 31, 2007, common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit in the amount of 554,221 in 2007, 245,793 in 2006 and 253,575 in 2005.

        See Note 12 for disclosure regarding common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

        The table below sets forth activity in the accumulated other comprehensive loss component of shareholders' equity:

	For the Years Ended December 31,
	2007	2006	2005
Beginning balance	$(693)	$(482)	$—
Unrealized loss on derivatives, net of minority interests	(1,731)	(262)	(482)
Realized loss on derivatives, net of minority interests	52	51	—

Ending balance	$(2,372)	$(693)	$(482)

        The table below sets forth our comprehensive income:

	For the Years Ended December 31,
	2007	2006	2005
Net income	$34,784	$49,227	$39,031
Unrealized loss on derivatives, net of minority interests	(1,731)	(262)	(482)
Realized loss on derivatives, net of minority interests	52	51	—

Total comprehensive income	$33,105	$49,016	$38,549

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans

Share-based Compensation Plans

        In 1993, we adopted a plan for our Trustees under which we have 75,000 options reserved for issuance. These options expire ten years after the date of grant and are all exercisable. Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission. As of December 31, 2007, there were no remaining awards available for future grant under this plan.

        In March 1998, we adopted a long-term incentive plan for our Trustees and employees. This plan provides for the award of options, restricted shares and dividend equivalents. We are authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares. Trustee options under this plan become exercisable beginning on the first anniversary of their grant. The vesting periods for employees' options under this plan range from immediately to five years, although they generally are three years. Options expire ten years after the date of grant. Restricted shares generally vest either over (1) a five-year period in specified percentages or (2) a three-year period in equal increments, beginning on the first anniversary of the grant date provided that the employees remain employed by us. Shares for this plan are issued under a registration statement on Form S-8 that became effective upon filing with the Securities and Exchange Commission. As of December 31, 2007, we had 975,504 awards available for future grant under this plan.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes option transactions under the plans described above:

	Shares	Range of Exercise Price per Share		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,687,084	$5.38–$28.69		$11.43
Granted—2005	521,588	$25.52–$36.08		$28.38
Forfeited/Expired—2005	(87,665)	$10.00–$34.89		$23.60
Exercised—2005	(411,080)	$5.38–$25.05		$10.70

Outstanding at December 31, 2005	2,709,927	$5.63–$36.08		$14.41
Granted—2006	503,800	$36.24–$50.59		$42.84
Forfeited/Expired—2006	(68,107)	$13.60–$47.79		$33.43
Exercised—2006	(589,101)	$5.63–$34.76		$11.49

Outstanding at December 31, 2006	2,556,519	$7.38–$50.59		$20.18	6	$77,447
Granted—2007	297,691	$42.40–$57.00		$47.87
Forfeited/Expired—2007	(99,177)	$20.34–$53.16		$42.31
Exercised—2007	(613,689)	$5.25–$44.73		$12.18

Outstanding at December 31, 2007	2,141,344	$7.38–$57.00		$25.29	6	$22,639

Exercisable at December 31, 2005	2,054,919		(1)	$10.58

Exercisable at December 31, 2006	1,753,428		(2)	$12.65

Exercisable at December 31, 2007	1,507,876		(3)	$18.05	5	$22,248

Options expected to vest	589,125	$25.52–$57.00		$42.54	9	$364

(1)
486,250 of these options had an exercise price ranging from $5.63 to $7.99; 854,027 had an exercise price ranging from $8.00 to $10.99; 590,104 had an exercise price ranging from $11.00 to $16.99; and 124,538 had an exercise price ranging from $17.00 to $28.69.

(2)
234,082 of these options had an exercise price ranging from $7.38 to $7.99; 754,068 had an exercise price ranging from $8.00 to $10.99; 456,732 had an exercise price ranging from $11.00 to $16.99; 198,241 had an exercise price ranging from $17.00 to $25.99; and 110,305 had an exercise price range of $26.00 to $36.08.

(3)
232,982 of these options had an exercise price ranging from $7.38 to $7.99; 291,762 had an exercise price ranging from $8.00 to $10.99; 406,211 had an exercise price ranging from $11.00 to $16.99; 237,382 had an exercise price ranging from $17.00 to $25.99; 163,648 had an exercise price ranging from $26.00 to $34.99; 130,265 had an exercise price ranging from $35.00 to $43.99; and 45,626 had an exercise price ranging from $44.00 to $52.99.

The aggregate intrinsic value of options exercised was $23,627 in 2007, $19,748 in 2006 and $8,366 in 2005.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

        We received proceeds from the exercise of options of $7,476 in 2007, $6,767 in 2006 and $4,398 in 2005.

        We computed share-based compensation expense under the fair value method using the Black-Scholes option-pricing model; the weight average assumptions we used in that model are set forth below:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average fair value of grants on grant date	$9.58	$8.99	$2.82
Risk-free interest rate(1)	4.64%	4.91%	3.97%
Expected life-years	6.15	6.82	6.00
Expected volatility(2)	21.46%	23.69%	22.70%
Expected dividend yield(3)	3.24%	3.82%	6.90%

    (1)
    Ranged from 4.53% to 4.91% in 2007 and from 4.38% to 5.30% in 2006.

    (2)
    Ranged from 21.28% to 21.75% in 2007 and from 22.37% to 25.11% in 2006.

    (3)
    Ranged from 3.12% to 3.35% in 2007 and from 3.36% to 4.25% in 2006.

        A summary of the weighted average grant-date fair value per option granted is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average grant-date fair value	$9.58	$8.99	$2.82
Weighted average grant-date fair value—exercise price equals market price on grant-date	$9.58	$8.99	$2.83
Weighted average grant-date fair value—exercise price exceeds market price on grant-date	N/A	N/A	$2.51
Weighted average grant-date fair value—exercise price less than market price on grant-date	N/A	N/A	N/A

        The weighted average grant date fair value of option issuances increased significantly in 2006 over previous years due in large part to a large decrease in the weighted average dividend yield assumption in 2006. We derive our dividend yield assumption from the average historical dividend yield on our common shares over a period of time ending on the grant date of options. Prior to 2006, we used a longer historical timeframe for purposes of estimating our dividend yield assumption. In response to the trading price for our common shares having increased significantly through 2006, which had a decreasing effect on our dividend yield, we concluded that the use of a shorter historical timeframe for estimating the dividend yield assumption was appropriate.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes restricted share transactions under the plans described above for 2007 and 2006:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$19.88
Granted	163,420	$42.65
Forfeited	(20,822)	$23.67
Vested	(124,517)	$17.16

Unvested at December 31, 2006	413,690	$29.51
Granted	141,359	$49.50
Forfeited	(1,917)	$50.57
Vested	(137,227)	$22.54

Unvested at December 31, 2007	415,905	$38.50

Restricted shares expected to vest	395,110

        The fair value of restricted shares that vested during the year ended December 31, 2007 was $6,938. The fair value of restricted shares that vested during the year ended December 31, 2006 was $5,319.

        We realized a windfall tax benefit of $562 in 2006 on options exercised and restricted shares vested by employees of our subsidiaries that are subject to income tax. We did not realize a windfall tax benefit in 2007 because COMI had a net operating loss carryforward for tax purposes; had COMI not had a net operating loss carryforward in 2007, we would have recognized a windfall tax benefit of $1,691 in 2007.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

        The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2007	2006
Increase in general and administrative expenses	$4,461	$2,659
Increase in construction contract and other service operations expenses	1,749	964

Share-based compensation expense	6,210	3,623
Income taxes	(150)	(107)
Minority interests	(946)	(617)

Net share-based compensation expense	$5,114	$2,899

Net share-based compensation expense per share
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

        We also capitalized share-based compensation costs of approximately $433 in 2007 and $212 in 2006.

        The amounts included in our Consolidated Statements of Operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 7% for options and a range of 2% to 5% for restricted shares for the year ended December 31, 2007 and 5% for all share-based awards in the year ended December 31, 2006.

        As of December 31, 2007, there was $3,392 of unrecognized compensation cost related to nonvested options that is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2007, there was $10,913 of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately three years.

Disclosure for Periods Prior to 2006, Including Pro Forma Financial Information Under SFAS 123

        Expenses from share-based compensation reflected in our Consolidated Statements of Operations for the year ended December 31, 2005 were as follows:

For the Year Ended December 31, 2005
Increase in general and administrative expenses	$1,903
Increase in construction contract and other service operations expenses	230

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes our operating results for the year ended December 31, 2005 as if we elected to account for our share-based compensation under the fair value provisions of SFAS 123 in those periods:

For the Year Ended December 31, 2005
Net income, as reported	$39,031
Add: Share-based compensation expense, net of related tax effects and minority interests, included in the determination of net income	1,670
Less: Share-based compensation expense determined under the fair value based method, net of related tax effects and minority interests	(1,671)

Net income, pro forma	$39,030

Basic EPS on net income available to common shareholders, as reported	$0.65
Basic EPS on net income available to common shareholders, pro forma	$0.65
Diluted EPS on net income available to common shareholders, as reported	$0.63
Diluted EPS on net income available to common shareholders, pro forma	$0.63

        In computing the amounts reflected above, we accounted for forfeitures as they occurred and we did not capitalize costs associated with share-based compensation.

401(k) Plan

        We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation. We match a participant's contribution in an amount equal to 50% of the participant's elective deferral for the plan year up to a maximum of 6% of a participant's annual compensation. Employees' contributions are fully vested and our matching contributions vest in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $442 in 2007, $538 in 2006 and $396 in 2005. The 401(k) plan is fully funded at December 31, 2007.

Deferred Compensation Plan

        We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We match the participant's contribution in an amount equal to 50% of the participant's elective deferral for the plan year up to a maximum of 6% of a participant's annual compensation after deducting contributions, if any, made under our 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

12. Share-based Compensation and Employee Benefit Plans (Continued)

Deferred compensation related to the Company's matching contribution is charged to expense and vests in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. The balance of the plan, which was fully funded, totaled $6,014 at December 31, 2007 and $5,195 at December 31, 2006, and is included in the accompanying Consolidated Balance Sheets.

13. Related Party Transactions

        We earned fees from unconsolidated joint ventures totaling $458 in 2007, $619 in 2006 and $326 in 2005. These fees were for property management, construction and leasing services performed.

14. Operating Leases

        We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2007 were as follows:

For the Years Ended December 31,
2008	$312,664
2009	275,274
2010	222,978
2011	183,754
2012	146,720
Thereafter	542,382

Total	$1,683,772

        We consider a lease to be noncancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would be highly unlikely.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

15. Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Interest paid, net of capitalized interest	$84,278	$68,617	$57,100

Income taxes paid	$123	$54	$—

Supplemental schedule of non-cash investing and financing activities:
Debt assumed in connection with acquisitions	$38,996	$39,011	$17,347

Issuance of common shares in connection with acquisition of properties (before transaction costs)	$156,691	$—	$—

Issuance of preferred shares in connection with acquisition of properties (before transaction costs)	$26,583	$—	$—

Proceeds from sales of properties invested in restricted cash account	$701	$33,730	$—

Restricted cash used in connection with acquisitions of properties	$20,827	$—	$—

Issuance of common units in the Operating Partnership in connection with acquisition of properties (before transaction costs)	$12,125	$7,497	$2,647

Issuance of common units in the Operating Partnership in connection with contribution of properties accounted for under the financing method of accounting	$—	$—	$3,687

Increase (decrease) in accrued capital improvements and leasing costs	$8,638	$18,181	$(9,349)

Reclassification of operating assets to investment assets in connection with consolidation of real estate joint ventures	$16,725	$—	$—

Consolidation of real estate joint venture:
Real estate assets	$3,864	$—	$—
Prepaid and other assets	1,021	—	—
Minority interest	(4,885)	—	—

Net adjustment	$—	$—	$—

Property acquired through lease arrangement included in rents received in advance and security deposits	$711	$1,282	$—

Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$307	$196	$273

Decrease in fair value of derivatives applied to AOCL and minority interests	$(2,025)	$(308)	$—

Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$29,761	$16,255	$12,888

Dividends/distribution payable	$22,441	$19,164	$16,703

Decrease in minority interests and increase in shareholders' equity in connection with the conversion of common units into common shares	$25,408	$11,078	$9,120

Issuance of restricted shares	$—	$—	$3,276

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)

16. Information by Business Segment

        As of December 31, 2007, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary's and King George Counties; San Antonio; and Northern/Central New Jersey. We also had an office property segment in Greater Harrisburg, Pennsylvania prior to the contribution of our properties in that region into a real estate joint venture in exchange for cash and a 20% interest in such joint venture on September 29, 2005.

        The table below reports segment financial information. Our segment entitled "Other" includes assets and operations not specifically associated with the other defined segments, including corporate assets and investments in unconsolidated entities. We measure the performance of our segments based on total revenues less property operating expenses, a measure we define as net operating income ("NOI"). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary's & King George Counties	San Antonio	Northern/ Central New Jersey	Greater Harrisburg	Other	Intersegment Eliminations	Total
Year Ended December 31, 2007
Revenues	$173,509	$72,402	$54,570	$15,304	$16,675	$10,025	$12,665	$7,370	$4,846	$—	$7,583	$(3,430)	$371,519
Property operating expenses	56,818	25,892	22,013	5,901	6,665	126	3,054	1,577	2,047	—	4,709	(3,862)	124,940

NOI	$116,691	$46,510	$32,557	$9,403	$10,010	$9,899	$9,611	$5,793	$2,799	$—	$2,874	$432	$246,579

Additions to commercial real estate properties	$159,702	$23,696	$280,234	$49,904	$2,927	$1,236	$1,040	$3,204	$688	$—	$61,036	$(2,077)	$581,590

Segment assets at December 31, 2007	$1,215,497	$482,570	$448,093	$181,639	$131,020	$96,051	$95,208	$59,296	$40,672	$—	$181,194	$613	$2,931,853

Year Ended December 31, 2006
Revenues	$147,648	$63,515	$28,570	$9,776	$15,316	$10,025	$12,087	$7,441	$12,295	$(6)	$1,668	$(2,543)	$305,792
Property operating expenses	45,667	22,727	11,889	3,659	5,710	168	3,116	1,533	3,311	(49)	2,042	(3,740)	96,033

NOI	$101,981	$40,788	$16,681	$6,117	$9,606	$9,857	$8,971	$5,908	$8,984	$43	$(374)	$1,197	$209,759

Additions to commercial real estate properties	$190,038	$21,638	$6,206	$66,628	$4,664	$1,202	$1,823	$8,814	$1,398	$5	$39,466	$(1,720)	$340,162

Segment assets at December 31, 2006	$1,081,356	$473,540	$162,786	$135,118	$117,573	$97,795	$97,661	$52,661	$48,499	$—	$155,043	$(2,431)	$2,419,601

Year Ended December 31, 2005
Revenues	$123,819	$60,255	$11,099	$1,006	$12,555	$10,025	$12,852	$1,814	$13,779	$6,605	$169	$(1,619)	$252,359
Property operating expenses	37,373	20,348	4,367	407	4,791	157	2,784	334	5,737	2,209	1,971	(4,238)	76,240

NOI	$86,446	$39,907	$6,732	$599	$7,764	$9,868	$10,068	$1,480	$8,042	$4,396	$(1,802)	$2,619	$176,119

Additions to commercial real estate properties	$144,334	$57,972	$110,085	$57,901	$58,707	$872	$5,739	$42,658	$2,199	$449	$884	$(465)	$481,335

Segment assets at December 31, 2005	$901,718	$463,179	$189,576	$63,767	$130,221	$99,357	$99,191	$42,884	$67,206	$—	$73,423	$(763)	$2,129,759

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

16. Information by Business Segment (Continued)

        The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2007	2006	2005
Segment revenues	$371,519	$305,792	$252,359
Construction contract revenues	37,074	52,182	74,357
Other service operations revenues	4,151	7,902	4,877
Less: Revenues from discontinued operations (Note 18)	(2,570)	(12,214)	(15,550)

Total revenues	$410,174	$353,662	$316,043

        The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2007	2006	2005
Segment property operating expenses	$124,940	$96,033	$76,240
Less: Property expenses from discontinued real estate operations (Note 18)	(1,658)	(3,126)	(5,903)

Total property operating expenses	$123,282	$92,907	$70,337

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

16. Information by Business Segment (Continued)

        The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2007	2006	2005
NOI for reportable segments	$246,579	$209,759	$176,119
Construction contract revenues	37,074	52,182	74,357
Other service operations revenues	4,151	7,902	4,877
Equity in loss of unconsolidated entities	(224)	(92)	(88)
Income tax expense	(569)	(887)	(668)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(106,331)	(78,054)	(60,427)
Construction contract expenses	(35,723)	(49,961)	(72,534)
Other service operations expenses	(4,070)	(7,384)	(4,753)
General and administrative expenses	(20,523)	(16,936)	(13,533)
Interest expense on continuing operations	(82,032)	(70,260)	(53,906)
Gain on sale of non-real estate investment	1,033	—	—
Amortization of deferred financing costs	(3,676)	(2,847)	(2,229)
Minority interests in continuing operations	(3,398)	(3,826)	(4,901)
NOI from discontinued operations	(912)	(9,088)	(9,647)

Income from continuing operations	$31,379	$30,508	$32,667

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

17. Income Taxes (Continued)

        The differences between taxable income reported on our income tax return (estimated 2007 and actual 2006 and 2005) and net income as reported on our Consolidated Statements of Operations are set forth below:

	For the Years Ended December 31,
	2007	2006	2005
	(Estimated)
Net income	$34,784	$49,227	$39,031
Adjustments:
Rental revenue recognition	(6,102)	(8,186)	(7,225)
Compensation expense recognition	(18,986)	(17,079)	(5,068)
Operating expense recognition	194	(118)	(68)
Gain on sales of properties	6,451	(10,690)	7,174
Losses from service operations	(844)	(1,401)	(1,780)
Income tax expense	569	887	699
Depreciation and amortization	44,337	26,554	18,668
Earnings from unconsolidated real estate joint ventures	342	709	307
Minority interests, gross	(1,350)	1,862	(4,828)
Other	(166)	(191)	(737)

Taxable income	$59,229	$41,574	$46,173

        For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Ordinary income	59.5%	50.3%	70.7%	78.4%	87.4%	79.9%
Long term capital gain	16.4%	7.2%	17.8%	21.6%	12.6%	20.1%
Return of capital	24.1%	42.5%	11.5%	0.0%	0.0%	0.0%

        We distributed all of our REIT taxable income in 2007, 2006 and 2005 and, as a result, did not incur Federal income tax in those years on such income. However, we did incur income tax totaling $1,112 in 2007 on built-in gain on properties, which is included in the Consolidated Statements of Operations as follows: $1,068 in gain in sales of real estate, net of minority interests and income taxes; and $44 in discontinued operations net of minority interests and income taxes.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

17. Income Taxes (Continued)

        COMI is subject to Federal and state income taxes. COMI had income before income taxes under GAAP of $1,476 in 2007, $2,288 in 2006 and $1,780 in 2005. COMI's provision for income tax consisted of the following:

	For the Years Ended December 31,
	2007	2006	2005
Deferred
Federal	$468	$641	$572
State	104	141	127

	572	782	699

Current
Federal	—	86	—
State	—	19	—

	—	105	—

Total	$572	$887	$699

        A reconciliation of COMI's Federal statutory rate to the effective tax rate for income tax reported on our Statements of Operations is set forth below:

	For the Years Ended December 31,
	2007	2006	2005
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.6%	4.7%
Other	0.1%	0.2%	0.6%

Effective tax rate	38.7%	38.8%	39.3%

        Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan. COMI had a net operating loss carryforward for income taxes of approximately $1,062 at December 31, 2007.

        We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense on our Consolidated Statements of Operations. We did not separately state these amounts on our Consolidated Statements of Operations because they are insignificant.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

18. Discontinued Operations

        Income from discontinued operations includes revenues and expenses associated with the following:

  •
  three properties located in the Northern/Central New Jersey region that were sold on September 8, 2005;

  •
  two Lakeview at the Greens properties that were sold on February 6, 2006;

  •
  68 Culver Road property that was sold on March 8, 2006;

  •
  710 Route 46 property that was sold on July 26, 2006;

  •
  230 Schilling Circle property that was sold on August 9, 2006;

  •
  7 Centre Drive property that was sold on August 30, 2006;

  •
  Brown's Wharf property that was sold on September 28, 2006;

  •
  2 and 8 Centre Drive properties that were sold on September 7, 2007;

  •
  7321 Parkway property that was sold on September 7, 2007;

  •
  10552 Philadelphia Road property that was sold on December 27, 2007; and

  •
  429 Ridge Road property that we were under contract to sell as of December 31, 2007 and was classified as held for sale.

        Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of income from discontinued operations:

	For the Years Ended December 31,
	2007	2006	2005
Revenue from real estate operations	$2,570	$12,214	$15,550

Expenses from real estate operations:
Property operating expenses	1,658	3,126	5,903
Depreciation and amortization	1,294	2,020	3,128
Interest expense	1,250	2,160	3,238
Other	5	135	12

Expenses from real estate operations	4,207	7,441	12,281

Income from discontinued operations before gain on sales of real estate and minority interests	(1,637)	4,773	3,269
Gain on sales of real estate	3,871	17,031	4,324
Income taxes	(44)	—	—
Minority interests in discontinued operations	(345)	(3,817)	(1,497)

Income from discontinued operations, net of minority interests	$1,845	$17,987	$6,096

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

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

Acquisitions

        As of December 31, 2007, we were under contract to acquire a parcel of land in Frederick, Maryland for an expected purchase price of $11,125, on which we had paid a deposit of $80.

        We were also obligated to make an additional cash payment of up to $4,000 in a future year in connection with our acquisition of the land at the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland. This payment could be reduced by a range of $750 to the full $4,000 depending on (1) defined levels of job creation resulting from the future development of the property taking place and (2) future real estate taxes generated by the property.

Dispositions

        As of December 31, 2007, we were under contract to sell five condominium units within the building that was constructed by 13849 Park Center Road, LLC for an aggregate purchase price of $7,475. These sales were completed in January and February 2008.

Joint Ventures

        As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we agreed to indemnify the partnership's lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership's properties; we do not expect to incur any losses under these loan guarantees.

        We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. As discussed in Note 5, we obtained a 50% interest in one such joint venture in July 2007.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

19. Commitments and Contingencies (Continued)

        In one of the consolidated joint ventures that we owned as of December 31, 2007, we would be obligated to acquire the other member's 50% interest in the joint venture if defined events were to occur. The amount we would need to pay for that membership interest is computed based on the amount that the owner of the interest would receive under the joint venture agreement in the event that office properties owned by the joint venture was sold for a capitalized fair value (as defined in the agreement) on a defined date. We estimate the aggregate amount we would need to pay for the other member's membership interest in this joint venture to be $718; however, since the determination of this amount is dependent on the operations of the office property, which is not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Office Space Operating Leases

        We are obligated as lessee under five operating leases for office space. Future minimum rental payments due under the terms of these leases as of December 31, 2007 follow:

2008	$261
2009	176
2010	135
2011	57

$629

Other Operating Leases

        We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of December 31, 2007 follow:

2008	$507
2009	363
2010	177
2011	42

$1,089

Environmental Indemnity Agreement

        We agreed to provide certain environmental indemnifications in connection with a lease of three properties in our New Jersey region. The prior owner of the properties, a Fortune 100 company which is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

19. Commitments and Contingencies (Continued)

remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete. Under the lease agreement, we agreed to the following:

  •
  to indemnify the tenant against losses covered under the prior owner's indemnity agreement if the prior owner fails to indemnify the tenant for such losses. This indemnification is capped at $5,000 in perpetuity after the State of New Jersey declares the remediation to be complete;

  •
  to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant's acquisition of the property from us, if such acquisition occurs. This indemnification is capped at $12,500; and

  •
  to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties. This indemnification is capped at $300 annually and $1,500 in the aggregate.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

20.    Quarterly data (Unaudited)

        The tables below set forth selected quarterly information for the years ended December 31, 2007 and 2006. Certain of the amounts below have been reclassified to conform to our current presentation of discontinued operations, which is discussed in Note 18.

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$99,214	$102,335	$105,333	$103,292

Operating income	$26,805	$29,772	$31,553	$32,115

Income from continuing operations	$5,504	$8,227	$8,448	$9,200

Income from discontinued operations	$43	$(511)	$1,945	$368

Net income	$5,547	$7,877	$11,431	$9,929

Preferred share dividends	(3,993)	(4,025)	(4,025)	(4,025)

Net income available to common shareholders	$1,554	$3,852	$7,406	$5,904

Basic earnings per share:
Income from continuing operations	$0.03	$0.09	$0.12	$0.12

Net income available to common shareholders	$0.03	$0.08	$0.16	$0.13

Diluted earnings per share:
Income from continuing operations	$0.03	$0.09	$0.11	$0.12

Net income available to common shareholders	$0.03	$0.08	$0.15	$0.12

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$85,135	$84,532	$91,660	$92,335

Operating income	$25,933	$27,796	$26,981	$27,710

Income from continuing operations	$7,277	$8,701	$7,507	$7,023

Income from discontinued operations	$2,550	$390	$12,483	$2,564

Net income	$9,937	$9,116	$20,587	$9,587
Preferred share dividends	(3,654)	(3,653)	(4,307)	(3,790)
Issuance costs associated with redeemed preferred shares	—	—	(1,829)	(2,067)

Net income available to common shareholders	$6,283	$5,463	$14,451	$3,730

Basic earnings per share:
Income from continuing operations	$0.09	$0.12	$0.05	$0.03

Net income available to common shareholders	$0.16	$0.13	$0.34	$0.09

Diluted earnings per share:
Income from continuing operations	$0.09	$0.12	$0.04	$0.03

Net income available to common shareholders	$0.15	$0.13	$0.33	$0.08

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

21.    Pro Forma Financial Information (Unaudited)

        We accounted for our acquisitions using the purchase method of accounting. We included the results of operations for our acquisitions in our Consolidated Statements of Operations from their respective purchase dates through December 31, 2007.

        We prepared our pro forma condensed consolidated financial information presented below as if the Nottingham Acquisition that took place in 2007 had occurred at the beginning of the respective periods. The pro forma financial information is unaudited and is not necessarily indicative of the results that actually would have occurred if these acquisitions and dispositions had occurred at the beginning of the respective periods, nor does it purport to indicate our results of operations for future periods.

	For the Years Ended December 31,
	2007	2006
Pro forma total revenues	$410,993	$387,284

Pro forma net income	$35,050	$43,621

Pro forma net income available to common shareholders	$18,949	$22,833

Pro forma earnings per common share on net income available to common shareholders
Basic	$0.41	$0.51

Diluted	$0.40	$0.49

22.    Subsequent Events

        On January 29, 2008, we completed the formation of M Square Associates, LLC, a consolidated joint venture in which we hold a 45% equity interest. This joint venture will own, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland. This joint venture had construction underway on a 118,107 square foot property within M Square Research Park.

        On January 29, 2008, we had a 59,763 square foot property in Colorado Springs that was 100% pre-leased become fully operational.

        On January 31, 2008, we completed the sale of the 429 Ridge Road property in our Northern/Central New Jersey region for $17,000.

Corporate Office Properties Trust
Schedule III—Real Estate Depreciation and Amortization
December 31, 2007
(Dollars in thousands)

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
751, 753 760, 785 Jolly Road	Blue Bell, PA	Office	$—	$25,374	$91,290	$5	$116,669	$(22,553)	1966/1996	10/14/1997	40 Years
13200 Woodland Park Drive	Herndon, VA	Office	70,646	10,428	49,476	13,345	73,249	(15,614)	2002	6/2/2003	40 Years
7125 Columbia Gateway Drive	Columbia, MD	Office	37,172	20,487	46,994	1,083	68,564	(2,315)	1973/1999	6/29/2006	40 Years
1751 Pinnacle Drive	McLean, VA	Office	33,982	10,486	43,013	9,485	62,984	(5,540)	1989/1985	9/23/2004	40 Years
15000 Conference Center Drive	Chantilly,VA	Office	54,000	5,193	47,526	4,527	57,246	(10,398)	1989	11/30/2001	40 Years
11751 Meadowville Lane	Richmond, VA	Office	44,000	1,305	52,200	—	53,505	(751)	2007	9/15/2006	40 Years
1753 Pinnacle Drive	McLean, VA	Office	27,077	8,275	34,353	6,967	49,595	(3,641)	1976/2004	9/23/2004	40 Years
15010 Conference Center Drive	Chantilly,VA	Office	96,000	3,500	42,233	11	45,744	(1,233)	2006	11/30/2001	40 Years
2730 Hercules Road	Annapolis Junction, MD	Office	21,946	8,737	31,612	28	40,377	(7,314)	1990	9/28/1998	40 Years
8611 Military Drive	San Antonio, TX	Office	—	14,020	24,043	7	38,070	(1,325)	1982/1985	3/30/2005	40 Years
2720 Technology Drive	Annapolis Junction, MD	Office	—	3,863	29,279	35	33,177	(2,437)	2004	1/31/2002	40 Years
322 Sentinel Drive	Annapolis Junction, MD	Office	—	2,605	27,839	—	30,444	(608)	2006	11/14/2003	40 Years
318 Sentinel Drive	Annapolis Junction, MD	Office	—	2,185	27,667	—	29,852	(1,308)	2005	11/14/2003	40 Years
302 Sentinel Drive	Annapolis Junction, MD	Office	22,506	2,648	26,892	5	29,545	(79)	2007	11/14/2003	40 Years
201 Technology Park Drive	Lebanon, VA	Office	—	727	27,909	—	28,636	(178)	2007	10/5/2007	40 Years
Clarks 100	Annapolis Junction, MD	Office	—	25,184	3,192	—	28,376	—	(2)	6/29/2003	N/A
140 National Business Parkway	Annapolis Junction, MD	Office	—	3,407	24,167	631	28,205	(2,327)	2003	12/31/2003	40 Years
304 Sentinel Drive	Annapolis Junction, MD	Office	37,280	3,411	24,066	17	27,494	(1,165)	2006	11/14/2003	40 Years
11800 Tech Road	Silver Spring, MD	Office	17,563	4,574	19,849	2,140	26,563	(4,171)	1969/1989	8/1/2002	40 Years
11311 McCormick Road	Hunt Valley, MD	Office	—	2,308	21,364	1,373	25,045	(1,421)	1984/1994	12/22/2005	40 Years
15049 Conference Center Drive	Chantilly,VA	Office	13,669	4,415	20,489	14	24,918	(3,715)	1997	8/14/2002	40 Years
7468 Candlewood Road	Hanover, MD	Office	—	5,599	19,142	—	24,741	—	1979/1982(2)	12/20/2005	N/A
6711 Columbia Gateway Drive	Columbia, MD	Office	19,500	2,683	22,016	25	24,724	(577)	2006	9/28/2000	40 Years
306 Sentinel Drive	Annapolis Junction, MD	Office	—	3,260	20,901	21	24,182	(730)	2006	11/14/2003	40 Years
2711 Technology Drive	Annapolis Junction, MD	Office	17,343	2,251	21,646	7	23,904	(4,059)	2002	11/13/2000	40 Years
2900 Towerview Road	Herndon, VA	Office	—	4,468	17,454	1,401	23,323	(752)	1982(2)	12/20/2005	40 Years
7740 Milestone Parkway	Hanover, MD	Office	—	3,825	18,228	—	22,053	—	(2)	7/2/2007	N/A
6731 Columbia Gateway Drive	Columbia, MD	Office	—	2,807	18,986	205	21,998	(3,061)	2002	3/29/2000	40 Years
400 Professional Drive	Gaithersburg, MD	Office	15,943	3,673	17,399	894	21,966	(3,665)	2000	3/5/2004	40 Years
320 Sentinel Drive	Annapolis Junction, MD	Office	18,083	2,068	19,877	—	21,945	(42)	2007	11/14/2003	40 Years
7200 Riverwood Drive	Columbia, MD	Office	15,499	4,089	16,356	1,063	21,508	(4,032)	1986	10/13/1998	40 Years
Interquest Land Parcel	Colorado Springs, CO	Office	—	19,400	2,051	—	21,451	—	(2)	9/30/2005	N/A
431 Ridge Road	Dayton, NJ	Office	—	2,782	11,128	7,323	21,233	(5,485)	1958/1998	10/14/1997	40 Years
9690 Deereco Road	Timonium, MD	Office	8,529	3,415	13,723	3,431	20,569	(4,543)	1988	12/21/1999	40 Years
14280 Park Meadow Drive	Chantilly,VA	Office	9,194	3,731	16,140	298	20,169	(1,930)	1999	9/29/2004	40 Years

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
15059 Conference Center Drive	Chantilly,VA	Office	23,078	5,753	13,816	584	20,153	(3,012)	2000	8/14/2002	40 Years
10150 York Road	Hunt Valley, MD	Office	—	2,700	11,731	5,358	19,789	(2,914)	1985	4/15/2004	40 Years
14900 Conference Center Drive	Chantilly,VA	Office	14,199	3,436	14,895	1,370	19,701	(2,811)	1999	7/25/2003	40 Years
15 West Gude Drive	Rockville, MD	Office	—	3,120	13,658	2,892	19,670	(1,307)	1986	4/7/2005	40 Years
2691 Technology Drive	Annapolis Junction, MD	Office	24,000	2,098	17,342	5	19,445	(966)	2005	11/14/2003	40 Years
2721 Technology Drive	Annapolis Junction, MD	Office	12,831	4,611	14,602	12	19,225	(2,842)	2000	10/21/1999	40 Years
870 - 880 Elkridge Landing Road	Linthicum, MD	Office	15,438	2,003	10,403	6,430	18,836	(4,998)	1981	8/3/2001	40 Years
6950 Columbia Gateway Drive	Columbia, MD	Office	9,717	3,596	14,269	936	18,801	(3,590)	1998	10/21/1998	40 Years
45 West Gude Drive	Rockville, MD	Office	—	3,102	15,267	36	18,405	(1,551)	1987	4/7/2005	40 Years
429 Ridge Road	Dayton, NJ	Office	—	2,932	11,729	3,274	17,935	(2,946)	1966/1996	10/14/1997	40 Years
2701 Technology Drive	Annapolis Junction, MD	Office	13,207	1,737	15,266	11	17,014	(3,052)	2001	5/26/2000	40 Years
132 National Business Parkway	Annapolis Junction, MD	Office	10,255	2,917	12,438	1,501	16,856	(3,861)	2000	5/28/1997	40 Years
13454 Sunrise Valley Drive	Herndon, VA	Office	11,422	2,899	12,202	1,019	16,120	(2,167)	1998	7/25/2003	40 Years
133 National Business Parkway	Annapolis Junction, MD	Office	6,935	2,517	10,234	3,367	16,118	(3,091)	1997	9/28/1998	40 Years
10001 Franklin Square Drive	White Marsh, MD	Office	—	4,033	11,483	550	16,066	(368)	1997	1/9/2007	40 Years
7000 Columbia Gateway Drive	Columbia, MD	Office	18,958	3,131	12,103	27	15,261	(1,651)	1999	5/31/2002	40 Years
110 Thomas Johnson Drive	Frederick, MD	Office	—	2,810	12,075	281	15,166	(683)	1987/1999	10/21/2005	40 Years
1306 Concourse Drive	Linthicum, MD	Office	9,151	2,796	11,186	1,117	15,099	(2,876)	1990	11/18/1999	40 Years
2500 Riva Rd	Annapolis, MD	Office	12,545	2,791	12,185	—	14,976	(1,664)	2000	3/4/2003	40 Years
1304 Concourse Drive	Linthicum, MD	Office	10,551	1,999	12,934	28	14,961	(2,276)	2002	11/18/1999	40 Years
6940 Columbia Gateway Drive	Columbia, MD	Office	16,752	3,545	9,916	1,377	14,838	(2,891)	1999	11/13/1998	40 Years
8621 Robert Fulton Drive	Columbia, MD	Office	18,235	2,317	12,336	57	14,710	(613)	2005	6/10/2005	40 Years
5725 Mark Dabling Blvd	Colorado Springs, CO	Office	12,882	900	11,397	2,104	14,401	(955)	1984	5/18/2006	40 Years
Fort Ritchie	Washington County, MD	Mixed-Use	—	4,798	9,522	79	14,399	(16)	Various(2)(6)	10/5/2006	Various(6)
6750 Alexander Bell Drive	Columbia, MD	Office	8,136	1,263	12,460	597	14,320	(3,235)	2000	12/31/1998	40 Years
200 International Circle	Hunt Valley, MD	Office	—	2,016	10,851	1,317	14,184	(683)	1987	12/22/2005	40 Years
7067 Columbia Gateway Drive	Columbia, MD	Office	8,516	1,829	11,823	349	14,001	(1,854)	2001	8/30/2001	40 Years
375 West Padonia Road	Timonium, MD	Office	—	2,483	10,448	895	13,826	(2,456)	1986	12/21/1999	40 Years
135 National Business Parkway	Annapolis Junction, MD	Office	6,654	2,484	9,750	1,478	13,712	(3,013)	1998	12/30/1998	40 Years
5775 Mark Dabling Blvd	Colorado Springs, CO	Office	12,477	1,035	12,440	188	13,663	(1,081)	1984	5/18/2006	40 Years
4851 Stonecroft Boulevard	Chantilly,VA	Office	15,887	1,878	11,593	4	13,475	(931)	2006	8/14/2002	40 Years
985 Space Center Drive	Colorado Springs, CO	Office	—	777	12,287	202	13,266	(859)	1989	9/28/2005	40 Years
141 National Business Parkway	Annapolis Junction, MD	Office	6,521	2,398	9,590	934	12,922	(2,527)	1990	9/28/1998	40 Years
Campbell Boulevard and Franklin Square	White Marsh, MD	Office	—	12,024	852	—	12,876	—	(2)	1/9/2007	N/A
22309 Exploration Drive	Lexington Park, MD	Office	1,154	2,243	10,419	121	12,783	(1,465)	1984	3/24/2004	40 Years

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
Gateway Exchange III	Columbia, MD	Office	—	1,753	10,779	—	12,532	—	(2)	9/28/2000	N/A
Patriot Park	Colorado Springs, CO	Office	—	6,882	5,583	—	12,465	—	(2)	7/8/2005	N/A
8110 Corporate Drive	White Marsh, MD	Office	—	2,285	10,117	—	12,402	(366)	2001	1/9/2007	40 Years
655 Space Center Drive	Colorado Springs, CO	Office	—	745	11,623	—	12,368	—	(2)	7/8/2005	N/A
920 Elkridge Landing Road	Linthicum, MD	Office	7,990	2,101	9,765	328	12,194	(2,717)	1982	7/2/2001	40 Years
226 Schilling Circle	Hunt Valley, MD	Office	—	1,877	9,891	232	12,000	(738)	1980	12/22/2005	40 Years
5755 Mark Dabling Blvd	Colorado Springs, CO	Office	10,208	799	10,324	754	11,877	(654)	1989	5/18/2006	40 Years
8140 Corporate Drive	White Marsh, MD	Office	—	2,158	8,457	1,191	11,806	(387)	2003	1/9/2007	40 Years
134 National Business Parkway	Annapolis Junction, MD	Office	13,938	3,684	7,516	577	11,777	(2,092)	1999	11/13/1998	40 Years
1302 Concourse Drive	Linthicum, MD	Office	6,801	2,078	8,313	1,377	11,768	(2,487)	1996	11/18/1999	40 Years
900 Elkridge Landing Road	Linthicum, MD	Office	—	1,993	7,972	1,438	11,403	(2,691)	1982	4/30/1998	40 Years
Patriot Park Building 1	Colorado Springs, CO	Office	—	654	10,591	—	11,245	(320)	2006	7/8/2005	40 Years
6700 Alexander Bell Drive	Columbia, MD	Office	4,000	1,755	7,019	2,458	11,232	(2,350)	1988	5/14/2001	40 Years
131 National Business Parkway	Annapolis Junction, MD	Office	5,183	1,906	7,623	1,268	10,797	(2,549)	1990	9/28/1998	40 Years
Northgate Business Park	Aberdeen, MD	Office	—	10,409	320	—	10,729	—	(2)	9/14/2007	N/A
1055 North Newport Road	Colorado Springs, CO	Office	—	972	9,753	—	10,725	—	(2)	5/19/2006	N/A
7160 Riverwood Drive	Columbia, MD	Office	—	2,732	7,006	897	10,635	(420)	2000	1/10/2007	40 Years
1199 Winterson Road	Linthicum, MD	Office	18,578	1,599	6,395	2,553	10,547	(2,561)	1988	4/30/1998	40 Years
14850 Conference Center Drive	Chantilly,VA	Office	8,078	1,615	8,358	4	9,977	(1,718)	2000	7/25/2003	40 Years
1190 Winterson Road	Linthicum, MD	Office	11,291	1,335	5,340	3,264	9,939	(3,083)	1987	4/30/1998	40 Years
999 Corporate Boulevard	Linthicum, MD	Office	13,533	1,187	8,332	295	9,814	(1,855)	2000	8/1/1999	40 Years
14840 Conference Center Drive	Chantilly,VA	Office	8,204	1,572	8,175	15	9,762	(1,821)	2000	7/25/2003	40 Years
Waterview III	Herndon, VA	Office	—	9,614	78	—	9,692	—	(3)	4/29/2004	N/A
6740 Alexander Bell Drive	Columbia, MD	Office	4,221	1,424	5,696	2,515	9,635	(2,256)	1992	12/31/1998	40 Years
Nottingham Ridge	White Marsh, MD	Office	—	8,861	742	—	9,603	—	(2)	1/9/2007	N/A
8031 Corporate Drive	White Marsh, MD	Office	—	2,548	6,976	—	9,524	(245)	1988/2004	1/9/2007	40 Years
16480 Commerce Dr	Dahlgren, VA	Office	—	1,857	7,666	—	9,523	(799)	2004	12/28/2004	40 Years
9140 Route 108	Columbia, MD	Office	—	1,637	5,500	2,190	9,327	(1,232)	1974/1985	12/14/2000	40 Years
7467 Ridge Road	Hanover, MD	Office	6,120	1,629	6,517	1,069	9,215	(1,992)	1990	4/28/1999	40 Years
Columbia Gtwy T11 Lot 1	Columbia, MD	Office	—	6,387	2,719	—	9,106	—	(2)	9/20/2004	N/A
201 International Circle	Hunt Valley, MD	Office	—	1,552	6,086	1,348	8,986	(593)	1982	12/22/2005	40 Years
9965 Federal Drive	Colorado Springs, CO	Office	—	1,401	7,417	128	8,946	(66)	1983(2)	1/19/2006	40 Years
7240 Parkway Drive	Hanover, MD	Office	4,069	1,496	5,985	1,383	8,864	(1,890)	1985	4/18/2000	40 Years
849 International Drive	Linthicum, MD	Office	11,692	1,356	5,426	1,990	8,772	(2,242)	1988	2/23/1999	40 Years
13450 Sunrise Valley Drive	Herndon, VA	Office	5,679	1,386	5,576	1,777	8,739	(1,090)	1998	7/25/2003	40 Years
Parcels 27 and 37A-Westfields Corporate Center	Chantilly,VA	Office	—	7,141	1,261	—	8,402	—	(3)	1/27/2005	N/A

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
Lots 24R-27R & 31RR-32RR, National Business Parkway	Annapolis Junction, MD	Office	—	—	8,340	—	8,340	—	(2)	11/14/2003	N/A
1099 Winterson Road	Linthicum, MD	Office	12,012	1,323	5,293	1,649	8,265	(1,863)	1988	4/30/1998	40 Years
1362 Mellon Road	Hanover, MD	Office	—	1,706	6,497	—	8,203	—	(2)	2/10/2006	N/A
7015 Albert Einstein Drive	Columbia, MD	Office	3,605	2,058	6,093	—	8,151	(775)	1999	12/1/2005	40 Years
5520 Research Park Drive	Baltimore, MD	Office	—	102	7,947	—	8,049	—	(2)	4/4/2006	N/A
502 Washington Avenue	Towson, MD	Office	5,444	826	7,045	91	7,962	(421)	1984	1/9/2007	40 Years
6716 Alexander Bell Drive	Columbia, MD	Office	3,683	1,242	4,969	1,723	7,934	(2,183)	1990	12/31/1998	40 Years
9910 Franklin Square Drive	White Marsh, MD	Office	5,762	1,300	6,590	—	7,890	(242)	2005	1/9/2007	40 Years
46579 Expedition Drive	Lexington Park, MD	Office	3,997	1,406	5,943	540	7,889	(903)	2002	3/24/2004	40 Years
1670 North Newport Road	Colorado Springs, CO	Office	4,819	853	7,007	—	7,860	(565)	1986/1987	9/30/2005	40 Years
16539 & 16541 Commerce Drive	Dahlgren, VA	Office	—	1,462	6,132	261	7,855	(911)	2004	12/21/2004	40 Years
7210 Ambassador Road	Woodlawn, MD	Office	—	1,481	6,257	104	7,842	(483)	1972	12/22/2005	40 Years
7272 Park Circle Dr	Hanover, MD	Office	5,863	1,479	6,310	48	7,837	(235)	1991/1996	1/10/2007	40 Years
911 Elkridge Landing Road	Linthicum, MD	Office	—	1,215	4,861	1,605	7,681	(1,728)	1985	4/30/1998	40 Years
7152 Windsor Boulevard	Woodlawn, MD	Office	—	879	6,764	—	7,643	(352)	1985	12/22/2005	40 Years
22289 Exploration Drive	Lexington Park, MD	Office	3,884	1,422	5,719	408	7,549	(672)	2000	3/24/2004	40 Years
San Antonio land parcel—31 acres	San Antonio, TX	Office	—	7,430	85	—	7,515	—	(3)	1/20/2006	N/A
22299 Exploration Drive	Lexington Park, MD	Office	3,571	1,362	5,814	293	7,469	(878)	1998	3/24/2004	40 Years
109-111 Allegheny Avenue	Towson, MD	Office	—	1,688	5,620	51	7,359	(164)	1971	1/9/2007	40 Years
46591 Expedition Drive	Lexington Park, MD	Office	—	1,200	6,085	—	7,285	(189)	2002	3/24/2004	40 Years
891 Elkridge Landing Road	Linthicum, MD	Office	3,895	1,160	4,792	1,157	7,109	(1,262)	1984	7/2/2001	40 Years
44425 Pecan Court	California, MD	Office	—	1,309	5,458	164	6,931	(735)	1997	5/5/2004	40 Years
1201 Winterson Road	Linthicum, MD	Office	—	1,288	5,154	461	6,903	(1,265)	1985	4/30/1998	40 Years
8671 Robert Fulton Drive	Columbia, MD	Office	7,465	1,718	4,280	881	6,879	(810)	2003	12/30/2003	40 Years
901 Elkridge Landing Road	Linthicum, MD	Office	3,644	1,151	4,416	1,059	6,626	(1,159)	1984	7/2/2001	40 Years
7138 Columbia Gateway Drive	Columbia, MD	Office	5,406	1,104	3,518	1,968	6,590	(566)	1990	9/19/2005	40 Years
9950 Federal Drive	Colorado Springs, CO	Office	1,971	877	5,045	589	6,511	(480)	2001	12/22/2005	40 Years
9920 Franklin Square Drive	White Marsh, MD	Office	—	1,109	5,293	—	6,402	(170)	2006	1/9/2007	40 Years
7130 Columbia Gateway Drive	Columbia, MD	Office	6,519	1,350	4,412	448	6,210	(403)	1989	9/19/2005	40 Years
7150 Riverwood Drive	Columbia, MD	Office	—	1,821	4,388	—	6,209	(166)	2000	1/10/2007	40 Years
22300 Exploration Drive	Lexington Park, MD	Office	—	1,094	5,038	56	6,188	(582)	1989	11/9/2004	40 Years
4979 Mercantile Road	White Marsh, MD	Office	—	1,388	4,783	—	6,171	(163)	1985	1/9/2007	40 Years
939 Elkridge Landing Road	Linthicum, MD	Office	—	939	3,853	1,325	6,117	(1,550)	1983	4/30/1998	40 Years
300 Sentinel Drive	Annapolis Junction, MD	Office	—	1,480	4,599	—	6,079	—	(2)	11/14/2003	N/A
6708 Alexander Bell Drive	Columbia, MD	Office	6,320	897	3,588	1,579	6,064	(1,115)	1988	5/14/2001	40 Years

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
938 Elkridge Landing Road	Linthicum, MD	Office	4,436	1,204	4,727	126	6,057	(794)	1984	7/2/2001	40 Years
8114 Sandpiper Circle	White Marsh, MD	Office	—	1,634	4,287	120	6,041	(185)	1986	1/9/2007	40 Years
8020 Corporate Drive	White Marsh, MD	Office	—	2,184	3,818	—	6,002	(144)	1997	1/9/2007	40 Years
9020 Mendenhall Court	Columbia, MD	Office	—	1,233	4,571	178	5,982	(177)	1982/2005	1/9/2007	40 Years
940 Elkridge Landing Road	Linthicum, MD	Office	3,367	1,100	4,696	169	5,965	(461)	1984(3)	7/2/2001	40 Years
881 Elkridge Landing Road	Linthicum, MD	Office	11,812	1,034	4,137	742	5,913	(1,188)	1986	4/30/1998	40 Years
San Antonio Land Parcel	San Antonio, TX	Office	—	5,893	20	—	5,913	—	(3)	6/14/2005	N/A
7941-7949 Corporate Drive	White Marsh, MD	Office	—	2,087	3,782	—	5,869	(166)	1996	1/9/2007	40 Years
7065 Columbia Gateway Drive	Columbia, MD	Office	3,207	919	4,222	700	5,841	(1,329)	2000	8/30/2001	40 Years
8661 Robert Fulton Drive	Columbia, MD	Office	6,564	1,510	3,764	562	5,836	(638)	2003	12/30/2003	40 Years
4969 Mercantile Road	White Marsh, MD	Office	—	1,308	4,492	—	5,800	(148)	1983	1/9/2007	40 Years
7063 Columbia Gateway Drive	Columbia, MD	Office	3,131	902	4,145	728	5,775	(1,469)	2000	8/30/2001	40 Years
921 Elkridge Landing Road	Linthicum, MD	Office	—	1,044	4,176	532	5,752	(1,384)	1983	4/30/1998	40 Years
6760 Alexander Bell Drive	Columbia, MD	Office	2,639	890	3,561	1,284	5,735	(1,549)	1991	12/31/1998	40 Years
8094 Sandpiper Circle	White Marsh, MD	Office	—	1,960	3,742	—	5,702	(169)	1998	1/9/2007	40 Years
7142 Columbia Gateway Drive	Columbia, MD	Office	6,280	1,342	4,252	99	5,693	(502)	1994	9/19/2005	40 Years
930 International Drive	Linthicum, MD	Office	8,488	1,013	4,053	555	5,621	(1,194)	1986	4/30/1998	40 Years
6724 Alexander Bell Drive	Columbia, MD	Office	10,939	449	5,039	48	5,536	(944)	2002	5/14/2001	40 Years
7318 Parkway Drive	Hanover, MD	Office	3,651	972	3,888	656	5,516	(919)	1984	4/16/1999	40 Years
900 International Drive	Linthicum, MD	Office	8,008	981	3,922	608	5,511	(1,069)	1986	4/30/1998	40 Years
8098 Sandpiper Circle	White Marsh, MD	Office	—	1,797	3,698	—	5,495	(136)	1998	1/9/2007	40 Years
Parcel 3-A, Westfields International Corporate Center	Chantilly,VA	Office	—	3,609	1,801	—	5,410	—	(3)	7/31/2002	N/A
1340 Ashton Road	Hanover, MD	Office	3,399	905	3,620	815	5,340	(1,257)	1989	4/28/1999	40 Years
5522 Research Park Drive	Catonsville,MD	Office	—	—	5,323	—	5,323	(46)	(2)	3/8/2006	40 Years
4940 Campbell Boulevard	White Marsh, MD	Office	—	1,379	3,902	6	5,287	(178)	1990	1/9/2007	40 Years
9720 Patuxent Woods	Columbia, MD	Office	2,902	1,701	3,509	—	5,210	(171)	1986/2001	1/9/2007	40 Years
11011 McCormick Road	Hunt Valley, MD	Office	—	875	3,474	840	5,189	(291)	1974	12/22/2005	40 Years
7320 Parkway Drive	Hanover, MD	Office	5,650	905	3,635	579	5,119	(895)	1983	4/4/2002	40 Years
5325 Nottingham Ridge Road	White Marsh, MD	Office	—	816	4,246	54	5,116	(378)	2002	1/9/2007	40 Years
9930 Franklin Square Drive	White Marsh, MD	Office	—	1,137	3,921	—	5,058	(143)	2001	1/9/2007	40 Years
Gude Drive Land	Rockville, MD	Office	—	3,122	1,833	—	4,955	—	(2)	4/7/2005	N/A
8615 Ridgely's Choice Drive	White Marsh, MD	Office	—	1,078	3,613	217	4,908	(116)	2005	1/9/2007	40 Years

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
9740 Patuxent Woods	Columbia, MD	Office	2,691	1,629	3,201	—	4,830	(139)	1986/2001	1/9/2007	40 Years
800 International Drive	Linthicum, MD	Office	8,408	775	3,099	909	4,783	(1,005)	1988	4/30/1998	40 Years
8007 Corporate Drive	White Marsh, MD	Office	—	1,434	3,340	—	4,774	(174)	1995	1/9/2007	40 Years
9160 Guilford Road	Columbia, MD	Office	2,532	665	2,836	1,198	4,699	(900)	1984	4/4/2002	40 Years
7061 Columbia Gateway Drive	Columbia, MD	Office	2,528	729	3,347	559	4,635	(847)	2000	8/30/2001	40 Years
8010 Corporate Drive	White Marsh, MD	Office	—	1,349	3,278	—	4,627	(124)	1998	1/9/2007	40 Years
4230 Forbes Boulevard	Lanham, MD	Office	—	511	4,111	—	4,622	(859)	2003	(4)	40 Years
216 Schilling Center	Hunt Valley, MD	Office	—	825	3,752	10	4,587	(179)	1988/2001	1/10/2007	40 Years
7150 Columbia Gateway Drive	Columbia, MD	Office	4,850	1,032	3,429	122	4,583	(295)	1991	9/19/2005	40 Years
9960 Federal Drive	Colorado Springs, CO	Office	4,485	695	3,873	—	4,568	(225)	2001	12/22/2005	40 Years
COPT-FD Indian Head, LLC	Charles County, MD	Office	—	4,443	112	—	4,555	—	(3)	10/23/2006	N/A
9940 Franklin Ridge Drive	White Marsh, MD	Office	—	1,052	3,424	7	4,483	(127)	2000	1/9/2007	40 Years
9900 Franklin Ridge Drive	White Marsh, MD	Office	—	979	3,467	—	4,446	(129)	1999	1/9/2007	40 Years
7170 Riverwood Drive	Columbia, MD	Office	—	1,283	3,096	—	4,379	(110)	2000	1/10/2007	40 Years
102 West Pennsylvania Avenue	Towson, MD	Office	—	1,090	3,199	85	4,374	(165)	1968/2001	1/10/2007	40 Years
21 Governor's Court	Woodlawn, MD	Office	—	771	3,348	229	4,348	(287)	1981/1995	12/22/2005	40 Years
9140 Guilford Road	Columbia, MD	Office	2,933	794	3,261	272	4,327	(727)	1983	4/4/2002	40 Years
5355 Nottingham Ridge Road	White Marsh, MD	Office	—	761	3,562	—	4,323	(89)	2005	1/9/2007	40 Years
44408 Pecan Court	California, MD	Office	—	817	3,269	85	4,171	(311)	1986	3/24/2004	40 Years
5020 Campbell Blvd	White Marsh, MD	Office	—	1,014	3,136	—	4,150	(122)	1986-1988	1/9/2007	40 Years
9730 Patuxent Woods	Columbia, MD	Office	2,246	1,318	2,714	8	4,040	(145)	1986/2001	1/9/2007	40 Years
1915 Aerotech Drive	Colorado Springs, CO	Office	3,394	556	3,094	318	3,968	(253)	1985	6/8/2006	40 Years
9700 Patuxent Woods	Columbia, MD	Office	2,200	1,329	2,621	7	3,957	(119)	1986/2001	1/9/2007	40 Years
1334 Ashton Road	Hanover, MD	Office	2,766	736	2,946	270	3,952	(739)	1989	4/28/1999	40 Years
23535 Cottonwood Parkway	California, MD	Office	—	763	3,051	17	3,831	(287)	1984	3/24/2004	40 Years
47 Commerce Drive	Cranbury, NJ	Office	—	756	3,026	—	3,782	(694)	1992/1998	10/30/1998	40 Years
437 Ridge Road	Dayton, NJ	Office	—	717	2,866	175	3,758	(760)	1962/1996	10/14/1997	40 Years
8029 Corporate Drive	White Marsh, MD	Office	—	965	2,720	—	3,685	(105)	1988/2004	1/9/2007	40 Years
Gude Drive Land	Rockville, MD	Office	—	3,122	542	—	3,664	—	(3)	4/7/2005	N/A
1925 Aerotech Drive	Colorado Springs, CO	Office	3,717	556	3,067	3	3,626	(184)	1985	6/8/2006	40 Years
7939 Honeygo Boulevard	White Marsh, MD	Office	—	869	2,735	—	3,604	(159)	1984	1/10/2007	40 Years
312 Sentinel Drive	Annapolis Junction, MD	Office	—	3,160	432	—	3,592	—	(2)	11/14/2003	N/A
7253 Ambassador Road	Woodlawn, MD	Office	—	792	2,778	—	3,570	(218)	1988	12/22/2005	40 Years
Nottingham Road and Philadelphia Avenue	White Marsh, MD	Office	—	3,226	220	—	3,446	—	(2)	1/9/2007	N/A

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
114 National Business Parkway	Annapolis Junction, MD	Retail	—	364	3,060	3	3,427	(444)	2002	6/30/2000	40 Years
224 Schilling Circle	Hunt Valley, MD	Office	—	734	2,487	140	3,361	(182)	1978/1997	1/10/2007	40 Years
Interquest Hybrid 1	Colorado Springs, CO	Office	—	1,854	1,478	—	3,332	—	(2)	9/30/2005	N/A
5024 Campbell Blvd	White Marsh, MD	Office	—	767	2,470	94	3,331	(161)	1986-1988	1/9/2007	40 Years
8133 Perry Hall Boulevard	White Marsh, MD	Office	—	850	2,452	8	3,310	(130)	1988	1/10/2007	40 Years
222 Schilling Circle	Hunt Valley, MD	Office	—	754	2,476	10	3,240	(108)	1978/1997	1/10/2007	40 Years
16442 Commerce Drive	Dahlgren, VA	Office	2,452	613	2,582	—	3,195	(265)	2005	12/21/2004	40 Years
San.Antonio Visitor Control	San Antonio, TX	Office	—	—	3,178	—	3,178	—	(2)	3/30/2005	N/A
316 Sentinel Drive	Annapolis Junction, MD	Office	—	2,769	387	—	3,156	—	(2)	11/14/2003	N/A
1331 Ashton Road	Hanover, MD	Office	2,204	587	2,347	106	3,040	(524)	1989	4/28/1999	40 Years
Corporate Place IV	White Marsh, MD	Office	—	2,017	913	—	2,930	—	(2)	1/9/2007	N/A
Interquest Epic One	Colorado Springs, CO	Office	—	1,840	1,041	—	2,881	—	(2)	9/30/2005	N/A
7125 Ambassador Road	Woodlawn, MD	Office	—	844	1,896	136	2,876	(245)	1985	12/22/2005	40 Years
5026 Campbell Blvd	White Marsh, MD	Office	—	700	2,139	—	2,839	(85)	1986-1988	1/9/2007	40 Years
310 Sentinel Drive	Annapolis Junction, MD	Office	—	2,393	381	—	2,774	—	(2)	11/14/2003	N/A
16501 Commerce Drive	Dahlgren, VA	Office	2,085	522	2,194	38	2,754	(285)	2006	12/21/2004	40 Years
7923 Honeygo Boulevard	White Marsh, MD	Office	—	715	1,932	62	2,709	(102)	1985	1/10/2007	40 Years
7175 Riverwood Drive	Columbia, MD	Office	—	1,788	913	—	2,701	(46)	1996(3)	7/27/2005	40 Years
980 Technology Court	Colorado Springs, CO	Office	—	526	2,046	124	2,696	(197)	1995	9/28/2005	40 Years
7134 Columbia Gateway Drive	Columbia, MD	Office	2,949	704	1,971	7	2,682	(185)	1990	9/19/2005	40 Years
308 Sentinel Drive	Annapolis Junction, MD	Office	—	1,387	1,219	—	2,606	—	(2)	11/14/2003	N/A
8019 Corporate Drive	White Marsh, MD	Office	1,717	684	1,898	(4)	2,578	(86)	1990	1/9/2007	40 Years
5022 Campbell Blvd	White Marsh, MD	Office	—	624	1,935	11	2,570	(82)	1986-1988	1/9/2007	40 Years
Clarks Hundred II	Annapolis Junction, MD	Office	—	2,409	132	—	2,541	—	(2)	3/14/2007	N/A
8013 Corporate Drive	White Marsh, MD	Office	1,615	642	1,788	107	2,537	(398)	1990	1/9/2007	40 Years
44417 Pecan Court	California, MD	Office	—	434	1,939	13	2,386	(341)	1989	3/24/2004	40 Years
10270 Old Columbia Road	Columbia, MD	Office	1,215	751	1,430	163	2,344	(85)	1988/2001	1/9/2007	40 Years
Interquest Hybrid 2	Colorado Springs, CO	Office	—	1,129	1,173	—	2,302	—	(2)	9/30/2005	N/A
8003 Corporate Drive	White Marsh, MD	Office	—	611	1,632	36	2,279	(72)	1999	1/9/2007	40 Years
16543 Commerce Drive	Dahlgren, VA	Office	1,739	436	1,830	—	2,266	(219)	2002	12/21/2004	40 Years
10280 Old Columbia Road	Columbia, MD	Office	1,226	756	1,445	59	2,260	(80)	1988/2001	1/9/2007	40 Years
1350 Dorsey Road	Hanover, MD	Office	1,477	393	1,573	291	2,257	(522)	1989	4/28/1999	40 Years
8023 Corporate Drive	White Marsh, MD	Office	1,499	651	1,603	—	2,254	(44)	1990	1/9/2007	40 Years
1460 Dorsey Road	Hanover, MD	Office	—	2,141	37	—	2,178	—	(3)	2/28/2006	N/A

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
Corporate Place III	White Marsh, MD	Office	—	2,017	138	—	2,155	—	(2)	1/9/2007	N/A
44414 Pecan Court	California, MD	Office	—	405	1,619	90	2,114	(185)	1986	3/24/2004	40 Years
11101 McCormick Road	Hunt Valley, MD	Office	—	991	1,080	8	2,079	(96)	1976	12/22/2005	40 Years
314 Sentinel Drive	Annapolis Junction, MD	Office	—	1,232	816	—	2,048	—	(2)	11/14/2003	N/A
1344 Ashton Road	Hanover, MD	Office	1,334	355	1,421	266	2,042	(495)	1989	4/28/1999	40 Years
9710 Patuxent Woods	Columbia, MD	Office	1,068	648	1,269	49	1,966	(53)	1986/2001	1/9/2007	40 Years
9150 Guilford Road	Columbia, MD	Office	1,210	319	1,354	235	1,908	(363)	1984	4/4/2002	40 Years
Riverwood II	Columbia, MD	Office	—	1,367	531	—	1,898	—	(2)	7/27/2005	N/A
1341 Ashton Road	Hanover, MD	Office	1,149	306	1,223	362	1,891	(377)	1989	4/28/1999	40 Years
44420 Pecan Court	California, MD	Office	—	344	1,374	86	1,804	(117)	1989	11/9/2004	40 Years
Thomas Johnson Drive Land	Frederick, MD	Office	—	1,092	667	—	1,759	—	(2)	10/21/2005	N/A
100 West Pennsylvania Avenue	Towson, MD	Office	—	698	975	30	1,703	(52)	1952/1989	1/9/2007	40 Years
324 Sentinel Drive	Annapolis Junction, MD	Office	—	1,650	28	—	1,678	—	(2)	6/29/2003	N/A
White Marsh Commerce Center II	White Marsh, MD	Office	—	1,613	10	—	1,623	—	(3)	1/9/2007	N/A
7104 Ambassador Road	Woodlawn, MD	Office	—	572	613	410	1,595	(102)	1988	12/22/2005	40 Years
8015 Corporate Drive	White Marsh, MD	Office	1,040	446	1,118	—	1,564	(46)	1990	1/9/2007	40 Years
15 Governor's Court	Woodlawn, MD	Office	—	383	1,168	—	1,551	(95)	1981	12/22/2005	40 Years
10290 Old Columbia Road	Columbia, MD	Office	772	490	895	33	1,418	(34)	1988/2001	1/9/2007	40 Years
525 Babcock Rd	Colorado Springs, CO	Office	—	355	974	—	1,329	(19)	1967	7/12/2007	40 Years
Patriot Park VII	Colorado Springs, CO	Office	—	644	667	—	1,311	—	(2)	7/8/2005	N/A
9130 Guilford Road	Columbia, MD	Office	871	230	975	101	1,306	(230)	1984	4/4/2002	40 Years
Aerotech 2	Colorado Springs, CO	Office	—	1,291	—	—	1,291	—	(3)	5/19/2006	N/A
Lot 401-White Marsh	White Marsh, MD	Office	—	1,182	7	—	1,189	—	(3)	1/9/2007	N/A
6741 Columbia Gateway Drive	Columbia, MD	Office	—	675	433	—	1,108	—	(2)	9/28/2000	N/A
Dahlgren Land Parcel	Dahlgren, VA	Office	—	910	160	—	1,070	—	(3)	3/16/2005	N/A
7129 Ambassador Road	Woodlawn, MD	Office	—	129	610	329	1,068	(74)	1985	12/22/2005	40 Years
0 Galley Road	Colorado Springs, CO	Office	—	1,060	—	—	1,060	—	(3)	4/21/2006	N/A
Philadelphia Road & Route 43	White Marsh, MD	Office	—	1,008	44	—	1,052	—	(3)	1/9/2007	N/A
1343 Ashton Road	Hanover, MD	Office	726	193	774	40	1,007	(169)	1989	4/28/1999	40 Years
16442A Commerce Drive	Dahlgren, VA	Office	—	317	630	—	947	—	(2)	12/21/2004	N/A
Babcock Development Land Parcel	Colorado Springs, CO	Office	—	826	—	—	826	—	(3)	7/1/2007	N/A

				Initial Cost
						Costs Capitalized Subsequent to Acquisition
Property	Location	Building Type	Encumbrances(1)	Land	Building and Land Improvements		Gross Amounts Carried at Close of Period(7)	Accumulated Depreciation	Year Built or Renovated	Date Acquired	Depreciation Life
Expedition VII	Lexington Park, MD	Office	—	705	102	—	807	—	(3)	3/24/2004	N/A
17 Governor's Court	Woodlawn, MD	Office	—	170	530	102	802	(29)	1981	12/22/2005	40 Years
7127 Ambassador Road	Woodlawn, MD	Office	—	142	455	203	800	(29)	1985	12/22/2005	40 Years
Park Center	Chantilly,VA	Office	—	—	789	—	789	—	(3)	7/18/2002	N/A
7131 Ambassador Road	Woodlawn, MD	Office	—	105	368	282	755	(27)	1985	12/22/2005	40 Years
Airport Square XXII	Linthicum, MD	Office	—	630	8	—	638	—	(3)	12/19/2001	N/A
South Brunswick, LP	Dayton, NJ	Office	—	—	591	—	591	—	(3)	10/14/1997	N/A
7106 Ambassador Road	Woodlawn, MD	Office	—	229	306	—	535	(26)	1988	12/22/2005	40 Years
Arundel Preserve-Parcel 9	Hanover, MD	Office	—	—	533	—	533	—	(2)	(5)	N/A
COPT Princeton South	Dayton, NJ	Office	—	512	—	—	512	—	(3)	9/29/2004	N/A
37 Allegheny Avenue	Towson, MD	Office	—	504	—	—	504	—	(3)	1/9/2007	N/A
7102 Ambassador Road	Woodlawn, MD	Office	—	277	203	—	480	(10)	1988	12/22/2005	40 Years
9965 Federal Land Parcel	Colorado Springs, CO	Office	—	466	—	—	466	—	(3)	1/19/2006	N/A
7865 Brock Bridge Rd	Annapolis Junction, MD	Office	—	441	24	—	465	—	(2)	4/2/2007	N/A
7108 Ambassador Road	Woodlawn, MD	Office	—	171	252	3	426	(13)	1988	12/22/2005	40 Years
COPT Pennlyn LLC	Blue Bell, PA	Office	—	401	—	—	401	—	(3)	7/14/2004	N/A
Arundel Preserve-Parcel 7	Hanover, MD	Office	—	—	393	—	393	—	(2)	(5)	N/A
7873 Brock Bridge Rd	Annapolis Junction, MD	Office	—	309	35	—	344	—	(2)	3/30/2007	N/A
Arundel Presserve-Parcel 8	Hanover, MD	Office	—	—	264	—	264	—	(2)	(5)	N/A
7800 Milestone Parkway	Hanover, MD	Office	—	—	177	—	177	—	(2)	(5)	N/A
1338 Ashton Road	Hanover, MD	Retail	38	50	—	40	90	(12)	1989	4/28/1999	40 Years
Other Developments, including intercompany eliminations	Various	Various	—	9	(395)	242	(144)	49	Various	Various	Various

			$1,262,487	$631,407	$2,103,893	$156,559	$2,891,859	$(288,387)

(1)
Excludes our unsecured Revolving Credit Facility of $361,000, unsecured notes payable of $1,702, and net premiums on the remaining loans of $653.

(2)
Under construction, development or redevelopment at December 31, 2007.

(3)
Held for future development or redevelopment at December 31, 2007.

(4)
This joint venture was consolidated effective March 31, 2004 as required under FIN 46(R). See Note 2 to our Consolidated Financial Statements for a discussion of FIN 46(R).

(5)
Development in progress in anticipation of acquisition.

(6)
Includes residential housing units and a commercial building with depreciable lives of 40 years, as well as commercial assets under development.

(7)
The aggregate cost of these assets for Federal income tax purposes is approximately $2.4 billion at December 31, 2007.

        The following table summarizes our changes in cost of properties for the periods ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Beginning balance	$2,330,884	$2,061,590	$1,685,016
Property acquisitions	354,972	166,416	341,911
Building and land improvements	226,618	173,746	139,424
Sales	(21,079)	(70,868)	(28,109)
Contribution of assets to unconsolidated joint venture	—	—	(76,183)
Reclassification of building out of (into) development	464	—	(464)
Other	—	—	(5)

Ending balance	$2,891,859	$2,330,884	$2,061,590

        The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2007	2006	2005
Beginning balance	$219,574	$174,935	$141,716
Depreciation expense	70,537	55,382	48,421
Sales	(2,162)	(10,743)	(3,508)
Contribution of assets to unconsolidated joint venture	—	—	(11,146)
Reclassification of building out of (into) development	464	—	(464)
Other	(26)	—	(84)

Ending balance	$288,387	$219,574	$174,935

QuickLinks

Table of Contents Form 10-K
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
  Item 6. Selected Financial Data
Corporate Office Properties Trust and Subsidiaries (in thousands, except per share data and number of properties)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
Management's Report On Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Corporate Office Properties Trust and Subsidiaries Consolidated Balance Sheets (Dollars in thousands)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Shareholders' Equity (Dollars in thousands)
Corporate Office Properties Trust and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Corporate Office Properties Trust and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share data)