Form 10-Q
period 2008-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2008-05-12
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

As of May 2, 2008, 47,627,737 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Investment in real estate:
Operating properties, net	$2,205,138	$2,192,954
Property held for sale, net	2,978	14,988
Projects under construction or development	408,963	396,012
Total commercial real estate properties, net	2,617,079	2,603,954
Cash and cash equivalents	37,607	24,638
Restricted cash	16,712	15,121
Accounts receivable, net	19,832	24,831
Deferred rent receivable	56,330	53,631
Intangible assets on real estate acquisitions, net	102,647	108,661
Deferred charges, net	48,231	49,051
Prepaid and other assets	38,306	51,966
Total assets	$2,936,744	$2,931,853

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,645,968	$1,625,842
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	66,210	75,535
Rents received in advance and security deposits	33,169	31,234
Dividends and distributions payable	22,519	22,441
Deferred revenue associated with acquired operating leases	10,665	11,530
Distributions in excess of investment in unconsolidated real estate joint venture	4,215	4,246
Other liabilities	10,171	8,288
Total liabilities	1,992,917	1,979,116
Minority interests:
Common units in the Operating Partnership	111,904	114,127
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	8,421	7,168
Total minority interests	129,125	130,095
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 8,121,667 at March 31, 2008 and December 31, 2007 (Note 13))	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 47,616,438 at March 31, 2008 and 47,366,475 at December 31, 2007)	476	474
Additional paid-in capital	953,473	950,615
Cumulative distributions in excess of net income	(134,960)	(126,156)
Accumulated other comprehensive loss	(4,368)	(2,372)
Total shareholders’ equity	814,702	822,642
Total liabilities and shareholders’ equity	$2,936,744	$2,931,853

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Rental revenue	$81,834	$75,399
Tenant recoveries and other real estate operations revenue	15,446	13,610
Construction contract revenues	8,514	8,691
Other service operations revenues	478	1,386
Total revenues	106,272	99,086
Expenses
Property operating expenses	34,563	31,583
Depreciation and other amortization associated with real estate operations	24,937	25,997
Construction contract expenses	8,283	8,483
Other service operations expenses	602	1,405
General and administrative expenses	5,933	4,877
Total operating expenses	74,318	72,345
Operating income	31,954	26,741
Interest expense	(20,329)	(19,776)
Amortization of deferred financing costs	(803)	(884)
Gain on sales of non-real estate investments	46	—
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	10,868	6,081
Equity in loss of unconsolidated entities	(54)	(94)
Income tax expense	(112)	(105)
Income from continuing operations before minority interests	10,702	5,882
Minority interests in income from continuing operations
Common units in the Operating Partnership	(994)	(293)
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	14	47
Income from continuing operations	9,557	5,471
Income from discontinued operations, net of minority interests	1,036	76
Income before gain on sales of real estate	10,593	5,547
Gain on sales of real estate, net of minority interests and taxes	802	—
Net income	11,395	5,547
Preferred share dividends	(4,025)	(3,993)
Net income available to common shareholders	$7,370	$1,554
Basic earnings per common share
Income from continuing operations	$0.14	$0.03
Discontinued operations	0.02	—
Net income available to common shareholders	$0.16	$0.03
Diluted earnings per common share
Income from continuing operations	$0.13	$0.03
Discontinued operations	0.02	—
Net income available to common shareholders	$0.15	$0.03
Dividends declared per common share	$0.34	$0.31

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$11,395	$5,547
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,589	426
Depreciation and other amortization	25,328	26,626
Amortization of deferred financing costs	803	884
Amortization of deferred market rental revenue	(445)	(511)
Equity in loss of unconsolidated entities	54	94
Gain on sales of real estate	(2,908)	—
Gain on sale of non-real estate investment	(46)	—
Share-based compensation	2,160	1,340
Excess income tax benefits from share-based compensation	(1,041)	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,711)	(2,651)
Decrease in accounts receivable	4,999	1,889
Decrease in restricted cash and prepaid and other assets	1,040	1,349
Increase (decrease) in accounts payable, accrued expenses and other liabilities	807	(5,129)
Increase in rents received in advance and security deposits	1,935	6,014
Other	131	(25)
Net cash provided by operating activities	43,090	35,853

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(49,502)	(188,067)
Proceeds from sales of properties	25,270	—
Leasing costs paid	(1,703)	(4,059)
(Increase) decrease in restricted cash associated with investing activities	(200)	13,858
Other	(848)	(5,761)
Net cash used in investing activities	(26,983)	(184,029)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	56,000	188,090
Repayments of mortgage and other loans payable	(35,847)	(10,380)
Net proceeds from issuance of common shares	392	5,120
Dividends paid	(20,114)	(16,931)
Distributions paid	(2,942)	(2,787)
Excess income tax benefits from share-based compensation	1,041	—
Restricted share redemptions	(1,149)	(351)
Other	(519)	(505)
Net cash (used in) provided by financing activities	(3,138)	162,256

Net increase in cash and cash equivalents	12,969	14,080
Cash and cash equivalents
Beginning of period	24,638	7,923
End of period	$37,607	$22,003

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.

Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties which are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of March 31, 2008, our investments in real estate included the following:

•	230 wholly owned operating properties totaling 17.9 million square feet;
•	17 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion;
•	wholly owned land parcels totaling 1,479 acres that we believe are potentially developable into approximately 12.4 million square feet; and
•	partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of March 31, 2008 follows:

Common Units	85%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, 13% of the Operating Partnership’s common units.

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

2.

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States for complete Consolidated Financial Statements are not included herein. These interim financial statements should be read together with the financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. The interim financial statements reflect all adjustments that we believe are necessary for the fair statement of our financial position and results of operations for the interim periods presented. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$9,557	$5,471
Add: Gain on sales of real estate, net	802	—
Less: Preferred share dividends	(4,025)	(3,993)
Numerator for basic and diluted EPS from continuing operations	6,334	1,478
Income from discontinued operations, net	1,036	76
Numerator for basic and diluted EPS on net income available to common shareholders	$7,370	$1,554
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	47,001	45,678
Dilutive effect of share-based compensation awards	765	1,465
Denominator for diluted EPS	47,766	47,143

Basic EPS:
Income from continuing operations	$0.14	$0.03
Income from discontinued operations	0.02	—
Net income available to common shareholders	$0.16	$0.03
Diluted EPS:
Income from continuing operations	$0.13	$0.03
Income from discontinued operations	0.02	—
Net income available to common shareholders	$0.15	$0.03

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	2008	2007
Conversion of weighted average common units	8,154	8,411
Conversion of weighted average convertible preferred units	176	176
Conversion of weighted average convertible preferred shares	434	395

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during the current period was less than $53.88 per share.

4.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  With respect to SFAS 157, the FASB also issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted, on a prospective basis, the portions of SFAS 157 not deferred by FSP FAS 157-2; this adoption did not have a material effect on our financial position, results of operations or cash flows. We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS 157 for such items for us was deferred to January 1, 2009.

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The assets held in connection with our non-qualified elective deferred compensation plan and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheet using quoted market prices. The assets are treated as trading securities for accounting purposes and included in restricted cash on our consolidated balance sheet. The offsetting liability is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities in our consolidated balance sheet. The assets and corresponding liability of our non-qualified elective deferred compensation plan are classified in Level 1 of the fair value hierarchy.

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of March 31, 2008, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$5,386	$—	$—	$5,386
Liabilities:
Deferred compensation plan liability (2)	$5,386	$—	$—	$5,386
Interest rate swap contracts (2)	—	4,701	—	4,701
Liabilities	$5,386	$4,701	$—	$10,087

(1) Included in the line entitled “restricted cash” on our Consolidated Balance Sheet.
(2) Included in the line entitled “other liabilities” on our Consolidated Balance Sheet.

Other Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 on a prospective basis effective January 1, 2008. Our adoption of SFAS 159 did not have a material effect on our financial position, results of operations or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. While we are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations, SFAS 141(R) will require us to expense transaction costs associated with property acquisitions, which is a significant change since our current practice is to capitalize such costs into the cost of acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way – as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard expands the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. We are evaluating the impact that SFAS 161 will have on our reporting for derivatives.

5.

Commercial Real Estate Properties

Operating properties consisted of the following:

	March 31,	December 31,
	2008	2007
Land	$415,876	$413,779
Buildings and improvements	2,092,256	2,064,960
	2,508,132	2,478,739
Less: accumulated depreciation	(302,994)	(285,785)
	$2,205,138	$2,192,954

As of March 31, 2008, 47 Commerce Drive, an office property located in Cranbury, New Jersey that we sold on April 1, 2008 for $3,150, was classified as held for sale (Cranbury, New Jersey is located in the Northern/Central New Jersey Region). Properties held for sale, which included 47 Commerce Drive as of March 31, 2008 and 429 Ridge Road as of December 31, 2007 (which was sold on January 31, 2008), consisted of the following:

	March 31,	December 31,
	2008	2007
Land	$756	$2,932
Buildings and improvements	2,922	15,003
	3,678	17,935
Less: accumulated depreciation	(700)	(2,947)
	$2,978	$14,988

Projects we had under construction or development consisted of the following:

	March 31,	December 31,
	2008	2007
Land	$210,449	$214,696
Construction in progress	198,514	181,316
	$408,963	$396,012

2008 Construction, Development and Redevelopment Activities

During the three months ended March 31, 2008, we had three properties totaling 291,658 square feet (two located in Colorado Springs, Colorado (“Colorado Springs”) and one in the Baltimore/Washington Corridor) become fully operational (89,497 of these square feet were placed into service in 2007).

As of March 31, 2008, we had construction underway on five new buildings in the Baltimore/Washington Corridor (including one through a joint venture), three in Colorado Springs, two in San Antonio, Texas and one in the Suburban Maryland region through a joint venture. We also had development activities underway on two new buildings each located in the Baltimore/Washington Corridor, Colorado Springs, Suburban Maryland (including one through a joint venture) and Suburban Baltimore and one in King George County, Virginia. In addition, we had redevelopment underway on two buildings owned by a joint venture (one located in the Baltimore/Washington Corridor and the other in Northern Virginia).

2008 Dispositions

On January 31, 2008, we sold 429 Ridge Road, a 142,385 square foot office property located in Dayton, New Jersey, for $17,000 (Dayton, New Jersey is located in the Northern/Central New Jersey Region). We recognized a gain of $1,392 in connection with this sale.

During the three months ended March 31, 2008 we also completed the sale of six recently constructed office condominiums located in Herndon Virginia (Herndon, Virginia is located in the Northern Virginia region) for sale prices totaling $8,388 in the aggregate. We recognized an aggregate gain before minority interests and taxes of $1,340 on these sales.

The table below sets forth the components of the line on our Consolidated Statements of Operations entitled “gain on sales of real estate” for the three months ended March 31, 2008:

Gain on sales of real estate	$1,632
Income taxes	(573)
Minority interests
Common units in the Operating Partnership	(143)
Other consolidated entities	(114)
Gain on sales of real estate, net	$802

6.

Real Estate Joint Ventures

During the three months ended March 31, 2008, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below.

	Investment Balance at								Total	Maximum
	March 31,		December 31,		Date		Nature of		Assets at	Exposure
	2008		2007		Acquired	Ownership	Activity		3/31/2008	to Loss (1)
Harrisburg Corporate
Gateway Partners, L.P.	$(4,215	)(2)	$(4,246	)(2)	9/29/2005	20%	Operates 16 buildings	(3)	$72,106	$—

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

(2)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at March 31, 2008 and December 31, 2007 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)	This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	March 31,	December 31,
	2008	2007
Commercial real estate property	$70,801	$71,205
Other assets	1,305	1,619
Total assets	$72,106	$72,824

Liabilities	$67,860	$67,991
Owners’ equity	4,246	4,833
Total liabilities and owners’ equity	$72,106	$72,824

The following table sets forth combined condensed statements of operations for Harrisburg Corporate Gateway Partners, L.P.:

	For the Three Months Ended March 31,
	2008	2007
Revenues	$2,383	$2,444
Property operating expenses	(825)	(960)
Interest expense	(980)	(1,138)
Depreciation and amortization expense	(830)	(867)
Net loss	$(252)	$(521)

On January 29, 2008, we completed the formation of M Square Associates, LLC (“M Square”), a consolidated joint venture in which we hold 50% equity interest through Enterprise Campus Developer, LLC, another consolidated joint venture in which we own a 90% interest. M Square will own, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland (College Park, Maryland is located in the Suburban Maryland region). This joint venture was nearing completion of construction on a 116,107 square foot property within M Square Research Park at March 31, 2008.

The table below sets forth information pertaining to our investments in consolidated joint ventures at March 31, 2008:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	3/31/2008	Activity	3/31/2008	3/31/2008
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping three properties (1)	$43,219	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (2)	24,044	—
Enterprise Campus Developer, LLC	6/26/2007	90.0%	Developing land parcels (3)	22,723	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	4,655	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	4,396	—
13849 Park Center Road, LLC	10/2/2007	92.5%	Redeveloping one property (6)	535
				$99,572	$—

(1)	This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.
(2)	This joint venture is developing a land parcel located in Hanover, Maryland (located in the Baltimore/Washington Corridor).
(3)	This joint venture is developing land parcels located in College Park, Maryland (located in the Suburban Maryland region) through the M Square joint venture.
(4)	This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).
(5)	This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).
(6)	This joint venture is redeveloping a property in the Northern Virginia region.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.

Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	March 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$125,338	$61,980	$63,358	$125,338	$58,435	$66,903
Tenant relationship value	35,189	9,349	25,840	35,189	7,892	27,297
Lease cost portion of deemed cost avoidance	17,133	9,281	7,852	17,133	8,697	8,436
Lease to market value	14,428	9,975	4,453	14,428	9,555	4,873
Market concentration premium	1,333	189	1,144	1,333	181	1,152
	$193,421	$90,774	$102,647	$193,421	$84,760	$108,661

Amortization of the intangible asset categories set forth above totaled $6,039 in the three months ended March 31, 2008 and $8,628 in the three months ended March 31, 2007. The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: seven years; lease cost portion of deemed cost avoidance: five years; lease to market value: four years; and market concentration premium: 34 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above is $15.5 million for the nine months ending December 31, 2008, $18.4 million for 2009, $14.2 million for 2010, $11.4 million for 2011, $9.2 million for 2012 and $6.7 million for 2013.

8.             Deferred Charges

Deferred charges consisted of the following:

	March 31,	December 31,
	2008	2007
Deferred leasing costs	$64,484	$63,052
Deferred financing costs	32,617	32,617
Goodwill	1,853	1,853
Deferred other	155	155
	99,109	97,677
Accumulated amortization	(50,878)	(48,626)
Deferred charges, net	$48,231	$49,051

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $922 at March 31, 2008 and $798 at December 31, 2007.

10.          Prepaid and Other Assets

Prepaid and other assets consisted of the following:

	March 31,	December 31,
	2008	2007
Furniture, fixtures and equipment	$11,725	$11,395
Prepaid expenses	11,344	13,907
Other assets	8,357	7,239
Construction contract costs incurred in excess of billings	6,880	19,425
Prepaid and other assets	$38,306	$51,966

11.          Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Debt at	March 31,	December 31,	Stated Interest Rates	Dates at
	March 31, 2008	2008	2007	at March 31, 2008	March 31, 2008
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$397,000	$361,000	LIBOR + 0.75 to 1.25%	September 30, 2011 (1)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (2)	N/A	1,108,661	1,124,551	5.20 - 8.63% (3)	2008 - 2034 (4)
Variable rate construction loan facilities	111,500	104,089	104,089	LIBOR + 1.40 to 1.50%	2008 (5)
Other variable-rate secured loans	N/A	34,500	34,500	LIBOR + 1.20 to 1.50%	2008
Total mortgage and other secured loans		1,247,250	1,263,140

Note payable
Unsecured seller notes	N/A	1,718	1,702	0 - 5.95%	2008-2016
Total mortgage and other loans payable		1,645,968	1,625,842

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026 (6)
Total debt		$1,845,968	$1,825,842

(1)	The Revolving Credit Facility may be extended for a one-year period at our option, subject to certain conditions.
(2)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $578 at March 31, 2008 and $605 at December 31, 2007.

(3)	The weighted average interest rate on these loans was 5.89% at March 31, 2008.
(4)	A loan with a balance of $4,800 at March 31, 2008 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(5)	At March 31, 2008, $84,589 in loans scheduled to mature in 2008 may be extended by us for a one-year period, subject to certain conditions; we expect to extend $40,589 of these loans.
(6)	Refer to our 2007 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

We capitalized interest costs of $4,596 in the three months ended March 31, 2008 and $4,132 in the three months ended March 31, 2007.

12.          Derivatives

The following table sets forth our interest rate swap contracts in place during the three months ended March 31, 2008 and their respective fair values:

				Fair Value at
Notional	One-Month	Effective	Expiration	March 31,	December 31,
Amount	LIBOR base	Date	Date	2008	2007
$50,000	4.3300%	10/23/2007	10/23/2009	$(1,640)	$(596)
50,000	5.0360%	3/28/2006	3/30/2009	(1,415)	(765)
25,000	5.2320%	5/1/2006	5/1/2009	(823)	(486)
25,000	5.2320%	5/1/2006	5/1/2009	(823)	(486)
				$(4,701)	$(2,333)

These amounts are included on our Consolidated Balance Sheets as other liabilities.

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months
	Ended March 31,
	2008	2007
Beginning balance	$(2,333)	$(308)
Decrease in fair value applied to accumulated other comprehensive loss and minority interests	(2,368)	(248)
Ending Balance	$(4,701)	$(556)

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	March 31,	December 31,
	2008	2007
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	5
Total preferred shares	$81	$81

Common Shares

During the three months ended March 31, 2008, we converted 15,242 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Three Months Ended March 31,
	2008	2007
Beginning balance	$(2,372)	$(693)
Unrealized loss on derivatives, net of minority interests	(2,009)	(223)
Realized loss on derivatives, net of minority interests	13	13
Ending balance	$(4,368)	$(903)

The table below sets forth our comprehensive income:

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$11,395	$5,547
Unrealized loss on derivatives, net of minority interests	(2,009)	(223)
Realized loss on derivatives, net of minority interests	13	13
Total comprehensive income	$9,399	$5,337

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2008:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series G Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.5000	$1,100
First Quarter 2008	March 31, 2008	April 15, 2008	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$938
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4766	$1,616
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4766	$1,616

Series K Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.7000	$372
First Quarter 2008	March 31, 2008	April 15, 2008	$0.7000	$372

Common Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$16,097
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$16,173

Series I Preferred Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$165
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$165

Common Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$2,777
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$2,771

15.          Supplemental Information to Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2008	2007
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$—	$38,848
Issuance of common shares in connection with acquisition of properties	$—	$156,691
Issuance of preferred shares in connection with acquisition of properties	$—	$26,583
Restricted cash used in connection with acquisitions of properties	$—	$20,122
Decrease in accrued capital improvements, leasing, and acquisition costs	$(11,089)	$(2,600)
Consolidation of real estate joint venture:
Real estate assets	$14,208	$—
Prepaid and other assets	(12,530)	—
Minority interest	(1,678)	—
Net adjustment	$—	$—
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$13	$255
Decrease in fair value of derivatives applied to AOCL and minority interests	$(2,368)	$(248)
Adjustments to minority interests resulting from changes in ownership of the Operating Partnership by COPT	$—	$26,511
Dividends/distribution payable	$22,519	$20,687
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$420	$10,563

16.          Information by Business Segment

As of March 31, 2008, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs, Colorado; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio, Texas; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended March 31, 2008
Revenues	$45,577	$19,004	$13,910	$4,172	$4,584	$2,506	$3,160	$1,908	$752	$2,726	$(878)	$97,421
Property operating expenses	16,215	6,984	6,323	1,582	1,664	64	742	433	209	1,317	(804)	34,729
NOI	$29,362	$12,020	$7,587	$2,590	$2,920	$2,442	$2,418	$1,475	$543	$1,409	$(74)	$62,692
Additions to commercial real estate properties	$14,087	$926	$3,428	$11,978	$20,858	$228	$562	$(490)	$21	$1,282	$—	$52,880
Segment assets at March 31, 2008	$1,214,145	$472,119	$445,186	$192,414	$155,906	$95,508	$95,108	$59,556	$25,340	$182,425	$(963)	$2,936,744

Three Months Ended March 31, 2007
Revenues	$43,837	$17,172	$13,081	$3,595	$3,967	$2,506	$3,098	$1,781	$1,786	$499	$(927)	$90,395
Property operating expenses	14,535	6,328	5,771	1,289	1,668	37	776	362	700	1,302	(681)	32,087
NOI	$29,302	$10,844	$7,310	$2,306	$2,299	$2,469	$2,322	$1,419	$1,086	$(803)	$(246)	$58,308
Additions to commercial real estate properties	$78,526	$10,897	$260,380	$3,803	$496	$232	$69	$(34)	$254	$25,852	$(432)	$380,043
Segment assets at March 31, 2007	$1,153,457	$480,989	$462,330	$137,948	$117,496	$97,306	$96,884	$57,250	$44,486	$166,577	$—	$2,814,723

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2008	2007
Segment revenues	$97,421	$90,395
Construction contract revenues	8,514	8,691
Other service operations revenues	478	1,386
Less: Revenues from discontinued real estate operations (Note 19)	(141)	(1,386)
Total revenues	$106,272	$99,086

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2008	2007
Segment property operating expenses	$34,729	$32,087
Less: Property operating expenses from discontinued real estate operations (Note 19)	(166)	(504)
Total property operating expenses	$34,563	$31,583

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2008	2007
NOI for reportable segments	$62,692	$58,308
Construction contract revenues	8,514	8,691
Other service operations revenues	478	1,386
Equity in loss of unconsolidated entities	(54)	(94)
Income tax expense	(112)	(105)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(24,937)	(25,997)
Construction contract expenses	(8,283)	(8,483)
Other service operations expenses	(602)	(1,405)
General and administrative expenses	(5,933)	(4,877)
Interest expense on continuing operations	(20,329)	(19,776)
Gain on sale of non-real estate investment	46	—
Amortization of deferred financing costs	(803)	(884)
Minority interests in continuing operations	(1,145)	(411)
Add (less) net operating loss (income) from discontinued operations	25	(882)
Income from continuing operations	$9,557	$5,471

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

17.          Share-Based Compensation

During the three months ended March 31, 2008, 17,435 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $23.75 per share, and the total intrinsic value of options exercised was $154.

During the three months ended March 31, 2008, certain employees were granted a total of 261,094 restricted shares with a weighted average grant date fair value of $31.65 per share.  These shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period (for most of the grants) or a five-year period beginning on the first anniversary of the grant date provided that the employees remain employed by us.  During the three months ended March 31, 2008, forfeiture restrictions lapsed on 122,794 common shares previously issued to employees.  These shares had a weighted average grant date fair value of $36.07 per share, and the total fair value of the shares on the vesting dates was $3,827.

We realized a windfall tax benefit of $1,041 in the three months ended March 31, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.  We did not realize a windfall tax benefit in the three months ended March 31, 2007 because COMI had a net operating loss carryforward for tax purposes; had COMI not had a net operating loss carryforward during the three months ended March 31, 2007, we would have recognized a windfall tax benefit of $865 in that period.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Increase in general and administrative expenses	$1,531	$879
Increase in construction contract and other service operations expenses	515	354
Share-based compensation expense	2,046	1,233
Income taxes	(39)	(35)
Minority interests	(306)	(193)
Net share-based compensation expense	$1,701	$1,005

18.          Income Taxes

COMI’s provision for income tax expense consisted of the following:

	For the Three Months Ended March 31,
	2008	2007
Deferred
Federal	$356	$86
State	79	19
	435	105
Current
Federal	205	$—
State	45	—
	250	—
Total	$685	$105

Of the income tax expense reported above for the three months ended March 31, 2008, $573 was attributable to gain on sales of properties and, as a result, is included in the line on the Consolidated Statements of Operations entitled “gain on sales of real estate, net of minority interests and taxes.”

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three months ended March 31, 2008 and 2007.

19.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  2 and 8 Centre Drive properties that were sold on September 7, 2007;

•                  7321 Parkway property that was sold on September 7, 2007;

•                  429 Ridge Road property that was sold on January 31, 2008; and

•                  47 Commerce Drive property that we sold on April 1, 2008 and was classified as held for sale as of March 31, 2008.

The table below sets forth the components of income from discontinued operations:

	For the Three Months
	Ended March 31,
	2008	2007
Revenue from real estate operations	$141	$1,386
Expenses from real estate operations:
Property operating expenses	166	504
Depreciation and amortization	7	303
Interest expense	21	488
Expenses from real estate operations	194	1,295
(Loss) income from discontinued operations before gain on sales of real estate and minority interests	(53)	91
Gain on sales of real estate	1,276	—
Minority interests in discontinued operations	(187)	(15)
Income from discontinued operations, net of minority interests	$1,036	$76

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

Acquisitions

As of March 31, 2008, we were under contract to acquire a parcel of land in Frederick, Maryland for an expected purchase price of $8,000, on which we had paid a deposit of $225.

Joint Ventures

As part of our obligations under the partnership agreement of Harrisburg Corporate Gateway Partners, LP, we agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2008.

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

In one of the consolidated joint ventures that we owned as of March 31, 2008, we would be obligated to acquire the other member’s 50% interest in the joint venture if defined events were to occur.  The amount we would need to pay for that membership interest is computed based on the amount that the owner of the interest would receive under the joint venture agreement in the event that the office property owned by the joint venture was sold for a capitalized fair value (as defined in the agreement) on a defined date.  We estimate the aggregate amount we would need to pay for the other member’s membership interest in this joint venture to be $718; however, since the determination of this amount is dependent on the operations of the office property, which is not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of March 31, 2008 follow:

Nine months ended December 31, 2008	$214
2009	178
2010	135
2011	57
$584

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of March 31, 2008 follow:

Nine months ended December 31, 2008	$371
2009	363
2010	179
2011	42
$955

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

•                  to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant’s acquisition of the property from us.  This indemnification is capped at $12,500; and

•                  to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties.  This indemnification is capped at $300 annually and $1,500 in the aggregate.

21.          Subsequent Events

On April 1, 2008, we completed the sale of the 47 Commerce Drive property in our Northern/Central New Jersey region for $3,150.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent.  The construction loan agreement provides for an aggregate commitment by the lenders of $225,000, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325,000, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements. The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties which are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of March 31, 2008, our investments in real estate included the following:

•                  230 wholly owned operating properties totaling 17.9 million square feet;

•                  17 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion;

•                  wholly owned land parcels totaling 1,479 acres that we believe are potentially developable into approximately 12.4 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

During the three months ended March 31, 2008, we:

•                  experienced significant growth in revenues from real estate operations and property operating expenses due primarily to the addition of properties through construction activities and acquisitions;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 92.9%;

•                  had three newly-constructed properties totaling 291,658 square feet (two located in Colorado Springs and one in the Baltimore/Washington Corridor) become fully operational;

•                  sold 429 Ridge Road, a 142,385 square foot office property located in Dayton, New Jersey, for $17.0 million, resulting in a recognized gain before minority interests of $1.4 million; and

•                  sold six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in a recognized gain before minority interests of $1.3 million.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders that provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions.  The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2008.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2008 compared to the same period in 2007;

•                  how we raised cash for acquisitions and other capital expenditures during the three months ended March 31, 2008;

•                  our cash flows for the three months ended March 31, 2008 and 2007;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at March 31, 2008; and

•                  the computation of our Funds from Operations for the three months ended March 31, 2008 and 2007.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007	Variance	% Change
Revenues
Rental revenue	$81,834	$75,399	$6,435	8.5%
Tenant recoveries and other real estate operations revenue	15,446	13,610	1,836	13.5%
Construction contract revenues	8,514	8,691	(177)	(2.0)%
Other service operations revenues	478	1,386	(908)	(65.5)%
Total revenues	106,272	99,086	7,186	7.3%
Expenses
Property operating expenses	34,563	31,583	2,980	9.4%
Depreciation and other amortization associated with real estate operations	24,937	25,997	(1,060)	(4.1)%
Construction contract expenses	8,283	8,483	(200)	(2.4)%
Other service operations expenses	602	1,405	(803)	(57.2)%
General and administrative expenses	5,933	4,877	1,056	21.7%
Total operating expenses	74,318	72,345	1,973	2.7%
Operating income	31,954	26,741	5,213	19.5%
Interest expense and amortization of deferred financing costs	(21,132)	(20,660)	(472)	2.3%
Gain on sale of non-real estate investment	46	—	46	N/A
Equity in loss of unconsolidated entities	(54)	(94)	40	(42.6)%
Income tax expense	(112)	(105)	(7)	6.7%
Income from continuing operations before minority interests	10,702	5,882	4,820	81.9%
Minority interests in income from continuing operations	(1,145)	(411)	(734)	178.6%
Income from continuing operations	9,557	5,471	4,086	74.7%
Income from discontinued operations, net	1,036	76	960	1263.2%
Gain on sales of real estate, net	802	—	802	N/A
Net income	11,395	5,547	5,848	105.4%
Preferred share dividends	(4,025)	(3,993)	(32)	0.8%
Net income available to common shareholders	$7,370	$1,554	$5,816	374.3%
Basic earnings per common share
Income from continuing operations	$0.14	$0.03	$0.11	366.7%
Net income available to common shareholders	$0.16	$0.03	$0.13	433.3%
Diluted earnings per common share
Income from continuing operations	$0.13	$0.03	$0.10	333.3%
Net income available to common shareholders	$0.15	$0.03	$0.12	400.0%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	March 31,	December 31,
	2008	2007
Occupancy rates
Total	92.9%	92.6%
Baltimore/Washington Corridor	91.9%	92.6%
Northern Virginia	99.3%	98.6%
Suburban Baltimore	83.8%	84.8%
Suburban Maryland	97.6%	97.8%
Colorado Springs, Colorado	96.7%	96.7%
St. Mary’s and King George Counties	93.2%	91.6%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Northern/Central New Jersey	100.0%	70.8%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$21.87	$21.36

(1) Includes estimated expense reimbursements.

The large increase in the occupancy rate of our Northern/Central New Jersey region reflected above was attributable to our sale of the 429 Ridge Road property, the only property in that region that was not fully occupied.

We renewed 83.2% of the square footage scheduled to expire in the three months ended March 31, 2008 (including the effects of early renewals and early lease terminations).  This renewal rate was positively impacted by the effect of a high number of early renewals during the period.

As we stated in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K, we believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity for our overall portfolio in 2008 and 2009, and possibly beyond.  Despite this uncertainty, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at March 31, 2008 was 4.8 years.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	March 31,	December 31,
Geographic Region	Interest	2008	2007
Greater Harrisburg (1)	20.0%	89.6%	90.5%
Northern Virginia (2)	92.5%	100.0%	100.0%
Suburban Maryland (3)	50.0%	76.2%	76.2%

(1)          Includes 16 properties totaling 671,759 square feet.

(2)          Includes one property with 78,171 square feet in operations, which excludes the effect of 63,089 unoccupied square feet undergoing redevelopment at period end.

(3)          Includes one property totaling 55,866 square feet.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the three months ended March 31, 2007 and 2008, Same-Office Properties would be properties owned and 100% operational from January 1, 2006 through March 31, 2008.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables and the discussion that follows in this section pertain to properties included in continuing operations:

	Changes From the Three Months Ended March 31, 2007 to 2008
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$4,990	$1,405	2.1%	$40	$6,435
Tenant recoveries and other real estate operations revenue	1,033	879	7.2%	(76)	1,836
Total	$6,023	$2,284	2.8%	$(36)	$8,271

Property operating expenses	$1,850	$1,555	5.7%	$(425)	$2,980

Straight-line rental revenue adjustments included in rental revenue	$438	$(563)	N/A	$8	$(117)

Amortization of deferred market rental revenue	$49	$(114)	N/A	$—	$(65)

Number of operating properties included in component category	67	164	N/A	—	231

(1)          Includes 55 acquired properties, ten construction/development properties and two redevelopment properties placed into service.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

With regard to changes in the Property Additions’ revenues from real estate operations, $4.6 million of the increase was attributable to construction, development and redevelopment properties placed into service and the remainder attributable to acquisitions.

With regard to changes in the Property Additions’ property operating expenses, $948,000 of the increase was attributable to construction, development and redevelopment properties placed into service and the remainder attributable to acquisitions.

With regard to changes in the Same-Office Properties’ revenues from real estate operations:

•                  the increase in rental revenue from real estate operations for the Same-Office Properties included the following:

•                  an increase of $2.3 million, or 3.5%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods.  Of this increase, $914,000 was attributable to one property located in Northern Virginia; and

•                  a decrease of $942,000, or 96.7%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

•                  tenant recoveries and other revenue from the Same-Office Properties increased due primarily to an $841,000 increase in billings for miscellaneous direct reimbursable expenses, the related cost for which is reported below.

The increase in operating expenses for the Same-Office Properties included the following:

•                  an increase of $858,000 attributable to miscellaneous direct reimbursable expenses;

•                  an increase of $476,000, or 9.6%, in real estate taxes, of which $201,000 was attributable to our Colorado Springs portfolio which had a number of properties with significantly higher assessed values;

•                  an increase of $377,000, or 6.0%, in electric utilities expense which included the effects of: (1) increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structure; and (3) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland;

•                  an increase of $192,000, or 9.0%, in management fees attributable primarily to an increase in revenue billed by the properties (management fees are generally computed based on a percentage of revenue billed by properties).  The increase also was attributable in part to a change in the basis for computing management fees for a number of properties in the portfolio from being based on a percentage of property operating expenses to being based on a percentage of revenue;

•                  an increase of $179,000, or 6.5%, in repairs and maintenance labor due primarily to: (1) an increase in labor hours due mostly to the addition of new employees to address staffing needs and increased labor requirements at certain properties with increased occupancy; and (2) higher labor rates resulting from an increase in the underlying costs for labor;

•                  an increase of $182,000, or 1,114.0%, in bad debt expense due to additional reserves on tenant receivables;

•                  an increase of $176,000, or 30.9%, in corporate overhead allocated to property operating expense due in large part to increased costs for corporate employees supporting the property operations, much of which is attributable to compensation costs for such employees;

•                  an increase of $117,000, or 9.4%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service arrangements at certain properties; and

•                  a decrease of $1.2 million, or 56.4%, in snow removal due to decreased snow and ice in most of our regions.

Other service revenues and expenses

The decrease in other service revenues and expenses is attributable primarily to a decrease in third party work for heating and air conditioning controls and plumbing services due to our decision in 2007 to limit the amount of these services that we provide to third parties and, instead, focus on providing these services predominantly for our properties.

Depreciation and amortization

When we acquire operating properties, a portion of the acquisition value of such properties is generally allocated to assets with depreciable lives that are based on the lives of the underlying leases.  Our decrease in depreciation and other amortization expense in the current period was attributable primarily to a number of these shorter lived assets becoming fully amortized during or prior to the current quarter.  The effect of this decrease more than offset additional depreciation and amortization associated with new assets placed into service.

General and administrative expenses

Our general and administrative expense increase included the following:

•                  a $2.0 million, or 50.1%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $652,000, or 74.2%, increase in expense associated with share-based compensation due primarily to the effects of awards issued in 2007 and 2008; and

•                  a $802,000, or 36.9%, decrease attributable to increased allocation of corporate overhead primarily to our service companies.  Although our overall general and administrative expenses increased, this $802,000 decrease in general and administrative expenses was caused by the combined effect of: (1) the increase in allocable general and administrative expenses; and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

Interest expense and amortization of deferred financing costs

Our increase in interest expense and amortization of deferred financing costs included in continuing operations included the effects of the following:

•                  a 9.3% increase in our average outstanding debt balance due primarily to our 2007 and 2008 construction activities; offset in part by the effects of

•                  an increase in interest capitalized to construction, development and redevelopment projects of $463,000, or 11.2%, due to increased construction, development and redevelopment activity; and

•                  a decrease in our weighted average interest rates from 5.8% to 5.4%.

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

As of March 31, 2008, we owned 84.8% of the outstanding common units and 95.8% of the outstanding preferred units.  The percentage of the Operating Partnership owned by minority interests during the last year decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares during 2007 and 2008 due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares; and

•                  the exchange of common units for our common shares by certain minority interest holders of common units; offset in part by

•                  our issuance of common units to third parties totaling 262,165 in 2007 in connection with an acquisition.

Our income from continuing operations allocated to minority interests increased due to: (1) an increase in the income available to allocate to minority interests holders of common units attributable primarily to the reasons set forth above for changes in revenue and expense items; offset in part by the effect of (2) our increasing ownership of common units (from 82.8% at December 31, 2006 to 84.8% at March 31, 2008).

Income from discontinued operations, net of minority interests

Our income from discontinued operations increased due primarily to the gain on our sale of the 429 Ridge Road property on January 31, 2008.  See Note 19 to the Consolidated Financial Statements for a summary of the components of income from discontinued operations.

Gain on sales of real estate, net of minority interests

Our gain on sales of real estate increased due primarily to a $1.3 million gain recognized before income taxes and allocation to minority interests on the sale of six recently constructed office condominiums located in Northern Virginia.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased due to the following:

•                  increases in net income available to common shareholders, attributable primarily to the reasons set forth above; and

•                  a larger number of common shares outstanding due to share issuances since January 1, 2007.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $37.6 million as of March 31, 2008, a 53% increase from the balance at December 31, 2007.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

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

Our cash flow from operations increased $7.2 million, or 20.2%, when comparing the three months ended March 31, 2008 and 2007; this increase is attributable in large part to the additional cash flow from operations generated by our newly-constructed properties.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Three Months Ended March 31, 2008

We had three newly-constructed properties totaling 291,658 square feet (two located in Colorado Springs and one in the Baltimore/Washington Corridor) become fully operational in the three months ended March 31, 2008 (89,497 of these square feet were placed into service in 2007).  These properties were 74.9% leased or committed as of March 31, 2008.  Costs incurred on these properties through March 31, 2008 totaled $50.9 million, $825,000 of which was incurred in the three months ended March 31, 2008.  We financed the 2008 costs using primarily borrowings from our Revolving Credit Facility.

At March 31, 2008, we had construction activities underway on 11 office properties totaling 1.1 million square feet that were 15.6% leased, or considered committed to lease.  Two of these properties are owned through consolidated joint ventures.  Costs incurred on these properties through March 31, 2008 totaled approximately $106.2 million, of which approximately $36.6 million was incurred in the three months ended March 31, 2008.  The costs incurred in the three months ended March 31, 2008 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

On January 29, 2008, we completed the formation of M Square Associates, LLC (“M Square”), a consolidated joint venture in which we hold 50% equity interest through Enterprise Campus Developer,

LLC, another consolidated joint venture in which we own a 90% interest.  M Square will own, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland.  This joint venture was nearing completion of construction on a 116,107 square foot property within M Square Research Park at March 31, 2008.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the three months ended March 31, 2008 (in thousands):

Construction, development and redevelopment	$50,359
Tenant improvements on operating properties	2,224	(1)
Capital improvements on operating properties	297
	$52,880

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

On January 31, 2008, we completed the sale of the 429 Ridge Road property in our Northern/Central New Jersey region for $17.0 million, resulting in net proceeds of $16.9 million.  We used these proceeds to pay down our Revolving Credit Facility.

During the three months ended March 31, 2008, we also completed the sale of six recently constructed office condominiums located in Herndon, Virginia for sale prices totaling $8.4 million in the aggregate, resulting in net proceeds of $7.8 million.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of March 31, 2008, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $157.0 million, or 85.3%, when comparing the three months ended March 31, 2008 and 2007.  This decrease was due primarily to the following:

•                  a $138.6 million, or 73.7%, decrease in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition during the quarter ended March 31, 2007; and

•                  a $25.3 million increase in proceeds from sales of properties.

Our cash flow provided by financing activities decreased $165.4 million due primarily to financing activity related to our completion of the Nottingham Acquisition during the quarter ended March 31, 2007.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2007 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to March 31, 2008

On April 1, 2008, we completed the sale of the 47 Commerce Drive property in our Northern/Central New Jersey region for $3.2 million.  We applied the proceeds from this sale to our cash reserves.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent.  The construction loan agreement provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements.  The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.  As of May 5, 2008, the maximum amount of borrowing capacity under this agreement totaled $79.8, of which $35.4 million had been borrowed; the proceeds from these borrowings were used to pay down borrowings under our Revolving Credit Facility.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of March 31, 2008, we had construction activities underway on 11 office properties totaling 1.1 million square feet that were 15.6% pre-leased, or considered committed to lease (including two properties owned through joint ventures).  We estimate remaining costs to be incurred will total approximately $107.8 million upon completion of these properties; we expect to incur these costs through 2010.  We expect to fund these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

As of March 31, 2008, we had development activities underway on nine new office properties estimated to total 897,000 square feet.  We estimate that costs for these properties will total approximately $181.1 million.  As of March 31, 2008, costs incurred on these properties totaled $21.2 million and the balance is expected to be incurred from 2008 through 2010.  We expect to fund most of these costs using borrowings from new construction loan facilities.

As of March 31, 2008, we had redevelopment activities underway on two properties totaling 493,000 square feet (these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $13.3 million.  We expect to fund most of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

In September 2007, the City of Colorado Springs announced that it had selected us to be the master developer for the 272-acre site known as the Colorado Springs Mixed-Use Business Park, located at the entrance of the Colorado Springs Airport and adjacent to Peterson Air Force Base.  We are currently in the process of negotiating the long-term ground lease and development agreement with the City of Colorado Springs regarding the details of this arrangement; we expect that the terms of these agreements will be finalized in 2008.  We expect that this business park can support potential development of approximately 3.5 million square feet, including office, retail, industrial and flex space.  We anticipate that this project could cost approximately $800.0 million, which we expect to be funded over the next 10 to 20 years.  As each parcel commences development, we expect to execute long term land leases.  For each parcel, we expect to oversee the development, construction, leasing and management and have a leasehold interest in the buildings.

During the remainder of 2008 and beyond, we could complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

As of May 5, 2008, the maximum principal amount on our Revolving Credit Facility was $600.0 million, with a right to further increase the maximum principal amount in the future to $800.0 million, subject to certain conditions.  As of May 5, 2008, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $184.0 million was available.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three months ended March 31, 2008 and 2007 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007

Net income	$11,395	$5,547
Add: Real estate-related depreciation and amortization	24,944	26,300
Add: Depreciation and amortization on unconsolidated real estate entities	164	168
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(49)	(42)
Less: Gain on sales of real estate, excluding development portion (1)	(1,380)	—
Funds from operations (“FFO”)	35,074	31,973
Add: Minority interests-common units in the Operating Partnership	1,324	308
Less: Preferred share dividends	(4,025)	(3,993)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$32,373	$28,288

Weighted average common shares	47,001	45,678
Conversion of weighted average common units	8,154	8,411
Weighted average common shares/units - Basic FFO	55,155	54,089
Dilutive effect of share-based compensation awards	765	1,465
Weighted average common shares/units - Diluted FFO	55,920	55,554

Diluted FFO per common share	$0.58	$0.51

Numerator for diluted EPS	$7,370	$1,554
Add: Minority interests-common units in the Operating Partnership	1,324	308
Add: Real estate-related depreciation and amortization	24,944	26,300
Add: Depreciation and amortization on unconsolidated real estate entities	164	168
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(49)	(42)
Less: Gain on sales of real estate, excluding development portion (1)	(1,380)	—
Diluted FFO	$32,373	$28,288

Denominator for diluted EPS	47,766	47,143
Weighted average common units	8,154	8,411
Denominator for Diluted FFO per share	55,920	55,554

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2008, 84.3% of our fixed-rate debt was scheduled to mature after 2009.  As of March 31, 2008, 20.9% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of March 31, 2008, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 13.1%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at March 31, 2008 (dollars in thousands):

	For the Periods Ended December 31,
	2008 (2)	2009	2010	2011	2012	Thereafter	Total
Long term debt:
Fixed rate (1)	$142,685	$62,643	$74,033	$109,814	$42,200	$878,426	$1,309,801
Average interest rate	5.48%	5.32%	5.26%	5.23%	5.20%	4.21%	4.72%
Variable rate	$138,589	$—	$—	$397,000	$—	$—	$535,589
Average interest rate	3.66%	3.57%	3.57%	3.57%	—	—	3.59%

(1)	Represents scheduled principal maturities only and therefore excludes a net premium of $578,000.
(2)

Our loans maturing in 2008 as of March 31, 2008 include loans totaling $41.5 million that were paid off subsequent to March 31, 2008, $40.6 million that we expect to extend until 2009 and approximately $187.4 million that we expect to refinance using a combination of medium- and long-term financing; the balance of the 2008 maturities represent primarily scheduled principal amortization payments that we expect to pay using cash flow from operations.

The fair market value of our debt was $1.89 billion at March 31, 2008.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $56.7 million at March 31, 2008.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2008, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	March 31,
Amount	LIBOR base	Date	Date	2008
$50,000	4.3300%	10/23/2007	10/23/2009	$(1,640)
50,000	5.0360%	3/28/2006	3/30/2009	(1,415)
25,000	5.2320%	5/1/2006	5/1/2009	(823)
25,000	5.2320%	5/1/2006	5/1/2009	(823)
				$(4,701)

Based on our variable-rate debt balances, our interest expense would have increased by $925,000 in the three months ended March 31, 2008 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, we commenced the implementation of a software package provided by Argus Software (the “Argus System”).  The Argus System is an Enterprise Resource Planning (ERP) suite of integrated operational and financial modules that supports our current and future operational needs and enhances our internal control over financial reporting.  The implementation of the Argus System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities.  Other than the implementation of the Argus System, there have been no changes in internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

During the three months ended March 31, 2008, 15,242 of the Operating Partnership’s common units were exchanged for 15,242 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)	Not applicable

(c)	Not applicable

Item 3. Defaults Upon Senior Securities

(a)	Not applicable

(b)	Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith.)
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith.)
32.1

Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. (Furnished herewith.)

32.2

Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	May 12, 2008	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date:	May 12, 2008	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer