Form 10-Q
period 2008-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2008-08-08
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-14023

Corporate Office Properties Trust

(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

As of July 29, 2008, 47,705,998 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Investment in real estate:
Operating properties, net	$2,245,003	$2,192,939
Property held for sale, net	—	14,988
Projects under construction or development	456,164	396,012
Total commercial real estate properties, net	2,701,167	2,603,939
Cash and cash equivalents	12,857	24,638
Restricted cash	23,066	15,121
Accounts receivable, net	23,452	24,831
Deferred rent receivable	59,238	53,631
Intangible assets on real estate acquisitions, net	104,136	108,661
Deferred charges, net	48,620	49,051
Prepaid expenses and other assets	37,934	51,981
Total assets	$3,010,470	$2,931,853

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,704,351	$1,625,842
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	82,526	75,535
Rents received in advance and security deposits	32,569	31,234
Dividends and distributions payable	22,548	22,441
Deferred revenue associated with acquired operating leases	12,762	11,530
Distributions in excess of investment in unconsolidated real estate joint venture	4,506	4,246
Other liabilities	8,820	8,288
Total liabilities	2,068,082	1,979,116
Minority interests:
Common units in the Operating Partnership	111,033	114,127
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,259	7,168
Total minority interests	130,092	130,095
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 8,121,667 at June 30, 2008 and December 31, 2007 (Note 13))	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 47,701,812 at June 30, 2008 and 47,366,475 at December 31, 2007)	477	474
Additional paid-in capital	956,683	950,615
Cumulative distributions in excess of net income	(142,330)	(126,156)
Accumulated other comprehensive loss	(2,615)	(2,372)
Total shareholders’ equity	812,296	822,642
Total liabilities and shareholders’ equity	$3,010,470	$2,931,853

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$83,154	$78,337	$164,864	$153,612
Tenant recoveries and other real estate operations revenue	14,957	12,037	30,398	25,630
Construction contract revenues	14,619	10,620	23,133	19,311
Other service operations revenues	525	1,073	1,003	2,459
Total revenues	113,255	102,067	219,398	201,012
Expenses
Property operating expenses	33,957	29,032	68,499	60,591
Depreciation and other amortization associated with real estate operations	24,955	26,834	49,847	52,786
Construction contract expenses	14,192	10,136	22,475	18,619
Other service operations expenses	454	1,126	1,056	2,531
General and administrative expenses	6,036	5,326	11,969	10,203
Total operating expenses	79,594	72,454	153,846	144,730
Operating income	33,661	29,613	65,552	56,282
Interest expense	(19,437)	(20,437)	(39,746)	(40,213)
Amortization of deferred financing costs	(910)	(921)	(1,713)	(1,805)
Gain on sale of non-real estate investment	5	1,033	51	1,033
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	13,319	9,288	24,144	15,297
Equity in loss of unconsolidated entities	(56)	(57)	(110)	(151)
Income tax benefit (expense)	107	(178)	(5)	(283)
Income from continuing operations before minority interests	13,370	9,053	24,029	14,863
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,378)	(807)	(2,365)	(1,088)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	(120)	31	(106)	78
Income from continuing operations	11,707	8,112	21,228	13,523
Income (loss) from discontinued operations, net of minority interests	1,115	(396)	2,187	(260)
Income before gain on sales of real estate	12,822	7,716	23,415	13,263
Gain on sales of real estate, net	31	161	833	161
Net income	12,853	7,877	24,248	13,424
Preferred share dividends	(4,026)	(4,025)	(8,051)	(8,018)
Net income available to common shareholders	$8,827	$3,852	$16,197	$5,406
Basic earnings per common share
Income from continuing operations	$0.16	$0.09	$0.30	$0.12
Discontinued operations	0.03	(0.01)	0.04	—
Net income available to common shareholders	$0.19	$0.08	$0.34	$0.12
Diluted earnings per common share
Income from continuing operations	$0.16	$0.09	$0.29	$0.12
Discontinued operations	0.02	(0.01)	0.05	(0.01)
Net income available to common shareholders	$0.18	$0.08	$0.34	$0.11
Dividends declared per common share	$0.34	$0.31	$0.68	$0.62

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$24,248	$13,424
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	3,461	1,325
Depreciation and other amortization	50,676	54,055
Amortization of deferred financing costs	1,713	1,805
Amortization of deferred market rental revenue	(903)	(985)
Equity in loss of unconsolidated entities	110	151
Gain on sales of real estate	(4,204)	(183)
Gain on sale of non-real estate investment	(51)	(1,033)
Share-based compensation	4,556	3,141
Excess income tax benefits from share-based compensation	(1,053)	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(5,701)	(5,936)
Decrease in accounts receivable	1,379	7,541
Decrease (increase) in restricted cash and prepaid and other assets	3,380	(10,274)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,406	(4,037)
Increase in rents received in advance and security deposits	1,335	6,310
Other	268	(370)
Net cash provided by operating activities	83,620	64,934

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(149,358)	(243,936)
Proceeds from sales of properties	28,304	—
Leasing costs paid	(2,383)	(8,164)
(Increase) decrease in restricted cash associated with investing activities	(425)	14,838
Other	(2,079)	1,091
Net cash used in investing activities	(125,941)	(236,171)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	227,932	431,495
Repayments of mortgage and other loans payable	(149,374)	(216,352)
Deferred financing costs paid	(2,250)	(1,556)
Net proceeds from issuance of common shares	1,350	6,140
Dividends paid	(40,309)	(35,523)
Distributions paid	(5,878)	(5,505)
Excess income tax benefits from share-based compensation	1,053	—
Restricted share redemptions	(1,304)	—
Other	(680)	(262)
Net cash provided by financing activities	30,540	178,437

Net (decrease) increase in cash and cash equivalents	(11,781)	7,200
Cash and cash equivalents
Beginning of period	24,638	7,923
End of period	$12,857	$15,123

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2008, our investments in real estate included the following:

•                  234 wholly owned operating properties totaling 18.2 million square feet;

•                  18 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,457 acres that we believe are potentially developable into approximately 12.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of June 30, 2008 follows:

Common Units	85%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled at that date, either directly or through ownership by other entities or family members, 13% of the Operating Partnership’s common units.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$11,707	$8,112	$21,228	$13,523
Add: Gain on sales of real estate, net	31	161	833	161
Less: Preferred share dividends	(4,026)	(4,025)	(8,051)	(8,018)
Numerator for basic and diluted EPS from continuing operations	7,712	4,248	14,010	5,666
Income (loss) from discontinued operations, net	1,115	(396)	2,187	(260)
Numerator for basic and diluted EPS on net income available to common shareholders	$8,827	$3,852	$16,197	$5,406
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	47,110	46,686	47,055	46,185
Dilutive effect of share-based compensation awards	888	1,105	797	1,305
Denominator for diluted EPS	47,998	47,791	47,852	47,490

Basic EPS:
Income from continuing operations	$0.16	$0.09	$0.30	$0.12
Income (loss) from discontinued operations	0.03	(0.01)	0.04	—
Net income available to common shareholders	$0.19	$0.08	$0.34	$0.12
Diluted EPS:
Income from continuing operations	$0.16	$0.09	$0.29	$0.12
Income (loss) from discontinued operations	0.02	(0.01)	0.05	(0.01)
Net income available to common shareholders	$0.18	$0.08	$0.34	$0.11

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Conversion of weighted average common units	8,151	8,313	8,153	8,361
Conversion of weighted average convertible preferred shares	434	434	434	415
Conversion of weighted average convertible preferred units	176	176	176	176

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

4.             Recent Accounting Pronouncements

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Statement does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  With respect to SFAS 157, the FASB also issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial

Accounting Standards No. 13, “Accounting for Leases.”  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  Effective January 1, 2008, we adopted, on a prospective basis, the portions of SFAS 157 not deferred by FSP FAS 157-2; this adoption did not have a material effect on our financial position, results of operations or cash flows.  We are evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities since the application of SFAS 157 for such items for us was deferred to January 1, 2009.

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of June 30, 2008, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$6,331	$—	$—	$6,331
Liabilities:
Deferred compensation plan liability (2)	$6,331	$—	$—	$6,331
Interest rate swap contracts (2)	—	2,648	—	2,648
Liabilities	$6,331	$2,648	$—	$8,979

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).   SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  While we are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations, SFAS 141(R) will require us to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncment’s effective date, which is a significant change since our current practice is to capitalize such costs into the cost of the acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the impact of SFAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard expands the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We are evaluating the impact that SFAS 161 will have on our reporting for derivatives.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB-14-1”).  FSP APB-14-1 requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option.  This pronouncement’s objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt).  Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer’s conventional debt borrowing rate.  The equity component is recorded based on the difference between the debt proceeds and the fair value of the liability.  The difference between the liability’s principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt’s expected life using the effective interest method.  The provisions of FSP APB 14-1 will be effective beginning January 1, 2009 and are to be applied retrospectively to all periods presented.  While we are in the process of evaluating FSP APB 14-1, we currently believe that this pronouncement will affect the accounting for our 3.5% Exchangeable Senior Notes by resulting in our recognition of additional annual interest expense of approximately $3,000 to $4,000 over the five-year expected life of the debt, beginning on the debt’s September 18, 2006 origination date.

5.             Commercial Real Estate Properties

Operating properties consisted of the following:

	June 30,	December 31,
	2008	2007
Land	$420,182	$413,779
Buildings and improvements	2,145,700	2,064,960
	2,565,882	2,478,739
Less: accumulated depreciation	(320,879)	(285,800)
	$2,245,003	$2,192,939

As of December 31, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central New Jersey Region).  We completed the sale of this property on January 31, 2008.  The components associated with 429 Ridge Road as of December 31, 2007 included the following:

December 31,
2007
Land	$2,932
Buildings and improvements	15,003
17,935
Less: accumulated depreciation	(2,947)
$14,988

Projects we had under construction or development consisted of the following:

	June 30,	December 31,
	2008	2007
Land	$208,742	$214,696
Construction in progress	247,422	181,316
	$456,164	$396,012

2008 Acquisitions

We acquired the following office properties during the six months ended June 30, 2008:

				Total
		Date of	Number of	Rentable	Acquisition
Project Name	Location	Acquisition	Buildings	Square Feet	Cost
3535 Northrop Grumman Point	Colorado Springs, CO	6/10/2008	1	124,305	$23,240
1560 Cable Ranch Road (Buildings A and B)	San Antonio, TX	6/19/2008	2	122,975	17,317
			3	247,280	$40,557

The table below sets forth the allocation of the acquisition costs of the three properties:

	3535 Northrop	1560 Cable
	Grumman Point	Ranch Road	Total
Land, operating properties	$—	$3,396	$3,396
Building and improvements	22,163	10,315	32,478
Intangible assets on real estate acquisitions	3,423	4,208	7,631
Total assets	25,586	17,919	43,505
Deferred revenue associated with acquired operating leases	(2,346)	(602)	(2,948)
Total acquisition cost	$23,240	$17,317	$40,557

Intangible assets recorded in connection with the above acquisitions included the following:

		Weighted
		Average
		Amortization
		Period (in Years)
Lease-up value	$4,558	10
Tenant relationship value	1,537	12
Lease cost portion of deemed cost avoidance	1,536	11
	$7,631	11

2008 Construction, Development and Redevelopment Activities

During the six months ended June 30, 2008, we had five properties totaling 437,064 square feet become fully operational (89,497 of these square feet were placed into service in 2007).  Three of these properties are located in Colorado Springs, Colorado (“Colorado Springs”) and two in the Baltimore/Washington Corridor.

As of June 30, 2008, we had construction underway on four new properties in the Baltimore/Washington Corridor (including one through a joint venture), four in Colorado Springs, two in San Antonio, Texas (“San Antonio”) and one in the Suburban Maryland region through a joint venture.  We also had development activities underway on three new properties in Suburban Baltimore, two each in the Baltimore/Washington Corridor, San Antonio and Suburban Maryland (including one through a joint venture) and one in King George County, Virginia.  In addition, we had redevelopment underway on two properties owned by a joint venture (one located in the Baltimore/Washington Corridor and the other in Northern Virginia).

2008 Dispositions

We sold the following operating properties during the six months ended June 30, 2008:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
429 Ridge Road	Dayton, New Jersey	1/31/2008	1	142,385	$17,000	$1,365
7253 Ambassador Road	Woodlawn, Maryland	6/2/2008	1	38,930	5,100	1,278
47 Commerce Road	Cranbury, New Jersey	4/1/2008	1	41,398	3,150	—
			3	222,713	$25,250	$2,643

During the six months ended June 30, 2008, we also completed the sale of six recently constructed office condominiums located in Herndon Virginia (located in the Northern Virginia region) for sale prices totaling $8,388 in the aggregate.  We recognized an aggregate gain before minority interests and taxes of $1,368 on these sales.

The table below sets forth the components of the line on our Consolidated Statements of Operations entitled “gain on sales of real estate” for the three and six months ended June 30, 2008:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Gain on sales of real estate	$46	$194	$1,678	$194
Income taxes	(5)	(3)	(578)	(3)
Minority interests
Common units in the Operating Partnership	(8)	(30)	(151)	(30)
Other consolidated entities	(2)	—	(116)	—
Gain on sale of real estate, net	$31	$161	$833	$161

6.                                      Real Estate Joint Ventures

During the six months ended June 30, 2008, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

	Investment Balance at							Total	Maximum
	June 30,		December 31,		Date		Nature of	Assets at	Exposure
	2008		2007		Acquired	Ownership	Activity	6/30/2008	to Loss (1)
Harrisburg Corporate Gateway Partners, L.P.	$(4,506	)(2)	$(4,246	)(2)	9/29/2005	20%	Operates 16 buildings (3)	$71,261	$—

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

(2)               The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at June 30, 2008 and December 31, 2007 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)               This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	June 30,	December 31,
	2008	2007
Commercial real estate property	$62,961	$63,773
Other assets	8,300	9,051
Total assets	$71,261	$72,824

Liabilities	$67,799	$67,991
Owners’ equity	3,462	4,833
Total liabilities and owners’ equity	$71,261	$72,824

The following table sets forth condensed statements of operations for Harrisburg Corporate Gateway Partners, L.P.:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$2,413	$2,426	$4,796	$4,870
Property operating expenses	(876)	(876)	(1,701)	(1,836)
Interest expense	(980)	(980)	(1,960)	(2,118)
Depreciation and amortization expense	(830)	(855)	(1,660)	(1,722)
Net loss	$(273)	$(285)	$(525)	$(806)

On January 29, 2008, we completed the formation of M Square Associates, LLC (“M Square”), a consolidated joint venture in which we hold a 50% equity interest through Enterprise Campus Developer, LLC, another consolidated joint venture in which we own a 90% interest.  M Square was formed to develop and own office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland (located in the Suburban Maryland region).

The table below sets forth information pertaining to our investments in consolidated joint ventures at June 30, 2008:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	6/30/2008	Activity	6/30/2008	6/30/2008
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties(1)	$43,252	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel(2)	26,113	—
Enterprise Campus Developer, LLC	6/26/2007	90.0%	Developing land parcels(3)	24,317	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel(4)	4,772	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building(5)	4,409	—
13849 Park Center Road, LLC	10/2/2007	92.5%	Redeveloping one property(6)	542	—
				$103,405	$—

(1) This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.

(2) This joint venture is developing a land parcel located in Hanover, Maryland (located in the Baltimore/Washington Corridor).

(3) This joint venture is developing land parcels located in College Park, Maryland through the M Square joint venture.

(4) This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).

(5) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

(6) This joint venture is redeveloping a property in the Northern Virginia region.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.     Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$129,613	$65,322	$64,291	$125,338	$58,435	$66,903
Tenant relationship value	36,514	10,623	25,891	35,189	7,892	27,297
Lease cost portion of deemed cost avoidance	18,587	9,828	8,759	17,133	8,697	8,436
Lease to market value	14,428	10,369	4,059	14,428	9,555	4,873
Market concentration premium	1,333	197	1,136	1,333	181	1,152
	$200,475	$96,339	$104,136	$193,421	$84,760	$108,661

Amortization of the intangible asset categories set forth above totaled $11,724 in the six months ended June 30, 2008 and $16,678 in the six months ended June 30, 2007. The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: seven years; lease cost portion of deemed cost avoidance: six years; lease to market value: four years; and market concentration premium: 34 years.  The approximate weighted average amortization period for all of the categories combined is nine years.  Estimated amortization expense associated with the intangible asset categories set forth above is $10,500 for the six months ending December 31, 2008, $19,100 for 2009, $14,900 for 2010, $12,100 for 2011, $9,800 for 2012 and $7,300 for 2013.

8.             Deferred Charges

Deferred charges consisted of the following:

	June 30,	December 31,
	2008	2007
Deferred leasing costs	$64,946	$63,052
Deferred financing costs	34,874	32,617
Goodwill	1,853	1,853
Deferred other	155	155
	101,828	97,677
Accumulated amortization	(53,208)	(48,626)
Deferred charges, net	$48,620	$49,051

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $1,249 at June 30, 2008 and $798 at December 31, 2007.

10.          Prepaid Expenses and Other Assets

Prepaid and other assets consisted of the following:

	June 30,	December 31,
	2008	2007
Furniture, fixtures and equipment	$11,807	$11,410
Prepaid expenses	8,834	13,907
Construction contract costs incurred in excess of billings	8,031	19,425
Other assets	9,262	7,239
Prepaid expenses and other assets	$37,934	$51,981

11.          Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Debt at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2008	2008	2007	at June 30, 2008	June 30, 2008
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$465,000	$361,000	LIBOR + 0.75% to 1.25%	September 30, 2011 (1)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (2)	N/A	1,063,596	1,124,551	5.20% - 8.63 (3)%	2008 - 2034 (4)
Revolving Construction Facility (5)	225,000	35,432	—	LIBOR + 1.60% to 2.00%	May 2, 2011 (1)
Other construction loan facilities	111,500	104,089	104,089	LIBOR + 1.40% to 1.50%	2008-2009
Other variable-rate secured loans	N/A	34,500	34,500	LIBOR + 1.20% to 1.50%	2008
Total mortgage and other secured loans		1,237,617	1,263,140

Note payable
Unsecured seller notes	N/A	1,734	1,702	0% - 5.95%	2008-2016
Total mortgage and other loans payable		1,704,351	1,625,842

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026 (6)
Total debt		$1,904,351	$1,825,842

(1)          These facilities may be extended for a one-year period at our option, subject to certain conditions.

(2)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net premiums totaling $556 at June 30, 2008 and $605 at December 31, 2007.

(3)          The weighted average interest rate on these loans was 5.82% at June 30, 2008.

(4)          A loan with a balance of $4,781 at June 30, 2008 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(5)          This loan is described in further detail below.

(6)          Refer to our 2007 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; this loan is referred to in the table above as the “Revolving Construction Facility.”  The construction loan agreement provides for an aggregate commitment by the lenders of $225,000, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325,000, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements.  As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral.  The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

We capitalized interest costs of $8,957 in the six months ended June 30, 2008 and $8,906 in the six months ended June 30, 2007.

12.          Derivatives

The following table sets forth our interest rate swap contracts in place during the six months ended June 30, 2008 and their respective fair values:

				Fair Value at
Notional	One-Month	Effective	Expiration	June 30,	December 31,
Amount	LIBOR Base	Date	Date	2008	2007
$50,000	4.3300%	10/23/2007	10/23/2009	$(836)	$(596)
50,000	5.0360%	3/28/2006	3/30/2009	(826)	(765)
25,000	5.2320%	5/1/2006	5/1/2009	(493)	(486)
25,000	5.2320%	5/1/2006	5/1/2009	(493)	(486)
				$(2,648)	$(2,333)

These amounts are included on our Consolidated Balance Sheets as other liabilities.

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Beginning balance	$(4,701)	$(556)	$(2,333)	$(308)
Increase (decrease) in fair value applied to accumulated other comprehensive loss and minority interests	2,053	669	(315)	421
Ending balance	$(2,648)	$113	$(2,648)	$113

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	June 30,	December 31,
	2008	2007
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	5
Total preferred shares	$81	$81

Common Shares

During the six months ended June 30, 2008, we converted 15,242 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Six Months
	Ended June 30,
	2008	2007
Beginning balance	$(2,372)	$(693)
Unrealized (loss) gain on derivatives, net of minority interests	(269)	342
Realized loss on derivatives, net of minority interests	26	26
Ending balance	$(2,615)	$(325)

The table below sets forth our comprehensive income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$12,853	$7,877	$24,248	$13,424
Unrealized gain (loss) on derivatives, net of minority interests	1,740	565	(269)	342
Realized loss on derivatives, net of minority interests	13	13	26	26
Total comprehensive income	$14,606	$8,455	$24,005	$13,792

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2008:

	Record Date	Payable Date	Dividend/ Distribution Per Share/unit	Total Dividend/ Distribution
Series G Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.5000	$1,100
First Quarter 2008	March 31, 2008	April 15, 2008	$0.5000	$1,100
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$938
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$938
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4766	$1,616
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4766	$1,616
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4766	$1,616

Series K Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.7000	$372
First Quarter 2008	March 31, 2008	April 15, 2008	$0.7000	$372
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.7000	$372

Common Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$16,097
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$16,173
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.3400	$16,197

Series I Preferred Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$165
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$165
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4688	$165

Common Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$2,777
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$2,771
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.3400	$2,772

15.          Supplemental Information to Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2008	2007
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$—	$38,848
Issuance of common shares in connection with acquisition of properties	$—	$156,691
Issuance of preferred shares in connection with acquisition of properties	$—	$26,583
Restricted cash used in connection with acquisitions of properties	$—	$20,122
Issuance of common units in the Operating Partnership in connection with acquisition of interest in properties	$—	$12,125
Increase (decrease) in accrued capital improvements, leasing, and acquisition costs	$2,176	$(3,057)
Consolidation of real estate joint venture:
Real estate assets	$14,208	$39
Prepaid and other assets	(10,859)	1,021
Minority interest	(3,349)	(1,060)
Net adjustment	$—	$—
Proceeds from sale of property invested in restricted cash	$5,103	$—
Reclassification of operating assets to investment in consolidated real estate joint venture	$—	$10,341
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$26	$275
(Decrease) increase in fair value of derivatives applied to AOCL and minority interests	$(315)	$421
Adjustments to minority interests resulting from changes in ownership of the Operating Partnership by COPT	$—	$25,167
Dividends/distribution payable	$22,548	$20,754
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$420	$18,958

16.          Information by Business Segment

As of June 30, 2008, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended June 30, 2008
Revenues	$46,426	$18,927	$13,502	$4,691	$4,516	$2,506	$3,134	$1,999	$586	$2,812	$(903)	$98,196
Property operating expenses	15,686	7,255	5,691	1,738	1,553	40	747	443	38	1,196	(419)	33,968
NOI	$30,740	$11,672	$7,811	$2,953	$2,963	$2,466	$2,387	$1,556	$548	$1,616	$(484)	$64,228
Additions to commercial real estate properties	$39,987	$803	$4,309	$41,468	$1,238	$384	$674	$18,738	$22	$943	$(15)	$108,551

Three Months Ended June 30, 2007
Revenues	$42,722	$18,254	$13,448	$3,604	$3,943	$2,507	$3,029	$1,863	$1,006	$1,610	$(816)	$91,170
Property operating expenses	13,376	6,483	4,976	1,193	1,655	29	743	385	385	1,249	(1,079)	29,395
NOI	$29,346	$11,771	$8,472	$2,411	$2,288	$2,478	$2,286	$1,478	$621	$361	$263	$61,775
Additions to commercial real estate properties	$20,602	$6,019	$2,495	$20,564	$1,412	$300	$214	$40	$11	$17,883	$(513)	$69,027

Six Months Ended June 30, 2008
Revenues	$92,003	$37,931	$27,412	$8,863	$9,100	$5,012	$6,294	$3,907	$1,338	$5,538	$(1,781)	$195,617
Property operating expenses	31,901	14,239	12,014	3,320	3,217	104	1,489	876	247	2,513	(1,223)	68,697
NOI	$60,102	$23,692	$15,398	$5,543	$5,883	$4,908	$4,805	$3,031	$1,091	$3,025	$(558)	$126,920
Additions to commercial real estate properties	$54,074	$1,729	$7,737	$53,446	$22,096	$612	$1,236	$18,248	$43	$2,225	$(15)	$161,431
Segment assets at June 30, 2008	$1,248,057	$469,146	$438,424	$235,458	$160,509	$95,123	$94,798	$84,359	$22,155	$163,421	$(980)	$3,010,470

Six Months Ended June 30, 2007
Revenues	$86,559	$35,426	$26,529	$7,199	$7,910	$5,013	$6,127	$3,644	$2,792	$2,109	$(1,743)	$181,565
Property operating expenses	27,911	12,811	10,747	2,482	3,323	66	1,519	747	1,085	2,551	(1,760)	61,482
NOI	$58,648	$22,615	$15,782	$4,717	$4,587	$4,947	$4,608	$2,897	$1,707	$(442)	$17	$120,083
Additions to commercial real estate properties	$99,128	$16,916	$262,875	$24,367	$1,908	$532	$283	$6	$265	$43,735	$(945)	$449,070
Segment assets at June 30, 2007	$1,168,553	$482,966	$452,324	$157,397	$129,064	$96,888	$96,061	$53,032	$44,425	$174,026	$(7)	$2,854,729

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Segment revenues	$98,196	$91,170	$195,617	$181,565
Construction contract revenues	14,619	10,620	23,133	19,311
Other service operations revenues	525	1,073	1,003	2,459
Less: Revenues from discontinued real estate operations (Note 19)	(85)	(796)	(355)	(2,323)
Total revenues	$113,255	$102,067	$219,398	$201,012

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Segment property operating expenses	$33,968	$29,395	$68,697	$61,482
Less: Property operating expenses from discontinued real estate operations (Note 19)	(11)	(363)	(198)	(891)
Total property operating expenses	$33,957	$29,032	$68,499	$60,591

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
NOI for reportable segments	$64,228	$61,775	$126,920	$120,083
Construction contract revenues	14,619	10,620	23,133	19,311
Other service operations revenues	525	1,073	1,003	2,459
Equity in loss of unconsolidated entities	(56)	(57)	(110)	(151)
Income tax benefit (expense)	107	(178)	(5)	(283)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(24,955)	(26,834)	(49,847)	(52,786)
Construction contract expenses	(14,192)	(10,136)	(22,475)	(18,619)
Other service operations expenses	(454)	(1,126)	(1,056)	(2,531)
General and administrative expenses	(6,036)	(5,326)	(11,969)	(10,203)
Interest expense on continuing operations	(19,437)	(20,437)	(39,746)	(40,213)
Amortization of deferred financing costs	(910)	(921)	(1,713)	(1,805)
Gain on sale of non-real estate investment	5	1,033	51	1,033
Minority interests in continuing operations	(1,663)	(941)	(2,801)	(1,340)
NOI from discontinued operations	(74)	(433)	(157)	(1,432)
Income from continuing operations	$11,707	$8,112	$21,228	$13,523

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

17.          Share-Based Compensation

During the six months ended June 30, 2008, we granted 40,000 options to purchase common shares (“options”) to members of our Board of Trustees.  The exercise price of these option grants was $37.81 per share.  These options vest on the first anniversary of the grant date provided that the Trustees remain in their positions.  These option grants expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the assumptions we used in that model are set forth below:

Fair value of grants on grant date	$8.00
Risk-free interest rate	3.62%
Expected life (in years)	6.52
Expected volatility	24.22%
Expected annual dividend yield	3.07%

During the six months ended June 30, 2008, 90,209 options were exercised.  The weighted average exercise price of these options was $15.12 per share, and the total intrinsic value of options exercised was $1,986.

During the six months ended June 30, 2008, certain employees were granted a total of 286,094 restricted shares with a weighted average grant date fair value of $32.19 per share.  These shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period (for most of the grants) or a five-year period, in each case beginning on the first anniversary of the grant date provided that the employees remain employed by us.  During the six months ended June 30, 2008, forfeiture restrictions lapsed on 134,145 common shares previously issued to employees.  These shares had a weighted average grant date fair value of $34.82 per share, and the total fair value of the shares on the vesting dates was $4,259.

We realized a windfall tax benefit of $1,053 in the six months ended June 30, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.  We did not realize a windfall tax benefit in the six months ended June 30, 2007 because COMI had a net operating loss carryforward for tax purposes; had COMI not had a net operating loss carryforward during the six months ended June 30, 2007, we would have recognized a windfall tax benefit of $1,687 in that period.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Increase in general and administrative expenses	$1,572	$1,196	$3,103	$2,075
Increase in construction contract and other service operations expenses	583	509	1,098	863
Share-based compensation expense	2,155	1,705	4,201	2,938
Income tax benefit (expense)	10	(66)	(29)	(101)
Minority interests	(329)	(256)	(635)	(449)
Net share-based compensation expense	$1,836	$1,383	$3,537	$2,388

18.          Income Taxes

The table below sets forth COMI’s provision for income tax benefit (expense) and its presentation on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Deferred
Federal	$53	$(148)	$(303)	$(234)
State	8	(33)	(71)	(52)
	61	(181)	(374)	(286)

Current
Federal	34	—	(171)	—
State	7	—	(38)	—
	41	—	(209)	—
Total income tax benefit (expense)	$102	$(181)	$(583)	$(286)

Reported on line entitled income tax benefit (expense)	$107	$(178)	$(5)	$(283)
Reported on line entitled gain on sales of real estate, net	(5)	(3)	(578)	(3)
Total income tax benefit (expense)	$102	$(181)	$(583)	$(286)

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a nonqualified deferred compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and six months ended June 30, 2008 and 2007.

19.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  2 and 8 Centre Drive properties that were sold on September 7, 2007;

•                  7321 Parkway property that was sold on September 7, 2007;

•                  429 Ridge Road property that was sold on January 31, 2008;

•                  47 Commerce Drive property that was sold on April 1, 2008; and

•                  7253 Ambassador Road property that was sold on June 2, 2008.

The table below sets forth the components of income from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from real estate operations	$85	$796	$355	$2,323
Expenses from real estate operations:
Property operating expenses	11	363	198	891
Depreciation and amortization	—	253	52	601
Interest expense	10	637	51	1,125
Expenses from real estate operations	21	1,253	301	2,617
Income (loss) from discontinued operations before gain on sales of real estate and minority interests	64	(457)	54	(294)
Gain (loss) on sales of real estate	1,250	(11)	2,526	(11)
Minority interests in discontinued operations	(199)	72	(393)	45
Income (loss) from discontinued operations, net of minority interests	$1,115	$(396)	$2,187	$(260)

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

Acquisitions

As of June 30, 2008, we were under contract to acquire a parcel of land in San Antonio for a purchase price of $8,102, on which we had paid a deposit of $1,000; we completed this acquisition on July 16, 2008.  We were also under contract to acquire a parcel of land in Frederick, Maryland for a purchase price of $8,000, on which we had paid a deposit of $355.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of June 30, 2008.

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

In one of the consolidated joint ventures that we owned as of June 30, 2008, we would be obligated to acquire the other member’s 50% interest in the joint venture if defined events were to occur.  The amount we would need to pay for that membership interest is computed based on the amount that the owner of the interest would receive under the joint venture agreement in the event that the office property owned by the joint venture was sold for a capitalized fair value (as defined in the agreement) on a defined date.  We estimate the aggregate amount we would need to pay for the other member’s membership interest in this joint venture to be $718; however, since the determination of this amount is dependent on the operations of the office property, which is not both completed and sufficiently occupied, this estimate is preliminary and could be materially different from the actual obligation.

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space.  Future minimum rental payments due under the terms of these leases as of June 30, 2008 follow:

Six months ended December 31, 2008	$127
2009	178
2010	135
2011	57
$497

Other Operating Leases

We are obligated under various leases for vehicles and office equipment.  Future minimum rental payments due under the terms of these leases as of June 30, 2008 follow:

Six months ended December 31, 2008	$244
2009	367
2010	179
2011	43
$833

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

21.          Subsequent Event

On July 18, 2008, we borrowed $221,400 under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points.  This loan facility has a four-year term with an option to extend by an additional year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2008, our investments in real estate included the following:

•                  234 wholly owned operating properties totaling 18.2 million square feet;

•                  18 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,457 acres that we believe are potentially developable into approximately 12.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation or under development or redevelopment.

During the six months ended June 30, 2008, we:

•                  experienced significant growth in revenues from real estate operations and property operating expenses due primarily to the addition of properties through construction activities and acquisitions;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 93.4%;

•                  acquired three office properties totaling 247,280 square feet (one located in Colorado Springs and two in San Antonio) for $40.6 million;

•                  had five newly-constructed properties totaling 437,064 square feet (three located in Colorado Springs and two in the Baltimore/Washington Corridor) become fully operational.  We also had 41,500 square feet placed into service in one partially operational property;

•                  sold three operating properties for a total of $25.3 million, resulting in recognized gains before minority interests of $2.6 million;

•                  sold six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in a recognized gain before minority interests and taxes of $1.4 million; and

•                  entered into a construction loan agreement with a group of lenders that provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions.  The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.

On July 18, 2008, we borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points.  This loan facility has a four-year term with an option to extend by an additional year.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2008.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2008 compared to the same periods in 2007;

•                  how we raised cash for acquisitions and other capital expenditures during the six months ended June 30, 2008;

•                  changes in our cash flows for the six months ended June 30, 2008 and 2007;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at June 30, 2008; and

•                  the computation of our Funds from Operations for the three and six months ended June 30, 2008 and 2007.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Revenues
Rental revenue	$83,154	$78,337	$4,817	6.1%	$164,864	$153,612	$11,252	7.3%
Tenant recoveries and other real estate operations revenue	14,957	12,037	2,920	24.3%	30,398	25,630	4,768	18.6%
Construction contract revenues	14,619	10,620	3,999	37.7%	23,133	19,311	3,822	19.8%
Other service operations revenues	525	1,073	(548)	(51.1)%	1,003	2,459	(1,456)	(59.2)%
Total revenues	113,255	102,067	11,188	11.0%	219,398	201,012	18,386	9.1%
Expenses
Property operating expenses	33,957	29,032	4,925	17.0%	68,499	60,591	7,908	13.1%
Depreciation and other amortization associated with real estate operations	24,955	26,834	(1,879)	(7.0)%	49,847	52,786	(2,939)	(5.6)%
Construction contract expenses	14,192	10,136	4,056	40.0%	22,475	18,619	3,856	20.7%
Other service operations expenses	454	1,126	(672)	(59.7)%	1,056	2,531	(1,475)	(58.3)%
General and administrative expenses	6,036	5,326	710	13.3%	11,969	10,203	1,766	17.3%
Total operating expenses	79,594	72,454	7,140	9.9%	153,846	144,730	9,116	6.3%
Operating income	33,661	29,613	4,048	13.7%	65,552	56,282	9,270	16.5%
Interest expense and amortization of deferred financing costs	(20,347)	(21,358)	1,011	(4.7)%	(41,459)	(42,018)	559	(1.3)%
Gain on sale of non-real estate investment	5	1,033	(1,028)	(99.5)%	51	1,033	(982)	(95.1)%
Equity in loss of unconsolidated entities	(56)	(57)	1	(1.8)%	(110)	(151)	41	(27.2)%
Income tax benefit (expense)	107	(178)	285	N/A	(5)	(283)	278	(98.2)%
Income from continuing operations before minority interests	13,370	9,053	4,317	47.7%	24,029	14,863	9,166	61.7%
Minority interests in income from continuing operations	(1,663)	(941)	(722)	76.7%	(2,801)	(1,340)	(1,461)	109.0%
Income from continuing operations	11,707	8,112	3,595	44.3%	21,228	13,523	7,705	57.0%
Income (loss) from discontinued operations, net	1,115	(396)	1,511	N/A	2,187	(260)	2,447	N/A
Gain on sales of real estate, net	31	161	(130)	(80.7)%	833	161	672	417.4%
Net income	12,853	7,877	4,976	63.2%	24,248	13,424	10,824	80.6%
Preferred share dividends	(4,026)	(4,025)	(1)	0.0%	(8,051)	(8,018)	(33)	0.4%
Net income available to common shareholders	$8,827	$3,852	$4,975	129.2%	$16,197	$5,406	$10,791	199.6%
Basic earnings per common share
Income from continuing operations	$0.16	$0.09	$0.07	77.8%	$0.30	$0.12	$0.18	150.0%
Net income available to common shareholders	$0.19	$0.08	$0.11	137.5%	$0.34	$0.12	$0.22	183.3%
Diluted earnings per common share
Income from continuing operations	$0.16	$0.09	$0.07	77.8%	$0.29	$0.12	$0.17	141.7%
Net income available to common shareholders	$0.18	$0.08	$0.10	125.0%	$0.34	$0.11	$0.23	209.1%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	June 30,	December 31,
	2008	2007
Occupancy rates
Total	93.4%	92.6%
Baltimore/Washington Corridor	92.5%	92.6%
Northern Virginia	99.3%	98.6%
Suburban Baltimore	85.5%	84.8%
Suburban Maryland	97.6%	97.8%
Colorado Springs, Colorado	94.9%	96.7%
St. Mary’s and King George Counties	93.0%	91.6%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Northern/Central New Jersey	100.0%	70.8%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$21.92	$21.36

(1) Includes estimated expense reimbursements.

The large increase in the occupancy rate of our Northern/Central New Jersey region reflected above was attributable to our sale of the 429 Ridge Road property, which was the only property in that region that was not fully occupied.

We renewed 76.1% of the square footage scheduled to expire in the six months ended June 30, 2008 (including the effects of early renewals and early lease terminations).  This renewal rate was positively impacted by the effect of a high number of early renewals during the period.

As we stated in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K, we believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity for our overall portfolio in 2008 and 2009, and possibly beyond.  Despite this uncertainty, we believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at June 30, 2008 was 4.8 years.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	June 30,	December 31,
Geographic Region	Interest	2008	2007
Greater Harrisburg (1)	20.0%	89.9%	90.5%
Suburban Maryland (2)	(2)	86.3%	76.2%
Northern Virginia (3)	92.5%	100.0%	100.0%

(1)         Includes 16 properties totaling 671,759 operational square feet.

(2)         Includes two properties with 97,366 operational square feet at June 30, 2008 (we had a 50% ownership interest in 55,866 square feet and a 45% ownership interest in 41,500 square feet).  Includes one property with 55,866 operational square feet at December 31, 2007 in which we had a 50% ownership interest.

(3)         Includes one property with 78,171 operational square feet.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•                  Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the six months ended June 30, 2007 and 2008, Same-Office Properties would be properties owned and 100% operational from January 1, 2007 through June 30, 2008.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables and the discussion that follows in this section pertain to properties included in continuing operations:

	Changes From the Three Months Ended June 30, 2007 to 2008
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$4,062	$871	1.1%	$(116)	$4,817
Tenant recoveries and other real estate operations revenue	719	2,850	25.9%	(649)	2,920
Total	$4,781	$3,721	4.2%	$(765)	$7,737

Property operating expenses	$1,089	$3,447	12.2%	$389	$4,925

Straight-line rental revenue adjustments included in rental revenue	$271	$(562)	N/A	$—	$(291)

Amortization of deferred market rental revenue	$22	$(38)	N/A	$—	$(16)

Number of operating properties included in component category	20	217	N/A	—	237

(1) Includes four acquired properties, 14 construction/development properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Six Months Ended June 30, 2007 to 2008
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$9,221	$2,159	1.6%	$(128)	$11,252
Tenant recoveries and other real estate operations revenue	2,001	3,492	15.8%	(725)	4,768
Total	$11,222	$5,651	3.5%	$(853)	$16,020

Property operating expenses	$3,485	$4,483	8.5%	$(60)	$7,908

Straight-line rental revenue adjustments included in rental revenue	$669	$(1,054)	N/A	$—	$(385)

Amortization of deferred market rental revenue	$115	$(196)	N/A	$—	$(81)

Number of operating properties included in component category	73	164	N/A	—	237

(1) Includes 57 acquired properties, 14 construction/development properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

With regard to changes in the Property Additions’ revenues from real estate operations, the increase attributable to construction, development and redevelopment properties placed into service totaled $4.5 million for the three month periods and $9.1 million for the six month periods; the remainder of the increase was attributable to acquisitions.  With regard to changes in the Property Additions’ property operating expenses, the increase attributable to construction, development and redevelopment properties placed into service totaled $1.0 million for the three month periods and $2.0 million for the six month periods; the remainder of the increase was attributable to acquisitions.

The increase in rental revenue from real estate operations for the Same-Office Properties for the three month periods included the following:

•                  an increase of $1.5 million, or 2.0%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods; and

•                  a decrease of $671,000, or 95.8%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

The increase in rental revenue from real estate operations for the Same-Office Properties for the six month periods included the following:

•                  an increase of $3.7 million, or 2.8%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods; and

•                  a decrease of $1.6 million, or 96.5%, in net revenue from the early termination of leases.

Tenant recoveries and other revenue from the Same-Office Properties increased for the three month and six month periods due primarily to the increase in property operating expenses described below.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•                  an increase of $822,000 attributable to miscellaneous direct reimbursable expenses;

•                  an increase of $750,000, or 13.5%, in real estate taxes, of which $246,000 was attributable to our Colorado Springs portfolio which had a number of properties with significantly higher assessed values;

•                  an increase of $587,000, or 42.3%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service arrangements at certain properties;

•                  an increase of $278,000, or 11.6%, in management fees attributable primarily to an increase in revenue billed by the properties (management fees are generally computed based on a percentage of revenue billed by properties).  The increase also was attributable in part to a change in the basis for computing management fees for a number of properties in the portfolio from being based on a percentage of property operating expenses to being based on a percentage of revenue;

•                  an increase of $181,000, or 33.8%, in corporate overhead allocated to property operating expense due in large part to increased costs for corporate employees supporting the property operations, much of which is attributable to compensation costs for such employees;

•                  an increase of $161,000, or 2.4%, in electric utilities expense which included the effects of: (1) increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structures; and (3) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland; and

•                  an increase of $150,000, or 215.8%, in bad debt expense due to additional reserves on tenant receivables.

The increase in operating expenses for the Same-Office Properties for the six month periods included the following:

•                  an increase of $1.7 million attributable to miscellaneous direct reimbursable expenses;

•                  an increase of $1.1 million, or 11.6%, in real estate taxes, of which $447,000 was attributable to our Colorado Springs portfolio which had a number of properties with significantly higher assessed values;

•                  an increase of $611,000, or 24.3%, in heating and air conditioning repairs and maintenance due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $527,000, or 4.3%, in electric utilities expense due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $458,000, or 10.8%, in management fees due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $340,000, or 32.4%, in corporate overhead allocated to property operating expense due in large part to increased costs for corporate employees supporting the property operations, much of which is attributable to compensation costs for such employees;

•                  an increase of $243,000, or 315.4%, in bad debt expense due to additional reserves on tenant receivables; and

•                  a decrease of $1.1 million, or 54.2%, in snow removal due to decreased snow and ice in most of our regions.

Other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Six Month Periods
	Ended June 30, 2008 and 2007			Ended June 30, 2008 and 2007
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$3,999	$(548)	$3,451	$3,822	$(1,456)	$2,366
Expenses	4,056	(672)	3,384	3,856	(1,475)	2,381
Income from service operations	$(57)	$124	$67	$(34)	$19	$(15)

The gross revenues and costs associated with these services generally bear little relationship to the level of activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of service operations revenues and expenses to evaluate performance.  We do not believe that the changes in the net amounts reflected above were significant.

Depreciation and amortization

When we acquire operating properties, a portion of the acquisition value of such properties is generally allocated to assets with depreciable lives that are based on the lives of the underlying leases.  The decreases in depreciation and other amortization expense for the three month and six month periods were attributable primarily to a number of these shorter lived assets becoming fully amortized during or prior to the current periods.  The effect of these decreases more than offset additional depreciation and amortization associated with new assets placed into service.

General and administrative expenses

The increase in general and administrative expense for the three month periods included the following:

•                  a $1.1 million, or 24.9%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $376,000, or 31.4%, increase in expense associated with share-based compensation due primarily to the effects of awards issued in 2007 and 2008; and

•                  a $1.2 million, or 71.4%, decrease attributable to increased allocation of corporate overhead primarily to our service companies.  Although our overall general and administrative expenses increased, this $1.2 million decrease in general and administrative expenses was caused by the combined effect of: (1) the increase in allocable general and administrative expenses; and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

The increase in general and administrative expense for the six month periods included the following:

•                  a $3.2 million, or 36.8%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $1.0 million, or 49.5%, increase in expense associated with share-based compensation due primarily to the effects of awards issued in 2007 and 2008; and

•                  a $2.0 million, or 51.7%, decrease attributable to increased allocation of corporate overhead primarily to our service companies due in large part to the reasons discussed above for the variance in the three month periods.

Interest expense and amortization of deferred financing costs

The decreases in interest expense and amortization of deferred financing costs included in continuing operations included the effects of the following:

•                  a decrease in the weighted average interest rates of our debt from 5.9% to 5.1% for the three month periods and from 5.9% to 5.3% for the six month periods; partially offset by

•                  an increase in our average outstanding debt balance by 7.0% for the three month periods and by 8.1% for the six month periods due primarily to our 2007 and 2008 construction activities.

Gain on sale of non-real estate investment

Included as income for the three and six months ended June 30, 2007 was a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting.  TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

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

As of June 30, 2008, we owned 84.8% of the outstanding common units and 95.8% of the outstanding preferred units.  The percentage of the Operating Partnership owned by minority interests during the last year decreased in the aggregate due primarily to the effect of the following transactions:

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

Our income from continuing operations allocated to minority interests increased due primarily to: (1) an increase in the income available to allocate to minority interests holders of common units attributable primarily to the reasons set forth above for changes in revenue and expense items; offset in part by the effect of (2) our increasing ownership of common units.

Income from discontinued operations, net of minority interests

Our income from discontinued operations increased for the three month and six month periods due primarily to sales of properties included in discontinued operations in the current periods.  See Note 19 to the Consolidated Financial Statements for a summary of the components of income from discontinued operations.

Gain on sales of real estate, net of minority interests

Our gain on sales of real estate increased due primarily to a gain recognized on the sale of six recently constructed office condominiums located in Northern Virginia.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased for the three month and six month periods due primarily to increases in net income available to common shareholders attributable primarily to the reasons set forth above, the effect of which was offset in part by a larger number of common shares outstanding due to share issuances since January 1, 2007.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $12.9 million as of June 30, 2008, a 47.8% decrease from the balance at December 31, 2007.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

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

Our cash flow from operations increased $18.7 million, or 28.8%, when comparing the six months ended June 30, 2008 and 2007; this increase is attributable in large part to: (1) the additional cash flow from operations generated by our property additions; and (2) the positive effect of a decrease in unbilled third-party construction costs in the current period.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Six Months Ended June 30, 2008

During the six months ended June 30, 2008, we acquired three office properties totaling 247,280 square feet (one located in Colorado Springs and two in San Antonio) for $40.6 million.  These acquisitions were financed using primarily borrowings from our Revolving Credit Facility.

We had five newly-constructed properties totaling 437,064 square feet (three located in Colorado Springs and two in the Baltimore/Washington Corridor) become fully operational during the six months ended June 30, 2008 (89,497 of these square feet were placed into service in 2007).  These properties were 73.7% leased or committed as of June 30, 2008.  Costs incurred on these properties through June 30, 2008 totaled $78.4 million, $7.3 million of which was incurred in the six months ended June 30, 2008.  We financed the 2008 costs using primarily borrowings from our Revolving Credit Facility.

At June 30, 2008, we had construction activities underway on 11 office properties totaling 1.1 million square feet that were 26.8% leased, or considered committed to lease.  Two of these properties are owned through consolidated joint ventures.  Costs incurred on these properties through June 30, 2008 totaled approximately $131.6 million, of which approximately $78.9 million was incurred in the six months ended June 30, 2008.  The costs incurred in the six months ended June 30, 2008 were funded using primarily borrowings from our Revolving Credit Facility and cash reserves.

On January 29, 2008, we completed the formation of M Square Associates, LLC (“M Square”), a consolidated joint venture in which we hold a 50% equity interest through Enterprise Campus Developer, LLC, another consolidated joint venture in which we own a 90% interest.  M Square was formed to develop and own office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the six months ended June 30, 2008 (in thousands):

Construction, development and redevelopment	$113,331
Acquisitions	35,874
Tenant improvements on operating properties	8,578	(1)
Capital improvements on operating properties	3,648
	$161,431

(1)         Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

During the six months ended June 30, 2008, we sold three operating properties totaling 222,713 square feet for $25.3 million, resulting in a gain of $2.6 million.  The net proceeds from these sales after transaction costs totaled approximately $25.0 million.  Our approximate application of the proceeds from these sales follows: $16.9 million to pay down borrowings under our Revolving Credit Facility; $5.1 million to fund an escrow that will be used to fund a future acquisition; and $3.0 million to fund cash reserves.

During the six months ended June 30, 2008, we also completed the sale of six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in net proceeds of $7.8 million, which was primarily applied to our cash reserves.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent.  The construction loan agreement provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements.  As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral.  The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.  As of July 31, 2008, the maximum amount of borrowing capacity under this agreement totaled $65.0 million, and we expect to further increase this capacity level during the remainder of 2008 and 2009 by obtaining loans under the agreement for additional construction properties.  As of July 31, 2008, $23.6 million had been borrowed under this agreement, the proceeds of which were used to pay down borrowings under our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of June 30, 2008, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $110.2 million, or 46.7%, when comparing the six months ended June 30, 2008 and 2007.  This decrease was due primarily to the following:

•                  a $94.6 million, or 38.8%, decrease in purchases of and additions to commercial real estate due primarily to the completion of a series of transactions on January 9 and 10, 2007 that resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres (a transaction that we refer to collectively as the Nottingham Acquisition); and

•                  a $28.3 million increase in proceeds from sales of properties.

Our cash flow provided by financing activities decreased $147.9 million, or 82.9%, due primarily to the additional financing activity required during the six months ended June 30, 2007 to complete the Nottingham Acquisition.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2007 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to June 30, 2008

On July 18, 2008, we borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points.  This loan facility has a four-year term with an option to extend by an additional year.  We used $63.5 million of the proceeds from this loan to repay construction loan facilities that were due to mature in 2008, $11.8 million to repay borrowings under an additional construction loan facility and most of the balance to repay borrowings under our Revolving Credit Facility.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of June 30, 2008, we had construction activities underway on 11 office properties totaling 1.1 million square feet that were 26.8% pre-leased, or considered committed to lease (including two properties owned through joint ventures).  We estimate remaining costs to be incurred will total approximately $110.0 million upon completion of these properties; we expect to incur these costs through 2010.  We expect to fund these costs using borrowings from construction loan facilities and our Revolving Credit Facility.

As of June 30, 2008, we had development activities underway on ten new office properties estimated to total 1.0 million square feet (including one property owned through a joint venture).  We estimate that costs for these properties will total approximately $206.1 million.  As of June 30, 2008, costs incurred on these properties totaled $20.4 million and the balance is expected to be incurred from 2008 through 2011.  We expect to fund most of these costs using borrowings from construction loan facilities.

As of June 30, 2008, we had redevelopment activities underway on two properties totaling 493,000 square feet (these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $13.5 million.  We expect to fund most of these costs using borrowings from new construction loan facilities and our Revolving Credit Facility.

In September 2007, the City of Colorado Springs announced that it had selected us to be the master developer for the 286-acre site located in the Colorado Springs Airport Business Park, known as Cresterra, which is located at the entrance of the Colorado Springs Airport and adjacent to Peterson Air Force Base.  We are currently in the process of negotiating the long-term ground lease and development agreement with the City of Colorado Springs regarding the details of this arrangement; we expect that the terms of these agreements will be finalized in 2008.  We expect that this business park can support potential development of approximately 3.5 million square feet, including office, retail, industrial and flex space.  We anticipate that this project could cost approximately $800.0 million, which we expect to be funded over the next 10 to 20 years.  For this project, we expect to oversee development, construction, leasing and management and have a leasehold interest in buildings.

During the remainder of 2008 and beyond, we could complete other acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility and construction loan facilities, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

As of July 31, 2008, the maximum principal amount on our Revolving Credit Facility was $600.0 million, with a right to further increase the maximum principal amount in the future to $800.0 million, subject to certain conditions.  As of July 31, 2008, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $215.5 million was available.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and six months ended June 30, 2008 and 2007 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$12,853	$7,877	$24,248	$13,424
Add: Real estate-related depreciation and amortization	24,955	27,087	49,899	53,387
Add: Depreciation and amortization on unconsolidated real estate entities	163	169	327	337
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(75)	(47)	(124)	(89)
(Gain) loss on sales of real estate, excluding development portion (1)	(1,250)	11	(2,630)	11
Funds from operations (“FFO”)	36,646	35,097	71,720	67,070
Add: Minority interests-common units in the Operating Partnership	1,585	765	2,909	1,073
Less: Preferred share dividends	(4,026)	(4,025)	(8,051)	(8,018)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$34,205	$31,837	$66,578	$60,125

Weighted average common shares	47,110	46,686	47,055	46,185
Conversion of weighted average common units	8,151	8,313	8,153	8,361
Weighted average common shares/units - Basic FFO	55,261	54,999	55,208	54,546
Dilutive effect of share-based compensation awards	888	1,105	797	1,305
Weighted average common shares/units - Diluted FFO	56,149	56,104	56,005	55,851

Diluted FFO per common share	$0.61	$0.57	$1.19	$1.08

Numerator for diluted EPS	$8,827	$3,852	$16,197	$5,406
Add: Minority interests-common units in the Operating Partnership	1,585	765	2,909	1,073
Add: Real estate-related depreciation and amortization	24,955	27,087	49,899	53,387
Add: Depreciation and amortization on unconsolidated real estate entities	163	169	327	337
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(75)	(47)	(124)	(89)
Less: (Gain) loss on sales of real estate, excluding development portion (1)	(1,250)	11	(2,630)	11
Diluted FFO	$34,205	$31,837	$66,578	$60,125

Denominator for diluted EPS	47,998	47,791	47,852	47,490
Weighted average common units	8,151	8,313	8,153	8,361
Denominator for Diluted FFO per share	56,149	56,104	56,005	55,851

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2008, 87.3% of our fixed-rate debt was scheduled to mature after 2009.  As of June 30, 2008, 25.7% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of June 30, 2008, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 16.2%.

The following table sets forth as of June 30, 2008 our long-term debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ended December 31,
	2008 (2)	2009	2010	2011	2012	Thereafter	Total
Long term debt:
Fixed rate (1)	$97,658	$62,643	$74,033	$309,814	$42,200	$678,426	$1,264,774
Weighted average interest rate	6.78%	6.90%	5.98%	4.21%	6.32%	5.58%	5.45%

Variable rate (3)	$98,000	$40,589	$—	$500,432	$—	$—	$639,021

(1)         Represents scheduled principal maturities only and therefore excludes a net premium of $556,000.

(2)         Our loans maturing in 2008 as of June 30, 2008 include loans totaling $63.5 million that were paid off subsequent to June 30, 2008, and we expect to pay off the remaining loans that mature in 2008 with proceeds from new loans.

(3)         The interest rates on our variable-rate debt primarily were indexed to LIBOR plus spreads of 0.75% to 2.00% at June 30, 2008.

The fair market value of our debt was $1.91 billion at June 30, 2008.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $54.1 million at June 30, 2008.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2008, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	June 30,
Amount	LIBOR base	Date	Date	2008
$50,000	4.3300%	10/23/2007	10/23/2009	$(836)
50,000	5.0360%	3/28/2006	3/30/2009	(826)
25,000	5.2320%	5/1/2006	5/1/2009	(493)
25,000	5.2320%	5/1/2006	5/1/2009	(493)
				$(2,648)

Based on our variable-rate debt balances, our interest expense would have increased by $2.0 million in the six months ended June 30, 2008 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b)          Change in Internal Control over Financial Reporting

During the first quarter of 2008, we commenced the implementation of an Enterprise Resource Planning (ERP) suite of integrated operational and financial modules (the “ERP System”) that supports our current and future operational needs and enhances our internal control over financial reporting.  The implementation of this ERP System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities.  Other than the implementation of the ERP System, there have been no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

We are not aware of any material developments during the most recent fiscal quarter regarding the litigation described in our 2007 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not applicable

(b)        Not applicable

(c)         Not applicable

Item 3.  Defaults Upon Senior Securities

(a)         Not applicable

(b)        Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 22, 2008, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the following:  the election of two trustees, each for a three-year term; the elimination of the classification of our Board of Trustees; the adoption of the 2008 Omnibus Equity and Incentive Plan; and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.  The voting results at the annual meeting were as follows:

		Votes	Votes
	Name of Nominee	Received	Withheld
Proposal 1:	Robert L. Denton	41,365,857	864,664
	Randall M. Griffin	41,241,863	988,658

The terms of Jay H. Shidler, Clay W. Hamlin, III, Thomas F. Brady, Douglas M. Firstenberg, Steven D. Kesler, Kenneth S. Sweet, Jr. and Kenneth D. Wethe as trustees continued after the annual meeting.

		Votes Cast			Broker
		For	Against	Abstain	Non-votes
Proposal 2:	Elimination of the Classification of Our Board of Trustees	41,828,226	236,009	166,286	—

Proposal 3:	Adoption of the 2008 Omnibus Equity and Incentive Plan	34,989,554	2,090,616	177,575	4,972,775

Proposal 4:	Ratification of the Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Current Fiscal Year	41,714,264	377,743	138,514	—

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).

10.1

Construction Loan Agreement dated as of May 2, 2008 by and among Corporate Office Properties, L.P., as borrower, Corporate Office Properties Trust, as parent, Keybanc Capital Markets, Inc. as arranger, Keybank National Association, as administrative agent, Bank of America, N.A., as syndication agent, Manufacturers and Traders Trust Company, as documentation agent, and the financial institutions initially signatory thereto and their assignees pursuant to Section 12.5 thereof, as lenders (filed herewith).

10.2

Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: August 8, 2008	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer