Form 10-Q
period 2008-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2008-11-10
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes   ☒ No

As of October 31, 2008, 51,594,302 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Investment in real estate:
Operating properties, net	$2,241,412	$2,192,939
Property held for sale, net	—	14,988
Projects under construction or development	495,875	396,012
Total commercial real estate properties, net	2,737,287	2,603,939
Cash and cash equivalents	21,316	24,638
Restricted cash	15,534	15,121
Accounts receivable, net	13,044	24,831
Deferred rent receivable	62,137	53,631
Intangible assets on real estate acquisitions, net	98,282	108,661
Deferred charges, net	51,680	49,051
Prepaid expenses and other assets	100,448	51,981
Total assets	$3,099,728	$2,931,853

Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,656,280	$1,625,842
3.5% Exchangeable Senior Notes	200,000	200,000
Accounts payable and accrued expenses	93,676	75,535
Rents received in advance and security deposits	26,372	31,234
Dividends and distributions payable	25,774	22,441
Deferred revenue associated with acquired operating leases	11,832	11,530
Distributions in excess of investment in unconsolidated real estate joint venture	4,668	4,246
Other liabilities	7,059	8,288
Total liabilities	2,025,661	1,979,116
Minority interests:
Common units in the Operating Partnership	122,557	114,127
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,169	7,168
Total minority interests	141,526	130,095
Commitments and contingencies (Note 20)
Shareholders’ equity:
Preferred Shares of beneficial interest ($0.01 par value; shares authorized of 15,000,000, issued and outstanding of 8,121,667 at September 30, 2008 and December 31, 2007 (Note 13))	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 51,530,162 at September 30, 2008 and 47,366,475 at December 31, 2007)	515	474
Additional paid-in capital	1,086,210	950,615
Cumulative distributions in excess of net income	(152,589)	(126,156)
Accumulated other comprehensive loss	(1,676)	(2,372)
Total shareholders’ equity	932,541	822,642
Total liabilities and shareholders’ equity	$3,099,728	$2,931,853

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$85,060	$80,038	$249,924	$233,650
Tenant recoveries and other real estate operations revenue	16,584	14,064	46,982	39,694
Construction contract revenues	89,653	10,047	121,688	29,358
Other service operations revenues	349	910	1,352	3,369
Total revenues	191,646	105,059	419,946	306,071
Expenses
Property operating expenses	35,854	31,577	104,353	92,168
Depreciation and other amortization associated with real estate operations	25,583	26,025	75,430	78,811
Construction contract expenses	87,111	9,507	118,488	28,126
Other service operations expenses	546	806	1,602	3,337
General and administrative expenses	6,103	5,743	18,072	15,946
Total operating expenses	155,197	73,658	317,945	218,388
Operating income	36,449	31,401	102,001	87,683
Interest expense	(20,506)	(20,968)	(60,252)	(61,181)
Amortization of deferred financing costs	(1,169)	(901)	(2,882)	(2,706)
Gain on sale of non-real estate investment	1	—	52	1,033
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	14,775	9,532	38,919	24,829
Equity in loss of unconsolidated entities	(57)	(46)	(167)	(197)
Income tax expense	(97)	(197)	(102)	(480)
Income from continuing operations before minority interests	14,621	9,289	38,650	24,152
Minority interests in income from continuing operations
Common units in the Operating Partnership	(1,593)	(789)	(3,958)	(1,877)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	90	12	(16)	90
Income from continuing operations	12,953	8,347	34,181	21,870
(Loss) income from discontinued operations, net of minority interests	(8)	2,046	2,179	1,786
Income before gain on sales of real estate	12,945	10,393	36,360	23,656
Gain on sales of real estate, net	4	1,038	837	1,199
Net income	12,949	11,431	37,197	24,855
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,043)
Net income available to common shareholders	$8,924	$7,406	$25,121	$12,812
Basic earnings per common share
Income from continuing operations	$0.19	$0.11	$0.49	$0.24
Discontinued operations	—	0.05	0.04	0.04
Net income available to common shareholders	$0.19	$0.16	$0.53	$0.28
Diluted earnings per common share
Income from continuing operations	$0.19	$0.11	$0.48	$0.23
Discontinued operations	—	0.04	0.04	0.04
Net income available to common shareholders	$0.19	$0.15	$0.52	$0.27
Dividends declared per common share	$0.3725	$0.3400	$1.0525	$0.9600

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$37,197	$24,855
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	5,128	2,829
Depreciation and other amortization	76,659	80,660
Amortization of deferred financing costs	2,882	2,706
Amortization of deferred market rental revenue	(1,457)	(1,569)
Equity in loss of unconsolidated entities	167	197
Gain on sales of real estate	(4,208)	(4,199)
Gain on sale of non-real estate investment	(52)	(1,033)
Share-based compensation	6,812	4,969
Excess income tax benefits from share-based compensation	(1,053)	—
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(8,600)	(9,248)
Decrease in accounts receivable	11,787	5,687
Increase in restricted cash and prepaid and other assets	(26,864)	(10,217)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	31,521	(3,847)
(Decrease) increase in rents received in advance and security deposits	(4,862)	4,679
Other	404	(887)
Net cash provided by operating activities	125,461	95,582

Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(220,392)	(301,065)
Proceeds from sales of properties	33,412	8,763
Proceeds from sale of non-real estate investment	67	2,526
Mortgage loan receivable funded	(24,836)	—
Acquisition of partner interests in consolidated joint ventures	—	(1,262)
Leasing costs paid	(4,497)	(8,984)
(Increase) decrease in restricted cash associated with investing activities	(629)	14,631
Other	(7,402)	(1,847)
Net cash used in investing activities	(224,277)	(287,238)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	684,763	506,571
Repayments of mortgage and other loans payable	(654,255)	(243,942)
Deferred financing costs paid	(6,347)	(1,847)
Net proceeds from issuance of common shares	141,432	7,013
Dividends paid	(60,541)	(54,163)
Distributions paid	(8,815)	(8,245)
Excess income tax benefits from share-based compensation	1,053	—
Restricted share redemptions	(1,316)	—
Other	(480)	241
Net cash provided by financing activities	95,494	205,628

Net (decrease) increase in cash and cash equivalents	(3,322)	13,972
Cash and cash equivalents
Beginning of period	24,638	7,923
End of period	$21,316	$21,895

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of September 30, 2008, our investments in real estate included the following:

•                  235 wholly owned operating properties totaling 18.3 million square feet;

•                  18 wholly owned properties under construction or development that we estimate will total approximately 1.9 million square feet upon completion;

•                  wholly owned land parcels totaling 1,598 acres that we believe are potentially developable into approximately 13.5 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of September 30, 2008 follows:

Common Units	86%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled at that date, either directly or through ownership by other entities or family members, 12% of the Operating Partnership’s common units.

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

Most of the services that CPM and CES provide are for us.  CDC and CDS provide services to us and to third parties.

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

We reclassified certain amounts from the prior period to conform to the current period presentation of our Consolidated Financial Statements.  These reclassifications did not affect previously reported consolidated net income or shareholders’ equity.  Construction contract revenues and expenses for the nine months ended September 30, 2008 also includes adjustments that increased these amounts by $1,622 pertaining to the three months ended March 31, 2008 and $7,280 pertaining to the three months ended June 30, 2008.  Since the increases to construction contract revenues and construction contract expenses were by equal dollar amounts, these adjustments did not affect the operating income or net income previously reported on the Forms 10-Q filed with respect to such periods and are not material to the financial statements.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given period.  A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$12,953	$8,347	$34,181	$21,870
Add: Gain on sales of real estate, net	4	1,038	837	1,199
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,043)
Numerator for basic and diluted EPS from continuing operations	8,932	5,360	22,942	11,026
(Loss) income from discontinued operations, net	(8)	2,046	2,179	1,786
Numerator for basic and diluted EPS on net income available to common shareholders	$8,924	$7,406	$25,121	$12,812
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	47,273	46,781	47,128	46,386
Dilutive effect of share-based compensation awards	916	1,005	820	1,180
Denominator for diluted EPS	48,189	47,786	47,948	47,566

Basic EPS:
Income from continuing operations	$0.19	$0.11	$0.49	$0.24
Income from discontinued operations	—	0.05	0.04	0.04
Net income available to common shareholders	$0.19	$0.16	$0.53	$0.28
Diluted EPS:
Income from continuing operations	$0.19	$0.11	$0.48	$0.23
Income from discontinued operations	—	0.04	0.04	0.04
Net income available to common shareholders	$0.19	$0.15	$0.52	$0.27

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares in Denominator
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Conversion of weighted average common units	8,130	8,297	8,145	8,339
Conversion of weighted average convertible preferred shares	434	434	434	421
Conversion of weighted average convertible preferred units	176	176	176	176

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

We also adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS-157-3”) effective upon its issuance by the FASB on October 10, 2008.  The adoption of FSP FAS-157-3 did not have a material effect on our financial position, results of operations or cash flows.

Under SFAS 157, fair value is defined as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of September 30, 2008, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$5,630	$—	$—	$5,630
Liabilities:
Deferred compensation plan liability (2)	$5,630	$—	$—	$5,630
Interest rate swap contracts (2)	—	1,531	—	1,531
Liabilities	$5,630	$1,531	$—	$7,161

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  While we are currently assessing the impact of SFAS 141(R) on our consolidated financial position and results of operations, SFAS 141(R) will require us to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncement’s effective date, which is a significant change since our current practice is to capitalize such costs into the cost of the acquisitions.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard expands the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008.  We are evaluating the impact that SFAS 161 will have on our reporting for derivatives.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB-14-1”).  FSP APB-14-1 requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option.  This pronouncement’s objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt).  Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer’s conventional debt borrowing rate.  The equity component is recorded based on the difference between the debt proceeds and the fair value of the liability.  The difference between the liability’s principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt’s expected life using the effective interest method.  The provisions of FSP APB-14-1 will be effective beginning January 1, 2009 and are to be applied retrospectively to all periods presented.  While we are in the process of evaluating FSP APB-14-1, we currently believe that this pronouncement will affect the accounting for our 3.5% Exchangeable Senior Notes by resulting in our recognition of additional annual interest expense of approximately $3,000 to $4,000 over the five-year expected life of the debt, beginning on the debt’s September 18, 2006 origination date.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).   FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of EPS pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines EPS for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and the EPS of prior periods will be adjusted retrospectively.  We believe that upon our adoption of FSP EITF 03-6-1, we will be required to include a larger number of shares in our denominator for EPS attributable to our weighted average unvested restricted shares outstanding, which will have a decreasing effect to our EPS; however, we do not believe that the decreasing effect to our EPS from the larger number of shares will be material.

5.             Commercial Real Estate Properties

Operating properties consisted of the following:

	September 30,	December 31,
	2008	2007
Land	$421,311	$413,779
Buildings and improvements	2,159,530	2,064,960
	2,580,841	2,478,739
Less: accumulated depreciation	(339,429)	(285,800)
	$2,241,412	$2,192,939

As of December 31, 2007, 429 Ridge Road, an office property located in Dayton, New Jersey that we were under contract to sell for $17,000, was classified as held for sale (Dayton, New Jersey is located in the Northern/Central New Jersey Region).  We completed the sale of this property on January 31, 2008.  The components associated with 429 Ridge Road as of December 31, 2007 included the following:

December 31,
2007
Land	$2,932
Buildings and improvements	15,003
17,935
Less: accumulated depreciation	(2,947)
$14,988

Projects we had under construction or development consisted of the following:

	September 30,	December 31,
	2008	2007
Land	$221,066	$214,696
Construction in progress	274,809	181,316
	$495,875	$396,012

2008 Acquisitions

We acquired the following office properties during the nine months ended September 30, 2008:

				Total
		Date of	Number of	Rentable	Acquisition
Project Name	Location	Acquisition	Buildings	Square Feet	Cost
3535 Northrop Grumman Point	Colorado Springs, CO	6/10/2008	1	124,305	$23,240
1560 Cable Ranch Road (Buildings A and B)	San Antonio, TX	6/19/2008	2	122,975	17,317
			3	247,280	$40,557

The table below sets forth the allocation of the acquisition costs of these properties:

	3535 Northrop	1560 Cable
	Grumman Point	Ranch Road	Total
Land, operating properties	$—	$3,396	$3,396
Building and improvements	22,163	10,315	32,478
Intangible assets on real estate acquisitions	3,423	4,208	7,631
Total assets	25,586	17,919	43,505
Deferred revenue associated with acquired operating leases	(2,346)	(602)	(2,948)
Total acquisition cost	$23,240	$17,317	$40,557

Intangible assets recorded in connection with the above acquisitions included the following:

		Weighted
		Average
		Amortization
		Period (in Years)
Lease-up value	$4,558	10
Tenant relationship value	1,537	12
Lease cost portion of deemed cost avoidance	1,536	11
	$7,631	11

We also completed the following acquisitions during the nine months ended September 30, 2008:

•                  a 107-acre land parcel in Frederick, Maryland that we believe can support approximately 1.0 million developable square feet for $8,696 on August 28, 2008 (Frederick, Maryland is located in our Suburban Maryland region); and

•                  a 31-acre land parcel located in San Antonio, Texas (“San Antonio”) that we believe can support approximately 500,000 developable square feet for $8,126 on July 16, 2008.

2008 Construction, Development and Redevelopment Activities

During the nine months ended September 30, 2008, we had five properties totaling 438,347 square feet become fully operational (89,497 of these square feet were placed into service in 2007); three of these properties are located in Colorado Springs, Colorado (“Colorado Springs”) and two in the Baltimore/Washington Corridor.  We also placed into service an aggregate of 85,221 square feet in two partially operational properties located in Colorado Springs and Suburban Maryland.

As of September 30, 2008, we had construction underway on four new properties each in Colorado Springs and the Baltimore/Washington Corridor (including one through a joint venture) and two each in San Antonio and Suburban Maryland (including two through a joint venture).  We also had development activities underway on three new properties each in the Baltimore/Washington Corridor and Suburban Baltimore, two in San Antonio and one in Suburban Maryland.  In addition, we had redevelopment underway on two properties owned by a joint venture (one located in the Baltimore/Washington Corridor and the other in Northern Virginia).

2008 Dispositions

We sold the following operating properties during the nine months ended September 30, 2008:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale

429 Ridge Road	Dayton, New Jersey	1/31/2008	1	142,385	$17,000	$1,365
7253 Ambassador Road	Woodlawn, Maryland	6/2/2008	1	38,930	5,100	1,278
47 Commerce Road	Cranbury, New Jersey	4/1/2008	1	41,398	3,150	—
			3	222,713	$25,250	$2,643

The gain from these sales is included on the line of our Consolidated Statements of Operations entitled “(loss) income from discontinued operations, net of minority interests.”

During the nine months ended September 30, 2008, we also completed the sale of six recently constructed office condominiums located in Herndon Virginia (located in the Northern Virginia region) for sale prices totaling $8,388 in the aggregate.  We recognized an aggregate gain before minority interests and taxes of $1,368 on these sales, which is included on the line of our Consolidated Statements of Operations entitled “gain on sales of real estate, net”.

The table below sets forth the components of the line on our Consolidated Statements of Operations entitled “gain on sales of real estate” for the three and nine months ended September 30, 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Gain on sales of real estate	$4	$1,227	$1,682	$1,421
Income taxes	—	—	(578)	(3)
Minority interests
Common units in the Operating Partnership	—	(189)	(151)	(219)
Other consolidated entities	—	—	(116)	—
Gain on sale of real estate, net	$4	$1,038	$837	$1,199

6.                                      Real Estate Joint Ventures

During the nine months ended September 30, 2008, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

	Investment Balance at								Total	Maximum
	September 30,		December 31,		Date		Nature of		Assets at	Exposure
	2008		2007		Acquired	Ownership	Activity		9/30/2008	to Loss (1)
Harrisburg Corporate Gateway Partners, L.P.	$(4,668	)(2)	$(4,246	)(2)	9/29/2005	20%	Operates 16 buildings	(3)	$70,387	$—

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

(2)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at September 30, 2008 and December 31, 2007 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)	This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	September 30,	December 31,
	2008	2007
Commercial real estate property	$62,711	$63,773
Other assets	7,676	9,051
Total assets	$70,387	$72,824

Liabilities	$67,762	$67,991
Owners’ equity	2,625	4,833
Total liabilities and owners’ equity	$70,387	$72,824

The following table sets forth condensed statements of operations for Harrisburg Corporate Gateway Partners, L.P.:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$2,432	$2,455	$7,228	$7,325
Property operating expenses	(870)	(850)	(2,571)	(2,686)
Interest expense	(991)	(991)	(2,951)	(3,109)
Depreciation and amortization expense	(824)	(842)	(2,484)	(2,564)
Net loss	$(253)	$(228)	$(778)	$(1,034)

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

The table below sets forth information pertaining to our investments in consolidated joint ventures at September 30, 2008:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	9/30/2008	Activity	9/30/2008	9/30/2008
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping two properties (1)	$43,833	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (2)	27,126	—
Enterprise Campus Developer, LLC	6/26/2007	90.0%	Developing land parcels (3)	25,402	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	4,959	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	4,472	—
13849 Park Center Road, LLC	10/2/2007	92.5%	Redeveloping one property (6)	563	—
				$106,355	$—

(1)	This joint venture owns one property in the Northern Virginia region and one in the Baltimore/Washington Corridor region.
(2)	This joint venture is developing a land parcel located in Hanover, Maryland (located in the Baltimore/Washington Corridor region).
(3)	This joint venture is developing land parcels located in College Park, Maryland through the M Square joint venture.
(4)	This joint venture’s property is located in Charles County, Maryland (located in our “other” business segment).
(5)	This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).
(6)	This joint venture is redeveloping a property in the Northern Virginia region.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Lease-up value	$129,613	$68,893	$60,720	$125,338	$58,435	$66,903
Tenant relationship value	36,514	11,914	24,600	35,189	7,892	27,297
Lease cost portion of deemed cost avoidance	18,587	10,436	8,151	17,133	8,697	8,436
Lease to market value	14,428	10,744	3,684	14,428	9,555	4,873
Market concentration premium	1,333	206	1,127	1,333	181	1,152
	$200,475	$102,193	$98,282	$193,421	$84,760	$108,661

Amortization of the intangible asset categories set forth above totaled $17,578 in the nine months ended September 30, 2008 and $24,451 in the nine months ended September 30, 2007. The approximate weighted average amortization periods of the categories set forth above follow: lease-up value: nine years; tenant relationship value: seven years; lease cost portion of deemed cost avoidance: six years; lease to market value: four years; and market concentration premium: 34 years.  The approximate weighted average amortization period for all of the categories combined is nine years.  Estimated amortization expense associated with the intangible asset categories set forth above is $5,083 for the three months ending December 31, 2008, $19,002 for 2009, $14,815 for 2010, $11,984 for 2011, $9,739 for 2012 and $7,170 for 2013.

8.             Deferred Charges

Deferred charges consisted of the following:

	September 30,	December 31,
	2008	2007
Deferred leasing costs	$66,632	$63,052
Deferred financing costs	27,869	32,617
Goodwill	1,853	1,853
Deferred other	155	155
	96,509	97,677
Accumulated amortization	(44,829)	(48,626)
Deferred charges, net	$51,680	$49,051

9.             Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $1,328 at September 30, 2008 and $798 at December 31, 2007.

10.          Prepaid Expenses and Other Assets

Prepaid and other assets consisted of the following:

	September 30,	December 31,
	2008	2007
Construction contract costs incurred in excess of billings	$28,893	$19,425
Mortgage loan receivable (1)	28,418	3,582
Prepaid expenses	21,013	13,907
Furniture, fixtures and equipment	11,951	11,410
Other assets	10,173	3,657
Prepaid expenses and other assets	$100,448	$51,981

(1)  On August 26, 2008, we loaned $24,813 to the owner of a 17-story Class A+ rental office property containing 470,603 square feet in Baltimore, Maryland.  We have a secured interest in the ownership of the entity that owns the property and adjacent land parcels that is subordinate to that of a first mortgage on the property.  The loan, which matures on August 26, 2011, carries a primary interest rate of 16.0%, although certain fundings available under the loan agreement totaling up to $1,550 carry an interest rate of 20%.

While interest is payable to us under the loan on a monthly basis, to the extent that the borrower does not have sufficient net operating cash flow (as defined in the agreement) to pay all or a portion of the interest due under the loan in a given month, such unpaid portion of the interest shall be added to the loan principal amount used to compute interest in the following month.  We are obligated to fund an aggregate of up to $26,550 under this loan, excluding any future compounding of unpaid interest.  Our maximum exposure to loss under this loan is equal to any outstanding principal, including any unpaid compounded interest.  The balance of this mortgage loan receivable was $24,836 at September 30, 2008.

11.          Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Debt at	September 30,	December 31,	Stated Interest Rates	Dates at
	September 30, 2008	2008	2007	at September 30, 2008	September 30, 2008

Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$380,500	$361,000	LIBOR + 0.75% to 1.25%	September 30, 2011 (1)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (2)	N/A	970,510	1,124,551	5.20% - 8.63% (3)	2009 - 2034 (4)
Revolving Construction Facility (5)	225,000	41,532	—	LIBOR + 1.60% to 2.00%	May 2, 2011 (1)
Other variable rate secured loans	N/A	221,400	34,500	LIBOR + 2.25%	August 1, 2012 (1)
Other construction loan facilities	48,000	40,588	104,089	LIBOR + 1.50%	2009
Total mortgage and other secured loans		1,274,030	1,263,140

Note payable
Unsecured seller notes	N/A	1,750	1,702	0% - 5.95%	2008-2016
Total mortgage and other loans payable		1,656,280	1,625,842

3.5% Exchangeable Senior Notes	N/A	200,000	200,000	3.50%	September 2026 (6)
Total debt		$1,856,280	$1,825,842

(1)	These facilities may be extended for a one-year period at our option, subject to certain conditions.
(2)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $535 at September 30, 2008 and $605 at December 31, 2007.

(3)	The weighted average interest rate on these loans was 5.72% at September 30, 2008.
(4)	A loan with a balance of $4,762 at September 30, 2008 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(5)	This loan is described in further detail below.
(6)	Refer to our 2007 Annual Report on Form 10-K for descriptions of provisions for early redemption and repurchase of these notes.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; this loan is referred to in the table above as the “Revolving Construction Facility.”  The construction loan agreement provides for an aggregate commitment by the lenders of $225,000, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325,000, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements.  As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral.  The construction loan agreement matures on May 2, 2011 and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

On July 18, 2008, we borrowed $221,400 under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points.  This loan facility has a four-year term with an option to extend by an additional year.

We capitalized interest costs of $13,428 in the nine months ended September 30, 2008 and $13,957 in the nine months ended September 30, 2007.

12.          Derivatives

The following table sets forth our interest rate swap contracts in place during the nine months ended September 30, 2008 and their respective fair values:

				Fair Value at
Notional	One-Month	Effective	Expiration	September 30,	December 31,
Amount	LIBOR Base	Date	Date	2008	2007
$50,000	4.3300%	10/23/2007	10/23/2009	$(625)	$(596)
50,000	5.0360%	3/28/2006	3/30/2009	(376)	(765)
25,000	5.2320%	5/1/2006	5/1/2009	(265)	(486)
25,000	5.2320%	5/1/2006	5/1/2009	(265)	(486)
				$(1,531)	$(2,333)

These amounts are included on our Consolidated Balance Sheets as other liabilities.

We designated these derivatives as cash flow hedges.  These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings until their respective maturities.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Beginning balance	$(2,648)	$113	$(2,333)	$(308)
Increase (decrease) in fair value applied to accumulated other comprehensive loss and minority interests	1,117	(1,065)	802	(644)
Ending balance	$(1,531)	$(952)	$(1,531)	$(952)

13.          Shareholders’ Equity

Preferred Shares

Preferred shares of beneficial interest (“preferred shares”) consisted of the following:

	September 30,	December 31,
	2008	2007
2,200,000 designated as Series G Cumulative Redeemable Preferred Shares of beneficial interest (2,200,000 shares issued with an aggregate liquidation preference of $55,000)	$22	$22
2,000,000 designated as Series H Cumulative Redeemable Preferred Shares of beneficial interest (2,000,000 shares issued with an aggregate liquidation preference of $50,000)	20	20
3,390,000 designated as Series J Cumulative Redeemable Preferred Shares of beneficial interest (3,390,000 shares issued with an aggregate liquidation preference of $84,750)	34	34
531,667 designated as Series K Cumulative Redeemable Convertible Preferred Shares of beneficial interest (531,667 shares issued with an aggregate liquidation preference of $26,583)	5	5
Total preferred shares	$81	$81

Common Shares

During the nine months ended September 30, 2008, we converted 55,242 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

In September 2008, we issued 3.7 million common shares at a public offering price of $39 per share. We contributed the net proceeds after underwriting discounts but before offering costs totaling $139,203 to our Operating Partnership in exchange for 3.7 million common units.

See Note 17 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Nine Months
	Ended September 30,
	2008	2007
Beginning balance	$(2,372)	$(693)
Unrealized gain (loss) on derivatives, net of minority interests	657	(561)
Realized loss on derivatives, net of minority interests	39	39
Ending balance	$(1,676)	$(1,215)

The table below sets forth our comprehensive income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$12,949	$11,431	$37,197	$24,855
Unrealized gain (loss) on derivatives, net of minority interests	926	(903)	657	(561)
Realized loss on derivatives, net of minority interests	13	13	39	39
Total comprehensive income	$13,888	$10,541	$37,893	$24,333

14.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2008:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit	Total Dividend/ Distribution
Series G Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.5000	$1,100
First Quarter 2008	March 31, 2008	April 15, 2008	$0.5000	$1,100
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.5000	$1,100
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.5000	$1,100

Series H Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$938
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$938
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4688	$938
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.4688	$938

Series J Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4766	$1,616
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4766	$1,616
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4766	$1,616
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.4766	$1,616

Series K Preferred Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.7000	$372
First Quarter 2008	March 31, 2008	April 15, 2008	$0.7000	$372
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.7000	$372
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.7000	$372

Common Shares:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$16,097
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$16,173
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.3400	$16,197
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.3725	$19,183

Series I Preferred Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.4688	$165
First Quarter 2008	March 31, 2008	April 15, 2008	$0.4688	$165
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.4688	$165
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.4688	$165

Common Units:
Fourth Quarter 2007	December 31, 2007	January 15, 2008	$0.3400	$2,777
First Quarter 2008	March 31, 2008	April 15, 2008	$0.3400	$2,771
Second Quarter 2008	June 30, 2008	July 15, 2008	$0.3400	$2,772
Third Quarter 2008	September 30, 2008	October 15, 2008	$0.3725	$3,021

15.          Supplemental Information to Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2008	2007
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisition of properties	$—	$38,848
Issuance of common shares in connection with acquisition of properties	$—	$156,691
Issuance of preferred shares in connection with acquisition of properties	$—	$26,583
Restricted cash used in connection with acquisitions of properties	$—	$20,827
Issuance of common units in the Operating Partnership in connection with acquisition of interest in properties	$—	$12,125
Note receivable assumed upon sale of real estate property	$—	$3,582
(Decrease) increase in accrued capital improvements, leasing and acquisition costs	$(14,326)	$14,501

Consolidation of real estate joint venture:
Real estate assets	$14,208	$3,864
Prepaid and other assets	(10,859)	1,021
Minority interest	(3,349)	(4,885)
Net adjustment	$—	$—
Proceeds from sale of property invested in restricted cash	$—	$701
Reclassification of operating assets to investment in consolidated real estate joint venture	$—	$16,725
Amortization of discounts and premiums on mortgage loans to commercial real estate properties	$39	$296
Increase (decrease) in fair value of derivatives applied to AOCL and minority interests	$802	$(644)
Adjustments to minority interests resulting from changes in ownership of the Operating Partnership by COPT	$14,323	$29,693
Dividends/distribution payable	$25,774	$22,433
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,982	$25,358

16.          Information by Business Segment

As of September 30, 2008, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended September 30, 2008
Revenues	$46,139	$19,523	$13,912	$5,612	$4,966	$2,507	$3,328	$2,641	$591	$3,330	$(902)	$101,647
Property operating expenses	16,463	7,518	5,994	1,859	1,998	43	857	696	58	1,122	(742)	35,866
NOI	$29,676	$12,005	$7,918	$3,753	$2,968	$2,464	$2,471	$1,945	$533	$2,208	$(160)	$65,781
Additions to commercial real estate properties	$8,408	$2,121	$3,993	$9,092	$9,683	$428	$904	$11,333	$—	$8,737	$(30)	$54,669

Three Months Ended September 30, 2007
Revenues	$43,850	$18,555	$13,575	$4,311	$4,410	$2,506	$3,338	$1,832	$1,110	$2,262	$(911)	$94,838
Property operating expenses	14,681	6,529	5,465	1,973	1,746	35	784	374	678	926	(926)	32,265
NOI	$29,169	$12,026	$8,110	$2,338	$2,664	$2,471	$2,554	$1,458	$432	$1,336	$15	$62,573
Additions to commercial real estate properties	$47,776	$4,341	$13,949	$11,959	$50	$348	$250	$1,554	$6	$6,392	$(548)	$86,077

Nine Months Ended September 30, 2008
Revenues	$138,142	$57,454	$41,324	$14,475	$14,457	$7,519	$9,622	$6,548	$1,929	$8,477	$(2,683)	$297,264
Property operating expenses	48,364	21,757	18,008	5,179	5,249	147	2,346	1,572	305	3,601	(1,965)	104,563
NOI	$89,778	$35,697	$23,316	$9,296	$9,208	$7,372	$7,276	$4,976	$1,624	$4,876	$(718)	$192,701
Additions to commercial real estate properties	$62,482	$3,850	$11,730	$62,538	$31,779	$1,040	$2,140	$29,581	$43	$10,962	$(45)	$216,100
Segment assets at September 30, 2008	$1,249,126	$466,793	$440,933	$244,309	$169,913	$95,004	$95,124	$90,841	$21,929	$226,738	$(982)	$3,099,728

Nine Months Ended September 30, 2007
Revenues	$130,409	$53,981	$40,104	$11,510	$12,320	$7,519	$9,465	$5,476	$3,902	$4,371	$(2,654)	$276,403
Property operating expenses	42,592	19,340	16,212	4,455	5,069	101	2,303	1,121	1,763	3,477	(2,686)	93,747
NOI	$87,817	$34,641	$23,892	$7,055	$7,251	$7,418	$7,162	$4,355	$2,139	$894	$32	$182,656
Additions to commercial real estate properties	$146,904	$21,257	$276,824	$36,326	$1,958	$880	$533	$1,560	$271	$50,127	$(1,493)	$535,147
Segment assets at September 30, 2007	$1,208,852	$483,473	$461,461	$168,719	$132,851	$96,463	$95,828	$58,023	$40,450	$170,890	$(987)	$2,916,023

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Segment revenues	$101,647	$94,838	$297,264	$276,403
Construction contract revenues	89,653	10,047	121,688	29,358
Other service operations revenues	349	910	1,352	3,369
Less: Revenues from discontinued real estate operations (Note 19)	(3)	(736)	(358)	(3,059)
Total revenues	$191,646	$105,059	$419,946	$306,071

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Segment property operating expenses	$35,866	$32,265	$104,563	$93,747
Less: Property operating expenses from discontinued real estate operations (Note 19)	(12)	(688)	(210)	(1,579)
Total property operating expenses	$35,854	$31,577	$104,353	$92,168

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
NOI for reportable segments	$65,781	$62,573	$192,701	$182,656
Construction contract revenues	89,653	10,047	121,688	29,358
Other service operations revenues	349	910	1,352	3,369
Equity in loss of unconsolidated entities	(57)	(46)	(167)	(197)
Income tax expense	(97)	(197)	(102)	(480)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(25,583)	(26,025)	(75,430)	(78,811)
Construction contract expenses	(87,111)	(9,507)	(118,488)	(28,126)
Other service operations expenses	(546)	(806)	(1,602)	(3,337)
General and administrative expenses	(6,103)	(5,743)	(18,072)	(15,946)
Interest expense on continuing operations	(20,506)	(20,968)	(60,252)	(61,181)
Amortization of deferred financing costs	(1,169)	(901)	(2,882)	(2,706)
Gain on sale of non-real estate investment	1	—	52	1,033
Minority interests in continuing operations	(1,668)	(942)	(4,469)	(2,282)
NOI from discontinued operations	9	(48)	(148)	(1,480)
Income from continuing operations	$12,953	$8,347	$34,181	$21,870

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

17.          Share-Based Compensation

During the nine months ended September 30, 2008, we granted 40,000 options to purchase common shares (“options”) to members of our Board of Trustees. The exercise price of these option grants was $37.81 per share. These options vest on the first anniversary of the grant date provided that the Trustees remain in their positions. These options expire ten years after the grant date. We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the assumptions we used in that model are set forth below:

Fair value of grants on grant date	$8.00
Risk-free interest rate	3.62%
Expected life (in years)	6.52
Expected volatility	24.22%
Expected annual dividend yield	3.07%

During the nine months ended September 30, 2008, 145,059 options were exercised. The weighted average exercise price of these options was $17.32 per share, and the total intrinsic value of options exercised was $3,003.

During the nine months ended September 30, 2008, certain employees were granted a total of 291,319 restricted shares with a weighted average grant date fair value of $32.32 per share. These shares are subject to forfeiture restrictions that lapse in equal increments annually over a three-year period (for most of the grants) or a five-year period, in each case beginning on the first anniversary of the grant date provided that the employees remain employed by us. During the nine months ended September 30, 2008, forfeiture restrictions lapsed on 141,395 common shares previously issued to employees. These shares had a weighted average grant date fair value of $35.30 per share, and the total fair value of the shares on the vesting dates was $4,541.

We realized a windfall tax benefit of $1,053 in the nine months ended September 30, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax. We did not realize a windfall tax benefit in the nine months ended September 30, 2007 because COMI had a net operating loss carryforward for tax purposes; had COMI not had a net operating loss carryforward during the nine months ended September 30, 2007, we would have recognized a windfall tax benefit of $1,687 in that period.

Expenses from share-based compensation are reflected in our Consolidated Statements of Operations as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Increase in general and administrative expenses	$1,621	$1,202	$4,724	$3,277
Increase in construction contract and other service operations expenses	428	483	1,526	1,346
Share-based compensation expense	2,049	1,685	6,250	4,623
Income tax expense	(8)	(19)	(37)	(120)
Minority interests	(309)	(259)	(944)	(708)
Net share-based compensation expense	$1,732	$1,407	$5,269	$3,795

18.          Income Taxes

The table below sets forth COMI’s provision for income tax expense and its presentation on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Deferred
Federal	$60	$161	$363	$395
State	9	36	80	88
	69	197	443	483

Current
Federal	24	—	195	—
State	4	—	42	—
	28	—	237	—
Total income tax expense	$97	$197	$680	$483

Reported on line entitled income tax expense	$97	$197	$102	$480
Reported on line entitled gain on sales of real estate, net	—	—	578	3
Total income tax expense	$97	$197	$680	$483

Items contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, certain accrued compensation and compensation paid in the form of contributions to a nonqualified deferred compensation plan.

COMI’s combined Federal and state effective tax rate was 39% for the three and nine months ended September 30, 2008 and 2007.

19.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  2 and 8 Centre Drive properties that were sold on September 7, 2007;

•                  7321 Parkway property that was sold on September 7, 2007;

•                  429 Ridge Road property that was sold on January 31, 2008;

•                  47 Commerce Drive property that was sold on April 1, 2008; and

•                  7253 Ambassador Road property that was sold on June 2, 2008.

The table below sets forth the components of income from discontinued operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue from real estate operations	$3	$736	$358	$3,059
Expenses from real estate operations:
Property operating expenses	12	688	210	1,579
Depreciation and amortization	—	241	52	842
Interest expense	—	177	51	1,302
Expenses from real estate operations	12	1,106	313	3,723
(Loss) income from discontinued operations before gain on sales of real estate and minority interests	(9)	(370)	45	(664)
Gain on sales of real estate	—	2,789	2,526	2,778
Minority interests in discontinued operations	1	(373)	(392)	(328)
(Loss) income from discontinued operations, net of minority interests	$(8)	$2,046	$2,179	$1,786

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of September 30, 2008.

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

Office Space Operating Leases

We are obligated as lessee under five operating leases for office space. Future minimum rental payments due under the terms of these leases as of September 30, 2008 follow:

Three months ended December 31, 2008	$63
2009	178
2010	135
2011	57
$433

Other Operating Leases

We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of September 30, 2008 follow:

Three months ended December 31, 2008	$127
2009	382
2010	178
2011	47
2012	2
$736

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

21.          Subsequent Event

On October 24, 2008, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 2.51% on an aggregate notional amount of $100.0 million. This swap agreement became effective on November 3, 2008 and expires on December 31, 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a specialty office real estate investment trust (“REIT”) that focuses on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of September 30, 2008, our investments in real estate included the following:

•                 235 wholly owned operating properties totaling 18.3 million square feet;

•                 18 wholly owned properties under construction or development that we estimate will total approximately 1.9 million square feet upon completion;

•                 wholly owned land parcels totaling 1,598 acres that we believe are potentially developable into approximately 13.5 million square feet; and

•                 partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

During the nine months ended September 30, 2008, we:

•                 experienced growth in revenues from real estate operations and property operating expenses due primarily to the addition of properties through construction activities and acquisitions;

•                 finished the period with occupancy of our wholly owned portfolio of properties at 93.2%;

•                 acquired three office properties totaling 247,280 square feet (one located in Colorado Springs and two in San Antonio) for $40.6 million;

•                 had five newly-constructed properties totaling 438,347 square feet (three located in Colorado Springs and two in the Baltimore/Washington Corridor) become fully operational. We also had 85,221 square feet placed into service in two partially operational properties (located in Colorado Springs and Suburban Maryland);

•                 sold three operating properties for a total of $25.3 million, resulting in recognized gains before minority interests of $2.6 million;

•                 sold six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in a recognized gain before minority interests and taxes of $1.4 million;

•                 entered into a construction loan agreement with a group of lenders that provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions. The construction loan agreement matures on May 2, 2011, and may be extended by one year at our option, subject to certain conditions;

•                 borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points. This loan facility matures on August 1, 2012, and may be extended by one year at our option, subject to certain conditions; and

•                 issued 3.7 million common shares at a public offering price of $39 per share, for net proceeds of $139.2 million after underwriting discounts but before offering expenses.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2008. This section includes discussions on, among other things:

•      our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2008 compared to the same periods in 2007;

•                 how we raised cash for acquisitions and other capital expenditures during the nine months ended September 30, 2008;

•                 changes in our cash flows for the nine months ended September 30, 2008 and 2007;

•                 how we expect to generate cash for short and long-term capital needs;

•                 our commitments and contingencies at September 30, 2008; and

•                 the computation of our Funds from Operations for the three and nine months ended September 30, 2008 and 2007.

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

Corporate Office Properties Trust and Subsidiaries

Operating Data Variance Analysis

(Dollars for this table are in thousands, except per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	Variance	% Change	2008	2007	Variance	% Change
Revenues
Rental revenue	$85,060	$80,038	$5,022	6.3%	$249,924	$233,650	$16,274	7.0%
Tenant recoveries and other real estate operations revenue	16,584	14,064	2,520	17.9%	46,982	39,694	7,288	18.4%
Construction contract revenues	89,653	10,047	79,606	792.3%	121,688	29,358	92,330	314.5%
Other service operations revenues	349	910	(561)	(61.6)%	1,352	3,369	(2,017)	(59.9)%
Total revenues	191,646	105,059	86,587	82.4%	419,946	306,071	113,875	37.2%
Expenses
Property operating expenses	35,854	31,577	4,277	13.5%	104,353	92,168	12,185	13.2%
Depreciation and other amortization associated with real estate operations	25,583	26,025	(442)	(1.7)%	75,430	78,811	(3,381)	(4.3)%
Construction contract expenses	87,111	9,507	77,604	816.3%	118,488	28,126	90,362	321.3%
Other service operations expenses	546	806	(260)	(32.3)%	1,602	3,337	(1,735)	(52.0)%
General and administrative expenses	6,103	5,743	360	6.3%	18,072	15,946	2,126	13.3%
Total operating expenses	155,197	73,658	81,539	110.7%	317,945	218,388	99,557	45.6%
Operating income	36,449	31,401	5,048	16.1%	102,001	87,683	14,318	16.3%
Interest expense and amortization of deferred financing costs	(21,675)	(21,869)	194	(0.9)%	(63,134)	(63,887)	753	(1.2)%
Gain on sale of non-real estate investment	1	—	1	N/A	52	1,033	(981)	(95.0)%
Equity in loss of unconsolidated entities	(57)	(46)	(11)	23.9%	(167)	(197)	30	(15.2)%
Income tax expense	(97)	(197)	100	(50.8)%	(102)	(480)	378	(78.8)%
Income from continuing operations before minority interests	14,621	9,289	5,332	57.4%	38,650	24,152	14,498	60.0%
Minority interests in income from continuing operations	(1,668)	(942)	(726)	77.1%	(4,469)	(2,282)	(2,187)	95.8%
Income from continuing operations	12,953	8,347	4,606	55.2%	34,181	21,870	12,311	56.3%
(Loss) income from discontinued operations, net	(8)	2,046	(2,054)	(100.4)%	2,179	1,786	393	22.0%
Gain on sales of real estate, net	4	1,038	(1,034)	(99.6)%	837	1,199	(362)	(30.2)%
Net income	12,949	11,431	1,518	13.3%	37,197	24,855	12,342	49.7%
Preferred share dividends	(4,025)	(4,025)	—	0.0%	(12,076)	(12,043)	(33)	0.3%
Net income available to common shareholders	$8,924	$7,406	$1,518	20.5%	$25,121	$12,812	$12,309	96.1%
Basic earnings per common share
Income from continuing operations	$0.19	$0.11	$0.08	72.7%	$0.49	$0.24	$0.25	104.2%
Net income available to common shareholders	$0.19	$0.16	$0.03	18.8%	$0.53	$0.28	$0.25	89.3%
Diluted earnings per common share
Income from continuing operations	$0.19	$0.11	$0.08	72.7%	$0.48	$0.23	$0.25	108.7%
Net income available to common shareholders	$0.19	$0.15	$0.04	26.7%	$0.52	$0.27	$0.25	92.6%

Results of Operations

While reviewing this section, you should refer to the “Operating Data Variance Analysis” table set forth on the preceding page, as it reflects the computation of the variances described in this section.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	September 30,	December 31,
	2008	2007
Occupancy rates
Total	93.2%	92.6%
Baltimore/Washington Corridor	92.4%	92.6%
Northern Virginia	99.2%	98.6%
Suburban Baltimore	84.3%	84.8%
Suburban Maryland	97.2%	97.8%
Colorado Springs, Colorado	95.3%	96.7%
St. Mary’s and King George Counties	93.5%	91.6%
Greater Philadelphia	100.0%	100.0%
San Antonio, Texas	100.0%	100.0%
Northern/Central New Jersey	100.0%	70.8%
Other	100.0%	100.0%

Average contractual annual rental rate per square foot at period end (1)	$22.17	$21.36

(1) Includes estimated expense reimbursements.

The large increase in the occupancy rate of our Northern/Central New Jersey region reflected above was attributable to our sale of the 429 Ridge Road property, which was the only property in that region that was not fully occupied.

We renewed 77.9% of the square footage scheduled to expire in the nine months ended September 30, 2008 (including the effects of early renewals and early lease terminations).  This renewal rate was positively impacted by the effect of a high number of early renewals during the period.

As we stated in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K, we believe that there is a fair amount of uncertainty surrounding the outlook for leasing activity for our overall portfolio in 2009 and possibly beyond.  The United States economy continues to show signs of a slowdown that may indicate it is in a recession, and capital markets have experienced high levels of volatility and uncertainty.  Since economic downturns typically affect the office real estate sector on a lagging basis, we believe that we have not yet been fully impacted by these conditions.  As a result, we expect to experience reduced renewal rates, minimal rental rate growth, additional tenant concessions, reduced occupancy and slower development leasing well into 2009 and possibly beyond.  As noted in the table above, the occupancy rate of our wholly-owned properties at September 30, 2008 was 93.2%, and we expect it to remain stable through the end of 2008 but then likely decrease in early 2009 due to known lease expirations and the anticipated challenging market and leasing conditions.

We believe that our overall portfolio from a leasing and occupancy perspective may not be affected to the same extent as some other companies in the office real estate sector due in large part to: (1) the quality of our tenant base from a credit risk standpoint and our ability to retain such tenants; (2) our concentration of tenants in the United States defense industry, particularly in the area of defense information technology, the need for which we do not believe will diminish in the foreseeable future; and (3) higher than average likelihood for stability in our markets and submarkets due to their proximity to large demand drivers (such as government installations), strong demographics and attractiveness to high quality tenants.  We also believe that we are somewhat protected in the short run from a slow down in leasing activity since the weighted average lease term for our wholly owned properties at September 30, 2008 was 4.8 years and our lease expirations are not highly concentrated in any one year.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	September 30,	December 31,
Geographic Region	Interest	2008	2007

Greater Harrisburg (1)	20.0%	89.9%	90.5%

Suburban Maryland (2)	(2)	90.7%	76.2%

Northern Virginia (3)	92.5%	100.0%	100.0%

(1)   Includes 16 properties totaling 671,759 operational square feet.

(2)   Includes two properties with 97,366 operational square feet at September 30, 2008 (we had a 50% ownership interest in 55,866 square feet and a 45% ownership interest in 41,500 square feet).  Includes one property with 55,866 operational square feet at December 31, 2007 in which we had a 50% ownership interest.

(3)   Includes one property with 78,171 operational square feet.

Revenues from real estate operations and property operating expenses

We view our changes in revenues from real estate operations and property operating expenses as being comprised of the following main components:

•      Changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties.”  For example, when comparing the nine months ended September 30, 2007 and 2008, Same-Office Properties would be properties owned and 100% operational from January 1, 2007 through September 30, 2008.

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

The tables below set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables and the discussion that follows in this section pertain to properties included in continuing operations:

	Changes From the Three Months Ended September 30, 2007 to 2008
	Property
	Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$4,347	$1,410	1.8%	$(735)	$5,022
Tenant recoveries and other real estate
operations revenue	764	1,712	12.8%	44	2,520
Total	$5,111	$3,122	3.4%	$(691)	$7,542

Property operating expenses	$1,388	$2,707	8.8%	$182	$4,277

Straight-line rental revenue adjustments included in rental revenue	$412	$(815)	N/A	$—	$(403)

Amortization of deferred market rental revenue	$95	$(125)	N/A	$—	$(30)

Number of operating properties included in component category	20	218	N/A	—	238

(1) Includes four acquired properties, 14 construction/development properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Nine Months Ended September 30, 2007 to 2008
	Property
	Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$13,742	$3,394	1.6%	$(862)	$16,274
Tenant recoveries and other real estate operations revenue	3,186	4,783	14.0%	(681)	7,288
Total	$16,928	$8,177	3.4%	$(1,543)	$23,562

Property operating expenses	$5,327	$6,733	8.4%	$125	$12,185

Straight-line rental revenue adjustments included in rental revenue	$1,098	$(1,898)	N/A	$—	$(800)

Amortization of deferred market rental revenue	$275	$(386)	N/A	$—	$(111)

Number of operating properties included in component category	74	164	N/A	—	238

(1) Includes 57 acquired properties, 15 construction/development properties and two redevelopment properties placed into service.

(2) Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

With regard to changes in the Property Additions’ revenues from real estate operations, the increase attributable to construction, development and redevelopment properties placed into service totaled $3.8 million for the three month periods and $13.0 million for the nine month periods; the remainder of the increase was attributable to acquisitions.  With regard to changes in the Property Additions’ property operating expenses, the increase attributable to construction, development and redevelopment properties placed into service totaled $988,000 for the three month periods and $3.0 million for the nine month periods; the remainder of the increase was attributable to acquisitions.

The increase in rental revenue from real estate operations for the Same-Office Properties for the three month periods included the following:

•      an increase of $1.8 million, or 2.4%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods; offset in part by

•      a decrease of $431,000, or 69.6%, in net revenue from the early termination of leases.  To explain further the term net revenue from the early termination of leases, when tenants terminate their lease obligations prior to the end of the agreed lease terms, they typically pay fees to break these obligations.  We recognize such fees as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and deferred assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases.

The increase in rental revenue from real estate operations for the Same-Office Properties for the nine month periods included the following:

•      an increase of $5.8 million, or 2.9%, in rental revenue from the Same-Office Properties attributable primarily to changes in rental rates and occupancy between the two periods; offset in part by

•      a decrease of $2.4 million, or 89.1%, in net revenue from the early termination of leases.

Tenant recoveries and other revenue from the Same-Office Properties increased for the three month and nine month periods due primarily to the increase in property operating expenses described below.

The increase in operating expenses for the Same-Office Properties for the three month periods included the following:

•      an increase of $540,000 attributable to miscellaneous direct reimbursable expenses;

•      an increase of $379,000, or 218.4%, in exterior repairs and maintenance due in large part to additional projects undertaken for roof repairs and building caulking and sealing in the current period;

•      an increase of $269,000, or 10.9%, in management fees attributable primarily to an increase in revenue billed by the properties (management fees are generally computed based on a percentage of revenue billed by properties).  The increase also was attributable in part to a change in the basis for computing management fees for a number of properties in the portfolio from being based on a percentage of property operating expenses to being based on a percentage of revenue;

•      an increase of $226,000, or 2.9%, in electric utilities expense, which included the effects of: (1) increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structures; and (3) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland;

•      an increase of $221,000, or 6.9%, in cleaning services and related supplies due to in large part to increased contract rates and increased occupancy at certain properties;

•      an increase of $198,000, or 3.2%, in real estate taxes, which included the effect of increased property value assessments in our portfolio, most notably an increase of $312,000, or 19.5%, attributable to our Northern Virginia portfolio.  The effect of these increases was offset in part by a decrease of $451,000  attributable to our Colorado Springs portfolio, which had increased property value assessments completed retroactive to the beginning of 2007 recognized in the prior period;

•      an increase of $187,000, or 253.4%, in bad debt expense due to additional reserves on tenant receivables; and

•      an increase of $132,000, or 19.4%, in corporate overhead allocated to property operating expense due in large part to increased costs for corporate employees supporting the property operations, much of which is attributable to compensation costs for such employees.

The increase in operating expenses for the Same-Office Properties for the nine month periods included the following:

•      an increase of $2.2 million attributable to miscellaneous direct reimbursable expenses;

•      an increase of $1.3 million, or 8.4%, in real estate taxes, which included the effect of increased property value assessments in our portfolio, most notably an increase of $945,000, or 19.8%, attributable to our Northern Virginia portfolio;

•      an increase of $698,000, or 10.9%, in management fees due primarily to the reasons discussed above for the variance in the three month periods;

•      an increase of $608,000, or 14.8%, in heating and air conditioning repairs and maintenance due primarily to an increase in general repair activity and the commencement of new service arrangements at certain properties;

•      an increase of $534,000, or 2.8%, in electric utilities expense due primarily to the reasons discussed above for the variance in the three month periods;

•      an increases of $462,000, or 5.1%, in cleaning services and related supplies due primarily to the reasons discussed above for the variance in the three month periods;

•      an increase of $449,000, or 27.1%, in corporate overhead allocated to property operating expense due primarily to the reasons discussed above for the variance in the three month periods;

•      an increase of $408,000, or 320.0%, in bad debt expense due to additional reserves on tenant receivables;

•      an increase of $345,000, or 59.3%, in exterior repairs and maintenance due primarily to the reasons discussed above for the variance in the three month periods; and

•      a decrease of $1.2 million, or 54.3%, in snow removal due to decreased snow and ice in most of our regions.

Other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes Between the Three Month Periods			Changes Between the Nine Month Periods
	Ended September 30, 2008 and 2007			Ended September 30, 2008 and 2007
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$79,606	$(561)	$79,045	$92,330	$(2,017)	$90,313
Expenses	77,604	(260)	77,344	90,362	(1,735)	88,627
Income from service operations	$2,002	$(301)	$1,701	$1,968	$(282)	$1,686

The gross revenues and costs associated with these services generally bear little relationship to the level of activity from these operations since a substantial portion of the costs are subcontracted costs that are reimbursed to us by the customer at no mark up.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of service operations revenues and expenses to evaluate performance.  The increase in income from service operations attributable to construction contracts is due primarily to a large volume of activity recognized in the current periods in connection with three large construction contracts, all of which are with one customer.

Depreciation and amortization

When we acquire operating properties, a portion of the acquisition value of such properties is generally allocated to assets with depreciable lives that are based on the lives of the underlying leases.  The decreases in depreciation and other amortization expense for the three month and nine month periods were attributable primarily to a number of these shorter lived assets becoming fully amortized during or prior to the current periods.  The effect of these decreases more than offset additional depreciation and amortization associated with new assets placed into service.

General and administrative expenses

The increase in general and administrative expense for the three month periods included the following:

•      a $1.2 million, or 24.8%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $419,000, or 34.9%, increase in expense associated with share-based compensation due primarily to the effects of awards issued in 2007 and 2008; and

•      a $1.0 million, or 54.1%, decrease attributable to an increased allocation of corporate overhead primarily to our service companies.  Although our overall general and administrative expenses increased, this $1.0 million decrease was caused by the combined effect of: (1) the increase in allocable general and administrative expenses; and (2) a larger percentage of general and administrative expenses being allocated to the service companies due in large part to the increased number of employees in the service companies.

The increase in general and administrative expense for the nine month periods included the following:

•      a $4.4 million, or 32.4%, increase in compensation expense due in large part to: (1) the increased number of employees in response to the continued growth of the Company; (2) increased salaries and bonuses for existing employees; and (3) a $1.4 million, or 44.2%, increase in expense associated with share-based compensation due primarily to the effects of awards issued in 2007 and 2008; and

•      a $3.0 million, or 52.5%, decrease attributable to an increased allocation of corporate overhead primarily to our service companies due in large part to the reasons discussed above for the variance in the three month periods.

Interest expense and amortization of deferred financing costs

The decreases in interest expense and amortization of deferred financing costs included in continuing operations included the effects of the following:

•      a decrease in the weighted average interest rates of our debt from 5.9% to 5.1% for the three month periods and from 5.9% to 5.2% for the nine month periods; partially offset by

•      an increase in our average outstanding debt balance by 9.8% for the three month periods and by 8.7% for the nine month periods due primarily to our 2007 and 2008 construction activities.

Gain on sale of non-real estate investment

Included as income for the three and nine months ended September 30, 2007 was a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting.  TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

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

As of September 30, 2008, we owned 85.9% of the outstanding common units and 95.8% of the outstanding preferred units.  The percentage of the Operating Partnership owned by minority interests during the last year decreased in the aggregate due primarily to the effect of the following transactions:

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

Income from discontinued operations, net of minority interests

Our changes in income from discontinued operations for the three and nine month periods are due primarily to sales of properties included in discontinued operations.  See Note 19 to the Consolidated Financial Statements for a summary of the components of income from discontinued operations.

Gain on sales of real estate, net of minority interests

Our gain on sales of real estate decreased due primarily to a $1.1 million gain recognized on the sale of a land parcel in the prior periods, which was offset in part for the nine month periods by gains recognized on the sale of six recently constructed office condominiums located in Northern Virginia in the current period.

Diluted earnings per common share

Diluted earnings per common share on net income available to common shareholders increased for the three month and nine month periods due primarily to increases in net income available to common shareholders attributable primarily to the reasons set forth above, the effect of which was offset in part by a larger number of common shares outstanding due to share issuances since January 1, 2007.

Liquidity and Capital Resources

Cash and cash equivalents

Our cash and cash equivalents balance totaled $21.3 million as of September 30, 2008, a 13.5% decrease from the balance at December 31, 2007.  The cash and cash equivalents balances that we carry as of a point in time can vary significantly due in part to the inherent variability of the cash needs of our acquisition and development activities.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility or forgo borrowing under construction loan credit facilities to fund construction activities.

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

Our cash flow from operations increased $29.9 million, or 31.3%, when comparing the nine months ended September 30, 2008 and 2007; this increase is attributable in large part to: (1) the additional cash flow from operations generated by our property additions; and (2) the timing of cash flow associated with third-party construction projects in the current period.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, we acquired three office properties totaling 247,280 square feet and two parcels of land that we believe can support 1.5 million developable square feet  for $57.4 million.  These acquisitions were financed using primarily borrowings from our Revolving Credit Facility.

We had five newly-constructed properties totaling 438,347 square feet (three located in Colorado Springs and two in the Baltimore/Washington Corridor) become fully operational during the nine months ended September 30, 2008 (89,497 of these square feet were placed into service in 2007).  These properties were 82.5% leased or committed as of September 30, 2008.  Costs incurred on these properties through September 30, 2008 totaled $77.3 million, $6.2 million of which was incurred in the nine months ended September 30, 2008.  We financed the 2008 costs using primarily borrowings from our Revolving Credit Facility.

At September 30, 2008, we had construction activities underway on 12 office properties totaling 1.3 million square feet that were 40.5% leased, or considered committed to lease.  Three of these properties are owned through consolidated joint ventures.  Costs incurred on these properties through September 30, 2008 totaled approximately $153.1 million, of which approximately $100.5 million was incurred in the nine months ended September 30, 2008.  The costs incurred in the nine months ended September 30, 2008 were funded using borrowings from our Revolving Credit Facility and Revolving Construction Facility and cash reserves.

On January 29, 2008, we completed the formation of M Square, a consolidated joint venture in which we hold a 50% equity interest through Enterprise Campus Developer, LLC, another consolidated joint venture in which we own a 90% interest.  M Square was formed to develop and own office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the nine months ended September 30, 2008 (in thousands):

Construction, development and redevelopment	$141,779
Acquisitions	52,620
Tenant improvements on operating properties	14,874	(1)
Capital improvements on operating properties	6,827
	$216,100

(1)   Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

During the nine months ended September 30, 2008, we sold three operating properties totaling 222,713 square feet for $25.3 million, resulting in a gain of $2.6 million.  The net proceeds from these sales after transaction costs totaled approximately $25.0 million.  Our approximate application of the proceeds from these sales follows: $16.9 million to pay down borrowings under our Revolving Credit Facility; $5.1 million to fund an escrow that was used to fund a subsequent acquisition; and $3.0 million to fund cash reserves.

During the nine months ended September 30, 2008, we also completed the sale of six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in net proceeds of $7.8 million, which was primarily applied to our cash reserves.

On August 26, 2008, we loaned $24.8 million to the owner of a 17-story Class A+ rental office property containing 470,603 square feet in Baltimore, Maryland.  We have a secured interest in the ownership of the entity that owns the property and adjacent land parcels that is subordinate to that of a first mortgage on the property.  The loan, which matures on August 26, 2011, carries a primary interest rate of 16.0%, although certain fundings available under the loan agreement totaling up to $1.6 million carry an interest rate of 20%.  While interest is payable to us under the loan on a monthly basis, to the extent that the borrower does not have sufficient net operating cash flow (as defined in the agreement) to pay all or a portion of the interest due under the loan in a given month, such unpaid portion of the interest shall be added to the loan principal amount used to compute interest in the following month.  We are obligated to fund an aggregate of up to $26.6 million under this loan, excluding any future compounding of unpaid interest.  The balance of this mortgage loan receivable was $24.8 million at September 30, 2008.  The first mortgage loan, which had a balance of $75.0 million at August 26, 2008, matures on August 9, 2009 and may be extended for two six-month periods, subject to certain conditions.  If a default occurs under the terms of the loan with us or under the first mortgage loan, in order to protect our investment, we may need either to (1) purchase the first mortgage loan on the property or (2) foreclose on the ownership interest in the property and repay the first mortgage loan.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; we refer to this loan as the “Revolving Construction Facility.”  The construction loan agreement provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions.  Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral.  Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements.  As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral.  The construction loan agreement matures on May 2, 2011 and may be extended by one year at our option, subject to certain conditions.  The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%.  Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date.  The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.  As of October 29, 2008, the maximum amount of borrowing capacity under this agreement totaled $140.6 million, and we expect to further increase this capacity level during the remainder of 2008 and 2009 by obtaining loans under the agreement for additional construction properties.  As of October 29, 2008, $54.8 million had been borrowed under this agreement, the proceeds of which were used to pay down borrowings under our Revolving Credit Facility.

On July 18, 2008, we borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points.  This loan facility has a four-year term with an option to extend by an additional year.  We used $63.5 million of the proceeds from this loan to repay construction loan facilities that were due to mature in 2008, $11.8 million to repay borrowings under the Revolving Construction Facility, $142.0 million to repay borrowings under our Revolving Credit Facility and the balance to fund transaction costs.

In September 2008, we issued 3.7 million common shares at a public offering price of $39.0 per share, for net proceeds of $139.2 million after underwriting discounts but before offering expenses.  We contributed these net proceeds to our Operating Partnership in exchange for 3.7 million common units.  The proceeds were then used to pay down our Revolving Credit Facility.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of September 30, 2008, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $63.0 million, or 21.9%, when comparing the nine months ended September 30, 2008 and 2007.  This decrease was due primarily to the following:

•      a $80.7 million, or 26.8%, decrease in purchases of and additions to commercial real estate due primarily to the completion of a series of transactions on January 9 and 10, 2007 that resulted in the acquisition of 56 operating properties totaling 2.4 million square feet and land parcels totaling 187 acres (a transaction that we refer to collectively as the Nottingham Acquisition); and

•      a $24.6 million increase in proceeds from sales of properties, offset in part by

•      a $24.8 million mortgage loan receivable funded in August 2008.

Our cash flow provided by financing activities decreased $110.1 million, or 53.6%, when comparing the nine months ended September 30, 2008 and 2007.  This decrease was due primarily to the following:

•      a $410.3 million, or 168.2%, increase in repayments of mortgage and other loans payable due in large part to: (1) a higher level of debt refinancing activity in the current period; and (2) additional debt paid down using $139.2 million in proceeds from our issuance of common shares in September 2008; offset in part by;

•      a $178.2 million, or 35.2%, increase in proceeds from mortgage and other loans payable due primarily to a higher level of debt refinancing activity in the current period; and

•      a $134.4 million increase in net proceeds from our issuance of common shares in September 2008.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2007 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to September 30, 2008

On October 24, 2008, we entered into an interest rate swap agreement that fixes the one-month LIBOR base rate at 2.51% on an aggregate notional amount of $100.0 million. This swap agreement became effective on November 3, 2008 and expires on December 31, 2009.

Other Future Cash Requirements for Investing and Financing Activities

As previously discussed, as of September 30, 2008, we had construction activities underway on 12 office properties totaling 1.3 million square feet that were 40.5% leased, or considered committed to lease (including three properties owned through joint ventures).  We estimate remaining costs to be incurred will total approximately $112.7 million upon completion of these properties; we expect to incur these costs through 2010.  We expect to fund these costs using primarily borrowings from our Revolving Construction Facility and Revolving Credit Facility.

As of September 30, 2008, we had development activities underway on nine new office properties estimated to total 977,000 square feet.  We estimate that costs for these properties will total approximately $203.8 million.  As of September 30, 2008, costs incurred on these properties totaled $20.4 million and the balance is expected to be incurred from 2008 through 2011.  We expect to fund most of these costs using borrowings from our Revolving Construction Facility.

As of September 30, 2008, we had redevelopment activities underway on two properties totaling 493,000 square feet (these properties are owned through a consolidated joint venture in which we own a 92.5% interest).  We estimate that the remaining costs of the redevelopment activities will total approximately $13.0 million.  We expect to fund most of these costs using borrowings from our Revolving Credit Facility.

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

During the remainder of 2008 and beyond, we could complete acquisitions of properties and commence construction and development activities in addition to the ones previously described.  We expect to finance these activities as we have in the past, using mostly a combination of borrowings from new debt, borrowings under our Revolving Credit Facility and construction loan facilities, proceeds from sales of existing properties and additional equity issuances of common and/or preferred shares or units.

As previously discussed, the United States financial markets have recently experienced extreme volatility, and credit markets have tightened considerably.  As a result, the level of risk that we may not be able to obtain new financing for acquisitions, development activities or other capital requirements at reasonable terms, if at all, in the near future has increased.  Actions taken by us to reduce this level of risk include the following:

•      we entered into the $225.0 million Revolving Construction Facility in May 2008, which we expect to use in funding much of our future development activities;

•      we managed our debt to avoid significant concentrations of maturities in any particular year, including paying off all debt maturing in 2008 (except for scheduled principal amortization on existing debt) and having what we believe to be limited and manageable maturities in the next two years; and

•      we raised $139.2 million in net proceeds from the issuance of common shares in September 2008, which we used to pay down our Revolving Credit Facility in order to create borrowing capacity to allow us to respond to future development and acquisition opportunities in a potentially difficult financing environment.

Given the volatile condition of the financial markets, we recognize the possibility that one or more lenders under our Revolving Credit Facility or Revolving Construction Facility could be in a position where they are not able or willing to fund a borrowing request.  If this were to occur, it would adversely affect our ability to access borrowing capacity under these facilities, which would in turn adversely affect our financial condition.

As of October 29, 2008, the maximum principal amount on our Revolving Credit Facility was $600.0 million, with a right to further increase the maximum principal amount in the future to $800.0 million, subject to certain conditions.  As of October 29, 2008, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $190.6 million was available.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three and nine months ended September 30, 2008 and 2007 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$12,949	$11,431	$37,197	$24,855
Add: Real estate-related depreciation and amortization	25,583	26,266	75,482	79,653
Add: Depreciation and amortization on unconsolidated real estate entities	162	166	489	503
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(74)	(48)	(198)	(137)
Gain on sales of real estate, excluding development portion (1)	—	(2,789)	(2,630)	(2,778)
Funds from operations (“FFO”)	38,620	35,026	110,340	102,096
Add: Minority interests-common units in the Operating Partnership	1,592	1,351	4,501	2,424
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,043)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$36,187	$32,352	$102,765	$92,477

Weighted average common shares	47,273	46,781	47,128	46,386
Conversion of weighted average common units	8,130	8,297	8,145	8,339
Weighted average common shares/units - Basic FFO	55,403	55,078	55,273	54,725
Dilutive effect of share-based compensation awards	916	1,005	820	1,180
Weighted average common shares/units - Diluted FFO	56,319	56,083	56,093	55,905

Diluted FFO per common share	$0.64	$0.58	$1.83	$1.65

Numerator for diluted EPS	$8,924	$7,406	$25,121	$12,812
Add: Minority interests-common units in the Operating Partnership	1,592	1,351	4,501	2,424
Add: Real estate-related depreciation and amortization	25,583	26,266	75,482	79,653
Add: Depreciation and amortization on unconsolidated real estate
entities	162	166	489	503
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(74)	(48)	(198)	(137)
Less: Gain on sales of real estate, excluding development portion (1)	—	(2,789)	(2,630)	(2,778)
Diluted FFO	$36,187	$32,352	$102,765	$92,477

Denominator for diluted EPS	48,189	47,786	47,948	47,566
Weighted average common units	8,130	8,297	8,145	8,339
Denominator for Diluted FFO per share	56,319	56,083	56,093	55,905

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

Our costs associated with constructing buildings and completing renovation and tenant improvement work have increased due to higher cost of materials.  We expect to recover a portion of these costs through higher tenant rents and reimbursements for tenant improvements.  The additional costs that we do not recover increase depreciation expense as projects are completed and placed into service.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our debt strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of September 30, 2008, 94.3% of our fixed-rate debt was scheduled to mature after 2009.  As of September 30, 2008, 28.8% of our total debt had variable interest rates, including the effect of interest rate swaps.  As of September 30, 2008, the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 17.2%.

The following table sets forth as of September 30, 2008 our long-term debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt:
Fixed rate (1)	$4,608	$62,643	$74,033	$309,814	$42,199	$678,427	$1,171,724
Weighted average interest rate	4.80%	6.90%	5.98%	4.21%	6.32%	5.58%	5.34%

Variable rate (2)	$—	$40,589	$—	$422,032	$221,400	$—	$684,021

(1)   Represents scheduled principal amortization and maturities only and therefore excludes a net premium of $535.

(2)   The interest rates on our variable-rate debt primarily were indexed to LIBOR plus spreads of 0.75% to 2.00% at September 30, 2008.

The fair market value of our debt was $1.86 billion at September 30, 2008.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $48.1 million at September 30, 2008.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2008, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	September 30,
Amount	LIBOR base	Date	Date	2008
$50,000	4.3300%	10/23/2007	10/23/2009	$(625)
50,000	5.0360%	3/28/2006	3/30/2009	(376)
25,000	5.2320%	5/1/2006	5/1/2009	(265)
25,000	5.2320%	5/1/2006	5/1/2009	(265)
				$(1,531)

Based on our variable-rate debt balances, our interest expense would have increased by $3.4 million in the nine months ended September 30, 2008 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1.  Legal Proceedings

We are not aware of any material developments during the most recent fiscal quarter regarding the litigation described in our 2007 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.  We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   During the three months ended September 30, 2008, 40,000 of the Operating Partnership’s common units were exchanged for 40,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CORPORATE OFFICE PROPERTIES TRUST

Date: November 10, 2008	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer