Form 10-K
period 2008-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2009-02-27
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       ☐Yes  ☒ No

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐Yes   ☒ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.6 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2008. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant’s outstanding common shares of beneficial interest, $0.01 par value. At January 30, 2009, 51,790,755 of the registrant’s common shares of beneficial interest were outstanding.

Portions of the annual shareholders’ report of the registrant for the year ended December 31, 2008 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2009 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

OUR COMPANY

General. We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2008, our investments in real estate included the following:

•                  238 wholly owned operating properties in Maryland, Virginia, Colorado, Texas, Pennsylvania and New Jersey containing 18.5 million square feet that were 93.2% occupied;

•                  14 wholly owned office properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion;

•                  wholly owned land parcels totaling 1,611 acres that were predominantly located near certain of our operating properties and that we believe are potentially developable into approximately 14.0 million square feet; and

•                  partial ownership interests through joint ventures in the following:

•                  18 operating properties containing approximately 769,000 square feet that were 90.1% occupied;

•                  three properties under construction that we estimate will total 388,000 square feet upon completion and 356,000 square feet in one property that was under redevelopment; and

•                  land parcels totaling 274 acres (including 42 acres under contract in one joint venture) that were predominantly located near certain of our operating properties and potentially developable into approximately 3.0 million square feet.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). The Operating Partnership also owns 100% of a number of entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties, but also for third parties.

Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2008, we owned 86.2% of the outstanding common units and 95.8% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

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

Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission (the “SEC”). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charters for our Board of Trustees’ Audit, Nominating and Corporate Governance and Compensation Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This Internet website can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2008 Developments

During 2008, we:

•                  experienced growth in revenues from real estate operations and  property operating expenses due primarily to the addition of properties through development activities and acquisitions;

•                  finished the period with our wholly owned portfolio of properties 93.2% occupied;

•                  acquired three office properties totaling 247,000 square feet that were 100% occupied at December 31, 2008 (one located in Colorado Springs and two in San Antonio) for $40.6 million;

•                  had seven newly constructed properties totaling 528,000 square feet become fully operational (89,000 of these square feet were placed into service in 2007). We also placed into service 85,000 square feet in two partially operational properties;

•                  entered into a construction loan agreement with a group of lenders that provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions;

•                  borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points (subject to a floor of 4.25%) that matures in 2012, and may be extended by one year at our option, subject to certain conditions; and

•                  issued 3.7 million common shares at a public offering price of $39 per share, for net proceeds of $139.2 million after underwriting discount but before offering expenses.

Business and Growth Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Business Strategies

Customer Strategy: We believe that we differentiate ourselves by being a real estate company that does not view space in properties as its primary commodity. Rather, we focus our operations first and foremost on serving the needs of our customers and enabling them to be successful. This strategy includes a focus on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs. It also includes a focus on providing a level of service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. In 2008, we won the CEL & Associates, Inc. award for quality service and tenant satisfaction among nationwide office operators in the large owner category for the fifth consecutive year. We believe that operating with such a consistent emphasis on service enables us to be the landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention.

Our focus on tenants in the United States Government, defense information technology and data sectors is another key aspect of our customer strategy. A high concentration of our revenue is derived from customers in these sectors, and we believe that we are well positioned for future growth through such customers for reasons that include the following:

•                  our strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

•                  the proximity of our properties to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where such demand exists; and

•                  the depth of our collective team knowledge, experience and capabilities in developing and operating secure properties that meet the United States Government’s Force Protection requirements and data centers.

Market Strategy: As discussed above with regard to our customer strategy, we focus on owning properties where our tenants want to be, which in the case of the United States Government and defense information technology customers is mostly near government demand drivers. We also concentrate our operations in markets and submarkets with certain growth characteristics that are located where we believe we already possess, or can effectively achieve, the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development activities. The attributes we look for in selecting markets and submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) potential for growth and stability in economic down cycles; (5) future acquisition and development opportunities; and (6) minimal competition from long-term office property owners. We typically focus on owning and operating properties in large business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

Product Strategy: Our product strategy is to focus our operations mostly on properties that either: (1) serve customers in the United States Government, defense information technology and data sectors; or (2) serve our market strategy. We also pursue certain other opportunistic investments that we believe provide us with the ability to create value through favorable risk-adjusted returns.

Capital Strategy: Our capital strategy’s primary goal is to effectively support our customer, market and product strategies. It is aimed at maintaining a flexible capital structure in order to facilitate consistent growth and performance in the face of differing market conditions in the most cost-effective manner by:

•                  using equity raised through issuances of common and preferred shares of beneficial interest, issuances of common and preferred units in our Operating Partnership and joint venture structures for certain investments;

•                  using debt comprised primarily of mortgage loans and our unsecured revolving credit facility;

•                  conservatively managing our debt by monitoring, among other things: our debt levels relative to our overall capital structure; the relationship of certain measures of earnings to certain financing cost requirements (commonly referred to as coverage ratios); the relationship of our total variable-rate debt to our total debt; and the timing of our debt maturities to ensure that the maximum maturities of debt in any year do not exceed a certain percentage of our total debt; and

•                  continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Environmentally Responsible Development and Management Strategy: We are focused on developing and operating our properties in a manner that minimizes the impact to our planet. This strategy includes:

•                  constructing new “Green” buildings that are designed to use resources with a higher level of efficiency and lower impact on human health and the environment during their life cycle than conventional buildings. An example of our focus in this area is our participation in the United States Government’s Leadership in Energy and Environmental Design (“LEED”) program, which has a rigorous certification process for evaluating and rating “Green” buildings in order for such buildings to qualify for the program’s Certified, Silver, Gold and Platinum ratings. We constructed our first “Green” building in 2003;

•                  retrofitting select existing properties to also become “Green” buildings and perhaps meet the LEED certification ratings that apply to existing properties; and

•                  using “Green” operating and purchase practices and housekeeping standards in managing our properties.

We believe that our commitment to this strategy is evident in the fact that as of December 31, 2008, we had four buildings certified LEED Gold, four buildings certified LEED Silver and 31 other buildings registered for LEED Silver or Gold certification, and we had 13 professionals on staff who hold the LEED Accredited Professional designation. We also have established an internal goal to have 50% of the buildings in our portfolio be “Green” buildings by 2015. We believe that this strategy is important not just because it is it is increasingly becoming the expectation of our customers, but also because it is simply the right thing to do for our planet.

Growth Strategies

Acquisition and Property Development Strategy: We pursue acquisition and property development opportunities for properties that support our customer, market and product strategies discussed above. As a result, the focus of our acquisition and development activities generally include properties that:

•                  serve customers in the United States Government, defense information technology and data sectors or that we expect are or could be targeted for use by such customers in the future;

•                  are located near demand drivers that we believe are attractive to customers in the United States Government, defense information technology and data sectors;

•                  are located in markets or submarket that we believe meet the criteria set forth above in our market strategy; or

•                  do not align with our customer, market or product strategies but represent situations that we believe provide high opportunity for favorable risk-adjusted returns on investment.

We typically seek to make acquisitions at attractive yields and below replacement cost. We also seek to increase cash flow and enhance the underlying value through certain acquisitions by repositioning the properties and capitalizing on existing below market leases and expansion opportunities. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns.

Internal Growth Strategy: We aggressively manage our portfolio to maximize the operating performance of each property through: (1) proactive property management and leasing; (2) achieving operating efficiencies through increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit. To enhance the stability of our cash flow, we typically structure our leases with terms ranging from three to ten years. Given the terms of our leases, we monitor the timing of our lease expirations with the goal being that such timing should not be highly concentrated in any given one-year or five-year period.

Industry Segments

We operate in one primary industry: suburban office real estate. At December 31, 2008, our suburban office real estate operations had nine primary geographical segments, as set forth below:

•                  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

•                  Northern Virginia (defined as Fairfax County, Virginia);

•                  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick);

•                  St. Mary’s & King George Counties (located in Maryland and Virginia, respectively);

•                  Suburban Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford) (“Suburban Baltimore”);

•                  Colorado Springs, Colorado (“Colorado Springs”);

•                  San Antonio, Texas (“San Antonio”);

•                  Greater Philadelphia, Pennsylvania (“Greater Philadelphia”); and

•                  Central New Jersey.

As of December 31, 2008, 142 of our wholly owned properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 63 were located in neighboring Suburban Baltimore. At December 31, 2008, we also owned 17 wholly owned properties in Colorado Springs and five in San Antonio. In addition, we owned six properties in total as of December 31, 2008 in the last two locations set forth above that are considered non-core to the Company. For information relating to these geographic segments, you should refer to Note 15 to our Consolidated Financial Statements, which is included in a separate section at the end of this report beginning on page F-1.

Employees

As of December 31, 2008, we had 372 employees, none of which are parties to collective bargaining agreements. We believe that our relations with our employees are good.

Competition

The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or have more desirable locations, or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

We also compete for the purchase of commercial properties with many entities, including other publicly-traded commercial REITs. Many of our competitors for such purchases have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Form 10-K and its Exhibits, including our Consolidated Financial Statements and notes thereto for the year ended December 31, 2008, which are included in a separate section at the end of this report beginning on page F-1.

We may suffer adverse consequences as a result of recent and future economic events. Since the latter part of 2007, the United States and world economies have been in the midst of a significant recession, with most key economic indicators on the decline, including gross domestic product, consumer sales, housing starts and employment. This slowdown has had devastating effects on the capital markets, with declining stock prices and tightening credit availability. The commercial real estate industry was affected by these events in 2007 and 2008 and will likely be affected for a significant period of time. These events could adversely affect us in numerous ways discussed throughout this Annual Report on Form 10-K. The real estate industry in general has encountered increased difficulty in obtaining capital to fund growth activities, such as acquisitions and development costs, debt repayments and other capital requirements. As a result, the level of risk that we may not be able to obtain new financing for acquisitions, development activities, refinancing of existing debt or other capital requirements at reasonable terms, if at all, has increased. We believe that there may be an increased likelihood in the current economic climate of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result there is an increased likelihood of such tenants defaulting in their lease obligations to us. We also expect that our leasing activities will be adversely affected, with an increasing likelihood of our being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed space. As a result, the conditions brought about by these economic events could collectively have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We are dependent on external sources of capital for future growth. Because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders. Due to this requirement, we will not be able to significantly fund our acquisition, construction and development activities using cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. These capital sources may not be available on favorable terms or at all. Since the United States financial markets are experiencing extreme volatility, and credit markets have tightened considerably, the level of risk that we may not be able to obtain new financing for acquisitions, development activities or other capital requirements at reasonable terms, if at all, in the near future has increased. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

We use our Revolving Credit Facility to initially finance much of our investing and financing activities. We also use our Revolving Construction Facility and other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. In the event that one or more lenders under these facilities are not able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities, which would in turn adversely affect our financial condition, cash flows and ability to make expected distributions to our shareholders.

We may suffer adverse consequences as a result of our reliance on rental revenues for our income. We earn revenue from renting our properties. Our operating costs do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline and may increase even if our revenues decline.

For new tenants or upon lease expiration for existing tenants, we generally must make improvements and pay other leasing costs for which we may not receive increased rents. We also make building-related capital improvements for which tenants may not reimburse us.

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

Adverse developments concerning some of our major tenants and sector concentrations could have a negative impact on our revenue. As of December 31, 2008, our 20 largest tenants accounted for 55.0% of the total annualized rental revenue of our wholly owned properties, and our five largest of these tenants accounted for 35.5% of that total. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2008. Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2008	Percentage of Total Annualized Rental Revenue of Wholly Owned Properties	Number of Leases
	(in thousands)
United States of America	$66,782	17.3%	67
Northrop Grumman Corporation (1)	28,375	7.4%	16
Booz Allen Hamilton, Inc.	19,985	5.2%	8
Computer Sciences Corporation (1)	11,875	3.1%	4
L-3 Communications Holdings, Inc. (1)	9,730	2.5%	5

(1)          Includes affiliated organizations and agencies and predecessor companies.

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

As of December 31, 2008, the United States Government, defense information technology and data sectors accounted for 54.8% of the total annualized rental revenue of our wholly owned properties. We expect to increase our reliance on these sectors for revenue. A reduction in government spending targeting these sectors could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders. We classified the revenue from our leases into this sector grouping based solely on management’s knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into sector groupings and if we did, the resulting groupings would be materially different.

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. Under the current economic climate, we believe that there may be an increased likelihood of tenants encountering financial hardships. If one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, there could be an adverse effect on financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, D.C. region and neighboring Suburban Baltimore, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2008, our properties located in the Greater Washington, D.C. region and neighboring Suburban Baltimore accounted for a combined 86.0% of our total annualized rental revenue from wholly owned properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms. When leases expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as incur higher leasing costs, than if a tenant renews. As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. We expect that the effects of the global downturn on our real estate operations will make our leasing activities increasingly challenging in 2009, 2010 and perhaps beyond and, as a result, there could be an increasing likelihood of our being unsuccessful in renewing tenants or renewing on terms less favorable to us than the terms of the original leases. Set forth below are the percentages of total annualized rental revenue from wholly owned properties as of December 31, 2008 that are subject to scheduled lease expirations in each of the next five years:

2009	13.6%
2010	13.9%
2011	9.7%
2012	14.2%
2013	12.3%

As noted above, most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms or provide for early termination rights. All of the leasing statistics set forth above assume that the United States Government will remain in the space that it leases through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.

We may encounter a decline in the values of our real estate assets. The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property, a market or submarket or a broader economic region. Examples of such conditions include a broader economic recession, as we are experiencing today, declining demand for space and decreases in market rental rates and/or market values of real estate assets. If our real estate assets decline in value, it could result in our recognition of impairment losses, which would adversely affect our operations. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under credit facilities, which could, in turn, adversely affect our cash flows and financial condition.

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition and development goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants in properties that we own, could have an adverse effect on our financial performance and distributions to our shareholders.

We may be unable to successfully execute our plans to acquire existing commercial real estate properties. We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected. The failure of our acquisitions to perform as expected could adversely affect our financial performance and our ability to make distributions to our shareholders.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets. We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably. If this occurs, it could adversely affect our financial performance and our ability to make distributions to our shareholders.

We may be unable to execute our plans to develop and construct additional properties. Although the majority of our investments are in currently leased properties, we also develop, construct and renovate properties, including some that are not fully pre-leased. When we develop, construct and renovate properties, we assume the risk that actual costs will exceed our budgets, that we will experience delays and that projected leasing will not occur, any of which could adversely affect our financial performance and our ability to make distributions to our shareholders; the risk of projected leasing not occurring has increased as a result of the current economic conditions. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As a result, in the event we needed to reposition such data center space for another use, major renovations and expenditures could be required.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Many of our properties are pledged by us to support repayment on indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to our shareholders required to maintain our qualification as a REIT. We are also subject to the risks that:

•                  we may not be able to refinance our existing indebtedness, or may refinance on terms that are less favorable to us than the terms of our existing indebtedness;

•                  in the event of our default under the terms of our Revolving Credit Facility by us, our Operating Partnership could be restricted from making cash distributions to us, which could result in reduced distributions to our shareholders or the need for us to incur additional debt to fund these distributions; and

•                  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

Some of our debt is cross-defaulted, which means that failure to pay interest or principal on a loan above a threshold value will create a default on certain of our other loans. In addition, some of our debt which is cross-defaulted also contains cross-collateralization provisions. Any foreclosure of our properties could result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders. In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, we may be required to pay the resulting shortfall to the lender using other assets.

As of December 31, 2008, 26.0% of our debt had variable interest rates, including the effect of interest rate swaps. If short-term interest rates were to rise, our debt service payments on this debt would increase, which would lower our net income and could decrease our distributions to our shareholders. We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and, in the event we decided to unwind such agreements, could result in our recognizing a loss and remitting a payment.

We must refinance our debt in the future. As of December 31, 2008, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount (1)
	(in thousands)
2009	$103,982
2010	74,033
2011	746,081	(2)
2012	263,600
2013	137,718

(1)          Represents principal maturities only and therefore excludes premiums and discounts.

(2)          Includes maturities totaling $473.8 million that may be extended for a one-year period, subject to certain conditions.

Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings or new equity issuances. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt, which would have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We have certain distribution requirements that reduce cash available for other business purposes. As discussed above, as a REIT, we must distribute at least 90% of our annual taxable income (excluding capital gains), which limits the amount of cash we can retain for other business purposes, including amounts to fund acquisitions and development activity. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds to meet the 90% distribution requirement. We may also become subject to tax liabilities that adversely affect our operating cash flow and available cash for distribution to shareholders.

We may be unable to continue to make shareholder distributions at expected levels. We intend to make regular quarterly cash distributions to our shareholders. However, distribution levels depend on a number of factors, some of which are beyond our control.

Some of our loan agreements contain provisions that could restrict future distributions. Our ability to sustain our current distribution level will also be dependent, in part, on other matters, including:

•                  continued property occupancy and timely receipt of rent obligations;

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

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2008, we had $1.9 billion of consolidated indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

Our ability to pay dividends may be limited, and we cannot assure you that we will be able to pay dividends regularly. Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends will depend almost entirely on payments and dividends received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Additionally, the terms of some of the debt to which our Operating Partnership is a party limit its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods. Furthermore, any new shares of beneficial interest issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares of beneficial interest that may in the future be issued to finance acquisitions, upon exercise of options or otherwise, would have a similar effect.

Our ability to pay dividends on preferred shares is further limited by the requirements of Maryland law. Under applicable Maryland law, a Maryland REIT may not make a distribution if, after giving effect to the distribution, the REIT would not be able to pay its debts as the debts become due in the usual course of business, or the REIT’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on any series of preferred shares if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred shares then outstanding, if any, with preferences senior to those of any such series of preferred shares.

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable, and we may find that to be increasingly the case under the current economic conditions due to a lack of credit availability for potential buyers. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent. Due to these factors, we may be unable to sell a property at an advantageous time.

We may suffer economic harm as a result of the actions of our joint venture partners. We invest in certain entities in which we are not the exclusive investor or principal decision maker. As of December 31, 2008, we owned 18 fully operational properties and four properties under construction or redevelopment, and control land for future development, through joint ventures. We also may continue to pursue new investments in real estate through joint ventures. Aside from our inability to unilaterally control the operations of joint ventures, our investments in joint ventures entail the additional risks that (1) the other parties to these investments may not fulfill their financial obligations as investors, in which case we may need to fund such parties’ share of additional capital requirements and (2) the other parties to these investments may take actions that are inconsistent with our objectives, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may need to make additional cash outlays to protect our investment in loans we make that are subordinate to other loans. We have and may in the future make loans under which we have a secured interest in the ownership of a property that is subordinate to other loans on the property. If a default were to occur under the terms of any such loans with us or under the first mortgage loans related to the properties on such loans, we may be in a position  where, in order to protect our investment, we would need to either (1) purchase the other loan or (2) foreclose on the ownership interest in the property and repay the first mortgage loan, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may be subject to possible environmental liabilities. We are subject to various Federal, state and local environmental laws. These laws can impose liability on property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for the release of the hazardous substances. Costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons. Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability on an entity even if the facility was not owned or operated by the entity.

We may be subject to other possible liabilities that would adversely affect our financial position and cash flows. Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, and state or local laws relating to zoning, construction and other matters. These laws may require significant property modifications in the future for which we may not have budgeted and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or terrorism. The occurrence of any of these events could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may be subject to increased costs of insurance and limitations on coverage regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2009. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results.

Our ownership limits are important factors. Our Declaration of Trust limits ownership of our common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. Our Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares. We call these restrictions the “Ownership Limit.” Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit.

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

Our failure to qualify as a REIT would have adverse tax consequences. We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are specified in the REIT tax laws. We are also required to distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

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

Generally, REITs are tax-advantaged relative to C corporations because they generally are not subject to corporate-level Federal income tax on income that they distribute to shareholders. However, Congress made changes to the tax laws and regulations that could make it less advantageous for investors to invest in REITs. The Jobs and Growth Tax Relief Reconciliation Act of 2003, or the (“2003 Act”), provides that generally for taxable years beginning after December 31, 2002 and before December 31, 2008, certain dividends received by domestic individual shareholders from certain C corporations are subject to a reduced rate of tax of up to 15%. Prior to the 2003 Act, such dividends received by domestic individual shareholders were generally subject to tax at ordinary income rates, which were as high as 38.6%. In general, the provisions of the 2003 Act do not benefit individual shareholders of REITs and could make an investment in a C corporation that is not a REIT more attractive than an investment in a REIT.

The average daily trading volume of our common shares during the year ended December 31, 2008 was approximately 733,000 shares, and the average trading volume of our publicly-traded preferred shares is generally insignificant. As a result, relatively small volumes of transactions could have a pronounced effect on the market price of such shares.

We may experience significant losses and harm to our financial condition if any of financial institutions holding our cash and cash equivalents files for bankruptcy protection. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the FDIC up to $250,000 under the recently increased limit that the U.S. Congress has temporarily granted until December 31, 2009. We have not experienced any losses to date on our deposited cash. However, we may incur significant losses and harm to our financial condition in the future if any of these financial institutions files for bankruptcy protection.

Certain of our Trustees have potential conflicts of interest. Certain members of our Board of Trustees own partnership units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders. For example, if our Operating Partnership sells or refinances certain of the properties that these Trustees contributed to the Operating Partnership, the Trustees could suffer adverse tax consequences. Their personal interests could conflict with our interests if such a sale or refinancing would be advantageous to us. We have certain policies in place that are designed to minimize conflicts of interest. We cannot, however, assure you that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides certain information about our wholly owned office properties as of December 31, 2008:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
Baltimore/Washington Corridor:
2730 Hercules Road	BWI Airport	1990	240,336	100.0%	$7,555,106	$31.44
Annapolis Junction, MD
304 Sentinel Drive	BWI Airport	2005	162,498	100.0%	4,669,036	28.73
Annapolis Junction, MD
306 Sentinel Drive	BWI Airport	2006	157,896	100.0%	4,649,375	29.45
Annapolis Junction, MD
2720 Technology Drive	BWI Airport	2004	156,730	100.0%	7,196,403	45.92
Annapolis Junction, MD
2711 Technology Drive	BWI Airport	2002	152,112	100.0%	4,452,696	29.27
Annapolis Junction, MD
320 Sentinel Way	BWI Airport	2007	125,681	100.0%	3,239,679	25.78
Annapolis Junction, MD
318 Sentinel Way	BWI Airport	2005	125,681	100.0%	3,996,241	31.80
Annapolis Junction, MD
322 Sentinel Way	BWI Airport	2006	125,568	100.0%	4,234,445	33.72
Annapolis Junction, MD
140 National Business Parkway	BWI Airport	2003	119,904	100.0%	3,755,173	31.32
Annapolis Junction, MD
132 National Business Parkway	BWI Airport	2000	118,598	100.0%	3,532,712	29.79
Annapolis Junction, MD
2721 Technology Drive	BWI Airport	2000	117,447	100.0%	3,506,612	29.86
Annapolis Junction, MD
2701 Technology Drive	BWI Airport	2001	117,450	100.0%	3,472,494	29.57
Annapolis Junction, MD
1306 Concourse Drive	BWI Airport	1990	114,046	94.0%	2,707,181	25.26
Linthicum, MD
870-880 Elkridge Landing Road	BWI Airport	1981	105,151	100.0%	2,371,916	22.56
Linthicum, MD
2691 Technology Drive	BWI Airport	2005	103,683	100.0%	2,839,282	27.38
Annapolis Junction, MD
1304 Concourse Drive	BWI Airport	2002	101,753	82.8%	2,245,256	26.65
Linthicum, MD
900 Elkridge Landing Road	BWI Airport	1982	97,261	100.0%	2,479,057	25.49
Linthicum, MD
1199 Winterson Road	BWI Airport	1988	96,636	100.0%	2,468,972	25.55
Linthicum, MD
920 Elkridge Landing Road	BWI Airport	1982	96,566	100.0%	1,817,587	18.82
Linthicum, MD
134 National Business Parkway	BWI Airport	1999	93,482	100.0%	2,647,004	28.32
Annapolis Junction, MD
135 National Business Parkway	BWI Airport	1998	87,422	100.0%	2,740,371	31.35
Annapolis Junction, MD
133 National Business Parkway	BWI Airport	1997	87,253	87.5%	2,230,008	29.20
Annapolis Junction, MD
141 National Business Parkway	BWI Airport	1990	87,206	100.0%	2,601,003	29.83
Annapolis Junction, MD
1302 Concourse Drive	BWI Airport	1996	85,117	87.3%	1,870,674	25.18
Linthicum, MD
7467 Ridge Road	BWI Airport	1990	74,326	88.3%	1,639,409	24.99
Hanover, MD
7240 Parkway Drive	BWI Airport	1985	74,160	86.8%	1,364,562	21.20
Hanover, MD
881 Elkridge Landing Road	BWI Airport	1986	73,572	100.0%	1,718,097	23.35
Linthicum, MD
1099 Winterson Road	BWI Airport	1988	70,569	20.7%	369,598	25.26
Linthicum, MD
1190 Winterson Road	BWI Airport	1987	69,127	78.7%	1,547,361	28.44
Linthicum, MD
131 National Business Parkway	BWI Airport	1990	69,039	86.5%	1,738,323	29.09
Annapolis Junction, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
849 International Drive	BWI Airport	1988	68,791	84.1%	1,553,447	26.84
Linthicum, MD
911 Elkridge Landing Road	BWI Airport	1985	68,296	100.0%	1,606,322	23.52
Linthicum, MD
1201 Winterson Road	BWI Airport	1985	67,903	100.0%	1,307,133	19.25
Linthicum, MD
999 Corporate Boulevard	BWI Airport	2000	67,455	91.8%	1,844,196	29.78
Linthicum, MD
7272 Park Circle Drive	BWI Airport	1991/1996	59,436	73.6%	1,008,155	23.04
Hanover, MD
7318 Parkway Drive	BWI Airport	1984	59,204	100.0%	1,153,651	19.49
Hanover, MD
891 Elkridge Landing Road	BWI Airport	1984	58,454	91.1%	1,250,431	23.48
Linthicum, MD
7320 Parkway Drive	BWI Airport	1983	58,453	26.8%	224,947	14.38
Hanover, MD
901 Elkridge Landing Road	BWI Airport	1984	57,617	90.4%	1,233,713	23.70
Linthicum, MD
930 International Drive	BWI Airport	1986	57,409	40.5%	503,257	21.63
Linthicum, MD
800 International Drive	BWI Airport	1988	57,379	100.0%	1,163,833	20.28
Linthicum, MD
900 International Drive	BWI Airport	1986	57,140	100.0%	895,846	15.68
Linthicum, MD
921 Elkridge Landing Road	BWI Airport	1983	54,175	100.0%	1,118,009	20.64
Linthicum, MD
939 Elkridge Landing Road	BWI Airport	1983	53,218	94.9%	1,044,220	20.67
Linthicum, MD
938 Elkridge Landing Road	BWI Airport	1984	52,988	100.0%	1,215,015	22.93
Linthicum, MD
302 Sentinel Drive	BWI Airport	2007	155,731	78.9%	3,918,028	31.89
Annapolis Junction, MD
1340 Ashton Road	BWI Airport	1989	46,400	100.0%	917,488	19.77
Hanover, MD
1334 Ashton Road	BWI Airport	1989	37,565	36.7%	261,855	18.99
Hanover, MD
1331 Ashton Road	BWI Airport	1989	29,153	100.0%	531,956	18.25
Hanover, MD
5522 Research Park Drive	BWI Airport	2007	23,500	100.0%	614,231	26.14
Catonsville, MD
1350 Dorsey Road	BWI Airport	1989	19,992	52.9%	208,406	19.70
Hanover, MD
1344 Ashton Road	BWI Airport	1989	17,062	100.0%	492,421	28.86
Hanover, MD
1341 Ashton Road	BWI Airport	1989	15,841	100.0%	333,462	21.05
Hanover, MD
1343 Ashton Road	BWI Airport	1989	9,962	0.0%	—	—
Hanover, MD
1362 Mellon Road	BWI Airport	2006	43,295	0.0%	—	—
Hanover, MD
114 National Business Parkway	BWI Airport	2002	9,908	100.0%	216,814	21.88
Annapolis Junction, MD
314 Sentinel Way	BWI Airport	2008	4,462	100.0%	128,223	28.74
Annapolis Junction, MD
1348 Ashton Road	BWI Airport	1988	3,108	100.0%	86,040	27.68
Hanover, MD
7125 Columbia Gateway Drive	Howard County	1973/1999	612,109	97.4%	9,059,933	15.20
Columbia, MD	Perimeter
Old Annapolis Road	Howard County	1974/1985	171,436	100.0%	6,495,384	37.89
Columbia, MD	Perimeter
7200 Riverwood Drive	Howard County	1986	160,000	100.0%	4,240,000	26.50
Columbia, MD	Perimeter
7000 Columbia Gateway Drive	Howard County	1999	145,806	100.0%	1,585,527	10.87
Columbia, MD	Perimeter
6731 Columbia Gateway Drive	Howard County	2002	123,911	84.8%	2,888,713	27.49
Columbia, MD	Perimeter
6711 Columbia Gateway Drive	Howard County	2006-2007	123,599	91.2%	3,122,330	27.69
Columbia, MD	Perimeter
6940 Columbia Gateway Drive	Howard County	1999	109,003	98.2%	2,827,403	26.41
Columbia, MD	Perimeter
6950 Columbia Gateway Drive	Howard County	1998	107,778	100.0%	2,557,606	23.73
Columbia, MD	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
8621 Robert Fulton Drive	Howard County	2005-2006	86,033	100.0%	1,712,479	19.90
Columbia, MD	Perimeter
7067 Columbia Gateway Drive	Howard County	2001	86,055	76.5%	1,462,628	22.23
Columbia, MD	Perimeter
6750 Alexander Bell Drive	Howard County	2001	79,135	63.9%	1,364,728	26.98
Columbia, MD	Perimeter
6700 Alexander Bell Drive	Howard County	1988	74,852	97.4%	1,752,890	24.05
Columbia, MD	Perimeter
6740 Alexander Bell Drive	Howard County	1992	63,480	100.0%	1,631,119	25.70
Columbia, MD	Perimeter
7160 Riverwood Drive	Howard County	2000	62,084	93.6%	1,256,029	21.61
Columbia, MD	Perimeter
7015 Albert Einstein Drive	Howard County	1999	61,203	100.0%	905,296	14.79
Columbia, MD	Perimeter
8671 Robert Fulton Drive	Howard County	2002	56,350	100.0%	1,093,869	19.41
Columbia, MD	Perimeter
6716 Alexander Bell Drive	Howard County	1990	52,005	94.8%	989,936	20.08
Columbia, MD	Perimeter
8661 Robert Fulton Drive	Howard County	2002	49,307	100.0%	890,112	18.05
Columbia, MD	Perimeter
9020 Mendenhall Court	Howard County	1982/2005	49,217	88.6%	613,093	14.06
Columbia, MD	Perimeter
7130 Columbia Gateway Drive	Howard County	1989	46,460	100.0%	878,269	18.90
Columbia, MD	Perimeter
7142 Columbia Gateway Drive	Howard County	1994	47,668	100.0%	683,284	14.33
Columbia, MD	Perimeter
9140 Guilford Road	Howard County	1983	41,511	79.1%	569,041	17.34
Columbia, MD	Perimeter
7150 Riverwood Drive	Howard County	2000	41,382	100.0%	772,204	18.66
Columbia, MD	Perimeter
9720 Patuxent Woods Drive	Howard County	1986/2001	40,004	84.8%	567,152	16.71
Columbia, MD	Perimeter
6708 Alexander Bell Drive	Howard County	1988	39,203	100.0%	856,764	21.85
Columbia, MD	Perimeter
7065 Columbia Gateway Drive	Howard County	2000	38,560	100.0%	766,653	19.88
Columbia, MD	Perimeter
9740 Patuxent Woods Drive	Howard County	1986/2001	38,292	100.0%	455,410	11.89
Columbia, MD	Perimeter
7138 Columbia Gateway Drive	Howard County	1990	38,225	100.0%	844,286	22.09
Columbia, MD	Perimeter
9160 Guilford Road	Howard County	1984	37,034	100.0%	764,721	20.65
Columbia, MD	Perimeter
7063 Columbia Gateway Drive	Howard County	2000	36,813	100.0%	855,600	23.24
Columbia, MD	Perimeter
6760 Alexander Bell Drive	Howard County	1991	36,440	100.0%	889,099	24.40
Columbia, MD	Perimeter
7150 Columbia Gateway Drive	Howard County	1991	35,812	100.0%	654,244	18.27
Columbia, MD	Perimeter
9700 Patuxent Woods Drive	Howard County	1986/2001	31,261	91.5%	648,084	22.67
Columbia, MD	Perimeter
9730 Patuxent Woods Drive	Howard County	1986/2001	31,012	100.0%	523,757	16.89
Columbia, MD	Perimeter
7061 Columbia Gateway Drive	Howard County	2000	29,910	100.0%	669,328	22.38
Columbia, MD	Perimeter
7170 Riverwood Drive	Howard County	2000	29,162	87.9%	548,115	21.39
Columbia, MD	Perimeter
6724 Alexander Bell Drive	Howard County	2001	28,420	100.0%	729,247	25.66
Columbia, MD	Perimeter
7134 Columbia Gateway Drive	Howard County	1990	21,991	100.0%	411,946	18.73
Columbia, MD	Perimeter
9150 Guilford Drive	Howard County	1984	18,592	100.0%	368,442	19.82
Columbia, MD	Perimeter
10280 Old Columbia Road	Howard County	1988/2001	16,796	100.0%	277,547	16.52
Columbia, MD	Perimeter
10270 Old Columbia Road	Howard County	1988/2001	16,686	100.0%	291,991	17.50
Columbia, MD	Perimeter
9710 Patuxent Woods Drive	Howard County	1986/2001	15,229	100.0%	351,428	23.08
Columbia, MD	Perimeter
9130 Guilford Drive	Howard County	1984	13,700	100.0%	256,086	18.69
Columbia, MD	Perimeter
10290 Old Columbia Road	Howard County	1988/2001	10,890	77.3%	165,478	19.66
Columbia, MD	Perimeter
6741 Columbia Gateway Drive	Howard County	2008	4,592	100.0%	154,521	33.65
Columbia, MD	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
2500 Riva Road	Annapolis	2000	155,000	100.0%	2,131,596	13.75
Annapolis, MD
Subtotal/Average			7,834,175	93.4%	$180,020,100	$24.61

Suburban Maryland:
11800 Tech Road	North Silver Spring	1969/1989	228,179	100.0%	$4,190,385	$18.36
Silver Spring, MD
400 Professional Drive	Gaithersburg	2000	129,355	98.4%	3,846,747	30.21
Gaithersburg, MD
110 Thomas Johnson Drive	Frederick	1987/1999	117,803	88.4%	2,564,786	24.64
Frederick, MD
45 West Gude Drive	Rockville	1987	108,588	100.0%	2,162,688	19.92
Rockville, MD
15 West Gude Drive	Rockville	1986	106,694	100.0%	2,625,242	24.61
Rockville, MD
Subtotal/Average			690,619	97.7%	$15,389,848	$22.80

Suburban Baltimore:
11311 McCormick Road	Hunt Valley/Rte 83	1984/1994	215,364	78.1%	$3,585,555	$21.31
Hunt Valley, MD	Corridor
10150 York Road	Hunt Valley/Rte 83	1985	178,286	100.0%	3,601,892	20.20
Hunt Valley, MD	Corridor
9690 Deereco Road	Hunt Valley/Rte 83	1988	134,167	100.0%	3,582,088	26.70
Timonium, MD	Corridor
200 International Circle	Hunt Valley/Rte 83	1987	127,196	72.6%	2,066,306	22.36
Hunt Valley, MD	Corridor
375 W. Padonia Road	Hunt Valley/Rte 83	1986	110,378	91.4%	1,679,319	16.64
Timonium, MD	Corridor
226 Schilling Circle	Hunt Valley/Rte 83	1980	98,640	100.0%	2,296,627	23.28
Hunt Valley, MD	Corridor
201 International Circle	Hunt Valley/Rte 83	1982	78,461	86.1%	1,507,901	22.33
Hunt Valley, MD	Corridor
11011 McCormick Road	Hunt Valley/Rte 83	1974	58,412	52.7%	—	—
Hunt Valley, MD	Corridor
216 Schilling Circle	Hunt Valley/Rte 83	1988/2001	36,003	80.7%	619,666	21.33
Hunt Valley, MD	Corridor
222 Schilling Circle	Hunt Valley/Rte 83	1978/1997	28,805	64.8%	380,783	20.41
Hunt Valley, MD	Corridor
224 Schilling Circle	Hunt Valley/Rte 83	1978/1997	27,372	84.0%	416,688	18.13
Hunt Valley, MD	Corridor
11101 McCormick Road	Hunt Valley/Rte 83	1976	24,232	88.4%	396,323	18.50
Hunt Valley, MD	Corridor
7210 Ambassador Road	Baltimore County	1972	83,435	100.0%	934,034	11.19
Woodlawn, MD	Westside
7152 Windsor Boulevard	Baltimore County	1986	57,855	100.0%	915,717	15.83
Woodlawn, MD	Westside
21 Governor’s Court	Baltimore County	1981/1995	56,714	47.1%	472,775	17.70
Woodlawn, MD	Westside
7125 Ambassador Road	Baltimore County	1985	50,604	84.9%	851,437	19.81
Woodlawn, MD	Westside
7104 Ambassador Road	Baltimore County	1988	30,257	100.0%	543,645	17.97
Woodlawn, MD	Westside
17 Governor’s Court	Baltimore County	1981	14,619	100.0%	261,296	17.87
Woodlawn, MD	Westside
15 Governor’s Court	Baltimore County	1981	14,568	100.0%	240,371	16.50
Woodlawn, MD	Westside
7127 Ambassador Road	Baltimore County	1985	11,630	62.2%	130,230	18.00
Woodlawn, MD	Westside
7129 Ambassador Road	Baltimore County	1985	11,075	100.0%	176,812	15.96
Woodlawn, MD	Westside
7108 Ambassador Road	Baltimore County	1988	9,018	47.1%	75,398	17.77
Woodlawn, MD	Westside
7102 Ambassador Road	Baltimore County	1988	8,879	100.0%	178,858	20.14
Woodlawn, MD	Westside
7106 Ambassador Road	Baltimore County	1988	8,858	52.6%	89,101	19.11
Woodlawn, MD	Westside
7131 Ambassador Road	Baltimore County	1985	7,453	100.0%	132,104	17.72
Woodlawn, MD	Westside
502 Washington Avenue	Towson	1984	91,343	67.3%	1,335,632	21.72
Towson, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
102 West Pennsylvania Avenue	Towson	1968/2001	49,091	91.6%	902,337	20.06
Towson, MD
100 West Pennsylvania Avenue	Towson	1952/1989	18,715	66.9%	220,931	17.66
Towson, MD
109-111 Allegheny Avenue	Towson	1971	18,431	100.0%	283,557	15.38
Towson, MD
10001 Franklin Square Drive	White Marsh	1997	216,915	64.7%	1,232,091	8.78
White Marsh, MD
8140 Corporate Drive	White Marsh	2003	76,116	98.6%	1,900,976	25.32
White Marsh, MD
8110 Corporate Drive	White Marsh	2001	75,687	100.0%	1,662,633	21.97
White Marsh, MD
8031 Corporate Drive	White Marsh	1988/2004	66,000	100.0%	1,138,584	17.25
White Marsh, MD
7941-7949 Corporate Drive	White Marsh	1996	57,600	100.0%	737,100	12.80
White Marsh, MD
9910 Franklin Square Drive	White Marsh	2005	56,271	100.0%	1,191,732	21.18
White Marsh, MD
8020 Corporate Drive	White Marsh	1997	51,600	100.0%	—	—
White Marsh, MD
8094 Sandpiper Circle	White Marsh	1998	50,812	100.0%	1,081,901	21.29
White Marsh, MD
4979 Mercantile Road	White Marsh	1985	50,498	100.0%	791,996	15.68
White Marsh, MD
4940 Campbell Boulevard	White Marsh	1990	49,888	85.3%	950,085	22.32
White Marsh, MD
8098 Sandpiper Circle	White Marsh	1998	47,680	100.0%	813,696	17.07
White Marsh, MD
4969 Mercantile Road	White Marsh	1983	47,574	100.0%	830,061	17.45
White Marsh, MD
8114 Sandpiper Circle	White Marsh	1986	45,008	83.4%	961,924	25.63
White Marsh, MD
5020 Campbell Boulevard	White Marsh	1986-1988	44,362	65.4%	425,535	14.68
White Marsh, MD
9920 Franklin Square Drive	White Marsh	2006	43,574	85.6%	367,952	9.86
White Marsh, MD
8007 Corporate Drive	White Marsh	1995	43,068	85.3%	719,629	19.60
White Marsh, MD
9930 Franklin Square Drive	White Marsh	2001	39,750	100.0%	868,613	21.85
White Marsh, MD
8010 Corporate Drive	White Marsh	1998	39,351	19.2%	150,560	19.93
White Marsh, MD
8615 Ridgely’s Choice Drive	White Marsh	2005	37,840	62.6%	487,093	20.57
White Marsh, MD
5325 Nottingham Ridge Road	White Marsh	2002	36,626	76.9%	619,599	21.99
White Marsh, MD
8013 Corporate Drive	White Marsh	1990	30,003	27.6%	136,195	16.44
White Marsh, MD
9900 Franklin Square Drive	White Marsh	1999	33,912	88.8%	570,887	18.96
White Marsh, MD
5024 Campbell Boulevard	White Marsh	1986-1988	33,858	93.8%	508,419	16.01
White Marsh, MD
9940 Franklin Square Drive	White Marsh	2000	32,293	65.2%	414,064	19.68
White Marsh, MD
5026 Campbell Boulevard	White Marsh	1986-1988	30,868	73.6%	465,027	20.46
White Marsh, MD
7939 Honeygo Boulevard	White Marsh	1984	28,066	90.3%	559,548	22.09
White Marsh, MD
8133 Perry Hall Boulevard	White Marsh	1988	27,860	89.1%	494,647	19.93
White Marsh, MD
5022 Campbell Boulevard	White Marsh	1986-1988	27,358	81.7%	392,698	17.57
White Marsh, MD
8019 Corporate Drive	White Marsh	1990	33,274	76.5%	496,425	19.50
White Marsh, MD
8029 Corporate Drive	White Marsh	1988/2004	25,000	100.0%	434,073	17.36
White Marsh, MD
7923 Honeygo Boulevard	White Marsh	1985	24,054	100.0%	478,017	19.87
White Marsh, MD
8003 Corporate Drive	White Marsh	1999	18,327	100.0%	378,784	20.67
White Marsh, MD
8015 Corporate Drive	White Marsh	1990	16,610	79.5%	268,897	20.36
White Marsh, MD
8023 Corporate Drive	White Marsh	1990	9,486	100.0%	143,134	15.09
White Marsh, MD
Subtotal/Average			3,207,050	83.1%	$50,549,958	$18.96

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
Greater Philadelphia:
753 Jolly Road	Blue Bell	1960/92-94	419,472	100.0%	$4,277,607	$10.20
Blue Bell, PA
785 Jolly Road	Blue Bell	1970/1996	219,065	100.0%	2,564,958	11.71
Blue Bell, PA
760 Jolly Road	Blue Bell	1974/1994	208,854	100.0%	3,129,480	14.98
Blue Bell, PA
751 Jolly Road	Blue Bell	1966/1991	112,958	100.0%	1,151,900	10.20
Blue Bell, PA
Subtotal/Average			960,349	100.0%	$11,123,945	$11.58

Central New Jersey:
431 Ridge Road	Exit 8A - Cranbury	1958/1998	171,200	100.0%	$2,026,924	$11.84
Dayton, NJ
437 Ridge Road	Exit 8A - Cranbury	1962/1996	30,000	100.0%	313,524	10.45
Dayton, NJ
Subtotal/Average			201,200	100.0%	$2,340,448	$11.63

Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	470,406	100.0%	$11,580,327	$24.62
Chantilly, VA
15010 Conference Center Drive	Dulles South	2006	223,610	100.0%	6,308,761	28.21
Chantilly, VA
15059 Conference Center Drive	Dulles South	2000	145,224	100.0%	4,509,273	31.05
Chantilly, VA
15049 Conference Center Drive	Dulles South	1997	145,053	100.0%	4,393,414	30.29
Chantilly, VA
14900 Conference Center Drive	Dulles South	1999	127,857	100.0%	3,550,318	27.78
Chantilly, VA
14280 Park Meadow Drive	Dulles South	1999	114,126	100.0%	3,234,048	28.34
Chantilly, VA
4851 Stonecroft Boulevard	Dulles South	2004	88,094	100.0%	2,562,239	29.09
Chantilly, VA
14850 Conference Center Drive	Dulles South	2000	69,711	100.0%	2,223,894	31.90
Chantilly, VA
14840 Conference Center Drive	Dulles South	2000	69,710	100.0%	2,047,400	29.37
Chantilly, VA
13200 Woodland Park Drive	Herndon	2002	404,665	100.0%	11,629,320	28.74
Herndon, VA
2900 Towerview Road	Herndon	1982	137,037	57.0%	975,605	12.48
Herndon, VA
13454 Sunrise Valley Road	Herndon	1998	112,633	100.0%	2,903,183	25.78
Herndon, VA
13450 Sunrise Valley Road	Herndon	1998	53,728	98.6%	1,345,768	25.40
Herndon, VA
1751 Pinnacle Drive	Tysons Corner	1989/1995	260,469	96.5%	8,463,224	33.68
McLean, VA
1753 Pinnacle Drive	Tysons Corner	1976/2004	186,707	100.0%	6,614,772	35.43
McLean, VA
Subtotal/Average			2,609,030	97.4%	$72,341,546	$28.48

St. Mary’s & King George Counties:
22309 Exploration Drive	St. Mary’s County	1984/1997	98,860	100.0%	$1,434,851	$14.51
Lexington Park, MD
46579 Expedition Drive	St. Mary’s County	2002	61,156	100.0%	1,319,028	21.57
Lexington Park, MD
22289 Exploration Drive	St. Mary’s County	2000	61,059	88.9%	1,084,163	19.98
Lexington Park, MD
46591 Expedition Drive	St. Mary’s County	2005-2006	59,483	89.1%	1,028,934	19.42
Lexington Park, MD
44425 Pecan Court	St. Mary’s County	1997	59,055	83.4%	948,597	19.27
California, MD
22299 Exploration Drive	St. Mary’s County	1998	58,231	93.9%	1,244,919	22.77
Lexington Park, MD
44408 Pecan Court	St. Mary’s County	1986	50,532	100.0%	603,140	11.94
California, MD
23535 Cottonwood Parkway	St. Mary’s County	1984	46,656	100.0%	543,170	11.64
California, MD
22300 Exploration Drive	St. Mary’s County	1997	44,830	100.0%	711,843	15.88
Lexington Park, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
44417 Pecan Court	St. Mary’s County	1989	29,053	100.0%	287,276	9.89
California, MD
44414 Pecan Court	St. Mary’s County	1986	25,444	100.0%	250,864	9.86
California, MD
44420 Pecan Court	St. Mary’s County	1989	25,200	100.0%	183,268	7.27
California, MD
16480 Commerce Drive	King George County	2000	70,728	100.0%	1,283,525	18.15
Dahlgren, VA
16541 Commerce Drive	King George County	1996	36,053	89.4%	584,538	18.14
King George, VA
16539 Commerce Drive	King George County	1990	32,076	70.9%	326,808	14.36
King George, VA
16442 Commerce Drive	King George County	2002	25,518	100.0%	518,467	20.32
Dahlgren, VA
16501 Commerce Drive	King George County	2002	22,833	100.0%	462,684	20.26
Dahlgren, VA
16543 Commerce Drive	King George County	2002	17,370	100.0%	401,848	23.13
Dahlgren, VA
Subtotal/Average			824,137	95.2%	$13,217,923	$16.85

San Antonio:
7700 Potranco Road	San Antonio	1982/1985	508,412	100.0%	$8,042,300	$15.82
San Antonio, TX
7700 Potranco Road	San Antonio	2007	8,674	100.0%	283,215	32.65
San Antonio, TX
1560 Cable Ranch Road	San Antonio	2008	122,975	100.0%	1,529,222	12.44
San Antonio, TX
Subtotal/Average			640,061	100.0%	$9,854,737	$15.40

Colorado Springs:
3535 Northrop Grumman Point	Colorado Springs	2008	124,305	100.0%	$2,248,377	$18.09
Colorado Springs, CO	East
655 Space Center Drive	Colorado Springs	2008	103,970	100.0%	2,009,106	19.32
Colorado Springs, CO	East
985 Space Center Drive	Colorado Springs	1989	102,821	82.1%	2,100,460	24.87
Colorado Springs, CO	East
1670 North Newport Road	Colorado Springs	1986-1987	67,500	100.0%	1,423,380	21.09
Colorado Springs, CO	East
1055 North Newport Road	Colorado Springs	2007-2008	59,763	100.0%	1,261,801	21.11
Colorado Springs, CO	East
745 Space Center Drive	Colorado Springs	2006	51,500	100.0%	1,386,239	26.92
Colorado Springs, CO	East
1915 Aerotech Drive	Colorado Springs	1985	37,946	85.8%	643,405	19.75
Colorado Springs, CO	East
1925 Aerotech Drive	Colorado Springs	1985	37,946	100.0%	752,101	19.82
Colorado Springs, CO	East
980 Technology Court	Colorado Springs	1995	33,190	100.0%	643,899	19.40
Colorado Springs, CO	East
525 Babcock Road	Colorado Springs	1967	14,000	100.0%	140,664	10.05
Colorado Springs, CO	East
9950 Federal Drive	I-25 North Corridor	2001	66,222	83.6%	894,724	16.17
Colorado Springs, CO
9960 Federal Drive	I-25 North Corridor	2001	46,948	78.3%	861,314	23.42
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	1983/2007	74,749	100.0%	1,192,772	15.96
Colorado Springs, CO
9925 Federal Drive	I-25 North Corridor	2008	43,721	100.0%	731,058	16.72
Colorado Springs, CO
5775 Mark Dabling Boulevard	Colorado Springs	1984	109,678	100.0%	1,887,816	17.21
Colorado Springs, CO	Northwest
5725 Mark Dabling Boulevard	Colorado Springs	1984	108,976	100.0%	2,069,490	18.99
Colorado Springs, CO	Northwest
5755 Mark Dabling Boulevard	Colorado Springs	1989	105,997	77.9%	1,733,309	21.00
Colorado Springs, CO	Northwest
Subtotal/Average			1,189,232	94.3%	$21,979,915	$19.61

Other:
11751 Meadowville Lane	Richmond Southwest	2007	193,000	100.0%	$5,221,176	$27.05
Chester, VA
201 Technology Park Drive	Southwest Virginia	2007	102,842	100.0%	3,220,937	31.32
Lebanon, VA
14303 Lake Royer Drive	Fort Ritchie	1990/2007	6,370	100.0%	105,843	16.62
Cascade, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
304 Castle Drive	Fort Ritchie	1993/2008	3,014	100.0%	—	—
Cascade, MD
14316 Lake Royer Drive	Fort Ritchie	1953	864	100.0%	4,104	4.75
Cascade, MD
Subtotal/Average			306,090	100.0%	$8,552,060	$27.94

Total/Average			18,461,943	93.2%	$385,370,480	$22.40

(1)	This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2008.
(2)

Annualized rental revenue is the monthly contractual base rent as of December 31, 2008 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)	Annualized rental revenue per occupied square foot is the property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2008.

The following table provides certain information about our wholly owned properties that are under construction or development as of December 31, 2008:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/ Committed
Under Construction

Baltimore/Washington Corridor:
6721 Columbia Gateway Drive	Howard Co. Perimeter	131,451	100.00%
Columbia, MD
300 Sentinel Drive (300 NBP)	BWI Airport	185,719	39.00%
Annapolis Junction, MD
5520 Research Park Drive (UMBC)	BWI Airport	105,964	26.00%
Baltimore, MD

Subtotal/Average		423,134

Colorado Springs:
10807 New Allegiance Drive (Epic One)	I-25 North Corridor	145,723	23.00%
Colorado Springs, CO
565 Space Center Drive (Patriot Park 7)	Colorado Springs East	89,773	0.00%
Colorado Springs, CO
9945 Federal Drive (Hybrid I)	I-25 North Corridor	73,940	0.00%
Colorado Springs, CO
9925 Federal Drive (Hybrid II)	I-25 North Corridor	53,745	91.00%
Colorado Springs, CO

Subtotal/Average		363,181

Total Under Construction		786,315

Under Development

Baltimore/Washington Corridor:
Riverwood I & II	Howard Co. Perimeter	70,000	N/A
Columbia, MD
324 Sentinel Drive (324 NBP)	BWI Airport	121,250	N/A
Annapolis Junction, MD
308 Sentinel Way (308 NBP)	BWI Airport	161,200	N/A
Annapolis Junction, MD

Subtotal/Average		352,450	N/A

Suburban Baltimore:
Northgate Business Park (Lot A)	Harford County	82,131	N/A
Aberdeen, MD
Northgate Business Park (Lot C)	Harford County	82,405	N/A
Aberdeen, MD

Subtotal/Average		164,536	N/A

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/ Committed
San Antonio:
8000 Potranco Road	San Antonio Northwest	125,000	N/A
San Antonio, TX
8030 Potranco Road	San Antonio Northwest	125,000	N/A
San Antonio, TX

Subtotal/Average		250,000	N/A

Total Under Development		766,986	N/A

The following table provides certain information about our wholly owned developable land holdings not under construction or development as of December 31, 2008:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
National Business Park (Phase II)	BWI Airport	26	565,000
Annapolis Junction, MD
National Business Park (Phase III)	BWI Airport	194	1,475,000
Annapolis Junction, MD
1243 Winterson Road (AS 22)	BWI Airport	2	30,000
Linthicum, MD
940 Elkridge Landing Road (AS 7)	BWI Airport	3	53,941
Linthicum, MD
1460 Dorsey Road	BWI Airport	6	60,000
Hanover, MD
Columbia Gateway Parcel T-11	Howard Co. Perimeter	14	220,000
Columbia, MD
7125 Columbia Gateway Drive	Howard Co. Perimeter	5	120,000
Columbia, MD
Subtotal		250	2,523,941

Northern Virginia:
Westfields Corporate Center	Dulles South	23	400,460
Chantilly, VA
Westfields – Park Center	Dulles South	33	674,163
Chantilly, VA
Woodland Park	Herndon	5	225,000
Herndon, VA
Subtotal		61	1,299,623

Suburban Maryland:
110 Thomas Johnson Drive	Frederick	6	170,000
Frederick, MD
Route 15 / Biggs Ford Road	Frederick	107	1,000,000
Frederick, MD
Rockville Corporate Center	Rockville	10	220,000
Rockville, MD
Subtotal		123	1,390,000

Suburban Baltimore:
White Marsh	White Marsh	152	1,692,000
White Marsh, MD
37 Allegheny Avenue (1)	Towson	0	40,000
Towson, MD
Northgate Business Park	Harford County	45	600,464
Aberdeen, MD
Subtotal		197	2,332,464

St. Mary’s & King George Counties:
Dahlgren Technology Center	King George County	39	122,000
Dahlgren, MD
Expedition Park	St. Mary’s County	6	60,000
Lexington Park, MD
Subtotal		45	182,000

Land Location	Submarket	Acres	Estimated Developable Square Feet
Colorado Springs:
InterQuest	I-25 North Corridor	113	1,626,592
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	4	30,000
Colorado Springs, CO
Patriot Park	Colorado Springs East	71	756,257
Colorado Springs, CO
Aerotech Commerce	Colorado Springs East	6	90,000
Colorado Springs, CO
Subtotal		194	2,502,849

San Antonio:
San Antonio	San Antonio Northwest	9	125,000
San Antonio, TX
San Antonio	San Antonio Northwest	31	375,000
San Antonio, TX
Santikos	San Antonio Northwest	31	500,000
San Antonio, TX
Westpointe Business Center	San Antonio Northwest	15	250,000
San Antonio, TX
Subtotal		86	1,250,000

Greater Philadelphia:
Unisys Campus	Blue Bell	45	600,000
Blue Bell, PA

Northern/Central New Jersey:
Princeton Technology Center	Exit 8A - Cranbury	19	250,000
Cranbury, NJ

Other:
Fort Ritchie (2)	Fort Ritchie	591	1,700,000
Cascade, MD

Total Land		1,611	14,030,877

(1)          This property contains 0.3 of an acre.

(2)          The Fort Ritchie acquisition includes 284,000 square feet of existing office space targeted for future development (of which 10,248 square feet were leased as of December 31, 2008) and 110 existing usable residential units.

The following table provides certain information about our joint venture office properties as of December 31, 2008:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2) (3)
Suburban Maryland:
4230 Forbes Boulevard	Lanham	2003	55,866	90.9%	$843,964	$16.62
Prince Georges, MD
5825 University Research Drive	College Park	2008	41,500	100.0%	1,162,000	28.00
College Park

Subtotal/Average			97,366	94.8%	$2,005,964	$21.73

Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	79,456	100.0%	$1,466,758	$18.46
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	88.5%	855,308	13.92
Harrisburg, PA
6340 Flank Drive	East Shore	1988	68,200	100.0%	785,559	11.52
Harrisburg, PA
2601 Market Place	East Shore	1989	65,411	89.2%	1,130,047	19.36
Harrisburg, PA
6400 Flank Drive	East Shore	1992	52,439	75.5%	521,245	13.17
Harrisburg, PA
6360 Flank Drive	East Shore	1988	46,500	78.5%	479,850	13.15
Harrisburg, PA
6385 Flank Drive	East Shore	1995	32,921	27.8%	119,345	13.03
Harrisburg, PA
6380 Flank Drive	East Shore	1991	32,668	80.6%	394,126	14.97
Harrisburg, PA
6405 Flank Drive	East Shore	1991	32,000	100.0%	418,438	13.08
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	398,421	18.13
Harrisburg, PA
75 Shannon Road	East Shore	1999	20,887	100.0%	434,250	20.79
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	100.0%	392,216	19.83
Harrisburg, PA
85 Shannon Road	East Shore	1999	12,863	100.0%	233,204	18.13
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	100.0%	890,757	15.75
Mechanicsburg, PA
5070 Ritter Road - Building A	West Shore	1989	32,309	89.6%	421,718	14.56
Mechanicsburg, PA
5070 Ritter Road - Building B	West Shore	1989	28,347	100.0%	412,849	14.56
Mechanicsburg, PA

Subtotal/Average			671,759	89.4%	$9,354,091	$15.58

Total/Average			769,125	90.1%	$11,360,055	$16.40

(1)          This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2008.

(2)          Annualized rental revenue is the monthly contractual base rent as of December 31, 2008 multiplied by 12 plus the estimated annualized expense reimbursements under existing leases.

(3)          Annualized rental revenue per occupied square foot is the property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2008.

The following table provides certain information about our office properties owned through joint ventures that were under construction or redevelopment as of December 31, 2008:

		Estimated Rentable	Percentage
		Square Feet Upon	Leased/
Property and Location	Submarket	Completion	Committed
Under Construction

Baltimore/Washington Corridor:
5850 University Research Court	College Park	123,464	100.00%
College Park, MD
7740 Milestone Parkway	BWI Airport	148,130	6.00%
Hanover, MD
5825 University Research Court	College Park	116,083	53.00%
College Park, MD
Total Under Construction		387,677

Under Redevelopment

Baltimore/Washington Corridor:
7468 Candlewood Road	BWI Airport	356,000	0.00%
Hanover, MD
Total Under Redevelopment		356,000

The following table provides certain information about our developable land holdings owned through joint ventures that were not under construction or development as of December 31, 2008:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
Arundel Preserve	BWI Airport	56	1,651,870
Hanover, MD
M Square Research Park	College Park	49	510,453
College Park, MD

Other:
Indian Head	Charles County	169	827,250
Charles County, MD

Total Land		274	2,989,573

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place for our wholly owned properties as of December 31, 2008, assuming that none of the tenants exercise renewal options:

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental of Expiring Leases(2)	Percentage of Total Annualized Rental Revenue Expiring(2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
			(in thousands)
2009	205	2,722,038	15.8%	$52,339	13.6%	$19.23
2010	170	2,475,533	14.4%	53,702	13.9%	21.69
2011	158	1,764,045	10.3%	37,275	9.7%	21.13
2012	121	2,551,476	14.8%	54,716	14.2%	21.44
2013	108	1,879,805	10.9%	47,359	12.3%	25.19
2014	42	817,954	4.8%	23,381	6.0%	28.58
2015	40	1,485,303	8.6%	37,190	9.7%	25.04
2016	26	573,639	3.3%	15,539	4.0%	27.09
2017	29	773,657	4.5%	19,675	5.1%	25.43
2018	24	818,135	4.8%	18,791	4.9%	22.97
2019	8	117,707	0.7%	1,525	0.4%	12.95
2020	2	208,854	1.2%	3,129	0.8%	14.98
2021	1	104,695	0.6%	2,571	0.6%	24.56
2022	2	295,842	1.7%	8,443	2.2%	28.54
2023	1	44,616	0.3%	600	0.2%	13.44
2024	—	—	0.0%	—	0.0%	0.00
2025	3	517,086	3.0%	8,326	2.2%	16.10
Other (3)	21	57,443	0.3%	810	0.2%	14.10
Total/Weighted Average	961	17,207,828	100.0%	$385,371	100.0%	$22.40

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

(2)          Annualized rental revenue is the monthly contractual base rent as of December 31, 2008 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.”  The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range		Dividends
2007	Low	High	Per Share
First Quarter	$44.85	$56.45	$0.3100
Second Quarter	$40.47	$48.81	$0.3100
Third Quarter	$35.21	$44.63	$0.3400
Fourth Quarter	$30.81	$45.39	$0.3400

	Price Range		Dividends
2008	Low	High	Per Share
First Quarter	$25.43	$36.16	$0.3400
Second Quarter	$33.65	$40.00	$0.3400
Third Quarter	$32.00	$43.50	$0.3725
Fourth Quarter	$20.39	$39.84	$0.3725

The number of holders of record of our common shares was 619 as of December 31, 2008. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

We will pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (i) the income and cash flow generated from our operations; (ii) cash generated or used by our financing and investing activities; and (iii) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement and our financing arrangements, as well as limitations imposed by state law and the agreements governing any future indebtedness.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2008, 203,675 of the Operating Partnership’s common units were exchanged for 203,675 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2003 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Corporate Office Properties Trust	100.00	145.16	181.97	265.27	171.13	174.16
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NAREIT All Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65

Item 6. Selected Financial Data

The following table sets forth summary financial data as of and for each of the years ended December 31, 2004 through 2008. The table illustrates the significant growth our Company experienced over the periods reported. Most of this growth, particularly pertaining to revenues, operating income and total assets, was attributable to our addition of properties through acquisition and development activities. We financed most of the acquisition and development activities by incurring debt and issuing preferred and common equity, as indicated by the growth in our interest expense, preferred share dividends and weighted average common shares outstanding. The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio. Since this information is only a summary, you should refer to our Consolidated Financial Statements and notes thereto and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries

(in thousands, except per share data and number of properties)

	2008	2007	2006	2005	2004
Revenues
Revenues from real estate operations (1)	$399,633	$365,914	$291,444	$235,956	$198,672
Construction contract and other service operations revenues	188,385	41,225	60,084	79,234	28,903
Total revenues	588,018	407,139	351,528	315,190	227,575
Expenses
Property operating expenses (1)	141,139	123,258	93,088	70,202	57,745
Depreciation and other amortization associated with real estate operations (1)	102,720	104,700	76,344	60,342	48,623
Construction contract and other service operations expenses	184,142	39,793	57,345	77,287	26,996
General and administrative expenses	25,329	21,704	18,048	13,533	10,938
Total operating expenses	453,330	289,455	244,825	221,364	144,302
Operating income	134,688	117,684	106,703	93,826	83,273
Interest expense	(83,646)	(85,576)	(72,984)	(55,979)	(43,663)
Interst and other income	2,070	3,030	1,077	304	269
Gain on early extinguishment of debt	10,376	—	—	—	—
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	63,488	35,138	34,796	38,151	39,879
Equity in loss of unconsolidated entities	(147)	(224)	(92)	(88)	(88)
Income tax expense	(201)	(569)	(887)	(668)	(795)
Income from continuing operations before minority interests	63,140	34,345	33,817	37,395	38,996
Minority interests in income from continuing operations (1)	(7,488)	(3,331)	(3,742)	(4,867)	(4,997)
Income from continuing operations	55,652	31,014	30,075	32,528	33,999
Discontinued operations, net of minority interests (1)(2)	2,179	2,210	18,420	6,235	3,146
Gain (loss) on sales of real estate, net (1)(3)	837	1,560	732	268	(113)
Net income	58,668	34,784	49,227	39,031	37,032
Preferred share dividends	(16,102)	(16,068)	(15,404)	(14,615)	(16,329)
Issuance costs associated with redeemed preferred shares (4)	—	—	(3,896)	—	(1,813)
Net income available to common shareholders	$42,566	$18,716	$29,927	$24,416	$18,890
Basic earnings per common share
Income from continuing operations	$0.84	$0.35	$0.28	$0.49	$0.47
Net income available to common shareholders	$0.88	$0.40	$0.72	$0.65	$0.57
Diluted earnings per common share
Income from continuing operations	$0.83	$0.35	$0.27	$0.47	$0.45
Net income available to common shareholders	$0.87	$0.39	$0.69	$0.63	$0.54
Weighted average common shares outstanding – basic	48,132	46,527	41,463	37,371	33,173
Weighted average common shares outstanding – diluted	48,865	47,630	43,262	38,997	34,982

	2008	2007	2006	2005	2004
Balance Sheet Data (as of year end):
Investment in real estate	$2,776,889	$2,603,939	$2,111,310	$1,888,106	$1,544,501
Total assets	$3,112,867	$2,931,853	$2,419,601	$2,129,759	$1,732,026
Debt	$1,866,623	$1,825,842	$1,498,537	$1,348,351	$1,022,688
Total liabilities	$2,041,688	$1,979,116	$1,629,111	$1,442,036	$1,111,224
Minority interests	$137,865	$130,095	$116,187	$105,210	$98,878
Shareholders’ equity	$933,314	$822,642	$674,303	$582,513	$521,924
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$181,864	$137,701	$113,151	$95,944	$84,494
Investing activities	$(290,142)	$(327,714)	$(253,834)	$(420,301)	$(268,720)
Financing activities	$90,415	$206,728	$137,822	$321,320	$188,566
Numerator for diluted EPS	$42,566	$18,716	$29,927	$24,416	$18,911
Diluted funds from operations (5)	$150,401	$125,309	$98,937	$88,801	$76,248
Diluted funds from operations per share (5)	$2.64	$2.24	$1.91	$1.86	$1.74
Cash dividends declared per common share	$1.43	$1.30	$1.18	$1.07	$0.98
Property Data (as of year end):
Number of properties owned (1)(6)	238	228	170	165	143
Total rentable square feet owned (1)(6)	18,462	17,832	15,050	13,708	11,765

(1)   Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)   Reflects income derived from three operating properties we sold in 2005, seven operating real estate properties we sold in 2006, four operating real estate properties we sold in 2007 and three operating real estate properties we sold in 2008 (see Note 17 to our Consolidated Financial Statements).

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

(5)   For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)   Amounts reported reflect only wholly owned properties.

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

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2008, our investments in real estate included the following:

•                  238 wholly owned operating properties totaling 18.5 million square feet;

•                  14 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion;

•                  wholly owned land parcels totaling 1,611 acres that we believe are potentially developable into approximately 14.0 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under construction or redevelopment or held for future development.

Most of our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of: (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) interest costs; and (3) depreciation and amortization associated with our operating properties. Much of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increasing rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their leases obligations and their continuing space needs based on employment levels, business confidence and competition and general economic conditions in the markets in which we operate.

At December 31, 2008, our wholly owned properties were located in the following geographic regions, which are also our reportable segments:

	As of December 31, 2008
	Operational
	Square	Number of	Occupancy
Region	Feet	Properties	Rate
Baltimore/Washington Corridor (generally the Maryland counties of Howard and Anne Arundel)	7,834	104	93.4%
Northern Virginia	2,609	15	97.4%
Suburban Baltimore, Maryland (generally the Maryland counties of Baltimore and Harford)(“Suburban Baltimore”)	3,207	63	83.1%
Colorado Springs, Colorado (“Colorado Springs”)	1,189	17	94.3%
Greater Philadelphia, Pennsylvania (“Greater Philadelphia”)	961	4	100.0%
St. Mary’s and King George Counties (located in Maryland and Virginia)	824	18	95.2%
Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George’s and Frederick)	691	5	97.7%
San Antonio, Texas (“San Antonio”)	640	5	100.0%
Central New Jersey	201	2	100.0%
Other	306	5	100.0%
Total	18,462	238	93.2%

During 2008, we grew our portfolio by acquiring three office properties totaling 247,000 square feet (one located in Colorado Springs and two in San Antonio) for $40.6 million and having seven newly constructed properties totaling 528,000 square feet become fully operational (89,000 of these square feet were placed into service in 2007). We also had 85,000 square feet placed into service in two partially operational properties.

A key part of our strategy for operations and growth focuses on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs, particularly tenants in the United States Government, defense information technology and data sectors. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. At December 31, 2008, 55.0% of our annualized rental revenue (as defined in the section entitled “Concentration of Operations”) from wholly owned properties was from our 20 largest tenants, 35.5% from our five largest tenants, 17.3% from our largest tenant, the United States Government and 54.8% from properties with tenants in the United States Government, defense information technology and data sectors.

In addition to owning real estate properties, we provide real estate-related services that include: (1) construction and development management; (2) property management; and (3) heating and air conditioning services and controls. The revenues and costs associated with these services include subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of such revenues and expenses to evaluate the performance of our service operations.

Since the latter part of 2007, the United States and world economies have been in the midst of a significant recession, with most key economic indicators on the decline, including gross domestic product, consumer sales, housing starts and employment. This slowdown has had devastating effects on the capital markets, with declining stock prices and tightening credit availability. The commercial real estate industry was affected by these events in 2007 and 2008 and will likely be affected for a significant period of time. As a capital-intensive industry, the most uniform and immediate effect was the increasing difficulty in obtaining capital to fund growth activities, such as acquisitions and development costs, and debt repayments. From an operations perspective, we believe that the magnitude and timing of these effects has and will vary significantly between individual sectors within the industry and individual companies within such sectors. Real estate sectors hit the hardest through 2008 were primarily those that operate with short term revenue streams (such as hotels, residential rental and healthcare rental), have rental revenues that are highly dependent on the revenue of their tenants (such as retail) or have operating models that are highly dependent on fees for services.

For much of the office real estate sector, we believe that, since the core operations tend to be structured as long-term leases, the changes in the overall economy were not fully felt in 2008 operations since revenue streams generally remain in place until leases expire or tenants fail to satisfy lease terms. Due in large part to this reason, we do not believe that the economic downturn significantly affected the operations of our real estate properties in 2008. We experienced significant growth in our revenues from real estate operations in total by amounts that exceeded the growth in our property operating expenses from 2007 to 2008. While much of this increase is attributable to the growth of our portfolio from acquisitions and construction activities, we also experienced growth in our revenues from real estate operations by amounts that exceeded the growth in our property operating expenses for properties that were owned and 100% operational from 2007 to 2008 (properties that we refer to collectively as “Same-Office Properties”). Our ability to increase rental rates and maintain high levels of occupancy and renewal rates in our portfolio contributed strongly towards this growth. The events in the economy did lead to significant reductions in interest rates, which contributed towards our being able to decrease interest expense in 2008 compared to 2007 despite having higher debt in place on average in 2008.

We expect that the effects of the global downturn on our real estate operations will become increasingly evident in 2009 and 2010, and perhaps beyond. In the latter portion of 2008, we were observing signs of increased competition for tenants and downward pressure on rental rates in most of our regions, which we expect, along with an increased intention by certain tenants to reduce costs through job cuts and associated space reductions, could adversely affect our occupancy and renewal rates. However, we believe that our future real estate operations may be affected to a lesser degree than many of our peers for the following reasons:

•                  our expectation of continued strength in demand from our customers in the United States Government, defense information technology and data sectors; and

•                  our tenant base being comprised of a high concentration of large, high-quality tenants with a small concentration of revenue from the finance sector.

Despite the challenges faced by us in the broader capital markets, we were able to accomplish the following in 2008:

•                  we entered into a construction loan agreement with a group of lenders that provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions. We refer to this loan herein as the Revolving Construction Facility;

•                  we borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points (subject to a floor of 4.25%) that matures in 2012, and may be extended by one year at our option, subject to certain conditions;

•                  we repaid $279.6 million in debt, excluding scheduled principal amortization payments and repayments of our Revolving Credit Facility (defined below) and Revolving Construction Facility, but including a repayment of a $37.5 million aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26.7 million from which we recognized a gain of $10.4 million;

•                  we issued 3.7 million common shares at a public offering price of $39 per share, for net proceeds of $139.2 million after underwriting discount but before offering expenses; and

•                  we had fixed interest rates in place on 74.0% of our debt as of December 31, 2008, including the effect of interest rate swaps.

We discuss significant factors contributing to changes in our net income available to common shareholders and diluted earnings per share over the last three years in the section below entitled “Results of Operations.”  We discuss our 2008 investing and financing activities further in the section below entitled “Liquidity and Capital Resources,” along with discussions of, among other things, the following:

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

Acquisitions of Real Estate

When we acquire real estate properties, we allocate the acquisition to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the Consolidated Financial Statements entitled “Acquisitions of Real Estate.”  Our process for determining the allocation to these components is very complex and requires many estimates and assumptions. Included among these estimates and assumptions are the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) leasing assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; (4) estimation of the property’s future value in determining the if-vacant value; (5) estimation of value attributable to assets such as tenant relationship values; and (6) allocation of the if-vacant value between land and building. A change in any of the above key assumptions, most of which are extremely subjective, can materially change not only the presentation of acquired properties in our Consolidated Financial Statements but also reported results of operations. The allocation to different components affects the following:

•                  the amount of the purchase price allocated among different categories of assets and liabilities on our balance sheet; the amount of costs assigned to individual properties in multiple property acquisitions; and the amount of costs assigned to individual tenants at the time of acquisition;

•                  where the amortization of the components appear over time in our Consolidated Statements of Operations. Allocations to the above-market or below-market lease component are amortized into rental revenue, whereas allocations to most of the other components (the one exception being the land component of the if-vacant value) are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

•                  the timing over which the items are recognized as revenue or expense in our Consolidated Statements of Operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to above-market or below-market leases, in-place lease value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants’ leases are terminated early, any unamortized amounts remaining associated with those tenants are generally expensed upon termination. These differences in timing can materially affect our reported results of operations. In addition, we establish lives for tenant relationship values based on our estimates of how long we expect the respective tenants to remain in the properties; establishing these lives requires estimates and assumptions that are very subjective.

Impairment of Long-lived Assets

If events or changes in circumstances indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis based on the estimated undiscounted future cash flows to be generated from the operations of the property and from its eventual disposition. If the analysis indicates that the carrying value of the tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated cash flows used for the impairment analysis and determining the fair values are based on our plans for the tested property and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the tested property and comparable properties and recent sales data for comparable properties. Changes in the estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Accordingly, decisions made by us to sell certain operating properties, properties in development or land held for development will result in impairment losses if carrying values of the specific properties exceed their estimated fair values less costs to sell. The estimates of fair value consider matters such as recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options. The applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease, and requires us to assess the term as including all periods for which failure to renew the lease imposes a penalty on the lessee in such amounts that a renewal appears, at the inception of the lease, to be reasonably assured. Factors to consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee’s line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. We have concluded, based on the factors above, that the United States Government’s exercise of all of those renewal options is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and in the acceleration of depreciation and amortization expense associated with costs we have incurred related to these leases.

Accounting Method for Investments

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

In making these determinations, we typically need to make subjective estimates and judgments regarding the entity’s future operating performance, financial condition, future valuation and other variables that may affect the partners’ share of cash flow from the entity over time. We must consider both our and our partner’s ability to participate in the management of the entity’s operations as well as make decisions that allow the parties to manage their economic risks. We may also need to estimate the probability of different scenarios taking place over time and project the effect that each of those scenarios would have on variables affecting the partners’ cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our Consolidated Financial Statements.

Share-based Compensation

We issue options to purchase common shares (“options”) and restricted common shares (“restricted shares”) to many of our employees. Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost should then be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). We compute the grant date fair value of options using the Black-Scholes option-pricing model, which requires the following input assumptions: risk-free interest rate; expected life; expected volatility; and expected dividend yield. SFAS 123(R) also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of our options and restricted shares are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The input assumptions used under the Black-Scholes option-pricing model and the estimates used in deriving the forfeiture rates for options and restricted common shares are subjective and require a fair amount of judgment. As a result, these estimates and assumptions can affect the amount of expense that we recognize in our Consolidated Financial Statements for options and restricted shares.

Concentration of Operations

We refer to the measure “annualized rental revenue” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

Customer Concentration of Property Operations

Our customer strategy focuses on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs. A result of this strategy is that the source of our revenue is highly concentrated with certain tenants. The following schedule lists our 20 largest tenants in our portfolio of wholly owned properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Wholly Owned Properties for
	20 Largest Tenants as of December 31,
Tenant	2008	2007	2006
United States Government	17.3%	16.3%	16.3%
Northrop Grumman Corporation (1)	7.4%	7.4%	4.2%
Booz Allen Hamilton, Inc.	5.2%	5.6%	6.9%
Computer Sciences Corporation (1)	3.1%	3.2%	3.8%
L-3 Communications Holdings, Inc. (1)	2.5%	2.5%	3.0%
Unisys Corporation (2)	2.3%	2.5%	3.0%
General Dynamics Corporation	2.0%	2.1%	2.4%
The Aerospace Corporation	1.9%	1.9%	2.1%
ITT Corporation (1)	1.8%	1.1%	0.8%
Wachovia Corporation (1)	1.7%	1.9%	2.1%
Comcast Corporation	1.7%	1.7%	N/A
AT&T Corporation (1)	1.4%	1.7%	3.0%
The Boeing Company (1)	1.1%	1.2%	1.4%
Ciena Corporation	1.1%	1.0%	1.2%
BAE Systems PLC (1)	0.8%	0.8%	1.0%
The Johns Hopkins Institutions	0.8%	0.8%	N/A
Science Applications International Corporation	0.8%	0.9%	1.1%
Merck & Co., Inc. (2)	0.7%	0.8%	0.8%
Magellan Health Services, Inc.	0.7%	0.7%	1.0%
AARP	0.7%	N/A	N/A
Wyle Laboratories, Inc.	N/A	0.7%	0.8%
Lockheed Martin Corporation	N/A	N/A	1.0%
Harris Corporation	N/A	N/A	0.8%
Subtotal of 20 largest tenants	55.0%	54.8%	56.7%
All remaining tenants	45.0%	45.2%	43.3%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

(2) Unisys Corporation (“Unisys”) subleases space to Merck and Co., Inc. (“Merck”); revenue from this subleased space is classified as Merck revenue.

We had no significant changes in these concentrations from December 31, 2007 to December 31, 2008. The United States Government increased in large part due to it taking occupancy of most of our newly-constructed square feet placed in service during the year, and Northrop Grumman Corporation remained unchanged despite our growth during the year in large part due to its occupancy in a property that we acquired during the year. Our changes in concentration from December 31, 2006 to December 31, 2007 occurred in large part due to the Nottingham Acquisition (described in the section below entitled “Geographic Concentration”); since none of our 20 largest tenants as of December 31, 2006 had significant leasing positions in the properties acquired, the transaction: (1) had a decreasing effect on the level of concentration with those tenants; and (2) led to the addition of Comcast Corporation and Johns Hopkins University as being among our 20 largest tenants.

Our customer strategy focuses in particular on tenants in the United States Government, defense information technology and data sectors. As of December 31, 2008, 54.8% of our annualized rental revenue was from properties with tenants in these sectors. We believe that we are well positioned for future growth from these sectors for reasons that include the following:

•                  our strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

•                  the proximity of our properties to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where that type of demand exists; and

•                  the depth of our collective team knowledge, experience and capabilities in developing and operating secure properties that meet the United States Government’s Force Protection requirements and data centers.

We classify the revenue from our leases into sector groupings based solely on our knowledge of the tenants’ operations in leased space. Occasionally, classifications require subjective and complex judgments. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

There is a certain level of risk inherent in concentrating such a large portion of our operations with any one tenant. For example, our cash flow from operations and financial condition would be adversely affected if our larger tenants fail to make rental payments to us or experience financial difficulties, including bankruptcy, insolvency or general downturn of business, or if the United States Government elects to terminate several of its leases and the affected space cannot be re-leased on satisfactory terms. There is also a certain level of risk that is inherent in concentrating such a large portion of our operations with so many tenants whose businesses are in the same economic sector. For example, a reduction in government spending for defense information technology activities could affect the ability of a large number of our tenants to fulfill lease obligations or decrease the likelihood that these tenants would renew their leases, and, in the case of the United States Government, a reduction in government spending could result in the early termination of leases.

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

	Percentage of Annualized Rental			Number of
	Revenue of Wholly Owned			Wholly Owned Properties
	Properties as of December 31,			as of December 31,
Region	2008	2007	2006	2008	2007	2006
Baltimore/Washington Corridor	46.7%	46.2%	51.2%	104	101	87
Northern Virginia	18.8%	19.4%	20.5%	15	14	14
Suburban Baltimore	13.1%	14.1%	7.5%	63	64	23
Colorado Springs	5.7%	4.0%	4.2%	17	13	11
Suburban Maryland	4.0%	4.3%	4.1%	5	5	5
St. Mary’s and King George Counties	3.4%	3.5%	4.2%	18	18	18
Greater Philadelphia	2.9%	3.1%	3.7%	4	4	4
San Antonio	2.6%	2.1%	2.4%	5	2	2
Northern/Central New Jersey	0.6%	1.0%	2.2%	2	4	6
Other	2.2%	2.3%	N/A	5	3	N/A
	100.0%	100.0%	100.0%	238	228	170

In 2007, we acquired 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres in a series of transactions that we refer to collectively as the Nottingham Acquisition for an aggregate cost of $366.9 million. All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region) and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor.

The most significant change in our regional allocation from December 31, 2007 to December 31, 2008 was due to newly-constructed properties placed into service in 2008. The most significant change in our regional allocation from December 31, 2006 to December 31, 2007 occurred as a result of the Nottingham Acquisition which, due to the large number of properties located in Suburban Baltimore, significantly increased that region’s allocation and had a decreasing effect on other regions.

As of December 31, 2008, we had construction underway on four wholly owned properties in Colorado Springs and three wholly owned properties in the Baltimore/Washington Corridor; we expect that these properties will be completed and begin generating rental revenue between 2009 and 2010.

There is a certain level of risk that is inherent in concentrating such large portions of our operations in any one geographic region. For example, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations and cash flows.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	December 31,
	2008	2007	2006
Occupancy rates at year end
Total	93.2%	92.6%	92.8%
Baltimore/Washington Corridor	93.4%	92.6%	95.1%
Northern Virginia	97.4%	98.6%	90.9%
Suburban Baltimore	83.1%	84.8%	81.1%
Colorado Springs	94.3%	96.7%	92.8%
Suburban Maryland	97.7%	97.8%	83.2%
St. Mary’s and King George Counties	95.2%	91.6%	92.1%
Greater Philadelphia	100.0%	100.0%	100.0%
San Antonio	100.0%	100.0%	100.0%
Northern/Central New Jersey	100.0%	70.8%	97.2%
Other	100.0%	100.0%	N/A
Renewal rate of square footage for scheduled lease expirations during year (1)	78.1%	69.1%	55.4%
Average contractual annual rental rate per square foot at year end (2)	$22.40	$21.36	$20.90

(1) Includes the effects of early renewals and early lease terminations.

(2) Includes estimated expense reimbursements.

As shown in the above table, the total year end occupancy rate for our portfolio of wholly owned properties did not change significantly from 2007 to 2008. Our renewal rate of square footage for scheduled lease expirations in 2008 was somewhat high in comparison to previous calendar years dating back to 2000, when the annual renewal rates ranged from 55% to 76%, and averaged 68%. We believe that our 2008 renewal rate was positively impacted by the effect of a high number of early renewals during the year. Our average contractual annual rent per square foot increased 4.9% from December 31, 2007 to December 31, 2008 which was primarily the result of higher rates obtained on newly constructed space placed in service and space renewed or retenanted during the year.

We expect that the effects of the global downturn on our real estate operations will make our leasing activities increasingly challenging in 2009, 2010 and perhaps beyond. Most of our regions are experiencing decreased rates of job growth to varying extents. The demand for space has diminished as businesses downsize their space requirements, focusing on containing costs and adjusting space needs in response to decreases in the size of their workforces. We believe that we will experience increased competition from owners of other properties willing to offer tenants aggressively lower rental rates or higher tenant improvements terms than we may be willing to accept. As a result, we may find it increasingly difficult to maintain high levels of occupancy and tenant retention.

We believe that the immediacy of our exposure to the increased challenges in the leasing environment is aided to a certain extent by our leases generally not being short-term in nature and our operating strategy of monitoring concentrations of lease expirations occurring in any one year. Our weighted average lease term for wholly owned properties at December 31, 2008 was approximately five years, and no more than 14% of our annualized rental revenues at December 31, 2008 were scheduled to expire in any one calendar year between 2009 and 2013.

We also believe that our customer and market strategies could serve as advantages over our competitors in meeting some of the leasing challenges we expect to encounter. We believe that the United States Government, defense information technology and data sectors could still experience growth during these tough economic times. Much of this growth for us could be driven by increased government spending that is expected in Federal cyber security technology, which we believe could benefit not only our tenants but also our markets and submarkets. In addition, we believe that demand for leasing in our markets and submarkets will benefit from the relocation of military personnel to government installations in many of the regions in which our properties are located in connection with reporting by the Base Realignment and Closure Commission of the United States Congress (“BRAC”); we expect to see an increase in the momentum of these relocation activities in 2009, with greater activity in 2010 and 2011. Finally, we believe that demand in most of our markets and submarkets will be sustained, at least to a certain extent, based on their close proximity to government demand drivers such as Washington, D.C. and military installations.

Set forth below is some additional information pertaining to our three largest regions (in terms of annualized rental revenue)(the sources of the overall market occupancy rate information set forth below are reports compiled by CB Richard Ellis, Inc.):

•                  Baltimore/Washington Corridor: The 93.4% occupancy of our properties in this region at December 31, 2008 exceeded the overall market occupancy rates for office space of 85.3% in Anne Arundel County and 86.1% in Howard County. The percentages of our annualized rental revenues at December 31, 2008 from this region scheduled to expire in each of the next three years follow: 15% in 2009, 13% in 2010 and 10% in 2011. While we are experiencing increased competition for tenants in this region, we expect demand to benefit, at least to a certain extent, from BRAC relocations to Fort George G. Meade and much of the continuing growth in our focus sectors discussed above.

•                  Northern Virginia: The 97.4% occupancy of our properties in this region at December 31, 2008 exceeded the overall market occupancy rates for office space of 85.8% in Fairfax County and 83.6% in Reston/Herndon. The percentages of our annualized rental revenues at December 31, 2008 from this region scheduled to expire in each of the next three years follow: 8% in 2009, 20% in 2010 and 4% in 2011.

•                  Suburban Baltimore: The 83.1% occupancy of our properties in this region at December 31, 2008 was less than the overall market occupancy rate for office space of 87.8% in Upper Suburban Baltimore (which is where most of our properties in this region are located). The percentages of our annualized rental revenues at December 31, 2008 from this region scheduled to expire in each of the next three years follow: 15% in 2009, 11% in 2010 and 20% in 2011. We expect to experience considerable competition in this region. This market benefits to a certain extent from proximity to Washington, D.C. but not to the same extent as the previous two markets. However, we do expect some future growth in demand from BRAC relocations to Aberdeen Proving Ground.

All of our properties in the Greater Philadelphia region are concentrated under three leases with Unisys that expire in June 2009 (Unisys subleases approximately 20% of this space to Merck). During 2008, we entered into new long-term leases with Unisys and Merck for 39% of the currently leased space. We expect to remove 55% of the currently leased space from operations for redevelopment to occur through at least 2010; the removal of this space from operations will have an adverse effect on our results of operations until the redevelopment is completed and the space is leased.

We experienced increased delays in 2008 in the leasing of certain projects under construction that were not pre-leased. These delays resulted in the delay of some square footage under construction from becoming operational and also led to our deferral of certain projects under development on which we were about to commence construction. We believe that we need to commence construction on properties that are not pre-leased to a certain extent in certain of our markets to enable us to meet the demand of United States Government and defense information technology tenants that may require space meeting their needs in a short timeframe. In these situations, we are bearing the risk of our lease expectations not being met on such properties, which could adversely affect on our financial position, results of operations and cash flows.

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

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	December 31,
Geographic Region	Interest	2008	2007	2006
Greater Harrisburg (1)	20.0%	89.4%	90.5%	91.2%
Suburban Maryland (2)	(2)	94.8%	76.2%	47.9%
Northern Virginia (3)	N/A	N/A	100.0%	100.0%

(1)          Includes 16 properties totaling 672,000 square feet.

(2)          Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet). Includes one property with 56,000 square feet in which we had a 50% interest at December 31, 2007 and 2006.

(3)          Included one property with 78,000 operational square feet at December 31, 2007 and 2006. In December 2008, this property became wholly owned.

Results of Operations

While reviewing this section, you should refer to the tables in the section entitled “Selected Financial Data.”  You should also consider the factors set forth herein and in Item 1A of our 2008 Annual Report on Form 10-K that could negatively affect various aspects of our operations.

Revenues from Real Estate Operations and Property Operating Expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of the following components:

•                  changes attributable to the operations of properties owned and 100% operational throughout the two years being compared. We define these as changes from “Same-Office Properties.”  For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the Consolidated Financial Statements entitled “Commercial Real Estate Properties;” and

•                  changes attributable to operating properties acquired during the two years being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two years being compared. We define these as changes from “Property Additions.”

The tables included in this section set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands). These tables, and the discussion that follow, include results and information pertaining to properties included in continuing operations.

	Changes from 2007 to 2008
	Property Additions	Same-Office Properties		Other
	Dollar	Dollar	Percentage	Dollar
	Change (1)	Change	Change	Change (2)	Total
Revenues from real estate operations
Rental revenue	$17,859	$5,360	2.0%	$(973)	$22,246
Tenant recoveries and other real estate operations revenue	4,045	7,391	16.9%	37	11,473
Total	$21,904	$12,751	4.1%	$(936)	$33,719

Property operating expenses	$7,714	$9,973	9.5%	$194	$17,881

Straight-line rental revenue adjustments included in rental revenue	$1,086	$(2,629)	N/A	$—	$(1,543)
Amortization of deferred market rental revenue	$596	$(517)	N/A	$—	$79

Number of operating properties included in component category	76	162	N/A	—	238

(1)  Includes 59 acquired properties, 15 newly-constructed properties and two redevelopment properties placed into service.

(2)     Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses from 2007 to 2008 was attributable primarily to the Property Additions.

With regard to changes in the Same-Office Properties’ revenues from real estate operations from 2007 to 2008:

•                  the increase in rental revenue included the following:

•                  an increase of $7.1 million, or 2.7%, in rental revenue attributable primarily to changes in occupancy and rental rates between the two periods; partially offset by

•                  a decrease of $1.8 million, or 79.1%, in net revenue from the early termination of leases.

•                  tenant recoveries and other revenue increased due primarily to the increase in property operating expenses described below. While we do have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

The increase in the Same-Office Properties’ property operating expenses from 2007 to 2008 included the following:

•                  an increase of $3.1 million attributable to direct miscellaneous reimbursable expenses pertaining to specific tenants;

•                  an increase of $1.8 million, or 9.2%, in real estate taxes, which included the effect of increased property value assessments in our portfolio, most notably an increase of $1.3 million, or 19.9%, attributable to our Northern Virginia portfolio;

•                  an increase of $1.5 million, or 13.8%, in costs for asset and property management operations, much of which was due to increases in the size of our employee base supporting such operations;

•                  an increase of $885,000, or 3.5%, in electric utilities expense, which included the effect of: (1) increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structures; and (3) rate increases that we believe are the result of (a) increased oil prices and (b) energy deregulation in Maryland;

•                  an increase of $814,000, or 6.8%, in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties;

•                  an increase of $803,000, or 14.5%, in heating and air conditioning repairs and maintenance due primarily to an increase in general repair activity and the commencement of new service arrangements at certain properties;

•                  an increase of $574,000, or 248.2%, in bad debt expense due to additional reserves on tenant receivables;

•                  an increase of $452,000, or 59.7%, in exterior repairs and maintenance due in large part to additional projects undertaken for roof repairs and building caulking and sealing; and

•                  a decrease of $1.5 million, or 58.9%, in snow removal due to decreased snow and ice in most of our regions in 2008.

	Changes from 2006 to 2007
	Property Additions	Same-Office Properties		Other
	Dollar	Dollar	Percentage	Dollar
	Change (1)	Change	Change	Change (2)	Total
Revenues from real estate operations
Rental revenue	$56,257	$5,092	2.1%	$326	$61,675
Tenant recoveries and other real estate operations revenue	8,880	4,238	12.0%	(323)	$12,795
Total	$65,137	$9,330	3.4%	$3	$74,470

Property operating expenses	$21,491	$6,872	7.8%	$1,807	$30,170

Straight-line rental revenue adjustments included in rental revenue	$3,439	$(1,621)	N/A	$81	$1,899
Amortization of deferred market rental revenue	$28	$372	N/A	$(114)	$286

Number of operating properties included in component category	77	150	N/A	—	227

(1)  Includes 63 acquired properties, 12 newly-constructed properties and two redevelopment properties placed into service.

(2)  Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the table above indicates, our total increase in revenues from real estate operations and property operating expenses from 2006 to 2007 was attributable primarily to the Property Additions.

With regard to changes in the Same-Office Properties’ revenues from real estate operations from 2006 to 2007:

•                  the increase in rental revenue included the following:

•                  an increase of $6.2 million, or 2.7%, in rental revenue attributable primarily to changes in occupancy and rental rates between the two periods. Included in this increase was a $5.0 million increase attributable to three properties ($3.8 million in two properties in Northern Virginia and $1.2 million in one property in the Baltimore/Washington Corridor) and a $1.8 million decrease attributable to one property in Suburban Baltimore; partially offset by

•                  a decrease of $1.1 million, or 35.8%, in net revenue from the early termination of leases.

•                  tenant recoveries and other revenue increased due primarily to the increase in property operating expenses described below.

The increase in the Same-Office Properties’ property operating expenses from 2006 to 2007 included the following:

•                  an increase of $2.9 million, or 14.5%, in utilities due primarily to the same reasons discussed above for the change from 2007 to 2008;

•                  an increase of $1.6 million, or 201.7%, in snow removal due to increased snow and ice in most of our regions in 2007;

•                  an increase of $924,000, or 5.5%, in real estate taxes reflecting primarily an increase in the assessed value of many of our properties. Included in this amount was an increase of $241,000, or 55.8%, attributable to our Colorado Springs portfolio which had a number of properties with significantly higher assessed values;

•                  an increase of $701,000, or 16.1%, in heating and air conditioning repairs and maintenance due to an increase in general repair activity and the commencement of new service arrangements at certain properties; and

•                  an increase of $714,000, or 8.9%, in repairs and maintenance labor due primarily to: (1) an increase in labor hours due mostly to the addition of new employees to address staffing needs and increased labor requirements at certain properties with increased occupancy; and (2) higher labor rates resulting from an increase in the underlying costs for labor. The higher labor rates were attributable in part to an inflationary trend but also were due to the increased need for us to employ individuals with specialized skills who command higher rates.

The $1.8 million increase in property operating expenses from 2006 to 2007 that was not attributable to Property Additions or Same-Office Properties included a $1.3 million increase associated with the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland, of which we acquired 500 acres on October 5, 2006 and 91 acres on November 29, 2007. While we had development activities underway at the Fort Ritchie project in 2007, the $1.3 million in operating expenses was associated with the portions of the project held for future lease or development.

Construction Contract and Other Service Revenues and Expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Changes from 2007 to 2008			Changes from 2006 to 2007
	Construction	Other Service		Construction	Other Service
	Contract Dollar	Operations Dollar	Total Dollar	Contract Dollar	Operations Dollar	Total Dollar
	Change	Change	Change	Change	Change	Change
Service operations
Revenues	$149,534	$(2,374)	$147,160	$(15,108)	$(3,751)	$(18,859)
Expenses	146,388	(2,039)	144,349	(14,238)	(3,314)	(17,552)
Income from service operations	$3,146	$(335)	$2,811	$(870)	$(437)	$(1,307)

The revenues and costs associated with these services include subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of service operations revenues and expenses to evaluate performance. The increase in income from service operations from 2007 to 2008 was due primarily to a large volume of construction contract activity recognized in 2008 in connection with three large contracts, all of which were with the United States Government. The decrease in income from service operations from 2006 to 2007 was due primarily to: (1) a slow down in activity on certain third party constructions jobs; and (2) a decrease in third party work for heating and air conditioning controls and plumbing services due primarily to our decision in 2007 to limit the amount of these services that we provide to third parties and, instead, focus on providing services predominantly for our properties. As evidenced in the changes set forth above, our volume of construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants), and therefore the increase in activity that occurred in 2008 should not necessarily be considered to be a trend that will continue. We view our service operations as an ancillary component of our overall operations that should continue to be a small contributor to our operating income relative to our real estate operations.

Depreciation and Amortization

Our depreciation and other amortization expense from continuing operations increased from 2006 to 2007 by $28.4 million, or 37.1%, due primarily to a $30.4 million increase attributable to the Property Additions. Of the increase attributable to the Property Additions, $22.8 million was attributable to the Nottingham Acquisition. When we acquire operating properties, a portion of the acquisition value of such properties is generally allocated to assets with depreciable lives that are based on the lives of the underlying leases. Compared to other acquisitions completed by us in the past, the Nottingham Acquisition had a considerably larger portion of the value of the operating properties allocated to assets with lives that are based on the lives of the underlying leases; due to that fact and the fact that a large number of the leases in these properties had lives of four years or less, much of the depreciation and amortization associated with these properties was front-loaded to the four years following the completion of the acquisition. This is resulting in increased depreciation and amortization expense from 2007 to 2010. The net increase in depreciation and other amortization expense from 2006 to 2007 also included a decrease of $2.9 million attributable to one of the Same-Office Properties that had significant depreciation and amortization expense in 2006 associated with a lease that terminated in 2006.

Our depreciation and other amortization expense from continuing operations decreased from 2007 to 2008 by $2.0 million, or 1.9%, due primarily to a number of shorter lived assets becoming fully amortized during or prior to the current periods, including assets associated with the Nottingham Acquisition. The effect of these decreases more than offset additional depreciation and amortization associated with new assets placed into service.

General and Administrative Expenses

Our general and administrative expense increased by $3.6 million, or 16.7%, from 2007 to 2008, and by $3.7 million, or 20.3%, from 2006 to 2007. Much of this increase was attributable to an increase in the size of our employee base in response to the continued growth of the Company. A portion of the increase from 2007 to 2008 can also be attributed to costs associated with a number of information technology initiatives pursued during the year, the largest of which was for the implementation of an Enterprise Resource Planning software package.

General and administrative expenses increased as a percentage of operating income from 16.9% in 2006 to 18.4% in 2007 and to 18.8% in 2008. Much of this trend can be attributed to the increase in the size of our employee base in response to the continued growth of the Company. We believe in 2008 that we substantially completed the right-sizing of our employee base that was required in response to our growth and, therefore, expect only modest growth in general and administrative expense in 2009 and 2010.

Interest Expense

Our interest expense included in continuing operations decreased from 2007 to 2008 by $1.9 million, or 2.3%. This decrease included the effects of the following:

•                  a decrease in the weighted average interest rates of our debt from 5.8% to 5.2%, much of which can be attributed to decreases in the one-month LIBOR rate in the latter portion of 2007 and in 2008; partially offset by

•                  an increase in our average outstanding debt balance by 7.4% due primarily to debt incurred to fund our 2007 and 2008 construction activities.

Our interest expense included in continuing operations increased from 2006 to 2007 by $12.6 million, or 17.3%. This increase included the effects of the following:

•                  a 26.1% increase in our average outstanding debt balance, resulting primarily from our 2006 and 2007 acquisition and construction activities; offset in part by the effects of

•                  an increase in interest capitalized to construction, development and redevelopment projects of $4.7 million, or 32.4%, due to increased construction, development and redevelopment activity; and

•                  a decrease in our weighted average interest rates from 6.2% to 5.8%.

Gain on Early Extinguishment of Debt

In November 2008, we repurchased a $37.5 million aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26.7 million. We recognized a gain of $10.4 million in connection with this repurchase.

Interest and Other Income

Included in interest and other income for 2008 was $1.4 million in interest income associated with a mortgage loan receivable into which we entered in August 2008, which is discussed in further detail in the section below entitled “Investing and Financing Activities During 2008.”

Included as interest and other income for 2007 was a $1.0 million gain recognized on the disposition of most of our investment in TractManager, Inc., an investment that we account for using the cost method of accounting. TractManager, Inc. is an entity that developed an Internet-based contract imaging system for sale to real estate owners and healthcare providers.

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

As of December 31, 2008, we owned 86.2% of the outstanding common units and 95.8% of the outstanding preferred units. The percentage of the Operating Partnership owned by minority interests during the last three years decreased in the aggregate due primarily to the effect of the following transactions:

•                  the issuance of additional units to us as we issued new preferred shares and common shares during 2006 through 2008 due to the fact that we receive preferred units and common units in the Operating Partnership each time we issue preferred shares and common shares; and

•                  the exchange of common units for our common shares by certain minority interest holders of common units; offset in part by

•                  our issuance of common units to third parties totaling 262,165 in 2007 and 181,097 in 2006 in connection with acquisitions; and

•                  the redemption by us of the Series E and Series F Cumulative Redeemable Preferred Shares of beneficial interest, and the corresponding Series E and Series F Preferred Units, in 2006.

Our income from continuing operations allocated to minority interests increased by $4.2 million, or 124.8%, from 2007 to 2008 and decreased by $411,000, or 11.0%, from 2006 to 2007. These changes are due primarily to: (1) the changes in the income available to allocate to minority interests holders of common units attributable primarily to the reasons set forth above for changes in revenue and expense items; and (2) the decreasing effect of our increasing ownership of common units (from 81.6% at December 31, 2005 to 86.2% at December 31, 2008).

Discontinued Operations, Net of Minority Interests

Our discontinued operations decreased $16.2 million, or 88.0%, from 2006 to 2007 due primarily to changes in gain from sales of real estate included in discontinued operations. See Note 17 to the Consolidated Financial Statements for a summary of the components of income from discontinued operations.

Adjustments to Net Income to Arrive at Net Income Available to Common Shareholders

In 2006, we recognized a $3.9 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series E and Series F Preferred Shares of beneficial interest that were redeemed in 2006.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions. While we may experience increasing challenges discussed elsewhere herein due to the current economic environment, we believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $6.8 million and $24.6 million at December 31, 2008 and 2007, respectively. We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements. When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility (defined below) or forgo borrowing under construction loan credit facilities to fund development activities.

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties. We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for project development and acquisition costs. We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $600 million, $191.3 million of which was available at December 31, 2008; this facility is available through September 2011 and may be extended by one year at our option, subject to certain conditions. In addition, as discussed in greater detail below, we entered into our Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $143.7 million of which was available at December 31, 2008 to fund future construction costs; this facility is available until May 2011 and may be extended by one year at our option, subject to certain conditions. Selective dispositions of operating and other properties may also provide capital resources in 2009 and in future years. We are continually evaluating sources of capital and believe that there are satisfactory sources available for meeting our capital requirements without necessitating property sales.

In our discussions of liquidity and capital resources, we describe certain of the risks and uncertainties relating to our business. Additional risks are described in Item 1A of our Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	For the Years Ended December 31,
	2009	2010	2011	2012	2013	Thereafter	Total

Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$93,567	$64,658	$738,531	$257,524	$134,843	$536,587	$1,825,710
Scheduled principal payments	10,415	9,375	7,550	6,076	2,875	4,121	40,412
Interest on debt (3)	76,957	73,348	64,391	46,752	34,317	81,815	377,580
Acquisitions of properties	—	—	—	—	—	4,000	4,000
New construction and development contracts and obligations (4)(5)	79,062	—	—	—	—	—	79,062
Third-party construction and development contracts (5)(6)	171,520	—	—	—	—	—	171,520
Capital expenditures for operating properties (5)(7)	3,532	—	—	—	—	—	3,532
Operating leases (8)	604	339	126	15	—	—	1,084
Other purchase obligations (9)	2,500	2,500	2,451	2,396	2,309	5,232	17,388
Total contractual cash obligations	$438,157	$150,220	$813,049	$312,763	$174,344	$631,755	$2,520,288

(1)          The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20,000. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Represents scheduled principal amortization payments and maturities only and therefore excludes a net premium of $501,000. We expect to refinance the balloon payments that are due in 2009 and 2010 using primarily a combination of borrowings from our Revolving Credit Facility and proceeds from debt refinancings. The principal maturities occurring in 2011 include $473.8 million that may be extended for one-year, subject to certain conditions.

(3)          Represents interest costs for debt at December 31, 2008 for the terms of such debt. For variable rate debt, the amounts reflected above used December 31, 2008 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)          Represents contractual obligations pertaining to new construction, development and redevelopment activities. We expect to finance these costs primarily using proceeds from our Revolving Construction Facility and Revolving Credit Facility.

(5)          Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2009.

(6)          Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients. We expect to be reimbursed in full for these costs by our clients.

(7)          Represents contractual obligations pertaining to capital expenditures for our operating properties. We expect to finance all of these costs using cash flow from operations.

(8)          We expect to pay these items using cash flow from operations.

(9)          Primarily represents contractual obligations pertaining to managed-energy service contracts in place for certain of our operating properties. We expect to pay these items using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness. As of December 31, 2008, we were in compliance with these financial covenants.

Other Future Cash Requirements for Investing and Financing Activities

As of December 31, 2008, we had construction activities underway on ten office properties totaling 1.2 million square feet that were 43.3% leased, or considered committed to lease (including three properties owned through joint ventures). We estimate remaining costs to be incurred will total approximately $82.4 million upon completion of these properties; we expect to incur these costs through 2010. We expect to fund these costs using primarily borrowings from our Revolving Construction Facility and Revolving Credit Facility.

As of December 31, 2008, we had development activities underway on seven new office properties estimated to total 767,000 square feet. We estimate that costs for these properties will total approximately $165.0 million. As of December 31, 2008, costs incurred on these properties totaled $17.7 million and the balance is expected to be incurred through 2012. We expect to fund most of these costs using borrowings from our Revolving Construction Facility.

We had redevelopment activities underway on one property at December 31, 2008 and expect to commence redevelopment on an additional property in 2009. We expect to incur an aggregate of approximately $40.0 million in costs in connection with these projects from 2009 to 2010.

In September 2007, the City of Colorado Springs announced that it had selected us to be the master developer for the 277-acre site located in the Colorado Springs Airport Business Park, known as Cresterra, which is located at the entrance of the Colorado Springs Airport and adjacent to Peterson Air Force Base. We are currently in the process of negotiating the development agreement and long-term ground lease with the City of Colorado Springs regarding the details of this arrangement; we expect that the terms of these agreements will be finalized in 2009. We expect that this business park can support potential development of approximately 3.5 million square feet, including office, retail, industrial, hospitality and flex space. For this project, we expect to oversee development, construction, leasing and management and have a leasehold interest in buildings.

We often use our Revolving Credit Facility initially to finance much of our investing and financing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. As discussed above, as of December 31, 2008, the borrowing capacity under the Revolving Credit Facility was $600.0 million, of which $191.3 million was available.

As previously discussed, the United States financial markets are experiencing extreme volatility, and credit markets have tightened considerably. As a result, the level of risk that we may not be able to obtain new financing for acquisitions, development activities or other capital requirements at reasonable terms, if at all, in the near future has increased. Actions taken by us to reduce this level of risk include the following:

•                  we entered into the $225.0 million Revolving Construction Facility in May 2008, which we expect to use in funding much of our future development activities;

•                  we managed our debt to avoid significant concentrations of maturities in any particular year and have what we believe to be limited and manageable maturities over the next two years;

•                  we raised $139.2 million in net proceeds from the issuance of common shares in September 2008, which we used to pay down our Revolving Credit Facility in order to create borrowing capacity; and

•                  we entered into three new interest rate swaps to manage our exposure to increases in interest rates.

We believe that we have sufficient capacity under our Revolving Credit Facility to satisfy our 2009 debt maturities. We also believe that we have sufficient capacity under our Revolving Construction Facility to fund the construction of properties that were under construction by year end, as well as properties expected to be started in 2009. We do expect to pursue a certain amount of new permanent and medium-term debt in 2009; if we are successful in obtaining this debt, we expect to use the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity to enable us to fund future investment opportunities.

We found it increasingly difficult in 2008 to locate attractive acquisition opportunities due to a significant spread between seller expectations and prices that met our investment criteria. We are optimistic that that there will be more opportunities for acquisitions in 2009. Given the current economic climate, we are expecting that it could be more challenging in 2009 to raise capital through offerings of common and preferred shares at favorable terms than it has been historically. We also expect it to be challenging to raise capital through the sale of properties due to a lack of credit availability for potential buyers. As a result, we expect that we would likely fund any future acquisition opportunities using capacity created under our Revolving Credit Facility from new debt.

Operating Activities

Our cash flow from operations increased $44.2 million, or 32.1%, from 2007 to 2008; this increase is attributable in large part to: (1) the additional cash flow from operations generated by our property additions; and (2) the timing of cash flow associated with third-party construction projects in the current period. We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our minority interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs. We do not anticipate borrowing to meet these requirements.

As described previously, we expect that the effects of the global downturn on our real estate operations will make our leasing activities increasingly challenging in 2009, 2010 and perhaps beyond. As a result, there could be an increasing likelihood as leases expire of our being unsuccessful in renewing tenants or renewing on terms less favorable to us than the terms of the original leases. If a tenant leaves, we can expect to experience a vacancy for some period of time as well as higher tenant improvement and leasing costs than if a tenant renews. As a result, our cash flow of operations would be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. While we believe that our largest tenants represent favorable credit risk, we believe that there may be an increased likelihood in the current economic climate of tenants encountering financial hardships; if one of our major tenants or a number of our smaller tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result default in their lease obligations to us, our cash flow from operations would be adversely affected. During 2008, our cash flow from operations benefitted from a decrease in short-term interest rates; if short-term interest rates were to increase, the interest payments on our variable-rate debt would increase, which would have a decreasing effect on our cash flow from operations. These and other factors that could negatively affect our ability to generate cash flow from operations in the future are discussed in further detail in Item 1A of our 2008 Annual Report on Form 10-K.

Investing and Financing Activities During 2008

In 2008, we acquired three office properties totaling 247,000 square feet and three parcels of land that we believe can support 1.8 million developable square feet for $59.8 million. These acquisitions were financed using primarily borrowings from our Revolving Credit Facility.

We had seven newly-constructed buildings totaling 528,000 square feet (three located in Colorado Springs and two each in the Baltimore/Washington Corridor and San Antonio) become fully operational in 2008 (89,000 of these square feet were placed into service in 2007). These properties were 85.6% leased or committed as of December 31, 2008. Costs incurred on these properties through December 31, 2008 totaled $84.6 million, $13.5 million of which was incurred in 2008. We financed the 2008 costs using primarily borrowings from our Revolving Credit Facility.

During 2008, we also placed into service 59,000 square feet that were redeveloped in a property located in Northern Virginia. Most of the costs for this space, which became 100% leased subsequent to December 31, 2008, were incurred in prior years.

As discussed above, at December 31, 2008, we had construction activities underway on ten office properties totaling 1.2 million square feet that were 43.3% leased, or considered committed to lease (including 85,000 square feet already placed into service). Three of these properties are owned through consolidated joint ventures. Costs incurred on these properties through December 31, 2008 totaled approximately $174.0 million, of which approximately $121.3 million was incurred in 2008. The costs incurred in 2008 were funded using borrowings from our Revolving Credit Facility and Revolving Construction Facility and cash reserves.

In 2008, we completed the formation of M Square, a consolidated joint venture in which we hold a 50% equity interest through Enterprise Campus Developer, LLC, another consolidated joint venture in which we own a 90% interest. M Square was formed to develop and own office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for 2008 (in thousands):

Construction, development and redevelopment	$188,460
Acquisitions	55,286
Tenant improvements on operating properties	20,280	(1)
Capital improvements on operating properties	11,261
	$275,287

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

In 2008, we sold three operating properties totaling 223,000 square feet for a total of $25.3 million, resulting in a gain of $2.6 million. The net proceeds from these sales after transaction costs totaled approximately $25.0 million. Our approximate application of the proceeds from these sales follows: $16.9 million to pay down borrowings under our Revolving Credit Facility; $5.1 million to fund an escrow that was used to fund a subsequent acquisition; and $3.0 million to fund cash reserves.

In 2008, we also completed the sale of six recently constructed office condominiums located in Northern Virginia for sale prices totaling $8.4 million in the aggregate, resulting in net proceeds of $7.8 million. We applied these proceeds to our cash operating reserves. We recognized an aggregate gain before minority interests and income taxes of $1.4 million on these sales.

On August 26, 2008, we loaned $24.8 million to the owner of a 17-story Class A+ rental office property containing 471,000 square feet in Baltimore, Maryland. We have a secured interest in the ownership of the entity that owns the property and adjacent land parcels that is subordinate to that of a first mortgage on the property. The loan, which matures on August 26, 2011, carries a primary interest rate of 16.0%, although certain additional principal fundings available under the loan agreement carry an interest rate of 20.0%. While interest is payable to us under the loan on a monthly basis, to the extent that the borrower does not have sufficient net operating cash flow (as defined in the agreement) to pay all or a portion of the interest due under the loan in a given month, such unpaid portion of the interest shall be added to the loan principal amount used to compute interest in the following month. We are obligated to fund an aggregate of up to $26.6 million under this loan, excluding any future compounding of unpaid interest. The balance of this mortgage loan receivable was $25.8 million at December 31, 2008. The first mortgage loan, which had a balance of $75.0 million at December 31, 2008, matures on August 9, 2009 and may be extended for two six-month periods, subject to certain conditions. If a default occurs under the terms of the loan with us or under the first mortgage loan, in order to protect our investment, we may need either to (1) purchase the first mortgage loan on the property or (2) foreclose on the ownership interest in the property and repay the first mortgage loan. For 2008, most of the interest that was payable under the loan due to us was not paid due to the borrower having insufficient net operating cash flow. Due to the commencement of a lease in the borrower’s property in the later portion of 2008, we are expecting an improvement in the borrower’s net operating cash flow that will enable them to pay the majority of interest payable under the loan for the 2009 period.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; we refer to this loan as the “Revolving Construction Facility.”  The construction loan agreement provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions. Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral. Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements. As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral. The construction loan agreement matures on May 2, 2011 and may be extended by one year at our option, subject to certain conditions. The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the one-month rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date. The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%. At December 31, 2008, $81.3 million was outstanding under this facility and $143.7 million was available to fund future development costs.

On July 18, 2008, we borrowed $221.4 million under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points (subject to a floor of 4.25%). This loan facility has a four-year term with an option to extend by an additional year. We used $63.5 million of the proceeds from this loan to repay construction loan facilities that were due to mature in 2008, $11.8 million to repay borrowings under the Revolving Construction Facility, $142.0 million to repay borrowings under our Revolving Credit Facility and the balance to fund transaction costs.

In September 2008, we issued 3.7 million common shares at a public offering price of $39 per share, for net proceeds of $139.2 million after underwriting discount but before offering expenses. We contributed these net proceeds to our Operating Partnership in exchange for 3.7 million common units. The proceeds were then used to pay down our Revolving Credit Facility.

During 2008, we entered into the following interest rate swap agreements:

•                  $100.0 million notional amount on October 24, 2008 that fixes the one-month LIBOR base rate at 2.51% effective on November 3, 2008 and expiring on December 31, 2009;

•                  $120.0 million notional amount on December 17, 2008 that fixes the one-month LIBOR base rate at 1.76% effective on January 2, 2009 and expiring on May 1, 2012; and

•                  $100.0 million notional amount on December 29, 2008 that fixes the one-month LIBOR base rate at 1.975% effective on January 1, 2010 and expiring on May 1, 2012.

Analysis of Cash Flow Associated With Investing and Financing Activities

Our net cash flow used in investing activities decreased $37.6 million from 2007 to 2008. This decrease was due primarily to the following:

•                  a $72.5 million decrease in purchases of and additions to commercial real estate due primarily to the completion of the Nottingham Acquisition in 2007; offset in part by

•                  a $25.3 million mortgage loan receivable discussed above that was funded in 2008.

Our cash flow provided by financing activities decreased $116.3 million from 2007 to 2008. This decrease was due primarily to the following:

•                  a $429.5 million increase in balloon payments on debt due in large part to: (1) a higher level of debt refinancing activity in the current period; and (2) additional debt paid down using $139.2 million in proceeds from our issuance of common shares in September 2008; offset in part by

•                  a $213.2 million increase in proceeds from mortgage and other loans payable due primarily to a higher level of debt refinancing activity in the current period; and

•                  a $134.3 million increase in net proceeds from our issuance of common shares in September 2008.

Off-Balance Sheet Arrangements

During 2008, we owned an investment in an unconsolidated joint venture, Harrisburg Corporate Gateway Partners, L.P., for which we accounted using the equity method of accounting. This joint venture was entered into in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We managed the joint venture’s property operations and any required construction projects and earned fees for these services in 2008. This joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions.

We and our partner receive returns in proportion to our investments in the joint venture. As part of our obligations under the joint venture arrangement, we agreed to indemnify the partnership’s lender for 80% of losses under standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation) during the period of time in which we manage the partnership’s properties; we do not expect to incur any losses under these loan guarantees.

We have distributions in excess of our investment in this unconsolidated joint venture of $4.8 million at December 31, 2008 due to our not recognizing gain on the contribution of properties into the joint venture; we did not recognize a gain on the contribution since we have contingent obligations, as described above, remaining in effect as long as we continue to manage the joint venture’s properties that may exceed our proportionate interest. We recognized a loss on our investment in this joint venture of $203,000 in 2008. We also realized a net cash inflow from this joint venture of $338,000 in 2008. In addition, we earned fees totaling $268,000 from the joint venture in 2008 for construction, asset management and property management services.

During 2008, we also owned investments in six joint ventures that we accounted for using the consolidation method of accounting. We enter into joint ventures such as these from time to time for reasons that include the following: (1) they can provide a facility to access new markets and investment opportunities while enabling us to benefit from the expertise and relationships of our partners; (2) they are an alternative source for raising capital to put towards acquisition or development activities; and (3) they can reduce our exposure to risks associated with a property and its activities. Our consolidated and unconsolidated joint ventures are discussed in Note 5 to our Consolidated Financial Statements, and certain commitments and contingencies related to these joint ventures are discussed in Note 18.

We had no other material off-balance sheet arrangements during 2008.

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

Basic funds from operations (“Basic FFO”) is FFO adjusted to (1) subtract (a) preferred share dividends and (b) issuance costs associated with redeemed preferred shares and (2) add back GAAP net income allocated to common units in the Operating Partnership not owned by us. With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders. Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions. We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares. We believe that net income is the most directly comparable GAAP measure to Basic FFO. Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for 2004 through 2008 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	(in thousands, except per share data)
	2008	2007	2006	2005	2004

Net income	$58,668	$34,784	$49,227	$39,031	$37,032
Add: Real estate-related depreciation and amortization	102,772	106,260	78,631	62,850	51,371
Add: Depreciation and amortization on unconsolidated real estate entities	648	666	910	182	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(270)	(188)	(163)	(114)	(86)
Less: Gain on sales of real estate, net of taxes, excluding development portion (1)	(2,630)	(3,827)	(17,644)	(4,422)	(95)
Funds from operations (“FFO”)	159,188	137,695	110,961	97,527	88,328
Add: Minority interests-common units in the Operating Partnership	7,315	3,682	7,276	5,889	5,659
Less: Preferred share dividends	(16,102)	(16,068)	(15,404)	(14,615)	(16,329)
Less: Issuance costs associated with redeemed preferred shares	—	—	(3,896)	—	(1,813)
Funds from Operations - basic (“Basic FFO”)	150,401	125,309	98,937	88,801	75,845
Add: Expense on dilutive share-based compensation	—	—	—	—	382
Add: Convertible preferred share dividends	—	—	—	—	21
Funds from Operations - diluted (“Diluted FFO”)	$150,401	$125,309	$98,937	$88,801	$76,248

Weighted average common shares	48,132	46,527	41,463	37,371	33,173
Conversion of weighted average common units	8,107	8,296	8,511	8,702	8,726
Weighted average common shares/units - Basic FFO	56,239	54,823	49,974	46,073	41,899
Dilutive effect of share-based compensation awards	733	1,103	1,799	1,626	1,896
Assumed conversion of weighted average convertible preferred shares	—	—	—	—	134
Weighted average common shares/units - Diluted FFO	56,972	55,926	51,773	47,699	43,929

Diluted FFO per share	$2.64	$2.24	$1.91	$1.86	$1.74

Numerator for diluted EPS	$42,566	$18,716	$29,927	$24,416	$18,911
Add: Minority interests-common units in the Operating Partnership	7,315	3,682	7,276	5,889	5,659
Add: Real estate-related depreciation and amortization	102,772	106,260	78,631	62,850	51,371
Add: Depreciation and amortization on unconsolidated real estate entities	648	666	910	182	106
Less: Depreciation and amortization allocable to minority interests in other consolidated entities	(270)	(188)	(163)	(114)	(86)
Less: Gain on sales of real estate, net of taxes, excluding development portion (1)	(2,630)	(3,827)	(17,644)	(4,422)	(95)
Add: Expense on dilutive share-based compensation	—	—	—	—	382
Diluted FFO	$150,401	$125,309	$98,937	$88,801	$76,248

Denominator for diluted EPS	48,865	47,630	43,262	38,997	34,982
Weighted average common units	8,107	8,296	8,511	8,702	8,726
Dilutive effect of share-based compensation awards	—	—	—	—	221
Denominator for Diluted FFO per share	56,972	55,926	51,773	47,699	43,929

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms. Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced. Our capital strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates. As of December 31, 2008, 94.3% of our fixed-rate debt was scheduled to mature after 2009. As of December 31, 2008, 26.0% of our total debt had variable interest rates, including the effect of interest rate swaps. As of December 31, 2008, the percentage of our variable-rate debt, including the effect of interest rate swaps, relative to our total assets was 17.2%.

The following table sets forth our long-term debt obligations by scheduled maturity and weighted average interest rates at December 31, 2008 (dollars in thousands):

	For the Years Ending December 31,
	2009	2010	2011 (1)	2012	2013	Thereafter	Total
Long term debt:
Fixed rate (2)	$63,393	$74,033	$272,314	$42,200	$137,718	$540,708	$1,130,366
Weighted average interest rate	6.89%	5.98%	4.30%	6.33%	5.57%	5.58%	5.40%
Variable rate	$40,589	$—	$473,767	$221,400	$—	$—	$735,756

(1)          Includes amounts outstanding at December 31, 2008 of $392.5 million under our Revolving Credit Facility and $81.3 million under our Revolving Construction Facility that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net premiums of $501,000.

The fair market value of our debt was $1.71 billion at December 31, 2008 and $1.83 billion at December 31, 2007. If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $56.2 million at December 31, 2008 and $53.7 million at December 31, 2007.

We occasionally use derivative instruments such as interest rate swaps to further reduce our exposure to changes in interest rates. The following table sets forth information pertaining to our interest rate swap contracts in place as of December 31, 2008 and 2007, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	December 31,
Amount	LIBOR base	Date	Date	2008	2007
$50,000	5.0360%	3/28/2006	3/30/2009	$(540)	$(765)
25,000	5.2320%	5/1/2006	5/1/2009	(385)	(486)
25,000	5.2320%	5/1/2006	5/1/2009	(385)	(486)
50,000	4.3300%	10/23/2007	10/23/2009	(1,449)	(596)
100,000	2.5100%	11/3/2008	12/31/2009	(1,656)	N/A
120,000	1.7600%	1/2/2009	5/1/2012	(478)	N/A
100,000	1.9750%	1/1/2010	5/1/2012	(209)	N/A
				$(5,102)	$(2,333)

Based on our variable-rate debt balances, including the effect of interest rate swap contracts in place, our interest expense would have increased by $4.8 million in 2008 and $3.0 million in 2007 if short-term interest rates were 1% higher. Interest expense in 2008 was more sensitive to a change in interest rates than 2007 due primarily to our having a higher average variable-rate debt balance in 2008.

Item 8.    Financial Statements and Supplementary Data

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c)   Change in Internal Control over Financial Reporting

During the first quarter of 2008, we commenced the implementation of an Enterprise Resource Planning (ERP) suite of integrated operational and financial modules (the “ERP System”) that supports our current and future operational needs and enhances our internal control over financial reporting. The implementation of this ERP System has affected our internal control over financial reporting by, among other things, improving user access security and automating a number of accounting, back office, and reporting processes and activities. Other than the implementation of the ERP System, there have been no changes in internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2009 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.1.5	Articles Supplementary of Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

3.1.6	Articles Supplementary of Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

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

3.1.13	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended on March 1, 2007 (filed with the Company’s Current Report on Form 8-K dated March 7, 2007 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION

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

10.1.25

Twenty-Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated November 2, 2007 (filed with the Company’s Current Report on Form 8-K dated November 5, 2007 and incorporated herein by reference).

10.1.26

Twenty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated December 31, 2008 (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

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

10.5.1*

Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).

10.5.2*

Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.5.3*

Second Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

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

10.6.3*

Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.6.4*

Third Amendment to Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.6.5*

Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).

10.7.1*

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

10.7.3*

Second Amendment to Employment Agreement, dated March 2, 2007, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight S. Taylor (filed with the Company’s Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).

10.8*

Employment Agreement, dated November 18, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Karen M. Singer (filed with the Company’s Current Report on Form 8-K on December 1, 2005 and incorporated herein by reference).

10.9.1*

Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.9.2*

Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

10.10*

Employment Agreement, dated December 31, 2008, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

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

10.16

Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed on March 22, 2001 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.17

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

10.19

Second Amended and Restated Credit Agreement, dated October 1, 2007, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBanc Capital Markets; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; Bank of America, N.A.; Manufacturers and Traders Trust Company; and Citizens Bank of Pennsylvania (filed with the Company’s Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).

10.20

Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company’s Form 8-K on April 15, 2005 and incorporated herein by reference).

10.21.1

Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION

10.21.2

First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.22

Common Stock Delivery Agreement, dated as of September 18, 2006, between Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).

10.23

Purchase Agreement and Agreement and Plan of Merger, dated December 21, 2006, by and among the Corporate Office Properties Trust; Corporate Office Properties, L.P.; W&M Business Trust; and Nottingham Village, Inc. (filed on March 1, 2007 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.24

Purchase and Sale Agreement of Ownership Interests, dated December 21, 2006, by and between Corporate Office Properties, L.P. and Nottingham Properties, Inc. (filed on March 1, 2007 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.25

Construction Loan Agreement dated as of May 2, 2008 by and among Corporate Office Properties, L.P., as borrower, Corporate Office Properties Trust, as parent, Keybanc Capital Markets, Inc. as arranger, Keybank National Association, as administrative agent, Bank of America, N.A., as syndication agent, Manufacturers and Traders Trust Company, as documentation agent, and the financial institutions initially signatory thereto and their assignees pursuant to Section 12.5 thereof, as lenders (filed on August 8, 2008 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.26

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

32.1

Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.).

32.2

Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: February 27, 2009	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: February 27, 2009	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Jay H . Shidler	Chairman of the Board and	February 27, 2009
(Jay H. Shidler)	Trustee

/s/ Clay W. Hamlin, III	Vice Chairman of the Board and	February 27, 2009
(Clay W. Hamlin, III)	Trustee

/s/ Randall M. Griffin	President, Chief Executive	February 27, 2009
(Randall M. Griffin)	Officer and Trustee

/s/ Stephen E. Riffee	Executive Vice President and	February 27, 2009
(Stephen E. Riffee)	Chief Financial Officer
(Principal Financial Officer)

/s/ Gregory J. Thor	Vice President and Controller	February 27, 2009
(Gregory J. Thor)	(Principal Accounting
Officer)

/s/ Thomas F. Brady	Trustee	February 27, 2009
(Thomas F. Brady)

/s/ Robert L. Denton	Trustee	February 27, 2009
(Robert L. Denton)

/s/ Douglas M. Firstenberg	Trustee	February 27, 2009
(Douglas M. Firstenberg)

/s/ Steven D. Kesler	Trustee	February 27, 2009
(Steven D. Kesler)

/s/ Kenneth S. Sweet, Jr.	Trustee	February 27, 2009
(Kenneth S. Sweet, Jr.)

/s/ Kenneth D. Wethe	Trustee	February 27, 2009
(Kenneth D. Wethe)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULE

Schedule III -Real Estate and Accumulated Depreciation as of December 31, 2008	F-40

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2009

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Properties, net:
Operating properties, net	$2,283,806	$2,192,939
Projects under construction or development	493,083	396,012
Property held for sale	—	14,988
Total properties, net	2,776,889	2,603,939
Cash and cash equivalents	6,775	24,638
Restricted cash	13,745	15,121
Accounts receivable, net	13,684	24,831
Deferred rent receivable	64,131	53,631
Intangible assets on real estate acquisitions, net	91,848	108,661
Deferred charges, net	52,006	49,051
Prepaid expenses and other assets	93,789	51,981
Total assets	$3,112,867	$2,931,853
Liabilities and shareholders’ equity
Liabilities:
Mortgage and other loans payable	$1,704,123	$1,625,842
3.5% Exchangeable Senior Notes	162,500	200,000
Accounts payable and accrued expenses	93,625	75,535
Rents received in advance and security deposits	30,464	31,234
Dividends and distributions payable	25,794	22,441
Deferred revenue associated with acquired operating leases	10,816	11,530
Distributions in excess of investment in unconsolidated real estate joint venture	4,770	4,246
Other liabilities	9,596	8,288
Total liabilities	2,041,688	1,979,116
Minority interests:
Common units in the Operating Partnership	118,810	114,127
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,255	7,168
Total minority interests	137,865	130,095
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 at December 31, 2008 and 2007 (Note 11)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 51,790,442 at December 31, 2008 and 47,366,475 at December 31, 2007)	518	474
Additional paid-in capital	1,091,890	950,615
Cumulative distributions in excess of net income	(154,426)	(126,156)
Accumulated other comprehensive loss	(4,749)	(2,372)
Total shareholders’ equity	933,314	822,642
Total liabilities and shareholders’ equity	$3,112,867	$2,931,853

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Rental revenue	$336,942	$314,696	$253,021
Tenant recoveries and other real estate operations revenue	62,691	51,218	38,423
Construction contract revenues	186,608	37,074	52,182
Other service operations revenues	1,777	4,151	7,902
Total revenues	588,018	407,139	351,528
Expenses
Property operating expenses	141,139	123,258	93,088
Depreciation and other amortization associated with real estate operations	102,720	104,700	76,344
Construction contract expenses	182,111	35,723	49,961
Other service operations expenses	2,031	4,070	7,384
General and administrative expenses	25,329	21,704	18,048
Total operating expenses	453,330	289,455	244,825
Operating income	134,688	117,684	106,703
Interest expense	(83,646)	(85,576)	(72,984)
Interest and other income	2,070	3,030	1,077
Gain on early extinguishment of debt	10,376	—	—
Income from continuing operations before equity in loss of unconsolidated entities, income taxes and minority interests	63,488	35,138	34,796
Equity in loss of unconsolidated entities	(147)	(224)	(92)
Income tax expense	(201)	(569)	(887)
Income from continuing operations before minority interests	63,140	34,345	33,817
Minority interests in income from continuing operations
Common units in the Operating Partnership	(6,772)	(2,793)	(3,218)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other	(56)	122	136
Income from continuing operations	55,652	31,014	30,075
Discontinued operations, net of minority interests and taxes	2,179	2,210	18,420
Income before gain on sales of real estate	57,831	33,224	48,495
Gain on sales of real estate, net of minority interests and taxes	837	1,560	732
Net income	58,668	34,784	49,227
Preferred share dividends	(16,102)	(16,068)	(15,404)
Issuance costs associated with redeemed preferred shares	—	—	(3,896)
Net income available to common shareholders	$42,566	$18,716	$29,927
Basic earnings per common share
Income from continuing operations	$0.84	$0.35	$0.28
Discontinued operations	0.04	0.05	0.44
Net income available to common shareholders	$0.88	$0.40	$0.72
Diluted earnings per common share
Income from continuing operations	$0.83	$0.35	$0.27
Discontinued operations	0.04	0.04	0.42
Net income available to common shareholders	$0.87	$0.39	$0.69
Dividends declared per common share	$1.425	$1.300	$1.180

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005 (39,927,316 common shares outstanding)	$67	$399	$650,226	$(67,697)	$(482)	$582,513
Conversion of common units to common shares (245,793 shares)	—	3	11,075	—	—	11,078
Common shares issued to the public (2,000,000 shares)	—	20	82,413	—	—	82,433
Series J Preferred Shares issued to the public (3,390,000 shares)	34	—	81,823	—	—	81,857
Series E Preferred Shares redemption	(11)	—	(28,739)	—	—	(28,750)
Series F Preferred Shares redemption	(14)	—	(35,611)	—	—	(35,625)
Decrease in fair value of derivatives	—	—	—	—	(211)	(211)
Reversal of unearned restricted common share grants upon adoption of SFAS 123(R)	—	1	1,944	—	—	1,945
Exercise of share options (581,932 shares)	—	6	6,761	—	—	6,767
Share-based compensation	—	—	3,833	—	—	3,833
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,255)	—	—	(16,255)
Increase in tax benefit from share-based compensation	—	—	562	—	—	562
Net income	—	—	—	49,227	—	49,227
Dividends	—	—	—	(65,071)	—	(65,071)
Balance at December 31, 2006 (42,897,639 common shares outstanding)	76	429	758,032	(83,541)	(693)	674,303
Conversion of common units to common shares (554,221 shares)	—	6	25,402	—	—	25,408
Common shares issued in connection with acquisition of properties, net of transaction costs (3,161,000 shares)	—	32	156,619	—	—	156,651
Series K Preferred Shares issued in connection with acquisition of properties, net of transaction costs (531,667 shares)	5	—	26,562	—	—	26,567
Exercise of share options (620,858 shares)	—	6	7,470	—	—	7,476
Share-based compensation	—	1	6,642	—	—	6,643
Restricted common share redemptions (6,685 shares)	—	—	(351)	—	—	(351)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(29,761)	—	—	(29,761)
Decrease in fair value of derivatives	—	—	—	—	(1,679)	(1,679)
Net income	—	—	—	34,784	—	34,784
Dividends	—	—	—	(77,399)	—	(77,399)
Balance at December 31, 2007 (47,366,475 common shares outstanding)	81	474	950,615	(126,156)	(2,372)	822,642
Conversion of common units to common shares (258,917 shares)	—	3	7,505	—	—	7,508
Common shares issued to the public (3,737,500 shares)	—	37	138,886	—	—	138,923
Exercise of share options (180,239 shares)	—	2	2,833	—	—	2,835
Share-based compensation	—	2	9,034	—	—	9,036
Restricted common share redemptions (61,258 shares)	—	—	(1,320)	—	—	(1,320)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,716)	—	—	(16,716)
Decrease in fair value of derivatives	—	—	—	—	(2,377)	(2,377)
Increase in tax benefit from share-based compensation	—	—	1,053	—	—	1,053
Net income	—	—	—	58,668	—	58,668
Dividends	—	—	—	(86,938)	—	(86,938)
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,091,890	$(154,426)	$(4,749)	$933,314

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$58,668	$34,784	$49,227
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	8,147	4,220	7,800
Depreciation and other amortization	104,968	107,625	80,074
Amortization of deferred financing costs	3,955	3,676	2,981
Amortization of deferred market rental revenue	(2,064)	(1,985)	(1,904)
Gain on sales of real estate	(4,208)	(6,979)	(17,920)
Other gain on sales	(49)	(1,033)	—
Gain on redemption of 3.5% Exchangeable Senior Notes	(10,376)	—	—
Share-based compensation	9,036	6,643	3,833
Excess income tax benefits from share-based compensation	(1,053)	—	(562)
Other	(999)	(546)	(157)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(10,594)	(11,988)	(10,004)
Decrease (increase) in accounts receivable	11,128	1,544	(10,844)
Increase in restricted cash and prepaid and other assets	(15,061)	(5,040)	(7,098)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	31,136	(3,250)	13,544
(Decrease) increase in rents received in advance and security deposits	(770)	10,030	4,181
Net cash provided by operating activities	181,864	137,701	113,151
Cash flows from investing activities
Purchases of and additions to commercial real estate properties	(279,959)	(352,427)	(282,099)
Proceeds from sales of properties	33,412	21,684	46,704
Proceeds from sale of non-real estate investment	91	2,526	—
Mortgage loan receivable funded	(25,251)	—	—
Proceeds from sale of unconsolidated real estate joint venture	—	—	1,524
Acquisition of partner interests in consolidated joint ventures	(115)	(1,262)	(5,250)
Leasing costs paid	(7,670)	(12,182)	(10,480)
(Increase) decrease in restricted cash associated with investing activities	(842)	16,018	5,260
Purchases of furniture, fixtures and equipment	(3,581)	(1,663)	(8,109)
Other	(6,227)	(408)	(1,384)
Net cash used in investing activities	(290,142)	(327,714)	(253,834)
Cash flows from financing activities
Proceeds from mortgage and other loans payable	1,080,999	867,842	673,176
Proceeds from 3.5% Exchangeable Senior Notes	—	—	200,000
Repayments of debt
Balloon payments	(988,945)	(559,467)	(743,274)
Scheduled principal amortization	(13,668)	(19,928)	(19,316)
Repurchase of 3.5% Exchangeable Senior Notes	(26,890)	—	—
Deferred financing costs paid	(6,461)	(4,171)	(6,605)
Net proceeds from issuance of common shares	141,758	7,446	89,202
Net proceeds from issuance of preferred shares	—	—	81,857
Redemption of preferred shares	—	—	(64,375)
Dividends paid	(83,753)	(74,277)	(62,845)
Distributions paid	(12,002)	(11,188)	(10,422)
Excess income tax benefits from share-based compensation	1,053	—	562
Restricted share redemptions	(1,320)	(351)	—
Other	(356)	822	(138)
Net cash provided by financing activities	90,415	206,728	137,822
Net (decrease) increase in cash and cash equivalents	(17,863)	16,715	(2,861)
Cash and cash equivalents
Beginning of period	24,638	7,923	10,784
End of period	$6,775	$24,638	$7,923

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.             Organization and Business

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2008, our investments in real estate included the following:

•                  238 wholly owned operating properties totaling 18.5 million square feet;

•                  14 wholly owned properties under construction or development that we estimate will total approximately 1.6 million square feet upon completion;

•                  wholly owned land parcels totaling 1,611 acres that we believe are potentially developable into approximately 14.0 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under construction or redevelopment or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2008 and 2007 follows:

	December 31,
	2008	2007
Common Units	86%	85%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units	100%	100%

Three of our trustees controlled, either directly or through ownership by other entities or family members, an additional 12% of the Operating Partnership’s common units.

In addition to owning real estate, the Operating Partnership also owns 100% of a number of entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which we have a majority voting interest and control. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary of such entities. We eliminate all significant intercompany balances and transactions in consolidation.

We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations. We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over its operations.

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

Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and notes receivable, the allocation of real estate acquisition costs, the determination of estimated useful lives of assets, the evaluation of impairment of long-lived assets and the level of expense recognized in connection with share-based compensation. Actual results could differ from these and other estimates.

Acquisitions of Real Estate

We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their relative fair values at the date of acquisition. In making estimates of fair values for purposes of allocating a purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We allocate the costs of real estate acquisitions to the following components:

•                  properties based on a valuation of the acquired property performed with the assumption that the property is vacant upon acquisition (the “if vacant value”). The if-vacant fair value is allocated between land, buildings, tenant improvements and equipment based on our estimates of the relative fair values;

•                  above-market and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options). The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases (including periods under bargain renewal options);

•                  in-place lease value based on our estimates of carrying costs during the expected lease-up periods and costs to execute similar leases. Our estimate of carrying costs includes real estate taxes, insurance and other operating expenses and lost rentals during the expected lease-up periods considering current market conditions. Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs;

•                  tenant relationship value based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors; and

•                  market concentration premium based on our estimate of the additional amount that we pay for a property over the fair value of assets in connection with our strategy of increasing our presence in regional submarkets.

Properties

We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses, where appropriate. The amounts reported for our properties include our costs of:

•                  acquisitions;

•                  development and construction;

•                  building and land improvements; and

•                  tenant improvements paid by us.

We capitalize interest expense, real estate taxes, direct internal labor (including allocable overhead costs) and other costs associated with real estate undergoing construction and development activities to the cost of such activities. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. We continue to capitalize these costs while construction and development activities are underway until a property becomes “operational,” which occurs upon the earlier of when leases commence on space or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed property’s space in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational.

We depreciate our assets evenly over their estimated useful lives as follows:

•	Buildings and building improvements	10-40 years
•	Land improvements	10-20 years
•	Tenant improvements on operating properties	Related lease terms
•	Equipment and personal property	3-10 years

If events or circumstances indicate that a property to be held and used may be impaired, we perform a recoverability analysis based on the estimated undiscounted cash flows to be generated by the property. If the analysis indicates that the carrying value of the property is not recoverable from future cash flows, the property is written down to fair value and an impairment loss is recognized. Fair values are determined based on appraisals and/or estimated future cash flows using appropriate discount and capitalization rates.

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

When we sell an operating property, or determine that an operating property is held for sale, and determine that we have no significant continuing involvement in such property, we classify the results of operations for such property as discontinued operations. Interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations. When properties classified as discontinued operations are included in computations that determine the amount of our borrowing capacity under certain debt instruments (including our Revolving Credit Facility), we allocate a portion of such debt instruments’ interest expense to discontinued operations; we compute this allocation based on the percentage that the related properties represent of all properties included in determining the amount of our borrowing capacity under such debt instruments.

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

Accounts Receivable

Our accounts receivable are reported net of an allowance for bad debts of $1,455 at December 31, 2008 and $448 at December 31, 2007. We use judgment in estimating the uncollectability of our accounts receivable based primarily upon the payment history and credit status of the entities associated with the individual accounts.

Revenue Recognition

We recognize minimum rental revenue on a straight-line basis over the non-cancelable term of tenant leases. The non-cancelable term of a lease includes periods when a tenant: (1) may not terminate its lease obligation early; or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable. We report the amount by which our minimum rental revenue recognized on a straight-line basis under leases exceeds the contractual rent billings associated with such leases as deferred rent receivable on our Consolidated Balance Sheets.

We recognize tenant recovery revenue in the same periods in which we incur the related expenses. Tenant recovery revenue includes payments from tenants as reimbursement for property taxes, utilities and other property operating expenses.

We recognize fees received for lease terminations as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant’s lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is generally recognized evenly over the remaining life of the new or modified lease in place on that property.

We recognize fees for services provided by us once services are rendered, fees are determinable and collectability is assured. We recognize revenue under construction contracts using the percentage of completion method when the revenue and costs for such contracts can be estimated with reasonable accuracy; when these criteria do not apply to a contract, we recognize revenue on that contract using the completed contract method. Under the percentage of completion method, we recognize a percentage of the total estimated revenue on a contract based on the cost of services provided on the contract as of a point in time relative to the total estimated costs on the contract.

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled “Acquisitions of Real Estate.” We amortize the intangible assets and deferred revenue as follows:

•	Above- and below-market leases	Related lease terms
•	In-place lease assets	Related lease terms
•	Tenant relationship value	Estimated period of time that tenant will lease space in property
•	Market concentration premium	40 years

We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue; we refer to this amortization as amortization of deferred market rental revenue. We recognize the amortization of other intangible assets on real estate acquisitions as amortization expense.

Deferred Charges

We defer costs that we incur to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases.

We also defer costs for long-term financing arrangements and recognize these costs as interest expense over the related loan terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early.

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

Our computation of diluted EPS does not assume conversion of securities into our common shares if conversion of those securities would increase our diluted EPS in a given year. A summary of the numerator and denominator for purposes of basic and diluted EPS calculations is set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006
Numerator:
Income from continuing operations	$55,652	$31,014	$30,075
Add: Gain on sales of real estate, net	837	1,560	732
Less: Preferred share dividends	(16,102)	(16,068)	(15,404)
Less: Issuance costs associated with redeemed preferred shares	—	—	(3,896)
Numerator for basic and diluted EPS from continuing operations	40,387	16,506	11,507
Add: Income from discontinued operations, net	2,179	2,210	18,420
Numerator for basic and diluted EPS on net income available to common shareholders	$42,566	$18,716	$29,927
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	48,132	46,527	41,463
Dilutive effect of share-based compensation awards	733	1,103	1,799
Denominator for diluted EPS	48,865	47,630	43,262

Basic EPS:
Income from continuing operations	$0.84	$0.35	$0.28
Income from discontinued operations	0.04	0.05	0.44
Net income available to common shareholders	$0.88	$0.40	$0.72
Diluted EPS
Income from continuing operations	$0.83	$0.35	$0.27
Income from discontinued operations	0.04	0.04	0.42
Net income available to common shareholders	$0.87	$0.39	$0.69

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2008	2007	2006
Conversion of common units	8,107	8,296	8,511
Conversion of convertible preferred units	176	176	176
Conversion of convertible preferred shares	434	425	N/A
Anti-dilutive share-based compensation awards	1,142	695	387

As discussed in Note 9, the Operating Partnership has outstanding 3.50% Exchangeable Senior Notes that are due in 2026. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate of 18.6947 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2008 and is equivalent to an exchange price of $53.49 per common share). The Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

Share-Based Compensation

We have historically issued two forms of share-based compensation: options to purchase common shares (“options”) and restricted common shares (“restricted shares”). We account for our share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

When we adopted SFAS 123(R), we elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method enabled us to use a simplified method to establishing the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which was available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Statement does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  With respect to SFAS 157, the FASB also issued FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted, on a prospective basis, the portions of SFAS 157 not deferred by FSP FAS 157-2; this adoption did not have a material effect on our financial position, results of operations or cash flows. We do not expect that the adoption of SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 will have a material effect on our financial position, results of operations of cash flows.

We also adopted FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS-157-3”), effective upon its issuance by the FASB on October 10, 2008. The adoption of FSP FAS-157-3 did not have a material effect on our financial position, results of operations or cash flows.

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

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2008, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$4,549	$—	$—	$4,549
Liabilities:
Deferred compensation plan liability (2)	$4,549	$—	$—	$4,549
Interest rate swap contracts (2)	—	5,102	—	5,102
Liabilities	$4,549	$5,102	$—	$9,651

(1) Included in the line entitled “restricted cash” on our Consolidated Balance Sheet.

(2) Included in the line entitled “other liabilities” on our Consolidated Balance Sheet.

The carrying values of cash and cash equivalents, restricted cash, accounts receivables, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments. We estimated the fair values of our mortgage loans receivable by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument. We estimated fair values of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt; the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments. Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 8 for mortgage loans receivable, Note 9 for debt and Note 10 for derivatives.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us beginning on January 1, 2009. SFAS 141(R) will require us to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncement’s effective date, which is a significant change since our current practice is to capitalize such costs into the cost of the acquisitions. Other than the effect this change will have in connection with future acquisitions, we do not believe that our adoption of SFAS 141(R) will have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for us beginning on January 1, 2009. We believe that SFAS 160 will primarily affect how we present minority interests on our consolidated balance sheets, statements of operations and cash flows but will not otherwise have a material effect on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This new standard expands the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. We believe that SFAS 160 will lead to additional disclosure regarding derivatives in our notes to future financial statements but will not otherwise affect our financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB-14-1”). FSP APB-14-1 requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option. This pronouncement’s objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt). Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer’s conventional debt borrowing rate. The equity component is recorded based on the difference between the debt proceeds and the fair value of the liability. The difference between the liability’s principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt’s expected life using the effective interest method. The provisions of FSP APB-14-1 will be effective beginning January 1, 2009 and are to be applied retrospectively to all periods presented. While we are in the process of evaluating FSP APB-14-1, we currently believe that this pronouncement will affect the accounting for our 3.5% Exchangeable Senior Notes primarily by: (1) resulting in our recognition of additional interest expense, net of capitalized amounts, of approximately $3,200 in 2008, $3,100 in 2007 and $1,000 in 2006; and (2) decrease the amount of gain that we recognized on our repurchase of a $37,500 aggregate principal amount of such notes in 2008 by approximately $2,300.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for us beginning January 1, 2009, and interim periods within that year, and the EPS of prior periods will be adjusted retrospectively. We believe that upon our adoption of FSP EITF 03-6-1, we will be required to include a larger number of shares in our denominator for EPS attributable to our weighted average unvested restricted shares outstanding, which will have a decreasing effect to our EPS; however, we do not believe that this decreasing effect to our EPS from the larger number of shares will be material.

3.                                      Concentration of Rental Revenue

We derived large concentrations of our revenue from real estate operation from certain tenants during the periods set forth in our Consolidated Statements of Operations. The following table summarizes the percentage of our rental revenue (which excludes tenant recoveries and other real estate operations revenue) earned from (1) individual tenants that accounted for at least 5% of our rental revenue from continuing and discontinued operations and (2) the aggregate of the five tenants from which we recognized the most rental revenue in the respective years:

	For the Years Ended December 31,
	2008	2007	2006
United States Government	15%	13%	13%
Northrop Grumman Corporation (1)	8%	9%	N/A
Booz Allen Hamilton, Inc.	6%	7%	7%
Five largest tenants	35%	32%	32%

(1)  Includes affiliated organizations and agencies and predecessor companies.

We also derived in excess of 80% of our construction contract revenue from the United States Government in each of the years set forth on the Consolidated Statements of Operations.

In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 15. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Suburban Baltimore, Maryland (“Suburban Baltimore”), Suburban Maryland and St. Mary’s & King George Counties, are within close proximity to each other, and all but two of our regions (Colorado Springs, Colorado (“Colorado Springs”) and San Antonio, Texas (“San Antonio”)) are located in the Mid-Atlantic region of the United States.

4.                                      Commercial Real Estate Properties

Operating properties consisted of the following:

	December 31,
	2008	2007
Land	$423,985	$413,779
Buildings and improvements	2,202,931	2,064,960
	2,626,916	2,478,739
Less: accumulated depreciation	(343,110)	(285,800)
	$2,283,806	$2,192,939

As of December 31, 2007, an office property located in Dayton, New Jersey was classified as held for sale. We completed the sale of this property on January 31, 2008.

Projects we had under construction or development consisted of the following:

	December 31,
	2008	2007
Land	$220,863	$214,696
Construction in progress	272,220	181,316
	$493,083	$396,012

2008 Acquisitions

We acquired the following office properties in 2008:

				Total
		Date of	Number of	Rentable	Acquisition
Project Name	Location	Acquisition	Buildings	Square Feet	Cost
3535 Northrop Grumman Point	Colorado Springs, CO	6/10/2008	1	124,305	$23,240
1560 Cable Ranch Road (Buildings A and B)	San Antonio, TX	6/19/2008	2	122,975	17,317
			3	247,280	$40,557

The table below sets forth the allocation of the acquisition costs of these properties:

Land, operating properties	$3,396
Building and improvements	32,478
Intangible assets on real estate acquisitions	7,631
Total assets	43,505
Below-market leases	(2,948)
Total acquisition cost	$40,557

Intangible assets recorded in connection with the above acquisitions included the following:

		Weighted
		Average
		Amortization
		Period (in Years)
In-place lease value	$6,094	10
Tenant relationship value	1,537	12
	$7,631	11

We also completed the following acquisitions in 2008:

•                  a 107-acre land parcel in Frederick, Maryland that we believe can support approximately 1.0 million developable square feet for $8,703 (Frederick, Maryland is located in our Suburban Maryland region); and

•                  land parcels totaling 46 acres located in San Antonio that we believe can support approximately 750,000 developable square feet for $10,570.

2008 Construction and Development Activities

During 2008, we had seven newly-constructed buildings totaling 528,000 square feet (three located in Colorado Springs and two each in the Baltimore/Washington Corridor and San Antonio) become fully operational (89,000 of these square feet were placed into service in 2007) and placed into service 85,000 square feet in two partially operational properties (one each located in Suburban Maryland and Colorado Springs). We also placed into service 59,000 redeveloped square feet in a property located in Northern Virginia.

As of December 31, 2008, we had construction underway on four new buildings each in the Baltimore/Washington Corridor and Colorado Springs and two in Suburban Maryland (including the 85,000 square feet in operational properties described above). We also had development activities underway on three new buildings in the Baltimore/Washington Corridor and two each in Suburban Baltimore and San Antonio. In addition, we had redevelopment underway on one property located in the Baltimore/Washington Corridor.

2008 Dispositions

We sold the following operating properties in 2008:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
429 Ridge Road	Dayton, New Jersey	1/31/2008	1	142,385	$17,000	$1,365
7253 Ambassador Road	Woodlawn, Maryland	6/2/2008	1	38,930	5,100	1,278
47 Commerce Road	Cranbury, New Jersey	4/1/2008	1	41,398	3,150	—
			3	222,713	$25,250	$2,643

The gain from these sales is included on the line of our Consolidated Statements of Operations entitled “income from discontinued operations, net of minority interests.”

During 2008, we also completed the sale of six recently constructed office condominiums located in Herndon, Virginia (located in the Northern Virginia region) for sale prices totaling $8,388 in the aggregate. We recognized an aggregate gain before minority interests and taxes of $1,368 on these sales, which is included on the line of our Consolidated Statements of Operations entitled “gain on sales of real estate, net.”

2007 Acquisitions

On January 9 and 10, 2007, we completed a series of transactions that resulted in the acquisition of 56 operating properties totaling approximately 2.4 million square feet and land parcels totaling 187 acres. We refer to these transactions collectively as the Nottingham Acquisition. All of the acquired properties are located in Maryland, with 36 of the operating properties, totaling 1.6 million square feet, and land parcels totaling 175 acres, located in White Marsh, Maryland (located in the Suburban Baltimore region and the remaining properties and land parcels located in other regions in Northern Baltimore County and the Baltimore/Washington Corridor). We believe that the land parcels can support at least 2.0 million developable square feet. We completed the Nottingham Acquisition for an aggregate cost of $366,852. The table below sets forth the allocation of the acquisition costs of the Nottingham Acquisition:

Land, operating properties	$70,754
Land, construction or development	37,309
Building and improvements	210,264
Intangible assets on real estate acquisitions	53,214
Total assets	371,541
Below-market leases	(4,689)
Total acquisition cost	$366,852

Intangible assets recorded in connection with the Nottingham Acquisition included the following:

		Weighted
		Average
		Amortization
		Period (in Years)
Tenant relationship value	$25,778	8
In-place lease value	23,631	4
Above-market leases	3,805	4
	$53,214	6

Other acquisitions completed in 2007 included the following:

•                  the remaining 50% undivided interest in a 132-acre parcel of land located in Colorado Springs that we believe can support approximately 1.9 million developable square feet of office space for $13,586; and

•                  a 56-acre parcel of land located in Aberdeen, Maryland that we believe can support up to 800,000 developable square feet for $10,455 (Aberdeen, Maryland is located in our Suburban Baltimore region). The property is located adjacent to Aberdeen Proving Ground, a United States Government installation.

In addition, we acquired a 23-acre parcel of land located in Hanover, Maryland, with a fair value upon our acquisition of $9,829 (including improvements thereon contributed by us), through Arundel Preserve #5, LLC, a consolidated joint venture in which we own a 50% interest (Hanover, Maryland is located in our Baltimore/Washington Corridor region). The joint venture is completing the construction of an office property on the land parcel totaling approximately 152,000 square feet, and we believe the land parcel can support up to 303,000 additional developable square feet. We discuss joint ventures further in Note 5.

2007 Construction and Development Activities

During 2007, we had five properties totaling 568,433 square feet (three located in the Baltimore/Washington Corridor and two in our Other region) become fully operational (68,196 of these square feet were placed into service in 2006) and placed into service 48,377 square feet in a partially operational property located in the Baltimore/Washington Corridor.

As of December 31, 2007, we had construction underway on four new buildings in the Baltimore/Washington Corridor (including the partially operational property discussed above and one property owned through Arundel Preserve #5, LLC), four in Colorado Springs and two in San Antonio. We also had development activities underway on four new buildings located in the Baltimore/Washington Corridor, two each in Colorado Springs and Suburban Baltimore and one each in Suburban Maryland and King George County, Virginia. In addition, we had redevelopment underway on one wholly owned existing building located in Colorado Springs and three properties owned by joint ventures (two are located in Northern Virginia and one in the Baltimore/Washington Corridor).

2007 Dispositions

We sold the following operating properties in 2007:

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
2 and 8 Centre Drive (1)	Monroe, New Jersey	9/7/2007	2	32,331	$6,000	$1,931
7321 Parkway Drive (2)	Hanover, Maryland	9/7/2007	1	39,822	5,000	855
10552 Philadelphia Road (3)	White Marsh, Maryland	12/27/2007	1	56,000	6,800	1,127	(1)
			4	128,153	$17,800	$3,913

(1)          Excluding income tax of $44 on this gain.

We also sold three parcels of land in our Suburban Baltimore region totaling 16 acres developable into approximately 230,000 square feet for an aggregate of $8,687, resulting in a gain of $3,002 (excluding income tax of $1,069).

5.                                      Real Estate Joint Ventures

During the periods included herein, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below:

	Investment Balance at								Total	Maximum
	December 31,				Date		Nature of		Assets at	Exposure
	2008		2007		Acquired	Ownership	Activity		12/31/2008	to Loss (1)
Harrisburg Corporate
Gateway Partners, L.P.	$(4,770	)(2)	$(4,246	)(2)	9/29/2005	20%	Operates 16 buildings	(3)	$69,838	$—

(1)

Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us. Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages. Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, which we would be required to make if certain contingent events occur (see Note 18).

(2)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at December 31, 2008 and 2007 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)	This joint venture’s property is located in Greater Harrisburg, Pennsylvania.

A two-member management committee is responsible for making major decisions (as defined in the joint venture agreement) for Harrisburg Corporate Gateway Partners, L.P., and we control one of its management committee positions. Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests. We earned fees from the joint venture totaling $268 in 2008, $458 in 2007 and $619 in 2006 for property management, construction and leasing services. We believe that this entity is a VIE under FIN 46(R), but we do not believe that we are the primary beneficiary of the VIE due primarily to our partner’s: (1) greater exposure to economic risks as a result of the magnitude of its investment in comparison to ours; and (2) rights to control the activities of the entity.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	December 31,
	2008	2007
Commercial real estate property	$62,308	$63,773
Other assets	7,530	9,051
Total assets	$69,838	$72,824

Liabilities	$67,725	$67,991
Owners’ equity	2,113	4,833
Total liabilities and owners’ equity	$69,838	$72,824

The following table sets forth combined condensed statements of operations for the two unconsolidated real estate joint ventures we owned from January 1, 2006 through December 31, 2008, which included Harrisburg Corporate Gateway Partners, L.P. and Route 46 Partners, a joint venture that was dissolved on July 26, 2006:

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$9,593	$9,795	$11,521
Property operating expenses	(3,371)	(3,467)	(4,067)
Interest expense	(3,943)	(4,099)	(4,224)
Depreciation and amortization expense	(3,291)	(3,397)	(4,464)
Gain on sale	—	—	4,032
Net (loss) income	$(1,012)	$(1,168)	$2,798

We acquired the following interests in consolidated real estate joint ventures in 2007 and 2008:

•                  a 45% economic interest in M Square Associates, LLC (“M Square”) on January 29, 2008. We acquired this interest through our 90% ownership interest in Enterprise Campus Developer, LLC (“Enterprise Campus”), which in turn owns a 50% interest in M Square. M Square was created to ground lease, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland (in the Suburban Maryland region). Enterprise Campus’s partner in M Square received a capital credit for the value of the land that it leased to the joint venture. Enterprise Campus is responsible for funding and obtaining financing for all development and construction activities; its members expect to fund a portion of the costs through capital contributions in proportion to their respective ownership interests, and the remaining costs for which third party financing cannot be obtained will be funded through loans from us. Net cash flows of M Square will be distributed to the partners as follows: (1) member loans and accrued interest; (2) Enterprise Campus’s preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member. Net cash flows of Enterprise Campus will then be distributed to its members as follows:  (1) a $250 priority preferred return to us representing a return on a deposit we paid in lieu of a development bond on behalf of the joint venture; (2) the partners’ preferred returns and capital investments in proportion to the partners’ respective ownership interests; and (3) residual amounts according to a waterfall distribution schedule defined in the joint venture agreement under which our partner, who is acting as manager of day-to-day construction activities of the project, receives returns incrementally higher than its ownership percentage as net cash flows to the joint venture increase;

•                  a 50% interest in Arundel Preserve #5, LLC, on July 2, 2007. The joint venture owns a land parcel located in Hanover, Maryland on which it is constructing an office property totaling approximately 152,000 square feet. We believe the land parcel can support up to 303,000 additional developable square feet. Our partner received a capital credit for its contribution of the land to the joint venture, and we are responsible for funding all development and construction costs for which financing is not obtained. Net cash flows will be distributed to the partners as follows: (1) preferred returns in proportion to the partners’ respective capital accounts; (2) repayment of any building operating reserves funded by us; and (3) residual cash flows in proportion to the partners’ respective ownership interests; and

•                  a 92.5% interest in 13849 Park Center Road, LLC, a joint venture formed in 2007 to own property undergoing redevelopment that was previously owned by COPT Opportunity Invest I, LLC. This joint venture constructed office condominium units in Herndon, Virginia and, during 2008, sold six such units, as discussed in Note 4. Net cash flows of the joint venture were distributed to the partners in proportion to and to the extent of their capital accounts. On December 31, 2008, we acquired our partner’s 7.5% interest in this joint venture.

The table below sets forth information pertaining to our investments in consolidated joint ventures at December 31, 2008:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	12/31/2008	Activity	12/31/2008	12/31/2008
M Square Associates, LLC	6/26/2007	45.0%	Developing land parcels (1)	$31,569	$—
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping one property (2)	27,992	—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (3)	27,820	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	5,243	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	4,530	—
				$97,154	$—

(1) This joint venture is developing land parcels located in College Park, Maryland. We own a 90% interest in Enterprise Campus Developers, LLC, which in turn owns a 50% interest in M Square.

(2) This joint venture owns a property in the Baltimore/Washington Corridor region. On December 31, 2008, we acquired our partner’s interest in an affiliate of this joint venture that owns a property in the Northern Virginia region.

(3) This joint venture is developing a land parcel located in Hanover, Maryland.

(4) This joint venture’s property is located in Charles County, Maryland (located in our “Other” business segment).

(5) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

For COPT Opportunity Invest I, LLC and MOR Forbes 2 LLC, net cash flows will be distributed to the partners in proportion to and to the extent of (1) their preferred returns (as defined in the joint venture agreements) and (2) their capital accounts, and any residual amounts according to a waterfall distribution schedule defined in the joint venture agreements under which our partners, who are acting as managers of day-to-day construction activities of the projects, receive returns incrementally higher than their ownership percentages as net cash flows to the joint venture increase. For COPT-FD Indian Head, LLC, net cash flows will be distributed to the partners in proportion to their respective ownership interest.

We determined that all of our consolidated joint ventures were VIEs under FIN 46(R) and that we are the primary beneficiary of each VIE because of factors relating to our exposure to the potential economic risks of the ventures due primarily to: (1) the magnitude of our investment in comparison to our partners’; and/or (2) our responsibility to obtain financing and/or fund the activities of the ventures.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 18.

6.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	December 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
In-place lease value	$118,235	$53,213	$65,022	$142,471	$67,132	$75,339
Tenant relationship value	33,768	11,336	22,432	35,189	7,892	27,297
Above-market leases	8,817	5,542	3,275	14,428	9,555	4,873
Market concentration premium	1,333	214	1,119	1,333	181	1,152
	$162,153	$70,305	$91,848	$193,421	$84,760	$108,661

Amortization of the intangible asset categories set forth above totaled $24,030 in 2008, $32,157 in 2007 and $20,675 in 2006. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: nine years; tenant relationship value: seven years; above-market leases: four years; and market concentration premium: 34 years. The approximate weighted average amortization period for all of the categories combined is eight years. Estimated amortization expense associated with the intangible asset categories set forth above is: $18,762 for 2009; $14,457 for 2010; $11,693 for 2011; $9,523 for 2012; and $7,068 for 2013.

7.             Deferred Charges

Deferred charges consisted of the following:

	December 31,
	2008	2007
Deferred leasing costs	$69,529	$63,052
Deferred financing costs	21,805	32,617
Goodwill	1,853	1,853
Deferred other	131	155
	93,318	97,677
Accumulated amortization	(41,312)	(48,626)
Deferred charges, net	$52,006	$49,051

8.             Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
	2008	2007
Mortgage loans receivable (1)	$29,380	$3,582
Construction contract costs incurred in excess of billings	21,934	19,425
Prepaid expenses	18,357	13,907
Furniture, fixtures and equipment	12,819	11,410
Other assets	11,299	3,657
Prepaid expenses and other assets	$93,789	$51,981

(1)  On August 26, 2008, we loaned $24,813 to the owner of a 17-story Class A+ rental office property containing 471,000 square feet in Baltimore, Maryland. We have a secured interest in the ownership of the entity that owns the property and adjacent land parcels that is subordinate to that of a first mortgage on the property. The loan, which matures on August 26, 2011, carries a primary interest rate of 16.0%, although certain additional principal fundings available under the loan agreement carry an interest rate of 20.0%. While interest is payable to us under the loan on a monthly basis, to the extent that the borrower does not have sufficient net operating cash flow (as defined in the agreement) to pay all or a portion of the interest due under the loan in a given month, such unpaid portion of the interest shall be added to the loan principal amount used to compute interest in the following month. We are obligated to fund an aggregate of up to $26,550 under this loan, excluding any future compounding of unpaid interest. Our maximum exposure to loss under this loan is equal to any outstanding principal, including any unpaid compounded interest. The balance of this mortgage loan receivable was $25,797 at December 31, 2008.

The fair value of our mortgage loans receivable totaled $28,951 at December 31, 2008 and $3,582 at December 31, 2007.

9.             Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal Amount	Carrying Value at			Maturity
	Under Debt at	December 31,		Stated Interest Rates	Dates at
	December 31, 2008	2008	2007	at December 31, 2008	December 31, 2008
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$392,500	$361,000	LIBOR + 0.75% to 1.25% (1)	September 30, 2011 (2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (3)	N/A	967,617	1,124,551	5.20% - 8.63% (4)	2009 - 2034 (5)
Revolving Construction Facility (6)	225,000	81,267	—	LIBOR + 1.60% to 2.00%	May 2, 2011 (2)
Other variable rate secured loans	N/A	221,400	34,500	LIBOR + 2.25% (7)	August 1, 2012 (2)
Other construction loan facilities	48,000	40,589	104,089	LIBOR + 1.50% (8)	2009
Total mortgage and other secured loans		1,310,873	1,263,140

Note payable
Unsecured seller notes	N/A	750	1,702	5.95%	2016
Total mortgage and other loans payable		1,704,123	1,625,842

3.5% Exchangeable Senior Notes	N/A	162,500	200,000	3.50%	September 2026 (9)
Total debt		$1,866,623	$1,825,842

(1)          The weighted average interest rate on the Revolving Credit Facility was 1.49% at December 31, 2008.

(2)          These loans may be extended for a one-year period at our option, subject to certain conditions.

(3)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore are recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $501 at December 31, 2008 and $605 at December 31, 2007.

(4)          The weighted average interest rate on these loans was 5.72% at December 31, 2008.

(5)          A loan with a balance of $4,742 at December 31, 2008 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(6)          This loan is described in further detail below. The weighted average interest rate on this loan was 2.25% at December 31, 2008

(7)          The one loan in this category at December 31, 2008 is subject to a floor of 4.25%, which was the interest rate in effect at December 31, 2008.

(8)          The weighted average interest rate on these loans was 2.86% at December 31, 2008.

(9)          Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.

On October 1, 2007, we amended and restated the credit agreement on our Revolving Credit Facility with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC acted as co-lead arrangers, KeyBank National Association acted as administrative agent and Wachovia Bank, National Association acted as syndication agent. The amended and restated credit agreement increased the amount of the lenders’ aggregate commitment under the facility from $500,000 to $600,000, which includes a $50,000 letter of credit subfacility and a $50,000 swingline facility (same-day draw requests), with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $800,000, subject to certain conditions. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions. The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the one-month rate) plus 0.75% to 1.25%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as the administrative agent or (b) the Federal Funds Rate, as defined in the credit agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under the facility is payable on the maturity date. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.125% to 0.20%. As of December 31, 2008, the maximum amount of borrowing capacity under this line of credit totaled $600,000, of which $191,250 was available.

On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A.

acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; this loan is referred to in the table above as the “Revolving Construction Facility.”  The construction loan agreement provides for an aggregate commitment by the lenders of $225,000, with a right for us to further increase the lenders’ aggregate commitment during the term to a maximum of $325,000, subject to certain conditions. Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral. Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties’ construction budgets, subject to certain other loan-to-value and debt coverage requirements. As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement’s aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral. The construction loan agreement matures on May 2, 2011 and may be extended by one year at our option, subject to certain conditions. The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the one-month rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date. The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

On July 18, 2008, we borrowed $221,400 under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points, subject to a floor of 4.25%. This loan facility has a four-year term with an option to extend by an additional year.

In 2006, our Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.6947 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2008 and is equivalent to an exchange price of $53.49 per common share). On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to September 11, 2011, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us. In November 2008, we repurchased a $37,500 aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26,654 from which we recognized a gain of $10,376, net of unamortized loan issuance costs.

In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral. Many of our real estate properties were pledged on loan obligations as of December 31, 2008. Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including adjusted consolidated net worth, minimum property interest coverage, minimum property hedged interest coverage, minimum consolidated interest coverage, maximum consolidated unhedged floating rate debt and maximum consolidated total indebtedness. As of December 31, 2008, we were in compliance with these financial covenants.

Our debt matures on the following schedule:

2009	$103,982
2010	74,033
2011	746,081
2012	263,600
2013	137,718
Thereafter	540,708
Total	$1,866,122	(1)

(1)  Represents scheduled principal amortization and maturities only and therefore excludes net premiums of $501.

Weighted average borrowings under our Revolving Credit Facility totaled $412,718 in 2008 and $298,901 in 2007. The weighted average interest rate on this credit facility was 4.33% in 2008 and 6.45% in 2007.

We capitalized interest costs of $17,632 in 2008, $19,274 in 2007 and $14,559 in 2006.

The following table sets forth information pertaining to the fair value of our debt:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,130,867	$1,010,127	$1,326,253	$1,326,884
Variable-rate debt	735,756	702,092	499,589	499,589
	$1,866,623	$1,712,219	$1,825,842	$1,826,473

10.          Derivatives

The following table sets forth the key terms and fair values of our interest rate swap contracts:

				Fair Value at
Notional	One-Month	Effective	Expiration	December 31,
Amount	LIBOR base	Date	Date	2008	2007
$50,000	5.0360%	3/28/2006	3/30/2009	$(540)	$(765)
25,000	5.2320%	5/1/2006	5/1/2009	(385)	(486)
25,000	5.2320%	5/1/2006	5/1/2009	(385)	(486)
50,000	4.3300%	10/23/2007	10/23/2009	(1,449)	(596)
100,000	2.5100%	11/3/2008	12/31/2009	(1,656)	N/A
120,000	1.7600%	1/2/2009	5/1/2012	(478)	N/A
100,000	1.9750%	1/1/2010	5/1/2012	(209)	N/A
				$(5,102)	$(2,333)

These amounts are included on our Consolidated Balance Sheets as other liabilities.

We designated these derivatives as cash flow hedges. These contracts hedge the risk of changes in interest rates on certain of our one-month LIBOR-based variable rate borrowings.

The table below sets forth our accounting application of changes in derivative fair values:

	For the Years Ended December 31,
	2008	2007	2006
Decrease in fair value applied to AOCL(1) and minority interests	$(2,769)	$(2,025)	$(308)

(1)          AOCL is defined in Note 2.

11.          Shareholders’ Equity

Preferred Shares

At December 31, 2008, we had 15.0 million preferred shares of beneficial interest (“preferred shares”) authorized at $0.01 par value. The table below sets forth additional information pertaining to our preferred shares of beneficial interest:

Series	# of Shares Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Dividend Yield	Annual Dividend Per Share	Earliest Redemption Date
Series G	2,200,000	$55,000	August 2003	8.000%	$2.00000	8/11/2008
Series H	2,000,000	50,000	December 2003	7.500%	$1.87500	12/18/2008
Series J	3,390,000	84,750	July 2006	7.625%	$1.90625	7/20/2011
Series K	531,667	26,583	January 2007	5.600%	$2.80000	1/9/2017
	8,121,667	$216,333

Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of preferred units in the Operating Partnership owned by us that carries substantially the same terms.

On January 9, 2007, we issued the Series K Cumulative Redeemable Preferred Shares (“Series K Preferred Shares”) in the Nottingham Acquisition at a value of, and liquidation preference equal to, $50 per share. Series K Preferred Shares are nonvoting and are convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares.

Common Shares

In connection with the Nottingham Acquisition in January 2007, we issued 3.2 million common shares at a value of $49.57 per share.

In September 2008, we issued 3.7 million common shares at a public offering price of $39 per share. We contributed the net proceeds after underwriting discount but before offering costs totaling $139,203 to our Operating Partnership in exchange for 3.7 million common units.

Common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit in the amount of 258,917 in 2008, 554,221 in 2007 and 245,793 in 2006.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Years Ended December 31,
	2008	2007	2006
Beginning balance	$(2,372)	$(693)	$(482)
Unrealized loss on derivatives, net of minority interests	(2,430)	(1,731)	(262)
Realized loss on derivatives, net of minority interests	53	52	51
Ending balance	$(4,749)	$(2,372)	$(693)

The table below sets forth our comprehensive income:

	For the Years Ended December 31,
	2008	2007	2006
Net income	$58,668	$34,784	$49,227
Unrealized loss on derivatives, net of minority interests	(2,430)	(1,731)	(262)
Realized loss on derivatives, net of minority interests	53	52	51
Total comprehensive income	$56,291	$33,105	$49,016

12.          Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

In 1993, we adopted a plan for our Trustees under which we have 75,000 options reserved for issuance. As of December 31, 2007, there were no remaining awards available for future grant under this plan.

In March 1998, we adopted a long-term incentive plan for our Trustees and employees. This plan, which expired in March 2008, provided for the award of options, restricted shares and dividend equivalents. We were authorized to issue awards under the plan amounting to no more than 13% of the total of (1) our common shares outstanding plus (2) the number of shares that would be outstanding upon redemption of all units of the Operating Partnership or other securities that are convertible into our common shares.

At our 2008 Annual Meeting of Shareholders held on May 22, 2008, our shareholders approved the 2008 Omnibus Equity and Incentive Plan, under which we may issue equity-based awards to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan.  The plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 22, 2018.

Trustee options under these plans become exercisable beginning on the first anniversary of their grant. The vesting periods for employees’ options under this plan vary from award to award. Options expire ten years after the date of grant. Restricted shares vest based on increments and over periods of time set forth under the terms of the respective awards. Shares for each of our share-based compensation plans are issued under registration statements on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

The following table summarizes option transactions under the plans described above:

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,709,927	$5.63 - $36.08	$14.41
Granted – 2006	503,800	$36.24 - $50.59	$42.84
Forfeited/Expired – 2006	(68,107)	$13.60 - $47.79	$33.43
Exercised – 2006	(589,101)	$5.63 - $34.76	$11.49
Outstanding at December 31, 2006	2,556,519	$7.38 - $50.59	$20.18
Granted – 2007	297,691	$42.40 - $57.00	$47.87
Forfeited/Expired – 2007	(99,177)	$20.34 - $53.16	$42.31
Exercised – 2007	(613,689)	$5.25 - $44.73	$12.18
Outstanding at December 31, 2007	2,141,344	$7.38 - $57.00	$25.29	6	$22,639
Granted – 2008	40,000	$37.81	$37.81
Forfeited/Expired – 2008	(51,786)	$8.00 - $53.16	$43.07
Exercised – 2008	(180,239)	$7.63 - $34.76	$15.72
Outstanding at December 31, 2008	1,949,319	$7.38 - $57.00	$25.96	5	$18,744
Exercisable at December 31, 2006	1,753,428	(1)	$12.65
Exercisable at December 31, 2007	1,507,876	(2)	$18.05
Exercisable at December 31, 2008	1,657,956	(3)	$22.60	5	$18,744
Options expected to vest	272,240	$36.24 - $57.00	$45.00	8	$—

(1) 234,082 of these options had an exercise price ranging from $7.38 to $7.99; 754,068 had an exercise price ranging from $8.00 to $10.99; 456,732 had an exercise price ranging from $11.00 to $16.99; 198,241 had an exercise price ranging from $17.00 to $25.99; and 110,305 had an exercise price range of $26.00 to $36.08.

(2) 232,982 of these options had an exercise price ranging from $7.38 to $7.99; 291,762 had an exercise price ranging from $8.00 to $10.99; 406,211 had an exercise price ranging from $11.00 to $16.99; 237,382 had an exercise price ranging from $17.00 to $25.99; 163,648 had an exercise price ranging from $26.00 to $34.99; 130,265 had an exercise price ranging from $35.00 to $43.99; and 45,626 had an exercise price ranging from $44.00 to $52.99.

(3) 228,732 of these options had an exercise price ranging from $7.38 to $7.99; 195,950 had an exercise price ranging from $8.00 to $10.99; 395,217 had an exercise price ranging from $11.00 to $16.99; 226,805 had an exercise price ranging from $17.00 to $25.99; 210,373 had an exercise price ranging from $26.00 to $34.99; 242,082 had an exercise price ranging from $35.00 to $43.99; and 158,797 had an exercise price ranging from $44.00 to $57.00.

The aggregate intrinsic value of options exercised was $3,682 in 2008, $23,627 in 2007 and $19,748 in 2006.

We computed share-based compensation expense under the fair value method using the Black-Scholes option-pricing model; the weight average assumptions we used in that model are set forth below:

	For the Years Ended December 31,
	2008 (4)	2007	2006
Weighted average fair value of grants on grant date	$8.00	$9.58	$8.99
Risk-free interest rate (1)	3.62%	4.64%	4.91%
Expected life-years	6.52	6.15	6.82
Expected volatility (2)	24.22%	21.46%	23.69%
Expected dividend yield (3)	3.07%	3.24%	3.82%

(1)          Ranged from 4.53% to 4.91% in 2007 and from 4.38% to 5.30% in 2006.

(2)          Ranged from 21.28% to 21.75% in 2007 and from 22.37% to 25.11% in 2006.

(3)          Ranged from 3.12% to 3.35% in 2007 and from 3.36% to 4.25% in 2006.

(4)          Since one group of grants sharing the same terms took place in 2008, the assumptions used for such grants were uniform.

The following table summarizes restricted share transactions under the plans described above:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	395,609	$19.88
Granted	163,420	$42.65
Forfeited	(20,822)	$23.67
Vested	(124,517)	$17.16
Unvested at December 31, 2006	413,690	$29.51
Granted	141,359	$49.50
Forfeited	(1,917)	$50.57
Vested	(137,227)	$22.54
Unvested at December 31, 2007	415,905	$38.50
Granted	308,569	$31.76
Forfeited	(19,851)	$36.07
Vested	(142,195)	$35.32
Unvested at December 31, 2008	562,428	$35.69
Restricted shares expected to vest	535,721

The fair value of restricted shares that vested was $5,023 in 2008, $6,938 in 2007 and $5,319 in 2006.

We realized windfall tax benefits of $1,053 in 2008 and $562 in 2006 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax. We did not realize a windfall tax benefit in 2007 because COMI had a net operating loss carryforward for tax purposes; had COMI not had a net operating loss carryforward in 2007, we would have recognized a windfall tax benefit of $1,691 in 2007.

The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2008	2007	2006
Increase in general and administrative expenses	$6,324	$4,461	$2,659
Increase in construction contract and other service operations expenses	1,943	1,749	964
Share-based compensation expense	8,267	6,210	3,623
Income taxes	(45)	(150)	(107)
Minority interests	(1,224)	(946)	(617)
Net share-based compensation expense	$6,998	$5,114	$2,899

We also capitalized share-based compensation costs of approximately $769 in 2008, $433 in 2007 and $212 in 2006.

The amounts included in our Consolidated Statements of Operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 7% for options and a range of 2% to 5% for restricted shares for 2008 and 2007 and 5% for all share-based awards in 2006.

As of December 31, 2008, there was $1,300 of unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted average period of approximately one year. As of December 31, 2008, there was $12,929 of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years.

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation. We match a participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation. Employees’ contributions are fully vested and our matching contributions vest in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $641 in 2008, $442 in 2007 and $538 in 2006. The 401(k) plan is fully funded at December 31, 2008.

Deferred Compensation Plan

We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We match the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation after deducting contributions, if any, made under our 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. The balance of the plan, which was fully funded, totaled $4,549 at December 31, 2008 and $6,014 at December 31, 2007, and is included in the accompanying Consolidated Balance Sheets.

13.          Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2008 were as follows:

For the Years Ended December 31,
2009	$321,815
2010	270,435
2011	228,894
2012	192,495
2013	146,578
Thereafter	506,733
Total	$1,666,950

We consider a lease to be noncancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would be highly unlikely.

14.          Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
Interest paid, net of capitalized interest	$82,015	$84,278	$68,617
Income taxes paid	$1,115	$123	$54
Supplemental schedule of non-cash investing and financing activities:

Debt assumed in connection with acquisitions	$—	$38,996	$39,011
Issuance of common shares in connection with acquisition of properties (before transaction costs)	$—	$156,691	$—
Issuance of preferred shares in connection with acquisition of properties (before transaction costs)	$—	$26,583	$—
Proceeds from sales of properties invested in restricted cash account	$—	$701	$33,730
Restricted cash used in connection with acquisitions of properties	$—	$20,827	$—
Issuance of common units in the Operating Partnership in connection with acquisition of properties (before transaction costs)	$—	$12,125	$7,497
Note receivable assumed upon sale of real estate property	$—	$3,582	$—
(Decrease) increase in accrued capital improvements and leasing costs	$(14,799)	$8,638	$18,181
Consolidation of real estate joint venture:
Real estate assets	$14,208	$3,864	$—
Prepaid and other assets	(10,859)	1,021	—
Minority interest	(3,349)	(4,885)	—
Net adjustment	$—	$—	$—
Reclassification of operating assets to investment assets in connection with consolidation of real estate joint ventures	$—	$16,725	$—
Property acquired through lease arrangement included in rents received in advance and security deposits	$—	$711	$1,282
Decrease in fair value of derivatives applied to AOCL and minority interests	$(2,769)	$(2,025)	$(308)
Adjustments to minority interests resulting from changes in ownership of Operating Partnership by COPT	$16,716	$29,761	$16,255
Dividends/distribution payable	$25,794	$22,441	$19,164
Decrease in minority interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$7,508	$25,408	$11,078

15.          Information by Business Segment

As of December 31, 2008, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s & King George Counties; San Antonio; and Northern/Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Northern/ Central New Jersey	Other	Intersegment Eliminations	Total
Year Ended December 31, 2008
Revenues	$186,459	$77,017	$54,799	$20,372	$19,346	$10,025	$12,939	$9,311	$2,567	$10,708	$(3,552)	$399,991
Property operating expenses	65,474	29,520	23,978	7,284	7,102	202	3,245	2,425	344	3,192	(1,417)	141,349
NOI	$120,985	$47,497	$30,821	$13,088	$12,244	$9,823	$9,694	$6,886	$2,223	$7,516	$(2,135)	$258,642
Additions to commercial real estate properties	$87,246	$5,449	$17,132	$73,526	$39,468	$1,575	$2,801	$34,973	$43	$13,146	$(72)	$275,287
Segment assets at December 31, 2008	$1,264,170	$464,202	$438,818	$252,129	$154,983	$95,783	$95,244	$96,643	$21,179	$230,711	$(995)	$3,112,867

Year Ended December 31, 2007
Revenues	$173,509	$72,402	$54,570	$15,304	$16,675	$10,025	$12,665	$7,370	$4,846	$5,586	$(3,430)	$369,522
Property operating expenses	56,871	25,893	22,034	5,912	6,681	131	3,064	1,578	2,053	4,774	(3,862)	125,129
NOI	$116,638	$46,509	$32,536	$9,392	$9,994	$9,894	$9,601	$5,792	$2,793	$812	$432	$244,393
Additions to commercial real estate properties	$159,759	$23,645	$280,234	$49,924	$2,927	$1,236	$1,040	$3,204	$647	$61,046	$(1,955)	$581,707
Segment assets at December 31, 2007	$1,215,497	$482,570	$448,093	$181,641	$116,812	$96,051	$95,208	$59,295	$40,672	$197,002	$(988)	$2,931,853

Year Ended December 31, 2006
Revenues	$147,630	$63,516	$28,571	$9,774	$15,316	$10,025	$12,087	$7,441	$12,296	$581	$(2,522)	$304,715
Property operating expenses	45,708	22,729	11,896	3,663	5,720	174	3,125	1,535	3,313	2,243	(3,741)	96,365
NOI	$101,922	$40,787	$16,675	$6,111	$9,596	$9,851	$8,962	$5,906	$8,983	$(1,662)	$1,219	$208,350
Additions to commercial real estate properties	$191,999	$21,640	$4,250	$66,628	$4,664	$1,202	$1,823	$8,814	$1,398	$39,464	$(1,720)	$340,162
Segment assets at December 31, 2006	$1,084,348	$473,539	$159,771	$135,115	$117,573	$97,792	$97,661	$52,661	$48,499	$155,083	$(2,441)	$2,419,601

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2008	2007	2006
Segment revenues	$399,991	$369,522	$304,715
Construction contract revenues	186,608	37,074	52,182
Other service operations revenues	1,777	4,151	7,902
Less: Revenues from discontinued operations (Note 17)	(358)	(3,608)	(13,271)
Total revenues	$588,018	$407,139	$351,528

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2008	2007	2006

Segment property operating expenses	$141,349	$125,129	$96,365
Less: Property expenses from discontinued operations (Note 17)	(210)	(1,871)	(3,277)
Total property operating expenses	$141,139	$123,258	$93,088

As previously discussed, we own 100% of a number of entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties. The revenues and costs associated with these services include subcontracted costs that are reimbursed to us by the customer at no mark up. As a result, the operating margins from these operations are small relative to the revenue. We use the net of such revenues and expenses to evaluate the performance of our service operations since we view such service operations to be an ancillary component of our overall operations that we expect to continue to be a small contributor to our operating income relative to our real estate operations. The table below sets forth the computation of our income from service operations:

	For the Years Ended December 31,
	2008	2007	2006
Construction contract revenues	$186,608	$37,074	$52,182
Other service operations revenues	1,777	4,151	7,902
Construction contract expenses	(182,111)	(35,723)	(49,961)
Other service operations expenses	(2,031)	(4,070)	(7,384)
Income from service operations	$4,243	$1,432	$2,739

The following table reconciles our NOI for reportable segments and income from service operations to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2008	2007	2006
NOI for reportable segments	$258,642	$244,393	$208,350
Income from service operations	4,243	1,432	2,739
Interest and other income	2,070	3,030	1,077
Gain on early extinguishment of debt	10,376	—	—
Equity in loss of unconsolidated entities	(147)	(224)	(92)
Income tax expense	(201)	(569)	(887)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(102,720)	(104,700)	(76,344)
General and administrative expenses	(25,329)	(21,704)	(18,048)
Interest expense on continuing operations	(83,646)	(85,576)	(72,984)
Minority interests in continuing operations	(7,488)	(3,331)	(3,742)
NOI from discontinued operations	(148)	(1,737)	(9,994)
Income from continuing operations	$55,652	$31,014	$30,075

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

16.          Income Taxes

Corporate Office Properties Trust elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our shareholders. If we fail to qualify as a REIT in any tax year, we will be subject to Federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

The differences between taxable income reported on our income tax return (estimated 2008 and actual 2007 and 2006) and net income as reported on our Consolidated Statements of Operations are set forth below:

	For the Years Ended December 31,
	2008	2007	2006
	(Estimated)

Net income	$58,668	$34,784	$49,227
Adjustments:
Rental revenue recognition	(13,458)	(6,128)	(8,186)
Compensation expense recognition	2,053	(18,685)	(17,079)
Operating expense recognition	1,007	194	(118)
Gain on sales of properties	(831)	6,451	(10,690)
Losses from service operations	(2,398)	(1,476)	(2,288)
Income tax expense	779	572	887
Depreciation and amortization	36,717	44,215	26,554
Income from unconsolidated entities	277	342	709
Minority interests, gross	(973)	(1,119)	1,862
Other	(2,674)	(1,233)	696
Taxable income	$79,167	$57,917	$41,574

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Ordinary income	94.0%	59.5%	50.3%	98.4%	78.4%	87.4%
Long term capital gain	1.5%	16.4%	7.2%	1.6%	21.6%	12.6%
Return of capital	4.5%	24.1%	42.5%	0.0%	0.0%	0.0%

We distributed all of our REIT taxable income in 2008, 2007 and 2006 and, as a result, did not incur Federal income tax in those years on such income. However, we did incur income tax totaling $1,112 in 2007 on built-in gain on properties, which is included in the Consolidated Statements of Operations as follows: $1,068 in gain in sales of real estate, net of minority interests and income taxes; and $44 in discontinued operations net of minority interests and income taxes.

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes. Our TRS had income before income taxes under GAAP of $2,015 in 2008, $1,476 in 2007 and $2,288 in 2006. Our TRS’ provision for income tax consisted of the following:

	For the Years Ended December 31,
	2008	2007	2006
Deferred
Federal	$352	$468	$641
State	26	104	141
	378	572	782
Current
Federal	328	—	86
State	73	—	19
	401	—	105

Total income tax expense	$779	$572	$887

Reported on line entitled income taxes	$201	$569	$887
Reported on line entitled gain on sales of real estate, net	578	3	—
Total income tax expense	$779	$572	$887

A reconciliation of our TRS’ Federal statutory rate to the effective tax rate for income tax reported on our Statements of Operations is set forth below:

	For the Years Ended
	December 31,
	2008	2007	2006
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.6%	4.6%
Other	0.6%	0.1%	0.2%
Effective tax rate	39.2%	38.7%	38.8%

Items in our TRS contributing to temporary differences that lead to deferred taxes include net operating losses that are not deductible until future periods, depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense on our Consolidated Statements of Operations. We did not separately state these amounts on our Consolidated Statements of Operations because they are insignificant.

17.          Discontinued Operations

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

•                  Brown’s Wharf property that was sold on September 28, 2006;

•                  2 and 8 Centre Drive properties that were sold on September 7, 2007;

•                  7321 Parkway property that was sold on September 7, 2007;

•                  10552 Philadelphia Road property that was sold on December 27, 2007;

•                  429 Ridge Road property that was sold on January 31, 2008 (this property was classified as held for sale as of December 31, 2007);

•                  47 Commerce Drive property that was sold on April 1, 2008; and

•                  7253 Ambassador Road property that was sold on June 2, 2008.

Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of income from discontinued operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenue from real estate operations	$358	$3,608	$13,271
Expenses from real estate operations:
Property operating expenses	210	1,871	3,277
Depreciation and amortization	52	1,560	2,287
Interest expense	51	1,382	2,417
Other	—	—	—
Expenses from real estate operations	313	4,813	7,981
Income from discontinued operations before gain on sales of real estate and minority interests	45	(1,205)	5,290
Gain on sales of real estate	2,526	3,871	17,031
Income taxes	—	(44)	—
Minority interests in discontinued operations	(392)	(412)	(3,901)
Income from discontinued operations, net of minority interests	$2,179	$2,210	$18,420

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

Acquisitions

At December 31, 2008, we were obligated to make an additional cash payment of up to $4,000 in a future year in connection with our acquisition of the land at the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland. This payment could be reduced by a range of $750 to the full $4,000 depending on (1) defined levels of job creation resulting from the future development of the property taking place and (2) future real estate taxes generated by the property.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of December 31, 2008.

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

Office Space Operating Leases

We are obligated as lessee under three operating leases for office space. Future minimum rental payments due under the terms of these leases as of December 31, 2008 follow:

2009	$178
2010	135
2011	57
$370

Other Operating Leases

We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of December 31, 2008 follow:

2009	$426
2010	204
2011	69
2012	15
$714

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

19.          Quarterly data (Unaudited)

The tables below set forth selected quarterly information for the years ended December 31, 2008 and 2007. Certain of the amounts below have been reclassified to conform to the current period presentation of our Consolidated Financial Statements. In addition, revenues for the three months ended March 31, 2008 and June 30, 2008 include adjustments of $1,622 and $7,280, respectively, representing increases to construction contract revenues that were offset by an equal dollar amount of increases to construction contract expenses; these adjustments did not affect the operating income or net income previously reported on the Forms 10-Q filed with respect to such periods and are not material to the financial statements.

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$107,616	$120,370	$191,088	$168,944
Operating income	$31,742	$33,496	$35,891	$33,559
Income from continuing operations	$9,521	$11,707	$12,953	$21,471
Income (loss) from discontinued operations	$1,072	$1,115	$(8)	$—
Net income	$11,395	$12,853	$12,949	$21,471
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)
Net income available to common shareholders	$7,370	$8,827	$8,924	$17,445
Basic earnings per share:
Income from continuing operations	$0.13	$0.16	$0.19	$0.34
Net income available to common shareholders	$0.16	$0.19	$0.19	$0.34
Diluted earnings per share:
Income from continuing operations	$0.13	$0.16	$0.19	$0.34
Net income available to common shareholders	$0.15	$0.18	$0.19	$0.34

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,705	$101,321	$104,263	$102,850
Operating income	$26,429	$28,867	$30,605	$31,783
Income from continuing operations	$5,411	$8,112	$8,347	$9,144
Income (loss) from discontinued operations	$136	$(396)	$2,046	$424
Net income	$5,547	$7,877	$11,431	$9,929
Preferred share dividends	(3,993)	(4,025)	(4,025)	(4,025)
Net income available to common shareholders	$1,554	$3,852	$7,406	$5,904
Basic earnings per share:
Income from continuing operations	$0.03	$0.09	$0.11	$0.12
Net income available to common shareholders	$0.03	$0.08	$0.16	$0.13
Diluted earnings per share:
Income from continuing operations	$0.03	$0.09	$0.11	$0.11
Net income available to common shareholders	$0.03	$0.08	$0.15	$0.12

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2008

(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired

751, 753, 760, 785 Jolly Road (O)	Blue Bell, PA	$—	$22,080	$96,122	$142	$22,080	$96,264	$118,344	$(24,761)	1960/1994	10/14/1997
7125 Columbia Gateway Drive (O)	Columbia, MD	36,576	20,487	47,025	1,716	20,487	48,741	69,228	(3,921)	1973/1999	6/29/2006
13200 Woodland Park Road (O)	Herndon, VA	66,111	10,428	41,711	13,346	10,428	55,057	65,485	(10,206)	2002	6/2/2003
1751 Pinnacle Drive (O)	McLean, VA	33,160	10,486	42,339	10,105	10,486	52,444	62,930	(7,054)	1989/1995	9/23/2004
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,500	5,958	5,193	53,458	58,651	(12,494)	1989	11/30/2001
11751 Meadowville Lane (O)	Richmond, VA	50,780	1,305	52,103	—	1,305	52,103	53,408	(2,058)	2007	9/15/2006
1753 Pinnacle Drive (O)	McLean, VA	26,759	8,275	34,353	8,132	8,275	42,485	50,760	(4,874)	1976/2004	9/23/2004
7700 Potranco Road (O)	San Antonio, TX	—	14,020	35,863	8	14,020	35,871	49,891	(1,963)	1982/1985	3/30/2005
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	42,216	151	3,500	42,367	45,867	(2,286)	2006	11/30/2001
2730 Hercules Road (O)	Annapolis Junction, MD	—	8,737	31,612	28	8,737	31,640	40,377	(8,132)	1990	9/28/1998
300 Sentinel Drive (O)	Annapolis Junction, MD	13,318	1,518	34,167	—	1,518	34,167	35,685	—	(5)	11/14/2003
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,270	36	3,863	29,306	33,169	(3,170)	2004	1/31/2002
201 Technology Drive (O)	Lebanon, VA	30,252	727	31,090	—	727	31,090	31,817	(911)	2007	10/5/2007
6721 Columbia Gateway Drive (O)	Columbia, MD	20,400	1,753	29,875	—	1,753	29,875	31,628	—	(5)	9/28/2000
302 Sentinel Drive (O)	Annapolis Junction, MD	22,506	2,648	28,496	6	2,648	28,502	31,150	(706)	2007	11/14/2003
Clarks 100 (O)	Annapolis Junction, MD	—	25,184	5,948	—	25,184	5,948	31,132	—	(6)	6/29/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,915	—	2,185	28,915	31,100	(2,010)	2005	11/14/2003
11311 McCormick Road (O)	Hunt Valley, MD	—	2,308	21,310	5,032	2,308	26,342	28,650	(2,331)	1984/1994	12/22/2005
304 Sentinel Drive (O)	Annapolis Junction, MD	37,280	3,411	24,917	67	3,411	24,984	28,395	(1,788)	2005	11/14/2003
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	631	3,407	24,798	28,205	(3,011)	2003	12/31/2003
7468 Candlewood Road (O)	Hanover, MD	—	5,599	22,145	3	5,599	22,148	27,747	(1)	1979/1982 (5)	12/20/2005
7740 Milestone Parkway (O)	Hanover, MD	—	3,825	23,908	—	3,825	23,908	27,733	—	(5)	7/2/2007
322 Sentinel Way (O)	Annapolis Junction, MD	—	2,605	24,393	—	2,605	24,393	26,998	(1,193)	2006	11/14/2003
11800 Tech Road (O)	Silver Spring, MD	17,076	4,574	19,702	2,269	4,574	21,971	26,545	(4,821)	1969/1989	8/1/2002
306 Sentinel Drive (O)	Annapolis Junction, MD	—	3,260	22,592	21	3,260	22,613	25,873	(1,269)	2006	11/14/2003
Interquest land parcel (O)	Colorado Springs, CO	—	19,400	6,450	—	19,400	6,450	25,850	—	(6)	9/30/2005
15049 Conference Center Drive (O)	Chantilly, VA	13,119	4,415	20,365	541	4,415	20,906	25,321	(4,260)	1997	8/14/2002
6711 Columbia Gateway Drive (O)	Columbia, MD	23,963	2,683	22,520	82	2,683	22,602	25,285	(1,149)	2006-2007	9/28/2000
320 Sentinel Way (O)	Annapolis Junction, MD	18,083	2,068	22,747	—	2,068	22,747	24,815	(542)	2007	11/14/2003
2711 Technology Drive (O)	Annapolis Junction, MD	16,900	2,251	21,646	7	2,251	21,653	23,904	(4,780)	2002	11/13/2000
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	16,356	1,770	4,089	18,126	22,215	(4,503)	1986	10/13/1998
3535 Northrop Grumman Point (O)	Colorado Springs, CO	—	—	22,163	6	—	22,169	22,169	(443)	2008	6/10/2008
6731 Columbia Gateway Drive (O)	Columbia, MD	20,720	2,807	18,986	339	2,807	19,325	22,132	(3,674)	2002	3/29/2000
400 Professional Drive (O)	Gaithersburg, MD	15,693	3,673	16,826	1,059	3,673	17,885	21,558	(3,934)	2000	3/5/2004
431 Ridge Road (O)	Dayton, NJ	—	2,782	11,128	7,323	2,782	18,451	21,233	(6,072)	1958/1998	10/14/1997
10807 New Allegiance Drive (O)	Colorado Springs, CO	14,902	1,840	19,245	—	1,840	19,245	21,085	—	(5)	9/30/2005
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	3,711	3,415	17,434	20,849	(5,259)	1988	12/21/1999
14280 Park Meadow Drive (O)	Chantilly, VA	8,948	3,731	16,062	318	3,731	16,380	20,111	(2,451)	1999	9/29/2004
15059 Conference Center Drive (O)	Chantilly, VA	24,559	5,753	13,615	584	5,753	14,199	19,952	(3,262)	2000	8/14/2002
Fort Ritchie (M)	Washington County, MD	—	4,798	15,060	90	4,798	15,150	19,948	(26)	Various (5)(8)	10/5/2006
10150 York Road (O)	Hunt Valley, MD	—	2,700	11,623	5,542	2,700	17,165	19,865	(3,798)	1985	4/15/2004
15 West Gude Drive (O)	Rockville, MD	—	3,120	13,626	2,891	3,120	16,517	19,637	(1,849)	1986	4/7/2005
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	50	2,098	17,384	19,482	(1,400)	2005	11/14/2003
14900 Conference Center Drive (O)	Chantilly, VA	13,823	3,436	14,293	1,584	3,436	15,877	19,313	(2,854)	1999	7/25/2003
2721 Technology Drive (O)	Annapolis Junction, MD	18,263	4,611	14,597	18	4,611	14,615	19,226	(3,249)	2000	10/21/1999
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	936	3,596	15,205	18,801	(4,112)	1998	10/21/1998
655 Space Center Drive (O)	Colorado Springs, CO	17,587	745	17,753	—	745	17,753	18,498	(300)	2008	7/8/2005
45 West Gude Drive (O)	Rockville, MD	—	3,102	15,267	45	3,102	15,312	18,414	(2,121)	1987	4/7/2005
5825 University Research Court (O)	College Park, MD	—	—	18,309	—	—	18,309	18,309	(129)	2008 (5)	1/29/2008
880 Elkridge Landing Road (O)	Linthicum, MD	14,354	2,003	9,442	6,474	2,003	15,916	17,919	(5,003)	1981	8/3/2001
132 National Business Parkway (O)	Annapolis Junction, MD	14,599	2,917	12,438	2,523	2,917	14,961	17,878	(4,300)	2000	5/28/1997
2900 Towerview Road (O)	Herndon, VA	—	3,207	12,755	1,402	3,207	14,157	17,364	(1,187)	1982/2008	12/20/2005
2701 Technology Drive (O)	Annapolis Junction, MD	12,870	1,737	15,266	11	1,737	15,277	17,014	(3,551)	2001	5/26/2000
5520 Research Park Drive (O)	Catonsville, MD	13,348	—	16,820	—	—	16,820	16,820	—	(5)	1/9/2007
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,234	3,845	2,517	14,079	16,596	(3,642)	1997	9/28/1998
10001 Franklin Square Drive (O)	White Marsh, MD	—	4,033	11,483	550	4,033	12,033	16,066	(757)	1997	1/9/2007
13454 Sunrise Valley Road (O)	Herndon, VA	11,120	2,899	11,986	1,052	2,899	13,038	15,937	(2,476)	1998	7/25/2003
7000 Columbia Gateway Drive (O)	Columbia, MD	19,110	3,131	12,103	153	3,131	12,256	15,387	(1,945)	1999	5/31/2002
6940 Columbia Gateway Drive (O)	Columbia, MD	16,886	3,545	9,916	1,871	3,545	11,787	15,332	(3,372)	1999	11/13/1998
1304 Concourse Drive (O)	Linthicum, MD	10,259	1,999	12,934	297	1,999	13,231	15,230	(2,713)	2002	11/18/1999
110 Thomas Johnson Drive (O)	Frederick, MD	—	2,810	12,075	337	2,810	12,412	15,222	(1,026)	1987/1999	10/21/2005
1306 Concourse Drive (O)	Linthicum, MD	8,917	2,796	11,186	1,212	2,796	12,398	15,194	(3,253)	1990	11/18/1999
8621 Robert Fulton Drive (O)	Columbia, MD	18,766	2,317	12,642	174	2,317	12,816	15,133	(933)	2005-2006	6/10/2005
200 International Circle (O)	Hunt Valley, MD	—	2,016	10,865	2,127	2,016	12,992	15,008	(1,237)	1987	12/22/2005
7067 Columbia Gateway Drive (O)	Columbia, MD	8,503	1,829	11,823	1,328	1,829	13,151	14,980	(2,290)	2001	8/30/2001
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,146	—	2,791	12,146	14,937	(2,008)	2000	3/4/2003
Patriot Park (O)	Colorado Springs, CO	—	6,882	7,986	—	6,882	7,986	14,868	—	(5)	7/8/2005
5725 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,882	900	11,397	2,189	900	13,586	14,486	(1,668)	1984	5/18/2006
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,460	731	1,263	13,191	14,454	(3,737)	2001	12/31/1998
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,448	1,059	2,483	11,507	13,990	(2,791)	1986	12/21/1999

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2008

(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired

Campbell Boulevard & Franklin Square (O)	White Marsh, MD	—	12,017	1,914	—	12,017	1,914	13,931	—	(6)	1/9/2007
135 National Business Parkway (O)	Annapolis Junction, MD	—	2,484	9,750	1,485	2,484	11,235	13,719	(3,563)	1998	12/30/1998
5775 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,477	1,035	12,440	234	1,035	12,674	13,709	(1,774)	1984	5/18/2006
985 Space Center Drive (O)	Colorado Springs, CO	—	777	12,287	422	777	12,709	13,486	(1,240)	1989	9/28/2005
4851 Stonecroft Boulevard (O)	Chantilly, VA	17,081	1,878	11,593	4	1,878	11,597	13,475	(1,221)	2004	8/14/2002
Northgate Business Park (O)	Aberdeen, MD	—	10,409	3,020	—	10,409	3,020	13,429	—	(5)	9/14/2007
141 National Business Parkway (O)	Annapolis Junction, MD	—	2,398	9,590	1,050	2,398	10,640	13,038	(2,831)	1990	9/28/1998
22309 Exploration Drive (O)	Lexington Park, MD	434	2,243	10,419	169	2,243	10,588	12,831	(1,862)	1984/1997	3/24/2004
8110 Corporate Drive (O)	White Marsh, MD	11,791	2,285	10,117	—	2,285	10,117	12,402	(732)	2001	1/9/2007
1302 Concourse Drive (O)	Linthicum, MD	6,628	2,078	8,313	1,962	2,078	10,275	12,353	(2,861)	1996	11/18/1999
8140 Corporate Drive (O)	White Marsh, MD	10,092	2,158	8,457	1,690	2,158	10,147	12,305	(932)	2003	1/9/2007
920 Elkridge Landing Road (O)	Linthicum, MD	7,769	2,101	9,765	328	2,101	10,093	12,194	(2,985)	1982	7/2/2001
5755 Mark Dabling Boulevard (O)	Colorado Springs, CO	10,208	799	10,324	905	799	11,229	12,028	(1,189)	1989	5/18/2006
226 Schilling Circle (O)	Hunt Valley, MD	—	1,877	9,891	232	1,877	10,123	12,000	(1,118)	1980	12/22/2005
134 National Business Parkway (O)	Annapolis Junction, MD	14,130	3,684	7,580	607	3,684	8,187	11,871	(2,392)	1999	11/13/1998
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	1,879	1,993	9,851	11,844	(3,014)	1982	4/30/1998
745 Space Center Drive (O)	Colorado Springs, CO	10,798	654	10,703	—	654	10,703	11,357	(586)	2006	7/8/2005
565 Space Center Drive (O)	Colorado Springs, CO	7,859	644	10,688	—	644	10,688	11,332	—	(5)	7/8/2005
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	2,522	1,755	9,541	11,296	(2,905)	1988	5/14/2001
Nottingham Ridge (O)	White Marsh, MD	—	8,861	2,075	—	8,861	2,075	10,936	—	(6)	1/9/2007
1055 North Newport Road (O)	Colorado Springs, CO	—	972	9,934	—	972	9,934	10,906	(207)	2007-2008	5/19/2006
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	1,370	1,906	8,993	10,899	(2,771)	1990	9/28/1998
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	974	2,732	7,980	10,712	(899)	2000	1/10/2007
1199 Winterson Road (O)	Linthicum, MD	18,578	1,599	6,395	2,623	1,599	9,018	10,617	(2,977)	1988	4/30/1998
1190 Winterson Road (O)	Linthicum, MD	11,291	1,335	5,340	3,403	1,335	8,743	10,078	(3,557)	1987	4/30/1998
14850 Conference Center Drive (O)	Chantilly, VA	7,864	1,615	8,358	13	1,615	8,371	9,986	(2,107)	2000	7/25/2003
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	2,847	1,424	8,543	9,967	(2,580)	1992	12/31/1998
7240 Parkway Drive (O)	Hanover, MD	—	1,496	5,985	2,401	1,496	8,386	9,882	(2,180)	1985	4/18/2000
999 Corporate Boulevard (O)	Linthicum, MD	13,533	1,187	8,332	295	1,187	8,627	9,814	(2,094)	2000	8/1/1999
14840 Conference Center Drive (O)	Chantilly, VA	7,987	1,572	8,175	24	1,572	8,199	9,771	(2,235)	2000	7/25/2003
Waterview III (O)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(6)	4/29/2004
201 International Circle (O)	Hunt Valley, MD	—	1,552	6,118	2,024	1,552	8,142	9,694	(919)	1982	12/22/2005
8031 Corporate Drive (O)	White Marsh, MD	9,055	2,548	6,976	—	2,548	6,976	9,524	(490)	1988/2004	1/9/2007
16480 Commerce Drive (O)	Dahlgren, VA	—	1,857	7,425	138	1,857	7,563	9,420	(758)	2000	12/28/2004
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,178	1,637	7,678	9,315	(1,456)	1974/1985	12/14/2000
849 International Drive (O)	Linthicum, MD	11,692	1,356	5,426	2,507	1,356	7,933	9,289	(2,605)	1988	2/23/1999
Columbia Gtwy T11 Lot 1 (O)	Columbia, MD	—	6,387	2,853	—	6,387	2,853	9,240	—	(6)	9/20/2004
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	1,075	1,629	7,592	9,221	(2,256)	1990	4/28/1999
Route 15/Biggs Ford Road Land (O)	Frederick, MD	—	8,703	166	—	8,703	166	8,869	—	(6)	8/28/2008
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	—	2,299	6,545	8,844	(130)	2008	6/19/2008
13450 Sunrise Valley Road (O)	Herndon, VA	5,528	1,386	5,576	1,796	1,386	7,372	8,758	(1,499)	1998	7/25/2003
Westfields Corporate Center Land (O)	Chantilly, VA	—	7,141	1,308	—	7,141	1,308	8,449	—	(6)	1/27/2005
502 Washington Avenue (O)	Towson, MD	5,245	826	7,023	512	826	7,535	8,361	(793)	1984	1/9/2007
9945 Federal Drive (O)	Colorado Springs, CO	5,797	1,854	6,505	—	1,854	6,505	8,359	—	(5)	9/30/2005
1362 Mellon Road (O)	Hanover, MD	—	1,706	6,629	—	1,706	6,629	8,335	(124)	2006	2/10/2006
1099 Winterson Road (O)	Linthicum, MD	12,012	1,323	5,293	1,714	1,323	7,007	8,330	(2,117)	1988	4/30/1998
9965 Federal Drive (O)	Colorado Springs, CO	—	1,401	6,313	492	1,401	6,805	8,206	(256)	1983/2007	1/19/2006
San Antonio Land - 31 acres (O)	San Antonio, TX	—	8,126	44	—	8,126	44	8,170	—	(6)	3/30/2005
7015 Albert Einstein Drive (O)	Columbia, MD	3,415	2,058	6,093	—	2,058	6,093	8,151	(1,148)	1999	12/1/2005
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	6,884	54	1,200	6,938	8,138	(349)	2005-2006	3/24/2004
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	909	1,406	6,705	8,111	(1,004)	2002	3/24/2004
7272 Park Circle Drive (O)	Hanover, MD	5,752	1,479	6,300	328	1,479	6,628	8,107	(439)	1991/1996	1/10/2007
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	1,771	1,242	6,740	7,982	(2,378)	1990	12/31/1998
9925 Federal Drive (O)	Colorado Springs, CO	5,643	1,129	6,747	16	1,129	6,763	7,892	(74)	2008 (5)	9/30/2005
1670 North Newport Road (O)	Colorado Springs, CO	4,742	853	7,007	2	853	7,009	7,862	(800)	1986/1987	9/30/2005
7210 Ambassador Road (O)	Woodlawn, MD	—	1,481	6,257	123	1,481	6,380	7,861	(729)	1972	12/22/2005
7152 Windsor Boulevard (O)	Woodlawn, MD	—	879	6,764	173	879	6,937	7,816	(533)	1986	12/22/2005
9910 Franklin Square Drive (O)	White Marsh, MD	5,633	1,219	6,590	6	1,219	6,596	7,815	(485)	2005	1/9/2007
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	1,648	1,215	6,509	7,724	(1,924)	1985	4/30/1998
San Antonio Land - 31 acres (O)	San Antonio, TX	—	7,430	270	—	7,430	270	7,700	—	(6)	1/20/2006
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	416	1,422	6,135	7,557	(897)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	292	1,362	6,083	7,445	(1,129)	1998	3/24/2004
109-111 Allegheny Avenue (O)	Towson, MD	—	1,688	5,620	70	1,688	5,690	7,378	(328)	1971	1/9/2007
891 Elkridge Landing Road (O)	Linthicum, MD	3,769	1,160	4,750	1,245	1,160	5,995	7,155	(1,558)	1984	7/2/2001
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	764	1,058	6,057	7,115	(339)	2006	1/9/2007
44425 Pecan Court (O)	California, MD	—	1,309	5,234	478	1,309	5,712	7,021	(679)	1997	5/5/2004
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	461	1,288	5,615	6,903	(1,426)	1985	4/30/1998
8671 Robert Fulton Drive (O)	Columbia, MD	7,525	1,718	4,280	881	1,718	5,161	6,879	(1,042)	2002	12/30/2003
901 Elkridge Landing Road (O)	Linthicum, MD	3,550	1,151	4,416	1,059	1,151	5,475	6,626	(1,349)	1984	7/2/2001
8114 Sandpiper Circle (O)	White Marsh, MD	—	1,634	4,277	705	1,634	4,982	6,616	(351)	1986	1/9/2007
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,962	1,104	5,480	6,584	(887)	1990	9/19/2005

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2008

(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired

9950 Federal Drive (O)	Colorado Springs, CO	—	877	5,045	605	877	5,650	6,527	(794)	2001	12/22/2005
5850 University Research Ct (O)	College Park, MD	—	—	6,459	—	—	6,459	6,459	—	(5)	1/29/2008
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	1,127	1,342	5,105	6,447	(387)	1994	9/19/2005
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	149	1,094	5,187	6,281	(771)	1997	11/9/2004
938 Elkridge Landing Road (O)	Linthicum, MD	4,312	1,204	4,727	287	1,204	5,014	6,218	(919)	1984	7/2/2001
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	—	1,821	4,388	6,209	(331)	2000	1/10/2007
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	447	1,350	4,806	6,156	(528)	1989	9/19/2005
9020 Mendenhall Court (O)	Columbia, MD	—	1,233	4,571	344	1,233	4,915	6,148	(364)	1982/2005	1/9/2007
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,588	1,579	897	5,167	6,064	(1,395)	1988	5/14/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	1,367	939	5,123	6,062	(1,742)	1983	4/30/1998
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	4,686	—	1,299	4,686	5,985	(243)	1985	1/9/2007
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	25	2,184	3,792	5,976	(189)	1997	1/9/2007
940 Elkridge Landing Road (O)	Linthicum, MD	3,274	1,100	4,696	169	1,100	4,865	5,965	(461)	1984 (6)	7/2/2001
881 Elkridge Landing Road (O)	Linthicum, MD	11,812	1,034	4,137	742	1,034	4,879	5,913	(1,337)	1986	4/30/1998
7941-7949 Corporate Drive (O)	White Marsh, MD	—	2,087	3,782	12	2,087	3,794	5,881	(313)	1996	1/9/2007
8661 Robert Fulton Drive (O)	Columbia, MD	6,616	1,510	3,764	562	1,510	4,326	5,836	(817)	2002	12/30/2003
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	1,381	890	4,942	5,832	(1,820)	1991	12/31/1998
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	4,455	—	1,308	4,455	5,763	(223)	1983	1/9/2007
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	532	1,044	4,708	5,752	(1,498)	1983	4/30/1998
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	50	1,960	3,766	5,726	(290)	1998	1/9/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	786	972	4,674	5,646	(1,050)	1984	4/16/1999
7063 Columbia Gateway Drive (O)	Columbia, MD	3,006	902	3,684	1,024	902	4,708	5,610	(1,416)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	2,916	919	3,763	926	919	4,689	5,608	(1,155)	2000	8/30/2001
930 International Drive (O)	Linthicum, MD	8,488	1,013	4,053	517	1,013	4,570	5,583	(1,319)	1986	4/30/1998
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	48	449	5,087	5,536	(1,107)	2001	5/14/2001
900 International Drive (O)	Linthicum, MD	8,008	981	3,922	608	981	4,530	5,511	(1,203)	1986	4/30/1998
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	32	1,797	3,683	5,480	(183)	1998	1/9/2007
7320 Parkway Drive (O)	Hanover, MD	5,613	905	3,570	983	905	4,553	5,458	(970)	1983	4/4/2002
Gude DrIve Land (O)	Rockville, MD	—	3,122	2,330	—	3,122	2,330	5,452	—	(6)	4/7/2005
Westfields International Corporate Center Land (O)	Chantilly, VA	—	3,609	1,831	—	3,609	1,831	5,440	—	(6)	7/31/2002
9740 Patuxent Woods Drive (O)	Columbia, MD	2,640	1,629	3,201	574	1,629	3,775	5,404	(291)	1986/2001	1/9/2007
4940 Campbell Boulevard (O)	White Marsh, MD	—	1,379	3,858	141	1,379	3,999	5,378	(271)	1990	1/9/2007
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	830	905	4,450	5,355	(1,410)	1989	4/28/1999
8615 Ridgely’s Choice Drive (O)	White Marsh, MD	—	1,078	3,613	600	1,078	4,213	5,291	(267)	2005	1/9/2007
11011 McCormick Road (O)	Hunt Valley, MD	—	875	3,474	921	875	4,395	5,270	(986)	1974	12/22/2005
COPT-FD Indian Head, LLC (O)	Charles County, MD	—	4,443	791	—	4,443	791	5,234	—	(6)	10/23/2006
9720 Patuxent Woods Drive (O)	Columbia, MD	2,847	1,701	3,509	—	1,701	3,509	5,210	(342)	1986/2001	1/9/2007
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	—	1,137	3,921	5,058	(285)	2001	1/9/2007
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	159	1,434	3,495	4,929	(330)	1995	1/9/2007
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	—	1,097	3,770	4,867	(77)	2008	6/19/2008
5325 Nottingham Ridge Road (O)	White Marsh, MD	—	816	3,976	54	816	4,030	4,846	(217)	2002	1/9/2007
800 International Drive (O)	Linthicum, MD	8,408	775	3,099	909	775	4,008	4,783	(1,136)	1988	4/30/1998
102 West Pennsylvania Ave (O)	Towson, MD	—	1,090	3,182	509	1,090	3,691	4,781	(309)	1968/2001	1/10/2007
4230 Forbes Boulevard (O)	Lanham, MD	—	511	4,133	—	511	4,133	4,644	(1,118)	2003	12/24/2002
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	29	1,349	3,291	4,640	(207)	1998	1/9/2007
9960 Federal Drive (O)	Colorado Springs, CO	—	695	3,830	103	695	3,933	4,628	(348)	2001	12/22/2005
21 Governor’s Court (O)	Woodlawn, MD	—	771	3,341	512	771	3,853	4,624	(422)	1981/1995	12/22/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	122	1,032	3,551	4,583	(431)	1991	9/19/2005
16541 Commerce Drive (O)	Dahlgren, VA	—	774	3,094	702	774	3,796	4,570	(361)	1996	12/21/2004
9160 Guilford Road (O)	Columbia, MD	2,430	665	2,686	1,197	665	3,883	4,548	(1,047)	1984	4/4/2002
216 Schilling Circle (O)	Hunt Valley, MD	—	825	3,684	11	825	3,695	4,520	(225)	1988/2001	1/10/2007
5522 Research Pk Drive (O)	Catonsville, MD	—	—	4,485	—	—	4,485	4,485	(159)	2007	3/8/2006
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	37	1,052	3,419	4,471	(174)	2000	1/9/2007
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,467	—	979	3,467	4,446	(252)	1999	1/9/2007
9140 Guilford Road (O)	Columbia, MD	2,903	794	3,209	390	794	3,599	4,393	(811)	1983	4/4/2002
7061 Columbia Gateway Drive (O)	Columbia, MD	2,506	729	3,094	560	729	3,654	4,383	(784)	2000	8/30/2001
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	—	1,283	3,096	4,379	(219)	2000	1/10/2007
324 Sentinel Drive (O)	Annapolis Junction, MD	—	1,656	2,700	—	1,656	2,700	4,356	—	(5)	6/29/2003
5355 Nottingham Ridge Road (O)	White Marsh, MD	—	761	3,562	—	761	3,562	4,323	(178)	2005	1/9/2007
Gude DrIve Land (O)	Rockville, MD	—	3,122	1,159	—	3,122	1,159	4,281	—	(6)	4/7/2005
8130 Corporate Drive (O)	White Marsh, MD	—	2,017	2,250	—	2,017	2,250	4,267	—	(6)	1/9/2007
44408 Pecan Court (O)	California, MD	—	817	3,269	106	817	3,375	4,192	(397)	1986	3/24/2004
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	19	1,014	3,155	4,169	(243)	1986-1988	1/9/2007
9730 Patuxent Woods Drive (O)	Columbia, MD	2,200	1,318	2,707	116	1,318	2,823	4,141	(283)	1986/2001	1/9/2007
9700 Patuxent Woods Drive (O)	Columbia, MD	2,159	1,329	2,621	183	1,329	2,804	4,133	(233)	1986/2001	1/9/2007
1334 Ashton Road (O)	Hanover, MD	—	736	2,946	354	736	3,300	4,036	(813)	1989	4/28/1999
1915 Aerotech Drive (O)	Colorado Springs, CO	3,394	556	3,094	316	556	3,410	3,966	(427)	1985	6/8/2006
23535 Cottonwood Parkway (O)	California, MD	—	763	3,051	64	763	3,115	3,878	(364)	1984	3/24/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	222	688	3,082	3,770	(593)	1990	12/21/2004
437 Ridge Road (O)	Dayton, NJ	—	717	2,866	175	717	3,041	3,758	(838)	1962/1996	10/14/1997
312 Sentinel Drive (O)	Annapolis Junction, MD	—	3,160	570	—	3,160	570	3,730	—	(6)	11/14/2003

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2008

(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired

8029 Corporate Drive (O)	White Marsh, MD	3,500	962	2,719	—	962	2,719	3,681	(209)	1988/2004	1/9/2007
Nottingham Road & Philadelphia Avenue (O)	White Marsh, MD	—	3,226	437	—	3,226	437	3,663	—	(6)	1/9/2007
7939 Honeygo Boulevard (O)	White Marsh, MD	—	869	2,716	54	869	2,770	3,639	(245)	1984	1/10/2007
1925 Aerotech Drive (O)	Colorado Springs, CO	3,717	556	3,067	1	556	3,068	3,624	(300)	1985	6/8/2006
Cedar Knolls (O)	Annapolis Junction, MD	—	—	3,610	—	—	3,610	3,610	—	(5)	11/14/2003
114 National Business Parkway (R)	Annapolis Junction, MD	—	364	3,060	52	364	3,112	3,476	(569)	2002	6/30/2000
224 Schilling Circle (O)	Hunt Valley, MD	—	734	2,423	301	734	2,724	3,458	(235)	1978/1997	1/10/2007
8133 Perry Hall Boulevard (O)	White Marsh, MD	—	850	2,429	146	850	2,575	3,425	(210)	1988	1/10/2007
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	2,166	—	1,254	2,166	3,420	(4)	2008 (5)	11/14/2003
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	184	767	2,604	3,371	(228)	1986-1988	1/9/2007
222 Schilling Circle (O)	Hunt Valley, MD	—	754	2,465	148	754	2,613	3,367	(190)	1978/1997	1/10/2007
316 Sentinel Drive (O)	Annapolis Junction, MD	—	2,769	511	—	2,769	511	3,280	—	(6)	11/14/2003
308 Sentinel Way (O)	Annapolis Junction, MD	—	1,387	1,829	—	1,387	1,829	3,216	—	(5)	11/14/2003
16442 Commerce Drive (O)	Dahlgren, VA	2,476	613	2,582	—	613	2,582	3,195	(354)	2002	12/21/2004
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	109	587	2,456	3,043	(598)	1989	4/28/1999
7125 Ambassador Road (O)	Woodlawn, MD	—	844	1,896	223	844	2,119	2,963	(375)	1985	12/22/2005
310 Sentinel Drive (O)	Annapolis Junction, MD	—	2,393	488	—	2,393	488	2,881	—	(6)	11/14/2003
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	3	700	2,141	2,841	(170)	1986-1988	1/9/2007
16501 Commerce Drive (O)	Dahlgren, VA	2,024	522	2,090	201	522	2,291	2,813	(269)	2002	12/21/2004
M Square Associates LLC (O)	College Park, MD	—	—	2,793	—	—	2,793	2,793	—	(5)	1/29/2008
Clarks Hundred II (O)	Annapolis Junction, MD	—	2,409	346	—	2,409	346	2,755	—	(6)	3/14/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	956	—	1,788	956	2,744	(65)	1996 (6)	7/27/2005
980 Technology Court (O)	Colorado Springs, CO	—	526	2,046	124	526	2,170	2,696	(286)	1995	9/28/2005
7923 Honeygo Boulevard (O)	White Marsh, MD	—	715	1,906	67	715	1,973	2,688	(159)	1985	1/10/2007
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	7	704	1,978	2,682	(267)	1990	9/19/2005
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	118	624	2,042	2,666	(145)	1986-1988	1/9/2007
San Antonio Land - 9 acres (O)	San Antonio, TX	—	2,267	352	—	2,267	352	2,619	—	(6)	6/14/2005
8019 Corporate Drive (O)	White Marsh, MD	1,719	680	1,898	5	680	1,903	2,583	(173)	1990	1/9/2007
8120 Corporate Drive (O)	White Marsh, MD	—	2,017	522	—	2,017	522	2,539	—	(6)	1/9/2007
Westpointe Business Center Land (O)	San Antonio, TX	—	2,444	—	—	2,444	—	2,444	—	(6)	11/13/2008
44417 Pecan Court (O)	California, MD	—	434	1,939	13	434	1,952	2,386	(413)	1989	3/24/2004
1350 Dorsey Road (O)	Hanover, MD	—	393	1,573	414	393	1,987	2,380	(581)	1989	4/28/1999
10270 Old Columbia Road (O)	Columbia, MD	1,177	751	1,402	191	751	1,593	2,344	(132)	1988/2001	1/9/2007
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,663	—	675	1,663	2,338	(3)	2008	9/28/2000
8013 Corporate Drive (O)	White Marsh, MD	1,451	642	1,536	160	642	1,696	2,338	(184)	1990	1/9/2007
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	36	611	1,647	2,258	(111)	1999	1/9/2007
10280 Old Columbia Road (O)	Columbia, MD	1,195	756	1,431	70	756	1,501	2,257	(136)	1988/2001	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	1,503	651	1,603	—	651	1,603	2,254	(89)	1990	1/9/2007
Riverwood II (O)	Columbia, MD	—	1,367	855	—	1,367	855	2,222	—	(5)	7/27/2005
1460 Dorsey Road (O)	Hanover, MD	—	2,141	40	—	2,141	40	2,181	—	(6)	2/28/2006
16543 Commerce Drive (O)	Dahlgren, VA	1,687	436	1,742	—	436	1,742	2,178	(175)	2002	12/21/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	104	405	1,723	2,128	(233)	1986	3/24/2004
1344 Ashton Road (O)	Hanover, MD	—	355	1,421	348	355	1,769	2,124	(556)	1989	4/28/1999
Thomas Johnson Drive Land (O)	Frederick, MD	—	1,092	1,004	—	1,092	1,004	2,096	—	(6)	10/21/2005
11101 McCormick Road (O)	Hunt Valley, MD	—	991	1,080	21	991	1,101	2,092	(144)	1976	12/22/2005
8030 Potranco Road (O)	San Antonio, TX	—	1,813	268	—	1,813	268	2,081	—	(5)	1/20/2006
8000 Potranco Road (O)	San Antonio, TX	—	1,813	251	—	1,813	251	2,064	—	(5)	1/20/2006
100 West Pennsylvania Ave (O)	Towson, MD	—	698	950	365	698	1,315	2,013	(59)	1952/1989	1/9/2007
Arundel Preserve (O)	Hanover, MD	—	—	1,974	—	—	1,974	1,974	—	(5)	(7)
9710 Patuxent Woods Drive (O)	Columbia, MD	1,043	648	1,260	50	648	1,310	1,958	(102)	1986/2001	1/9/2007
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	404	306	1,627	1,933	(443)	1989	4/28/1999
9150 Guilford Road (O)	Columbia, MD	1,169	319	1,291	235	319	1,526	1,845	(371)	1984	4/4/2002
44420 Pecan Court (O)	California, MD	—	344	1,374	86	344	1,460	1,804	(155)	1989	11/9/2004
White Marsh Commerce Center II (O)	White Marsh, MD	—	1,613	57	—	1,613	57	1,670	—	(6)	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	1,041	446	1,116	41	446	1,157	1,603	(86)	1990	1/9/2007
7104 Ambassador Road (O)	Woodlawn, MD	—	572	613	407	572	1,020	1,592	(193)	1988	12/22/2005
15 Governor’s Court (O)	Woodlawn, MD	—	383	1,168	—	383	1,168	1,551	(143)	1981	12/22/2005
10290 Old Columbia Road (O)	Columbia, MD	757	490	895	165	490	1,060	1,550	(79)	1988/2001	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	974	—	355	974	1,329	(57)	1967	7/12/2007
Aerotech 2 (O)	Colorado Springs, CO	—	1,291	1	—	1,291	1	1,292	—	(6)	5/19/2006
9130 Guilford Road (O)	Columbia, MD	848	230	939	101	230	1,040	1,270	(239)	1984	4/4/2002
Lot 401-White Marsh (O)	White Marsh, MD	—	1,177	10	—	1,177	10	1,187	—	(6)	1/9/2007
Philadelphia Road & Route 43 (O)	White Marsh, MD	—	1,008	120	—	1,008	120	1,128	—	(6)	1/9/2007
Dahlgren Land Parcel (O)	Dahlgren, VA	—	910	188	—	910	188	1,098	—	(6)	3/16/2005
7129 Ambassador Road (O)	Woodlawn, MD	—	129	610	329	129	939	1,068	(155)	1985	12/22/2005
0 Galley Road (O)	Colorado Springs, CO	—	1,060	—	—	1,060	—	1,060	—	(6)	4/21/2006
1343 Ashton Road (O)	Hanover, MD	—	193	774	40	193	814	1,007	(191)	1989	4/28/1999
7700 Potranco Road (O)	San Antonio, TX	—	—	992	—	—	992	992	(2)	2007	3/30/2005
16442A Commerce Drive (O)	Dahlgren, VA	—	317	669	—	317	669	986	—	(6)	12/21/2004
17 Governor’s Court (O)	Woodlawn, MD	—	170	530	144	170	674	844	(63)	1981	12/22/2005
Babcock Development Land (O)	Colorado Springs, CO	—	826	—	—	826	—	826	—	(6)	7/1/2007

Corporate Office Properties Trust

Schedule III - Real Estate Depreciation and Amortization

December 31, 2008

(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)	Accumulated Depreciation (4)	Year Built or Renovated	Date Acquired

7127 Ambassador Road (O)	Woodlawn, MD	—	142	455	222	142	677	819	(82)	1985	12/22/2005
Expedition VII (O)	Lexington Park, MD	—	705	105	—	705	105	810	—	(6)	3/24/2004
Westfields - Park Center Land (O)	Chantilly, VA	—	—	800	—	—	800	800	—	(6)	7/18/2002
7131 Ambassador Road (O)	Woodlawn, MD	—	105	368	282	105	650	755	(61)	1985	12/22/2005
1243 Winterson Road (O)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
South Brunswick LP (O)	Dayton, NJ	—	—	581	—	—	581	581	—	(6)	10/14/1997
13849 Park Center Road (O)	Herndon, VA	—	96	453	—	96	453	549	—	2008	12/20/2005
7106 Ambassador Road (O)	Woodlawn, MD	—	229	306	—	229	306	535	(39)	1988	12/22/2005
COPT Princeton South (O)	Dayton, NJ	—	512	—	—	512	—	512	—	(6)	9/29/2004
37 Allegheny Avenue (O)	Towson, MD	—	504	—	—	504	—	504	—	(6)	1/9/2007
7865 Brock Bridge Road (O)	Annapolis Junction, MD	—	441	53	—	441	53	494	—	(6)	4/2/2007
7102 Ambassador Road (O)	Woodlawn, MD	—	277	203	—	277	203	480	(15)	1988	12/22/2005
9965 Federal Drive Land (O)	Colorado Springs, CO	—	466	—	—	466	—	466	—	(6)	12/22/2005
Patriot Park III (O)	Colorado Springs, CO	—	—	459	—	—	459	459	—	(6)	7/8/2005
7108 Ambassador Road (O)	Woodlawn, MD	—	171	252	3	171	255	426	(19)	1988	12/22/2005
COPT Pennlyn LLC (O)	Blue Bell, PA	—	401	6	—	401	6	407	—	(6)	7/14/2004
7873 Brock Bridge Road (O)	Annapolis Junction, MD	—	309	56	—	309	56	365	—	(6)	3/30/2007
7800 Milestone Parkway (O)	Hanover, MD	—	—	194	—	—	194	194	—	(6)	(7)
1348 Ashton Road (R)	Hanover, MD	—	50	—	40	50	40	90	(14)	1988	4/28/1999
Other Developments, including intercompany eliminations (V)	Various	—	(4)	(46)	213	(4)	167	163	18	Various	Various
		$1,310,372	$644,848	$2,289,587	$185,564	$644,848	$2,475,151	$3,119,999	$(343,110)

(1)   A legend for the Property Type follows: (O) = Office Property; (R) = Retail Property; (M) = Mixed-Use Property; and (V) = Various.

(2)   Excludes our unsecured Revolving Credit Facility of $392,500, unsecured notes payable of $750, and net premiums on the remaining loans of $501.

(3)   The aggregate cost of these assets for Federal income tax purposes was approximately $2.5 billion at December 31, 2008.

(4)   The estimated lives over which depreciation is recognized follow: Buildings improvements: 10-40 years; and tenant improvements: related lease terms.

(5)   Under construction, development or redevelopment at December 31, 2008.

(6)   Held for future development at December 31, 2008.

(7)   Development in progress in anticipation of acquisition.

(8)   Includes residential housing units and commercial buildings, as well as commercial assets under development.

The following table summarizes our changes in cost of properties for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Beginning balance	$2,892,686	$2,330,884	$2,061,590
Property acquisitions	55,286	354,972	166,416
Building and land improvements	220,001	226,618	173,746
Sales	(32,071)	(21,079)	(70,868)
Retirements/disposals	(15,903)	—	—
Other	—	1,291	—
Ending balance	$3,119,999	$2,892,686	$2,330,884

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2008	2007	2006
Beginning balance	$288,747	$219,574	$174,935
Depreciation expense	74,158	70,537	55,382
Sales	(3,892)	(2,162)	(10,743)
Retirements/disposals	(15,903)	—	—
Other	—	798	—
Ending balance	$343,110	$288,747	$219,574