Form 10-Q
period 2009-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2009-05-08
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

As of April 30, 2009, 57,373,196 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Properties, net:
Operating properties, net	$2,291,484	$2,283,870
Projects under construction or development	517,928	494,596
Total properties, net	2,809,412	2,778,466
Cash and cash equivalents	12,702	6,775
Restricted cash	15,408	13,745
Accounts receivable, net	12,737	13,684
Deferred rent receivable	65,346	64,131
Intangible assets on real estate acquisitions, net	85,774	91,848
Deferred charges, net	47,350	51,801
Prepaid and other assets	88,561	93,789
Total assets	$3,137,290	$3,114,239

Liabilities and equity
Liabilities:
Mortgage and other loans payable	$1,715,144	$1,704,123
3.5% Exchangeable Senior Notes	153,488	152,628
Accounts payable and accrued expenses	111,135	93,625
Rents received in advance and security deposits	31,524	30,464
Dividends and distributions payable	25,891	25,794
Deferred revenue associated with acquired operating leases	9,880	10,816
Distributions in excess of investment in unconsolidated real estate joint venture	4,809	4,770
Other liabilities	8,793	9,596
Total liabilities	2,060,664	2,031,816
Commitments and contingencies (Note 17)
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at March 31, 2009 and December 31, 2008)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 54,370,547 at March 31, 2009 and 51,790,442 at December 31, 2008)	544	518
Additional paid-in capital	1,148,424	1,112,734
Cumulative distributions in excess of net income	(170,714)	(162,572)
Accumulated other comprehensive loss	(3,256)	(4,749)
Total Corporate Office Properties Trust’s shareholders’ equity	975,079	946,012
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	81,793	117,356
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,954	10,255
Noncontrolling interests in subsidiaries	101,547	136,411
Total equity	1,076,626	1,082,423
Total liabilities and equity	$3,137,290	$3,114,239

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues
Rental revenue	$89,522	$81,710
Tenant recoveries and other real estate operations revenue	17,322	15,292
Construction contract revenues	74,539	10,136
Other service operations revenues	350	478
Total revenues	181,733	107,616
Expenses
Property operating expenses	39,033	34,542
Depreciation and other amortization associated with real estate operations	26,491	24,892
Construction contract expenses	72,898	9,905
Other service operations expenses	425	602
General and administrative expenses	6,189	5,933
Total operating expenses	145,036	75,874
Operating income	36,697	31,742
Interest expense	(19,424)	(21,915)
Interest and other income	1,078	195
Income from continuing operations before equity in loss of unconsolidated entities and income taxes	18,351	10,022
Equity in loss of unconsolidated entities	(115)	(54)
Income tax expense	(70)	(112)
Income from continuing operations	18,166	9,856
Discontinued operations	—	1,266
Income before gain on sales of real estate	18,166	11,122
Gain on sales of real estate, net of income taxes	—	1,059
Net income	18,166	12,181
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(1,804)	(1,202)
Preferred units in the Operating Partnership	(165)	(165)
Other	(50)	(100)
Net income attributable to Corporate Office Properties Trust	16,147	10,714
Preferred share dividends	(4,025)	(4,025)
Net income attributable to Corporate Office Properties Trust common shareholders	$12,122	$6,689
Net income attributable to Corporate Office Properties Trust
Income from continuing operations	$16,147	$9,642
Discontinued operations	—	1,072
Net income attributable to Corporate Office Properties Trust	$16,147	$10,714

Basic earnings per common share (1)
Income from continuing operations	$0.23	$0.12
Discontinued operations	—	0.02
Net income	$0.23	$0.14
Diluted earnings per common share (1)
Income from continuing operations	$0.23	$0.12
Discontinued operations	—	0.02
Net income	$0.23	$0.14
Dividends declared per common share	$0.3725	$0.3400

(1)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$18,166	$12,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	27,030	25,328
Amortization of deferred financing costs	1,024	777
Amortization of deferred market rental revenue	(380)	(445)
Amortization of net debt discounts	827	958
Gain on sales of real estate	—	(2,908)
Share-based compensation	2,745	2,160
Excess income tax shortfall (benefit) from share-based compensation	152	(1,041)
Other	(895)	179
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(1,215)	(2,711)
Decrease in accounts receivable	947	4,999
Decrease in restricted cash and prepaid and other assets	4,672	1,040
Increase in accounts payable, accrued expenses and other liabilities	13,977	807
Increase in rents received in advance and security deposits	1,060	1,935
Net cash provided by operating activities	68,110	43,259

Cash flows from investing activities
Purchases of and additions to properties	(43,036)	(49,671)
Proceeds from sales of properties	—	25,270
Leasing costs paid	(1,833)	(1,703)
Other	(847)	(1,048)
Net cash used in investing activities	(45,716)	(27,152)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	136,536	56,000
Repayments of mortgage and other loans payable	(125,482)	(35,847)
Net proceeds from issuance of common shares	112	392
Dividends paid	(23,331)	(20,114)
Distributions paid	(3,111)	(2,942)
Excess income tax (shortfall) benefit from share-based compensation	(152)	1,041
Restricted share redemptions	(1,696)	(1,149)
Other	657	(519)
Net cash used in financing activities	(16,467)	(3,138)

Net increase in cash and cash equivalents	5,927	12,969
Cash and cash equivalents
Beginning of period	6,775	24,638
End of period	$12,702	$37,607

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

(unaudited)

1.                                      Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of March 31, 2009, our investments in real estate included the following:

•                  240 wholly owned operating properties totaling 18.5 million square feet;

•                  16 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,584 acres that we believe are potentially developable into approximately 13.8 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of March 31, 2009 follows:

Common Units	90%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, 8% of the Operating Partnership’s common units at that date.

In addition to owning interests in real estate, the Operating Partnership also owns 100% of a number of entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.

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

The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of Management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our Annual Report on Form 10-K except for the accounting changes discussed in Notes 3 and 4.

3.                                      Earnings Per Share (“EPS”)

We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares of beneficial interest (“common shares”) outstanding during the period.  Our computation of diluted EPS is similar except that:

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$18,166	$9,856
Add: Gain on sales of real estate, net	—	1,059
Less: Preferred share dividends	(4,025)	(4,025)
Less: Income from continuing operations attributable to noncontrolling interests	(2,019)	(1,273)
Less: Income from continuing operations attributable to restricted shares	(268)	(170)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	11,854	5,447
Add: Income from discontinued operations	—	1,266
Less: Income from discontinued operations attributable to noncontrolling interests	—	(194)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$11,854	$6,519
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	51,930	47,001
Dilutive effect of stock option awards	498	704
Denominator for diluted EPS	52,428	47,705

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.23	$0.12
Income from discontinued operations attributable to COPT common shareholders	—	0.02
Net income attributable to COPT common shareholders	$0.23	$0.14
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.23	$0.12
Income from discontinued operations attributable to COPT common shareholders	—	0.02
Net income attributable to COPT common shareholders	$0.23	$0.14

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares For the Three Months Ended March 31,
	2009	2008
Conversion of common units	7,253	8,154
Conversion of convertible preferred units	176	176
Conversion of convertible preferred shares	434	434
Anti-dilutive share-based compensation awards	908	507

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

We adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) effective January 1, 2009.  FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of EPS pursuant to the two-class method.  The two-class method is an earnings allocation formula that determines EPS for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  FSP EITF 03-6-1 was effective for us beginning January 1, 2009 and interim periods within that year, and the EPS of prior periods was adjusted retrospectively.  Our adoption of FSP EITF 03-6-1 had a decreasing effect on our EPS in the current and in prior periods at a level that was not material.

4.                                      Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) effective January 1, 2009.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for deconsolidation of subsidiaries.  It requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  SFAS 160 also requires that consolidated net income be adjusted to include net income attributable to noncontrolling interests.  In addition, SFAS 160 requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions.  The presentation and disclosure requirements under SFAS 160 are being applied retrospectively for all periods presented.  SFAS 160 primarily affected how we present noncontrolling interests on our consolidated balance sheets, statements of operations and cash flows but did not otherwise have a material effect on our financial position, results of operations or cash flows.

We adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) effective January 1, 2009.  FSP APB 14-1 requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option.  This pronouncement’s objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer’s conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt).  Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer’s conventional debt borrowing rate.  The equity component is recorded based on the difference between the debt proceeds and the fair value of the liability.  The difference between the liability’s principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt’s expected life using the effective interest method.  The provisions of FSP APB 14-1 are being applied retrospectively to all periods presented.  FSP APB 14-1 affected the accounting for our 3.5% Exchangeable Senior Notes (the “Exchangeable Notes”), resulting in our retroactive reclassification from debt to equity of $21,309, representing the debt discount, effective upon the origination of the Exchangeable Notes in September 2006.  This debt discount was subsequently amortized.  In addition, we reclassified $465 of the original finance fees incurred in relation to the Exchangeable Notes to equity effective September 2006.  For the three months ended March 31, 2009, we recognized $698 in amortization of the discount on the Exchangeable Notes as interest expense, net of amounts capitalized, and we expect to amortize the remaining unamortized discount as of March 31, 2009 of $9,012 into interest expense through September 2011, net of amounts capitalized.  The tables below set forth the changes to our net income for the three months ended March 31, 2008 and our balance sheet as of December 31, 2008 resulting from our adoption of FSP APB 14-1 and SFAS 160:

For the Three Months Ended March 31, 2008
Net income as previously reported	$11,395
Add: Net income attributable to noncontrolling interests related to adoption of SFAS 160	1,589
Less: Adjustment to interest expense related to adoption of FSP APB 14-1	(803)
Net income, as adjusted	$12,181

Balance Sheet line item	December 31, 2008, as Previously Reported	Adjustments Related to FSP APB 14-1	Adjustments Related to SFAS 160	December 31, 2008, as Adjusted
Properties, net	$2,776,889	$1,577	$—	$2,778,466
Deferred charges, net	52,006	(205)	—	51,801
3.5% Exchangeable Senior Notes	162,500	(9,872)	—	152,628
Minority interest	137,865	(1,454)	(136,411)	—
Equity	933,314	12,698	136,411	1,082,423

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008.  FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) amended SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we adopted SFAS 157 for our non-financial assets and non-financial liabilities; this adoption did not have a material effect on our financial position, results of operations or cash flows.

We adopted FASB Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) effective January 1, 2009.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) requires us now to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncement’s effective date, which is a significant change since our prior practice was to capitalize such costs into the cost of the acquisitions.  Other than the effect this change will have in connection with future acquisitions, our adoption of SFAS 141(R) did not have a material effect on our financial position, results of operations or cash flows.

We adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) effective January 1, 2009. This new standard expanded the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires additional disclosure regarding derivatives in our notes to future financial statements but did not otherwise affect our financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”).  FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS 157 states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP SFAS 157-4 will be effective for interim and annual periods ending after June 15, 2009 and will be applied prospectively.  We are evaluating FSP SFAS 157-4 but currently believe that its adoption will not have a material effect on our  financial statements.

On April 9, 2009, the FASB also issued FASB Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year.  FSP SFAS 107-1 and APB 28-1 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP SFAS 107-1 and APB 28-1 will be effective for interim periods ending after June 15, 2009.  We believe the adoption of FSP SFAS 107-1 and APB 28-1 will not have a material effect on our financial statements.

5.                                      Properties, net

Operating properties consisted of the following:

	March 31,	December 31,
	2009	2008
Land	$423,985	$423,985
Buildings and improvements	2,229,817	2,202,995
	2,653,802	2,626,980
Less: accumulated depreciation	(362,318)	(343,110)
	$2,291,484	$2,283,870

Projects we had under construction or development consisted of the following:

	March 31,	December 31,
	2009	2008
Land	$222,242	$220,863
Construction in progress	295,686	273,733
	$517,928	$494,596

2009 Construction, Development and Redevelopment Activities

During the three months ended March 31, 2009, we had one property located in Suburban Maryland totaling 116,000 square feet become fully operational (42,000 of these square feet were placed into service in 2008).  We also placed into service 9,000 square feet in one partially operational property located in the Baltimore/Washington Corridor.

As of March 31, 2009, we had construction activities underway on five properties in the Baltimore/Washington Corridor (including one through a joint venture), four in Colorado Springs, Colorado (“Colorado Springs”), two in San Antonio, Texas (“San Antonio”) and one each in Suburban Baltimore and Suburban Maryland (including one through a joint venture).  We also had development activities underway on three office properties in the Baltimore/Washington Corridor and one each in San Antonio and Suburban Baltimore.  In addition, we had redevelopment underway on one property located in the Baltimore/Washington Corridor owned through a joint venture.

6.                                      Real Estate Joint Ventures

During the three months ended March 31, 2009, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

	Investment Balance at							Total Assets at 3/31/2009	Maximum Exposure to Loss (1)
	March 31, 2009		December 31, 2008		Date Acquired	Ownership	Nature of Activity
Harrisburg Corporate Gateway Partners, L.P.	$(4,809	)(2)	$(4,770	)(2)	9/29/2005	20%	Operates 16 buildings (3)	$69,489	$—

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

(2)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at March 31, 2009 and December 31, 2008 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(3)	This joint venture’s properties are located in Greater Harrisburg, Pennsylvania.

The following table sets forth condensed balance sheets for Harrisburg Corporate Gateway Partners, L.P.:

	March 31,	December 31,
	2009	2008
Properties, net	$62,060	$62,308
Other assets	7,429	7,530
Total assets	$69,489	$69,838

Liabilities (primarily debt)	$67,721	$67,725
Owners’ equity	1,768	2,113
Total liabilities and owners’ equity	$69,489	$69,838

The following table sets forth condensed statements of operations for Harrisburg Corporate Gateway Partners, L.P.:

	For the Three Months Ended March 31,
	2009	2008
Revenues	$2,420	$2,383
Property operating expenses	(835)	(825)
Interest expense	(969)	(980)
Depreciation and amortization expense	(811)	(830)
Net loss	$(195)	$(252)

The table below sets forth information pertaining to our investments in consolidated joint ventures at March 31, 2009:

		Ownership		Total	Collateralized
	Date	% at	Nature of	Assets at	Assets at
	Acquired	3/31/2009	Activity	3/31/2009	3/31/2009
M Square Associates, LLC	6/26/2007	45.0%	Developing land parcels (1)	$36,208	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (2)	28,696	—
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping one property (3)	28,461	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	6,808	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	4,605	—
				$104,778	$—

(1)	This joint venture is developing land parcels located in College Park, Maryland. We own a 90% interest in Enterprise Campus Developer, LLC, which in turn owns a 50% interest in M Square.
(2)	This joint venture is developing a land parcel located in Hanover, Maryland.
(3)	This joint venture owns a property in the Baltimore/Washington Corridor region.
(4)	This joint venture’s property is located in Charles County, Maryland (located in our “Other” business segment).
(5)	This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 17.

7.             Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal	Carrying Value at			Maturity
	Amount at	March 31,	December 31,	Stated Interest Rates	Dates at
	March 31, 2009	2009	2008	at March 31, 2009	March 31, 2009
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$424,000	$392,500	LIBOR + 0.75% to 1.25% (1)	September 30, 2011 (2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (3)	N/A	935,102	967,617	5.20% - 8.63% (4)	2009 - 2034 (5)
Revolving Construction Facility (6)	225,000	93,303	81,267	LIBOR + 1.60% to 2.00%	May 2, 2011 (2)
Other variable rate secured loans	N/A	221,400	221,400	LIBOR + 2.25% (7)	August 1, 2012 (2)
Other construction loan facilities	48,000	40,589	40,589	LIBOR + 1.50% (8)	2009
Total mortgage and other secured loans		1,290,394	1,310,873

Note payable
Unsecured seller note	N/A	750	750	5.95%	2016
Total mortgage and other loans payable		1,715,144	1,704,123

3.5% Exchangeable Senior Notes	N/A	153,488	152,628	3.50%	September 2026 (9)
Total debt		$1,868,632	$1,856,751

(1)	The interest rate on the Revolving Credit Facility was 1.33% at March 31, 2009.
(2)	These loans may be extended for a one-year period at our option, subject to certain conditions.
(3)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net premiums totaling $468 at March 31, 2009 and $501 at December 31, 2008.

(4)	The weighted average interest rate on these loans was 5.68% at March 31, 2009.
(5)	A loan with a balance of $4,721 at March 31, 2009 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(6)	The weighted average interest rate on this loan was 2.19% at March 31, 2009.
(7)	The one loan in this category at March 31, 2009 is subject to a floor of 4.25%, which was the interest rate in effect at March 31, 2009.
(8)	The weighted average interest rate on these loans was 1.93% at March 31, 2009.
(9)

As described further in our 2008 Annual Report on Form 10-K, the notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.7661 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2009 and is equivalent to an exchange price of $53.29 per common share). The carrying value of these notes included a principal amount of $162,500 and an unamortized discount totaling $9,012 at March 31, 2009 and $9,872 at December 31, 2008. The effective interest rate under the notes, including amortization of the discount, was 5.97%. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months Ended March 31,
	2009	2008
Interest expense on effective interest rate	$1,422	$1,750
Interest expense associated with amortization of discount	860	998
Total	$2,282	$2,748

We capitalized interest costs of $4,499 in the three months ended March 31, 2009 and $4,765 in the three months ended March 31, 2008.

8.             Derivatives

We are exposed to certain risks arising from changes in market conditions conditions.  These changes in market conditions may adversely affect our financial performance.  We use derivative financial instruments to assist in managing our exposure to these changes in market conditions.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments related to our borrowings.

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2009, these derivatives were used to hedge the variable cash flows associated with both existing and future variable-rate debt.  We defer the effective portion of the changes in fair value of the designated cash flow hedges to accumulated other comprehensive loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions.  We recognize directly in interest expense the ineffective portion of the change in fair value of interest rate derivatives.  We do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as hedges as of March 31, 2009.

As of March 31, 2009, we had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with an aggregate notional value of $420,000.  All six derivative instruments were interest rate swaps.  Under one of these interest rate derivatives, we are hedging our exposure to the variability in future cash flows for forecasted transactions over the period ending January 1, 2010.  The table below sets forth the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheet as of March 31, 2009:

	March 31, 2009
Derivatives Designated as Hedging Instruments Under SFAS 133	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other liabilities	$(4,217)

The tables below present the effect of our derivative financial instruments on our Consolidated Statements of Operations and comprehensive income for the three months ended March 31, 2009:

Amount of Loss
				Location of Loss	Recognized in Income
	Amount of Loss	Location of Loss	Amount of Loss	Recognized in Income	(Ineffective Portion
	Recognized in AOCL	Reclassified	Reclassified from AOCL into	(Ineffective Portion	and Amount Excluded From
	(Effective Portion)	from AOCL into	Income (Effective Portion)	and Amount	Effectiveness Testing)
Derivatives in SFAS 133 Cash	for Three Months	Income (Effective	for Three Months Ended	Excluded from	for Three Months Ended
Flow Hedging Relationships	Ended March 31, 2009	Portion)	March 31, 2009	Effectiveness Testing)	March 31, 2009
Interest Rate Swaps	$1,381	Interest expense	$2,299	Interest expense	$279

Over the next 12 months, we estimate that approximately $3,900 will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain provisions under which if we default, or are capable of being declared in default, on any of our indebtedness, we could also be declared in default on our derivative obligations.

We have agreements with our derivative counterparties that incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparty.  Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreements.

As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $4,217.  As of March 31, 2009, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we would be required to settle our obligations under the agreements at their termination value of $5,072.

9.             Shareholders’ Equity

Common Shares

During the three months ended March 31, 2009, we converted 2,310,000 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 14 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Three Months Ended March 31,
	2009	2008
Beginning balance	$(4,749)	$(2,372)
Amount of loss recognized in AOCL (effective portion)	(1,381)	(2,680)
Amount of loss reclassified from AOCL to income	2,299	328
Adjustment to AOCL attributable to noncontrolling interests	575	356
Ending balance	$(3,256)	$(4,368)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Three Months
	Ended March 31,
	2009	2008
Net income	$18,166	$12,181
Amount of loss recognized in AOCL (effective portion)	(1,381)	(2,680)
Amount of loss reclassified from AOCL to income	2,299	328
Total comprehensive income	19,084	9,829
Net income attributable to noncontrolling interests	(2,019)	(1,467)
Other comprehensive income attributable to noncontrolling interests	(116)	359
Total comprehensive income attributable to COPT	$16,949	$8,721

10.          Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the three months ended March 31, 2009:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit
Series G Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.5000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.5000

Series H Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688

Series J Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4766
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4766

Series K Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.7000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.7000

Common Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725

Series I Preferred Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688

Common Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725

11.          Supplemental Information to Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2009	2008
Supplemental schedule of non-cash investing and financing activities:

Increase (decrease) in accrued capital improvements, leasing, and acquisition costs	$3,622	$(11,089)
Consolidation of real estate joint venture:
Real estate assets	$—	$14,208
Prepaid and other assets	—	(12,530)
Minority interest	—	(1,678)
Net adjustment	$—	$—
Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$885	$(2,368)
Dividends/distribution payable	$25,891	$22,519
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$53,808	$420
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$19,101	$—

12.          Fair Value of Financial Instruments

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

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of March 31, 2009, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$4,569	$—	$—	$4,569
Liabilities:
Deferred compensation plan liability (2)	$4,569	$—	$—	$4,569
Interest rate swap contracts (2)	—	4,217	—	4,217
Liabilities	$4,569	$4,217	$—	$8,786

(1) Included in the line entitled “restricted cash” on our Consolidated Balance Sheet.

(2) Included in the line entitled “other liabilities” on our Consolidated Balance Sheet.

13.          Information by Business Segment

As of March 31, 2009, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended March 31, 2009
Revenues	$49,592	$22,359	$13,828	$4,878	$5,037	$2,506	$3,410	$2,945	$621	$2,599	$(931)	$106,844
Property operating expenses	18,642	7,862	6,702	1,313	2,059	98	872	837	36	802	(190)	39,033
NOI	$30,950	$14,497	$7,126	$3,565	$2,978	$2,408	$2,538	$2,108	$585	$1,797	$(741)	$67,811
Additions to commercial real estate properties	$19,345	$69	$3,311	$5,197	$4,657	$2,313	$347	$7,379	$2	$7,541	$(7)	$50,154
Segment assets at March 31, 2009	$1,273,523	$459,721	$436,805	$253,764	$158,442	$96,267	$94,798	$104,284	$20,988	$239,693	$(995)	$3,137,290

Three Months Ended March 31, 2008
Revenues	$45,577	$19,004	$13,910	$4,172	$4,584	$2,506	$3,160	$1,908	$752	$2,577	$(878)	$97,272
Property operating expenses	16,215	6,984	6,323	1,582	1,664	64	742	433	209	751	(238)	34,729
NOI	$29,362	$12,020	$7,587	$2,590	$2,920	$2,442	$2,418	$1,475	$543	$1,826	$(640)	$62,543
Additions to commercial real estate properties	$14,189	$926	$3,428	$12,021	$20,858	$228	$562	$(490)	$21	$1,307	$—	$53,050
Segment assets at March 31, 2008	$1,214,796	$472,307	$445,311	$192,679	$138,011	$95,508	$95,108	$59,556	$25,340	$199,797	$(963)	$2,937,450

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2009	2008
Segment revenues	$106,844	$97,272
Construction contract revenues	74,539	10,136
Other service operations revenues	350	478
Less: Revenues from discontinued real estate operations (Note 16)	—	(270)
Total revenues	$181,733	$107,616

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2009	2008
Segment property operating expenses	$39,033	$34,729
Less: Property operating expenses from discontinued real estate operations (Note 16)	—	(187)
Total property operating expenses	$39,033	$34,542

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

	For the Three Months
	Ended March 31,
	2009	2008
Construction contract revenues	$74,539	$10,136
Other service operations revenues	350	478
Construction contract expenses	(72,898)	(9,905)
Other service operations expenses	(425)	(602)
Income from service operations	$1,566	$107

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2009	2008
NOI for reportable segments	$67,811	$62,543
Income from service operations	1,566	107
Interest and other income	1,078	195
Equity in loss of unconsolidated entities	(115)	(54)
Income tax expense	(70)	(112)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(26,491)	(24,892)
General and administrative expenses	(6,189)	(5,933)
Interest expense on continuing operations	(19,424)	(21,915)
Net operating income from discontinued operations	—	(83)
Income from continuing operations	$18,166	$9,856

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate interest expense and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in loss of unconsolidated entities, general and administrative expense, interest and other income and income taxes because these items represent general corporate items not attributable to segments.

14.          Share-Based Compensation

During the three months ended March 31, 2009, 12,300 options were exercised.  The weighted average exercise price of these options was $10.14 per share, and the total intrinsic value of the options exercised was $165.

During the three months ended March 31, 2009, certain employees were granted a total of 327,660 restricted shares with a weighted average grant date fair value of $24.98 per share; these shares are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date provided that the employees remain employed by us.  During the three months ended March 31, 2009, forfeiture restrictions lapsed on 197,272 common shares previously issued to employees; these shares had a weighted average grant date fair value of $35.85 per share, and the total fair value of the shares on the vesting dates was $4,822.

Share-based compensation expense recognized on our Consolidated Statements of Operations, net of amounts capitalized, totaled $2,546 for the three months ended March 31, 2009 and $2,046 for the three months ended March 31, 2008.

We realized a windfall tax shortfall of $152 in the three months ended March 31, 2009 and windfall tax benefit of $1,041 in the three months ended March 31, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.

15.          Income Taxes

 We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Deferred
Federal	$54	$356
State	12	79
	66	435
Current
Federal	3	205
State	1	45
	4	250
Total income tax expense	$70	$685

Reported on line entitled income taxes	$70	$112
Reported on line entitled gain on sale of real estate, net	—	573
Total income tax expense	$70	$685

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

Our TRS’ combined Federal and state effective tax rate was 39% for the three months ended March 31, 2009 and 2008.

16.          Discontinued Operations

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

•                  429 Ridge Road property that was sold on January 31, 2008;

•                  47 Commerce Drive property that was sold on April 1, 2008; and

•                  7253 Ambassador Road property that was sold on June 2, 2008.

The table below sets forth the components of income from discontinued operations:

For the Three
Months Ended
March 31, 2008

Revenue from real estate operations	$270
Expenses from real estate operations:
Property operating expenses	187
Depreciation and amortization	52
Interest expense	41
Expenses from real estate operations	280
Loss from discontinued operations before gain on sales of real estate	(10)
Gain on sales of real estate	1,276
Income from discontinued operations	$1,266

17.          Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from our ownership and administration of properties.  We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated.  Management does not anticipate that any liabilities that may result from such proceedings will have a materially adverse effect on our financial position, operations or liquidity.  Our assessment of the potential outcomes of these matters involves significant judgment and is subject to change based on future developments.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2009.

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

18.          Subsequent Event

In April 2009, we issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72,078 after underwriting discounts but before offering expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of March 31, 2009, our investments in real estate included the following:

•                  240 wholly owned operating properties totaling 18.5 million square feet;

•                  16 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,584 acres that we believe are potentially developable into approximately 13.8 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

During the three months ended March 31, 2009, we:

•                  experienced significant growth in our revenues from real estate operations in total by amounts that exceeded the growth in our property operating expenses compared to the three months ended March 31, 2008.  While much of this increase is attributable to the growth of our portfolio from property additions, we also experienced growth in our revenues from real estate operations by amounts that exceeded the growth in our property operating expenses for properties that were owned and 100% operational since January 1, 2008 (properties that we refer to collectively as “Same-Office Properties”);

•                  finished the period with occupancy of our wholly owned portfolio of properties at 92.8%; and

•                  placed into service an aggregate of 83,000 square feet in newly constructed space located in two properties.

In April 2009, we issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses.

As discussed in greater detail in our 2008 Annual Report Form 10-K, the United States and world economies are in the midst of a significant recession that has had devastating effects on the capital markets, reducing stock prices and limiting credit availability.  We believe that for much of the office real estate sector, since the core operations tend to be structured as long-term leases and since revenue streams generally remain in place until leases expire or tenants fail to satisfy lease terms, the changes in the overall economy on our operations have not been fully felt to date.  As a result, we do not believe that the economic downturn has significantly affected the operations of our real estate properties yet but do expect the effects to become increasingly evident over the remainder of 2009 and 2010, and perhaps beyond.  We continue to see signs of increased competition for tenants and downward pressure on rental rates in most of our regions, which we expect, along with an increased intention by certain tenants to reduce costs through job cuts and associated space reductions, could adversely affect our occupancy and renewal rates.   In addition, we may also experience higher bad debt expense should tenants be unable to pay their rents.  However, we believe that our future real estate operations may be affected to a lesser degree than many of our peers for the following reasons:

•                  our expectation of continued strength in demand from our customers in the United States Government, defense information technology and data sectors; and

•                  our high concentration of large, high-quality tenants with a relatively small concentration of revenue from the financial services sector.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2009.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2009 compared to the same period in 2008;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at March 31, 2009; and

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

Results of Operations

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	March 31,	December 31,
	2009	2008
Occupancy rates
Total	92.8%	93.2%
Baltimore/Washington Corridor	93.3%	93.4%
Northern Virginia	95.8%	97.4%
Suburban Baltimore	82.7%	83.1%
Colorado Springs	94.3%	94.3%
Suburban Maryland	97.4%	97.7%
St. Mary’s and King George Counties	95.1%	95.2%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Central New Jersey	100.0%	100.0%
Other	99.3%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$22.89	$22.40

(1) Includes estimated expense reimbursements.

We renewed 82.4% of the square footage scheduled to expire in the three months ended March 31, 2009 (including the effects of early renewals and leases terminated less than one year prior to the scheduled lease expiration date).

As discussed in greater detail in our 2008 Annual Report Form 10-K, we expect that the effects of the global downturn in the economy on our real estate operations will make our leasing activities increasingly challenging during the remainder of 2009, 2010 and perhaps beyond.  As a result, we expect that we may find it increasingly difficult to maintain high levels of occupancy and tenant retention.  We believe that the immediacy of our exposure to the increased challenges in the leasing environment is lessened to a certain extent by the generally long-term nature of our leases and our operating strategy of monitoring concentrations of lease expirations occurring in any one year.  Our weighted average lease term for wholly owned properties at March 31, 2009 was approximately five years, and no more than 15% of our annualized rental revenues at March 31, 2009 were scheduled to expire in any one calendar year between 2010 and 2013 (11.9% of our annualized rental revenues at March 31, 2009 were scheduled to expire during the nine months ended December 31, 2009).  Most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms or provide for early termination rights; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely or exercising early termination rights.  We report the statistics in this manner since we manage our leasing activities using these assumptions and believe them to be probable.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	March 31,	December 31,
Geographic Region	Interest	2009	2008
Greater Harrisburg (1)	20.0%	87.1%	89.4%
Suburban Maryland (2)	(2)	65.6%	94.8%
Baltimore/Washington Corridor (3)	50.0%	100.0%	N/A

(1)          Includes 16 properties totaling 672,000 square feet.

(2)          Includes two properties totaling with 172,000 operational square feet at March 31, 2009 (we had a 50% ownership interest in 56,000 square feet and a 45% ownership interest in 116,000 square feet).  Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet).

(3)          Includes one property with 9,000 operational square feet at March 31, 2009.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of the following components:

•                  changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties:” and

•                  changes attributable to operating properties acquired during the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

The tables included in this section set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables, and the discussion that follows, include results and information pertaining to properties included in continuing operations.

	Changes From the Three Months Ended March 31, 2008 to 2009
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$3,153	$4,666	6.8%	$(7)	$7,812
Tenant recoveries and other real estate operations revenue	569	1,680	14.5%	(219)	2,030
Total	$3,722	$6,346	8.0%	$(226)	$9,842

Property operating expenses	$1,297	$3,054	9.1%	$140	$4,491

Straight-line rental revenue adjustments included in rental revenue	$280	$(1,784)	N/A	$—	$(1,504)
Amortization of deferred market rental revenue	$95	$(161)	N/A	$—	$(66)

Number of operating properties included in component category	20	223	N/A	—	243

(1)   Includes 15 newly-constructed properties and two redeveloped properties placed into service and three acquired properties.

(2)   Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

The increase in rental revenue for the Same-Office Properties was primarily attributable to an increase of $3.0 million in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia.

Tenant recoveries and other revenue for the Same-Office Properties increased due primarily to the increase in property operating expenses described below.  While we have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

The increase in Same-Office Properties’ property operating expenses included the following:

•                  an increase of $887,000 in snow removal due primarily to increased snow and ice in most of our regions;

•                  an increase of $740,000 in electric utilities expense, which included the effects of: (1)  increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structures; and (3) rate increases; and

•                  an increase of $525,000 in bad debt expense due to additional reserves on tenant receivables.

Other service revenues and expenses

The table below sets forth changes in our construction contract and other service revenues and expenses (dollars in thousands):

	Construction	Other Service
	Contract	Operations
	Dollar	Dollar	Total Dollar
	Change	Change	Change
Service operations
Revenues	$64,403	$(128)	$64,275
Expenses	62,993	(177)	62,816
Income from service operations	$1,410	$49	$1,459

The revenues and costs associated with these services include subcontracted costs that are reimbursed to us by the customer at no mark up.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of service operations revenues and expenses to evaluate performance.  The increase in income from service operations attributable to construction contracts was due primarily to a large volume of construction activity in the current period in connection with one large construction contract.

Interest expense

Our interest expense included in continuing operations decreased by $2.5 million, or 11.4%.  The decrease included the effects of the following:

•                  a decrease in the weighted average interest rates of our debt from 5.4% to 4.8%; partially offset by

•                  an increase in our average outstanding debt balance by 3.2% due primarily to debt incurred to fund our 2008 and 2009 construction activities.

The events in the economy have led to significant reductions in interest rates on variable rate debt.

Interest and other income

Our interest and other income increased $883,000, or 452.8%, due primarily to $1.1 million in interest income in the current period associated with a mortgage loan receivable which we funded in August 2008.

Income from discontinued operations, net of income taxes

Discontinued operations represents income from properties sold in 2008, and is comprised primarily of gain from the sales of such properties occurring during the three months ended March 31, 2008.  We had no discontinued operations in the current period.

Gain on sales of real estate, net of income taxes

Gain on sales of real estate was recognized on the sale of six office condominiums located in Northern Virginia during the three months ended March 31, 2008.  No similar sales occurred in the three months ended March 31, 2009.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  While we may experience increasing challenges discussed elsewhere herein and in our 2008 Annual Report on Form 10-K due to the current economic environment, we believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility (defined below) or forgo borrowing under construction loan credit facilities to fund development activities.

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties.  We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for property development and acquisition costs.  We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $600 million, $159.8 million of which was available at March 31, 2009; this facility is available through September 2011 and may be extended by one year at our option, subject to certain conditions.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $131.7 million of which was available at March 31, 2009 to fund future construction costs; this facility is available until May 2011 and may be extended by one year at our option, subject to certain conditions.  Selective dispositions of operating and other properties may also provide capital resources for the remainder of 2009 and in future years.  We are continually evaluating sources of capital and believe that there are satisfactory sources available for meeting our capital requirements without necessitating property sales.

As discussed further in our 2008 Annual Report on Form 10-K, we believe that we have sufficient capacity under our Revolving Credit Facility to satisfy our 2009 debt maturities.  We also believe that we have sufficient capacity under our Revolving Construction Facility to fund the construction of properties that were under construction at March 31, 2009, as well as projects expected to be started during the remainder of 2009.  We expect to pursue a certain amount of new permanent and medium-term debt in 2009; if we are successful in obtaining this debt, we expect to use the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity to enable us to fund future investment opportunities.

In our discussions of liquidity and capital resources herein and in our 2008 Annual Report on Form 10-K, we describe certain of the risks and uncertainties relating to our business.  Additional risks are described in Item 1A of our 2008 Annual Report on Form 10-K.

Operating Activities

Our cash flow from operations increased $24.9 million, or 57.4%, when comparing the three months ended March 31, 2009 and 2008; this increase is attributable in large part to: (1) the timing of cash flow associated with third-party construction projects in the current period; and (2) the additional cash flow from operations generated by our property additions.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Three Months Ended March 31, 2009

We had one newly-constructed property located in Suburban Maryland totaling 116,000 square feet become fully operational during the three months ended March 31, 2009 (41,500 of these square feet were placed into service in 2008).  This property was 58% leased or committed as of March 31, 2009.  Costs incurred on this property through March 31, 2009 totaled $18.5 million, of which $234,000 was incurred in the three months ended March 31, 2009.

As of March 31, 2009, we had construction activities underway on 13 office properties totaling 1.5 million square feet that were 33% leased, or considered committed to lease (including two properties owned through joint ventures).  Costs incurred on these properties through March 31, 2009 totaled approximately $193.9 million, of which approximately $28.0 million was incurred in the three months ended March 31, 2009.  We estimate that remaining costs to be incurred through 2011 will total approximately $137.2 million upon completion of these properties.  We expect to fund these costs using primarily borrowings from our Revolving Construction Facility and Revolving Credit Facility.

As of March 31, 2009, we had development activities underway on five office properties estimated to total 525,000 square feet.  We estimate that costs for these properties will total approximately $125.3 million.  Costs incurred on these properties through March 31, 2009 totaled $11.9 million, of which $4.5 million was incurred in the three months ended March 31, 2009.  We estimate the remaining costs to be incurred will total approximately $113.4 million; we expect to incur these costs through 2012.  We expect to fund most of these costs using primarily borrowings from our Revolving Construction Facility.

We had redevelopment activities underway on one property at March 31, 2009 and expect to commence redevelopment on an additional property this year.  We expect to incur an aggregate of approximately $39.0 million in costs in connection with these projects from 2009 to 2010.  We expect to fund most of these costs using borrowings from our Revolving Credit Facility.

The table below sets forth the major components of our additions to the line entitled “Total Commercial Real Estate Properties” on our Consolidated Balance Sheet for the three months ended March 31, 2009 (in thousands):

Construction, development and redevelopment	$43,032
Tenant improvements on operating properties	4,225	(1)
Capital improvements on operating properties	1,513
Acquisitions	1,384
	$50,154

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of March 31, 2009, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities increased $18.6 million when comparing the three months ended March 31, 2009 and 2008 due primarily to a $24.6 million decrease in proceeds from sales of properties.  Our cash flow used by financing activities increased $13.3 million when comparing the three months ended March 31, 2009 and 2008, which was not significant relative to the volume of our financing activities.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2008 Annual Report on Form 10-K.

Investing and Financing Activities Subsequent to March 31, 2009

In April 2009, we issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses.  The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains (or losses) from sales of operating properties, plus real estate-related depreciation and amortization.  Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently.

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

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (4) Basic FFO allocable to restricted shares.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

Diluted FFO available to common share and common unit holders (“Diluted FFO”) is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares.  However, the computation of Diluted FFO does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below.  In addition, since most equity REITs provide Diluted FFO information to the investment community, we believe Diluted FFO is a useful supplemental measure for comparing us to other equity REITs.  We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO.  Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures.  Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs.  Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.  The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

Diluted FFO per share is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three months ended March 31, 2009 and 2008 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2009	2008

Net income	$18,166	$12,181
Add: Real estate-related depreciation and amortization	26,491	24,944
Add: Depreciation and amortization on unconsolidated real estate entities	160	164
Less: Gain on sales of operating properties, net of income taxes	—	(1,380)
Funds from operations (“FFO”)	44,817	35,909
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: Noncontrolling interests-other consolidated entities	(50)	(100)
Less: Preferred share dividends	(4,025)	(4,025)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(53)	(49)
Less: basic and diluted FFO allocable to restricted shares	(453)	(274)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$40,071	$31,296

Weighted average common shares	51,930	47,001
Conversion of weighted average common units	7,253	8,154
Weighted average common shares/units - Basic FFO	59,183	55,155
Dilutive effect of share-based compensation awards	498	704
Weighted average common shares/units - Diluted FFO	59,681	55,859

Diluted FFO per common share	$0.67	$0.56

Numerator for diluted EPS	$11,854	$6,519
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	1,804	1,202
Add: Real estate-related depreciation and amortization	26,491	24,944
Add: Depreciation and amortization of unconsolidated real estate entities	160	164
Add: Numerator for diluted EPS allocable to restricted shares	268	170
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(53)	(49)
Less: Basic and diluted FFO allocable to restricted shares	(453)	(274)
Less: Gain on sales of operating properties, net of income taxes	—	(1,380)
Diluted FFO	$40,071	$31,296

Denominator for diluted EPS	52,428	47,705
Weighted average common units	7,253	8,154
Denominator for Diluted FFO per share	59,681	55,859

Our computation of FFO and the other measures described above changed as a result of our adoption on January 1, 2009 of SFAS 160, FSP APB 14-1 and FSP EITF 03-6-1, all of which were applied respectively to prior periods.  We discuss SFAS 160 and FSP APB 14-1 in Note 4 to our consolidated financial statements and FSP EITF 03-6-1 in Note 3 to our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our capital strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of March 31, 2009, 90.4% of our fixed-rate debt was scheduled to mature after 2010.  As of March 31, 2009, 24.6% of our total debt had variable interest rates, including the effect of interest rate swaps, and the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 14.6%.

The following table sets forth as of March 31, 2009 our long-term debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2009	2010	2011 (1)	2012	2013	Thereafter	Total
Long term debt:
Fixed rate (2)	$30,911	$74,033	$272,314	$42,200	$137,718	$540,708	$1,097,884
Weighted average interest rate	6.85%	5.98%	4.30%	6.33%	5.57%	5.58%	5.35%
Variable rate	$40,589	$—	$517,303	$221,400	$—	$—	$779,292

(1)

Includes amounts outstanding at March 31, 2009 of $424.0 million under our Revolving Credit Facility and $93.3 million under our Revolving Construction Facility that may be extended for a one-year period, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $8.5 million.

The fair market value of our debt was $1.72 billion at March 31, 2009.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $58.0 million at March 31, 2009.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2009, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	March 31,
Amount	LIBOR base	Date	Date	2009
$25,000	5.2320%	5/1/2006	5/1/2009	$(98)
25,000	5.2320%	5/1/2006	5/1/2009	(98)
50,000	4.3300%	10/23/2007	10/23/2009	(1,040)
100,000	2.5100%	11/3/2008	12/31/2009	(1,365)
120,000	1.7600%	1/2/2009	5/1/2012	(950)
100,000	1.9750%	1/1/2010	5/1/2012	(666)
				$(4,217)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $843,000 in the three months ended March 31, 2009 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

We are not aware of any material developments during the most recent fiscal quarter regarding the litigation described in our 2008 Annual Report on Form 10-K.  We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended March 31, 2009, 2,310,000 of the Operating Partnership’s common units were exchanged for 2,310,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CORPORATE OFFICE PROPERTIES TRUST

Date: May 8, 2009	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer