Form 10-Q
period 2009-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2009-07-31
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes   ☒ No

As of July 22, 2009, 58,016,093 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Properties, net:
Operating properties, net	$2,340,574	$2,283,870
Projects under construction or development	513,562	494,596
Total properties, net	2,854,136	2,778,466
Cash and cash equivalents	11,931	6,775
Restricted cash	17,879	13,745
Accounts receivable, net	13,776	13,684
Deferred rent receivable	67,137	64,131
Intangible assets on real estate acquisitions, net	81,090	91,848
Deferred charges, net	48,812	51,801
Prepaid expenses and other assets	103,914	93,789
Total assets	$3,198,675	$3,114,239

Liabilities and equity
Liabilities:
Mortgage and other loans payable	$1,677,351	$1,704,123
3.5% Exchangeable Senior Notes, net	154,362	152,628
Accounts payable and accrued expenses	142,734	93,625
Rents received in advance and security deposits	29,936	30,464
Dividends and distributions payable	27,057	25,794
Deferred revenue associated with acquired operating leases	8,926	10,816
Distributions in excess of investment in unconsolidated real estate joint venture	4,873	4,770
Other liabilities	7,029	9,596
Total liabilities	2,052,268	2,031,816
Commitments and contingencies (Note 15)
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at June 30, 2009 and December 31, 2008)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 58,016,683 at June 30, 2009 and 51,790,442 at December 31, 2008)	580	518
Additional paid-in capital	1,229,931	1,112,734
Cumulative distributions in excess of net income	(179,698)	(162,572)
Accumulated other comprehensive loss	(1,176)	(4,749)
Total Corporate Office Properties Trust’s shareholders’ equity	1,049,718	946,012
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	76,873	117,356
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	11,016	10,255
Noncontrolling interests in subsidiaries	96,689	136,411
Total equity	1,146,407	1,082,423
Total liabilities and equity	$3,198,675	$3,114,239

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$88,326	$83,154	$177,848	$164,864
Tenant recoveries and other real estate operations revenue	17,392	14,792	34,714	30,084
Construction contract revenues	102,753	21,899	177,292	32,035
Other service operations revenues	571	525	921	1,003
Total revenues	209,042	120,370	390,775	227,986
Expenses
Property operating expenses	37,162	33,957	76,195	68,499
Depreciation and other amortization associated with real estate operations	28,708	24,955	55,199	49,847
Construction contract expenses	100,647	21,472	173,545	31,377
Other service operations expenses	514	454	939	1,056
General and administrative expenses	5,834	5,934	11,377	11,704
Business development expenses	446	102	1,092	265
Total operating expenses	173,311	86,874	318,347	162,748
Operating income	35,731	33,496	72,428	65,238
Interest expense	(18,678)	(21,162)	(38,102)	(43,077)
Interest and other income	1,252	170	2,330	365
Income from continuing operations before equity in loss of unconsolidated entities and income taxes	18,305	12,504	36,656	22,526
Equity in loss of unconsolidated entities	(202)	(56)	(317)	(110)
Income tax (expense) benefit	(52)	107	(122)	(5)
Income from continuing operations	18,051	12,555	36,217	22,411
Discontinued operations	—	1,314	—	2,580
Income before gain on sales of real estate	18,051	13,869	36,217	24,991
Gain on sales of real estate, net of income taxes	—	41	—	1,100
Net income	18,051	13,910	36,217	26,091
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(1,272)	(1,461)	(3,076)	(2,663)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other	25	(122)	(25)	(222)
Net income attributable to Corporate Office Properties Trust	16,639	12,162	32,786	22,876
Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Net income attributable to Corporate Office Properties Trust common shareholders	$12,613	$8,136	$24,735	$14,825
Net income attributable to Corporate Office Properties Trust
Income from continuing operations	$16,639	$11,047	$32,786	$20,689
Discontinued operations	—	1,115	—	2,187
Net income attributable to Corporate Office Properties Trust	$16,639	$12,162	$32,786	$22,876
Basic earnings per common share (1)
Income from continuing operations	$0.22	$0.15	$0.45	$0.26
Discontinued operations	—	0.02	—	0.05
Net income	$0.22	$0.17	$0.45	$0.31
Diluted earnings per common share (1)
Income from continuing operations	$0.22	$0.15	$0.44	$0.26
Discontinued operations	—	0.02	—	0.04
Net income	$0.22	$0.17	$0.44	$0.30
Dividends declared per common share	$0.3725	$0.3400	$0.7450	$0.6800

(1)          Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,824,000 shares)	—	28	61,368	—	—	(61,396)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (153,177 shares)	—	2	1,855	—	—	—	1,857
Share-based compensation	—	2	5,248	—	—	—	5,250
Restricted common share redemptions (71,267 shares)	—	—	(1,752)	—	—	—	(1,752)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,165)	—	—	21,165	—
Increase in fair value of derivatives	—	—	—	—	3,573	650	4,223
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	32,786	—	3,431	36,217
Dividends	—	—	—	(49,912)	—	—	(49,912)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(4,308)	(4,308)
Net contributions and distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	736	736
Balance at June 30, 2009 (58,016,683 common shares outstanding)	$81	$580	$1,229,931	$(179,698)	$(1,176)	$96,689	$1,146,407

Balance at December 31, 2007 (47,366,475 common shares outstanding)	$81	$474	$971,459	$(129,599)	$(2,372)	$129,437	$969,480
Conversion of common units to common shares (15,242 shares)	—	1	419	—	—	(420)	—
Exercise of share options (90,209 shares)	—	1	1,346	—	—	—	1,347
Share-based compensation	—	1	4,555	—	—	—	4,556
Restricted common share redemptions (40,892 shares)	—	—	(1,304)	—	—	—	(1,304)
Decrease in fair value of derivatives	—	—	—	—	(243)	(41)	(284)
Increase in tax benefit from share-based compensation	—	—	1,053	—	—	—	1,053
Net income	—	—	—	22,876	—	3,215	26,091
Dividends	—	—	—	(40,422)	—	—	(40,422)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,872)	(5,872)
Net contributions and distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	2,868	2,868
Balance at June 30, 2008 (47,701,812 common shares outstanding)	$81	$477	$977,528	$(147,145)	$(2,615)	$129,187	$957,513

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$36,217	$26,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	56,311	50,676
Amortization of deferred financing costs	2,033	1,661
Amortization of deferred market rental revenue	(997)	(903)
Amortization of net debt discounts	1,663	1,936
Gain on sales of real estate	—	(4,204)
Share-based compensation	5,250	4,556
Excess income tax shortfall (benefit) from share-based compensation	152	(1,053)
Other	(1,946)	402
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(3,006)	(5,701)
(Increase) decrease in accounts receivable	(92)	1,379
(Increase) decrease in restricted cash and prepaid expenses and other assets	(4,681)	3,380
Increase in accounts payable, accrued expenses and other liabilities	38,055	4,406
(Decrease) increase in rents received in advance and security deposits	(528)	1,335
Net cash provided by operating activities	128,431	83,961

Cash flows from investing activities
Purchases of and additions to properties	(101,650)	(149,699)
Proceeds from sales of properties	65	28,304
Leasing costs paid	(6,282)	(2,383)
Other	(4,636)	(2,504)
Net cash used in investing activities	(112,503)	(126,282)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	314,147	227,932
Repayments of mortgage and other loans payable	(340,848)	(149,374)
Deferred financing costs paid	(202)	(2,250)
Net proceeds from issuance of common shares	73,682	1,350
Dividends paid	(47,596)	(40,309)
Distributions paid	(5,361)	(5,878)
Excess income tax (shortfall) benefit from share-based compensation	(152)	1,053
Restricted share redemptions	(1,752)	(1,304)
Other	(2,690)	(680)
Net cash (used in) provided by financing activities	(10,772)	30,540

Net increase (decrease) in cash and cash equivalents	5,156	(11,781)
Cash and cash equivalents
Beginning of period	6,775	24,638
End of period	$11,931	$12,857

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”, “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2009, our investments in real estate included the following:

•                  243 wholly owned operating properties totaling 18.7 million square feet;

•                  16 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,530 acres that we believe are potentially developable into approximately 13.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of June 30, 2009 follows:

Common Units	92%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, 7% of the Operating Partnership’s common units at that date.

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

In preparing the consolidated financial statements, we evaluated subsequent events occurring through July 31, 2009, the date the financial statements were issued.

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Current Report on Form 8-K filed on June 2, 2009.  The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in the financial statements included in our Current Report on Form 8-K filed on June 2, 2009.

We reclassified certain amounts from the prior periods to conform to the current period presentation of our Consolidated Financial Statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements Resulting in Adjustments

As discussed further in our Current Report on Form 8-K dated June 2, 2009, we retrospectively adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1”).  This resulted in the recording of certain adjustments to amounts previously reported in our 2008 Annual Report on Form 10-K, including changes that affected our previously reported net income attributable to our common shareholders and earnings per common share.  Our Current Report on Form 8-K dated June 2, 2009 updated our 2008 Annual Report on Form 10-K for the effect of these adjustments.

Other Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity.  SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  SFAS 167 will become effective on January 1, 2010.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (as amended)” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles for nongovernmental entities.  SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 became effective on July 1, 2009 and is not expected to have a material effect on our consolidated financial statements.

Fair Value of Financial Instruments

Under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), fair value is defined as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability.

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

The valuation of our derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy under SFAS 157, the credit valuation adjustments associated with our derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of June 30, 2009, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant.  As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$5,520	$—	$—	$5,520
Interest rate swap contracts (2)	—	789	—	789
Assets	$5,520	$789	$—	$6,309

Liabilities:
Deferred compensation plan liability (3)	$5,520	$—	$—	$5,520
Interest rate swap contracts (3)	—	1,666	—	1,666
Liabilities	$5,520	$1,666	$—	$7,186

(1) Included in the line entitled “restricted cash” on our Consolidated Balance Sheet.

(2) Included in the line entitled “prepaid and other assets” on our Consolidated Balance Sheet.

(3) Included in the line entitled “other liabilities” on our Consolidated Balance Sheet.

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

Mortgage loans receivable are included in the line entitled prepaid and other assets on our consolidated balance sheets.  The following table sets forth information pertaining to the fair value of our mortgage loans receivable:

	June 30, 2009	December 31, 2008
Carrying Amount	$31,119	$29,380
Estimated Fair Value	30,039	28,951

For additional fair value information, please refer to Note 6 for debt and Note 7 for derivatives.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (dollars and shares in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$18,051	$12,555	$36,217	$22,411
Add: Gain on sales of real estate, net	—	41	—	1,100
Less: Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Less: Income from continuing operations attributable to noncontrolling interests	(1,412)	(1,549)	(3,431)	(2,822)
Less: Income from continuing operations attributable to restricted shares	(242)	(166)	(510)	(336)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	12,371	6,855	24,225	12,302
Add: Income from discontinued operations	—	1,314	—	2,580
Less: Income from discontinued operations attributable to noncontrolling interests	—	(199)	—	(393)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$12,371	$7,970	$24,225	$14,489
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	56,637	47,110	54,296	47,055
Dilutive effect of stock option awards	546	790	522	746
Denominator for diluted EPS	57,183	47,900	54,818	47,801

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.22	$0.15	$0.45	$0.26
Income from discontinued operations attributable to COPT common shareholders	—	0.02	—	0.05
Net income attributable to COPT common shareholders	$0.22	$0.17	$0.45	$0.31
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.22	$0.15	$0.44	$0.26
Income from discontinued operations attributable to COPT common shareholders	—	0.02	—	0.04
Net income attributable to COPT common shareholders	$0.22	$0.17	$0.44	$0.30

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Conversion of common units	5,483	8,151	6,363	8,153
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434
Anti-dilutive share-based compensation awards	524	348	641	468

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

4.             Properties, net

Operating properties consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$429,064	$423,985
Buildings and improvements	2,293,895	2,202,995
	2,722,959	2,626,980
Less: accumulated depreciation	(382,385)	(343,110)
	$2,340,574	$2,283,870

Projects we had under construction or development consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$219,775	$220,863
Construction in progress	293,787	273,733
	$513,562	$494,596

2009 Construction, Development and Redevelopment Activities

During the six months ended June 30, 2009, we had three properties (one each located in the Baltimore/Washington Corridor, Suburban Maryland and Colorado Springs, Colorado (“Colorado Springs”)) totaling 301,000 square feet become fully operational (85,000 of these square feet were placed into service in 2008).  We also placed into service 42,000 square feet in two partially operational properties (one each located in Colorado Springs and the Baltimore/Washington Corridor).

As of June 30, 2009, we had construction activities underway on four properties in the Baltimore/Washington Corridor (including one through a consolidated joint venture), three in Colorado Springs, two in San Antonio, Texas (“San Antonio”) and one each in Suburban Baltimore and Suburban Maryland (including one through a consolidated joint venture).  We also had development activities underway on four office properties in the Baltimore/Washington Corridor, two in Suburban Baltimore and one in San Antonio.  In addition, we had redevelopment underway on one property located in the Baltimore/Washington Corridor owned through a consolidated joint venture.

5.                                      Real Estate Joint Ventures

During the six months ended June 30, 2009, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

Investment Balance at							Maximum
June 30,		December 31,		Date		Nature of	Exposure
2009		2008		Acquired	Ownership	Activity	to Loss (1)
$(4,873	)(2)	$(4,770	)(2)	9/29/2005	20%	Operates 16 buildings	$—

(1)          Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, which we would be required to make if certain contingent events occur (see Note 15).

(2)          The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at June 30, 2009 and December 31, 2008 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

The following table sets forth condensed balance sheets for this unconsolidated joint venture:

	June 30,	December 31,
	2009	2008
Properties, net	$61,742	$62,308
Other assets	7,331	7,530
Total assets	$69,073	$69,838

Liabilities (primarily debt)	$67,473	$67,725
Owners’ equity	1,600	2,113
Total liabilities and owners’ equity	$69,073	$69,838

The following table sets forth condensed statements of operations for this unconsolidated joint venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$2,313	$2,413	$4,733	$4,796
Property operating expenses	(836)	(876)	(1,671)	(1,701)
Interest expense	(980)	(980)	(1,949)	(1,960)
Depreciation and amortization expense	(816)	(830)	(1,627)	(1,660)
Net loss	$(319)	$(273)	$(514)	$(525)

The table below sets forth information pertaining to our investments in consolidated joint ventures at June 30, 2009:

		Ownership		Total	Pledged
	Date	% at	Nature of	Assets at	Assets at
	Acquired	6/30/2009	Activity	6/30/2009	6/30/2009
M Square Associates, LLC	6/26/2007	45.0%	Developing land parcels (1)	$48,944	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Developing land parcel (2)	29,204	28,475
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping one property (3)	28,600	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	6,919	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	4,653	—
				$118,320	$28,475

(1)	This joint venture is developing land parcels located in College Park, Maryland. We own a 90% interest in Enterprise Campus Developer, LLC, which in turn owns a 50% interest in M Square.
(2)	This joint venture is developing a land parcel located in Hanover, Maryland.
(3)	This joint venture owns a property in the Baltimore/Washington Corridor region.
(4)	This joint venture’s property is located in Charles County, Maryland (located in our “Other” business segment).
(5)	This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.             Debt

Our debt consisted of the following:

	Maximum				Scheduled
	Principal	Carrying Value at			Maturity
	Amount at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2009	2009	2008	at June 30, 2009	June 30, 2009
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$357,000	$392,500	LIBOR + 0.75% to 1.25% (1)	September 30, 2011 (2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (3)	N/A	932,287	967,617	5.20% - 7.94% (4)	2009 - 2034 (5)
Revolving Construction Facility	225,000	99,161	81,267	LIBOR + 1.60% to 2.00% (6)	May 2, 2011 (2)
Other variable rate secured loans	N/A	271,400	221,400	LIBOR + 2.25% to 3.00% (7)	2012-2014 (2)
Other construction loan facilities	23,400	16,753	40,589	LIBOR + 2.75% (8)	2011 (2)
Total mortgage and other secured loans		1,319,601	1,310,873

Note payable
Unsecured seller note	N/A	750	750	5.95%	2016
Total mortgage and other loans payable		1,677,351	1,704,123

3.5% Exchangeable Senior Notes	N/A	154,362	152,628	3.50%	September 2026 (9)
Total debt		$1,831,713	$1,856,751

(1)	The interest rate on the Revolving Credit Facility was 1.11% at June 30, 2009.
(2)	Includes loans that may be extended for a one-year period at our option, subject to certain conditions.
(3)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect unamortized premiums totaling $430 at June 30, 2009 and $501 at December 31, 2008.

(4)	The weighted average interest rate on these loans was 5.68% at June 30, 2009.
(5)	A loan with a balance of $4,701 at June 30, 2009 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(6)	The weighted average interest rate on this loan was 2.00% at June 30, 2009.
(7)	The loans in this category at June 30, 2009 are subject to floor interest rates ranging from 4.25% to 5.5%.
(8)	The interest rate on this loan was 3.07% at June 30, 2009.
(9)

As described further in our 2008 Annual Report on Form 10-K, the notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.8266 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2009 and is equivalent to an exchange price of $53.12 per common share). The carrying value of these notes included a principal amount of $162,500 and an unamortized discount totaling $8,138 at June 30, 2009 and $9,872 at December 31, 2008. The

effective interest rate under the notes, including amortization of the discount, was 5.97%. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense at stated interest rate	$1,422	$1,750	$2,844	$3,500
Interest expense associated with amortization of discount	874	1,013	1,734	2,011
Total	$2,296	$2,763	$4,578	$5,511

We capitalized interest costs of $3,985 in the three months ended June 30, 2009, $4,533 in the three months ended June 30, 2008, $8,484 in the six months ended June 30, 2009 and $9,298 in the six months ended June 30, 2008.

The following table sets forth information pertaining to the fair value of our debt:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,087,399	$998,101	$1,120,995	$1,010,127
Variable-rate debt	744,314	710,239	735,756	702,092
	$1,831,713	$1,708,340	$1,856,751	$1,712,219

7.             Derivatives

We are exposed to certain risks arising from changes in market conditions.  These changes in market conditions may adversely affect our financial performance.  We use derivative financial instruments to assist in managing our exposure to these changes in market conditions.  Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash payments related to our borrowings.

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2009, these derivatives were used to hedge the variable cash flows associated with both existing and future variable-rate debt.  We defer the effective portion of the changes in fair value of the designated cash flow hedges to accumulated other comprehensive loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions.  We recognize directly in interest expense the ineffective portion of the change in fair value of interest rate derivatives.  We do not use derivatives for trading or speculative purposes and do not have any derivatives that are not designated as hedges as of June 30, 2009.

As of June 30, 2009, we had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with an aggregate notional value of $370,000.  All four derivative instruments were interest rate swaps.  Under one of these interest rate derivatives, we are hedging our exposure to the variability in future cash flows for forecasted transactions over the period ending January 1, 2010.  The table below sets forth the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheet as of June 30, 2009:

Derivatives Designated as Hedging	June 30, 2009
Instruments Under SFAS 133	Balance Sheet Location	Fair Value
Interest Rate Swaps	Prepaid and other assets	$789
Interest Rate Swaps	Other liabilities	(1,666)

The table below presents the effect of our interest rate swaps on our Consolidated Statements of Operations and comprehensive income for the three and six months ended June 30, 2009:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Amount of gain recognized in AOCL (effective portion)	1,658	277
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,647)	(3,946)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	51	(228)

Over the next 12 months, we estimate that approximately $3,304 will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.

We have agreements with our derivative counterparties that incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreements.

As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $1,307, excluding the effects of accrued interest.  As of June 30, 2009, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we would be required to settle our obligations under the agreements at their termination value of $1,682.

8.             Shareholders’ Equity

Common Shares

In April 2009, we issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72,078 after underwriting discounts but before offering expenses.

During the six months ended June 30, 2009, we converted 2,824,000 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Six Months Ended June 30,
	2009	2008
Beginning balance	$(4,749)	$(2,372)
Amount of gain (loss) recognized in AOCL (effective portion)	277	(1,450)
Amount of loss reclassified from AOCL to income	3,946	1,166
Adjustment to AOCL attributable to noncontrolling interests	(650)	41
Ending balance	$(1,176)	$(2,615)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$18,051	$13,910	$36,217	$26,091
Amount of gain (loss) recognized in AOCL (effective portion)	1,658	1,230	277	(1,450)
Amount of loss reclassified from AOCL to income	1,647	838	3,946	1,166
Total comprehensive income	21,356	15,978	40,440	25,807
Net income attributable to noncontrolling interests	(1,412)	(1,748)	(3,431)	(3,215)
Other comprehensive income attributable to noncontrolling interests	(300)	(315)	(416)	44
Total comprehensive income attributable to COPT	$19,644	$13,915	$36,593	$22,636

9.             Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the six months ended June 30, 2009:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit
Series G Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.5000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.5000
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.5000

Series H Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4688

Series J Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4766
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4766
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4766

Series K Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.7000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.7000
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.7000

Common Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.3725

Series I Preferred Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4688

Common Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.3725

10.          Supplemental Information to Statements of Cash Flows

	For the Six Months Ended June 30,
	2009	2008
Supplemental schedule of non-cash investing and financing activities:

Increase in accrued capital improvements, leasing, and acquisition costs	$11,971	$2,176
Consolidation of real estate joint venture:
Real estate assets	$—	$14,208
Prepaid and other assets	—	(10,859)
Noncontrolling interests	—	(3,349)
Net adjustment	$—	$—
Proceeds from sale of property invested in restricted cash	$—	$5,103
Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$4,225	$(315)
Dividends/distribution payable	$27,057	$22,548

11.          Information by Business Segment

As of June 30, 2009, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended June 30, 2009

Revenues	$49,531	$19,211	$13,793	$5,803	$5,179	$2,507	$3,478	$3,547	$601	$2,998	$(930)	$105,718
Property operating expenses	17,494	7,510	5,818	1,718	2,030	1	792	963	47	864	(75)	37,162
NOI	$32,037	$11,701	$7,975	$4,085	$3,149	$2,506	$2,686	$2,584	$554	$2,134	$(855)	$68,556
Additions to properties, net	$15,642	$2,299	$5,592	$12,870	$13,102	$2,098	$178	$11,998	$9	$1,075	$(7)	$64,856

Three Months Ended June 30, 2008

Revenues	$46,426	$18,927	$13,502	$4,691	$4,907	$2,506	$3,134	$1,999	$586	$2,256	$(903)	$98,031
Property operating expenses	15,686	7,255	5,691	1,738	1,587	40	747	443	38	1,062	(319)	33,968
NOI	$30,740	$11,672	$7,811	$2,953	$3,320	$2,466	$2,387	$1,556	$548	$1,194	$(584)	$64,063
Additions to properties, net	$40,092	$803	$4,309	$41,510	$1,238	$384	$674	$18,738	$22	$968	$(29)	$108,709

Six Months Ended June 30, 2009

Revenues	$99,123	$41,570	$27,621	$10,681	$10,216	$5,013	$6,888	$6,492	$1,222	$5,597	$(1,861)	$212,562
Property operating expenses	36,136	15,372	12,520	3,031	4,089	99	1,664	1,800	83	1,666	(265)	76,195
NOI	$62,987	$26,198	$15,101	$7,650	$6,127	$4,914	$5,224	$4,692	$1,139	$3,931	$(1,596)	$136,367
Additions to properties, net	$34,987	$2,368	$8,903	$18,067	$17,759	$4,411	$525	$19,377	$11	$8,616	$(14)	$115,010
Segment assets at June 30, 2009	$1,277,271	$455,539	$436,220	$268,667	$167,227	$97,618	$94,398	$116,590	$20,768	$265,372	$(995)	$3,198,675

Six Months Ended June 30, 2008

Revenues	$92,003	$37,931	$27,412	$8,863	$9,491	$5,012	$6,294	$3,907	$1,338	$4,833	$(1,781)	$195,303
Property operating expenses	31,901	14,239	12,014	3,320	3,251	104	1,489	876	247	1,813	(557)	68,697
NOI	$60,102	$23,692	$15,398	$5,543	$6,240	$4,908	$4,805	$3,031	$1,091	$3,020	$(1,224)	$126,606
Additions to properties, net	$54,281	$1,729	$7,737	$53,531	$22,096	$612	$1,236	$18,248	$43	$2,275	$(29)	$161,759
Segment assets at June 30, 2008	$1,248,815	$469,146	$438,548	$235,765	$139,787	$95,123	$94,798	$84,359	$22,155	$183,862	$(984)	$3,011,374

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Segment revenues	$105,718	$98,031	$212,562	$195,303
Construction contract revenues	102,753	21,899	177,292	32,035
Other service operations revenues	571	525	921	1,003
Less: Revenues from discontinued real estate operations (Note 14)	—	(85)	—	(355)
Total revenues	$209,042	$120,370	$390,775	$227,986

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Segment property operating expenses	$37,162	$33,968	$76,195	$68,697
Less: Property operating expenses from discontinued real estate operations (Note 14)	—	(11)	—	(198)
Total property operating expenses	$37,162	$33,957	$76,195	$68,499

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Construction contract revenues	$102,753	$21,899	$177,292	$32,035
Other service operations revenues	571	525	921	1,003
Construction contract expenses	(100,647)	(21,472)	(173,545)	(31,377)
Other service operations expenses	(514)	(454)	(939)	(1,056)
Income from service operations	$2,163	$498	$3,729	$605

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
NOI for reportable segments	$68,556	$64,063	$136,367	$126,606
Income from service operations	2,163	498	3,729	605
Interest and other income	1,252	170	2,330	365
Equity in loss of unconsolidated entities	(202)	(56)	(317)	(110)
Income tax expense	(52)	107	(122)	(5)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(28,708)	(24,955)	(55,199)	(49,847)
General and administrative expenses	(5,834)	(5,934)	(11,377)	(11,704)
Business development expenses	(446)	(102)	(1,092)	(265)
Interest expense on continuing operations	(18,678)	(21,162)	(38,102)	(43,077)
Net operating income from discontinued operations	—	(74)	—	(157)
Income from continuing operations	$18,051	$12,555	$36,217	$22,411

The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable.  We did not allocate interest expense and depreciation and other amortization to segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate construction contract revenues, other service operations revenues, construction contract expenses, other service operations expenses, equity in loss of unconsolidated entities, general and administrative expenses, business development expenses, interest and other income and income taxes because these items represent general corporate items not attributable to segments.

12.          Share-Based Compensation

During the six months ended June 30, 2009, we granted 40,000 options to purchase common shares (“options”) to members of our Board of Trustees with an exercise price of $29.98 per share.  These options vest on the first anniversary of the grant date provided that the Trustees remain in their positions.  These option grants expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the assumptions we used in that model are set forth below:

Fair value of grants on grant date	$9.62
Risk-free interest rate	2.08%
Expected life (in years)	5.31
Expected volatility	47.60%
Expected annual dividend yield	3.73%

During the six months ended June 30, 2009, 153,177 options to purchase common shares were exercised.  The weighted average exercise price of these options was $12.12 per share, and the total intrinsic value of the options exercised was $2,785.

During the six months ended June 30, 2009, certain employees were granted a total of 332,060 restricted shares with a weighted average grant date fair value of $25.05 per share; these shares are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date, provided that the employees remain employed by us.  During the six months ended June 30, 2009, forfeiture restrictions lapsed on 207,855 common shares previously issued to employees; these shares had a weighted average grant date fair value of $35.85 per share, and the total fair value of the shares on the vesting dates was $5,146.

We realized a windfall tax shortfall of $152 in the six months ended June 30, 2009 and windfall tax benefit of $1,053 in the six months ended June 30, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.

13.          Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Deferred
Federal	$(46)	$53	$(100)	$(303)
State	(10)	8	(22)	(71)
	(56)	61	(122)	(374)
Current
Federal	3	34	—	(171)
State	1	7	—	(38)
	4	41	—	(209)
Total income tax (expense) benefit	$(52)	$102	$(122)	$(583)

Reported on line entitled income tax (expense) benefit	$(52)	$107	$(122)	$(5)
Reported on line entitled gain on sale of real estate, net	—	(5)	—	(578)
Total income tax (expense) benefit	$(52)	$102	$(122)	$(583)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

Our TRS’ combined Federal and state effective tax rate was 39% for the three and six months ended June 30, 2009 and 2008.

14.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  429 Ridge Road property located in the Central New Jersey region that was sold on January 31, 2008;

•                  47 Commerce Drive property located in the Central New Jersey region that was sold on April 1, 2008; and

•                  7253 Ambassador Road property located in the Suburban Baltimore region that was sold on June 2, 2008.

The table below sets forth the components of income from discontinued operations:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008

Revenue from real estate operations	$85	$355
Expenses from real estate operations:
Property operating expenses	11	198
Depreciation and amortization	—	52
Interest expense	10	51
Expenses from real estate operations	21	301
Income from discontinued operations before gain on sales of real estate	64	54
Gain on sales of real estate	1,250	2,526
Income from discontinued operations	$1,314	$2,580

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $67 million.  So long as we continue to be the property manager for the properties, 20% of any amounts paid under the guarantees are recoverable from an affiliate of the general partner pursuant to an indemnity agreement.  In the event that we no longer manage the properties, the percentage recoverable under the indemnity agreement is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of June 30, 2009.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2009, our investments in real estate included the following:

•                  243 wholly owned operating properties totaling 18.7 million square feet;

•                  16 wholly owned properties under construction or development that we estimate will total approximately 1.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,530 acres that we believe are potentially developable into approximately 13.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

During the six months ended June 30, 2009, we:

•                  experienced significant growth in our revenues from real estate operations in total by amounts that exceeded the growth in our property operating expenses compared to the six months ended June 30, 2008.  This increase is attributable to both the growth of our portfolio from property additions and the performance of properties that were owned and 100% operational since January 1, 2008;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 92.3%;

•                  placed into service an aggregate of 258,000 square feet in newly constructed space located in five properties; and

•                  issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses.

As discussed in greater detail in our 2008 Annual Report Form 10-K, the United States and world economies are in the midst of a significant recession that has had devastating effects on the capital markets, reducing stock prices and limiting credit availability.  We believe that for much of the office real estate sector, since the core operations tend to be structured as long-term leases and since revenue streams generally remain in place until leases expire or tenants fail to satisfy lease terms, the effect of the changes in the overall economy on our operations has not been fully felt to date.  As a result, we do not believe that the economic downturn has significantly affected the operations of our real estate properties yet but do expect the effects to become increasingly evident over the remainder of 2009 and 2010, and perhaps beyond.  We continue to see signs of increased competition for tenants and downward pressure on rental rates in most of our regions, which we expect, along with an anticipated increased tendency by certain tenants to reduce costs through job cuts and associated space reductions, could adversely affect our occupancy and renewal rates.  In addition, we may also experience higher bad debt expense should tenants be unable to pay their rents.  However, we believe that our future real estate operations may be affected to a lesser degree than many of our peers for the following reasons:

•                  our expectation of continued strength in demand from our customers in the United States Government, defense information technology and data sectors; and

•                  our high concentration of large, high-quality tenants with a relatively small concentration of revenue from the financial services sector.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2009.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2009 compared to the same periods in 2008;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at June 30, 2009; and

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

Results of Operations

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	June 30,	December 31,
	2009	2008
Occupancy rates
Total	92.3%	93.2%
Baltimore/Washington Corridor	93.0%	93.4%
Northern Virginia	94.7%	97.4%
Suburban Baltimore	82.1%	83.1%
Colorado Springs	93.0%	94.3%
Suburban Maryland	92.8%	97.7%
St. Mary’s and King George Counties	97.5%	95.2%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Central New Jersey	100.0%	100.0%
Other	99.3%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$23.12	$22.40

(1) Includes estimated expense reimbursements.

We renewed 74.3% of the square footage scheduled to expire in the six months ended June 30, 2009 (including the effects of early renewals and leases terminated less than one year prior to the scheduled lease expiration date).

As discussed in greater detail in our 2008 Annual Report Form 10-K, we expect that the effects of the global downturn in the economy on our real estate operations will make our leasing activities increasingly challenging during the remainder of 2009, 2010 and perhaps beyond.  As a result, we expect that we may find it increasingly difficult to maintain high levels of occupancy and tenant retention.  We believe that the immediacy of our exposure to the increased challenges in the leasing environment is lessened to a certain extent by the generally long-term nature of our leases and our operating strategy of monitoring concentrations of lease expirations occurring in any one year.  Our weighted average lease term for wholly owned properties at June 30, 2009 was approximately five years, and no more than 15% of our annualized rental revenues at June 30, 2009 were scheduled to expire in any one calendar year between 2010 and 2013 (8.5% of our annualized rental revenues at June 30, 2009 were scheduled to expire during the six months ended December 31, 2009).

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

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	June 30,	December 31,
Geographic Region	Interest	2009	2008
Greater Harrisburg (1)	20.0%	86.2%	89.4%
Suburban Maryland (2)	(2)	65.6%	94.8%
Baltimore/Washington Corridor (3)	50.0%	100.0%	N/A

(1)          Includes 16 properties totaling 672,000 square feet.

(2)          Includes two properties totaling with 172,000 operational square feet at June 30, 2009 (we had a 50% ownership interest in 56,000 square feet and a 45% ownership interest in 116,000 square feet).  Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet).

(3)          Includes one property with 9,000 operational square feet at June 30, 2009.

Revenues from real estate operations and property operating expenses

We typically view our changes in revenues from real estate operations and property operating expenses as being comprised of the following components:

•                  changes attributable to the operations of properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties;” and

•                  changes attributable to operating properties acquired during the two periods being compared and newly-constructed properties that were placed into service and not 100% operational throughout the two periods being compared.  We define these as changes from “Property Additions.”

The tables included in this section set forth the components of our changes in revenues from real estate operations and property operating expenses (dollars in thousands).  The tables, and the discussion that follows, include results and information pertaining to properties included in continuing operations.

	Changes From the Three Months Ended June 30, 2008 to 2009
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$2,717	$2,469	3.0%	$(14)	$5,172
Tenant recoveries and other real estate operations revenue	833	1,629	11.6%	138	2,600
Total	$3,550	$4,098	4.3%	$124	$7,772

Property operating expenses	$1,162	$1,906	5.9%	$137	$3,205

Number of operating properties included in component category	18	228	N/A	—	246

(1)          Includes 13 newly-constructed properties and one redeveloped property placed into service and four acquired properties.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

The increase in rental revenue for the Same-Office Properties for the three month periods included the following:

•                  an increase of $2.0 million attributable primarily to changes in occupancy and rental rates between the two periods; and

•                  an increase of $514,000 in net revenue from the early termination of leases.

Tenant recoveries and other revenue for the Same-Office Properties for the three month periods increased due primarily to the increase in property operating expenses described below.  While we have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

The increase in the Same-Office Properties’ property operating expenses for the three month periods included the following:

•                  an increase of $812,000 in electric utilities expense, which included the effects of: (1) increased usage at certain properties due to increased occupancy at such properties; and (2) rate increases; and

•                  an increase of $477,000 in bad debt expense due to additional reserves on tenant receivables.

	Changes From the Six Months Ended June 30, 2008 to 2009
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$6,133	$6,872	4.3%	$(21)	$12,984
Tenant recoveries and other real estate operations revenue	1,430	3,282	11.5%	(82)	4,630
Total	$7,563	$10,154	5.4%	$(103)	$17,614

Property operating expenses	$2,452	$4,957	7.6%	$287	$7,696

Number of operating properties included in component category	23	223	N/A	—	246

(1)          Includes 17 newly-constructed properties and two redeveloped properties placed into service and four acquired properties.

(2)          Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

The increase in rental revenue for the Same-Office Properties for the six month periods included the following:

•                  an increase of $3.5 million in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia; and

•                  an increase of $3.3 million attributable primarily to changes in occupancy and rental rates between the two periods.

Tenant recoveries and other revenue for the Same-Office Properties for the six month periods increased due primarily to the increase in property operating expenses described below.

The increase in Same-Office Properties’ property operating expenses for the six month periods included the following:

•                  an increase of $1.6 million in electric utilities expense due primarily to the reasons discussed above for the variance in the three month periods;

•                  an increase of $1.0 million in bad debt expense due to additional reserves on tenant receivables;

•                  an increase of $892,000 in snow removal due primarily to increased snow and ice in most of our regions; and

•                  an increase of $499,000 in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties.

Construction contract revenues and expenses

Construction contract revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a construction management fee.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of these revenues and expenses to evaluate performance.  The increase in the net of these revenues and expenses for the three and six month periods was due primarily to a high volume of construction activity in the current periods in connection with one large construction contract.

Interest expense

Our interest expense included in continuing operations decreased by $2.5 million for the three month periods and $5.0 million for the six month periods due primarily to a decrease in the weighted average interest rates of our debt from 5.1% to 4.7% for the three month periods and 5.3% to 4.8% for the six month periods.  The events in the economy have contributed towards significant reductions in interest rates on our variable rate debt.  We expect interest expense in the second half of 2009 to increase somewhat from the first half of 2009 as we repay a certain amount of our variable rate debt using proceeds from newly obtained fixed rate debt bearing higher interest rates.

Interest and other income

Our interest and other income increased $1.1 million for the three month periods and $2.0 million for the six month periods due primarily to interest income earned in the current periods associated with a mortgage loan receivable which we funded in August 2008.

Income from discontinued operations, net of income taxes

Discontinued operations represents income from properties sold in 2008, and is comprised primarily of gain from the sales of such properties occurring during the three and six month periods ended June 30, 2008.  We had no discontinued operations in the six months ended June 30, 2009.

Gain on sales of real estate, net of income taxes

Gain on sales of real estate was recognized on the sale of six office condominiums located in Northern Virginia during the six months ended June 30, 2008.  No similar sales occurred in the six months ended June 30, 2009.

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

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties.  We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for property development and acquisition costs.  We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $600.0 million, $243.0 million of which was available at June 30, 2009; this facility is available through September 2011 and may be extended by one year at our option, subject to certain conditions.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $125.8 million of which was available at June 30, 2009 to fund future construction costs; this facility is available until May 2011 and may be extended by one year at our option, subject to certain conditions.  Selective dispositions of operating and other properties may also provide capital resources for the remainder of 2009 and in future years.  We are continually evaluating sources of capital and believe that there are satisfactory sources available for meeting our capital requirements without necessitating property sales.

We believe that we have sufficient capacity under our Revolving Credit Facility to satisfy our debt maturities occurring through 2010.  We also believe that we have sufficient capacity under our Revolving Construction Facility to fund the construction of properties that were under construction at June 30, 2009, as well as projects expected to be started during the remainder of 2009.  During the six months ended June 30, 2009, we closed on a $50.0 million secured loan with a five-year term and a $23.4 million construction loan with a two-year term and the right to extend for an additional year, subject to certain conditions.  In addition, we closed on a $90.0 million secured loan with a five-year term in July 2009.  We expect to pursue a certain amount of additional new medium or long-term debt during the remainder of 2009; if we are successful in obtaining this debt, we expect to use the proceeds to pay down our Revolving Credit Facility to create additional borrowing capacity to enable us to fund future investment opportunities.

In our discussions of liquidity and capital resources herein and in our Current Report on Form 8-K filed on June 2, 2009, we describe certain of the risks and uncertainties relating to our business.  Additional risks are described in Item 1A of our 2008 Annual Report on Form 10-K.

Operating Activities

Our cash flow from operations increased $44.5 million, or 53.0%, when comparing the six months ended June 30, 2009 and 2008; this increase is attributable in large part to: (1) the timing of cash flow associated with third-party construction projects in the current period; and (2) the additional cash flow from operations generated by our property additions.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Six Months Ended June 30, 2009

We had three newly-constructed properties totaling 301,000 square feet (one each located in the Baltimore/Washington Corridor, Suburban Maryland and Colorado Springs) become fully operational during the six months ended June 30, 2009 (85,000 of these square feet were placed into service in 2008).  These properties were 80% leased or committed as of June 30, 2009.  Costs incurred on these properties through June 30, 2009 totaled $59.4 million, of which $5.2 million was incurred during the six months ended June 30, 2009.

As of June 30, 2009, we had construction activities underway on 11 office properties totaling 1.3 million square feet that were 24% leased, or considered committed to lease (including two properties owned through joint ventures).  Costs incurred on these properties through June 30, 2009 totaled approximately $187.5 million, of which approximately $57.5 million was incurred during the six months ended June 30, 2009.  We estimate that remaining costs to be incurred through 2011 will total approximately $99.6 million upon completion of these properties.  We expect to fund these costs using primarily borrowings from our Revolving Construction Facility and Revolving Credit Facility.

As of June 30, 2009, we had development activities underway on seven office properties estimated to total 739,000 square feet.  Costs incurred on these properties through June 30, 2009 totaled $19.4 million, of which $8.2 million was incurred during the six months ended June 30, 2009.  We estimate the remaining costs to be incurred will total approximately $148.7 million; we expect to incur these costs through 2012.  We expect to fund most of these costs using primarily borrowings from our Revolving Construction Facility.

We had redevelopment activities underway on two properties at June 30, 2009 for which we estimate remaining costs to be incurred of approximately $45 million.  We expect to fund most of the costs for these redevelopment projects using borrowings from our Revolving Credit Facility.

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our Consolidated Balance Sheet for the six months ended June 30, 2009 (in thousands):

Construction, development and redevelopment	$91,885
Acquisitions	11,255
Tenant improvements on operating properties	8,002	(1)
Capital improvements on operating properties	3,868
	$115,010

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

As discussed above, during the six months ended June 30, 2009, we closed on a $50.0 million secured loan with a five-year term and a $23.4 million construction loan with a two-year term and the right to extend for an additional year, subject to certain conditions; most of the proceeds from these borrowings were used to repay debt maturities and pay down our Revolving Credit Facility.

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

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of June 30, 2009, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $13.8 million when comparing the six months ended June 30, 2009 and 2008 due primarily to the net effect of a $48.0 million decrease in property additions and a $28.2 million decrease in proceeds from sales of properties.  Our cash flow provided by financing activities decreased $41.3 million when comparing the six months ended June 30, 2009 and 2008 due primarily to an increase in debt repayments (net of proceeds from new debt) during the current period, offset in part by $72.3 million in additional proceeds from common share issuances due to our underwritten public offering in April 2009.

Off-Balance Sheet Arrangements

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $67 million.  So long as we continue to be the property manager for the properties, 20% of any amounts paid under the guarantees are recoverable from an affiliate of the general partner pursuant to an indemnity agreement.  In the event that we no longer manage the properties, the percentage recoverable under the indemnity agreement is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our Current Report on Form 8-K filed on June 2, 2009.

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

Diluted FFO per share is (1) Diluted FFO divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  However, the computation of Diluted FFO per share does not assume conversion of securities other than common units in the Operating Partnership that are convertible into common shares if the conversion of those securities would increase Diluted FFO per share in a given period.  We believe that Diluted FFO per share is useful to investors because it provides investors with a further context for evaluating our FFO results in the same manner that investors use earnings per share (“EPS”) in evaluating net income available to common shareholders.  In addition, since most equity REITs provide Diluted FFO per share information to the investment community, we believe that Diluted FFO per share is a useful supplemental measure for comparing us to other equity REITs.  We believe that diluted EPS is the most directly comparable GAAP measure to Diluted FFO per share.  Diluted FFO per share has most of the same limitations as Diluted FFO (described above); management compensates for these limitations in essentially the same manner as described above for Diluted FFO.

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three month and six month periods ended June 30, 2009 and 2008 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$18,051	$13,910	$36,217	$26,091
Add: Real estate-related depreciation and amortization	28,708	24,955	55,199	49,899
Add: Depreciation and amortization on unconsolidated real estate entities	161	163	321	327
Less: Gain on sales of operating properties, net of income taxes	—	(1,250)	—	(2,630)
Funds from operations (“FFO”)	46,920	37,778	91,737	73,687
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: Noncontrolling interests-other consolidated entities	25	(122)	(25)	(222)
Less: Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(107)	(75)	(160)	(124)
Less: basic and diluted FFO allocable to restricted shares	(450)	(308)	(903)	(582)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$42,197	$33,082	$82,268	$64,378

Weighted average common shares	56,637	47,110	54,296	47,055
Conversion of weighted average common units	5,483	8,151	6,363	8,153
Weighted average common shares/units - Basic FFO	62,120	55,261	60,659	55,208
Dilutive effect of share-based compensation awards	546	790	522	746
Weighted average common shares/units - Diluted FFO	62,666	56,051	61,181	55,954

Diluted FFO per common share	$0.67	$0.59	$1.34	$1.15

Numerator for diluted EPS	$12,371	$7,970	$24,225	$14,489
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	1,272	1,461	3,076	2,663
Add: Real estate-related depreciation and amortization	28,708	24,955	55,199	49,899
Add: Depreciation and amortization of unconsolidated real estate entities	161	163	321	327
Add: Numerator for diluted EPS allocable to restricted shares	242	166	510	336
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(107)	(75)	(160)	(124)
Less: Basic and diluted FFO allocable to restricted shares	(450)	(308)	(903)	(582)
Less: Gain on sales of operating properties, net of income taxes	—	(1,250)	—	(2,630)
Diluted FFO	$42,197	$33,082	$82,268	$64,378

Denominator for diluted EPS	57,183	47,900	54,818	47,801
Weighted average common units	5,483	8,151	6,363	8,153
Denominator for Diluted FFO per share	62,666	56,051	61,181	55,954

Our computation of FFO and the other measures described above changed as a result of our adoption on January 1, 2009 of SFAS 160, FSP APB 14-1 and FSP EITF 03-6-1, all of which were applied respectively to prior periods.  We discuss SFAS 160, FSP APB 14-1 and FSP EITF 03-6-1 in Note 2 to our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and our other debt carrying variable interest rate terms.  Increases in interest rates can also result in increased interest expense when our debt carrying fixed interest rate terms mature and need to be refinanced.  Our capital strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.  As of June 30, 2009, 90.7% of our fixed-rate debt was scheduled to mature after 2010.  As of June 30, 2009, 25.9% of our total debt had variable interest rates, including the effect of interest rate swaps, and the percentage of variable-rate debt, including the effect of interest rate swaps, relative to total assets was 14.8%.

The following table sets forth as of June 30, 2009 our long-term debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2009	2010	2011 (1)	2012	2013	Thereafter	Total
Long term debt:
Fixed rate (2)	$28,134	$74,033	$272,314	$42,200	$137,718	$540,708	$1,095,107
Weighted average interest rate	6.92%	5.98%	4.30%	6.32%	5.57%	5.58%	5.35%
Variable rate	$254	$526	$473,478	$222,005	$649	$47,402	$744,314

(1)          Includes amounts outstanding at June 30, 2009 of $357.0 million under our Revolving Credit Facility and $99.2 million under our Revolving Construction Facility that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $7.7 million.

The fair market value of our debt was $1.71 billion at June 30, 2009.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $55.9 million at June 30, 2009.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2009, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	June 30,
Amount	LIBOR base	Date	Date	2009
$50,000	4.3300%	10/23/2007	10/23/2009	$(623)
100,000	2.5100%	11/3/2008	12/31/2009	(1,043)
120,000	1.7600%	1/2/2009	5/1/2012	359
100,000	1.9750%	1/1/2010	5/1/2012	430
				$(877)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $1.8 million in the six months ended June 30, 2009 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended June 30, 2009, 514,000 of the Operating Partnership’s common units were exchanged for 514,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our annual meeting of shareholders.  At the annual meeting, the shareholders voted on the election of nine trustees, each for a one-year term and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the current fiscal year.  The voting results at the annual meeting were as follows:

Proposal 1:

	Votes	Votes
Name of Nominee	Received	Withheld
Jay H. Shidler	42,796,369	6,539,840
Clay W. Hamlin, III	42,928,522	6,407,687
Thomas F. Brady	43,193,451	6,142,758
Robert L. Denton	42,935,129	6,401,080
Douglas M. Firstenberg	43,192,103	6,144,106
Randall M. Griffin	43,060,816	6,275,393
Steven D. Kesler	43,060,098	6,276,111
Kenneth S. Sweet, Jr.	42,886,674	6,449,535
Kenneth D. Wethe	43,059,608	6,276,601

Proposal 2:

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Ratification of the Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Current Fiscal Year	49,066,362	158,545	111,301	—

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

CORPORATE OFFICE PROPERTIES TRUST

Date: July 31, 2009	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: July 31, 2009	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer