Form 10-Q
period 2009-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2009-10-30
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 23, 2009, 58,248,932 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Properties, net:
Operating properties, net	$2,388,443	$2,283,870
Projects under construction or development	480,264	494,596
Total properties, net	2,868,707	2,778,466
Cash and cash equivalents	9,981	6,775
Restricted cash	16,779	13,745
Accounts receivable, net	14,004	13,684
Deferred rent receivable	69,816	64,131
Intangible assets on real estate acquisitions, net	75,506	91,848
Deferred charges, net	52,551	51,801
Prepaid expenses and other assets	123,303	93,789
Total assets	$3,230,647	$3,114,239

Liabilities and equity
Liabilities:
Mortgage and other loans payable	$1,742,604	$1,704,123
3.5% Exchangeable Senior Notes, net	155,248	152,628
Accounts payable and accrued expenses	113,416	93,625
Rents received in advance and security deposits	33,322	30,464
Dividends and distributions payable	28,411	25,794
Deferred revenue associated with acquired operating leases	8,044	10,816
Distributions in excess of investment in unconsolidated real estate joint venture	4,966	4,770
Other liabilities	8,453	9,596
Total liabilities	2,094,464	2,031,816
Commitments and contingencies (Note 16)
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at September 30, 2009 and December 31, 2008)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 58,250,295 at September 30, 2009 and 51,790,442 at December 31, 2008)	583	518
Additional paid-in capital	1,234,910	1,112,734
Cumulative distributions in excess of net income	(192,119)	(162,572)
Accumulated other comprehensive loss	(2,291)	(4,749)
Total Corporate Office Properties Trust’s shareholders’ equity	1,041,164	946,012
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	75,657	117,356
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,562	10,255
Noncontrolling interests in subsidiaries	95,019	136,411
Total equity	1,136,183	1,082,423
Total liabilities and equity	$3,230,647	$3,114,239

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$87,653	$85,060	$265,501	$249,924
Tenant recoveries and other real estate operations revenue	17,190	16,026	51,904	46,110
Construction contract revenues	94,962	89,653	272,254	121,688
Other service operations revenues	359	349	1,280	1,352
Total revenues	200,164	191,088	590,939	419,074
Expenses
Property operating expenses	38,583	35,854	114,778	104,353
Depreciation and amortization associated with real estate operations	26,712	25,583	81,911	75,430
Construction contract expenses	93,450	87,111	266,995	118,488
Other service operations expenses	355	546	1,294	1,602
General and administrative expenses	5,898	5,904	17,275	17,608
Business development expenses	458	199	1,550	464
Total operating expenses	165,456	155,197	483,803	317,945
Operating income	34,708	35,891	107,136	101,129
Interest expense	(20,986)	(22,503)	(59,088)	(65,580)
Interest and other income	2,619	559	4,949	924
Income from continuing operations before equity in loss of unconsolidated entities and income taxes	16,341	13,947	52,997	36,473
Equity in loss of unconsolidated entities	(758)	(57)	(1,075)	(167)
Income tax expense	(47)	(97)	(169)	(102)
Income from continuing operations	15,536	13,793	51,753	36,204
Discontinued operations	—	(9)	—	2,571
Income before gain on sales of real estate	15,536	13,784	51,753	38,775
Gain on sales of real estate, net of income taxes	—	4	—	1,104
Net income	15,536	13,788	51,753	39,879
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(956)	(1,467)	(4,032)	(4,130)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other	40	90	15	(132)
Net income attributable to Corporate Office Properties Trust	14,455	12,246	47,241	35,122
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Net income attributable to Corporate Office Properties Trust common shareholders	$10,430	$8,221	$35,165	$23,046
Net income attributable to Corporate Office Properties Trust
Income from continuing operations	$14,455	$12,254	$47,241	$32,943
Discontinued operations	—	(8)	—	2,179
Net income attributable to Corporate Office Properties Trust	$14,455	$12,246	$47,241	$35,122
Basic earnings per common share (1)
Income from continuing operations	$0.18	$0.17	$0.62	$0.43
Discontinued operations	—	—	—	0.05
Net income	$0.18	$0.17	$0.62	$0.48
Diluted earnings per common share (1)
Income from continuing operations	$0.18	$0.17	$0.62	$0.42
Discontinued operations	—	—	—	0.05
Net income	$0.18	$0.17	$0.62	$0.47
Dividends declared per common share	$0.3925	$0.3725	$1.1375	$1.0525

(1)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,824,000 shares)	—	28	61,368	—	—	(61,396)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (388,487 common shares)	—	4	4,280	—	—	—	4,284
Share-based compensation	—	3	7,905	—	—	—	7,908
Restricted common share redemptions (76,090 shares)	—	—	(1,930)	—	—	—	(1,930)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,090)	—	—	21,090	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	2,458	549	3,007
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	47,241	—	4,512	51,753
Dividends	—	—	—	(76,788)	—	—	(76,788)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(6,469)	(6,469)
Net contributions and distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	322	322
Balance at September 30, 2009 (58,250,295) common shares outstanding)	$81	$583	$1,234,910	$(192,119)	$(2,291)	$95,019	$1,136,183

Balance at December 31, 2007 (47,366,475 common shares outstanding)	$81	$474	$971,459	$(129,599)	$(2,372)	$129,437	$969,480
Conversion of common units to common shares (55,242 shares)	—	1	1,981	—	—	(1,982)	—
Common shares issued to the public (3,737,500 shares)	—	37	138,883	—	—	—	138,920
Exercise of share options (145,059 common shares)	—	2	2,505	—	—	—	2,507
Share-based compensation	—	1	6,811	—	—	—	6,812
Restricted common share redemptions (41,242 shares)	—	—	(1,316)	—	—	—	(1,316)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(14,323)	—	—	14,323	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	696	152	848
Increase in tax benefit from share-based compensation	—	—	1,053	—	—	—	1,053
Net income	—	—	—	35,122	—	4,757	39,879
Dividends	—	—	—	(63,629)	—	—	(63,629)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(9,059)	(9,059)
Net contributions and distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	2,869	2,869
Balance at September 30, 2008 (51,530,162 common shares outstanding)	$81	$515	$1,107,053	$(158,106)	$(1,676)	$140,497	$1,088,364

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$51,753	$39,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	83,660	76,659
Amortization of deferred financing costs	3,089	2,805
Amortization of deferred market rental revenue	(1,448)	(1,457)
Amortization of net debt discounts	2,520	2,929
Gain on sales of real estate	—	(4,208)
Share-based compensation	7,908	6,812
Excess income tax shortfall (benefit) from share-based compensation	152	(1,053)
Other	(3,710)	628
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(5,685)	(8,600)
(Increase) decrease in accounts receivable	(320)	11,787
Increase in restricted cash and prepaid expenses and other assets	(18,059)	(26,864)
Increase in accounts payable, accrued expenses and other liabilities	15,311	31,521
Increase (decrease) in rents received in advance and security deposits	2,858	(4,862)
Net cash provided by operating activities	138,029	125,976

Cash flows from investing activities
Purchases of and additions to properties	(146,120)	(220,907)
Proceeds from sales of properties	65	33,412
Mortgage loan receivable funded	(1,995)	(24,836)
Leasing costs paid	(6,778)	(4,497)
Other	(6,118)	(7,964)
Net cash used in investing activities	(160,946)	(224,792)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	775,147	684,763
Repayments of mortgage and other loans payable	(736,566)	(654,255)
Deferred financing costs paid	(1,830)	(6,347)
Net proceeds from issuance of common shares	76,109	141,432
Dividends paid	(73,220)	(60,541)
Distributions paid	(7,420)	(8,815)
Excess income tax (shortfall) benefit from share-based compensation	(152)	1,053
Restricted share redemptions	(1,930)	(1,316)
Other	(4,015)	(480)
Net cash provided by financing activities	26,123	95,494

Net increase (decrease) in cash and cash equivalents	3,206	(3,322)
Cash and cash equivalents
Beginning of period	6,775	24,638
End of period	$9,981	$21,316

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of September 30, 2009, our investments in real estate included the following:

•      246 wholly owned operating properties totaling 18.4 million square feet;

•      16 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.0 million square feet upon completion;

•      wholly owned land parcels totaling 1,524 acres that we believe are potentially developable into approximately 12.9 million square feet; and

•      partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those securities owned by COPT as of September 30, 2009 follows:

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

In preparing the consolidated financial statements, we evaluated subsequent events occurring through October 30, 2009, the date the financial statements were issued.

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

Recent Accounting Pronouncements Resulting in Adjustments

As discussed further in our Current Report on Form 8-K dated June 2, 2009, on January 1, 2009, we retrospectively adopted newly issued accounting standards that affected our accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share.  This resulted in certain adjustments to amounts previously reported in our 2008 Annual Report on Form 10-K, including changes that affected our previously reported net income attributable to our common shareholders and earnings per common share.  Our Current Report on Form 8-K dated June 2, 2009 updated our 2008 Annual Report on Form 10-K for the effect of these adjustments.

Other Recent Accounting Pronouncements

In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles for nongovernmental entities.  The guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative Generally Accepted Accounting Principles for SEC registrants.  The guidance became effective for us on July 1, 2009 and did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued amended guidance related to the accounting and disclosure requirements for the consolidation of entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”).  This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The standard also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the standard requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  The standard will become effective on January 1, 2010.  We are currently evaluating the impact of the standard on our consolidated financial statements.

Fair Value of Financial Instruments

Authoritative guidance provided by the FASB Accounting Standards Codification defines fair value as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The assets held in connection with our non-qualified elective deferred compensation plan and the corresponding liability to the participants are measured at fair value using quoted market prices.  The assets are treated as trading securities for accounting purposes and included in restricted cash on our consolidated balance sheet.  The offsetting liability is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on our consolidated balance sheet.  The assets and corresponding liability of our non-qualified elective deferred compensation plan are classified in Level 1 of the fair value hierarchy.

The valuation of our warrants to acquire additional common stock of an equity method investee is determined using the Flexible Monte Carlo valuation technique.  This technique factors in the price and volatility of the underlying common stock, the exercise price of the warrant agreements, the risk-free rate of return, the probability of exercise and the effect of sub-optimal exercise behaviors.  The various inputs used in the valuation of the warrants fall within each of the three levels of the fair value hierarchy.  After considering the weighted effect of the various inputs on the valuations of the warrants as of September 30, 2009, we determined that these valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of our interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of September 30, 2009, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate derivatives and determined that these adjustments are not significant.  As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Deferred compensation plan assets (1)	$6,427	$—	$—	$6,427
Warrants to acquire common stock of equity method investee (2)		2,676		2,676
Assets	$6,427	$2,676	$—	$9,103
				$—
Liabilities:
Deferred compensation plan liability (3)	$6,427	$—	$—	$6,427
Interest rate derivatives (3)	—	2,147	—	2,147
Liabilities	$6,427	$2,147	$—	$8,574

(1) Included in the line entitled “restricted cash” on our Consolidated Balance Sheet.

(2) Included in the line entitled “prepaid and other assets” on our Consolidated Balance Sheet (see Note 6).

(3) Included in the line entitled “other liabilities” on our Consolidated Balance Sheet.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  We estimated the fair values of our mortgage loans receivable by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument.  We estimated fair values of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt; the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for derivatives.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$15,536	$13,793	$51,753	$36,204
Add: Gain on sales of real estate, net	—	4	—	1,104
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Less: Income from continuing operations attributable to noncontrolling interests	(1,081)	(1,543)	(4,512)	(4,365)
Less: Income from continuing operations attributable to restricted shares	(253)	(192)	(763)	(528)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	10,177	8,037	34,402	20,339
Add: Income from discontinued operations	—	(9)	—	2,571
Less: Income from discontinued operations attributable to noncontrolling interests	—	1	—	(392)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$10,177	$8,029	$34,402	$22,518
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	57,470	47,273	55,366	47,128
Dilutive effect of stock option awards	485	779	506	765
Denominator for diluted EPS	57,955	48,052	55,872	47,893

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.18	$0.17	$0.62	$0.43
Income from discontinued operations attributable to COPT common shareholders	—	—	—	0.05
Net income attributable to COPT common shareholders	$0.18	$0.17	$0.62	$0.48
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.18	$0.17	$0.62	$0.42
Income from discontinued operations attributable to COPT common shareholders	—	—	—	0.05
Net income attributable to COPT common shareholders	$0.18	$0.17	$0.62	$0.47

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Conversion of common units	5,084	8,130	5,932	8,145
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434
Anti-dilutive share-based compensation awards	427	310	497	345

The 3.5% Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

4.             Properties, net

Operating properties consisted of the following:

	September 30,	December 31,
	2009	2008
Land	$434,693	$423,985
Buildings and improvements	2,355,875	2,202,995
	2,790,568	2,626,980
Less: accumulated depreciation	(402,125)	(343,110)
	$2,388,443	$2,283,870

Projects we had under construction or development consisted of the following:

	September 30,	December 31,
	2009	2008
Land	$214,147	$220,863
Construction in progress	266,117	273,733
	$480,264	$494,596

2009 Construction, Development and Redevelopment Activities

During the nine months ended September 30, 2009, we had six properties (three located in the Baltimore/Washington Corridor, two in Colorado Springs, Colorado (“Colorado Springs”) and one in Suburban Maryland) totaling 627,000 square feet become fully operational, including two properties through consolidated joint ventures (85,000 of these square feet were placed into service in 2008).

As of September 30, 2009, we had construction activities underway on nine properties, including one through a consolidated joint venture (three located in the Baltimore/Washington Corridor, two in Colorado Springs, two in San Antonio, Texas (“San Antonio”), one in Suburban Baltimore and one in Suburban Maryland).  We also had development activities underway on seven properties (three in Suburban Baltimore, three in the Baltimore/Washington Corridor and one in San Antonio).  In addition, we had redevelopment underway on two properties, including one through a consolidated joint venture (one in Greater Philadelphia and one in the Baltimore/Washington Corridor).

5.             Real Estate Joint Ventures

During the nine months ended September 30, 2009, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below.

Investment Balance at							Maximum
September 30,		December 31,		Date		Nature of	Exposure
2009		2008		Acquired	Ownership	Activity	to Loss (1)

$(4,966	)(2)	$(4,770	)(2)	9/29/2005	20%	Operates 16 buildings	$—

(1)   Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, which we would be required to make if certain contingent events occur (see Note 16).

(2)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at September 30, 2009 and December 31, 2008 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

The following table sets forth condensed balance sheets for this unconsolidated joint venture:

	September 30,	December 31,
	2009	2008
Properties, net	$61,333	$62,308
Other assets	7,420	7,530
Total assets	$68,753	$69,838

Liabilities (primarily debt)	$67,621	$67,725
Owners’ equity	1,132	2,113
Total liabilities and owners’ equity	$68,753	$69,838

The following table sets forth condensed statements of operations for this unconsolidated joint venture:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$2,202	$2,432	$6,935	$7,228
Property operating expenses	(864)	(870)	(2,535)	(2,571)
Interest expense	(991)	(991)	(2,940)	(2,951)
Depreciation and amortization expense	(814)	(824)	(2,441)	(2,484)
Net loss	$(467)	$(253)	$(981)	$(778)

The table below sets forth information pertaining to our investments in consolidated joint ventures at September 30, 2009:

		Ownership		Total	Pledged
	Date	% at	Nature of	Assets at	Assets at
	Acquired	9/30/2009	Activity	9/30/2009	9/30/2009
M Square Associates, LLC	6/26/2007	45.0%	Developing and operating buildings (1)	$46,465	$—
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operates one building (2)	30,066	29,525
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping one property (3)	28,846	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (4)	7,045	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (5)	3,802	—
				$116,224	$29,525

(1)

This joint venture is developing and operating properties located in College Park, Maryland. We own a 90% interest in Enterprise Campus Developer, LLC, which in turn owns a 50% interest in M Square Associates, LLC.

(2)	This joint venture’s property is located in Hanover, Maryland (located in the Baltimore/Washington Corridor).
(3)	This joint venture’s property is located in Hanover, Maryland.
(4)	This joint venture’s property is located in Charles County, Maryland (located in our “Other” business segment).
(5)	This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.             Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	September 30,	December 31,
	2009	2008
Mortgage loans receivable	$34,052	$29,380
Construction contract costs incurred in excess of billings	29,737	21,934
Prepaid expenses	23,571	18,357
Furniture, fixtures and equipment, net	12,806	12,819
Investment in unconsolidated entity	9,655	6,055
Other assets	13,482	5,244
Prepaid expenses and other assets	$123,303	$93,789

(1)   The fair value of our mortgage loans receivable totaled $33,644 at September 30, 2009 and $28,951 at December 31, 2008.

Included in mortgage loans receivable are amounts loaned to the owner of a 474,000 square foot office tower, a parking lot, a utility distribution center and four waterfront lots, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland.  These properties are referred to collectively herein as the “Canton Properties.”  The balance of this mortgage loan receivable was $29,278 at September 30, 2009 and $25,797 at December 31, 2008.  Through a series of transactions in October 2009, we acquired the Canton Properties in exchange for: (1) our cancellation of the mortgage loan and interest due to us from the seller totaling $29,974; (2) cash payments from us totaling approximately $90,400; and (3) our assumption of other liabilities of approximately $5,000.

The investment in unconsolidated entity reflected above consists of common shares and warrants to purchase additional common shares in an entity whose primary activity is not real estate related.  We use the equity method of accounting for our investment in the common shares.  We account for the warrants as derivatives and recognize changes in the warrants’ fair value as interest and other income on our Consolidated Statements of Operations.  The fair value of the warrants as of September 30, 2009 totaled $2,676.  We recognized $969 in income for the three and nine months ended September 30, 2009 resulting from an increase in the fair value of the warrants.  We recognized equity in the losses of the investee of $664 in the three months ended September 30, 2009 and $878 in the nine months ended September 30, 2009.

7.             Debt

Our debt consisted of the following:

	Maximum
	Principal				Scheduled
	Amount at	Carrying Value at			Maturity
	September 30,	September 30,	December 31,	Stated Interest Rates	Dates at
	2009	2009	2008	at September 30, 2009	September 30, 2009
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$228,000	$392,500	LIBOR + 0.75% to 1.25% (1)	September 30, 2011 (2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (3)	N/A	1,182,216	967,617	5.20% - 7.94% (4)	2010 - 2034 (5)
Revolving Construction Facility	225,000	43,612	81,267	LIBOR + 1.60% to 2.00% (6)	May 2, 2011 (2)
Other variable rate secured loans	N/A	271,273	221,400	LIBOR + 2.25% to 3.00% (7)	2012-2014 (2)
Other construction loan facilities	23,400	16,753	40,589	LIBOR + 2.75% (8)	2011 (2)
Total mortgage and other secured loans		1,513,854	1,310,873

Note payable
Unsecured seller note	N/A	750	750	5.95%	2016
Total mortgage and other loans payable		1,742,604	1,704,123

3.5% Exchangeable Senior Notes	N/A	155,248	152,628	3.50%	September 2026 (9)
Total debt		$1,897,852	$1,856,751

(1)   The interest rate on the Revolving Credit Facility was 1.07% at September 30, 2009.

(2)   Includes loans that may be extended for a one-year period at our option, subject to certain conditions.

(3)   Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect unamortized premiums totaling $401 at September 30, 2009 and $501 at December 31, 2008.

(4)   The weighted average interest rate on these loans was 6.01% at September 30, 2009.

(5)   A loan with a balance of $4,681 at September 30, 2009 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(6)   The weighted average interest rate on this loan was 1.87% at September 30, 2009.

(7)   The loans in this category at September 30, 2009 are subject to floor interest rates ranging from 4.25% to 5.5%.

(8)   The interest rate on this loan was 3.01% at September 30, 2009.

(9)   As described further in our Current Report on Form 8-K filed on June 2, 2009, the notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.8834 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2009 and is equivalent to an exchange price of $52.96 per common share).  The carrying value of these notes included a principal amount of $162,500 and an unamortized discount totaling $7,252 at September 30, 2009 and $9,872 at December 31, 2008.  The effective interest rate under the notes, including amortization of the discount, was 5.97%.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense at stated interest rate	$1,421	$1,750	$4,265	$5,250
Interest expense associated with amortization of discount	886	1,027	2,620	3,038
Total	$2,307	$2,777	$6,885	$8,288

We capitalized interest costs of $3,121 in the three months ended September 30, 2009, $4,646 in the three months ended September 30, 2008, $11,605 in the nine months ended September 30, 2009 and $13,944 in the nine months ended September 30, 2008.

The following table sets forth information pertaining to the fair value of our debt:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,338,214	$1,251,893	$1,120,995	$1,010,127
Variable-rate debt	559,638	537,646	735,756	702,092
	$1,897,852	$1,789,539	$1,856,751	$1,712,219

8.             Interest Rate Derivatives

We are exposed to certain risks arising from changes in market conditions relating to interest rates.  We use interest rate derivatives to assist in managing our exposure to these changes in market conditions by managing differences in the amount, timing, and duration of our known or expected cash payments related to our borrowings.

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2009, these derivatives were used to hedge the variable cash flows associated with both existing and future variable-rate debt.  We defer the effective portion of the changes in fair value of the designated cash flow hedges to accumulated other comprehensive loss (“AOCL”) and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions.  We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense.  We do not use interest rate derivatives for trading or speculative purposes and do not have any interest rate derivatives that were not designated as hedges as of September 30, 2009.

As of September 30, 2009, we had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with an aggregate notional value of $370,000.  All four derivative instruments were interest rate swaps.  Under one of these interest rate derivatives, we are hedging our exposure to the variability in future cash flows for forecasted transactions over the period ending January 1, 2010.  The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet as of September 30, 2009:

Derivatives Designated as Hedging	September 30, 2009
Instruments	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other liabilities	(2,147)

The table below presents the effect of our interest rate derivatives on our Consolidated Statements of Operations and comprehensive income for the three and nine months ended September 30, 2009:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009

Amount of loss recognized in AOCL (effective portion)	(2,771)	(2,494)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,555)	(5,501)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	(39)	(267)

Over the next 12 months, we estimate that approximately $3,262 will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2009, the fair value of interest rate derivatives in a liability position related to these agreements was $2,147, excluding the effects of accrued interest.  As of September 30, 2009, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we would be required to settle our obligations under the agreements at their termination value of $2,519.

9.             Shareholders’ Equity

Common Shares

In April 2009, we issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72,078 after underwriting discounts but before offering expenses.

During the nine months ended September 30, 2009, we converted 2,824,000 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 13 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Nine Months Ended September 30,
	2009	2008
Beginning balance	$(4,749)	$(2,372)
Amount of loss recognized in AOCL (effective portion)	(2,494)	(1,249)
Amount of loss reclassified from AOCL to income	5,501	2,097
Adjustment to AOCL attributable to noncontrolling interests	(549)	(152)
Ending balance	$(2,291)	$(1,676)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$15,536	$13,788	$51,753	$39,879
Amount of (loss) gain recognized in AOCL (effective portion)	(2,771)	201	(2,494)	(1,249)
Amount of loss reclassified from AOCL to income	1,555	931	5,501	2,097
Total comprehensive income	14,320	14,920	54,760	40,727
Net income attributable to noncontrolling interests	(1,081)	(1,542)	(4,512)	(4,757)
Other comprehensive loss (income) attributable to noncontrolling interests	102	(171)	(314)	(127)
Total comprehensive income attributable to COPT	$13,341	$13,207	$49,934	$35,843

10.      Dividends and Distributions

The following table summarizes our dividends and distributions when either the payable dates or record dates occurred during the nine months ended September 30, 2009:

	Record Date	Payable Date	Dividend/ Distribution Per Share/Unit
Series G Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.5000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.5000
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.5000
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.5000

Series H Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4688
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.4688

Series J Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4766
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4766
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4766
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.4766

Series K Preferred Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.7000
First Quarter 2009	March 31, 2009	April 15, 2009	$0.7000
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.7000
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.7000

Common Shares:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.3725
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.3925

Series I Preferred Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.4688
First Quarter 2009	March 31, 2009	April 15, 2009	$0.4688
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.4688
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.4688

Common Units:
Fourth Quarter 2008	December 31, 2008	January 15, 2009	$0.3725
First Quarter 2009	March 31, 2009	April 15, 2009	$0.3725
Second Quarter 2009	June 30, 2009	July 15, 2009	$0.3725
Third Quarter 2009	September 30, 2009	October 15, 2009	$0.3925

11.      Supplemental Information to Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2009	2008
Supplemental schedule of non-cash investing and financing activities:

Increase (decrease) in accrued capital improvements, leasing, and acquisition costs	$6,297	$(14,326)
Consolidation of real estate joint venture:
Real estate assets	$—	$14,208
Prepaid and other assets	—	(10,859)
Noncontrolling interests	—	(3,349)
Net adjustment	$—	$—
Increase in fair value of derivatives applied to AOCL and noncontrolling interests	$2,962	$802
Dividends/distribution payable	$28,411	$25,774

12.          Information by Business Segment

As of September 30, 2009, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Suburban Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary’s and King George Counties; San Antonio; and Central New Jersey.

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

	Baltimore/ Washington Corridor	Northern Virginia	Suburban Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary’s & King George Counties	San Antonio	Central New Jersey	Other	Intersegment Elimination	Total
Three Months Ended September 30, 2009
Revenues	$49,568	$19,158	$14,540	$6,275	$4,754	$1,343	$3,545	$3,269	$601	$2,731	$(941)	$104,843
Property operating expenses	17,837	7,451	5,784	1,796	2,067	574	865	1,231	43	955	(20)	38,583
NOI	$31,731	$11,707	$8,756	$4,479	$2,687	$769	$2,680	$2,038	$558	$1,776	$(921)	$66,260
Additions to properties, net	$12,513	$2,883	$5,394	$2,179	$696	$(139)	$1,054	$11,535	$2	$(1,800)	$(6)	$34,311

Three Months Ended September 30, 2008
Revenues	$46,139	$19,523	$13,912	$5,612	$4,966	$2,507	$3,328	$2,641	$591	$2,772	$(902)	$101,089
Property operating expenses	16,463	7,518	5,994	1,859	1,998	43	857	696	58	787	(407)	35,866
NOI	$29,676	$12,005	$7,918	$3,753	$2,968	$2,464	$2,471	$1,945	$533	$1,985	$(495)	$65,223
Additions to properties, net	$8,521	$2,121	$3,993	$9,131	$9,683	$428	$904	$11,333	$—	$8,744	$(16)	$54,842

Nine Months Ended September 30, 2009
Revenues	$148,691	$60,728	$42,161	$16,956	$14,970	$6,356	$10,433	$9,761	$1,823	$8,326	$(2,800)	$317,405
Property operating expenses	53,973	22,823	18,304	4,827	6,156	673	2,529	3,031	126	2,621	(285)	114,778
NOI	$94,718	$37,905	$23,857	$12,129	$8,814	$5,683	$7,904	$6,730	$1,697	$5,705	$(2,515)	$202,627
Additions to properties, net	$47,500	$5,251	$14,297	$20,246	$18,455	$4,272	$1,579	$30,912	$13	$6,816	$(20)	$149,321
Segment assets at September 30, 2009	$1,288,844	$454,116	$440,194	$269,495	$179,393	$100,129	$94,986	$127,573	$20,588	$256,324	$(995)	$3,230,647

Nine Months Ended September 30, 2008
Revenues	$138,142	$57,454	$41,324	$14,475	$14,457	$7,519	$9,622	$6,548	$1,929	$7,609	$(2,687)	$296,392
Property operating expenses	48,364	21,757	18,008	5,179	5,249	147	2,346	1,572	305	2,600	(964)	104,563
NOI	$89,778	$35,697	$23,316	$9,296	$9,208	$7,372	$7,276	$4,976	$1,624	$5,009	$(1,723)	$191,829
Additions to properties, net	$62,802	$3,850	$11,730	$62,662	$31,779	$1,040	$2,140	$29,581	$43	$11,033	$(45)	$216,615
Segment assets at September 30, 2008	$1,249,995	$466,793	$441,058	$244,656	$149,520	$95,004	$95,124	$90,841	$21,929	$246,892	$(981)	$3,100,831

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Segment revenues	$104,843	$101,089	$317,405	$296,392
Construction contract revenues	94,962	89,653	272,254	121,688
Other service operations revenues	359	349	1,280	1,352
Less: Revenues from discontinued real estate operations (Note 15)	—	(3)	—	(358)
Total revenues	$200,164	$191,088	$590,939	$419,074

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Segment property operating expenses	$38,583	$35,866	$114,778	$104,563
Less: Property operating expenses from discontinued real estate operations (Note 15)	—	(12)	—	(210)
Total property operating expenses	$38,583	$35,854	$114,778	$104,353

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Construction contract revenues	$94,962	$89,653	$272,254	$121,688
Other service operations revenues	359	349	1,280	1,352
Construction contract expenses	(93,450)	(87,111)	(266,995)	(118,488)
Other service operations expenses	(355)	(546)	(1,294)	(1,602)
Income from service operations	$1,516	$2,345	$5,245	$2,950

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
NOI for reportable segments	$66,260	$65,223	$202,627	$191,829
Income from service operations	1,516	2,345	5,245	2,950
Interest and other income	2,619	559	4,949	924
Equity in loss of unconsolidated entities	(758)	(57)	(1,075)	(167)
Income tax expense	(47)	(97)	(169)	(102)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(26,712)	(25,583)	(81,911)	(75,430)
General and administrative expenses	(5,898)	(5,904)	(17,275)	(17,608)
Business development expenses	(458)	(199)	(1,550)	(464)
Interest expense on continuing operations	(20,986)	(22,503)	(59,088)	(65,580)
Net operating loss (income) from discontinued operations	—	9	—	(148)
Income from continuing operations	$15,536	$13,793	$51,753	$36,204

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

13.          Share-Based Compensation

During the nine months ended September 30, 2009, we granted 50,000 options to purchase common shares (“options”) to members of our Board of Trustees with a weighted average exercise price of $31.51 per share.  These options vest on the first anniversary of the grant date provided that the Trustees remain in their positions and expire ten years after the grant date.  We computed share-based compensation expense for these options under the fair value method using the Black-Scholes option-pricing model; the assumptions we used in that model are set forth below:

Weighted average fair value of grants on grant date	$10.15
Risk-free interest rate	2.20%
Expected life (in years)	5.32
Expected volatility	47.71%
Expected annual dividend yield	3.77%

During the nine months ended September 30, 2009, 388,487 options to purchase common shares were exercised.  The weighted average exercise price of these options was $11.03 per share, and the total intrinsic value of the options exercised was $8,617.

During the nine months ended September 30, 2009, certain employees were granted a total of 336,110 restricted shares with a weighted average grant date fair value of $25.17 per share; these shares are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date, provided that the employees remain employed by us.  During the nine months ended September 30, 2009, forfeiture restrictions lapsed on 220,118 common shares previously issued to employees; these shares had a weighted average grant date fair value of $36.09 per share, and the total fair value of the shares on the vesting dates was $5,600.

We realized a windfall tax shortfall of $152 in the nine months ended September 30, 2009 and windfall tax benefit of $1,053 in the nine months ended September 30, 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.

14.          Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Deferred
Federal	$(26)	$(60)	$(126)	$(363)
State	(4)	(9)	(26)	(80)
	(30)	(69)	(152)	(443)
Current
Federal	(14)	(24)	(14)	(195)
State	(3)	(4)	(3)	(42)
	(17)	(28)	(17)	(237)
Total income tax expense	$(47)	$(97)	$(169)	$(680)

Reported on line entitled income tax expense	$(47)	$(97)	$(169)	$(102)
Reported on line entitled gain on sale of real estate, net	—	—	—	(578)
Total income tax expense	$(47)	$(97)	$(169)	$(680)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation and compensation paid in the form of contributions to a deferred nonqualified compensation plan.

Our TRS’ combined Federal and state effective tax rate was 39% for the three and nine months ended September 30, 2009 and 2008.

15.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  429 Ridge Road property located in the Central New Jersey region that was sold on January 31, 2008;

•                  47 Commerce Drive property located in the Central New Jersey region that was sold on April 1, 2008; and

•                  7253 Ambassador Road property located in the Suburban Baltimore region that was sold on June 2, 2008.

The table below sets forth the components of discontinued operations reported on our Consolidated Statements of Operations:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008

Revenue from real estate operations	$3	$358
Expenses from real estate operations:
Property operating expenses	12	210
Depreciation and amortization	—	52
Interest expense	—	51
Expenses from real estate operations	12	313
Discontinued operations before gain on sales of real estate	(9)	45
Gain on sales of real estate	—	2,526
Discontinued operations	$(9)	$2,571

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of September 30, 2009.

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

17.          Subsequent Events

As discussed in Note 6, we acquired the Canton Properties through a series of transactions in October 2009.

On October 28, 2009, we acquired 1550 West Nursery Road, a newly constructed 156,000 square foot office property located in Linthicum, Maryland (located in the Baltimore/Washington Corridor), and a 0.9 acre adjacent land parcel that we believe can support a retail or bank pad for $38,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of September 30, 2009, our investments in real estate included the following:

•                  246 wholly owned operating properties totaling 18.4 million square feet;

•                  16 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.0 million square feet upon completion;

•                  wholly owned land parcels totaling 1,524 acres that we believe are potentially developable into approximately 12.9 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operation, under development or redevelopment or held for future development.

During the nine months ended September 30, 2009, we:

•                  experienced significant growth in our revenues from real estate operations by amounts that exceeded the growth in our property operating expenses compared to the nine months ended September 30, 2008.  This increase is attributable to both the growth of our portfolio from property additions and the performance of properties that were owned and 100% operational since January 1, 2008;

•                  finished the period with occupancy of our wholly owned portfolio of properties at 90.9%;

•                  placed into service an aggregate of 628,000 square feet in newly constructed space located in nine properties;

•                  closed on $348.4 million in new borrowings; and

•                  issued 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009.  The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses.

As discussed in greater detail in our 2008 Annual Report Form 10-K, the United States and world economies are in the midst of a significant recession that has had devastating effects on the capital markets, reducing stock prices and limiting credit availability.  We believe that for much of the office real estate sector, since the core operations tend to be structured as long-term leases and since revenue streams generally remain in place until leases expire or tenants fail to satisfy lease terms, the effect of the changes in the overall economy on our operations has not been fully felt to date.  As a result, while the economic downturn has affected the operations of our real estate properties to a certain extent, we expect the effects to become increasingly evident over the remainder of 2009 and 2010, and perhaps beyond.  We continue to see signs of increased competition for tenants and downward pressure on rental rates in most of our regions, which we expect, along with an anticipated increased tendency by certain tenants to reduce costs through job cuts and associated space reductions, could adversely affect our occupancy and renewal rates.  In addition, we may also experience higher bad debt expense should tenants be unable to pay their rents.  However, we believe that our future real estate operations may be affected to a lesser degree than many of our peers for the following reasons:

•                  our expectation of continued strength in demand from our customers in the United States Government, defense information technology and data sectors; and

•                  our high concentration of large, high-quality tenants with a relatively small concentration of revenue from the financial services sector.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2009.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2009 compared to the same periods in 2008;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at September 30, 2009; and

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

Results of Operations

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	September 30,	December 31,
	2009	2008
Occupancy rates
Total	90.9%	93.2%
Baltimore/Washington Corridor	90.6%	93.4%
Northern Virginia	97.0%	97.4%
Suburban Baltimore	81.9%	83.1%
Colorado Springs	87.1%	94.3%
Suburban Maryland	92.0%	97.7%
St. Mary’s and King George Counties	97.3%	95.2%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Central New Jersey	100.0%	100.0%
Other	99.3%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$24.04	$22.40

(1) Includes estimated expense reimbursements.

We renewed 71.7% of the square footage scheduled to expire in the nine months ended September 30, 2009 (including the effects of early renewals and leases terminated less than one year prior to the scheduled lease expiration date).

As discussed in greater detail in our 2008 Annual Report Form 10-K, we expect that the effects of the global downturn in the economy on our real estate operations will make our leasing activities increasingly challenging during the remainder of 2009, 2010 and perhaps beyond.  As a result, we expect that we may find it increasingly difficult to maintain high levels of occupancy and tenant retention.  We believe that the immediacy of our exposure to the increased challenges in the leasing environment is lessened to a certain extent by the generally long-term nature of our leases and our operating strategy of monitoring concentrations of lease expirations occurring in any one year.  Our weighted average lease term for wholly owned properties at September 30, 2009 was approximately five years, and no more than 15% of our annualized rental revenues at September 30, 2009 were scheduled to expire in any one calendar year between 2010 and 2013 (3.3% of our annualized rental revenues at September 30, 2009 were scheduled to expire during the three months ending December 31, 2009).

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

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	September 30,	December 31,
Geographic Region	Interest	2009	2008
Greater Harrisburg (1)	20.0%	79.8%	89.4%
Suburban Maryland (2)	(2)	69.4%	94.8%
Baltimore/Washington Corridor (3)	50.0%	6.0%	N/A

(1)          Includes 16 properties totaling 671,000 square feet.

(2)          Includes two properties totaling 174,000 operational square feet at September 30, 2009 (we had a 45% ownership interest in 118,000 square feet and a 50% ownership interest in 56,000 square feet).  Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet).

(3)          Includes one property with 144,000 operational square feet at September 30, 2009.

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

	Changes From the Three Months Ended September 30, 2008 to 2009
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$3,034	$808	1.0%	$(1,249)	$2,593
Tenant recoveries and other real estate operations revenue	518	739	4.8%	(93)	1,164
Total	$3,552	$1,547	1.6%	$(1,342)	$3,757

Property operating expenses	$1,163	$351	1.0%	$1,215	$2,729

Number of operating properties included in component category	17	230	N/A	3	250

(1)	Includes 15 newly-constructed properties and one redeveloped property placed into service and one acquired property.
(2)	Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

	Changes From the Nine Months Ended September 30, 2008 to 2009
	Property Additions	Same-Office Properties		Other	Total
	Dollar	Dollar	Percentage	Dollar	Dollar
	Change (1)	Change	Change	Change (2)	Change
Revenues from real estate operations
Rental revenue	$9,389	$7,454	3.2%	$(1,266)	$15,577
Tenant recoveries and other real estate operations revenue	2,135	3,836	8.8%	(177)	5,794
Total	$11,524	$11,290	4.1%	$(1,443)	$21,371

Property operating expenses	$3,789	$5,190	5.2%	$1,446	$10,425

Number of operating properties included in component category	27	220	N/A	3	250

(1)	Includes 21 newly-constructed properties and two redeveloped properties placed into service and four acquired properties.
(2)	Includes, among other things, the effects of amounts eliminated in consolidation. Certain amounts eliminated in consolidation are attributable to the Property Additions and Same-Office Properties.

As the tables above indicate, much of our total increase in revenues from real estate operations and property operating expenses was attributable primarily to the Property Additions.  In addition, the column in each of the tables above entitled “Other Dollar Change” include the effects of approximately 500,000 square feet of vacancy at three properties in Greater Philadelphia that we expect to redevelop; we recognized a decrease in revenue of $1.3 million for the three and nine month periods and an increase in property operating expenses of approximately $500,000 for the three and nine month periods attributable to these properties.

The increase in rental revenue for the Same-Office Properties for the nine month periods included the following:

•                  an increase of $4.0 million in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia ; and

•                  an increase of $3.4 million attributable primarily to changes in occupancy and rental rates between the two periods.

Tenant recoveries and other revenue for the Same-Office Properties for the nine month periods increased due primarily to the increase in property operating expenses described below.  While we have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

The increase in Same-Office Properties’ property operating expenses for the nine month periods included the following:

•                  an increase of $1.6 million in electric utilities expense, which included the effects of: (1) increased usage at certain properties due to increased occupancy at such properties; and (2) rate increases;

•                  an increase of $1.0 million in bad debt expense due to additional reserves on tenant receivables;

•                  an increase of $1.0 million in costs for asset and property management operations, much of which was due to an increase in compensation related expenses for existing employees and an increase in the size of the employee base supporting such operations;

•                  an increase of $895,000 in snow removal due primarily to increased snow and ice in most of our regions; and

•                  an increase of $668,000 in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties.

Construction contract revenues and expenses

Construction contract revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a construction management fee.  As a result, the operating margins from these operations are small relative to the revenue.  We use the net of these revenues and expenses to evaluate performance.  The increase in the net of these revenues and expenses for the three and nine month periods was due primarily to a high volume of construction activity in the current periods in connection with one large construction contract.

Interest expense

Our interest expense included in continuing operations decreased by $1.5 million for the three month periods and $6.5 million for the nine month periods due primarily to a decrease in the weighted average interest rates of our debt from 5.1% to 4.9% for the three month periods and 5.2% to 4.8% for the nine month periods.  The events in the economy have contributed towards significant reductions in interest rates on our variable rate debt.  We expect interest expense in the last three months of 2009 to increase somewhat from the first nine months as a result of us having repaid a significant portion of our variable rate debt using proceeds from newly obtained fixed rate longer term debt bearing higher interest rates.

Interest and other income

Our interest and other income increased for the current periods due primarily to the following:

•                  an increase in interest income of $782,000 for the three month periods and $2.9 million for the nine month periods in connection with a mortgage loan receivable that we funded in August 2008; and

•                  a $969,000 gain recognized in the current periods on changes in the value of warrants to purchase additional common shares of an equity method investee.  Our equity in the loss of the investee, which recognized expense in connection with the warrants, was $664,000 in the three months ended September 30, 2009 and $878,000 in the nine months ended September 30, 2009.

Discontinued operations

Discontinued operations represents income from properties sold in 2008, and is comprised primarily of gain from the sales of such properties occurring during the nine months ended September 30, 2008.  We had no discontinued operations in the nine months ended September 30, 2009.

Gain on sales of real estate, net of income taxes

Gain on sales of real estate was recognized on the sale of six office condominiums located in Northern Virginia during the nine months ended September 30, 2008.  No similar sales occurred in the nine months ended September 30, 2009.

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

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties.  We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for property development and acquisition costs.  We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $600.0 million, $372.0 million of which was available at September 30, 2009; this facility is available through September 2011 and may be extended for one year at our option, subject to certain conditions.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $181.4 million of which was available at September 30, 2009 to fund construction costs; this facility is available until May 2011 and may be extended for one year at our option, subject to certain conditions.  Selective dispositions of operating and other properties may also provide capital resources for the remainder of 2009 and in future years.  We are continually evaluating sources of capital and believe that there are satisfactory sources available for meeting our capital requirements without necessitating property sales.

We believe that we have sufficient capacity under our Revolving Credit Facility to satisfy our debt maturities occurring through 2010.  We also believe that we have sufficient capacity under our Revolving Construction Facility to fund the construction of properties that were under construction at September 30, 2009, as well as projects expected to be started during the remainder of 2009 and 2010.

In our discussions of liquidity and capital resources herein and in our Current Report on Form 8-K filed on June 2, 2009, we describe certain of the risks and uncertainties relating to our business.  Additional risks are described in Item 1A of our 2008 Annual Report on Form 10-K.

Operating Activities

Our cash flow from operations increased $12.1 million, or 9.6%, when comparing the nine months ended September 30, 2009 and 2008; this increase is attributable in large part to: (1) the timing of cash flow associated with third-party construction projects in the current period; and (2) the additional cash flow from operations generated by our property additions.  We expect to continue to use cash flow provided by operations to meet our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization on debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  We do not anticipate borrowing to meet these requirements.

Investing and Financing Activities During the Nine Months Ended September 30, 2009

We had six newly-constructed properties totaling 627,000 square feet (three located in the Baltimore/Washington Corridor, two in Colorado Springs and one in Suburban Maryland) become fully operational during the nine months ended September 30, 2009 (85,000 of these square feet were placed into service in 2008) (includes two properties owned through joint ventures).  These properties were 47% leased or committed as of September 30, 2009.  Costs incurred on these properties through September 30, 2009 totaled $114.5 million, of which $7.2 million was incurred during the nine months ended September 30, 2009.

As of September 30, 2009, we had construction activities underway on nine office properties totaling 1.2 million square feet that were 26% leased, or considered committed to lease (including one property owned through a joint venture) (86,000 of these square feet were placed in service in 2009).  Costs incurred on these properties through September 30, 2009 totaled approximately $160.8 million, of which approximately $80.6 million was incurred during the nine months ended September 30, 2009.  We estimate that remaining costs to be incurred through 2011 will total approximately $89.6 million upon completion of these properties.  We expect to fund these costs using primarily borrowings from our Revolving Construction Facility and Revolving Credit Facility.

As of September 30, 2009, we had development activities underway on seven office properties estimated to total 709,000 square feet.  Costs incurred on these properties through September 30, 2009 totaled $18.6 million, of which $8.7 million was incurred during the nine months ended September 30, 2009.  We estimate the remaining costs to be incurred will total approximately $135.3 million; we expect to incur these costs through 2012.  We expect to fund most of these costs using primarily borrowings from our Revolving Construction Facility.

We had redevelopment activities underway on two properties at September 30, 2009 for which we estimate remaining costs to be incurred of approximately $40.8 million.  We expect to fund most of the costs for these redevelopment projects using borrowings from our Revolving Credit Facility.

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our Consolidated Balance Sheet for the nine months ended September 30, 2009 (in thousands):

Construction, development and redevelopment	$120,119
Acquisitions	11,256
Tenant improvements on operating properties	11,151	(1)
Capital improvements on operating properties	6,795
	$149,321

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

During the nine months ended September 30, 2009, we closed on the following borrowings, using the proceeds primarily to repay maturing debt and pay down our revolving credit facilities:

•                  a $185.0 million secured loan with a seven-year term at 7.25%;

•                  a $90.0 million secured loan with a five-year term at 7.25%;

•                  a $50.0 million secured loan with a five-year term at a variable rate of LIBOR plus 3.0% (subject to a LIBOR floor of 2.5%); and

•                  a $23.4 million construction loan with a two-year term and the right to extend for an additional year, subject to certain conditions, at a variable rate of LIBOR plus 2.75%.

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

Certain of our mortgage loans require that we comply with a number of restrictive financial covenants, including leverage ratio, minimum net worth, minimum fixed charge coverage, minimum debt service and maximum secured indebtedness.  As of September 30, 2009, we were in compliance with these financial covenants.

Analysis of Cash Flow Associated with Investing and Financing Activities

Our net cash flow used in investing activities decreased $63.8 million when comparing the nine months ended September 30, 2009 and 2008 due primarily to the net effect of a $74.8 million decrease in property additions and a $33.3 million decrease in proceeds from sales of properties.  Our cash flow provided by financing activities decreased $69.4 million when comparing the nine months ended September 30, 2009 and 2008 due primarily to a decrease in proceeds from common share issuances.

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

Investing and Financing Activities Subsequent to September 30, 2009

Through a series of transactions in October 2009, we acquired a 474,000 square foot office tower, a parking lot, a utility distribution center and four waterfront lots, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland.  These properties are referred to collectively herein as the “Canton Properties.”  We completed this acquisition in exchange for: (1) our cancellation of a mortgage loan that we had previously made to the seller and interest thereon totaling $30.0 million; (2) cash payments from us totaling approximately $90.4 million (which were financed using borrowings from our Revolving Credit Facility); and (3) our assumption of other liabilities of approximately $5.0 million.  The office building was 91% leased on the date of acquisition.

On October 28, 2009 we acquired 1550 West Nursery Road, a newly constructed 156,000 square foot office property in Linthicum, Maryland (located in the Baltimore/Washington Corridor) that was 100% leased to Northrop Grumman Corporation for a ten-year term and a 0.9 acre adjacent land parcel that we believe can support a retail or bank pad for $38.0 million.  This acquisition was financed using borrowings from our Revolving Credit Facility.

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

Our Basic FFO, Diluted FFO and Diluted FFO per share for the three month and nine month periods ended September 30, 2009 and 2008 and reconciliations of (1) net income to FFO, (2) the numerator for diluted EPS to diluted FFO and (3) the denominator for diluted EPS to the denominator for diluted FFO per share are set forth in the following table (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$15,536	$13,788	$51,753	$39,879
Add: Real estate-related depreciation and amortization	26,712	25,583	81,911	75,482
Add: Depreciation and amortization on unconsolidated real estate entities	160	162	481	489
Less: Gain on sales of operating properties, net of income taxes	—	—	—	(2,630)
Funds from operations (“FFO”)	42,408	39,533	134,145	113,220
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: Noncontrolling interests-other consolidated entities	40	90	15	(132)
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(91)	(74)	(251)	(198)
Less: Basic and diluted FFO allocable to restricted shares	(395)	(321)	(1,298)	(903)
Funds from Operations - basic and diluted (“Basic and Diluted FFO”)	$37,772	$35,038	$120,040	$99,416

Weighted average common shares	57,470	47,273	55,366	47,128
Conversion of weighted average common units	5,084	8,130	5,932	8,145
Weighted average common shares/units - Basic FFO	62,554	55,403	61,298	55,273
Dilutive effect of share-based compensation awards	485	779	506	765
Weighted average common shares/units - Diluted FFO	63,039	56,182	61,804	56,038

Diluted FFO per common share	$0.60	$0.62	$1.94	$1.77

Numerator for diluted EPS	$10,177	$8,029	$34,402	$22,518
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	956	1,467	4,032	4,130
Add: Real estate-related depreciation and amortization	26,712	25,583	81,911	75,482
Add: Depreciation and amortization of unconsolidated real estate entities	160	162	481	489
Add: Numerator for diluted EPS allocable to restricted shares	253	192	763	528
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(91)	(74)	(251)	(198)
Less: Basic and diluted FFO allocable to restricted shares	(395)	(321)	(1,298)	(903)
Less: Gain on sales of operating properties, net of income taxes	—	—	—	(2,630)
Diluted FFO	$37,772	$35,038	$120,040	$99,416

Denominator for diluted EPS	57,955	48,052	55,872	47,893
Weighted average common units	5,084	8,130	5,932	8,145
Denominator for Diluted FFO per share	63,039	56,182	61,804	56,038

Our computation of FFO and the other measures described above changed as a result of our adoption on January 1, 2009 of newly issued accounting standards that affected our accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share, all of which were applied respectively to prior periods.  We discuss these accounting standards in Note 2 to our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.  Our capital strategy favors long-term, fixed-rate, secured debt over variable-rate debt to minimize the risk of short-term increases in interest rates.

The following table sets forth as of September 30, 2009 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2009	2010	2011 (1)	2012	2013	Thereafter	Total
Long term debt:
Fixed rate (2)	$3,964	$78,146	$276,735	$46,953	$142,827	$796,440	$1,345,065
Weighted average interest rate	6.14%	6.05%	4.35%	6.42%	5.63%	5.80%	5.71%
Variable rate	$127	$526	$288,929	$222,005	$649	$47,402	$559,638

(1)          Includes amounts outstanding at September 30, 2009 of $228.0 million under our Revolving Credit Facility and $43.6 million under our Revolving Construction Facility that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $6.9 million.

The fair market value of our debt was $1.79 billion at September 30, 2009.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $61.9 million at September 30, 2009.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2009, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	September 30,
Amount	LIBOR base	Date	Date	2009
$50,000	4.3300%	10/23/2007	10/23/2009	$(125)
100,000	2.5100%	11/3/2008	12/31/2009	(566)
120,000	1.7600%	1/2/2009	5/1/2012	(726)
100,000	1.9750%	1/1/2010	5/1/2012	(730)
				$(2,147)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $3.0 million in the nine months ended September 30, 2009 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	October 30, 2009	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date:	October 30, 2009	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer