Form 10-K
period 2009-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2010-02-19
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes    ☒ No

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.7 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2009. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant's outstanding common shares of beneficial interest, $0.01 par value. At January 29, 2010, 58,385,958 of the registrant's common shares of beneficial interest were outstanding.

          Portions of the annual shareholders' report of the registrant for the year ended December 31, 2009 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2010 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Form 10-K

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "estimate," "plan" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

  •
  general economic and business conditions, which will, among other things, affect office property demand and rents, tenant creditworthiness, interest rates and financing availability;

  •
  adverse changes in the real estate markets including, among other things, increased competition with other companies;

  •
  our ability to borrow on favorable terms;

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

PART I

Item 1.    Business

OUR COMPANY

        General.    We are a specialty office real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2009, our investments in real estate included the following:

  •
  249 wholly owned operating properties in Maryland, Virginia, Colorado, Texas, Pennsylvania and New Jersey containing 19.1 million square feet that were 90.7% occupied;

  •
  17 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.1 million square feet upon completion;

  •
  wholly owned land parcels totaling 1,521 acres that were predominantly located near certain of our operating properties and that we believe are potentially developable into approximately 13.5 million square feet; and

  •
  partial ownership interests through joint ventures in the following:

  •
  20 operating properties containing approximately 1.1 million square feet that were 70.9% occupied;

  •
  356,000 square feet in one property that was under redevelopment; and

  •
  land parcels totaling 297 acres (including 56 acres under contract in one joint venture) that were predominantly located near certain of our operating properties and potentially developable into approximately 3.1 million square feet.

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

        Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2009, we owned 91.7% of the outstanding common units and 95.8% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

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

        Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

        Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we file such material with the Securities and Exchange Commission (the "SEC"). In addition, we have made available on our Internet website under the heading "Corporate Governance" the charters for our Board of Trustees' Audit, Nominating and Corporate Governance and Compensation Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

        The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This Internet website can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2009 Developments

        During 2009, we:

  •
  finished the period with our wholly owned portfolio of properties 90.7% occupied;

  •
  acquired a 474,000 square foot office tower, a parking lot, a utility distribution center, four waterfront lots and riparian rights, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland. We completed this acquisition for an aggregate cost of $123.2 million;

  •
  acquired two additional properties totaling 223,000 square feet that were 100% leased upon acquisition and land that we believe can support approximately 95,000 developable square feet for $50.5 million;

  •
  placed into service an aggregate of 759,000 square feet in newly constructed space located in ten properties;

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

Business Strategies

        Customer Strategy:    We believe that we differentiate ourselves by being a real estate company that does not view space in properties as its primary commodity. Rather, we focus our operations on serving the needs of our customers and enabling them to be successful. This strategy includes a focus on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-

locational needs. It also includes a focus on providing a level of service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. In 2009, we won the CEL & Associates, Inc. award for quality service and tenant satisfaction among nationwide office operators in the large owner category for the sixth consecutive year. We believe that operating with such a consistent emphasis on service enables us to be the landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention.

        Our focus on tenants in the United States Government, defense information technology and data sectors is another key aspect of our customer strategy. A high percentage of our revenue is derived from these customers, and we believe that we are well positioned for future growth through such customers for reasons that include the following:

  •
  our strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

  •
  the proximity of our properties to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where demand exists; and

  •
  the depth of our collective team knowledge, experience and capabilities in developing and operating data centers and secure properties that meet the United States Government's Force Protection requirements.

        Market Strategy:    We focus on owning properties where our tenants want to be, which in the case of the United States Government and defense information technology customers is mostly near government demand drivers. We also concentrate our operations in markets and submarkets that are located where we believe we already possess, or can effectively achieve, the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development activities. The attributes we look for in selecting markets and submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) potential for growth and stability in economic down cycles; (5) future acquisition and development opportunities; and (6) minimal competition from other long-term office property owners. We typically focus on owning and operating properties in large business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

        Capital Strategy:    Our capital strategy is aimed at maintaining a flexible capital structure in order to facilitate growth and performance in the face of differing market conditions in the most cost-effective manner by:

  •
  using debt comprised primarily of mortgage loans and our unsecured revolving credit facility;

  •
  using equity raised through issuances of common and preferred shares of beneficial interest, issuances of common and preferred units in our Operating Partnership and, to a lesser extent, joint venture structures for certain investments;

  •
  conservatively managing our debt by monitoring, among other things: our debt levels relative to our overall capital structure; the relationship of certain measures of earnings to certain financing cost requirements (commonly referred to as coverage ratios); the relationship of our total variable-rate debt to our total debt; and the timing of debt maturities to ensure that maturities in any year do not exceed levels that we believe we can refinance; and

  •
  continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

        Environmentally Responsible Development and Management Strategy:    We are focused on developing and operating our properties in a manner that minimizes global impact and have been committed to this effort since 2003. This strategy includes:

  •
  constructing new "Green" buildings that are designed to use resources with a higher level of efficiency and lower impact on human health and the environment during their life cycle than conventional buildings. An example of our focus in this area is our participation in the United States Government's Leadership in Energy and Environmental Design ("LEED") program, which has a rigorous certification process for evaluating and rating "Green" buildings in order for such buildings to qualify for the program's Certified, Silver, Gold and Platinum ratings;

  •
  retrofitting select existing properties to also become "Green"; and

  •
  using "Green" operating and purchase practices and housekeeping standards in managing our properties.

We believe that our commitment to this strategy is evident in the fact that as of December 31, 2009, we had seven buildings certified LEED Gold, nine buildings certified LEED Silver, one building certified LEED and 36 other buildings registered for LEED Silver or Gold certification, and we had 16 professionals on staff who hold the LEED Accredited Professional designation. We also have established an internal goal to have 50% of our portfolio be "Green" buildings by 2015. We believe that this strategy is important not just because our customers will demand it, but also because it is simply the right thing to do.

Growth Strategies

        Acquisition and Property Development Strategy:    We pursue acquisition and property development opportunities for properties that support our customer and market strategies discussed above. As a result, the focus of our acquisition and development activities generally include properties that:

  •
  are located near demand drivers that we believe are attractive to customers in the United States Government, defense information technology and data sectors;

  •
  are located in markets or submarkets that we believe meet the criteria set forth above in our market strategy; or

  •
  do not align with our customer or market strategies but represent situations that we believe provide high opportunity for favorable risk-adjusted returns on investment.

        We typically seek to make acquisitions at attractive yields and below replacement cost. We also seek to increase operating cash flow of certain acquisitions by repositioning the properties and capitalizing on existing below market leases and expansion opportunities. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns.

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

Industry Segments

        We operate in one primary industry: commercial office real estate. At December 31, 2009, our commercial office real estate operations had nine primary geographical segments, as set forth below:

  •
  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

  •
  Northern Virginia (defined as Fairfax County, Virginia);

  •
  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick);

  •
  St. Mary's & King George Counties (in Maryland and Virginia, respectively);

  •
  Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City);

  •
  Colorado Springs, Colorado;

  •
  San Antonio, Texas;

  •
  Greater Philadelphia, Pennsylvania; and

  •
  Central New Jersey.

        As of December 31, 2009, 147 of our wholly owned properties were located in what is widely known as the Greater Washington, D.C. region, which includes the first four regions set forth above, and 64 were located in neighboring Greater Baltimore. At December 31, 2009, we also owned 21 wholly owned properties in Colorado Springs and six in San Antonio. In addition, we owned five properties in total as of December 31, 2009 in the last two locations set forth above that are considered non-core to the Company. For information relating to these geographic segments, you should refer to Note 15 to our Consolidated Financial Statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Employees

        As of December 31, 2009, we had 382 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.

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

        We also compete for the acquisition of commercial properties with many entities, including other publicly-traded commercial REITs. Many of our competitors for such acquisitions have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.

Item 1A.    Risk Factors

        Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our Consolidated Financial Statements and notes thereto for the year ended December 31, 2009, which are included in a separate section at the end of this report beginning on page F-1.

        Our performance and value are subject to risks associated with our properties and with the real estate industry.    Real estate investments are subject to various risks and fluctuations in value and demand, many of which are beyond our control. Our economic performance and the value of our real estate assets may decline due to conditions in the general economy and the real estate business which, in turn, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders. These conditions include, but are not limited to:

  •
  downturns in national, regional and local economic environments, including increases in the unemployment rate and inflation or deflation;

  •
  competition from other office properties;

  •
  deteriorating local real estate market conditions, such as oversupply, reduction in demand for office space and decreasing rental rates;

  •
  increasing vacancies and the need to periodically repair, renovate and re-lease space;

  •
  adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;

  •
  increasing operating costs, including insurance expense, utilities, real estate taxes and other expenses, much of which we may not be able to pass through to tenants;

  •
  increasing interest rates and unavailability of financing on acceptable terms or at all;

  •
  adverse changes in taxation or zoning laws;

  •
  our potential inability to secure adequate insurance;

  •
  adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

  •
  potential liability under environmental or other laws or regulations.

        We may suffer adverse consequences as a result of recent and future economic events.    Since the latter part of 2007, the United States and world economies have struggled through difficult conditions, including a significant recession. This slowdown has had devastating effects on the capital markets, with tightening credit availability. The commercial real estate industry was affected by these events over the last three years and, we believe, will likely continue to be affected at least through 2010. These events could adversely affect us in numerous ways discussed throughout this Annual Report on Form 10-K. The real estate industry in general has encountered increased difficulty in obtaining capital to fund growth activities, such as acquisitions and development costs, debt repayments and other capital requirements. As a result, the level of risk that we may not be able to obtain new financing for acquisitions, development activities, refinancing of existing debt or other capital requirements at reasonable terms, if at all, has increased. We believe that there is an increased likelihood in the current economic climate of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result there is an increased likelihood of such tenants defaulting in their lease obligations to us. We also expect that our leasing activities will be adversely affected, with an increasing likelihood of our being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed space. As a result, the conditions brought about by these economic events could collectively have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We are dependent on external sources of capital for future growth.    Because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders. Due to this requirement, we are not permitted to significantly fund our acquisition, construction and development activities using cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. These capital sources may not be available on favorable terms or at all. Since the United States financial markets have recently experienced extreme volatility and, as a result, credit markets have tightened considerably, the level of risk that we may not be able to obtain new financing for acquisitions, development activities or other capital requirements at reasonable terms, if at all, in the near future has increased. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management's flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders' interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

        Adverse developments concerning some of our major tenants and sector concentrations could have a negative impact on our revenue.    As of December 31, 2009, our 20 largest tenants accounted for 55.4% of the total annualized rental revenue of our wholly owned properties, and our three largest of these tenants accounted for 31.5% of that total. We compute the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2009. Information regarding our three largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2009	Percentage of Total Annualized Rental Revenue of Wholly Owned Properties	Number of Leases
	(in thousands)
United States of America	$79,268	18.6%	69
Northrop Grumman Corporation(1)	33,676	7.9%	17
Booz Allen Hamilton, Inc.	21,626	5.0%	10

(1)
Includes affiliated organizations and agencies and predecessor companies.

        Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. If any of our three largest tenants fail to make rental payments to us or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

        As of December 31, 2009, our properties that were occupied primarily by tenants in the United States Government, defense information technology and data sectors accounted for 54.9% of the total annualized rental revenue of our wholly owned properties. We expect to increase our reliance on these sectors for revenue. A reduction in government spending targeting these sectors could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders. We classified the revenue from our leases into this sector grouping based solely on management's knowledge of the tenants' operations in leased space. Occasionally, classifications require subjective and complex judgments. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into sector groupings and if we did, the resulting groupings would be materially different.

        Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, D.C. region and neighboring Greater Baltimore, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks.    Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2009, our properties located in the Greater Washington, D.C. region and neighboring Greater Baltimore accounted for a combined 86.2% of our total annualized rental revenue from wholly owned properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, D.C. region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We would suffer economic harm if we were unable to renew our leases on favorable terms.    When leases expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as incur higher leasing costs than we would likely incur if a tenant renews. As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. We expect that the effects of the global downturn on our real estate operations will make our leasing activities increasingly challenging throughout most of 2010 and perhaps beyond and, as a result, there could be an increasing likelihood of our being unsuccessful in renewing tenants or renewing on terms less favorable to us than the terms of the original leases. Set forth below are the percentages of total annualized rental revenue from wholly owned properties as of December 31, 2009 that are subject to scheduled lease expirations in each of the next five years:

2010	15.8%
2011	9.3%
2012	14.2%
2013	12.0%
2014	8.9%

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

        We may encounter a decline in the values of our real estate assets.    The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property, a market or submarket or a broader economic region. Examples of such conditions include a broader economic recession, declining demand for space and decreases in market rental rates and/or market values of real estate assets. If our real estate assets decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under credit facilities and other loans, which could, in turn, adversely affect our cash flows and financial condition.

        We may not be able to compete successfully with other entities that operate in our industry.    The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties' owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants in properties that we own, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be unable to successfully execute our plans to acquire existing commercial real estate properties.    We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected. The failure of our acquisitions to perform as expected could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be exposed to unknown liabilities from acquired properties.    We may acquire properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Examples of unknown liabilities with respect to acquired properties include, but are not limited to:

  •
  liabilities for clean-up of disclosed or undisclosed environmental contamination;

  •
  claims by tenants, vendors or other persons dealing with the former owners of the properties;

  •
  liabilities incurred in the ordinary course of business; and

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

        We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.    We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new region and are therefore not able to operate the acquired property profitably. If this occurs, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        As of December 31, 2009, 24.8% of our debt had variable interest rates, including the effect of interest rate swaps. If short-term interest rates were to rise, our debt service payments on debt with variable interest rates would increase, which would lower our net income and could decrease our distributions to our shareholders. We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and, in the event we decided to unwind such agreements, could result in our recognizing a loss and remitting a payment.

        We must refinance our debt in the future. As of December 31, 2009, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount(1)
	(in thousands)
2010	$66,342
2011	735,585	(2)
2012	269,158
2013	143,676
2014	144,188

(1)
Represents principal maturities only and therefore excludes premiums and discounts.

(2)
Includes maturities totaling $458.1 million that may be extended for a one-year period, subject to certain conditions.

        Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt, which would have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We may be unable to continue to make shareholder distributions at expected levels.    We intend to make regular quarterly cash distributions to our shareholders. However, distribution levels depend on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could restrict future distributions. Our ability to sustain our current distribution level will also be dependent, in part, on other matters, including, but not limited to:

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

        We may issue additional common or preferred shares that dilute our shareholders' interests.    We may issue additional common shares and preferred shares without shareholder approval. Similarly, we may cause the Operating Partnership to issue its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or our shareholders. Our existing shareholders' interests could be diluted if such additional issuances were to occur.

        We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares.    Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2009, we had $2.1 billion of consolidated indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

        Our ability to pay dividends may be limited, and we cannot provide assurance that we will be able to pay dividends regularly.    Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends will depend almost entirely on payments and dividends received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Additionally, the terms of some of the debt to which our Operating Partnership is a party limit its ability to make some types of payments and other dividends to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods. Furthermore, any new shares of beneficial interest issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares that may in the future be issued for financing acquisitions, share-based compensation arrangements or otherwise would have a similar effect.

        Our ability to pay dividends on preferred shares is further limited by the requirements of Maryland law.    As a Maryland REIT, we may not under applicable Maryland law make a distribution if either of the following conditions exist after giving effect to the distribution: (1) the REIT would not be able to pay its debts as the debts become due in the usual course of business; or (2) the REIT's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Therefore, we may not make a distribution on any series of preferred shares if either of the above described conditions exists after giving effect to the distribution.

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

        We may suffer economic harm as a result of the actions of our joint venture partners.    We invest in certain entities in which we are not the exclusive investor or principal decision maker. As of December 31, 2009, we owned 20 operational properties and one property under redevelopment, and control land for future development, through joint ventures. We also may continue to pursue new investments in real estate through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in joint ventures may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments would have full control over the joint venture. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We may be subject to possible environmental liabilities.    We are subject to various Federal, state and local environmental laws, including air and water quality, hazardous or toxic substances and health and safety. These laws can impose liability on current and prior property owners or operators for the costs of removal or remediation of hazardous substances released on a property, even if the property owner was not responsible for, or even aware of, the release of the hazardous substances. Costs resulting from environmental liability could be substantial. The presence of hazardous substances on our properties may also adversely affect occupancy and our ability to sell or borrow against those properties. In addition to the costs of government claims under environmental laws, private plaintiffs may bring claims for personal injury or other reasons. Additionally, various laws impose liability for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances at such a facility is potentially liable under such laws. These laws often impose liability on an entity even if the facility was not owned or operated by the entity.

        Although most of our properties have been subject to varying degrees of environmental assessment, many of these assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the property. Identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us that could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

        Terrorist attacks, such as those of September 11, 2001, may adversely affect the value of our properties financial position, and cash flows.    We have significant investments in properties located in large metropolitan areas and near military installations. Future terrorist attacks could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the occurrence of terrorist attacks could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be subject to other possible liabilities that would adversely affect our financial position and cash flows.    Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, state or local laws relating to zoning, construction, fire and life safety requirements and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism. The occurrence of any of these events could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism.    Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2010. These policies include coverage for acts of terrorism. Future changes in the insurance industry's risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

        Our business could be adversely affected by a negative audit by the United States Government.    Agencies of the United States, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The United States Government also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the United States Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

        Our ownership limits are important factors.    Our Declaration of Trust limits ownership of our common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. Our Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares. We call these restrictions the "Ownership Limit." Our Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. The Ownership Limit and the restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

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

        Our failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our shareholders.    We believe that since 1992 we have qualified for taxation as a REIT for Federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are specified in the REIT tax laws. We are also required to distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold most of our assets through our Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.

        If we fail to qualify as a REIT, we would be subject to Federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our shareholders. In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would likely have a significant adverse effect on the value of our securities.

        We could face possible adverse changes in tax laws, which may result in an increase in our tax liability.    From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends.

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

  •
  prevailing interest rates;

  •
  our financial performance;

  •
  our underlying asset value;

  •
  market perception of our financial condition, performance, dividends and growth potential; and

  •
  adverse changes in tax laws.

        We may experience significant losses and harm to our financial condition if financial institutions holding our cash and cash equivalents file for bankruptcy protection.    We believe that we maintain our cash and cash equivalents with high quality financial institutions. We have not experienced any losses to date on our deposited cash. However, we may incur significant losses and harm to our financial condition in the future if any of these financial institutions files for bankruptcy protection.

        Certain of our Trustees have potential conflicts of interest.    Certain members of our Board of Trustees own partnership units in our Operating Partnership. These individuals may have personal interests that conflict with the interests of our shareholders. For example, if our Operating Partnership sells or refinances certain of the properties that these Trustees contributed to the Operating Partnership, the Trustees could suffer adverse tax consequences. Their personal interests could conflict with our interests if such a sale or refinancing would be advantageous to us. We have certain policies in place that are designed to minimize conflicts of interest. We cannot, however, provide assurance that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our shareholders.

        We are dependent on our key personnel, and the loss of any key personnel could have an adverse effect on our operations.    We are dependent on our executive officers. The loss of any of their services could have an adverse effect on our operations. Although certain of our officers have entered into employment agreements with us, we cannot assure you that they will remain employed with us.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The following table provides certain information about our wholly owned office properties as of December 31, 2009:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
B/W Corridor:
2730 Hercules Road	BWI Airport	1990	240,336	100.0%	$7,725,913	$32.15
Annapolis Junction, MD
300 Sentinel Drive	BWI Airport	2009	45,422	100.0%	1,385,371	30.50
Annapolis Junction, MD
304 Sentinel Drive	BWI Airport	2005	162,647	100.0%	4,767,015	29.31
Annapolis Junction, MD
306 Sentinel Drive	BWI Airport	2006	155,883	100.0%	4,678,071	30.01
Annapolis Junction, MD
2720 Technology Drive	BWI Airport	2004	156,730	100.0%	5,093,751	32.50
Annapolis Junction, MD
2711 Technology Drive	BWI Airport	2002	152,196	100.0%	4,582,120	30.11
Annapolis Junction, MD
320 Sentinel Way	BWI Airport	2007	125,681	100.0%	4,469,570	35.56
Annapolis Junction, MD
318 Sentinel Way	BWI Airport	2005	125,681	100.0%	5,635,731	44.84
Annapolis Junction, MD
322 Sentinel Way	BWI Airport	2006	125,568	100.0%	4,311,377	34.33
Annapolis Junction, MD
140 National Business Parkway	BWI Airport	2003	119,904	100.0%	5,804,741	48.41
Annapolis Junction, MD
132 National Business Parkway	BWI Airport	2000	118,598	100.0%	3,688,454	31.10
Annapolis Junction, MD
2721 Technology Drive	BWI Airport	2000	118,093	100.0%	3,689,934	31.25
Annapolis Junction, MD
2701 Technology Drive	BWI Airport	2001	117,450	100.0%	3,628,431	30.89
Annapolis Junction, MD
1550 West Nursery Road	BWI Airport	2009	162,101	100.0%	3,278,953	20.23
Linthicum, MD
1306 Concourse Drive	BWI Airport	1990	116,190	79.5%	2,183,798	23.63
Linthicum, MD
870 Elkridge Landing Road	BWI Airport	1981	5,627	100.0%	202,038	35.91
Linthicum, MD
880 Elkridge Landing Road	BWI Airport	1981	99,524	100.0%	2,248,501	22.59
Linthicum, MD
2691 Technology Drive	BWI Airport	2005	103,683	100.0%	3,261,096	31.45
Annapolis Junction, MD
1304 Concourse Drive	BWI Airport	2002	101,792	82.8%	2,335,606	27.71
Linthicum, MD
900 Elkridge Landing Road	BWI Airport	1982	100,824	100.0%	2,672,252	26.50
Linthicum, MD
1199 Winterson Road	BWI Airport	1988	96,636	100.0%	2,602,169	26.93
Linthicum, MD
920 Elkridge Landing Road	BWI Airport	1982	96,566	100.0%	1,872,487	19.39
Linthicum, MD
134 National Business Parkway	BWI Airport	1999	93,482	100.0%	2,642,695	28.27
Annapolis Junction, MD
135 National Business Parkway	BWI Airport	1998	87,422	100.0%	2,875,863	32.90
Annapolis Junction, MD
133 National Business Parkway	BWI Airport	1997	87,401	100.0%	2,699,287	30.88
Annapolis Junction, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
141 National Business Parkway	BWI Airport	1990	87,206	100.0%	2,768,867	31.75
Annapolis Junction, MD
1302 Concourse Drive	BWI Airport	1996	84,053	79.2%	1,739,739	26.12
Linthicum, MD
7467 Ridge Road	BWI Airport	1990	74,136	77.6%	1,320,994	22.96
Hanover, MD
7240 Parkway Drive	BWI Airport	1985	74,153	97.6%	1,570,548	21.70
Hanover, MD
881 Elkridge Landing Road	BWI Airport	1986	73,572	100.0%	1,750,880	23.80
Linthicum, MD
1099 Winterson Road	BWI Airport	1988	70,583	29.3%	509,762	24.67
Linthicum, MD
1190 Winterson Road	BWI Airport	1987	68,899	93.5%	1,880,134	29.19
Linthicum, MD
131 National Business Parkway	BWI Airport	1990	69,336	100.0%	2,083,063	30.04
Annapolis Junction, MD
849 International Drive	BWI Airport	1988	68,768	87.8%	1,636,024	27.10
Linthicum, MD
911 Elkridge Landing Road	BWI Airport	1985	68,296	100.0%	1,573,540	23.04
Linthicum, MD
1201 Winterson Road	BWI Airport	1985	67,903	100.0%	1,398,271	20.59
Linthicum, MD
999 Corporate Boulevard	BWI Airport	2000	66,889	91.7%	1,882,720	30.69
Linthicum, MD
7272 Park Circle Drive	BWI Airport	1991/1996	59,888	74.3%	1,012,397	22.76
Hanover, MD
7318 Parkway Drive	BWI Airport	1984	59,204	100.0%	1,176,733	19.88
Hanover, MD
891 Elkridge Landing Road	BWI Airport	1984	57,955	91.0%	1,408,078	26.69
Linthicum, MD
7320 Parkway Drive	BWI Airport	1983	56,964	0.0%	—	—
Hanover, MD
901 Elkridge Landing Road	BWI Airport	1984	58,035	87.4%	1,259,498	24.84
Linthicum, MD
930 International Drive	BWI Airport	1986	57,272	40.6%	548,775	23.57
Linthicum, MD
800 International Drive	BWI Airport	1988	57,379	100.0%	1,192,485	20.78
Linthicum, MD
900 International Drive	BWI Airport	1986	57,140	100.0%	924,514	16.18
Linthicum, MD
921 Elkridge Landing Road	BWI Airport	1983	54,175	100.0%	1,159,577	21.40
Linthicum, MD
939 Elkridge Landing Road	BWI Airport	1983	54,211	86.9%	900,373	19.12
Linthicum, MD
938 Elkridge Landing Road	BWI Airport	1984	52,988	100.0%	1,220,706	23.04
Linthicum, MD
302 Sentinel Drive	BWI Airport	2007	155,669	78.9%	4,002,125	32.58
Annapolis Junction, MD
1340 Ashton Road	BWI Airport	1989	46,400	100.0%	910,096	19.61
Hanover, MD
1334 Ashton Road	BWI Airport	1989	37,317	76.0%	673,541	23.73
Hanover, MD
1331 Ashton Road	BWI Airport	1989	28,998	100.0%	547,631	18.89
Hanover, MD
5520 Research Park Drive	BWI Airport	2009	105,363	29.4%	779,722	25.15
Catonsville, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
5522 Research Park Drive	BWI Airport	2007	23,500	100.0%	880,774	37.48
Catonsville, MD
1350 Dorsey Road	BWI Airport	1989	19,718	47.4%	208,591	22.33
Hanover, MD
1344 Ashton Road	BWI Airport	1989	16,964	100.0%	507,522	29.92
Hanover, MD
1341 Ashton Road	BWI Airport	1989	15,947	100.0%	340,531	21.35
Hanover, MD
1343 Ashton Road	BWI Airport	1989	9,962	0.0%	—	—
Hanover, MD
1362 Mellon Road	BWI Airport	2006	43,283	0.0%	—	—
Hanover, MD
114 National Business Parkway	BWI Airport	2002	9,908	100.0%	234,860	23.70
Annapolis Junction, MD
314 Sentinel Way	BWI Airport	2008	4,462	100.0%	189,404	42.45
Annapolis Junction, MD
1348 Ashton Road	BWI Airport	1988	3,108	100.0%	77,430	24.91
Hanover, MD
7125 Columbia Gateway Drive	Howard County	1973/1999	611,379	89.6%	8,325,783	15.20
Columbia, MD	Perimeter
Old Annapolis Road	Howard County	1974/1985	171,436	100.0%	6,560,854	38.27
Columbia, MD	Perimeter
7200 Riverwood Drive	Howard County	1986	160,000	100.0%	4,319,200	27.00
Columbia, MD	Perimeter
7000 Columbia Gateway Drive	Howard County	1999	145,806	100.0%	1,643,053	11.27
Columbia, MD	Perimeter
6721 Columbia Gateway Drive	Howard County	2009	131,451	100.0%	3,680,628	28.00
Columbia, MD	Perimeter
6731 Columbia Gateway Drive	Howard County	2002	123,847	85.5%	3,017,115	28.50
Columbia, MD	Perimeter
6711 Columbia Gateway Drive	Howard County	2006-2007	123,599	91.7%	3,249,420	28.68
Columbia, MD	Perimeter
6940 Columbia Gateway Drive	Howard County	1999	108,822	100.0%	2,688,772	24.71
Columbia, MD	Perimeter
6950 Columbia Gateway Drive	Howard County	1998	112,861	100.0%	2,557,127	22.66
Columbia, MD	Perimeter
8621 Robert Fulton Drive	Howard County	2005-2006	86,033	100.0%	1,840,876	21.40
Columbia, MD	Perimeter
7067 Columbia Gateway Drive	Howard County	2001	86,027	84.4%	1,689,419	23.26
Columbia, MD	Perimeter
6750 Alexander Bell Drive	Howard County	2001	76,134	98.3%	1,972,744	26.36
Columbia, MD	Perimeter
6700 Alexander Bell Drive	Howard County	1988	75,555	93.8%	1,831,175	25.83
Columbia, MD	Perimeter
6740 Alexander Bell Drive	Howard County	1992	63,480	100.0%	1,788,771	28.18
Columbia, MD	Perimeter
7160 Riverwood Drive	Howard County	2000	61,984	100.0%	1,776,941	28.67
Columbia, MD	Perimeter
7015 Albert Einstein Drive	Howard County	1999	61,203	100.0%	1,142,415	18.67
Columbia, MD	Perimeter
8671 Robert Fulton Drive	Howard County	2002	56,350	100.0%	1,143,029	20.28
Columbia, MD	Perimeter
6716 Alexander Bell Drive	Howard County	1990	52,131	93.6%	1,188,477	24.36
Columbia, MD	Perimeter
8661 Robert Fulton Drive	Howard County	2002	49,307	100.0%	918,532	18.63
Columbia, MD	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
9020 Mendenhall Court	Howard County	1982/2005	49,217	88.6%	634,202	14.55
Columbia, MD	Perimeter
7130 Columbia Gateway Drive	Howard County	1989	46,460	40.9%	372,682	19.64
Columbia, MD	Perimeter
7142 Columbia Gateway Drive	Howard County	1994	47,668	100.0%	741,042	15.55
Columbia, MD	Perimeter
9140 Guilford Road	Howard County	1983	41,180	56.1%	435,781	18.85
Columbia, MD	Perimeter
7150 Riverwood Drive	Howard County	2000	39,496	100.0%	792,394	20.06
Columbia, MD	Perimeter
9720 Patuxent Woods Drive	Howard County	1986/2001	40,004	12.4%	49,588	10.01
Columbia, MD	Perimeter
6708 Alexander Bell Drive	Howard County	1988	39,203	100.0%	910,138	23.22
Columbia, MD	Perimeter
7065 Columbia Gateway Drive	Howard County	2000	38,560	100.0%	771,683	20.01
Columbia, MD	Perimeter
9740 Patuxent Woods Drive	Howard County	1986/2001	38,292	100.0%	472,141	12.33
Columbia, MD	Perimeter
7138 Columbia Gateway Drive	Howard County	1990	38,225	100.0%	865,965	22.65
Columbia, MD	Perimeter
9160 Guilford Road	Howard County	1984	37,034	100.0%	935,214	25.25
Columbia, MD	Perimeter
7063 Columbia Gateway Drive	Howard County	2000	36,472	100.0%	1,010,296	27.70
Columbia, MD	Perimeter
6760 Alexander Bell Drive	Howard County	1991	36,440	93.0%	879,864	25.95
Columbia, MD	Perimeter
7150 Columbia Gateway Drive	Howard County	1991	35,812	100.0%	656,309	18.33
Columbia, MD	Perimeter
9700 Patuxent Woods Drive	Howard County	1986/2001	31,220	93.0%	698,750	24.05
Columbia, MD	Perimeter
9730 Patuxent Woods Drive	Howard County	1986/2001	30,485	100.0%	532,319	17.46
Columbia, MD	Perimeter
7061 Columbia Gateway Drive	Howard County	2000	29,910	100.0%	691,008	23.10
Columbia, MD	Perimeter
7170 Riverwood Drive	Howard County	2000	29,162	100.0%	562,018	19.27
Columbia, MD	Perimeter
6724 Alexander Bell Drive	Howard County	2001	28,420	100.0%	762,345	26.82
Columbia, MD	Perimeter
7134 Columbia Gateway Drive	Howard County	1990	21,991	100.0%	455,858	20.73
Columbia, MD	Perimeter
9150 Guilford Drive	Howard County	1984	18,592	100.0%	393,266	21.15
Columbia, MD	Perimeter
10280 Old Columbia Road	Howard County	1988/2001	16,195	100.0%	289,547	17.88
Columbia, MD	Perimeter
10270 Old Columbia Road	Howard County	1988/2001	15,910	100.0%	258,453	16.24
Columbia, MD	Perimeter
9710 Patuxent Woods Drive	Howard County	1986/2001	15,229	28.2%	91,541	21.33
Columbia, MD	Perimeter
9130 Guilford Drive	Howard County	1984	13,700	0.0%	—	—
Columbia, MD	Perimeter
10290 Old Columbia Road	Howard County	1988/2001	10,263	43.3%	100,787	22.68
Columbia, MD	Perimeter
6741 Columbia Gateway Drive	Howard County	2008	4,592	0.0%	—	—
Columbia, MD	Perimeter
2500 Riva Road	Annapolis	2000	155,000	100.0%	2,174,228	14.03

Annapolis, MD
Subtotal/Average			8,277,178	91.6%	$196,476,879	$25.90

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	471,440	100.0%	$12,264,956	$26.02
Chantilly, VA
15010 Conference Center Drive	Dulles South	2006	223,610	100.0%	7,118,976	31.84
Chantilly, VA
15059 Conference Center Drive	Dulles South	2000	145,224	100.0%	4,882,414	33.62
Chantilly, VA
15049 Conference Center Drive	Dulles South	1997	145,706	99.8%	4,623,631	31.81
Chantilly, VA
14900 Conference Center Drive	Dulles South	1999	127,329	99.4%	3,672,192	29.01
Chantilly, VA
14280 Park Meadow Drive	Dulles South	1999	114,126	88.3%	2,899,614	28.77
Chantilly, VA
4851 Stonecroft Boulevard	Dulles South	2004	88,094	100.0%	2,650,104	30.08
Chantilly, VA
14850 Conference Center Drive	Dulles South	2000	69,711	50.6%	1,184,598	33.56
Chantilly, VA
14840 Conference Center Drive	Dulles South	2000	69,710	100.0%	2,157,033	30.94
Chantilly, VA
13200 Woodland Park Drive	Herndon	2002	404,665	100.0%	12,307,717	30.41
Herndon, VA
2900 Towerview Road	Herndon	1982	139,877	100.0%	2,290,846	16.38
Herndon, VA
13454 Sunrise Valley Road	Herndon	1998	112,633	72.4%	2,057,901	25.22
Herndon, VA
13450 Sunrise Valley Road	Herndon	1998	53,776	98.5%	1,388,101	26.20
Herndon, VA
1751 Pinnacle Drive	Tysons Corner	1989/1995	260,469	96.9%	8,967,936	35.54
McLean, VA
1753 Pinnacle Drive	Tysons Corner	1976/2004	186,707	100.0%	7,008,307	37.54

McLean, VA
Subtotal/Average			2,613,077	96.6%	$75,474,326	$29.90

Suburban Maryland
11800 Tech Road	North Silver Spring	1969/1989	228,179	98.6%	$4,079,153	$18.12
Silver Spring, MD
400 Professional Drive	Gaithersburg	2000	129,355	71.0%	2,796,539	30.46
Gaithersburg, MD
110 Thomas Johnson Drive	Frederick	1987/1999	122,491	87.1%	2,812,361	26.37
Frederick, MD
45 West Gude Drive	Rockville	1987	108,588	100.0%	2,210,784	20.36
Rockville, MD
15 West Gude Drive	Rockville	1986	106,694	100.0%	2,621,230	24.57

Rockville, MD
Subtotal/Average			695,307	91.9%	$14,520,067	$22.73

St. Mary's & King George Counties:
22309 Exploration Drive	St. Mary's County	1984/1997	98,860	100.0%	$1,462,393	$14.79
Lexington Park, MD
46579 Expedition Drive	St. Mary's County	2002	61,156	100.0%	1,363,610	22.30
Lexington Park, MD
22289 Exploration Drive	St. Mary's County	2000	58,676	100.0%	1,267,080	21.59
Lexington Park, MD
46591 Expedition Drive	St. Mary's County	2005-2006	59,483	100.0%	1,256,313	21.12
Lexington Park, MD
44425 Pecan Court	St. Mary's County	1997	58,981	91.1%	1,081,440	20.13
California, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
22299 Exploration Drive	St. Mary's County	1998	58,363	93.8%	1,334,393	24.36
Lexington Park, MD
44408 Pecan Court	St. Mary's County	1986	50,532	100.0%	621,234	12.29
California, MD
23535 Cottonwood Parkway	St. Mary's County	1984	46,656	100.0%	559,465	11.99
California, MD
22300 Exploration Drive	St. Mary's County	1997	44,830	100.0%	726,078	16.20
Lexington Park, MD
44417 Pecan Court	St. Mary's County	1989	29,053	100.0%	295,894	10.18
California, MD
44414 Pecan Court	St. Mary's County	1986	25,444	100.0%	258,390	10.16
California, MD
44420 Pecan Court	St. Mary's County	1989	25,200	100.0%	197,378	7.83
California, MD
16480 Commerce Drive	King George	2000	70,728	100.0%	1,271,063	17.97
Dahlgren, VA	County
16541 Commerce Drive	King George	1996	36,053	100.0%	704,971	19.55
King George, VA	County
16539 Commerce Drive	King George	1990	32,076	70.9%	326,292	14.34
King George, VA	County
16442 Commerce Drive	King George	2002	25,518	100.0%	520,207	20.39
Dahlgren, VA	County
16501 Commerce Drive	King George	2002	22,833	100.0%	473,436	20.73
Dahlgren, VA	County
16543 Commerce Drive	King George	2002	17,370	100.0%	419,115	24.13

Dahlgren, VA	County
Subtotal/Average			821,812	97.8%	$14,138,752	$17.59

Greater Baltimore:
11311 McCormick Road	Hunt Valley/Rte 83	1984/1994	216,127	88.8%	$4,347,885	$22.66
Hunt Valley, MD	Corridor
10150 York Road	Hunt Valley/Rte 83	1985	178,286	100.0%	3,465,488	19.44
Hunt Valley, MD	Corridor
9690 Deereco Road	Hunt Valley/Rte 83	1988	134,268	96.2%	3,484,027	26.97
Timonium, MD	Corridor
200 International Circle	Hunt Valley/Rte 83	1987	127,196	95.9%	2,660,966	21.81
Hunt Valley, MD	Corridor
375 W. Padonia Road	Hunt Valley/Rte 83	1986	110,378	99.6%	1,904,204	17.32
Timonium, MD	Corridor
226 Schilling Circle	Hunt Valley/Rte 83	1980	98,640	100.0%	2,404,889	24.38
Hunt Valley, MD	Corridor
201 International Circle	Hunt Valley/Rte 83	1982	78,461	84.1%	1,569,454	23.78
Hunt Valley, MD	Corridor
11011 McCormick Road	Hunt Valley/Rte 83	1974	57,550	24.7%	262,996	18.50
Hunt Valley, MD	Corridor
216 Schilling Circle	Hunt Valley/Rte 83	1988/2001	36,273	77.1%	606,207	21.66
Hunt Valley, MD	Corridor
222 Schilling Circle	Hunt Valley/Rte 83	1978/1997	28,747	73.7%	435,487	20.55
Hunt Valley, MD	Corridor
224 Schilling Circle	Hunt Valley/Rte 83	1978/1997	27,574	64.3%	342,504	19.32
Hunt Valley, MD	Corridor
11101 McCormick Road	Hunt Valley/Rte 83	1976	23,844	89.8%	409,433	19.12
Hunt Valley, MD	Corridor
7210 Ambassador Road	Baltimore County	1972	83,435	100.0%	938,586	11.25
Woodlawn, MD	Westside
7152 Windsor Boulevard	Baltimore County	1986	57,855	100.0%	968,980	16.75
Woodlawn, MD	Westside

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
21 Governor's Court	Baltimore County	1981/1995	56,383	59.2%	615,805	18.46
Woodlawn, MD	Westside
7125 Ambassador Road	Baltimore County	1985	50,604	84.9%	868,270	20.20
Woodlawn, MD	Westside
7104 Ambassador Road	Baltimore County	1988	30,081	100.0%	550,697	18.31
Woodlawn, MD	Westside
17 Governor's Court	Baltimore County	1981	14,454	100.0%	278,227	19.25
Woodlawn, MD	Westside
15 Governor's Court	Baltimore County	1981	14,568	100.0%	240,213	16.49
Woodlawn, MD	Westside
7127 Ambassador Road	Baltimore County	1985	11,630	62.2%	105,096	14.53
Woodlawn, MD	Westside
7129 Ambassador Road	Baltimore County	1985	11,075	100.0%	191,417	17.28
Woodlawn, MD	Westside
7108 Ambassador Road	Baltimore County	1988	8,811	86.7%	137,523	18.00
Woodlawn, MD	Westside
7102 Ambassador Road	Baltimore County	1988	8,879	49.6%	77,035	17.50
Woodlawn, MD	Westside
7106 Ambassador Road	Baltimore County	1988	8,899	47.2%	66,528	15.86
Woodlawn, MD	Westside
7131 Ambassador Road	Baltimore County	1985	7,734	45.0%	30,004	8.62
Woodlawn, MD	Westside
502 Washington Avenue	Towson	1984	91,004	83.9%	3,941,071	51.62
Towson, MD
102 West Pennsylvania Avenue	Towson	1968/2001	48,808	89.0%	952,751	21.93
Towson, MD
100 West Pennsylvania Avenue	Towson	1952/1989	18,715	66.9%	230,760	18.44
Towson, MD
109-111 Allegheny Avenue	Towson	1971	18,431	45.7%	147,126	17.45
Towson, MD
1501 South Clinton Street	Baltimore	2006	474,237	87.61%	13,502,085	32.50
Baltimore, MD
10001 Franklin Square Drive	White Marsh	1997	218,215	24.6%	456,808	8.51
White Marsh, MD
8140 Corporate Drive	White Marsh	2003	76,149	92.6%	1,941,111	27.52
White Marsh, MD
8110 Corporate Drive	White Marsh	2001	75,687	100.0%	1,666,055	22.01
White Marsh, MD
8031 Corporate Drive	White Marsh	1988/2004	66,000	100.0%	1,219,428	18.48
White Marsh, MD
7941-7949 Corporate Drive	White Marsh	1996	58,287	0.0%	—	—
White Marsh, MD
9910 Franklin Square Drive	White Marsh	2005	56,271	100.0%	1,266,300	22.50
White Marsh, MD
8020 Corporate Drive	White Marsh	1997	50,089	0.0%	—	—
White Marsh, MD
8094 Sandpiper Circle	White Marsh	1998	49,478	88.7%	834,615	19.01
White Marsh, MD
4979 Mercantile Road	White Marsh	1985	51,198	100.0%	733,998	14.34
White Marsh, MD
4940 Campbell Boulevard	White Marsh	1990	50,393	85.5%	1,010,065	23.45
White Marsh, MD
8098 Sandpiper Circle	White Marsh	1998	47,680	100.0%	832,871	17.47
White Marsh, MD
4969 Mercantile Road	White Marsh	1983	47,132	100.0%	848,406	18.00
White Marsh, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
8114 Sandpiper Circle	White Marsh	1986	45,806	77.3%	923,213	26.07
White Marsh, MD
5020 Campbell Boulevard	White Marsh	1986-1988	43,791	76.3%	481,386	14.40
White Marsh, MD
9920 Franklin Square Drive	White Marsh	2006	42,767	85.4%	859,038	23.51
White Marsh, MD
8007 Corporate Drive	White Marsh	1995	41,810	84.8%	644,152	18.16
White Marsh, MD
9930 Franklin Square Drive	White Marsh	2001	39,750	100.0%	885,499	22.28
White Marsh, MD
8010 Corporate Drive	White Marsh	1998	38,487	18.9%	150,027	20.65
White Marsh, MD
8615 Ridgely's Choice Drive	White Marsh	2005	37,764	62.5%	513,216	21.74
White Marsh, MD
5325 Nottingham Ridge Road	White Marsh	2002	35,678	76.3%	608,140	22.33
White Marsh, MD
8013 Corporate Drive	White Marsh	1990	30,003	27.6%	135,034	16.30
White Marsh, MD
9900 Franklin Square Drive	White Marsh	1999	33,801	100.0%	600,516	17.77
White Marsh, MD
5024 Campbell Boulevard	White Marsh	1986-1988	33,710	100.0%	537,650	15.95
White Marsh, MD
9940 Franklin Square Drive	White Marsh	2000	32,242	81.9%	548,109	20.76
White Marsh, MD
5026 Campbell Boulevard	White Marsh	1986-1988	30,163	0.0%	—	—
White Marsh, MD
7939 Honeygo Boulevard	White Marsh	1984	28,206	83.9%	554,312	23.43
White Marsh, MD
8133 Perry Hall Boulevard	White Marsh	1988	27,995	90.1%	513,343	20.36
White Marsh, MD
5022 Campbell Boulevard	White Marsh	1986-1988	26,747	74.7%	340,690	17.05
White Marsh, MD
8019 Corporate Drive	White Marsh	1990	33,274	76.5%	496,333	19.49
White Marsh, MD
8029 Corporate Drive	White Marsh	1988/2004	25,000	100.0%	464,903	18.60
White Marsh, MD
7923 Honeygo Boulevard	White Marsh	1985	23,482	86.2%	424,381	20.98
White Marsh, MD
8003 Corporate Drive	White Marsh	1999	17,599	100.0%	385,976	21.93
White Marsh, MD
8015 Corporate Drive	White Marsh	1990	15,669	100.0%	328,663	20.98
White Marsh, MD
8023 Corporate Drive	White Marsh	1990	9,486	100.0%	178,449	18.81

White Marsh, MD
Subtotal/Average			3,672,756	80.3%	$67,118,401	$22.77

Colorado Springs:
3535 Northrop Grumman Point	Colorado Springs	2008	124,305	100.0%	$2,236,953	$18.00
Colorado Springs, CO	East
655 Space Center Drive	Colorado Springs	2008	103,970	100.0%	1,904,884	18.32
Colorado Springs, CO	East
985 Space Center Drive	Colorado Springs	1989	104,028	88.5%	2,149,653	23.36
Colorado Springs, CO	East
565 Space Center Drive	Colorado Springs	2009	1,949	100.0%	35,751	18.34
Colorado Springs, CO	East
1670 North Newport Road	Colorado Springs	1986-1987	67,500	54.7%	802,933	21.75
Colorado Springs, CO	East

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
1055 North Newport Road	Colorado Springs	2007-2008	59,763	100.0%	1,214,386	20.32
Colorado Springs, CO	East
745 Space Center Drive	Colorado Springs	2006	51,500	100.0%	1,375,260	26.70
Colorado Springs, CO	East
1915 Aerotech Drive	Colorado Springs	1985	37,946	32.3%	188,700	15.41
Colorado Springs, CO	East
1925 Aerotech Drive	Colorado Springs	1985	37,946	60.1%	522,267	22.89
Colorado Springs, CO	East
980 Technology Court	Colorado Springs	1995	33,190	100.0%	620,019	18.68
Colorado Springs, CO	East
525 Babcock Road	Colorado Springs	1967	14,000	100.0%	176,182	12.58
Colorado Springs, CO	East
9945 Federal Drive	I-25 North Corridor	2009	74,005	0.0%	—	—
Colorado Springs, CO
9950 Federal Drive	I-25 North Corridor	2001	66,222	83.6%	865,582	15.64
Colorado Springs, CO
9960 Federal Drive	I-25 North Corridor	2001	46,948	78.3%	850,082	23.11
Colorado Springs, CO
10807 New Allegiance Drive	I-25 North Corridor	2009	46,765	100.0%	3,197,275	68.37
Colorado Springs, CO
12515 Academy Ridge View	I-25 North Corridor	2006	61,372	100.0%	1,404,656	22.89
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	1983/2007	74,749	100.0%	1,217,594	16.29
Colorado Springs, CO
9925 Federal Drive	I-25 North Corridor	2008	53,745	90.8%	575,213	11.79
Colorado Springs, CO
5775 Mark Dabling Boulevard	Colorado Springs	1984	109,678	100.0%	1,941,231	17.70
Colorado Springs, CO	Northwest
5725 Mark Dabling Boulevard	Colorado Springs	1984	108,976	100.0%	2,206,482	20.25
Colorado Springs, CO	Northwest
5755 Mark Dabling Boulevard	Colorado Springs	1989	105,997	88.1%	1,968,174	21.07

Colorado Springs, CO	Northwest
Subtotal/Average			1,384,554	85.8%	$25,453,277	$21.41

San Antonio, Texas:
7700 Potranco Road	San Antonio	1982/1985	508,412	100.0%	$12,327,935	$24.25
San Antonio, TX
7700-1 Potranco Road	San Antonio	2007	8,674	100.0%	286,233	33.00
San Antonio, TX
7700-5 Potranco Road	San Antonio	2009	25,056	100.0%	197,942	7.90
San Antonio, TX
1560 A Cable Ranch Road	San Antonio	1985/2007	45,935	100.0%	776,725	16.91
San Antonio, TX
1560 B Cable Ranch Road	San Antonio	1985/2006	77,040	100.0%	1,707,145	22.16

San Antonio, TX
Subtotal/Average			665,117	100.0%	$15,295,980	$23.00

Blue Bell/Philadelphia:
753 Jolly Road	Blue Bell	1960/92-94	125,637	100.0%	$2,138,423	$17.02
Blue Bell, PA
785 Jolly Road	Blue Bell	1970/1996	219,065	100.0%	2,615,636	11.94
Blue Bell, PA
751 Jolly Road	Blue Bell	1966/1991	114,000	99.1%	1,940,354	17.18

Blue Bell, PA
Subtotal/Average			458,702	100.0%	$6,694,413	$14.59

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Central New Jersey:
431 Ridge Road	Exit 8A—Cranbury	1958/1998	171,200	100.0%	$2,028,524	$11.85
Dayton, NJ
437 Ridge Road	Exit 8A—Cranbury	1962/1996	30,000	100.0%	321,024	10.70

Dayton, NJ
Subtotal/Average			201,200	100.0%	$2,349,548	$11.68

Other:
11751 Meadowville Lane	Richmond	2007	193,000	100.0%	$5,494,348	$28.47
Chester, VA	Southwest
201 Technology Park Drive	Southwest Virginia	2007	102,842	100.0%	3,368,232	32.75
Lebanon, VA
14303 Lake Royer Drive	Fort Ritchie	1990/2007	9,829	86.5%	145,772	17.14
Cascade, MD
14310 Castle Drive	Fort Ritchie	1993/2008	3,014	100.0%	45,210	15.00
Cascade, MD
14316 Lake Royer Drive	Fort Ritchie	1953	864	0.0%	—	—
Cascade, MD
24949 Lake Wastler Drive	Fort Ritchie	2009	1,521	100.0%	22,815	15.00

Cascade, MD
Subtotal/Average			311,070	99.3%	$9,076,377	$29.38

Total/Average			19,100,773	90.7%	$426,598,020	$24.63

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect at December 31, 2009.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2009 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is the property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2009.

        The following table provides certain information about our wholly owned properties that were under construction, development or redevelopment as of December 31, 2009:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased at February 5, 2010
Under Construction
Baltimore/Washington Corridor:
300 Sentinel Way (300 NBP)	BWI Airport	192,754	57%
Annapolis Junction, MD
308 Sentinel Drive (308 NBP)	BWI Airport	150,843	0%
Annapolis Junction, MD
324 Sentinel Drive (324 NBP)	BWI Airport	125,129	100%

Annapolis Junction, MD
Subtotal/Average		468,726

Colorado Springs:
10807 New Allegiance Drive (Epic One)	I-25 North Corridor	145,723	41%
Colorado Springs, CO
565 Space Center Drive (Patriot Park 7)	Colorado Springs East	89,773	2%

Colorado Springs, CO
Subtotal/Average		235,496

Greater Baltimore:
209 Research Boulevard	Harford County	78,220	69%
Aberdeen, Maryland
210 Research Boulevard	Harford County	78,856	0%

Aberdeen, Maryland
Subtotal/Average		157,076

San Antonio:
8000 Potranco Road	San Antonio	125,005	100%
San Antonio, TX	Northwest
8030 Potranco Road	San Antonio	125,005	100%

San Antonio, TX	Northwest
Subtotal/Average		250,010

Total Under Construction		1,111,308	54%

Under Development
Baltimore/Washington Corridor:
316 Sentinel Drive (316 NBP)	BWI Airport	125,044	N/A
Annapolis Junction, MD
430 National Business Parkway	BWI Airport	110,000	N/A

Annapolis Junction, MD
Subtotal/Average		235,044

Greater Baltimore:
Northgate Business Park (Lot D)	Harford County	127,530	N/A
Aberdeen, MD
Northgate Business Park (Lot 1)	Harford County	127,530	N/A

Aberdeen, MD
Subtotal/Average		255,060

St. Mary's & King George Counties:
Expedition Drive	St. Mary's County	45,975	N/A

Lexington Park, MD

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased at February 5, 2010
San Antonio:
Sentry Gateway (Building 100)	San Antonio Northwest	94,550	N/A
San Antonio, TX
8100 Potranco Road	San Antonio Northwest	125,000	N/A

San Antonio, TX
Subtotal/Average		219,550

Total Under Development		755,629

Under Redevelopment
Blue Bell/Philadelphia:
760 Jolly Road	Blue Bell	208,854	75%

Blue Bell, PA

        The following table provides certain information about our wholly owned developable land holdings not under construction or development as of December 31, 2009:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
National Business Park (Phase II)	BWI Airport	16	250,000
Annapolis Junction, MD
National Business Park (Phase III)	BWI Airport	173	1,367,000
Annapolis Junction, MD
1243 Winterson Road (AS 22)	BWI Airport	2	30,000
Linthicum, MD
940 Elkridge Landing Road (AS 7)	BWI Airport	3	53,940
Linthicum, MD
West Nursery	BWI Airport	1	4,800
Linthicum, MD
1460 Dorsey Road	BWI Airport	6	60,000
Hanover, MD
Columbia Gateway Parcel T-11	Howard Co. Perimeter	14	220,000
Columbia, MD
7125 Columbia Gateway Drive	Howard Co. Perimeter	5	120,000

Columbia, MD
Subtotal		220	2,105,740

Northern Virginia:
Westfields Corporate Center	Dulles South	23	400,460
Chantilly, VA
Westfields—Park Center	Dulles South	33	674,170
Chantilly, VA
Woodland Park	Herndon	5	225,000

Herndon, VA
Subtotal		61	1,299,630

Suburban Maryland:
Thomas Johnson Drive	Frederick	6	170,000
Frederick, MD
Route 15 / Biggs Ford Road	Frederick	107	1,000,000
Frederick, MD
Rockville Corporate Center	Rockville	10	220,000

Rockville, MD
Subtotal		123	1,390,000

Land Location	Submarket	Acres	Estimated Developable Square Feet
Greater Baltimore:
Canton Crossing	Baltimore	10	773,000
Baltimore, MD
White Marsh	White Marsh	152	1,692,000
White Marsh, MD
37 Allegheny Avenue(1)	Towson	0	40,000
Towson, MD
Northgate Business Park	Harford County	34	439,000

Aberdeen, MD
Subtotal		196	2,944,000

St. Mary's & King George Counties:
Dahlgren Technology Center	King George County	39	122,000
Dahlgren, MD
Colorado Springs:
InterQuest	I-25 North Corridor	117	1,656,600
Colorado Springs, CO
Patriot Park	Colorado Springs East	71	756,250
Colorado Springs, CO
Aerotech Commerce	Colorado Springs East	6	90,000

Colorado Springs, CO
Subtotal		194	2,502,850

San Antonio:
Northwest Crossroads	San Antonio Northwest	31	375,000
San Antonio, TX
Military Drive	San Antonio Northwest	40	660,000

San Antonio, TX
Subtotal		71	1,035,000

Greater Philadelphia:
Arborcrest	Blue Bell	8	160,000

Blue Bell, PA
Northern/Central New Jersey:
Princeton Technology Center	Exit 8A—Cranbury	19	250,000

Cranbury, NJ
Other:
Fort Ritchie(2)	Fort Ritchie	591	1,700,000

Cascade, MD
Total Land		1,521	13,509,220

(1)
This property contains 0.3 of an acre.

(2)
The Fort Ritchie acquisition includes 284,000 square feet of existing office space targeted for future development (of which 10,248 square feet were leased as of December 31, 2009) and 110 existing usable residential units.

        The following table provides certain information about our joint venture office properties as of December 31, 2009:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
B/W Corridor:
7740 Milestone Parkway	BWI Airport	2007	143,939	6.0%	$267,400	$30.88

Hanover, MD
Subtotal/Average			143,939	6.0%	$267,400	$30.88

Suburban Maryland
4230 Forbes Boulevard	Lanham	2003	55,883	90.9%	$824,673	$16.23
Prince Georges, MD
5825 University Research Drive	College Park	2008	118,519	64.4%	1,968,712	25.79
College Park, MD
5850 University Research Drive	College Park	2009	123,464	100.0%	2,901,404	23.50

College Park, MD
Subtotal/Average			297,866	84.1%	$5,694,789	$22.72

Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	79,456	100.0%	$1,466,758	$18.46
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	70.6%	686,650	14.00
Harrisburg, PA
6340 Flank Drive	East Shore	1988	68,200	100.0%	809,126	11.86
Harrisburg, PA
2601 Market Place	East Shore	1989	65,411	92.1%	1,175,351	19.51
Harrisburg, PA
6400 Flank Drive	East Shore	1992	52,439	75.5%	535,059	13.51
Harrisburg, PA
6360 Flank Drive	East Shore	1988	46,589	73.1%	430,665	12.64
Harrisburg, PA
6385 Flank Drive	East Shore	1995	32,671	62.6%	289,863	14.16
Harrisburg, PA
6380 Flank Drive	East Shore	1991	32,668	80.6%	399,926	15.19
Harrisburg, PA
6405 Flank Drive	East Shore	1991	32,000	0.0%	—	—
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	398,226	18.12
Harrisburg, PA
75 Shannon Road	East Shore	1999	20,887	0.0%	—	—
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	71.3%	232,745	16.50
Harrisburg, PA
85 Shannon Road	East Shore	1999	12,863	100.0%	233,090	18.12
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	100.0%	920,243	16.27
Mechanicsburg, PA
5070 Ritter Road—Building A	West Shore	1989	31,710	75.7%	352,290	14.67
Mechanicsburg, PA
5070 Ritter Road—Building B	West Shore	1989	28,347	82.0%	322,747	13.89

Mechanicsburg, PA
Subtotal/Average			670,999	79.0%	$8,252,739	$15.57

Total/Average			1,112,804	70.9%	$14,214,928	$18.01

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect at December 31, 2009.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2009 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases.

(3)
Annualized rental revenue per occupied square foot is the property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2009.

        The following table provides certain information about an office property owned through a joint venture that was under redevelopment as of December 31, 2009:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased/ Committed
Baltimore/Washington Corridor:
7468 Candlewood Road	BWI Airport	356,000	N/A

Hanover, MD

        The following table provides certain information about our developable land holdings through joint ventures that were not under construction or development as of December 31, 2009:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
Arundel Preserve(1)	BWI Airport	56	1,651,870
Hanover, MD
M Square Research Park	College Park	49	510,453

College Park, MD		105	2,162,323
Other:
Indian Head	Charles County	192	967,250

Charles County, MD
Total Land		297	3,129,573

(1)
This land was not owned at December 31, 2009 but was under contract.

Lease Expirations

        The following table provides a summary schedule of the lease expirations for leases in place for our wholly owned properties as of December 31, 2009, assuming that none of the tenants exercise renewal options. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 112,203 square feet yet to commence as of December 31, 2009.

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental of Expiring Leases(2)	Percentage of Total Annualized Rental Revenue Expiring(2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2010	248	2,954,757	17.1%	$67,304	15.8%	$22.78
2011	199	1,782,359	10.3%	39,679	9.3%	22.26
2012	196	2,638,449	15.3%	60,376	14.2%	22.88
2013	165	1,865,203	10.8%	50,966	12.0%	27.32
2014	155	1,545,309	8.9%	38,009	8.9%	24.60
2015	115	1,960,836	11.3%	50,889	11.9%	25.95
2016	52	732,289	4.2%	20,460	4.8%	27.94
2017	63	1,111,004	6.4%	34,045	8.0%	30.64
2018	48	832,407	4.8%	20,521	4.8%	24.65
2019	25	431,907	2.5%	9,246	2.2%	21.41
2020	10	384,354	2.2%	8,091	1.9%	21.05
2021	8	166,067	1.0%	3,970	0.9%	23.91
2022	3	295,842	1.7%	8,863	2.1%	29.96
2023	1	44,616	0.2%	944	0.2%	21.15
2025	3	542,142	3.1%	12,812	3.0%	23.63
Other(3)	12	35,103	0.2%	423	0.0%	12.05

Total/Weighted Average	1,303	17,322,644	100.0%	$426,598	100.0%	$24.63

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2009 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

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

        On November 10, 2009, the District Court issued an Order, together with a Memorandum Opinion, which precludes the Company from proceeding with the implementation of its development plan until the Army either re-issues an amended Record of Environmental Consideration ("REC") or a Supplemental Environmental Impact Statement ("SEIS") that complies with the District Court's Memorandum Opinion. The Memorandum Opinion highlights various areas of the existing REC which could be revised to include greater detail on the Army's deliberative process, whereby the Army determined that a SEIS was not necessary. We are working with both the Army's counsel and the Army representative to expedite re-submission of the amended REC to the Court, in order to lift the restrictions imposed by the Court.

        On January 8, 2010, the Army filed an appeal in the United States Court of Appeals for the D.C. Circuit, and, on January 14, 2010, the plaintiffs filed a cross-appeal. The appeals are pending at this time. No schedule has been set for briefing or oral argument. We have been advised by the Army that it is considering withdrawing its appeal shortly to allow the District Court to consider an amended REC and that, if it does withdraw the appeal, then the plaintiffs have agreed to withdraw their cross-appeal.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

        Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "OFC." The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range
			Dividends Per Share
2008	Low	High
First Quarter	$25.43	$36.16	$0.3400
Second Quarter	$33.65	$40.00	$0.3400
Third Quarter	$32.00	$43.50	$0.3725
Fourth Quarter	$20.39	$39.84	$0.3725

	Price Range
			Dividends Per Share
2009	Low	High
First Quarter	$20.49	$30.92	$0.3725
Second Quarter	$23.13	$33.14	$0.3725
Third Quarter	$26.87	$40.59	$0.3925
Fourth Quarter	$31.77	$38.29	$0.3925

        The number of holders of record of our common shares was 651 as of December 31, 2009. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended December 31, 2009, 17,394 of the Operating Partnership's common units were exchanged for 17,394 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

        The graph and the table set forth below assume $100 was invested on December 31, 2004 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts ("NAREIT"):

	Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Corporate Office Properties Trust	100.00	125.36	182.74	117.89	119.98	150.32
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79

Item 6.    Selected Financial Data

        The following table sets forth summary financial data as of and for each of the years ended December 31, 2005 through 2009. The table illustrates the significant growth our Company experienced over the periods reported. Most of this growth, particularly pertaining to revenues, operating income and total assets, was attributable to our addition of properties through acquisition and development activities. We financed most of the acquisition and development activities by incurring debt and issuing preferred and common equity, as indicated by the growth in our interest expense, preferred share dividends and weighted average common shares outstanding. The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio. Since this information is only a summary, you should refer to our Consolidated Financial Statements and notes thereto and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)

	2009	2008	2007	2006	2005
Revenues
Revenues from real estate operations(1)	$424,432	$397,220	$363,241	$288,270	$233,244
Construction contract and other service operations revenues	343,087	188,385	41,225	60,084	79,234

Total revenues	767,519	585,605	404,466	348,354	312,478

Expenses
Property operating expenses(1)	157,314	141,052	122,961	92,328	69,306
Depreciation and amortization associated with real estate operations(1)	108,609	101,937	103,916	75,560	59,465
Construction contract and other service operations expenses	336,519	184,142	39,793	57,345	77,287
General and administrative expenses	23,240	24,096	20,227	17,441	12,877
Business development expenses	3,699	1,233	1,477	607	656

Total operating expenses	629,381	452,460	288,374	243,281	219,591

Operating income	138,138	133,145	116,092	105,073	92,887
Interest expense	(82,208)	(86,414)	(88,130)	(73,442)	(55,077)
Interest and other income	5,164	2,070	3,030	1,077	304
Gain on early extinguishment of debt	—	8,101	—	—	—

Income from continuing operations before equity in loss of unconsolidated entities and income taxes	61,094	56,902	30,992	32,708	38,114
Equity in loss of unconsolidated entities	(941)	(147)	(224)	(92)	(88)
Income tax expense	(196)	(201)	(569)	(887)	(668)

Income from continuing operations	59,957	56,554	30,199	31,729	37,358
Discontinued operations, net of income taxes(1)(2)	1,342	3,658	3,706	23,370	7,803

Income before gain on sales of real estate, net of income taxes	61,299	60,212	33,905	55,099	45,161
Gain on sales of real estate, net of income taxes(1)(3)	—	1,104	2,037	889	334

Net income	61,299	61,316	35,942	55,988	45,495
Net income attributable to noncontrolling interests	(4,970)	(7,351)	(3,741)	(7,621)	(6,464)

Net income attributable to Corporate Office Properties Trust	56,329	53,965	32,201	48,367	39,031
Preferred share dividends	(16,102)	(16,102)	(16,068)	(15,404)	(14,615)
Issuance costs associated with redeemed preferred shares(4)	—	—	—	(3,896)	—

Net income attributable to Corporate Office Properties Trust common shareholders	$40,227	$37,863	$16,133	$29,067	$24,416

	2009	2008	2007	2006	2005
Basic earnings per common share(5)
Income from continuing operations	$0.68	$0.71	$0.27	$0.23	$0.49
Net income	$0.70	$0.77	$0.34	$0.69	$0.65
Diluted earnings per common share(5)
Income from continuing operations	$0.68	$0.70	$0.26	$0.22	$0.47
Net income	$0.70	$0.76	$0.33	$0.67	$0.63
Weighted average common shares outstanding—basic	55,930	48,132	46,527	41,463	37,371
Weighted average common shares outstanding—diluted	56,407	48,820	47,518	43,031	38,997
Balance Sheet Data (as of year end):
Investment in real estate	$3,029,900	$2,778,466	$2,604,836	$2,111,517	$1,888,106
Total assets	$3,380,022	$3,114,239	$2,932,364	$2,419,329	$2,129,759
Debt	$2,053,841	$1,856,751	$1,809,610	$1,478,460	$1,348,351
Total liabilities	$2,259,390	$2,031,816	$1,962,884	$1,609,034	$1,442,036
Total equity	$1,120,632	$1,082,423	$969,480	$810,295	$687,723
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$194,817	$180,892	$138,391	$113,358	$95,944
Investing activities	$(349,076)	$(290,822)	$(328,404)	$(254,041)	$(420,301)
Financing activities	$155,746	$92,067	$206,728	$137,822	$321,320
Numerator for diluted EPS	$39,217	$37,135	$15,616	$28,618	$24,416
Diluted funds from operations(6)	$152,626	$143,592	$121,371	$97,165	$88,490
Diluted funds from operations per share(6)	$2.46	$2.52	$2.17	$1.89	$1.86
Cash dividends declared per common share	$1.53	$1.425	$1.30	$1.18	$1.07
Property Data (as of year end):
Number of properties owned(1)(7)	249	238	228	170	165
Total rentable square feet owned(1)(7)	19,101	18,462	17,832	15,050	13,708

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders' equity.

(2)
Includes income derived from three operating properties we sold in 2005, seven operating real estate properties we sold in 2006, four operating real estate properties we sold in 2007, three operating real estate properties we sold in 2008 and two operating real estate properties that we reclassified to held for sale in 2009 (see Note 17 to our Consolidated Financial Statements).

(3)
Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series E and Series F preferred shares of beneficial interest in 2006.

(5)
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

        This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "expect," "estimate" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

Overview

        We are a specialty office real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2009, our investments in real estate included the following:

  •
  249 wholly owned operating properties totaling 19.1 million square feet;

  •
  17 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.1 million square feet upon completion;

  •
  wholly owned land parcels totaling 1,521 acres that we believe are potentially developable into approximately 13.5 million square feet; and

  •
  partial ownership interests in a number of other real estate projects in operations, under redevelopment or held for future development.

        Most of our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of: (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) interest costs; and (3) depreciation and amortization associated with our operating properties. Much of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants' ability to fulfill their lease obligations and their continuing space needs based on, among other things, employment levels, business confidence and competition and general economic conditions of the markets in which we operate.

        At December 31, 2009, our wholly owned properties were located in the following geographic regions, which also represent our reportable segments:

	As of December 31, 2009
Region	Operational Square Feet	Number of Properties	Occupancy Rate
	(in thousands)
Baltimore/Washington Corridor (generally the Maryland counties of Howard and Anne Arundel)	8,277	109	91.6%
Greater Baltimore, Maryland (generally the Maryland counties of Baltimore and Harford and Baltimore City)	3,673	64	80.3%
Northern Virginia	2,613	15	96.6%
Colorado Springs, Colorado	1,385	21	85.8%
St. Mary's and King George Counties (in Maryland and Virginia)	822	18	97.8%
Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick)	695	5	91.9%
San Antonio, Texas	665	6	100.0%
Greater Philadelphia, Pennsylvania	459	3	100.0%
Central New Jersery	201	2	100.0%
Other	311	6	99.3%

Total	19,101	249	90.7%

        During 2009, we expanded our portfolio of operating properties by:

  •
  acquiring a 474,000 square foot office tower, a parking lot, a utility distribution center, four waterfront lots and riparian rights, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland. We completed this acquisition for an aggregate cost of $123.2 million;

  •
  acquiring two additional properties totaling 223,000 square feet that were 100% leased upon acquisition and land that we believe can support approximately 95,000 developable square feet for $50.5 million; and

  •
  placing 759,000 newly constructed square feet into service in ten properties, including three properties owned through joint ventures.

        Our strategy for operations and growth focuses on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs, particularly tenants in the United States Government, defense information technology and data sectors. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. At December 31, 2009, 55.4% of our annualized rental revenue (as defined in the section entitled "Concentration of Operations") from wholly owned properties was from our 20 largest tenants, 31.5% from our three largest tenants, 18.6% from our largest tenant, the United States Government, and 54.9% from properties occupied primarily by tenants in the United States Government, defense information technology and data sectors.

        Since the latter part of 2007, the United States and world economies have struggled through difficult conditions, including a significant recession. This slowdown has had devastating effects on the capital markets, with tightening credit availability. The commercial real estate industry was affected by these events, the most uniform and immediate effect being an increased difficulty in obtaining capital to fund debt repayments and growth activities, such as acquisitions and development costs. We believe that there was a natural lag in time before the changes in the overall economy began to significantly affect the operations of the office real estate sector since the sector's core operations tend to be structured as long-term leases, with revenue streams generally remaining in place until leases expire or tenants fail to satisfy lease terms. Due in large part to this reason, we do not believe that the economic downturn began to significantly affect the operating performance of our real estate properties until 2009, when we faced significantly increased leasing challenges. While we ended the year with occupancy at our wholly owned properties of 90.7%, a strong percentage relative to many of our competitors both nationally and in our regions, this percentage represented a decrease from 93.2% at the beginning of the year. We also experienced slower than expected leasing on a number of our newly constructed properties. We expect these leasing challenges to continue throughout most of 2010 and perhaps longer, as discussed in greater detail in the section below entitled "Occupancy and Leasing."

        Our net income attributable to common shareholders increased $2.4 million, or 6.2%, from 2008 to 2009, significant drivers of which included growth in operating income from our operating properties and a decrease in interest expense resulting primarily from decreased interest rates on variable rate debt, as offset by a decrease in gains on early debt extinguishments.

        One manner in which we evaluate the operating performance of our properties is through a measure we define as net operating income ("NOI") from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations (please refer to the section below entitled "Results of Operations" for additional information pertaining to this measure). The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations. We experienced growth of $11.0 million, or 4.3%, in our NOI from continuing real estate operations from 2008 to 2009, most of which was attributable to the growth of our portfolio from construction and acquisition activities. We experienced growth of $4.5 million, or 1.9%, in our NOI from continuing operations attributable to properties that were owned and 100% operational in 2008 and 2009 (properties that we refer to collectively as "Same-Office Properties"), most of which was attributable to an increase in net revenue from the early termination of leases.

        In addition to owning real estate properties, we provide real estate-related services that include: (1) construction and development management; (2) property management; and (3) heating and air conditioning services and controls. The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities (please refer to the section below entitled "Results of Operations" for additional information pertaining to this measure). We experienced growth of $2.3 million, or 54.8%, in our NOI from service operations from 2008 to 2009, most of which was attributable to a high volume of construction activity in the current year in connection with one large construction contract.

        We believe that we have sufficient capacity under our Revolving Credit Facility and Revolving Construction Facility to satisfy our debt maturities occurring through 2010 and to fund the construction of properties under construction at year end, as well as projects expected to be started during 2010. Despite the challenges faced by us in the broader capital markets, we increased borrowing availability under these credit facilities and repaid maturing debt in 2009 by:

  •
  closing on $348.4 million in new borrowings; and

  •
  issuing 2.99 million common shares in an underwritten public offering made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009. The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses.

        We discuss significant factors contributing to changes in our net income attributable to our common shareholders and diluted earnings per share over the last three years in the section below entitled "Results of Operations." We discuss our 2009 investing and financing activities further in the section below entitled "Investing and Financing Activities During 2009." In addition, the section below entitled "Liquidity and Capital Resources" includes discussions of, among other things:

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

Acquisitions of Real Estate

        When we acquire real estate properties, we allocate the acquisition to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the Consolidated Financial Statements entitled "Acquisitions of Real Estate." Our process for determining the allocation to these components requires many estimates and assumptions. Included among these estimates and assumptions are the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) leasing assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; (4) estimation of the property's future value in determining the if-vacant value; (5) estimation of value attributable to assets such as tenant relationship values; and (6) allocation of the if-vacant value between land and building. A change in any of the above key assumptions, most of which are extremely subjective, can materially change not only the presentation of acquired properties in our Consolidated Financial Statements but also our reported results of operations. The allocation to different components affects the following:

  •
  the amount of the purchase price allocated among different categories of assets and liabilities on our Consolidated Balance Sheets; the amount of costs assigned to individual properties in multiple property acquisitions; and the amount of costs assigned to individual tenants at the time of acquisition;

  •
  where the amortization of the components appear over time in our Consolidated Statements of Operations. Allocations to above- and below-market leases are amortized into rental revenue, whereas allocations to most of the other tangible and intangible assets (the one exception being the land component of the if-vacant value) are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

  •
  the timing over which the items are recognized as revenue or expense in our Consolidated Statements of Operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to above- and below-market leases, in-place lease value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants' leases are terminated early, any unamortized amounts remaining associated with those tenants are written off upon termination. These differences in timing can materially affect our reported results of operations. In addition, we establish lives for tenant relationship values based on our estimates of how long we expect the respective tenants to remain in the properties.

Impairment of Long-Lived Assets

        If events or changes in circumstances indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis based on the estimated undiscounted future cash flows to be generated from the operations and eventual disposition of such properties. If the analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates or third-party valuations or appraisals. The estimated cash flows used for the impairment analysis and determining the fair values are based on our plans for the tested property and our views of market and economic conditions. The estimates consider matters such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Changes in the estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

        Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Accordingly, decisions to sell certain operating properties, properties in development or land held for development will result in impairment losses if carrying values of the specific properties exceed their estimated fair values less costs to sell. The estimates of fair value consider matters such as recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

Assessment of Lease Term

        As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew the lease imposes a penalty on the lessee in such amounts that a renewal appears, at the inception of the lease, to be reasonably assured. Factors to consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee's line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. We have concluded, based on the factors above, that the United States Government's exercise of all of those renewal options is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we have incurred related to these leases.

Revenue Recognition on Tenant Improvements

        Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease.

        In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; and whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term.

Collectibility of Accounts and Deferred Rent Receivable

        Allowances for doubtful accounts and deferred rent receivable are established based on quarterly analyses of the risk of loss on specific accounts. The analyses place particular emphasis on past-due accounts and consider information such as the nature and age of the receivables, the payment history of the tenants, the financial condition of the tenants and our assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants.

Accounting Method for Investments

        We use three different accounting methods to report our investments in entities: the consolidation method; the equity method; and the cost method (see Note 2 to our Consolidated Financial

Statements). We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights ("variable interest entities" or "VIEs") if we are deemed to be the primary beneficiary. Generally, this applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve, or are conducted on behalf of, an investor with a disproportionately small voting interest. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over, but cannot control, the entity's operations.

        In making these determinations, we need to make subjective estimates and judgments regarding the entity's future operating performance, financial condition, future valuation and other variables that may affect the cash flows of the entity. We must consider both our and our partner's ability to participate in the management of the entity's operations and make decisions that allow the parties to manage their economic risks. We may also need to estimate the probability of different scenarios taking place over time and project the effect that each of those scenarios would have on variables affecting the partners' cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our Consolidated Financial Statements.

Concentration of Operations

        We refer to the measure "annualized rental revenue" in various sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

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

	Percentage of Annualized Rental Revenue of Wholly Owned Properties for 20 Largest Tenants as of December 31,
Tenant	2009	2008	2007
United States Government	18.6%	17.3%	16.3%
Northrop Grumman Corporation(1)	7.9%	7.4%	7.4%
Booz Allen Hamilton, Inc.	5.0%	5.2%	5.6%
Computer Sciences Corporation(1)	2.9%	3.1%	3.2%
General Dynamics Corporation(1)	2.0%	2.0%	2.1%
L-3 Communications Holdings, Inc.(1)	1.8%	2.5%	2.5%
Wells Fargo & Company(1)	1.8%	1.7%	1.9%
The Aerospace Corporation(1)	1.8%	1.9%	1.9%
ITT Corporation(1)	1.7%	1.8%	1.1%
CareFirst, Inc.	1.6%	N/A	N/A
Comcast Corporation(1)	1.4%	1.7%	1.7%
Integral Systems, Inc.(1)	1.4%	N/A	N/A
AT&T Corporation(1)	1.4%	1.4%	1.7%
The Boeing Company(1)	1.1%	1.1%	1.2%
Unisys Corporation	1.1%	2.3%	2.5%
Ciena Corporation	1.0%	1.1%	1.0%
The Johns Hopkins Institutions(1)	0.8%	0.8%	0.8%
BAE Systems PLC(1)	0.8%	0.8%	0.8%
Merck & Co., Inc.(1)	0.7%	0.7%	0.8%
Lockheed Martin Corporation	0.6%	N/A	N/A
Science Applications International Corporation	N/A	0.8%	0.9%
Magellan Health Services, Inc.	N/A	0.7%	0.7%
AARP	N/A	0.7%	N/A
Wyle Laboratories, Inc.	N/A	N/A	0.7%

Subtotal of 20 largest tenants	55.4%	55.0%	54.8%
All remaining tenants	44.6%	45.0%	45.2%

Total	100.0%	100.0%	100.0%

(1)
Includes affiliated organizations and agencies and predecessor companies.

        We had no significant changes in these concentrations from December 31, 2007 to December 31, 2009. The United States Government increased in large part due to it taking occupancy of most of our newly-constructed square feet placed in service, and Northrop Grumman Corporation increased slightly despite our growth in large part due to its occupancy of properties that we acquired.

        Our customer strategy focuses in particular on tenants in the United States Government, defense information technology and data sectors. As of December 31, 2009, 54.9% of our annualized rental revenue was from properties that were leased primarily to tenants in these sectors. We believe that we are well positioned for future growth from these sectors for reasons that include the following:

  •
  our strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

  •
  the proximity of our properties to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where demand exists; and

  •
  the depth of our collective team knowledge, experience and capabilities in developing and operating data centers and secure properties that meet the United States Government's Force Protection requirements.

        We classify the revenue from our leases into sector groupings based solely on our knowledge of the tenants' operations in leased space. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

        There is a certain level of risk inherent in concentrating such a large portion of our operations with any one tenant. For example, our cash flow from operations and financial condition would be adversely affected if our larger tenants fail to make rental payments to us or experience financial difficulties, including bankruptcy, insolvency or general downturn of business, or if the United States Government elects to terminate several of its leases and the affected space cannot be re-leased on satisfactory terms. There is also a certain level of risk that is inherent in concentrating such a large portion of our operations with tenants whose businesses are in the same economic sector. For example, a reduction in government spending for defense information technology activities could affect the ability of a large number of our tenants to fulfill lease obligations or decrease the likelihood that these tenants would renew their leases, and, in the case of the United States Government, a reduction in government spending could result in the early termination of leases.

        As discussed above, most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The government may terminate its leases if, among other reasons, the United States Congress fails to provide funding.

Geographic Concentration of Property Operations

        Our market strategy is to concentrate our operations in select markets and submarkets where we believe we already possess or can achieve the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development programs. A result of this strategy is that our properties are concentrated in a small number of geographic regions. The table below sets forth the regional allocation of our annualized rental revenue as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Wholly Owned Properties as of December 31,			Number of Wholly Owned Properties as of December 31,
Region	2009	2008	2007	2009	2008	2007
Baltimore/Washington Corridor	46.1%	46.7%	46.2%	109	104	101
Northern Virginia	17.7%	18.8%	19.4%	15	15	14
Greater Baltimore	15.7%	13.1%	14.1%	64	63	64
Colorado Springs	6.0%	5.7%	4.0%	21	17	13
Suburban Maryland	3.4%	4.0%	4.3%	5	5	5
St. Mary's and King George Counties	3.3%	3.4%	3.5%	18	18	18
Greater Philadelphia	1.6%	2.9%	3.1%	3	4	4
San Antonio	3.6%	2.6%	2.1%	6	5	2
Central New Jersey	0.5%	0.6%	1.0%	2	2	4
Other	2.1%	2.2%	2.3%	6	5	3

	100.0%	100.0%	100.0%	249	238	228

        The most significant changes in our regional allocations set forth above was due to newly-constructed properties placed into service and acquisitions of operating properties in 2008 and 2009.

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

Occupancy and Leasing

        The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	December 31,
	2009	2008	2007
Occupancy rates at year end
Total	90.7%	93.2%	92.6%
Baltimore/Washington Corridor	91.6%	93.4%	92.6%
Northern Virginia	96.6%	97.4%	98.6%
Greater Baltimore	80.3%	83.1%	84.8%
Colorado Springs	85.8%	94.3%	96.7%
Suburban Maryland	91.9%	97.7%	97.8%
St. Mary's and King George Counties	97.8%	95.2%	91.6%
Greater Philadelphia	100.0%	100.0%	100.0%
San Antonio	100.0%	100.0%	100.0%
Central New Jersey	100.0%	100.0%	70.8%
Other	99.3%	100.0%	100.0%

Renewal rate of square footage for scheduled lease expirations during year(1)	73.3%	78.1%	69.1%

Average contractual annual rental rate per square foot at year end(2)	$24.63	$22.40	$21.36

(1)
Includes the effects of early renewals and early lease terminations.

(2)
Includes estimated expense reimbursements.

        We faced an increasingly challenging lease environment in 2009 that we believe was attributable primarily to the economic downturn that started in late 2007. Most of our regions experienced job losses to varying extents. The demand for space in these regions diminished as businesses downsized their space requirements or cancelled or delayed expansion plans. Competition for tenants from owners of other properties willing to offer aggressively lower rental rates or higher cost tenant improvement terms intensified, resulting in downward pressure on regional occupancy and rental rates. We expect the leasing environment to continue to be under stress from these conditions throughout 2010 and perhaps beyond.

        The decrease in our year end occupancy rates from 2008 to 2009 included the effects of 153,000 square feet of newly constructed space placed in service that was not occupied by December 31, 2009 and slower leasing relative to recent years on space not renewed.

        Given the challenging leasing conditions we faced in 2009, we believe that our 73.3% renewal rate of square footage for scheduled lease expirations compared favorably to previous calendar years dating back to 2000, when the annual renewal rates ranged from 55% to 76%, and averaged 70%. In addition, our year end average contractual annual rent per square foot increased 10.0% from 2008 to 2009, which was primarily the result of higher rates on newly constructed space placed in service and acquired operating properties. However, we achieved lower increases in rent per square foot on lease renewals and retenanted space in 2009 compared to recent years.

        We believe that our continuing exposure to the challenging leasing environment is cushioned to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations. While leases expire on 16% of our 2009 year end total annualized rental revenue of wholly owned properties in 2010, our weighted average lease term for wholly owned properties at December 31, 2009 was approximately five years, and no more than 15% of our annualized rental revenues at December 31, 2009 were scheduled to expire in any one calendar year between 2011 and 2014.

        At December 31, 2009, we had 1.1 million square feet under construction that was 54% leased at February 5, 2010. We are constructing this space in anticipation of demand from the United States Government and defense information technology sectors. We believe that we need to commence construction on properties that are not pre-leased to a certain extent to enable us to meet demand from these sectors in a short timeframe. In these situations, we are bearing the risk of our lease expectations not being met on such properties, which could adversely affect our financial position, results of operations and cash flows.

        We believe that our customer and market strategies serve as advantages over our competitors in the current lease environment. We believe that the United States Government, defense information technology and data sectors could still fuel growth during these tough economic times. Much of this growth for us could be driven by the relocation of military personnel to government installations in many of the regions in which our properties are located in connection with mandates by the Base Realignment and Closure Commission of the United States Congress ("BRAC"); we observed an increase in the momentum of these relocation activities in late 2009 and expect to see greater activities in 2010 and 2011. We also believe that demand in most of our markets and submarkets will be sustained, at least to a certain extent, based on their close proximity to government demand drivers such as Washington, D.C. and military installations.

        Set forth below is some additional information pertaining to our four largest regions (in terms of annualized rental revenue) (Reports compiled by CB Richard Ellis, Inc. are the source of the overall market occupancy rate information for the first three regions set forth below and a report compiled by Turner Commercial Research is the source for Colorado Springs):

  •
  Baltimore/Washington Corridor: The 91.6% occupancy of our properties in this region at December 31, 2009 exceeded the overall market occupancy rates for office space of 84.8%. The percentages of our annualized rental revenues at December 31, 2009 from this region scheduled to expire in each of the next three years follow: 15% in 2010, 10% in 2011 and 16% in 2012. In 2010 and 2011, we expect to place into service 423,000 square feet that was under construction in this region at December 31, 2009 and was 50% leased at February 5, 2010. While we are experiencing strong competition for tenants in this region, we expect demand to benefit, at least to a certain extent, from continuing growth in our focus sectors discussed above and growth expected to occur at the Fort George G. Meade military installation as a result of BRAC relocations and the newly-formed United States Cyber Command expected to be headquartered there.

  •
  Greater Baltimore: The 80.3% occupancy of our properties in this region at December 31, 2009 was less than the overall market occupancy rate for office space of 87.3%. The percentages of our annualized rental revenues at December 31, 2009 from this region scheduled to expire in each of the next three years follow: 14% in 2010, 14% in 2011 and 19% in 2012. In 2010 and 2011, we expect to place into service 157,000 square feet that was under construction in this region at December 31, 2009 and was 35% leased at February 5, 2010. We are experiencing considerable competition in this region, which benefits to a certain extent from its proximity to Washington, D.C. but not to the same extent as the Baltimore/Washington Corridor and Northern Virginia. However, we do expect some growth in demand from BRAC relocations to the Aberdeen Proving Ground military installation.

  •
  Northern Virginia: The 96.6% occupancy of our properties in this region at December 31, 2009 exceeded the overall market occupancy rates for office space of 84.0% in Fairfax County and 82.8% in Reston/Herndon. The percentages of our annualized rental revenues at December 31, 2009 from this region scheduled to expire in each of the next three years follow: 24% in 2010 (a majority of which expires in the fourth quarter), 4% in 2011 and 10% in 2012.

  •
  Colorado Springs: The 85.8% occupancy of our properties in this region at December 31, 2009 exceeded the overall market occupancy rates for office space of 83.8%. The percentages of our annualized rental revenues at December 31, 2009 from this region scheduled to expire in each of the next three years follow: 5% in 2010, 14% in 2011 and 6% in 2012. In 2010, we expect to place into service 187,000 square feet that was under construction in this region at December 31, 2009 and was 26% leased at February 5, 2010.

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

        The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at December 31,
	Ownership Interest
Geographic Region		2009	2008	2007
Greater Harrisburg, Pennsylvania(1)	20.0%	79.0%	89.4%	90.5%
Suburban Maryland(2)	(2)	84.1%	94.8%	76.2%
Baltimore/Washington Corridor(3)	50.0%	6.0%	N/A	N/A
Northern Virginia(4)	N/A	N/A	N/A	100.0%

(1)
Includes 16 properties totaling 672,000 square feet.

(2)
Includes three properties totaling 298,000 operational square feet at December 31, 2009 (we had a 45% interest in 242,000 square feet and a 50% interest in 56,000 square feet). Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet). Includes one property with 56,000 square feet in which we had a 50% interest at December 31, 2007.

(3)
Includes one property with 144,000 operational square feet at December 31, 2009.

(4)
Includes one property with 78,000 operational square feet at December 31, 2007. This property became wholly owned in December 2008.

Results of Operations

        As discussed above, one manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations. We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties. The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations. We view our NOI from continuing real estate operations as being comprised of the following primary categories:

  •
  operating properties owned and 100% operational throughout the two years being compared. We define these as changes from "Same-Office Properties." For further discussion of the concept of "operational," you should refer to the section of Note 2 of the Consolidated Financial Statements entitled "Commercial Real Estate Properties;"

  •
  operating properties acquired during the two years being compared; and

  •
  constructed properties placed in service that were not 100% operational throughout the two years being compared.

        As discussed above, the primary manner in which we evaluate the operating performance of our construction contract and other service activities is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities. The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee. The operating margins from these activities are small relative to the revenue. As a result, we believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

        We believe that operating income, as reported on our Consolidated Statements of Operations, is the most directly comparable GAAP measure for both NOI from continuing real estate operations and NOI from service operations. Since both of these measures exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures.

        The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our Consolidated Statement of Operations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
NOI from continuing real estate operations	$267,118	$256,168	$240,280
NOI from service operations	6,568	4,243	1,432
Depreciation and amortization associated with real estate operations	(108,609)	(101,937)	(103,916)
General and administrative expense	(23,240)	(24,096)	(20,227)
Business development expenses	(3,699)	(1,233)	(1,477)

Operating income	$138,138	$133,145	$116,092

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

	For the Years Ended December 31,
	2009	2008	Variance	% Change
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$424,432	$397,220	$27,212	6.9%
Construction contract and other service revenues	343,087	188,385	154,702	82.1%

Total revenues	767,519	585,605	181,914	31.1%

Expenses
Property operating	157,314	141,052	16,262	11.5%
Depreciation and amortization associated with real estate operations	108,609	101,937	6,672	6.5%
Construction contract and other service expenses	336,519	184,142	152,377	82.7%
General and administrative expense	23,240	24,096	(856)	(3.6)%
Business development expenses	3,699	1,233	2,466	200.0%

Total operating expenses	629,381	452,460	176,921	39.1%

Operating income	138,138	133,145	4,993	3.8%
Interest expense	(82,208)	(86,414)	4,206	(4.9)%
Interest and other income	5,164	2,070	3,094	149.5%
Gain on early extinguishment of debt	—	8,101	(8,101)	(100.0)%
Equity in loss of unconsolidated entities	(941)	(147)	(794)	540.1%
Income tax expense	(196)	(201)	5	(2.5)%

Income from continuing operations	59,957	56,554	3,403	6.0%
Discontinued operations, net of income taxes	1,342	3,658	(2,316)	(63.3)%
Gain on sales of real estate, net of income taxes	—	1,104	(1,104)	(100.0)%

Net income	61,299	61,316	(17)	0.0%
Net income attributable to noncontrolling interests	(4,970)	(7,351)	2,381	(32.4)%
Preferred share dividends	(16,102)	(16,102)	—	0.0%

Net income attributable to COPT common shareholders	$40,227	$37,863	$2,364	6.2%

NOI from Continuing Real Estate Operations

	For the Years Ended December 31,
	2009	2008	Variance	% Change
	(Dollars in thousands)
Revenues
Same office properties	$378,832	$367,910	$10,922	3.0%
Constructed properties placed in service	29,293	17,465	11,828	67.7%
Acquired properties	9,919	2,939	6,980	237.5%
Other	6,388	8,906	(2,518)	(28.3)%

	424,432	397,220	27,212	6.9%

Property operating expenses
Same office properties	139,762	133,331	6,431	4.8%
Constructed properties placed in service	9,680	5,021	4,659	92.8%
Acquired properties	2,999	905	2,094	231.4%
Other	4,873	1,795	3,078	171.5%

	157,314	141,052	16,262	11.5%

NOI from continuing real estate operations
Same office properties	239,070	234,579	4,491	1.9%
Constructed properties placed in service	19,613	12,444	7,169	57.6%
Acquired properties	6,920	2,034	4,886	240.2%
Other	1,515	7,111	(5,596)	(78.7)%

	$267,118	$256,168	$10,950	4.3%

        As the table above indicates, most of our increase in NOI from continuing real estate operations was attributable to the addition of properties through construction and acquisition activities. In addition, the lines in the table above entitled "Other" include the effects of approximately 500,000 square feet of vacancy at three properties in Greater Philadelphia that we expect to redevelop; we recognized a $3.4 million decrease in NOI from real estate operations attributable to these properties.

        With regard to changes in NOI from continuing real estate operations attributable to Same-Office Properties:

  •
  the increase in revenues included the following:

  •
  a $4.9 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below. While we have some lease structures under which tenants pay for 100% of properties' operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels. As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

  •
  a $4.1 million increase in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia; and

  •
  a $1.9 million increase in rental revenue attributable primarily to changes in rental rates and occupancy between the two years; and

  •
  the increase in property operating expenses included the following:

  •
  a $2.8 million increase in snow removal due primarily to increased snow and ice in most of our regions;

  •
  a $1.6 million increase in electric utilities expense, which included the effects of: (1) increased usage at certain properties due to increased occupancy at such properties; and (2) rate increases;

  •
  a $1.3 million increase in costs for asset and property management operations, much of which was due to an increase in compensation related expenses for existing employees and an increase in the size of the employee base supporting such operations;

  •
  a $798,000 increase in bad debt expense due to additional reserves on tenant receivables; and

  •
  a $691,000 increase in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties.

NOI from Service Operations

	For the Years Ended December 31,
	2009	2008	Variance	% Change
	(Dollars in thousands)
Construction contract and other service revenues	$343,087	$188,385	$154,702	82.1%
Construction contract and other service expenses	336,519	184,142	152,377	82.7%

NOI from service operations	$6,568	$4,243	$2,325	54.8%

        NOI from service operations increased due primarily to a high volume of construction activity in connection with one large construction contract. As evidenced in the changes set forth above, our volume of construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants), and therefore the increase in activity should not be considered to be a trend that will continue. We view our service operations as an ancillary component of our overall operations that should generally be a small contributor to our operating income relative to our real estate operations.

Depreciation and Amortization associated with Real Estate Operations

        Depreciation and amortization expense associated with real estate operations increased due primarily to expense attributable to properties added into operations through construction and acquisition activities.

Interest Expense

        Interest expense decreased primarily due to a decrease in the weighted average interest rates of debt from 5.2% to 4.9%. The events in the economy have contributed towards significant reductions in interest rates on our variable debt. We expect interest expense to increase in 2010 primarily as a result of higher levels of borrowings.

Gain on Early Extinguishment of Debt

        Gain on early extinguishment of debt recognized in 2008 was attributable to the repurchase in that year of a $37.5 million aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26.7 million.

Interest and Other Income

        Interest and other income increased due primarily to:

  •
  an increase in interest income of $2.2 million in connection with a mortgage loan receivable that was outstanding from August 2008 until October 2009; and

  •
  a $587,000 gain recognized on changes in the value of warrants to purchase additional common shares of an equity method investee. In connection with our equity method investment in this investee, which recognized expense in connection with the warrants, we recognized a loss of $623,000 in 2009 and income of $55,000 in 2008.

Discontinued Operations, Net of Income Taxes

        Discontinued operations decreased due primarily to gain from sales of real estate recognized in 2008. See Note 17 to the Consolidated Financial Statements for a summary of the income components of discontinued operations.

Net Income Attributable to Noncontrolling Interests

        Interests in our Operating Partnership are in the form of preferred and common units. The line entitled net income attributable to noncontrolling interests includes primarily income allocated to preferred and common units not owned by us. Income is allocated to noncontrolling preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled. Income is allocated to noncontrolling common unitholders based on income earned by the Operating Partnership, after allocation to preferred unitholders, multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

        Net income attributable to noncontrolling interests decreased due primarily to a decrease in the percentage of the Operating Partnership owned by noncontrolling interests resulting primarily from:

  •
  the issuance of additional units to us as we issued unrestricted common shares during 2008 and 2009 due to the fact that we receive common units in the Operating Partnership each time we issue unrestricted common shares; and

  •
  the exchange of common units for our common shares by certain noncontrolling unitholders.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

	For the Years Ended December 31,
	2008	2007	Variance	% Change
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$397,220	$363,241	$33,979	9.4%
Construction contract and other service revenues	188,385	41,225	147,160	357.0%

Total revenues	585,605	404,466	181,139	44.8%

Expenses
Property operating	141,052	122,961	18,091	14.7%
Depreciation and amortization associated with real estate operations	101,937	103,916	(1,979)	(1.9)%
Construction contract and other service expenses	184,142	39,793	144,349	362.7%
General and administrative expense	24,096	20,227	3,869	19.1%
Business development expenses	1,233	1,477	(244)	(16.5)%

Total operating expenses	452,460	288,374	164,086	56.9%

Operating income	133,145	116,092	17,053	14.7%
Interest expense	(86,414)	(88,130)	1,716	(1.9)%
Interest and other income	2,070	3,030	(960)	(31.7)%
Gain on early extinguishment of debt	8,101	—	8,101	N/A
Equity in loss of unconsolidated entities	(147)	(224)	77	(34.4)%
Income tax expense	(201)	(569)	368	(64.7)%

Income from continuing operations	56,554	30,199	26,355	87.3%
Discontinued operations, net of income taxes	3,658	3,706	(48)	(1.3)%
Gain on sales of real estate, net of income taxes	1,104	2,037	(933)	(45.8)%

Net income	61,316	35,942	25,374	70.6%
Net income attributable to noncontrolling interests	(7,351)	(3,741)	(3,610)	96.5%
Preferred share dividends	(16,102)	(16,068)	(34)	0.2%

Net income attributable to COPT common shareholders	$37,863	$16,133	$21,730	134.7%

NOI from Real Estate Operations

	For the Years Ended December 31,
	2008	2007	Variance	% Change
	(Dollars in thousands)
Revenues
Same office properties	$321,900	$308,552	$13,348	4.3%
Constructed properties placed in service	33,548	16,179	17,369	107.4%
Acquired properties	40,951	36,524	4,427	12.1%
Other	821	1,986	(1,165)	(58.7)%

	397,220	363,241	33,979	9.4%

Property operating expenses
Same office properties	115,254	105,083	10,171	9.7%
Constructed properties placed in service	8,361	3,806	4,555	119.7%
Acquired properties	15,791	12,632	3,159	25.0%
Other	1,646	1,440	206	14.3%

	141,052	122,961	18,091	14.7%

NOI from real estate operations
Same office properties	206,646	203,469	3,177	1.6%
Constructed properties placed in service	25,187	12,373	12,814	103.6%
Acquired properties	25,160	23,892	1,268	5.3%
Other	(825)	546	(1,371)	(251.1)%

	$256,168	$240,280	$15,888	6.6%

        As the table above indicates, most of our increase in NOI from continuing real estate operations was attributable to the addition of properties through construction activities.

        With regard to changes in NOI from continuing real estate operations attributable to Same-Office Properties:

  •
  the increase in revenues included the following:

  •
  a $7.6 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below; and

  •
  a $7.5 million increase in rental revenue attributable primarily to changes in rental rates and occupancy between the two years; offset in part by

  •
  a $1.8 million decrease in net revenue from the early termination of leases.

  •
  the increase in changes in property operating expenses included the following:

  •
  a $3.1 million increase attributable to direct miscellaneous reimbursable expenses pertaining to specific tenants;

  •
  a $1.9 million increase in real estate taxes, which included the effect of increased property value assessments in our portfolio, most notably an increase of $1.3 million attributable to our Northern Virginia portfolio;

  •
  a $1.5 million increase in costs for asset and property management operations, much of which was due to an increase in compensation related expenses for existing employees and an increase in the size of the employee base supporting such operations;

    •
    a $1.0 million increase in electric utilities expense, which included the effect of: (1) increased usage at certain properties due to increased occupancy; (2) our assumption of responsibility for payment of utilities at certain properties due to changes in lease structures; and (3) rate increases that we believe were the result of (a) increased oil prices and (b) energy deregulation in Maryland;

    •
    an $814,000 increase in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties;

    •
    an $803,000 increase in heating and air conditioning repairs and maintenance due primarily to an increase in general repair activity and the commencement of new service arrangements at certain properties;

    •
    a $574,000 increase in bad debt expense due to additional reserves on tenant receivables; and

    •
    a $452,000 increase in exterior repairs and maintenance due in large part to additional projects undertaken for roof repairs and building caulking and sealing; offset in part by

    •
    a $1.5 million decrease in snow removal due primarily to decreased snow and ice in most of our regions.

NOI from Service Operations

	For the Years Ended December 31,
	2008	2007	Variance	% Change
	(Dollars in thousands)
Construction contract and other service revenues	$188,385	$41,225	$147,160	357.0%
Construction contract and other service expenses	184,142	39,793	144,349	362.7%

NOI from service operations	$4,243	$1,432	$2,811	196.3%

        The increase in NOI from service operations was due primarily to a high volume of construction activity in connection with three large construction contracts.

Depreciation and Amortization associated with Real Estate Operations

        Depreciation and amortization associated with real estate operations decreased due primarily to a number of shorter lived assets becoming fully amortized during or prior to 2008. The effect of these decreases more than offset additional depreciation and amortization associated with properties added into operations through construction and acquisition activities.

General and Administrative Expense

        Much of the increase in general and administrative expenses was attributable to an increase in the size of our employee base in response to our continued growth. A portion of the increase can also be attributed to costs associated with a number of information technology initiatives pursued during the year, the largest of which was for the implementation of an Enterprise Resource Planning software package.

Interest Expense

        Interest expense decreased primarily due to a decrease in the weighted average interest rates of debt from 5.8% to 5.2%, which was offset in part by an increase in our average outstanding debt balance of 7.4% due primarily to debt incurred to fund our 2007 and 2008 construction activities.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests increased due primarily to an increase in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above, the effect of which was partially offset by a decrease in the percentage of the Operating Partnership owned by such holders.

Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") interest coverage ratio and EBITDA fixed charge coverage ratio

        EBITDA is net income adjusted for the effects of interest expense, depreciation and amortization and income taxes. We believe that EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net income, as reported on our Consolidated Statements of Operations, is the most directly comparable GAAP measure to EBITDA. EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

        We use EBITDA to calculate EBITDA Interest Coverage Ratio and EBITDA Fixed Charge Coverage Ratio. We calculate EBITDA interest coverage by dividing EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs). We calculate EBITDA fixed charge coverage ratio by dividing EBITDA by the sum of (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs); (2) dividends on preferred shares; and (3) distributions on preferred units in the Operating Partnership not owned by us.

        The tables below sets forth the computation of our EBITDA interest and fixed charge coverage ratios and reconciliations of EBITDA to net income reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net income	$61,299	$61,316	$35,942
Interest expense(1)	82,420	86,921	90,020
Income tax expense(2)	196	779	1,684
Depreciation and amortization	111,811	104,968	108,181

EBITDA	$255,726	$253,984	$235,827

Interest expense(1)	$82,420	$86,921	$90,020
Less: Amortization of deferred financing costs	(4,214)	(3,843)	(3,385)

Denominator for interest coverage	$78,206	$83,078	$86,635
Preferred share dividends	16,102	16,102	16,068
Preferred distributions	660	660	660

Denominator for fixed charge coverage	$94,968	$99,840	$103,363

EBITDA interest coverage ratio	3.27x	3.06x	2.72x
EBITDA fixed charge coverage ratio	2.69x	2.54x	2.28x

(1)
Includes interest from continuing operations and discontinued operations.

(2)
Includes income taxes from continuing operations, discontinued operations and gains on sales of real estate.

Funds From Operations

        Funds from operations ("FFO") is defined as net income computed using GAAP, excluding gains on sales of operating properties, plus real estate-related depreciation and amortization. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, although others may interpret the definition differently. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of previously depreciated operating real estate properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

        Basic FFO available to common share and common unit holders ("Basic FFO") is FFO adjusted to subtract (1) preferred share dividends, (2) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (3) depreciation and amortization allocable to noncontrolling interests in other consolidated entities, (4) Basic FFO allocable to restricted shares and (5) issuance costs associated with redeemed preferred shares. With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders. Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions. We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares. We believe that net income is the most directly comparable GAAP measure to Basic FFO. Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

        Diluted FFO available to common share and common unit holders ("Diluted FFO") is Basic FFO adjusted to add back any changes in Basic FFO that would result from the assumed conversion of securities that are convertible or exchangeable into common shares. We believe that Diluted FFO is useful to investors because it is the numerator used to compute Diluted FFO per share, discussed below. We believe that the numerator for diluted EPS is the most directly comparable GAAP measure to Diluted FFO. Since Diluted FFO excludes certain items includable in the numerator to diluted EPS, reliance on the measure has limitations; management compensates for these limitations by using the measure simply as a supplemental measure that is weighed in the balance with other GAAP and non-GAAP measures. Diluted FFO is not necessarily an indication of our cash flow available to fund cash needs. Additionally, it should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. The Diluted FFO that we present may not be comparable to the Diluted FFO presented by other REITs.

        Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt is defined as Diluted FFO adjusted to exclude these items. We believe that operating property acquisition costs and gain on early extinguishment of debt are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure. This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

        Diluted FFO per share, excluding operating property acquisition costs and gain on early extinguishment of debt is (1) Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged. We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results. We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure. This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

        The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

        We use a measure called diluted FFO payout ratio as a supplemental measure of our ability to make distributions to investors. Diluted FFO payout ratio is defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in the Operating Partnership and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by (2) Diluted FFO.

        The table below sets forth the computation of the above stated measures for the years ended December 31, 2005 through 2009 and provides reconciliations to the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share data)
Net income	$61,299	$61,316	$35,942	$55,988	$45,495
Add: Real estate-related depreciation and amortization	109,386	102,772	106,260	78,631	62,850
Add: Depreciation and amortization on unconsolidated real estate entities	640	648	666	910	182
Less: Gain on sales of operating properties, net of income taxes	—	(2,630)	(3,827)	(17,644)	(4,422)

FFO	171,325	162,106	139,041	117,885	104,105
Less: Noncontrolling interests—preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: Noncontrolling interests-other consolidated entities	185	(172)	122	136	85
Less: Preferred share dividends	(16,102)	(16,102)	(16,068)	(15,404)	(14,615)
Less: Issuance costs associated with redeemed preferred shares	—	—	—	(3,896)	—
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(493)	(270)	(188)	(163)	(114)
Less: basic and diluted FFO allocable to restricted shares	(1,629)	(1,310)	(876)	(733)	(311)

Basic and diluted FFO	$152,626	$143,592	$121,371	$97,165	$88,490
Operating property acquisition costs	1,967	—	—	—	—
Gain on early extinguishment of debt	—	(8,101)	—	—	—
Gain on early extinguishment of debt allocable to restricted shares	—	75	—	—	—

Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt	$154,593	$135,566	$121,371	$97,165	$88,490

Weighted average common shares	55,930	48,132	46,527	41,463	37,371
Conversion of weighted average common units	5,717	8,107	8,296	8,511	8,702

Weighted average common shares/units—Basic FFO	61,647	56,239	54,823	49,974	46,073
Dilutive effect of share-based compensation awards	477	688	991	1,568	1,626

Weighted average common shares/units—Diluted FFO	62,124	56,927	55,814	51,542	47,699

Diluted FFO per share	$2.46	$2.52	$2.17	$1.89	$1.86

Diluted FFO per share, excluding operating property acquisition costs and gain on early extinguishment of debt	$2.49	$2.38	$2.17	$1.89	$1.86

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$39,217	$37,135	$15,616	$28,618	$24,416
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	4,495	6,519	3,203	7,097	5,889
Add: Real estate-related depreciation and amortization	109,386	102,772	106,260	78,631	62,850
Add: Depreciation and amortization of unconsolidated real estate entities	640	648	666	910	182
Add: Numerator for diluted EPS allocable to restricted shares	1,010	728	517	449	—
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(493)	(270)	(188)	(163)	(114)
Less: Basic and diluted FFO allocable to restricted shares	(1,629)	(1,310)	(876)	(733)	(311)
Less: Gain on sales of operating properties, net of income taxes	—	(2,630)	(3,827)	(17,644)	(4,422)

Diluted FFO	$152,626	$143,592	$121,371	$97,165	$88,490
Operating property acquisition costs	1,967	—	—	—	—
Gain on early extinguishment of debt	—	(8,101)	—	—	—
Gain on early extinguishment of debt allocable to restricted shares	—	75	—	—	—

Diluted FFO per share, excluding operating property acquisition costs and gain on early extinguishment of debt	$154,593	$135,566	$121,371	$97,165	$88,490

Denominator for diluted EPS	56,407	48,820	47,518	43,031	38,997
Weighted average common units	5,717	8,107	8,296	8,511	8,702

Denominator for diluted FFO per share	62,124	56,927	55,814	51,542	47,699

Dividends on common shares	87,596	70,836	61,331	49,670	40,755
Common unit distributions	7,962	11,510	10,682	9,996	9,222

Numerator for diluted FFO payout ratio	95,558	82,346	72,013	59,666	49,977

Diluted FFO payout ratio	62.6%	57.3%	59.3%	61.4%	56.5%

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

Investing and Financing Activities During 2009

        Through a series of transactions in October 2009, we acquired a 474,000 square foot office tower, a parking lot, a utility distribution center, four waterfront lots and riparian rights, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland, for $123.2 million. These properties are referred to collectively herein as the "Canton Properties." The office building was 89.6% leased at December 31, 2009. Beginning in August 2008, we entered into a loan arrangement with the owner of the Canton Properties and, through these loans, had a secured interest in the ownership of the entity that owned the property that was subordinate to that of a first mortgage on the property. Immediately prior to acquiring the Canton Properties, we acquired the first mortgage loan on the property along with accrued interest thereon and cash escrows held by the first mortgage lender for $72.5 million using proceeds from our Revolving Credit Facility. We then completed the acquisition of the Canton Properties in exchange for: (1) our cancellation of the amounts due under the first mortgage loan to the seller; (2) our cancellation of the subordinate mortgage loan to the seller and interest thereon totaling $30.0 million; (3) our assumption of $3.3 million in other liabilities (valued at

$2.0 million); and (4) cash payments from us for the balance (which were financed primarily using borrowings from our Revolving Credit Facility).

        We also acquired two recently constructed office properties totaling 223,000 square feet and land that we believe can support approximately 95,000 developable square feet for $50.5 million. Both of these office buildings were 100% leased at December 31, 2009. These acquisitions were financed primarily using proceeds from our Revolving Credit Facility.

        We had seven newly-constructed properties totaling 750,000 square feet (three located in the Baltimore/Washington Corridor, two in Colorado Springs and two in Suburban Maryland) become fully operational in 2009 (85,000 of these square feet were placed into service in 2008) (includes three properties owned through joint ventures). These properties were 61% leased as of February 5, 2010. Costs incurred on these properties through December 31, 2009 totaled $142.8 million, of which $28.7 million was incurred in 2009. We financed the 2009 costs using primarily borrowings from our Revolving Credit Facility and Revolving Construction Facility.

        As of December 31, 2009, we had construction activities underway on nine office properties totaling 1.1 million square feet that were 54% leased at February 5, 2010 (94,000 of these square feet were placed into service in 2009). Costs incurred on these properties through December 31, 2009 totaled approximately $158.5 million, of which approximately $83.2 million was incurred in 2009. The costs incurred in 2009 were funded using borrowings from our Revolving Construction Facility and Revolving Credit Facility.

        The table below sets forth the major components of our additions to the line entitled "Total Properties, net" on our Consolidated Balance Sheet for 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008
Construction, development and redevelopment	$157,135	$189,140
Acquisitions	144,100	55,286
Capital improvements on operating properties	16,269	11,261
Tenant improvements on operating properties(1)	13,497	20,280

	$331,001	$275,967

(1)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

        In 2009, we closed on the following borrowings, using the proceeds primarily to repay maturing debt and pay down our revolving credit facilities:

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

Liquidity and Capital Resources

        Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions. While we may experience increasing challenges discussed elsewhere herein due to the current economic environment, we believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements. We had cash and cash equivalents of $8.2 million and $6.8 million at December 31, 2009 and 2008, respectively. We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short-term investing and financing cash requirements. When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility (defined below) or forgo borrowing under construction credit facilities to fund development activities.

        We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties. We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for project development and acquisitions.

        We have an unsecured revolving credit facility (the "Revolving Credit Facility") with a group of lenders that provides for borrowings of up to $600 million, $235 million of which was available at December 31, 2009; this facility is available through September 2011 and may be extended by one year at our option, subject to certain conditions. We often use our Revolving Credit Facility initially to finance much of our investing activities. We then pay down our Revolving Credit Facility using proceeds from long-term borrowings as attractive financing conditions arise and equity issuances as attractive equity market conditions arise. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $148.7 million of which was available at December 31, 2009 to fund future construction costs; this facility is available until May 2011 and may be extended by one year at our option, subject to certain conditions.

        We believe that we have sufficient capacity under our Revolving Credit Facility and Revolving Construction Facility to satisfy our 2010 debt maturities and to fund construction of properties that were under construction at year end or expected to be started in 2010. We expect to pursue new long- and medium-term debt in 2010, the proceeds of which we expect to use to pay down our Revolving Credit Facility and Revolving Construction Facility to create additional borrowing capacity. We expect to make use of any such additional borrowing capacity to fund future investment opportunities and repay debt maturities.

        Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2009, we were in compliance with these financial covenants.

        Selective dispositions of operating and other properties may also provide capital resources in 2010 and in future years. We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	For the Years Ended December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual obligations(1)
Debt(2)
Balloon payments due upon maturity	$52,177	$722,850	$257,523	$134,843	$137,736	$689,823	$1,994,952
Scheduled principal payments	14,165	12,735	11,635	8,833	6,452	12,293	66,113
Interest on debt(3)	93,679	85,044	67,689	53,050	46,071	73,557	419,090
New construction and development contracts and obligations(4)(5)	46,783	—	—	—	—	4,000	50,783
Third-party construction and development contracts(5)(6)	123,243	—	—	—	—	—	123,243
Capital expenditures for operating properties(5)(7)	2,604	—	—	—	—	—	2,604
Operating leases(8)	477	314	146	95	24	—	1,056
Other purchase obligations(9)	2,647	2,624	2,535	2,338	2,008	3,231	15,383

Total contractual cash obligations	$335,775	$823,567	$339,528	$199,159	$192,291	$782,904	$2,673,224

(1)
The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20,000. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $7,224. We expect to refinance the balloon payments that are due in 2010 and 2011 using primarily a combination of borrowings from our Revolving Credit Facility and proceeds from debt refinancings. The principal maturities occurring in 2011 include $458.1 million that may be extended for one-year, subject to certain conditions.

(3)
Represents interest costs for debt at December 31, 2009 for the terms of such debt. For variable rate debt, the amounts reflected above used December 31, 2009 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction, development and redevelopment activities. We expect to finance these costs primarily using proceeds from our Revolving Construction Facility and Revolving Credit Facility. Construction, development and redevelopment activities underway at December 31, 2009 included the following:

Activity	Number of Properties	Square Feet	Estimated Remaining Costs (in millions)	Expected Year For Costs to be Incurred Through
Construction of new properties	9	1,111,000	$86.7	2011
Development of new properties	7	756,000	137.3	2012
Redevelopment of existing properties	2	565,000	37.2	2011
(5)
Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2010.

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

Cash Flows

        Our cash flow from operations increased $13.9 million, or 7.7%, from 2008 to 2009. We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.

        As described previously, we expect that the effects of the global downturn on our real estate operations will make our leasing activities increasingly challenging in 2010 and perhaps beyond. As a result, there could be an increasing likelihood as leases expire of our being unsuccessful in renewing tenants or renewing on terms less favorable to us than the terms of the original leases. If a tenant leaves, we can expect to experience a vacancy for some period of time as well as higher tenant improvement and leasing costs than if a tenant renews. As a result, our cash flow from operations would be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. While we believe that our largest tenants represent favorable credit risk, we believe that there may be an increased likelihood in the current economic climate of tenants encountering financial hardships; if one of our major tenants or a number of our smaller tenants were to experience financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result default in their lease obligations to us, our cash flow from operations would be adversely affected. During 2009, our cash flow from operations benefitted from a decrease in short-term interest rates; if short-term interest rates were to increase, the interest payments on our variable-rate debt would increase, which would have a decreasing effect on our cash flow from operations. These and other factors that could negatively affect our ability to generate cash flow from operations in the future are discussed in further detail in Item 1A of our 2009 Annual Report on Form 10-K.

        Our net cash flow used in investing activities increased $58.3 million from 2008 to 2009 due primarily to an increase in cash outlays for mortgage loans receivable in connection with our purchase of the first mortgage loan on the Canton Properties. Our cash flow provided by financing activities increased $63.7 million from 2008 to 2009 due primarily to a $125.7 million decrease in balloon payments on debt due in large part to a higher level of debt refinancing and repayments in 2008, offset in part by a $64.7 million decrease in net proceeds from our issuance of common shares.

Off-Balance Sheet Arrangements

        During 2009, we owned an investment in an unconsolidated joint venture for which we accounted using the equity method of accounting. This joint venture was entered into in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We managed the joint venture's property operations and any required construction projects and earned fees for these services in 2009. This joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions.

        We and our partner receive returns in proportion to our investments in the joint venture. As part of our obligations under the joint venture arrangement, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $67 million. So long as we continue to be the property manager for the properties, 20% of any amounts paid under the guarantees are recoverable from an affiliate of the general partner pursuant to an indemnity agreement. In the event that we no longer manage the properties, the percentage recoverable under the indemnity agreement is increased to 80%. Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions in excess of investment in unconsolidated real estate joint venture reported on the Consolidated Balance Sheets.

        We have distributions in excess of our investment in this unconsolidated joint venture of $5.1 million at December 31, 2009 due to our not recognizing gain on the contribution of properties into the joint venture; we did not recognize a gain on the contribution since we have the contingent obligations described above. We recognized equity on the losses of this joint venture of $317,000 in 2009. We earned fees totaling $119,000 from the joint venture in 2009 for construction, asset management and property management services.

        We had no other material off-balance sheet arrangements during 2009.

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

Recent Accounting Pronouncements

        As discussed further below, we retrospectively adopted newly issued accounting standards issued by the Financial Accounting Standards Board ("FASB") that affected our accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share. This resulted in certain adjustments to amounts previously reported, including changes that affected our previously reported net income attributable to our common shareholders and earnings per common share. The changes to our net income and balance sheet for the periods included herein resulting from our adoption of these standards is presented in Note 2 to the Consolidated Financial Statements.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our accounting for noncontrolling interests. The standard establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for deconsolidation of subsidiaries. It requires all entities to report noncontrolling (previously known as minority) interests in subsidiaries that meet certain criteria as equity in the Consolidated Financial Statements. The standard also requires that consolidated net income be adjusted to include net income attributable to noncontrolling interests. In addition, the standard requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions. The presentation and disclosure requirements under the standard are being applied retrospectively for all periods presented. The standard primarily affected how we present noncontrolling interests on our Consolidated Balance Sheets, statements of operations and cash flows but did not otherwise have a material effect on our financial position, results of operations or cash flows.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our accounting for convertible debt instruments. The standard requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option. This pronouncement's objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer's conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt). Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer's conventional debt borrowing rate. The equity component is recorded based on the difference between the debt proceeds and the fair value of the liability. The difference between the liability's principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt's expected life using the effective interest method. The provisions of the standard are being applied retrospectively to all periods presented. The standard affected the accounting for our 3.5% Exchangeable Senior Notes (the "Exchangeable Notes"), resulting in our retroactive reclassification from debt to equity of $21.3 million, representing the debt discount, effective upon the origination of the Exchangeable Notes in September 2006. We also commenced amortization of this debt discount effective September 2006. In addition, we reclassified $465,000 of the original finance fees incurred in relation to the Exchangeable Notes to equity effective September 2006. We expect to amortize the remaining unamortized discount as of December 31, 2009 of $6.4 million into interest expense through September 2011.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share. The standard requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The standard was effective for us beginning January 1, 2009 and interim periods within that year, and the EPS of prior periods was adjusted retrospectively. Our adoption of the standard had a decreasing effect on our EPS in the current and in prior periods at a level that was not material.

        The FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements. The changes to practice resulting from the standard relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. An amendment to this standard deferred the effective date of the standard for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted the standard for our non-financial assets and non-financial liabilities; this adoption did not have a material effect on our financial position, results of operations or cash flows.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The standard requires us now to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncement's effective date. We expensed $2.0 million in costs in connection with acquisitions in 2009 that we would have capitalized under our practice prior to the effective date of the standard. Other than the effect this change had in 2009 and will have in connection with future acquisitions, our adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued amended guidance related to the accounting and disclosure requirements for the consolidation of entities when control of such entities can be achieved through means other than voting rights ("variable interest entities" or "VIEs"). This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the standard requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. The standard will become effective on January 1, 2010. We do not believe that our adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

        The following table sets forth as of December 31, 2009 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2010	2011(1)	2012	2013	2014	Thereafter	Total
Long term debt:
Fixed rate(2)	$65,816	$276,935	$47,153	$143,027	$96,786	$702,116	$1,331,833
Weighted average interest rate	5.85%	4.35%	6.39%	5.63%	7.11%	5.96%	5.68%
Variable rate	$526	$458,650	$222,005	$649	$47,402	$—	$729,232

(1)
Includes amounts outstanding at December 31, 2009 of $365.0 million under our Revolving Credit Facility, $76.3 million under our Revolving Construction Facility and $16.8 million under another construction loan facility that may be extended for a one-year period, subject to certain conditions.

(2)
Represents principal maturities only and therefore excludes net discount of $7.2 million.

        The fair market value of our debt was $2.0 billion at December 31, 2009 and $1.7 billion at December 31, 2008. If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $62.6 million at December 31, 2009 and $56.2 million at December 31, 2008.

        We occasionally use derivative instruments such as interest rate swaps to further reduce our exposure to changes in interest rates. The following table sets forth information pertaining to our interest rate swap contracts in place as of December 31, 2009 and 2008, and their respective fair values (dollars in thousands):

				Fair Value at December 31,
Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date
				2009	2008
$100,000	1.9750%	1/1/2010	5/1/2012	$(1,068)	$(209)
120,000	1.7600%	1/2/2009	5/1/2012	(669)	(478)
100,000	2.5100%	11/3/2008	12/31/2009	—	(1,656)
50,000	4.3300%	10/23/2007	10/23/2009	N/A	(1,449)
50,000	5.0360%	3/28/2006	3/30/2009	N/A	(540)
25,000	5.2320%	5/1/2006	5/1/2009	N/A	(385)
25,000	5.2320%	5/1/2006	5/1/2009	N/A	(385)

				$(1,737)	$(5,102)

        Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $4.1 million in 2009 and $4.6 million in 2008 if short-term interest rates were 1% higher. Interest expense in 2008 was more sensitive to a change in interest rates than 2009 due primarily to our having a higher average variable-rate debt balance in 2008 and a higher proportion of interest on variable rate loans that was capitalized in 2009.

Item 8.    Financial Statements and Supplementary Data

        The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2010 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
3.1.4
Articles Supplementary of Corporate Office Properties Trust Series B Cumulative Redeemable Preferred Shares, dated July 2, 1999 (filed with the Company's Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).
3.1.5
Articles Supplementary of Corporate Office Properties Trust relating to the Series B Cumulative Redeemable Preferred Shares (filed with the Company's Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).
3.1.6
Articles Supplementary of Corporate Office Properties Trust relating to the Series D Convertible Preferred Shares (filed with the Company's Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

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
3.1.13	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company's Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended and restated on December 3, 2009 (filed with the Company's Current Report on Form 8-K dated December 9, 2009 and incorporated herein by reference).
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

EXHIBIT NO.	DESCRIPTION
10.1.2	First Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated December 21, 1999 (filed on March 16, 2000 with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
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

EXHIBIT NO.	DESCRIPTION
10.1.25	Twenty-Fourth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated November 2, 2007 (filed with the Company's Current Report on Form 8-K dated November 5, 2007 and incorporated herein by reference).
10.1.26
Twenty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated December 31, 2008 (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
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
10.5.1*
Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).
10.5.2*
Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.5.3*
Second Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
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
10.6.5*
Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
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
10.7.3*
Second Amendment to Employment Agreement, dated March 2, 2007, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight S. Taylor (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
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
10.9.2*
First Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.10
Employment Agreement, dated December 31, 2008, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed with the Company's Annual Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.11
Promissory Note, dated October 22, 1998, between Teachers Insurance and Annuity Association of America and the Operating Partnership (filed on November 13, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.12	Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated October 22, 1998, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on November 13, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
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
10.19
Second Amended and Restated Credit Agreement, dated October 1, 2007, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBanc Capital Markets; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; Bank of America, N.A.; Manufacturers and Traders Trust Company; and Citizens Bank of Pennsylvania (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
10.20
Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company's Form 8-K on April 15, 2005 and incorporated herein by reference).
10.21.1
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company's Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).
10.21.2
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company's Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.22	Common Stock Delivery Agreement dated as of September 18, 2006, between Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K dated September 22, 2006 and incorporated herein by reference).
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
10.25
Construction Loan Agreement dated as of May 2, 2008 by and among Corporate Office Properties, L.P., as borrower, Corporate Office Properties Trust, as parent, Keybanc Capital Markets, Inc. as arranger, Keybank National Association, as administrative agent, Bank of America, N.A., as syndication agent, Manufacturers and Traders Trust Company, as documentation agent, and the financial institutions initially signatory thereto and their assignees pursuant to Section 12.5 thereof, as lenders (filed on August 8, 2008 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.26
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).
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

EXHIBIT NO.	DESCRIPTION
32.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

*—Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (c)
  Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST
Date: February 19, 2010	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin President and Chief Executive Officer
Date: February 19, 2010	By:	/s/ STEPHEN E. RIFFEE Stephen E. Riffee Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JAY H. SHIDLER (Jay H. Shidler)	Chairman of the Board and Trustee	February 19, 2010
/s/ CLAY W. HAMLIN, III (Clay W. Hamlin, III)	Vice Chairman of the Board and Trustee	February 19, 2010
/s/ RANDALL M. GRIFFIN (Randall M. Griffin)	President, Chief Executive Officer and Trustee	February 19, 2010
/s/ STEPHEN E. RIFFEE (Stephen E. Riffee)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2010
/s/ GREGORY J. THOR (Gregory J. Thor)	Vice President and Controller (Principal Accounting Officer)	February 19, 2010
/s/ THOMAS F. BRADY (Thomas F. Brady)	Trustee	February 19, 2010
/s/ ROBERT L. DENTON (Robert L. Denton)	Trustee	February 19, 2010
/s/ DOUGLAS M. FIRSTENBERG (Douglas M. Firstenberg)	Trustee	February 19, 2010
/s/ DAVID M. JACOBSTEIN (David M. Jacobstein)	Trustee	February 19, 2010
/s/ STEVEN D. KESLER (Steven D. Kesler)	Trustee	February 19, 2010
/s/ KENNETH S. SWEET, JR. (Kenneth S. Sweet, Jr.)	Trustee	February 19, 2010
/s/ RICHARD SZAFRANSKI (Richard Szafranski)	Trustee	February 19, 2010
/s/ KENNETH D. WETHE (Kenneth D. Wethe)	Trustee	February 19, 2010

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

        In our opinion, the consolidated financial statements listed in the accompanying index 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments, the manner in which it accounts for noncontrolling interests, and the manner in which it computes earnings per share effective January 1, 2009.

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

Baltimore, MD
February 19, 2010

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Properties, net:
Operating properties, net	$2,510,277	$2,283,870
Properties held for sale, net	18,533	—
Projects under construction or development	501,090	494,596

Total properties, net	3,029,900	2,778,466
Cash and cash equivalents	8,262	6,775
Restricted cash and marketable securities	16,549	13,745
Accounts receivable, net	17,459	13,684
Deferred rent receivable	71,805	64,131
Intangible assets on real estate acquisitions, net	100,671	91,848
Deferred charges, net	53,421	51,801
Prepaid expenses and other assets	81,955	93,789

Total assets	$3,380,022	$3,114,239

Liabilities and equity
Liabilities:
Mortgage and other loans payable, net	$1,897,694	$1,704,123
3.5% Exchangeable Senior Notes, net	156,147	152,628
Accounts payable and accrued expenses	116,455	93,625
Rents received in advance and security deposits	32,177	30,464
Dividends and distributions payable	28,440	25,794
Deferred revenue associated with operating leases	14,938	10,816
Distributions in excess of investment in unconsolidated real estate joint venture	5,088	4,770
Other liabilities	8,451	9,596

Total liabilities	2,259,390	2,031,816

Commitments and contingencies (Note 18)	—	—
Equity:
Corporate Office Properties Trust's shareholders' equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 at December 31, 2009 and 2008 (Note 11)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 58,342,673 at December 31, 2009 and 51,790,442 at December 31, 2008)	583	518
Additional paid-in capital	1,238,704	1,112,734
Cumulative distributions in excess of net income	(209,941)	(162,572)
Accumulated other comprehensive loss	(1,907)	(4,749)

Total Corporate Office Properties Trust's shareholders' equity	1,027,520	946,012

Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	73,892	117,356
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	10,420	10,255

Noncontrolling interests in subsidiaries	93,112	136,411

Total equity	1,120,632	1,082,423

Total liabilities and equity	$3,380,022	$3,114,239

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Rental revenue	$353,233	$334,654	$312,336
Tenant recoveries and other real estate operations revenue	71,199	62,566	50,905
Construction contract and other service revenues	343,087	188,385	41,225

Total revenues	767,519	585,605	404,466

Expenses
Property operating expenses	157,314	141,052	122,961
Depreciation and amortization associated with real estate operations	108,609	101,937	103,916
Construction contract and other service expenses	336,519	184,142	39,793
General and administrative expenses	23,240	24,096	20,227
Business development expenses	3,699	1,233	1,477

Total operating expenses	629,381	452,460	288,374

Operating income	138,138	133,145	116,092
Interest expense	(82,208)	(86,414)	(88,130)
Interest and other income	5,164	2,070	3,030
Gain on early extinguishment of debt	—	8,101	—

Income from continuing operations before equity in loss of unconsolidated entities and income taxes	61,094	56,902	30,992
Equity in loss of unconsolidated entities	(941)	(147)	(224)
Income tax expense	(196)	(201)	(569)

Income from continuing operations	59,957	56,554	30,199
Discontinued operations, net of income taxes	1,342	3,658	3,706

Income before gain on sales of real estate	61,299	60,212	33,905
Gain on sales of real estate, net of income taxes	—	1,104	2,037

Net income	61,299	61,316	35,942
Net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(4,495)	(6,519)	(3,203)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other	185	(172)	122

Net income attributable to Corporate Office Properties Trust	56,329	53,965	32,201
Preferred share dividends	(16,102)	(16,102)	(16,068)

Net income attributable to Corporate Office Properties Trust common shareholders	$40,227	$37,863	$16,133

Net income attributable to Corporate Office Properties Trust
Income from continuing operations	$55,118	$50,859	$29,076
Discontinued operations, net	1,211	3,106	3,125

Net income attributable to Corporate Office Properties Trust	$56,329	$53,965	$32,201

Basic earnings per common share(1)
Income from continuing operations	$0.68	$0.71	$0.27
Discontinued operations	0.02	0.06	0.07

Net income attributable to COPT common shareholders	$0.70	$0.77	$0.34

Diluted earnings per common share(1)
Income from continuing operations	$0.68	$0.70	$0.26
Discontinued operations	0.02	0.06	0.07

Net income attributable to COPT common shareholders	$0.70	$0.76	$0.33

(1)
Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2006 (42,897,639 common shares outstanding)	$76	$429	$778,876	$(84,401)	$(693)	$116,008	$810,295
Conversion of common units to common shares (554,221 shares)	—	6	25,402	—	—	(25,408)	—
Common shares issued in connection with acquisition of properties (3,161,000 shares)	—	32	156,619	—	—	—	156,651
Series K Preferred Shares issued in connection with acquisition of properties, net of transaction costs (531,667 shares)	5	—	26,562	—	—	—	26,567
Issuance of common units in the Operating Partnership in connection with acquisition of properties	—	—	—	—	—	12,125	12,125
Exercise of share options (620,858 shares)	—	6	7,470	—	—	—	7,476
Share-based compensation	—	1	6,642	—	—	—	6,643
Restricted common share redemptions (6,685 shares)	—	—	(351)	—	—	—	(351)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(29,761)	—	—	29,761	—
Decrease in fair value of derivatives	—	—	—	—	(1,679)	(284)	(1,963)
Net income attributable to Corporate Office Properties Trust	—	—	—	32,201	—	3,741	35,942
Dividends	—	—	—	(77,399)	—	—	(77,399)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(11,342)	(11,342)
Net contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	5,982	5,982
Net distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	(1,146)	(1,146)

Balance at December 31, 2007 (47,366,475 common shares outstanding)	81	474	971,459	(129,599)	(2,372)	129,437	969,480
Conversion of common units to common shares (258,917 shares)	—	3	7,505	—	—	(7,508)	—
Common shares issued to the public (3,737,500 shares)	—	37	138,886	—	—	—	138,923
Exercise of share options (180,239 shares)	—	2	2,833	—	—	—	2,835
Share-based compensation	—	2	9,034	—	—	—	9,036
Restricted common share redemptions (61,258 shares)	—	—	(1,320)	—	—	—	(1,320)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,716)	—	—	16,716	—
Decrease in fair value of derivatives	—	—	—	—	(2,377)	(330)	(2,707)
Tax benefit from share-based compensation	—	—	1,053	—	—	—	1,053
Net income attributable to Corporate Office Properties Trust	—	—	—	53,965	—	7,351	61,316
Dividends	—	—	—	(86,938)	—	—	(86,938)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(12,170)	(12,170)
Net contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	3,349	3,349
Net distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	(434)	(434)

Balance at December 31, 2008 (51,790,442 common shares outstanding)	81	518	1,112,734	(162,572)	(4,749)	136,411	1,082,423
Conversion of common units to common shares (2,841,394 shares)	—	28	61,627	—	—	(61,655)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (464,601 shares)	—	4	5,222	—	—	—	5,226
Share-based compensation	—	3	10,599	—	—	—	10,602
Restricted common share redemptions (79,343 shares)	—	—	(2,049)	—	—	—	(2,049)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,072)	—	—	21,072	—
Adjustments related to derivatives designated as cash flow hedges	—	—		—	2,842	585	3,427
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—		(152)
Net income attributable to Corporate Office Properties Trust	—	—		56,329	—	4,970	61,299
Dividends	—	—	—	(103,698)	—		(103,698)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(8,622)	(8,622)
Net contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	786	786
Net distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	(435)	(435)

Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$61,299	$61,316	$35,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	111,811	104,968	108,181
Amortization of deferred financing costs	4,214	3,843	3,583
Amortization of above or below market leases	(2,126)	(2,064)	(1,985)
Gain on sales of real estate	—	(4,208)	(6,979)
Other gain on sales	(442)	(49)	(1,033)
Amortization of debt discounts	3,412	3,873	3,400
Share-based compensation	10,602	9,036	6,643
Gain on redemption of 3.5% Exchangeable Senior Notes	—	(8,101)	—
Settlement of previously accreted interest expense	—	(1,652)	—
Other	(3,567)	(1,909)	(657)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(1,296)	(10,594)	(11,988)
(Increase) decrease in accounts receivable	(3,634)	11,128	1,544
Increase in restricted cash and marketable securities and prepaid and other assets	(2,745)	(15,061)	(5,040)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	15,787	31,136	(3,250)
Increase (decrease) in rents received in advance and security deposits	1,502	(770)	10,030

Net cash provided by operating activities	194,817	180,892	138,391

Cash flows from investing activities
Purchases of and additions to properties	(251,565)	(280,639)	(353,117)
Proceeds from sales of properties	65	33,412	21,684
Proceeds from sale of non-real estate investment	—	91	2,526
Mortgage loans receivable funded or acquired	(82,413)	(25,251)	—
Leasing costs paid	(8,786)	(7,670)	(12,182)
(Increase) decrease in restricted cash associated with investing activities	(768)	(842)	16,018
Purchases of furniture, fixtures and equipment	(2,287)	(3,581)	(1,663)
Other	(3,322)	(6,342)	(1,670)

Net cash used in investing activities	(349,076)	(290,822)	(328,404)

Cash flows from financing activities
Proceeds from mortgage and other loans payable	1,066,413	1,080,999	867,842
Repayments of debt
Balloon payments	(863,243)	(988,945)	(559,467)
Scheduled principal amortization	(11,489)	(13,668)	(19,928)
Repurchase of 3.5% Exchangeable Senior Notes	—	(25,238)	—
Deferred financing costs paid	(3,388)	(6,461)	(4,171)
Net proceeds from issuance of common shares	77,052	141,758	7,446
Dividends paid	(100,095)	(83,753)	(74,277)
Distributions paid	(9,579)	(12,002)	(11,188)
Restricted share redemptions	(2,049)	(1,320)	(351)
Other	2,124	697	822

Net cash provided by financing activities	155,746	92,067	206,728

Net increase (decrease) in cash and cash equivalents	1,487	(17,863)	16,715
Cash and cash equivalents
Beginning of period	6,775	24,638	7,923

End of period	$8,262	$6,775	$24,638

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and per unit data)

1. Organization and Business

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company") is a fully-integrated and self-managed real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors. We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities. As of December 31, 2009, our investments in real estate included the following:

  •
  249 wholly owned operating properties totaling 19.1 million square feet;

  •
  17 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.1 million square feet upon completion;

  •
  wholly owned land parcels totaling 1,521 acres that we believe are potentially developable into approximately 13.5 million square feet; and

  •
  partial ownership interests in a number of other real estate projects in operations, under redevelopment or held for future development.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), for which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
Common Units	92%	86%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units	100%	100%

        Three of our trustees controlled, either directly or through ownership by other entities or family members, an additional 7% of the Operating Partnership's common units.

        In addition to owning real estate, the Operating Partnership also owns entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The Consolidated Financial Statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which we have a majority voting interest and control. We also consolidate certain entities when control of such entities can be achieved through means other than

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

voting rights ("variable interest entities" or "VIEs") if we are deemed to be the primary beneficiary of such entities. We eliminate all significant intercompany balances and transactions in consolidation.

        We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity's operations but cannot control the entity's operations. We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over its operations.

        In preparing the Consolidated Financial Statements, we evaluated subsequent events occurring through February 19, 2010, the date the financial statements were issued.

Reclassification

        We reclassified certain amounts from prior periods to conform to the current period presentation of our Consolidated Financial Statements. As discussed further below, we retrospectively adopted newly issued accounting standards issued by the Financial Accounting Standards Board ("FASB") that affected our accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share. This resulted in certain adjustments to amounts previously reported, including changes that affected our previously reported net income attributable to our common shareholders and earnings per common share.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our accounting for noncontrolling interests (the "NI Standard"). The standard establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for deconsolidation of subsidiaries. It requires all entities to report noncontrolling (previously known as minority) interests in subsidiaries that meet certain criteria as equity in the Consolidated Financial Statements. The standard also requires that consolidated net income be adjusted to include net income attributable to noncontrolling interests. In addition, the standard requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions. The presentation and disclosure requirements under the standard are being applied retrospectively for all periods presented. The standard primarily affected how we present noncontrolling interests on our consolidated balance sheets, statements of operations and cash flows but did not otherwise have a material effect on our financial position, results of operations or cash flows.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our accounting for convertible debt instruments (the "CD Standard"). The standard requires that the initial proceeds from convertible debt instruments that may be settled in cash, including partial cash settlements, be allocated between a liability component and an equity component associated with the embedded conversion option. This pronouncement's objective is to require the liability and equity components of convertible debt to be separately accounted for in order to enable interest expense to be recorded at a rate that would reflect the issuer's conventional debt borrowing rate (previously, interest expense on such debt was recorded based on the contractual rate of interest under the debt). Under this pronouncement, the liability component is recorded at its fair value, as calculated based on the present value of its cash flows discounted using the issuer's conventional debt borrowing rate. The

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

equity component is recorded based on the difference between the debt proceeds and the fair value of the liability. The difference between the liability's principal amount and fair value is reported as a debt discount and amortized as interest expense over the debt's expected life using the effective interest method. The provisions of the standard are being applied retrospectively to all periods presented. The standard affected the accounting for our 3.5% Exchangeable Senior Notes (the "Exchangeable Notes"), resulting in our retroactive reclassification from debt to equity of $21,309, representing the debt discount, effective upon the origination of the Exchangeable Notes in September 2006. We also commenced amortization of this debt discount effective September 2006. In addition, we reclassified $465 of the original finance fees incurred in relation to the Exchangeable Notes to equity effective September 2006. We expect to amortize the remaining unamortized discount as of December 31, 2009 of $6,353 into interest expense through September 2011.

        The tables below set forth the changes to our net income and balance sheet for the periods included herein resulting from our adoption of the NI Standard and CD Standard:

	For the Years Ended December 31,
	2008	2007
Net income as previously reported	$58,668	$34,784
Net income attributable to noncontrolling interests related to NI Standard	8,147	4,220
Adjustment to interest expense related to CD Standard	(3,224)	(3,062)
Adjustment to gain on early extinguishment of debt related to CD Standard	(2,275)	—

Net income, as adjusted	$61,316	$35,942

Balance Sheet line item	December 31, 2008, as Previously Reported	Adjustments Related to CD Standard	Adjustments Related to NI Standard	December 31, 2008, as Adjusted
Properties, net	$2,776,889	$1,577	$—	$2,778,466
Deferred charges, net	52,006	(205)	—	51,801
3.5% Exchangeable Senior Notes	162,500	(9,872)	—	152,628
Minority interest	137,865	(1,454)	(136,411)	—
Equity	933,314	12,698	136,411	1,082,423

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

        Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and notes receivable, the allocation of real estate acquisition costs, the determination of estimated useful lives of assets, the evaluation of impairment of long-lived assets, the amount of revenue recognized relating to tenant improvements and the level of expense recognized in connection with share-based compensation. Actual results could differ from these and other estimates.

Acquisitions of Real Estate

        We allocate the purchase price of acquired properties to tangible and identified intangible assets based on their fair values at the date of acquisition. In making estimates of fair values for purposes of allocating a purchase price, we use a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We allocate the costs of real estate acquisitions to the following components:

  •
  properties based on a valuation of the acquired property performed with the assumption that the property is vacant upon acquisition (the "if vacant value"). The if-vacant value is allocated between land, buildings, tenant improvements and equipment;

  •
  above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease (including those under bargain renewal options). The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases (including periods under bargain renewal options);

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

  •
  tenant relationship value based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors;

  •
  in-place real estate tax credit based on the present value of the expected benefit from any real estate tax credit arrangements in place on the property at the time of acquisition; and

  •
  market concentration premium based on our estimate of the additional amount that we pay for a property over the fair value of assets in connection with our market strategy of increasing our presence in regional submarkets.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

Properties

        We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses, where appropriate. We capitalize interest expense, real estate taxes, direct and indirect project costs and other costs associated with real estate undergoing construction and development activities. The preconstruction stage of development of an operating property (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. We continue to capitalize these costs while construction and development activities are underway until a property becomes "operational," which occurs upon the earlier of when leases commence on space or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed property's space in the period prior to one year from the cessation of major construction activities, we consider that property to be "partially operational." When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed properties as they become operational.

        We depreciate our assets using the straight-line method over their estimated useful lives as follows:

• Buildings and building improvements	10-40 years
• Land improvements	10-20 years
• Tenant improvements on operating properties	Related lease terms
• Equipment and personal property	3-10 years

        If events or circumstances indicate that a property to be held and used may be impaired, we perform a recoverability analysis based on the estimated undiscounted cash flows to be generated by the property. If the analysis indicates that the carrying value of the property is not recoverable from future cash flows, the property is written down to fair value and an impairment loss is recognized. Fair values are determined based on appraisals and/or estimated future cash flows using market-based discount and capitalization rates.

        When we determine that a real estate asset is held for sale, we discontinue the recording of depreciation expense of the asset and estimate the sales price, net of selling costs; if we then determine that the estimated sales price, net of selling costs, is less than the net book value of the asset, we recognize an impairment loss equal to the difference and reduce the carrying amounts of assets.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

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

Accounts Receivable

        Accounts receivable are reported net of an allowance for bad debts of $2,516 at December 31, 2009 and $1,455 at December 31, 2008. We use judgment in estimating the uncollectability of our accounts receivable based primarily upon the payment history and credit status of the entities associated with the individual accounts.

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

        We recognize fees received for lease terminations as revenue and write off against such revenue any (1) deferred rents receivable and (2) deferred revenue and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is generally recognized evenly over the remaining life of the new or modified lease in place on that property.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

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

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

        We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled "Acquisitions of Real Estate." We amortize the intangible assets and deferred revenue as follows:

• Above- and below-market leases	Related lease terms
• In-place lease assets	Related lease terms
• Tenant relationship value	Estimated period of time that tenant will lease space in property
• In-place real estate tax credits	Term of credit arrangement
• Market concentration premium	40 years

        We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue; we refer to this amortization as amortization of deferred market rental revenue. We recognize the amortization of in-place real estate tax credits as adjustments to property operating expenses. We recognize the amortization of other intangible assets on real estate acquisitions as amortization expense.

Deferred Charges

        We defer costs that we incur to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the remaining life of the lease.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

Derivatives

        Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Derivatives are used to hedge the variable cash flows associated with existing as well as future variable-rate debt. We recognize all derivatives as assets or liabilities in the balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive loss ("AOCL") and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

        We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date.

        Please refer to Note 10 for additional information pertaining to interest rate derivatives.

Noncontrolling Interests

        As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. We also do not own 100% of certain consolidated real estate joint ventures. The amounts reported for noncontrolling interests on our Consolidated Balance Sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for noncontrolling interests on our Consolidated Statements of Operations represent the portion of these entities' net income not allocated to us.

        Common units of the Operating Partnership ("common units") are substantially similar economically to our common shares of beneficial interest ("common shares"). Common units not owned by us are also exchangeable into our common shares, subject to certain conditions.

        The Operating Partnership has 352,000 Series I Preferred Units issued to an unrelated party that have an aggregate liquidation preference of $8,800 ($25.00 per unit), plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by the Operating Partnership at our option any time after September 22, 2019. The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for common shares in accordance with the terms of the Operating Partnership's agreement of limited partnership.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Share ("EPS")

        We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the year. Our computation of diluted EPS is similar except that:

  •
  the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the year attributable to share-based compensation using the treasury stock method; and

  •
  the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2009	2008	2007
Numerator:
Income from continuing operations	$59,957	$56,554	$30,199
Add: Gain on sales of real estate, net	—	1,104	2,037
Less: Preferred share dividends	(16,102)	(16,102)	(16,068)
Less: Income from continuing operations attributable to noncontrolling interests	(4,839)	(6,799)	(3,160)
Less: Income from continuing operations attributable to restricted shares	(1,010)	(728)	(517)

Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	38,006	34,029	12,491
Add: Discontinued operations, net	1,342	3,658	3,706
Less: Discontinued operations, net attributable to noncontrolling interests	(131)	(552)	(581)

Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$39,217	$37,135	$15,616

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	55,930	48,132	46,527
Dilutive effect of stock option awards	477	688	991

Denominator for diluted EPS	56,407	48,820	47,518

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.68	$0.71	$0.27
Discontinued operations attributable to COPT common shareholders	0.02	0.06	0.07

Net income attributable to COPT common shareholders	$0.70	$0.77	$0.34

Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.68	$0.70	$0.26
Discontinued operations attributable to COPT common shareholders	0.02	0.06	0.07

Net income attributable to COPT common shareholders	$0.70	$0.76	$0.33

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

        Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2009	2008	2007
Conversion of common units	5,717	8,107	8,296
Conversion of convertible preferred units	176	176	176
Conversion of convertible preferred shares	434	434	425
Anti-dilutive share-based compensation awards	494	1,142	695

        As discussed in Note 9, the Operating Partnership has outstanding 3.50% Exchangeable Senior Notes that are due in 2026. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate of 18.9413 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2009 and is equivalent to an exchange price of $52.79 per common share). The Exchangeable Senior Notes did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that affected our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share. The standard requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The standard was effective for us beginning January 1, 2009 and interim periods within that year, and the EPS of prior periods was adjusted retrospectively. Our adoption of the standard had a decreasing effect on our EPS in the current and in prior periods at a level that was not material.

Share-Based Compensation

        We have historically issued two forms of share-based compensation: options to purchase common shares ("options") and restricted common shares ("restricted shares"). We account for our share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

        When we adopted the authoritative guidance on accounting for share-based compensation, we elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method enabled us to use a simplified method to establishing the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which was available to absorb tax deficiencies recognized subsequent to the adoption of this guidance.

        We compute the fair value of share options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of our common shares. Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

Fair Value of Financial Instruments

        Accounting standards define fair value as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standards also establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is most significant to the fair value measurement.

        The assets held in connection with our non-qualified elective deferred compensation plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our Consolidated Balance Sheet using quoted market prices. The assets are treated as trading securities for accounting purposes and included in the line entitled restricted cash and marketable securities on our Consolidated Balance Sheet. The offsetting liability is adjusted to fair value at the end of each accounting period based on the fair value

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

of the plan assets and reported in other liabilities on our consolidated balance sheet. The assets and corresponding liability of our non-qualified elective deferred compensation plan are classified in Level 1 of the fair value hierarchy.

        The valuation of our interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2009, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2009 and 2008:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009:
Assets:
Deferred compensation plan assets(1)	$6,685	$—	$—	$6,685

Liabilities:
Deferred compensation plan liability(2)	$6,685	$—	$—	$6,685
Interest rate derivatives(2)	—	1,737	—	1,737

Liabilities	$6,685	$1,737	$—	$8,422

December 31, 2008:
Assets:
Deferred compensation plan assets(1)	$4,549	$—	$—	$4,549

Liabilities:
Deferred compensation plan liability(2)	$4,549	$—	$—	$4,549
Interest rate derivatives(2)	—	5,102	—	5,102

Liabilities	$4,549	$5,102	$—	$9,651

(1)
Included in the line entitled "restricted cash and marketable securities" on our Consolidated Balance Sheet.

(2)
Included in the line entitled "other liabilities" on our Consolidated Balance Sheet.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

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

        As discussed in Note 8, we own warrants to purchase common shares in an equity method investee that we accounted for as derivatives in 2009 until December 2009 when the terms of the warrants were amended. The valuation of these warrants was determined using the Flexible Monte Carlo valuation technique. This technique factors in the price and volatility of the underlying common stock, the exercise price of the warrant agreements, the risk-free rate of return, the probability of exercise and the effect of sub-optimal exercise behaviors. The various inputs used in the valuation of the warrants fall within each of the three levels of the fair value hierarchy. After considering the weighted effect of the various inputs on the valuations of the warrants, we determined that these valuations in their entirety are classified in Level 3 of the fair value hierarchy. The table below sets forth the changes in the warrants during the portion of 2009 in which they were accounted for as derivatives and classified as Level 3 financial instruments:

For the Year Ended December 31, 2009
Beginning balance	$—
Purchases	636
Net realized gain included in interest and other income	587
Transfers in and out of Level 3	(1,223)

Ending balance	$—

For additional fair value information, please refer to Note 8 for mortgage loans receivable, Note 9 for debt and Note 10 for derivatives.

Other Recent Accounting Pronouncements

        The FASB issued an accounting standard that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard does not require or permit any new fair value measurements but does apply under other accounting pronouncements that require or permit fair value measurements. The changes to practice resulting from the standard relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. An amendment to this standard deferred the effective date of the standard for all non-financial assets and

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted the standard for our non-financial assets and non-financial liabilities; this adoption did not have a material effect on our financial position, results of operations or cash flows.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The standard requires us now to expense transaction costs associated with property acquisitions occurring subsequent to the pronouncement's effective date. We expensed $1,967 in costs in connection with acquisitions in 2009 that we would have capitalized under our practice prior to the effective date of the standard. Other than the effect this change had in 2009 and will have in connection with future acquisitions, our adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

        We adopted an accounting standard issued by the FASB effective January 1, 2009 that expanded the disclosure requirements for derivative instruments and for hedging activities in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under applicable accounting standards; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The standard required additional disclosure regarding derivatives in our notes to financial statements but did not otherwise affect our financial position, results of operations or cash flows.

        In June 2009, the FASB issued guidance which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles for nongovernmental entities. The guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative Generally Accepted Accounting Principles for SEC registrants. The guidance became effective for us on July 1, 2009 and did not have a material effect on our Consolidated Financial Statements.

        In June 2009, the FASB issued amended guidance related to the accounting and disclosure requirements for the consolidation of entities when control of such entities can be achieved through means other than voting rights ("variable interest entities" or "VIEs"). This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the standard requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. The standard will become effective on January 1, 2010. We do not believe that our

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

2. Summary of Significant Accounting Policies (Continued)

adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

	For the Years Ended December 31,
	2009	2008	2007
United States Government	15%	15%	13%
Northrop Grumman Corporation(1)	8%	8%	9%
Booz Allen Hamilton, Inc.	6%	6%	7%
Five largest tenants	34%	35%	32%

(1)
Includes affiliated organizations and agencies and predecessor companies.

        We also derived in excess of 80% of our construction contract revenue from the United States Government in each of the years set forth on the Consolidated Statements of Operations.

        In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 15. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Greater Baltimore, Maryland ("Greater Baltimore"), Suburban Maryland and St. Mary's & King George Counties, are within close proximity to each other, and all but two of our regions (Colorado Springs, Colorado ("Colorado Springs") and San Antonio, Texas ("San Antonio")) are located in the Mid-Atlantic region of the United States.

4. Commercial Real Estate Properties

        Operating properties, net consisted of the following:

	December 31,
	2009	2008
Land	$479,545	$423,985
Buildings and improvements	2,445,775	2,202,995

	2,925,320	2,626,980
Less: accumulated depreciation	(415,043)	(343,110)

	$2,510,277	$2,283,870

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

4. Commercial Real Estate Properties (Continued)

        As of December 31, 2009, 431 and 437 Ridge Road, two office properties located in Dayton, New Jersey that we were under contract to sell along with a contiguous land parcel for $23,920, were classified as held for sale (Dayton, New Jersey is in the Central New Jersey Region). The components associated with these properties as of December 31, 2009 included the following:

December 31, 2009
Land, operating properties	$3,498
Land, development	512
Buildings and improvements	21,509
Construction in progress	583

26,102
Less: accumulated depreciation	(7,569)

$18,533

        Projects we had under construction or development consisted of the following:

	December 31,
	2009	2008
Land	$231,297	$220,863
Construction in progress	269,793	273,733

	$501,090	$494,596

2009 Acquisitions

        Through a series of transactions in October 2009, we acquired a 474,000 square foot office tower, a parking lot, a utility distribution center, four waterfront lots and riparian rights, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland for $123,211. These properties are referred to collectively herein as the "Canton Properties." The office building was 89.6% leased on the date of acquisition.

        Other acquisitions in 2009 included:

  •
  12515 Academy Ridge, a recently constructed 61,000 square foot operating property located in Colorado Springs that we believe can also support up to 90,000 additional developable square feet for $12,500 on June 26, 2009; and

  •
  1550 West Nursery Road, a newly constructed 162,000 square foot office property located in Linthicum, Maryland (in the Baltimore/Washington Corridor), and a 0.9 acre adjacent land parcel that we believe can support a retail or bank pad for $38,000 on October 28, 2009.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

4. Commercial Real Estate Properties (Continued)

        The table below sets forth the allocation of the acquisition costs of these properties:

Land, operating properties	$50,747
Land, development	17,941
Building and improvements	68,502
Construction in progress	5,100
Intangible assets on real estate acquisitions	32,883

Total assets	175,173
Below-market leases	(1,462)

Total acquisition cost	$173,711

        Intangible assets recorded in connection with the above acquisitions included the following:

		Weighted Average Amortization Period (in Years)
In-place lease value	$23,172	9
Tenant relationship value	2,141	13
Above-market leases	1,348	8
Acquired real estate tax credit	6,222	7

	$32,883	9

        We expensed $1,967 in costs in connection with the above acquistions in 2009 that are included in business development expenses on our Consolidated Statements of Operations.

2009 Construction and Development Activities

        During 2009, we had seven newly-constructed buildings totaling 750,000 square feet (three in the Baltimore/Washington Corridor, two in Colorado Springs and two in Suburban Maryland) become fully operational (85,000 of these square feet were placed into service in 2008) and placed into service 94,000 square feet in three partially operational properties (two in Colorado Springs and one in the Baltimore/Washington Corridor).

        As of December 31, 2009, we had construction underway on nine new buildings totaling 1.1 million square feet (three in the Baltimore/Washington Corridor, two in Greater Baltimore, two in Colorado Springs and two in San Antonio, Texas) (including the 94,000 square feet in operational properties described above). We also had development activities underway on seven new buildings totaling 756,000 square feet (two in the Baltimore/Washington Corridor, two in Greater Baltimore, two in San Antonio and one in St. Mary's County, Maryland). In addition, we had redevelopment underway on two properties totaling 565,000 square feet, including one through a consolidated joint venture (one in the Baltimore/Washington Corridor and one in Greater Philadelphia).

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

4. Commercial Real Estate Properties (Continued)

2008 Acquisitions

        We acquired the following office properties in 2008:

Project Name	Location	Date of Acquisition	Number of Buildings	Total Rentable Square Feet	Acquisition Cost
3535 Northrop Grumman Point	Colorado Springs	6/10/2008	1	124,305	$23,240
1560 Cable Ranch Road (Buildings A and B)	San Antonio	6/19/2008	2	122,975	17,317

			3	247,280	$40,557

        The table below sets forth the allocation of the acquisition costs of these properties:

Land, operating properties	$3,396
Building and improvements	32,478
Intangible assets on real estate acquisitions	7,631

Total assets	43,505
Below-market leases	(2,948)

Total acquisition cost	$40,557

        Intangible assets recorded in connection with the above acquisitions included the following:

		Weighted Average Amortization Period (in Years)
In-place lease value	$6,094	10
Tenant relationship value	1,537	12

	$7,631	11

        We also completed the following land acquisitions in 2008:

  •
  a 107-acre land parcel in Frederick, Maryland that we believe can support approximately 1.0 million developable square feet for $8,703 (Frederick, Maryland is in our Suburban Maryland region); and

  •
  land parcels totaling 46 acres located in San Antonio that we believe can support approximately 750,000 developable square feet for $10,570.

2008 Construction and Development Activities

        During 2008, we had seven newly-constructed buildings totaling 528,000 square feet (three in Colorado Springs, two in the Baltimore/Washington Corridor and two in San Antonio) become fully operational (89,000 of these square feet were placed into service in 2007) and placed into service 85,000 square feet in two partially operational properties (one in Suburban Maryland and one in

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

4. Commercial Real Estate Properties (Continued)

Colorado Springs). We also placed into service 59,000 redeveloped square feet in a property located in Northern Virginia.

2008 Dispositions

        We sold the following operating properties in 2008:

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
429 Ridge Road	Dayton, New Jersey	1/31/2008	1	142,385	$17,000	$1,365
7253 Ambassador Road	Woodlawn, Maryland	6/2/2008	1	38,930	5,100	1,278
47 Commerce Road	Cranbury, New Jersey	4/1/2008	1	41,398	3,150	—

			3	222,713	$25,250	$2,643

        The gain from these sales is included on the line of our Consolidated Statements of Operations entitled "discontinued operations, net of income taxes."

        During 2008, we also completed the sale of six recently constructed office condominiums located in Herndon, Virginia (in our Northern Virginia region) for sale prices totaling $8,388 in the aggregate. We recognized an aggregate gain before income taxes of $1,368 on these sales, which is included on the line of our Consolidated Statements of Operations entitled "gain on sales of real estate, net of income taxes."

5. Real Estate Joint Ventures

        During the periods included herein, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below:

Investment Balance at
December 31, 2009		December 31, 2008		Date Acquired	Ownership	Nature of Activity	Maximum Exposure to Loss(1)
$(5,088	)(2)	$(4,770	)(2)	9/29/2005	20%	Operates 16 buildings	$—

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

    (2)
    The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at December 31, 2009 and 2008 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

5. Real Estate Joint Ventures (Continued)

        A two-member management committee is responsible for making major decisions (as defined in the joint venture agreement) and we control one of its management committee positions. Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests. We earned fees from the joint venture totaling $119 in 2009, $268 in 2008 and $458 in 2007 for property management, construction and leasing services. We believe that this entity is a VIE under applicable accounting standards, but we do not believe that we are the primary beneficiary of the VIE due primarily to our partner's: (1) greater exposure to economic risks as a result of the magnitude of its investment in comparison to ours; and (2) rights to control the activities of the entity.

        The following table sets forth condensed balance sheets for this unconsolidated joint venture:

	December 31,
	2009	2008
Operating properties, net	$62,990	$62,308
Other assets	5,148	7,530

Total assets	$68,138	$69,838

Liabilities	$67,611	$67,725
Owners' equity	527	2,113

Total liabilities and owners' equity	$68,138	$69,838

        The following table sets forth condensed statements of operations for this unconsolidated joint venture:

	For the Years Ended December 31,
	2009	2008	2007
Revenues	$9,031	$9,593	$9,795
Property operating expenses	(3,438)	(3,371)	(3,467)
Interest expense	(3,981)	(3,992)	(4,162)
Depreciation and amortization expense	(3,198)	(3,242)	(3,334)

Net loss	$(1,586)	$(1,012)	$(1,168)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

5. Real Estate Joint Ventures (Continued)

        The table below sets forth information pertaining to our investments in consolidated joint ventures at December 31, 2009:

				December 31, 2009(1)
	Date Acquired	Ownership % at Assets	Nature of Activity	Total Assets	Pledged Assets	Total Liabilities
M Square Associates, LLC	6/26/2007	45.0%	Developing and operating buildings(2)	$56,085	$—	$12,460
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operates one building(3)	29,825	29,396	16,848
COPT Opportunity Invest I, LLC	12/20/2005	92.5%	Redeveloping one property(4)	29,233	—	4
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel(5)	7,212	—	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building(6)	3,920	—	91

				$126,275	$29,396	$29,403

(1)
Excluding amounts eliminated in consolidation.

(2)
This joint venture is developing and operating properties located in College Park, Maryland. We own a 90% interest in Enterprise Campus Developer, LLC, which in turn owns a 50% interest in M Square Associates, LLC.

(3)
This joint venture's property is in Hanover, Maryland (located in the Baltimore/Washington Corridor).

(4)
This joint venture's property is in Hanover, Maryland.

(5)
This joint venture's property is in Charles County, Maryland (located in our "Other" business segment).

(6)
This joint venture's property is in Lanham, Maryland (located in the Suburban Maryland region).

        We acquired our 45% economic interest in M Square Associates, LLC ("M Square") on January 29, 2008. We acquired this interest through our 90% ownership interest in Enterprise Campus Developer, LLC ("Enterprise Campus"), which in turn owns a 50% interest in M Square. M Square was created to ground lease, develop and manage office properties, approved for up to approximately 750,000 square feet, located in M Square Research Park in College Park, Maryland (in our Suburban Maryland region). Enterprise Campus's partner in M Square received a capital credit for the value of the land that it leased to the joint venture. Enterprise Campus is responsible for funding and obtaining financing for all development and construction activities; its members expect to fund a portion of the costs through capital contributions in proportion to their respective ownership interests, and the remaining costs for which third party financing cannot be obtained will be funded through loans from us. Net cash flows of M Square will be distributed to the partners as follows: (1) member loans and accrued interest; (2) Enterprise Campus's preferred return and capital contributions used to fund infrastructure costs; (3) the partners' preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member. Net cash flows of Enterprise Campus will then be distributed to its members as follows: (1) a $250 priority preferred return to us representing a return on a deposit we paid in lieu of a development bond on behalf of the joint venture; (2) the partners' preferred returns and capital investments in proportion to the partners' respective ownership interests; and (3) residual amounts according to a waterfall distribution schedule defined in the joint venture agreement under which our partner, who is acting as manager of day-to-day construction

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

5. Real Estate Joint Ventures (Continued)

activities of the project, receives returns incrementally higher than its ownership percentage as net cash flows to the joint venture increase.

        For Arundel Preserve #5, LLC, net cash flows will be distributed to the partners as follows: (1) member loans and accrued interest; (2) preferred returns in proportion to the partners' respective capital accounts; (3) repayment of any building operating reserves funded by us; and (4) residual cash flows in proportion to the partners' respective ownership interests. For COPT Opportunity Invest I, LLC and MOR Forbes 2 LLC, net cash flows will be distributed to the partners in proportion to and to the extent of (1) their preferred returns (as defined in the joint venture agreements) and (2) their capital accounts, and any residual amounts according to a waterfall distribution schedule defined in the joint venture agreements under which our partners, who are acting as managers of day-to-day construction activities of the projects, receive returns incrementally higher than their ownership percentages as net cash flows to the joint venture increase. For COPT-FD Indian Head, LLC, net cash flows will be distributed to the partners in proportion to their respective ownership interests.

        We determined that all of our consolidated joint ventures were VIEs under applicable accounting standards and that we are the primary beneficiary of each VIE because of factors relating to our exposure to the potential economic risks of the ventures due primarily to: (1) the magnitude of our investment in comparison to our partners'; and/or (2) our responsibility to obtain financing and/or fund the activities of the ventures.

        Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 18.

6. Intangible Assets on Real Estate Acquisitions

        Intangible assets on real estate acquisitions consisted of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$141,408	$70,659	$70,749	$118,235	$53,213	$65,022
Tenant relationship value	35,909	16,322	19,587	33,768	11,336	22,432
Above-market leases	10,165	7,138	3,027	8,817	5,542	3,275
Acquired real estate tax credit	6,222	—	6,222	—	—	—
Market concentration premium	1,333	247	1,086	1,333	214	1,119

	$195,037	$94,366	$100,671	$162,153	$70,305	$91,848

        Amortization of the intangible asset categories set forth above totaled $24,060 in 2009, $24,030 in 2008 and $32,157 in 2007. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: nine years; tenant relationship value: seven years; above-market leases: six years; acquired real estate tax credit: seven years; and market concentration premium: 33 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $17,595 for 2010; $15,199 for 2011; $13,006 for 2012; $10,574 for 2013 and $9,550 for 2014.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

7.    Deferred Charges

        Deferred charges consisted of the following:

	December 31,
	2009	2008
Deferred leasing costs	$79,370	$69,529
Deferred financing costs	23,255	21,027
Goodwill	1,853	1,853
Deferred other	46	131

	104,524	92,540
Accumulated amortization	(51,103)	(40,739)

Deferred charges, net	$53,421	$51,801

8.    Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consisted of the following:

	December 31,
	2009	2008
Prepaid expenses	$19,769	$18,357
Construction contract costs incurred in excess of billings	19,556	21,934
Mortgage loans receivable(1)	12,773	29,380
Furniture, fixtures and equipment, net	12,633	12,819
Investment in unconsolidated entity	9,461	6,055
Other assets	7,763	5,244

Prepaid expenses and other assets	$81,955	$93,789

    (1)
    The fair value of our mortgage loans receivable totaled $15,126 at December 31, 2009 and $28,951 at December 31, 2008.

        Included in mortgage loans receivable at December 31, 2008 are amounts loaned to the party which later sold us the Canton Properties. We had a secured interest in the ownership of the entity that owned the property that was subordinate to that of a first mortgage on the property. Immediately prior to acquiring the Canton Properties, we acquired the first mortgage loan on the property along with accrued interest thereon for $72,461. In connection with our acquisition of the Canton Properties, we cancelled the subordinate mortgage loan and interest thereon due to us from the seller totaling $30,014 and also cancelled amounts due from the seller under the first mortgage loan.

        Our investment in unconsolidated entity reflected above consists of common stock (14.8% of the common stock outstanding at December 31, 2009) and warrants to purchase additional common shares. This entity supports the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We use the equity method of accounting for this investment. We accounted for the warrants as derivatives until December 2009 when the terms of the warrants were amended. During the period of time in 2009 in which we accounted for these warrants as derivatives, we recognized increases in the warrants' fair value of $587 as interest and other income on our Consolidated Statements of Operations. In

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

8.    Prepaid Expenses and Other Assets (Continued)

connection with our equity method investment in this unconsolidated entity, which recognized expense in connection with the warrants, we recognized a loss of $623 in 2009 and income of $55 in 2008. We also recognized $315 in revenue from a lease with this unconsolidated entity in one of our properties.

9.    Debt

        Our debt consisted of the following:

		Carrying Value at December 31,
	Maximum Availability at December 31, 2009				Scheduled Maturity Dates at December 31, 2009
				Stated Interest Rates at December 31, 2009
		2009	2008
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$365,000	$392,500	LIBOR + 0.75% to 1.25%(1)	September 30, 2011(2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans(3)	N/A	1,166,443	967,617	5.20%-7.94%(4)	2010-2034(5)
Revolving Construction Facility	225,000	76,333	81,267	LIBOR + 1.60% to 2.00%(6)	May 2, 2011(2)
Other variable rate secured loans	N/A	271,146	221,400	LIBOR + 2.25% to 3.00%(7)	2012-2014(2)
Other construction loan facilities	23,400	16,753	40,589	LIBOR + 2.75%(8)	2011(2)

Total mortgage and other secured loans		1,530,675	1,310,873

Unsecured notes payable(9)	N/A	2,019	750	0%	2026

Total mortgage and other loans payable		1,897,694	1,704,123
3.5% Exchangeable Senior Notes	N/A	156,147	152,628	3.50%	September 2026(10)

Total debt		$2,053,841	$1,856,751

(1)
The weighted average interest rate on the Revolving Credit Facility was 1.03% at December 31, 2009.

(2)
Includes loans that may be extended for a one-year period at our option, subject to certain conditions.

(3)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $371 at December 31, 2009 and $501 at December 31, 2008.

(4)
The weighted average interest rate on these loans was 6.00% at December 31, 2009.

(5)
A loan with a balance of $4,660 at December 31, 2009 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(6)
This loan is described in further detail below. The weighted average interest rate on this loan was 1.84% at December 31, 2009

(7)
The loans in this category at December 31, 2009 are subject to floor interest rates ranging from 4.25% to 5.50%.

(8)
The interest rate on this loan was 3.00% at December 31, 2009.

(9)
The carrying value of these notes reflects unamortized discounts totaling $1,242 at December 31, 2009.

(10)
Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.

        Our Revolving Credit Facility is with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC act as co-lead arrangers, KeyBank National Association as

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

9.    Debt (Continued)

administrative agent and Wachovia Bank, National Association as syndication agent. The lenders' aggregate commitment under the facility is $600,000, which includes a $50,000 letter of credit subfacility and a $50,000 swingline facility (same-day draw requests), with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $800,000, subject to certain conditions. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, subject to certain conditions. As of December 31, 2009, the maximum amount of borrowing capacity under this facility totaled $600,000, of which $235,000 was available.

        On May 2, 2008, we entered into a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. acted as arranger, KeyBank National Association acted as administrative agent, Bank of America, N.A. acted as syndication agent and Manufacturers and Traders Trust Company acted as documentation agent; this loan is referred to in the table above as the "Revolving Construction Facility." The construction loan agreement provides for an aggregate commitment by the lenders of $225,000, with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $325,000, subject to certain conditions. Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral. Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties' construction budgets, subject to certain other loan-to-value and debt coverage requirements. As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement's aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral. The construction loan agreement matures on May 2, 2011 and may be extended by one year at our option, subject to certain conditions. The variable interest rate on each loan is based on one of the following, to be selected by us: (1) subject to certain conditions, the LIBOR rate for the interest period designated by us (customarily the one-month rate) plus 1.6% to 2.0%, as determined by our leverage levels at different points in time; or (2) the greater of (a) the prime rate of the lender then acting as agent or (b) the Federal Funds Rate, as defined in the construction loan agreement, plus 0.50%. Interest is payable at the end of each interest period (as defined in the agreement), and principal outstanding under each loan under the agreement is payable on the maturity date. The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

        On July 18, 2008, we borrowed $221,400 under a mortgage loan requiring interest only payments for the term at a variable rate of LIBOR plus 225 basis points, subject to a floor of 4.25%. This loan facility has a four-year term with an option to extend by an additional year.

        In 2006, our Operating Partnership issued a $200,000 aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. Interest on the notes is payable on March 15 and September 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

9.    Debt (Continued)

18.9413 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2009 and is equivalent to an exchange price of $52.79 per common share). On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to September 11, 2011, subject to certain exceptions, if (1) a "fundamental change" occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such "fundamental change," we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a "make whole premium." The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership's obligations under the notes are fully and unconditionally guaranteed by us. In November 2008, we repurchased a $37,500 aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26,654 from which we recognized a gain of $8,101, net of unamortized loan issuance costs. The carrying value of these notes included an unamortized discount totaling $6,353 at December 31, 2009 and $9,872 at December 31, 2008. The effective interest rate under the notes, including amortization of the discount, was 5.97%. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	2009	2008	2007
Interest expense at stated interest rate	$5,687	$6,850	$7,000
Interest expense associated with amortization of discount	3,520	4,016	3,845

Total	$9,207	$10,866	$10,845

        In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral. Many of our real estate properties were pledged on loan obligations as of December 31, 2009. Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2009, we were in compliance with these financial covenants.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

9.    Debt (Continued)

        Our debt matures on the following schedule:

2010	$66,342
2011	735,585
2012	269,158
2013	143,676
2014	144,188
Thereafter	702,116

Total	$2,061,065	(1)

    (1)
    Represents scheduled principal amortization and maturities only and therefore excludes net discount of $7,224.

        Weighted average borrowings under our Revolving Credit Facility totaled $384,716 in 2009 and $412,753 in 2008. The weighted average interest rate on this credit facility was 2.75% in 2009 and 4.38% in 2008.

        We capitalized interest costs of $15,461 in 2009, $18,312 in 2008 and $19,964 in 2007.

        The following table sets forth information pertaining to the fair value of our debt:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$1,324,609	$1,252,126	$1,120,995	$1,010,127
Variable-rate debt	729,232	704,508	735,756	702,092

	$2,053,841	$1,956,634	$1,856,751	$1,712,219

10.    Interest Rate Derivatives

        The following table sets forth the key terms and fair values of our interest rate swap derivatives at December 31, 2009 and 2008, all of which are interest rate swaps:

				Fair Value at December 31,
Notional Amount	One-Month LIBOR base	Effective Date	Expiration Date
				2009	2008
$100,000	1.9750%	1/1/2010	5/1/2012	$(1,068)	$(209)
120,000	1.7600%	1/2/2009	5/1/2012	(669)	(478)
100,000	2.5100%	11/3/2008	12/31/2009	—	(1,656)
50,000	4.3300%	10/23/2007	10/23/2009	N/A	(1,449)
50,000	5.0360%	3/28/2006	3/30/2009	N/A	(540)
25,000	5.2320%	5/1/2006	5/1/2009	N/A	(385)
25,000	5.2320%	5/1/2006	5/1/2009	N/A	(385)

				$(1,737)	$(5,102)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

10.    Interest Rate Derivatives (Continued)

        Each of these interest rate swaps were designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet as of December 31, 2009:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other liabilities	$(1,737)

        The table below presents the effect of our interest rate derivatives on our Consolidated Statements of Operations and comprehensive income in 2009:

Amount of loss recognized in AOCL (effective portion)	$(3,253)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(6,680)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	(261)

        Over the next 12 months, we estimate that approximately $2,928 will be reclassified from AOCL as an increase to interest expense.

        We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations. These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreements. As of December 31, 2009, the fair value of interest rate derivatives in a liability position related to these agreements was $1,737, excluding the effects of accrued interest. As of December 31, 2009, we had not posted any collateral related to these agreements. We are not in default with any of these provisions. If we breached any of these provisions, we would be required to settle our obligations under the agreements at their termination value of $1,898.

11.    Shareholders' Equity

Preferred Shares

        At December 31, 2009, we had 15.0 million preferred shares of beneficial interest ("preferred shares") authorized at $0.01 par value. The table below sets forth additional information pertaining to our preferred shares:

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

11.    Shareholders' Equity (Continued)

        Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares are also convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share, in accordance with the terms of the Articles Supplementary describing the Series K Preferred Shares. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of preferred units in the Operating Partnership owned by us that carries substantially the same terms.

Common Shares

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

        Common units in our Operating Partnership were converted into common shares on the basis of one common share for each common unit in the amount of 2,841,394 in 2009, 258,917 in 2008 and 554,221 in 2007.

        We declared dividends per common share of $1.53 in 2009, $1.425 in 2008 and $1.30 in 2007.

        See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

        The table below sets forth activity in the accumulated other comprehensive loss component of shareholders' equity:

	For the Years Ended December 31,
	2009	2008	2007
Beginning balance	$(4,749)	$(2,372)	$(693)
Amount of loss recognized in AOCL (effective portion)	(3,253)	(2,769)	(2,025)
Amount of loss reclassified from AOCL to income	6,680	62	62
Adjustment to AOCL attributable to noncontrolling interests	(585)	330	284

Ending balance	$(1,907)	$(4,749)	$(2,372)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

11.    Shareholders' Equity (Continued)

        The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Years Ended December 31,
	2009	2008	2007
Net income	$61,299	$61,316	$35,942
Amount of loss recognized in AOCL (effective portion)	(3,253)	(2,769)	(2,025)
Amount of loss reclassified from AOCL to income	6,680	62	62

Total comprehensive income	64,726	58,609	33,979
Net income attributable to noncontrolling interests	(4,970)	(7,351)	(3,741)
Other comprehensive loss (income) attributable to noncontrolling interests	(349)	403	303

Total comprehensive income attributable to COPT	$59,407	$51,661	$30,541

12.    Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

        On May 2008, we adopted the 2008 Omnibus Equity and Incentive Plan, under which we may issue equity-based awards to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. This plan expires on May 22, 2018.

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

        Trustee options under these plans become exercisable beginning on the first anniversary of their grant. The vesting periods for employees' options under this plan vary from award to award. Options expire ten years after the date of grant. Restricted shares vest based on increments and over periods of time set forth under the terms of the respective awards. Shares for each of our share-based compensation plans are issued under registration statements on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

12. Share-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes option transactions under the plans described above:

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,556,519	$7.38-$50.59	$20.18
Granted—2007	297,691	$42.40-$57.00	$47.87
Forfeited/Expired—2007	(99,177)	$20.34-$53.16	$42.31
Exercised—2007	(613,689)	$5.25-$44.73	$12.18

Outstanding at December 31, 2007	2,141,344	$7.38-$57.00	$25.29	6	$22,639
Granted—2008	40,000	$37.81	$37.81
Forfeited/Expired—2008	(51,786)	$8.00-$53.16	$43.07
Exercised—2008	(180,239)	$7.63-$34.76	$15.72

Outstanding at December 31, 2008	1,949,319	$7.38-$57.00	$25.96	5	$18,744
Granted—2009	50,000	$29.98-$37.61	$31.51
Forfeited/Expired—2009	(32,812)	$25.52-$53.16	$44.33
Exercised—2009	(464,601)	$7.38-$35.87	$11.25

Outstanding at December 31, 2009	1,501,906	$8.63-$57.00	$30.29	5	$14,579

Exercisable at December 31, 2007	1,507,876	(1)	$18.05

Exercisable at December 31, 2008	1,657,956	(2)	$22.60

Exercisable at December 31, 2009	1,389,141	(3)	$29.42	5	$14,313

Options expected to vest	1,501,151		$30.28	5	$14,579

(1)
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

(2)
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

(3)
83,441 of these options had an exercise price ranging from $8.63 to $10.99; 345,792 had an exercise price ranging from $11.00 to $16.99; 172,914 had an exercise price ranging from $17.00 to $25.99; 190,287 had an exercise price ranging from $26.00 to $34.99; 343,040 had an exercise price ranging from $35.00 to $43.99; and 253,667 had an exercise price ranging from $44.00 to $57.00.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

12. Share-Based Compensation and Employee Benefit Plans (Continued)

        The aggregate intrinsic value of options exercised was $10,378 in 2009, $3,682 in 2008 and $23,627 in 2007.

        We computed share-based compensation expense under the fair value method using the Black-Scholes option-pricing model; the weight average assumptions we used in that model are set forth below:

	For the Years Ended December 31,
	2009	2008(4)	2007
Weighted average fair value of grants on grant date	$10.15	$8.00	$9.58
Risk-free interest rate(1)	2.20%	3.62%	4.64%
Expected life-years	5.32	6.52	6.15
Expected volatility(2)	47.71%	24.22%	21.46%
Expected dividend yield(3)	3.77%	3.07%	3.24%

(1)
Ranged from 2.08% to 2.70% in 2009 and 4.53% to 4.91% in 2007.

(2)
Ranged from 47.60% to 48.17% in 2009 and 21.28% to 21.75% in 2007.

(3)
Ranged from 3.73% to 3.93% in 2009 and 3.12% to 3.35% in 2007.

(4)
Since one group of grants sharing the same terms took place in 2008, the assumptions used for such grants were uniform.

        The following table summarizes restricted share transactions under the plans described above:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	413,690	$29.51
Granted	141,359	49.50
Forfeited	(1,917)	50.57
Vested	(137,227)	22.54

Unvested at December 31, 2007	415,905	38.50
Granted	308,569	31.76
Forfeited	(19,851)	36.07
Vested	(142,195)	35.32

Unvested at December 31, 2008	562,428	35.69
Granted	340,660	25.30
Forfeited	(5,081)	29.83
Vested	(229,017)	35.74

Unvested at December 31, 2009	668,990	$30.43

Restricted shares expected to vest	637,522

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

12. Share-Based Compensation and Employee Benefit Plans (Continued)

        The aggregate intrinsic value of restricted shares that vested was $5,926 in 2009, $4,358 in 2008 and $2,649 in 2007.

        We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized windfall tax shortfall of $152 in 2009 and benefit of $1,053 in 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax. We did not realize a windfall tax benefit in 2007 because our taxable REIT subsidiary had a net operating loss carryforward for tax purposes; had our taxable REIT subsidiary not had a net operating loss carryforward in 2007, we would have recognized a windfall tax benefit of $1,691 in 2007.

        The table below sets forth information relating to expenses from share-based compensation included in our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
Increase in general and administrative expenses	$8,173	$6,324	$4,461
Increase in construction contract and other service operations expenses	2,429	2,712	2,182

Share-based compensation expense	$10,602	$9,036	$6,643

        We capitalized share-based compensation costs of approximately $620 in 2009, $769 in 2008 and $433 in 2007.

        The amounts included in our Consolidated Statements of Operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% to 7% for options and 2% to 5% for restricted shares for 2009 and 7% for options and a range of 2% to 5% for restricted shares for 2008 and 2007.

        As of December 31, 2009, there was $314 of unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted average period of less than one year. As of December 31, 2009, there was $12,078 of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years.

401(k) Plan

        We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation. For contributions to the plan occurring subsequent to December 31, 2008, we match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the Plan and 50% of the next 5% in participant contributions to the Plan (representing an aggregate match of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the Plan). For contributions to the plan occurring through December 31, 2008, we matched 50% of the first 6% of pre-tax and/or after-tax contributions that participants contributed to the plan. Participants' contributions are fully vested. For matching contributions made subsequent to December 31, 2008, a participant is 50% vested in matching contributions after one year of credited service and 100% vested after two years of credited service. For matching contributions made through December 31, 2008, a participant is 30% vested in matching contributions after one year of credited service, 60% vested after two years of credited service and

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

12. Share-Based Compensation and Employee Benefit Plans (Continued)

100% vested after three years of credited service. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $969 in 2009, $641 in 2008 and $442 in 2007. The 401(k) plan is fully funded at December 31, 2009.

Deferred Compensation Plan

        We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We match the participant's contribution in an amount equal to 50% of the participant's elective deferral for the plan year up to a maximum of 6% of a participant's annual compensation after deducting contributions, if any, made under our 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company's matching contribution is charged to expense and vests in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. The balance of the plan, which was fully funded, totaled $6,685 at December 31, 2009 and $4,549 at December 31, 2008, and is included in the accompanying Consolidated Balance Sheets.

13. Operating Leases

        We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2009 were as follows:

For the Years Ending December 31,
2010	$329,574
2011	285,007
2012	250,741
2013	203,556
2014	173,151
Thereafter	530,721

Total	$1,772,750

        We consider a lease to be noncancelable when a tenant (1) may not terminate its lease obligation early or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would be highly unlikely.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

14. Supplemental Information to Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Interest paid, net of capitalized interest	$73,389	$81,335	$83,588

Income taxes paid	$317	$1,115	$123

Supplemental schedule of non-cash investing and financing activities:
Cancellation of mortgage loans receivable in connection with acquisition of properties	$102,575	$—	$—

Debt and other liabilities assumed in connection with acquisitions	$3,085	$—	$38,996

Issuance of common shares in connection with acquisition of properties	$—	$—	$156,691

Issuance of preferred shares in connection with acquisition of properties	$—	$—	$26,583

Proceeds from sales of properties invested in restricted cash account	$—	$—	$701

Restricted cash used in connection with acquisitions of properties	$—	$—	$20,827

Issuance of common units in the Operating Partnership in connection with acquisition of properties	$—	$—	$12,125

Note receivable assumed upon sale of real estate property	$—	$—	$3,582

Increase (decrease) in accrued capital improvements and leasing costs	$6,256	$(14,799)	$8,638

Consolidation of real estate joint ventures:
Real estate assets	$—	$14,208	$3,864
Prepaid and other assets	—	(10,859)	1,021
Noncontrolling interest	—	(3,349)	(4,885)

Net adjustment	$—	$—	$—

Reclassification of operating assets to investment assets in connection with consolidation of real estate joint ventures	$—	$—	$16,725

Property acquired through lease arrangement included in rents received in advance and security deposits	$—	$—	$711

Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$3,365	$(2,769)	$(2,025)

Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$21,072	$16,716	$29,761

Dividends/distribution payable	$28,440	$25,794	$22,441

Decrease in noncontrolling interests and increase in shareholders' equity in connection with the conversion of common units into common shares	$61,654	$7,508	$25,408

15. Information by Business Segment

        As of December 31, 2009, we had nine primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Greater Baltimore; Colorado Springs; Suburban Maryland; Greater Philadelphia; St. Mary's & King George Counties; San Antonio; and Central New Jersey.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share and per unit data)

15. Information by Business Segment (Continued)

        The table below reports segment financial information for our real estate operations. Our segment entitled "Other" includes assets and operations not specifically associated with the other defined segments, including corporate assets and investments in unconsolidated entities. We measure the performance of our segments through a measure we define as net operating income from real estate operations ("NOI from real estate operations"), which is derived by subtracting property operating expenses from revenues from real estate operations. We believe that NOI from real estate operations is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Baltimore	Colorado Springs	Suburban Maryland	Greater Philadelphia	St. Mary's & King George Counties	San Antonio	Central New Jersey	Other	Intersegment Eliminations	Total
Year Ended December 31, 2009
Revenues from real estate operations	$197,610	$79,132	$58,275	$23,125	$19,620	$7,983	$13,960	$13,566	$2,423	$11,161	$—	$426,855
Property operating expenses	73,049	30,406	25,319	7,337	8,389	1,329	3,445	4,482	167	3,512	(29)	157,406

NOI from real estate operations	$124,561	$48,726	$32,956	$15,788	$11,231	$6,654	$10,515	$9,084	$2,256	$7,649	$29	$269,449

Additions to properties, net	$100,089	$7,673	$124,637	$22,593	$24,331	$9,126	$2,200	$38,353	$17	$2,003	$(21)	$331,001

Segment assets at December 31, 2009	$1,337,694	$452,990	$569,590	$270,358	$181,841	$105,372	$94,732	$134,986	$20,404	$213,019	$(964)	$3,380,022

Year Ended December 31, 2008
Revenues from real estate operations	$184,250	$75,974	$54,626	$20,343	$19,294	$10,025	$12,894	$9,311	$2,567	$10,707	$—	$399,991
Property operating expenses	65,474	29,520	23,978	7,284	7,102	202	3,245	2,425	344	3,296	(1,521)	141,349

NOI from real estate operations	$118,776	$46,454	$30,648	$13,059	$12,192	$9,823	$9,649	$6,886	$2,223	$7,411	$1,521	$258,642

Additions to properties, net	$87,678	$5,449	$17,132	$73,683	$39,468	$1,575	$2,801	$34,973	$43	$13,237	$(72)	$275,967

Segment assets at December 31, 2008	$1,267,362	$465,247	$439,114	$252,559	$155,487	$95,783	$95,288	$96,643	$21,179	$226,572	$(995)	$3,114,239

Year Ended December 31, 2007
Revenues from real estate operations	$171,339	$71,423	$54,418	$15,303	$16,624	$10,025	$12,618	$7,370	$4,846	$5,556	$—	$369,522
Property operating expenses	56,871	25,893	22,034	5,912	6,681	131	3,064	1,578	2,053	2,057	(1,145)	125,129

NOI from real estate operations	$114,468	$45,530	$32,384	$9,391	$9,943	$9,894	$9,554	$5,792	$2,793	$3,499	$1,145	$244,393

Additions to properties, net	$160,147	$23,645	$280,359	$50,101	$2,927	$1,236	$1,040	$3,204	$647	$61,046	$(1,955)	$582,397

Segment assets at December 31, 2007	$1,218,216	$483,549	$448,370	$181,861	$116,863	$96,051	$95,255	$59,295	$40,672	$193,220	$(988)	$2,932,364

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

15. Information by Business Segment (Continued)

        The following table reconciles our segment revenues from real estate operations to total revenues as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
Segment revenues from real estate operations	$426,855	$399,991	$369,522
Construction contract and other service revenues	343,087	188,385	41,225
Less: Revenues from discontinued operations (Note 17)	(2,423)	(2,771)	(6,281)

Total revenues	$767,519	$585,605	$404,466

        The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
Segment property operating expenses	$157,406	$141,349	$125,129
Less: Property expenses from discontinued operations (Note 17)	(92)	(297)	(2,168)

Total property operating expenses	$157,314	$141,052	$122,961

        As previously discussed, we provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties. The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations ("NOI from service operations"), which is based on the net of the revenues and expenses from these activities. Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue. As a result, we believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations:

	For the Years Ended December 31,
	2009	2008	2007
Construction contract and other service revenues	$343,087	$188,385	$41,225
Construction contract and other service expenses	(336,519)	(184,142)	(39,793)

NOI from service operations	$6,568	$4,243	$1,432

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

15. Information by Business Segment (Continued)

        The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Years Ended December 31,
	2009	2008	2007
NOI from real estate operations	$269,449	$258,642	$244,393
NOI from service operations	6,568	4,243	1,432
Interest and other income	5,164	2,070	3,030
Gain on early extinguishment of debt	—	8,101	—
Equity in loss of unconsolidated entities	(941)	(147)	(224)
Income tax expense	(196)	(201)	(569)
Other adjustments:
Depreciation and amortization associated with real estate operations	(108,609)	(101,937)	(103,916)
General and administrative expenses	(23,240)	(24,096)	(20,227)
Business development expenses	(3,699)	(1,233)	(1,477)
Interest expense on continuing operations	(82,208)	(86,414)	(88,130)
NOI from discontinued operations	(2,331)	(2,474)	(4,113)

Income from continuing operations	$59,957	$56,554	$30,199

        The accounting policies of the segments are the same as those previously disclosed for Corporate Office Properties Trust and subsidiaries, where applicable. We did not allocate interest expense, amortization of deferred financing costs and depreciation and amortization to our real estate segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general and administrative expense, business development expenses, interest and other income, equity in loss of unconsolidated entities, income taxes, gain on early extinguishment of debt and noncontrolling interests because these items represent general corporate items not attributable to segments.

16. Income Taxes

        We elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our adjusted taxable income to our shareholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our shareholders. If we fail to qualify as a REIT in any tax year, we will be subject to Federal income tax on our taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

16. Income Taxes (Continued)

        The differences between taxable income reported on our income tax return (estimated 2009 and actual 2008 and 2007) and net income as reported on our Consolidated Statements of Operations are set forth below:

	For the Years Ended December 31,
	2009	2008	2007
	(Estimated)
Net income	$56,328	$58,668	$35,942
Adjustments:
Rental revenue recognition	(1,646)	(12,681)	(6,128)
Compensation expense recognition	(5,240)	1,600	(18,685)
Operating expense recognition	1,061	965	194
Gain on sales of properties	—	(4,358)	6,451
Losses from service operations	303	(1,867)	(1,476)
Income tax expense	196	779	572
Depreciation and amortization	37,442	36,181	44,215
Income from unconsolidated entities	(12)	82	342
Noncontrolling interests, gross	(1,147)	(1,568)	(5,339)
Other	1,181	1,347	1,829

Taxable income	$88,466	$79,148	$57,917

        For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Ordinary income	87.5%	94.0%	59.5%	100.0%	98.4%	78.4%
Long term capital gain	0.0%	1.5%	16.4%	0.0%	1.6%	21.6%
Return of capital	12.5%	4.5%	24.1%	0.0%	0.0%	0.0%

        We distributed all of our REIT taxable income in 2009, 2008 and 2007 and, as a result, did not incur Federal income tax in those years on such income. However, we did incur income tax totaling $1,112 in 2007 on built-in gain on properties, which is included in the Consolidated Statements of Operations as follows: $1,068 in gain in sales of real estate, net of income taxes; and $44 in discontinued operations, net of income taxes.

        The net basis of our assets and liabilities for tax reporting purposes is approximately $370,000 lower than the amount reported on our Consolidated Balance Sheet at December 31, 2009, which is primarily related to differences in basis for net properties, intangible assets on real estate acquisitions and deferred rent receivable.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

16. Income Taxes (Continued)

        We own a taxable REIT subsidiary ("TRS") that is subject to Federal and state income taxes. Our TRS had income before income taxes under GAAP of $506 in 2009, $2,015 in 2008 and $1,476 in 2007. Our TRS' provision for income tax consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007
Deferred
Federal	$115	$352	$468
State	25	26	104

	140	378	572

Current
Federal	46	328	—
State	10	73	—

	56	401	—

Total income tax expense	$196	$779	$572

Reported on line entitled income taxes	$196	$201	$569
Reported on line entitled gain on sales of real estate, net	—	578	3

Total income tax expense	$196	$779	$572

        A reconciliation of our TRS' Federal statutory rate to the effective tax rate for income tax reported on our Statements of Operations is set forth below:

	For the Years Ended December 31,
	2009	2008	2007
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.6%	4.6%
Other	0.1%	0.1%	0.1%

Effective tax rate	38.7%	38.7%	38.7%

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

(Dollars in thousands, except per share and per unit data)

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

  •
  47 Commerce Drive property that was sold on April 1, 2008;

  •
  7253 Ambassador Road property that was sold on June 2, 2008; and

  •
  431 and 437 Ridge Road properties and a contiguous parcel of land that were reclassified as held for sale in 2009.

        Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of income from discontinued operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenue from real estate operations	$2,423	$2,771	$6,281

Expenses from real estate operations:
Property operating expenses	92	297	2,168
Depreciation and amortization	777	835	2,344
Interest expense	212	507	1,890

Expenses from real estate operations	1,081	1,639	6,402

Discontinued operations before gain on sales of real estate	1,342	1,132	(121)
Gain on sales of real estate	—	2,526	3,871
Income taxes	—	—	(44)

Discontinued operations	$1,342	$3,658	$3,706

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

18. Commitments and Contingencies (Continued)

        We are subject to various Federal, state and local environmental regulations related to our property ownership and operation. We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

Acquisitions

        At December 31, 2009, we were obligated to make an additional cash payment of up to $4,000 in a future year in connection with our acquisition of the land at the former Fort Ritchie United States Army base in Cascade, Washington County, Maryland. This payment could be reduced by a range of $750 to the full $4,000 depending on (1) defined levels of job creation resulting from the future development of the property taking place and (2) future real estate taxes generated by the property.

Joint Ventures

        In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $67,000. So long as we continue to be the property manager for the properties, 20% of any amounts paid under the guarantees are recoverable from an affiliate of the general partner pursuant to an indemnity agreement. In the event that we no longer manage the properties, the percentage recoverable under the indemnity agreement is increased to 80%. Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

        We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of December 31, 2009.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

18. Commitments and Contingencies (Continued)

Office Space Operating Leases

        We are obligated as lessee under two operating leases for office space. Future minimum rental payments due under the terms of these leases as of December 31, 2009 follow:

Year Ended December 31,
2010	$169
2011	92
2012	36
2013	36
2014	12

$345

Other Operating Leases

        We are obligated under various leases for vehicles and office equipment. Future minimum rental payments due under the terms of these leases as of December 31, 2009 follow:

Year Ended December 31,
2010	$308
2011	222
2012	110
2013	59
2014	12

$711

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

18. Commitments and Contingencies (Continued)

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

19. Quarterly data (Unaudited)

        The tables below set forth selected quarterly information for the years ended December 31, 2009 and 2008. Certain of the amounts below have been reclassified to conform to the current period presentation of our Consolidated Financial Statements. As discussed previously, we retrospectively adopted recent accounting standards that affected our accounting for noncontrolling interests and convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and our determination of whether instruments granted in share-based payment transactions should be included in the calculation of earnings per share. This resulted in certain adjustments to amounts previously reported in our 2008 Annual Report on Form 10-K, including changes that affected

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share and per unit data)

19. Quarterly data (Unaudited) (Continued)

our previously reported net income attributable to our common shareholders and earnings per common share.

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$181,111	$208,441	$199,564	$178,403

Operating income	$36,286	$35,352	$34,326	$32,174

Income from continuing operations	$17,810	$17,725	$15,204	$9,218

Discontinued operations	$356	$326	$332	$328

Net income	$18,166	$18,051	$15,536	$9,546
Net income attributable to noncontrolling interests	(2,019)	(1,412)	(1,081)	(458)

Net income attributable to COPT	16,147	16,639	14,455	9,088
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net income attributable to COPT common shareholders	$12,122	$12,613	$10,430	$5,062

Basic earnings per share:
Income from continuing operations	$0.22	$0.21	$0.17	$0.08

Net income attributable to COPT common shareholders	$0.23	$0.22	$0.18	$0.08

Diluted earnings per share:
Income from continuing operations	$0.22	$0.21	$0.17	$0.08

Net income attributable to COPT common shareholders	$0.23	$0.22	$0.18	$0.08

	For the Year Ended December 31, 2008
Revenues	$107,018	$119,783	$190,498	$168,306

Operating income	$31,357	$33,120	$35,531	$33,137

Income from continuing operations	$9,603	$12,302	$13,545	$21,104

Discontinued operations	$1,519	$1,567	$239	$333

Net income	$12,181	$13,910	$13,788	$21,437
Net income attributable to noncontrolling interests	(1,467)	(1,748)	(1,542)	(2,594)

Net income attributable to COPT	10,714	12,162	12,246	18,843
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net income attributable to COPT common shareholders	$6,689	$8,136	$8,221	$14,817

Basic earnings per share:
Income from continuing operations	$0.11	$0.14	$0.17	$0.28

Net income attributable to COPT common shareholders	$0.14	$0.17	$0.17	$0.29

Diluted earnings per share:
Income from continuing operations	$0.11	$0.14	$0.16	$0.28

Net income attributable to COPT common shareholders	$0.14	$0.17	$0.17	$0.28

 Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
751, 753, 760, 785 Jolly Road (O)	Blue Bell, PA	$—	$22,080	$104,532	$748	$22,080	$105,280	$127,360	$(26,969)	1960/1994	10/14/1997
1501 S Clinton Street (O)	Baltimore, MD	—	50,564	49,411	—	50,564	49,411	99,975	(338)	2006	10/27/2009
7125 Columbia Gateway Drive (O)	Columbia, MD	35,937	20,487	47,051	2,202	20,487	49,253	69,740	(5,552)	1973/1999	6/29/2006
13200 Woodland Park Road (O)	Herndon, VA	64,932	10,428	41,711	13,757	10,428	55,468	65,896	(12,480)	2002	6/2/2003
1751 Pinnacle Drive (O)	McLean, VA	32,496	10,486	42,340	10,405	10,486	52,745	63,231	(9,321)	1989/1995	9/23/2004
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,500	8,815	5,193	56,315	61,508	(14,764)	1989	11/30/2001
11751 Meadowville Lane (O)	Richmond, VA	50,972	1,305	52,098	112	1,305	52,210	53,515	(3,362)	2007	9/15/2006
7700 Potranco Road (O)	San Antonio, TX	—	14,020	38,667	7	14,020	38,674	52,694	(2,802)	1982/1985	3/30/2005
1753 Pinnacle Drive (O)	McLean, VA	26,223	8,275	34,353	8,306	8,275	42,659	50,934	(6,309)	1976/2004	9/23/2004
300 Sentinel Drive (O)	Annapolis Junction, MD	22,506	1,517	47,741	—	1,517	47,741	49,258	(365)	2009	11/14/2003
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	140	3,500	42,061	45,561	(3,339)	2006	11/30/2001
2730 Hercules Road (O)	Annapolis Junction, MD	34,393	8,737	31,612	1,152	8,737	32,764	41,501	(8,935)	1990	9/28/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	30,734	1,753	34,304	(1)	1,753	34,303	36,056	(520)	2009	9/28/2000
Clarks 100 (O)	Annapolis Junction, MD	—	25,184	10,458	(1)	25,184	10,457	35,641	—	(6)	6/29/2003
2720 Technology Drive (O)	Annapolis Junction, MD	25,307	3,863	29,272	36	3,863	29,308	33,171	(3,903)	2004	1/31/2002
1550 West Nursery Road (O)	Linthicium, MD	—	15,512	16,931	—	15,512	16,931	32,443	(98)	2009	10/28/2009
201 Technology Drive (O)	Lebanon, VA	30,370	726	31,092	60	726	31,152	31,878	(1,685)	2007	10/5/2007
302 Sentinel Drive (O)	Annapolis Junction, MD	23,861	2,648	28,594	29	2,648	28,623	31,271	(1,420)	2007	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	23,385	2,185	28,433	—	2,185	28,433	30,618	(2,719)	2005	11/14/2003
7468 Candlewood Road (O)	Hanover, MD	—	5,599	23,462	4	5,599	23,466	29,065	(1)	1979/1982(5)	12/20/2005
7740 Milestone Parkway (O)	Hanover, MD	16,753	3,825	25,139	1	3,825	25,140	28,965	(281)	2007	7/2/2007
11311 McCormick Road (O)	Hunt Valley, MD	—	2,308	21,310	5,335	2,308	26,645	28,953	(3,490)	1984/1994	12/22/2005
Interquest land parcel (O)	Colorado Springs, CO	—	19,400	9,258	(1)	19,400	9,257	28,657	—	(6)	9/30/2005
304 Sentinel Drive (O)	Annapolis Junction, MD	37,280	3,411	24,917	67	3,411	24,984	28,395	(2,430)	2005	11/14/2003
5850 University Research Ct (O)	College Park, MD	—	—	28,319	—	—	28,319	28,319	—	2009	1/29/2008
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	631	3,407	24,798	28,205	(3,696)	2003	12/31/2003
322 Sentinel Way (O)	Annapolis Junction, MD	23,023	2,605	24,405	—	2,605	24,405	27,010	(1,803)	2006	11/14/2003
11800 Tech Road (O)	Silver Spring, MD	16,561	4,574	19,703	2,297	4,574	22,000	26,574	(5,615)	1969/1989	8/1/2002
Fort Ritchie (M)	Washington County, MD	—	4,798	21,429	320	4,798	21,749	26,547	(59)	Various(5)(8)	10/5/2006
10807 New Allegiance Drive (O)	Colorado Springs, CO	—	1,840	24,021	54	1,840	24,075	25,915	(133)	2009	9/30/2005
306 Sentinel Drive (O)	Annapolis Junction, MD	22,037	3,260	22,592	46	3,260	22,638	25,898	(1,836)	2006	11/14/2003
6711 Columbia Gateway Drive (O)	Columbia, MD	24,008	2,683	22,469	315	2,683	22,784	25,467	(1,724)	2006-2007	9/28/2000
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	589	4,415	20,954	25,369	(4,998)	1997	8/14/2002
320 Sentinel Way (O)	Annapolis Junction, MD	19,414	2,067	22,377	—	2,067	22,377	24,444	(1,103)	2007	11/14/2003
2711 Technology Drive (O)	Annapolis Junction, MD	20,339	2,251	21,611	70	2,251	21,681	23,932	(5,496)	2002	11/13/2000
7200 Riverwood Drive (O)	Columbia, MD	—	4,089	16,356	2,348	4,089	18,704	22,793	(5,032)	1986	10/13/1998
6731 Columbia Gateway Drive (O)	Columbia, MD	20,907	2,807	19,098	604	2,807	19,702	22,509	(4,292)	2002	3/29/2000
3535 Northrop Grumman Point (O)	Colorado Springs, CO	18,893	—	22,165	76	—	22,241	22,241	(1,201)	2008	6/10/2008
400 Professional Drive (O)	Gaithersburg, MD	15,423	3,673	16,826	1,003	3,673	17,829	21,502	(4,670)	2000	3/5/2004
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	4,310	3,415	18,033	21,448	(5,947)	1988	12/21/1999
324 Sentinel Drive (O)	Annapolis Junction, MD	13,705	1,656	19,706	—	1,656	19,706	21,362	—	(5)	6/29/2003

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
431 Ridge Road (O)	Dayton, NJ	—	2,782	11,128	7,340	2,782	18,468	21,250	(6,655)	1958/1998	10/14/1997
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,372	1,408	3,207	17,780	20,987	(1,813)	1982/2008	12/20/2005
14280 Park Meadow Drive (O)	Chantilly, VA	8,681	3,731	15,953	318	3,731	16,271	20,002	(2,940)	1999	9/29/2004
15059 Conference Center Drive (O)	Chantilly, VA	24,121	5,753	13,615	588	5,753	14,203	19,956	(3,633)	2000	8/14/2002
10150 York Road (O)	Hunt Valley, MD	—	2,700	11,623	5,563	2,700	17,186	19,886	(4,796)	1985	4/15/2004
14900 Conference Center Drive (O)	Chantilly, VA	13,426	3,436	14,402	1,972	3,436	16,374	19,810	(3,663)	1999	7/25/2003
15 West Gude Drive (O)	Rockville, MD	—	3,120	13,626	2,891	3,120	16,517	19,637	(2,423)	1986	4/7/2005
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	51	2,098	17,385	19,483	(1,846)	2005	11/14/2003
5825 University Research Court (O)	College Park, MD	—	—	19,257	—	—	19,257	19,257	(535)	2008	1/29/2008
2721 Technology Drive (O)	Annapolis Junction, MD	18,334	4,611	14,597	18	4,611	14,615	19,226	(3,657)	2000	10/21/1999
6950 Columbia Gateway Drive (O)	Columbia, MD	14,189	3,596	14,269	936	3,596	15,205	18,801	(4,634)	1998	10/21/1998
45 West Gude Drive (O)	Rockville, MD	—	3,102	15,267	366	3,102	15,633	18,735	(2,694)	1987	4/7/2005
655 Space Center Drive (O)	Colorado Springs, CO	17,581	745	17,674	8	745	17,682	18,427	(741)	2008	7/8/2005
8000 Potranco Road (O)	San Antonio, TX	12,833	1,964	16,058	—	1,964	16,058	18,022	—	(5)	1/20/2006
8030 Potranco Road (O)	San Antonio, TX	13,383	1,964	15,990	1	1,964	15,991	17,955	—	(5)	1/20/2006
5520 Research Park Drive (O)	Catonsville, MD	13,906	—	17,696	—	—	17,696	17,696	(265)	2009	1/9/2007
132 National Business Parkway (O)	Annapolis Junction, MD	14,485	2,917	12,259	2,285	2,917	14,544	17,461	(4,689)	2000	5/28/1997
880 Elkridge Landing Road (O)	Linthicum, MD	13,509	1,866	8,896	6,473	1,866	15,369	17,235	(5,649)	1981	8/3/2001
2701 Technology Drive (O)	Annapolis Junction, MD	14,493	1,737	15,266	18	1,737	15,284	17,021	(4,050)	2001	5/26/2000
133 National Business Parkway (O)	Annapolis Junction, MD	9,739	2,517	10,234	4,237	2,517	14,471	16,988	(4,233)	1997	9/28/1998
13454 Sunrise Valley Road (O)	Herndon, VA	10,801	2,899	11,986	1,256	2,899	13,242	16,141	(2,938)	1998	7/25/2003
10001 Franklin Square Drive (O)	White Marsh, MD	—	4,033	11,483	550	4,033	12,033	16,066	(1,339)	1997	1/9/2007
200 International Circle (O)	Hunt Valley, MD	—	2,016	10,851	2,932	2,016	13,783	15,799	(1,851)	1987	12/22/2005
Patriot Park (O)	Colorado Springs, CO	—	6,882	8,580	1	6,882	8,581	15,463	—	(5)	7/8/2005
7000 Columbia Gateway Drive (O)	Columbia, MD	19,125	3,131	12,103	153	3,131	12,256	15,387	(2,258)	1999	5/31/2002
6940 Columbia Gateway Drive (O)	Columbia, MD	16,899	3,545	9,916	1,892	3,545	11,808	15,353	(3,855)	1999	11/13/1998
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	1,330	2,796	12,516	15,312	(3,646)	1990	11/18/1999
110 Thomas Johnson Drive (O)	Frederick, MD	—	2,810	12,075	394	2,810	12,469	15,279	(1,354)	1987/1999	10/21/2005
1304 Concourse Drive (O)	Linthicum, MD	9,949	1,999	12,934	300	1,999	13,234	15,233	(3,201)	2002	11/18/1999
7067 Columbia Gateway Drive (O)	Columbia, MD	8,261	1,829	11,823	1,527	1,829	13,350	15,179	(2,671)	2001	8/30/2001
8621 Robert Fulton Drive (O)	Columbia, MD	18,780	2,317	12,642	200	2,317	12,842	15,159	(1,277)	2005-2006	6/10/2005
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(2,352)	2000	3/4/2003
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	1,152	1,263	13,613	14,876	(4,260)	2001	12/31/1998
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	1,817	2,483	12,232	14,715	(3,229)	1986	12/21/1999
5725 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,882	900	11,397	2,343	900	13,740	14,640	(2,390)	1984	5/18/2006
Campbell Boulevard & Franklin Square (O)	White Marsh, MD	—	12,017	2,488	—	12,017	2,488	14,505	—	(6)	1/9/2007
5775 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,477	1,035	12,440	605	1,035	13,045	14,080	(2,474)	1984	5/18/2006
985 Space Center Drive (O)	Colorado Springs, CO	—	777	12,300	833	777	13,133	13,910	(1,661)	1989	9/28/2005
135 National Business Parkway (O)	Annapolis Junction, MD	10,428	2,484	9,750	1,485	2,484	11,235	13,719	(4,029)	1998	12/30/1998
141 National Business Parkway (O)	Annapolis Junction, MD	10,218	2,398	9,590	1,457	2,398	11,047	13,445	(3,138)	1990	9/28/1998
4851 Stonecroft Boulevard (O)	Chantilly, VA	16,734	1,878	11,558	5	1,878	11,563	13,441	(1,510)	2004	8/14/2002

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
565 Space Center Drive (O)	Colorado Springs, CO	—	644	12,480	—	644	12,480	13,124	(2)	2009	7/8/2005
5755 Mark Dabling Boulevard (O)	Colorado Springs, CO	10,208	799	10,324	1,773	799	12,097	12,896	(1,701)	1989	5/18/2006
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	192	2,243	10,611	12,854	(2,260)	1984/1997	3/24/2004
920 Elkridge Landing Road (O)	Linthicum, MD	7,535	2,101	9,765	687	2,101	10,452	12,553	(3,249)	1982	7/2/2001
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	2,074	2,078	10,387	12,465	(3,324)	1996	11/18/1999
8110 Corporate Drive (O)	White Marsh, MD	11,837	2,285	10,117	21	2,285	10,138	12,423	(1,097)	2001	1/9/2007
8140 Corporate Drive (O)	White Marsh, MD	10,131	2,158	8,457	1,715	2,158	10,172	12,330	(1,502)	2003	1/9/2007
Military Drive Business Park (O)	San Antonio, TX	—	10,570	1,726	—	10,570	1,726	12,296	—	(6)	3/30/2005
Nottingham Ridge (O)	White Marsh, MD	—	8,861	3,297	—	8,861	3,297	12,158	—	(6)	1/9/2007
134 National Business Parkway (O)	Annapolis Junction, MD	14,062	3,684	7,517	834	3,684	8,351	12,035	(2,661)	1999	11/13/1998
226 Schilling Circle (O)	Hunt Valley, MD	—	1,877	9,891	232	1,877	10,123	12,000	(1,497)	1980	12/22/2005
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	2,006	1,993	9,978	11,971	(3,341)	1982	4/30/1998
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	2,738	1,755	9,757	11,512	(3,320)	1988	5/14/2001
131 National Business Parkway (O)	Annapolis Junction, MD	7,277	1,906	7,623	1,562	1,906	9,185	11,091	(3,001)	1990	9/28/1998
308 Sentinel Way (O)	Annapolis Junction, MD	—	1,386	9,663	—	1,386	9,663	11,049	—	(5)	11/14/2003
1055 North Newport Road (O)	Colorado Springs, CO	—	972	9,992	—	972	9,992	10,964	(457)	2007-2008	5/19/2006
7160 Riverwood Drive (O)	Columbia, MD	7,734	2,732	7,006	1,027	2,732	8,033	10,765	(1,392)	2000	1/10/2007
1199 Winterson Road (O)	Linthicum, MD	18,578	1,599	6,395	2,679	1,599	9,074	10,673	(3,398)	1988	4/30/1998
745 Space Center Drive (O)	Colorado Springs, CO	10,172	654	10,003	3	654	10,006	10,660	(837)	2006	7/8/2005
1190 Winterson Road (O)	Linthicum, MD	11,291	1,335	5,340	3,742	1,335	9,082	10,417	(4,000)	1987	4/30/1998
7240 Parkway Drive (O)	Hanover, MD	—	1,496	5,985	2,625	1,496	8,610	10,106	(2,546)	1985	4/18/2000
999 Corporate Boulevard (O)	Linthicum, MD	13,533	1,187	8,332	475	1,187	8,807	9,994	(2,333)	2000	8/1/1999
14850 Conference Center Drive (O)	Chantilly, VA	7,638	1,615	8,358	15	1,615	8,373	9,988	(2,817)	2000	7/25/2003
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	2,850	1,424	8,546	9,970	(2,922)	1992	12/31/1998
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	8,910	—	1,045	8,910	9,955	—	(5)	9/14/2007
12515 Academy Ridge View (O)	Colorado Springs, CO	—	2,612	7,260	—	2,612	7,260	9,872	(127)	2006	6/26/2009
14840 Conference Center Drive (O)	Chantilly, VA	7,757	1,572	8,175	27	1,572	8,202	9,774	(2,648)	2000	7/25/2003
Waterview III (O)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(6)	4/29/2004
201 International Circle (O)	Hunt Valley, MD	—	1,552	6,071	2,072	1,552	8,143	9,695	(1,311)	1982	12/22/2005
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	1,480	1,629	7,997	9,626	(2,514)	1990	4/28/1999
8031 Corporate Drive (O)	White Marsh, MD	9,090	2,548	6,975	1	2,548	6,976	9,524	(735)	1988/2004	1/9/2007
849 International Drive (O)	Linthicum, MD	11,692	1,356	5,426	2,659	1,356	8,085	9,441	(2,991)	1988	2/23/1999
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	139	1,856	7,564	9,420	(980)	2000	12/28/2004
502 Washington Avenue (O)	Towson, MD	5,033	826	7,023	1,488	826	8,511	9,337	(1,105)	1984	1/9/2007
Columbia Gtwy T11 Lot 1 (O)	Columbia, MD	—	6,387	2,885	(1)	6,387	2,884	9,271	—	(6)	9/20/2004
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,103	1,637	7,603	9,240	(1,672)	1974/1985	12/14/2000
Route 15/Biggs Ford Road Land (O)	Frederick, MD	—	8,703	424	(1)	8,703	423	9,126	—	(6)	8/28/2008
7015 Albert Einstein Drive (O)	Columbia, MD	3,209	2,058	6,093	826	2,058	6,919	8,977	(1,445)	1999	12/1/2005
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	—	2,299	6,545	8,844	(390)	2008	6/19/2008
13450 Sunrise Valley Road (O)	Herndon, VA	5,371	1,386	5,576	1,786	1,386	7,362	8,748	(1,879)	1998	7/25/2003
9945 Federal Drive (O)	Colorado Springs, CO	—	1,854	6,864	1	1,854	6,865	8,719	(85)	2009	9/30/2005

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
1099 Winterson Road (O)	Linthicum, MD	12,012	1,323	5,293	2,071	1,323	7,364	8,687	(2,379)	1988	4/30/1998
7272 Park Circle Drive (O)	Hanover, MD	5,634	1,479	6,300	870	1,479	7,170	8,649	(712)	1991/1996	1/10/2007
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	106	1,200	7,305	8,505	(530)	2005-2006	3/24/2004
5180 Parkstone (O)	Chantilly, VA	—	7,141	1,306	—	7,141	1,306	8,447	—	(6)	1/27/2005
1362 Mellon Road (O)	Hanover, MD	—	1,706	6,629	—	1,706	6,629	8,335	(290)	2006	2/10/2006
9925 Federal Drive (O)	Colorado Springs, CO	—	1,129	7,052	16	1,129	7,068	8,197	(236)	2008	9/30/2005
Northwest Crossroads Business Park (O)	San Antonio, TX	—	7,430	705	—	7,430	705	8,135	—	(6)	1/20/2006
1670 North Newport Road (O)	Colorado Springs, CO	4,659	853	7,010	208	853	7,218	8,071	(1,010)	1986/1987	9/30/2005
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	847	1,406	6,643	8,049	(1,282)	2002	3/24/2004
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	1,838	1,242	6,807	8,049	(2,616)	1990	12/31/1998
9965 Federal Drive (O)	Colorado Springs, CO	—	1,401	6,061	513	1,401	6,574	7,975	(429)	1983/2007	1/19/2006
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	1,883	1,215	6,744	7,959	(2,123)	1985	4/30/1998
7210 Ambassador Road (O)	Woodlawn, MD	—	1,481	6,257	123	1,481	6,380	7,861	(976)	1972	12/22/2005
7152 Windsor Boulevard (O)	Woodlawn, MD	—	879	6,764	173	879	6,937	7,816	(870)	1986	12/22/2005
9910 Franklin Square Drive (O)	White Marsh, MD	5,496	1,219	6,590	6	1,219	6,596	7,815	(727)	2005	1/9/2007
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	600	1,422	6,319	7,741	(1,135)	2000	3/24/2004
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,160	4,750	1,706	1,160	6,456	7,616	(1,770)	1984	7/2/2001
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	410	1,362	6,201	7,563	(1,321)	1998	3/24/2004
109-111 Allegheny Avenue (O)	Towson, MD	—	1,688	5,620	75	1,688	5,695	7,383	(512)	1971	1/9/2007
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	977	1,058	6,270	7,328	(554)	2006	1/9/2007
COPT-FD Indian Head, LLC (O)	Charles County, MD	—	5,822	1,378	—	5,822	1,378	7,200	—	(6)	10/23/2006
44425 Pecan Court (O)	California, MD	—	1,309	5,234	650	1,309	5,884	7,193	(917)	1997	5/5/2004
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	461	1,288	5,615	6,903	(1,586)	1985	4/30/1998
8671 Robert Fulton Drive (O)	Columbia, MD	7,530	1,718	4,280	881	1,718	5,161	6,879	(1,274)	2002	12/30/2003
8114 Sandpiper Circle (O)	White Marsh, MD	—	1,634	4,277	896	1,634	5,173	6,807	(551)	1986	1/9/2007
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,151	4,416	1,191	1,151	5,607	6,758	(1,530)	1984	7/2/2001
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,962	1,104	5,480	6,584	(1,209)	1990	9/19/2005
9950 Federal Drive (O)	Colorado Springs, CO	—	877	5,045	636	877	5,681	6,558	(1,111)	2001	12/22/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	1,172	1,342	5,150	6,492	(636)	1994	9/19/2005
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	160	1,094	5,198	6,292	(970)	1997	11/9/2004
938 Elkridge Landing Road (O)	Linthicum, MD	4,182	1,204	4,727	346	1,204	5,073	6,277	(1,049)	1984	7/2/2001
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	563	1,350	4,922	6,272	(679)	1989	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	4,931	1,821	4,388	—	1,821	4,388	6,209	(481)	2000	1/10/2007
9020 Mendenhall Court (O)	Columbia, MD	—	1,233	4,571	393	1,233	4,964	6,197	(581)	1982/2005	1/9/2007
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	1,377	939	5,133	6,072	(1,903)	1983	4/30/1998
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	114	2,184	3,881	6,065	(285)	1997	1/9/2007
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,588	1,579	897	5,167	6,064	(1,674)	1988	5/14/2001
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	4,686	70	1,299	4,756	6,055	(362)	1985	1/9/2007
881 Elkridge Landing Road (O)	Linthicum, MD	11,812	1,034	4,137	820	1,034	4,957	5,991	(1,486)	1986	4/30/1998
940 Elkridge Landing Road (O)	Linthicum, MD	3,175	1,100	4,705	170	1,100	4,875	5,975	(951)	1984(6)	7/2/2001
11011 McCormick Road (O)	Hunt Valley, MD	—	875	3,474	1,620	875	5,094	5,969	(1,086)	1974	12/22/2005

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
7941-7949 Corporate Drive (O)	White Marsh, MD	—	2,087	3,782	12	2,087	3,794	5,881	(405)	1996	1/9/2007
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	639	1,044	4,815	5,859	(1,615)	1983	4/30/1998
8661 Robert Fulton Drive (O)	Columbia, MD	6,621	1,510	3,764	562	1,510	4,326	5,836	(996)	2002	12/30/2003
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	1,381	890	4,942	5,832	(2,056)	1991	12/31/1998
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	4,456	62	1,308	4,518	5,826	(334)	1983	1/9/2007
316 Sentinel Drive (O)	Annapolis Junction, MD	—	2,769	2,988	1	2,769	2,989	5,758	—	(6)	11/14/2003
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	77	1,960	3,793	5,753	(433)	1998	1/9/2007
900 International Drive (O)	Linthicum, MD	8,008	981	3,922	834	981	4,756	5,737	(1,363)	1986	4/30/1998
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	786	972	4,674	5,646	(1,183)	1984	4/16/1999
7063 Columbia Gateway Drive (O)	Columbia, MD	2,921	902	3,684	1,036	902	4,720	5,622	(1,615)	2000	8/30/2001
7320 Parkway Drive (O)	Hanover, MD	5,617	905	3,570	1,140	905	4,710	5,615	(1,080)	1983	4/4/2002
930 International Drive (O)	Linthicum, MD	8,488	1,013	4,053	545	1,013	4,598	5,611	(1,442)	1986	4/30/1998
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	121	449	5,160	5,609	(1,270)	2001	5/14/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	2,833	919	3,763	926	919	4,689	5,608	(1,341)	2000	8/30/2001
9740 Patuxent Woods Drive (O)	Columbia, MD	2,579	1,628	3,201	756	1,628	3,957	5,585	(479)	1986/2001	1/9/2007
Gude Drive Land Building 1 (O)	Rockville, MD	—	3,122	2,459	—	3,122	2,459	5,581	—	(6)	4/7/2005
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	41	1,797	3,692	5,489	(276)	1998	1/9/2007
Westfields International Corporate Center Land (O)	Chantilly, VA	—	3,609	1,841	—	3,609	1,841	5,450	—	(6)	7/31/2002
4940 Campbell Boulevard (O)	White Marsh, MD	—	1,379	3,858	175	1,379	4,033	5,412	(426)	1990	1/9/2007
1334 Ashton Road (O)	Hanover, MD	—	736	2,946	1,720	736	4,666	5,402	(942)	1989	4/28/1999
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	863	905	4,483	5,388	(1,524)	1989	4/28/1999
8615 Ridgely's Choice Drive (O)	White Marsh, MD	—	1,078	3,613	605	1,078	4,218	5,296	(457)	2005	1/9/2007
9720 Patuxent Woods Drive (O)	Columbia, MD	2,782	1,701	3,508	1	1,701	3,509	5,210	(594)	1986/2001	1/9/2007
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	—	1,137	3,921	5,058	(428)	2001	1/9/2007
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	168	1,434	3,504	4,938	(441)	1995	1/9/2007
102 West Pennsylvania Ave (O)	Towson, MD	—	1,090	3,182	666	1,090	3,848	4,938	(478)	1968/2001	1/10/2007
5325 Nottingham Ridge Road (O)	White Marsh, MD	—	816	3,976	123	816	4,099	4,915	(337)	2002	1/9/2007
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	—	1,097	3,770	4,867	(230)	2008	6/19/2008
4230 Forbes Boulevard (O)	Lanham, MD	—	511	4,346	(1)	511	4,345	4,856	(1,332)	2003	12/24/2002
21 Governor's Court (O)	Woodlawn, MD	—	771	3,341	738	771	4,079	4,850	(550)	1981/1995	12/22/2005
800 International Drive (O)	Linthicum, MD	8,408	775	3,099	909	775	4,008	4,783	(1,268)	1988	4/30/1998
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,208	688	4,068	4,756	(673)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	850	773	3,944	4,717	(541)	1996	12/21/2004
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	269	1,052	3,651	4,703	(304)	2000	1/9/2007
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	38	1,349	3,300	4,649	(304)	1998	1/9/2007
9960 Federal Drive (O)	Colorado Springs, CO	—	695	3,830	113	695	3,943	4,638	(484)	2001	12/22/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	168	1,032	3,597	4,629	(567)	1991	9/19/2005
North Gate Business Park (Lot D) (O)	Aberdeen, MD	—	1,862	2,752	—	1,862	2,752	4,614	—	(5)	9/14/2007
9160 Guilford Road (O)	Columbia, MD	2,361	665	2,686	1,203	665	3,889	4,554	(1,346)	1984	4/4/2002
5522 Research Pk Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(273)	2007	3/8/2006
216 Schilling Circle (O)	Hunt Valley, MD	—	825	3,684	24	825	3,708	4,533	(335)	1988/2001	1/10/2007
9140 Guilford Road (O)	Columbia, MD	2,821	794	3,209	503	794	3,712	4,506	(937)	1983	4/4/2002

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	6	979	3,472	4,451	(376)	1999	1/9/2007
7170 Riverwood Drive (O)	Columbia, MD	3,478	1,283	3,096	22	1,283	3,118	4,401	(329)	2000	1/10/2007
7061 Columbia Gateway Drive (O)	Columbia, MD	2,435	729	3,094	560	729	3,654	4,383	(961)	2000	8/30/2001
5355 Nottingham Ridge Road (O)	White Marsh, MD	—	761	3,562	—	761	3,562	4,323	(267)	2005	1/9/2007
North Gate Business Park (Lot H) (O)	Aberdeen, MD	—	1,862	2,447	—	1,862	2,447	4,309	—	(5)	9/14/2007
8130 Corporate Drive (O)	White Marsh, MD	—	2,017	2,255	—	2,017	2,255	4,272	—	(6)	1/9/2007
9700 Patuxent Woods Drive (O)	Columbia, MD	2,110	1,329	2,621	294	1,329	2,915	4,244	(371)	1986/2001	1/9/2007
North Gate Business Park (Lot I) (O)	Aberdeen, MD	—	1,862	2,377	—	1,862	2,377	4,239	—	(5)	9/14/2007
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	88	1,014	3,224	4,238	(351)	1986-1988	1/9/2007
312 Sentinel Drive (O)	Annapolis Junction, MD	—	3,160	1,070	(1)	3,160	1,069	4,229	—	(6)	11/14/2003
Gude Drive Land (O)	Rockville, MD	—	3,122	1,082	—	3,122	1,082	4,204	—	(6)	4/7/2005
44408 Pecan Court (O)	California, MD	—	817	3,269	104	817	3,373	4,190	(483)	1986	3/24/2004
9730 Patuxent Woods Drive (O)	Columbia, MD	2,149	1,318	2,707	116	1,318	2,823	4,141	(418)	1986/2001	1/9/2007
1915 Aerotech Drive (O)	Colorado Springs, CO	3,394	556	3,102	400	556	3,502	4,058	(691)	1985	6/8/2006
23535 Cottonwood Parkway (O)	California, MD	—	763	3,051	116	763	3,167	3,930	(447)	1984	3/24/2004
Nottingham Road & Philadelphia Avenue (O)	White Marsh, MD	—	3,226	653	—	3,226	653	3,879	—	(6)	1/9/2007
224 Schilling Circle (O)	Hunt Valley, MD	—	734	2,423	642	734	3,065	3,799	(354)	1978/1997	1/10/2007
437 Ridge Road (O)	Dayton, NJ	—	717	2,866	175	717	3,041	3,758	(915)	1962/1996	10/14/1997
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	2,684	—	1,065	2,684	3,749	—	(5)	9/14/2007
7939 Honeygo Boulevard (O)	White Marsh, MD	—	869	2,716	116	869	2,832	3,701	(343)	1984	1/10/2007
8029 Corporate Drive (O)	White Marsh, MD	3,513	962	2,719	—	962	2,719	3,681	(314)	1988/2004	1/9/2007
1925 Aerotech Drive (O)	Colorado Springs, CO	3,717	556	3,067	45	556	3,112	3,668	(405)	1985	6/8/2006
8133 Perry Hall Boulevard (O)	White Marsh, MD	—	850	2,429	285	850	2,714	3,564	(329)	1988	1/10/2007
222 Schilling Circle (O)	Hunt Valley, MD	—	754	2,465	304	754	2,769	3,523	(273)	1978/1997	1/10/2007
114 National Business Parkway (R)	Annapolis Junction, MD	—	364	3,109	3	364	3,112	3,476	(646)	2002	6/30/2000
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	217	767	2,637	3,404	(364)	1986-1988	1/9/2007
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	305	587	2,652	3,239	(674)	1989	4/28/1999
16442 Commerce Drive (O)	Dahlgren, VA	2,437	613	2,582	—	613	2,582	3,195	(438)	2002	12/21/2004
310 Sentinel Drive (O)	Annapolis Junction, MD	—	2,393	587	—	2,393	587	2,980	—	(6)	11/14/2003
7125 Ambassador Road (O)	Woodlawn, MD	—	844	1,896	223	844	2,119	2,963	(466)	1985	12/22/2005
M Square Associates LLC (O)	College Park, MD	—	—	2,939	—	—	2,939	2,939	—	(5)	1/29/2008
Clarks Hundred II (O)	Annapolis Junction, MD	—	2,409	523	—	2,409	523	2,932	—	(6)	3/14/2007
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	7	700	2,145	2,845	(241)	1986-1988	1/9/2007
16501 Commerce Drive (O)	Dahlgren, VA	1,993	522	2,090	201	522	2,291	2,813	(363)	2002	12/21/2004
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	956	—	1,788	956	2,744	(84)	1996(6)	7/27/2005
980 Technology Court (O)	Colorado Springs, CO	—	526	2,046	168	526	2,214	2,740	(377)	1995	9/28/2005
7923 Honeygo Boulevard (O)	White Marsh, MD	—	715	1,906	101	715	2,007	2,722	(243)	1985	1/10/2007
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	7	704	1,978	2,682	(350)	1990	9/19/2005
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	131	624	2,055	2,679	(231)	1986-1988	1/9/2007
8019 Corporate Drive (O)	White Marsh, MD	1,669	680	1,898	62	680	1,960	2,640	(298)	1990	1/9/2007
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,329	1	1,254	1,330	2,584	(50)	2008	11/14/2003

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
8120 Corporate Drive (O)	White Marsh, MD	—	2,017	541	—	2,017	541	2,558	—	(6)	1/9/2007
Arundel Preserve (O)	Hanover, MD	—	—	2,417	—	—	2,417	2,417	—	(5)	(7)
44417 Pecan Court (O)	California, MD	—	434	1,939	18	434	1,957	2,391	(457)	1989	3/24/2004
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,712	(1)	675	1,711	2,386	(45)	2008	9/28/2000
1350 Dorsey Road (O)	Hanover, MD	—	393	1,573	414	393	1,987	2,380	(642)	1989	4/28/1999
10270 Old Columbia Road (O)	Columbia, MD	1,150	751	1,402	190	751	1,592	2,343	(214)	1988/2001	1/9/2007
8013 Corporate Drive (O)	White Marsh, MD	1,410	642	1,536	160	642	1,696	2,338	(228)	1990	1/9/2007
Thomas Johnson Drive Land (O)	Frederick, MD	—	1,092	1,201	—	1,092	1,201	2,293	—	(6)	10/21/2005
100 West Pennsylvania Ave (O)	Towson, MD	—	698	950	644	698	1,594	2,292	(109)	1952/1989	1/9/2007
Riverwood II (O)	Columbia, MD	—	1,367	907	1	1,367	908	2,275	—	(5)	7/27/2005
8100 Potranco Road (O)	San Antonio, TX	—	1,964	294	1	1,964	295	2,259	—	(5)	6/14/2005
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	36	611	1,647	2,258	(170)	1999	1/9/2007
10280 Old Columbia Road (O)	Columbia, MD	1,168	756	1,431	68	756	1,499	2,255	(199)	1988/2001	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	1,459	651	1,603	—	651	1,603	2,254	(133)	1990	1/9/2007
1460 Dorsey Road (O)	Hanover, MD	—	2,141	45	—	2,141	45	2,186	—	(6)	2/28/2006
44414 Pecan Court (O)	California, MD	—	405	1,619	155	405	1,774	2,179	(281)	1986	3/24/2004
16543 Commerce Drive (O)	Dahlgren, VA	1,661	436	1,742	—	436	1,742	2,178	(218)	2002	12/21/2004
1344 Ashton Road (O)	Hanover, MD	—	355	1,421	384	355	1,805	2,160	(620)	1989	4/28/1999
11101 McCormick Road (O)	Hunt Valley, MD	—	991	1,080	21	991	1,101	2,092	(191)	1976	12/22/2005
9710 Patuxent Woods Drive (O)	Columbia, MD	1,019	648	1,260	136	648	1,396	2,044	(190)	1986/2001	1/9/2007
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	421	306	1,644	1,950	(512)	1989	4/28/1999
9150 Guilford Road (O)	Columbia, MD	1,135	319	1,291	235	319	1,526	1,845	(443)	1984	4/4/2002
44420 Pecan Court (O)	California, MD	—	344	1,374	126	344	1,500	1,844	(193)	1989	11/9/2004
7700-5 Potranco Road-Warehouse (O)	San Antonio, TX	—	—	1,827	—	—	1,827	1,827	(14)	2007	3/30/2005
White Marsh Commerce Center II (O)	White Marsh, MD	—	1,613	62	—	1,613	62	1,675	—	(6)	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	1,011	446	1,116	111	446	1,227	1,673	(135)	1990	1/9/2007
7104 Ambassador Road (O)	Woodlawn, MD	—	572	613	407	572	1,020	1,592	(284)	1988	12/22/2005
Philadelphia Road & Route 43 (O)	White Marsh, MD	—	1,008	555	1	1,008	556	1,564	—	(6)	1/9/2007
15 Governor's Court (O)	Woodlawn, MD	—	383	1,168	—	383	1,168	1,551	(190)	1981	12/22/2005
10290 Old Columbia Road (O)	Columbia, MD	739	490	895	161	490	1,056	1,546	(151)	1988/2001	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	974	(1)	355	973	1,328	(95)	1967	7/12/2007
Aerotech 2 (O)	Colorado Springs, CO	—	1,291	1	—	1,291	1	1,292	—	(6)	5/19/2006
9130 Guilford Road (O)	Columbia, MD	824	230	939	101	230	1,040	1,270	(273)	1984	4/4/2002
Lot 401-White Marsh (O)	White Marsh, MD	—	1,177	11	(1)	1,177	10	1,187	—	(6)	1/9/2007
Cedar Knolls (O)	Annapolis Junction, MD	—	—	1,134	—	—	1,134	1,134	—	(5)	11/14/2003
Dahlgren Land Parcel (O)	Dahlgren, VA	—	910	196	—	910	196	1,106	—	(6)	3/16/2005
1343 Ashton Road (O)	Hanover, MD	—	193	774	105	193	879	1,072	(212)	1989	4/28/1999
7700-1 Potranco Road (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(28)	2007	1/29/2008
0 Galley Road (O)	Colorado Springs, CO	—	1,060	—	—	1,060	—	1,060	—	(6)	4/21/2006
7129 Ambassador Road (O)	Woodlawn, MD	—	129	610	293	129	903	1,032	(226)	1985	12/22/2005
16442A Commerce Drive (O)	Dahlgren, VA	—	317	669	—	317	669	986	—	(6)	12/21/2004
Expedition VII (O)	Lexington Park, MD	—	705	205	—	705	205	910	—	(6)	3/24/2004

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2009
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried at Close of Period
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
870 Elkridge Landing Road (O)	Linthicum, MD	858	137	546	216	137	762	899	(126)	1981	8/3/2001
17 Governor's Court (O)	Woodlawn, MD	—	170	530	182	170	712	882	(100)	1981	12/22/2005
Babcock Development Land (O)	Colorado Springs, CO	—	825	1	—	825	1	826	—	(6)	7/1/2007
7127 Ambassador Road (O)	Woodlawn, MD	—	142	455	207	142	662	804	(133)	1985	12/22/2005
Westfields—Park Center Land (O)	Chantilly, VA	—	—	801	—	—	801	801	—	(6)	7/18/2002
7131 Ambassador Road (O)	Woodlawn, MD	—	105	368	282	105	650	755	(209)	1985	12/22/2005
1243 Winterson Road (O)	Linthicum, MD	—	630	—	1	630	1	631	—	(6)	12/19/2001
7102 Ambassador Road (O)	Woodlawn, MD	—	277	203	107	277	310	587	(20)	1988	12/22/2005
South Brunswick LP (O)	Dayton, NJ	—	—	583	—	—	583	583	—	(6)	10/14/1997
7800 Milestone Parkway (O)	Hanover, MD	—	—	567	—	—	567	567	—	(6)	(7)
13849 Park Center Road (O)	Herndon, VA	—	96	456	—	96	456	552	—	2008	12/20/2005
Northgate Business Park (O)	Aberdeen, MD	—	2,713	(2,170)	—	2,713	(2,170)	543	—	(5)	9/14/2007
7106 Ambassador Road (O)	Woodlawn, MD	—	229	306	—	229	306	535	(46)	1988	12/22/2005
7108 Ambassador Road (O)	Woodlawn, MD	—	171	252	108	171	360	531	(29)	1988	12/22/2005
7865 Brock Bridge Road (O)	Annapolis Junction, MD	—	441	85	(1)	441	84	525	—	(6)	4/2/2007
COPT Princeton South (O)	Dayton, NJ	—	512	—	—	512	—	512	—	(6)	9/29/2004
Patriot Park IV (O)	Colorado Springs, CO	—	—	506	—	—	506	506	—	(6)	7/8/2005
37 Allegheny Avenue (O)	Towson, MD	—	504	—	—	504	—	504	—	(6)	1/9/2007
9965 Federal Drive Land (O)	Colorado Springs, CO	—	466	—	—	466	—	466	—	(6)	12/22/2005
COPT Pennlyn LLC (O)	Blue Bell, PA	—	401	11	—	401	11	412	—	(6)	7/14/2004
7873 Brock Bridge Road (O)	Annapolis Junction, MD	—	309	77	—	309	77	386	—	(6)	3/30/2007
1348 Ashton Road (R)	Hanover, MD	—	50	—	40	50	40	90	(17)	1988	4/28/1999
Potranco Road Business Park (O)	San Antonio, TX	—	—	35	—	—	35	35	—	(6)	6/14/2005
North Gate Business Park (Lot B) (O)	Aberdeen, MD	—	—	14	—	—	14	14	—	(5)	9/14/2007
Westpointe Business Center Land (O)	San Antonio, TX	—	—	—	—	—	—	—	—	(6)	11/13/2008
Other Developments, including intercompany eliminations (V)	Various	—	(58)	957	202	(58)	1,159	1,101	1	Various	Various

		$1,530,303	$714,852	$2,522,315	$215,345	$714,852	$2,737,660	$3,452,512	$(422,612)

(1)
A legend for the Property Type follows: (O) = Office Property; (R) = Retail Property; (M) = Mixed-Use Property; and (V) = Various.

(2)
Excludes our unsecured Revolving Credit Facility of $365,000, unsecured notes payable of $2,019, and net premiums on the remaining loans of $371.

(3)
The aggregate cost of these assets for Federal income tax purposes was approximately $2.9 billion at December 31, 2009.

(4)
The estimated lives over which depreciation is recognized follow: Buildings improvements: 10-40 years; and tenant improvements: related lease terms.

(5)
Under construction, development or redevelopment at December 31, 2009.

(6)
Held for future development at December 31, 2009.

(7)
Development in progress in anticipation of acquisition.

(8)
Includes residential housing units and commercial buildings, as well as commercial assets under development.

        The following table summarizes our changes in cost of properties for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Beginning balance	$3,121,576	$2,893,583	$2,331,091
Property acquisitions	144,100	55,286	354,972
Building and land improvements	186,901	220,681	227,308
Sales	(65)	(32,071)	(21,079)
Retirements/disposals	—	(15,903)	—
Other	—	—	1,291

Ending balance	$3,452,512	$3,121,576	$2,893,583

        The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2009	2008	2007
Beginning balance	$343,110	$288,747	$219,574
Depreciation expense	79,650	74,158	70,537
Sales	—	(3,892)	(2,162)
Retirements/disposals	(2)	(15,903)	—
Other	(146)	—	798

Ending balance	$422,612	$343,110	$288,747