Form 10-Q
period 2010-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2010-04-30
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 16, 2010, 58,929,245 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Properties, net:
Operating properties, net	$2,493,891	$2,510,277
Properties held for sale, net	18,546	18,533
Projects under construction or development	552,525	501,090
Total properties, net	3,064,962	3,029,900
Cash and cash equivalents	10,180	8,262
Restricted cash and marketable securities	18,981	16,549
Accounts receivable, net	13,982	17,459
Deferred rent receivable	74,113	71,805
Intangible assets on real estate acquisitions, net	94,925	100,671
Deferred charges, net	52,797	53,421
Prepaid expenses and other assets	68,412	81,955
Total assets	$3,398,352	$3,380,022

Liabilities and equity
Liabilities:
Mortgage and other loans payable, net	$1,950,070	$1,897,694
3.5% Exchangeable Senior Notes, net	157,061	156,147
Accounts payable and accrued expenses	86,650	116,455
Rents received in advance and security deposits	32,575	32,177
Dividends and distributions payable	28,556	28,440
Deferred revenue associated with operating leases	13,827	14,938
Distributions in excess of investment in unconsolidated real estate joint venture	5,238	5,088
Other liabilities	13,836	8,451
Total liabilities	2,287,813	2,259,390
Commitments and contingencies (Note 15)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at March 31, 2010 and December 31, 2009)	81	81
Common Shares of beneficial interest ($0.01 par value; 75,000,000 shares authorized, shares issued and outstanding of 58,927,117 at March 31, 2010 and 58,342,673 at December 31, 2009)	589	583
Additional paid-in capital	1,244,046	1,238,704
Cumulative distributions in excess of net income	(227,189)	(209,941)
Accumulated other comprehensive loss	(3,278)	(1,907)
Total Corporate Office Properties Trust’s shareholders’ equity	1,014,249	1,027,520
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	68,113	73,892
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	19,377	10,420
Noncontrolling interests in subsidiaries	96,290	93,112
Total equity	1,110,539	1,120,632
Total liabilities and equity	$3,398,352	$3,380,022

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues
Rental revenue	$91,010	$88,845
Tenant recoveries and other real estate operations revenue	21,218	17,263
Construction contract and other service revenues	37,365	74,889
Total revenues	149,593	180,997
Expenses
Property operating expenses	48,135	38,964
Depreciation and amortization associated with real estate operations	27,596	26,277
Construction contract and other service expenses	36,399	73,323
General and administrative expenses	5,900	5,543
Business development expenses	155	646
Total operating expenses	118,185	144,753
Operating income	31,408	36,244
Interest expense	(22,638)	(19,363)
Interest and other income	1,302	1,078
Income from continuing operations before equity in loss of unconsolidated entities and income taxes	10,072	17,959
Equity in loss of unconsolidated entities	(205)	(115)
Income tax expense	(41)	(70)
Income from continuing operations	9,826	17,774
Discontinued operations	832	392
Income before gain on sales of real estate	10,658	18,166
Gain on sales of real estate, net of income taxes	17	—
Net income	10,675	18,166
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(527)	(1,804)
Preferred units in the Operating Partnership	(165)	(165)
Other	(45)	(50)
Net income attributable to Corporate Office Properties Trust	9,938	16,147
Preferred share dividends	(4,025)	(4,025)
Net income attributable to Corporate Office Properties Trust common shareholders	$5,913	$12,122
Net income attributable to Corporate Office Properties Trust:
Income from continuing operations	$9,174	$15,804
Discontinued operations, net	764	343
Net income attributable to Corporate Office Properties Trust	$9,938	$16,147
Basic earnings per common share (1)
Income from continuing operations	$0.08	$0.22
Discontinued operations	0.02	0.01
Net income attributable to COPT common shareholders	$0.10	$0.23
Diluted earnings per common share (1)
Income from continuing operations	$0.08	$0.22
Discontinued operations	0.02	0.01
Net income attributable to COPT common shareholders	$0.10	$0.23

(1)          Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Conversion of common units to common shares (309,497 shares)	—	3	4,512	—	—	(4,515)	—
Costs associated with common shares issued to the public	—	—	(18)	—	—	—	(18)
Exercise of share options (128,461 shares)	—	1	2,055	—	—	—	2,056
Share-based compensation	—	2	2,609	—	—	—	2,611
Restricted common share redemptions (96,970 shares)	—	—	(3,610)	—	—	—	(3,610)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(180)	—	—	180	—
Adjustments related to derivatives designated as cash flow hedges	—	—		—	(1,371)	(103)	(1,474)
Net income	—	—		9,938	—	737	10,675
Dividends	—	—	—	(27,186)	—	—	(27,186)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(2,032)	(2,032)
Contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	9,247	9,247
Distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	(26)	—	—	(336)	(362)
Balance at March 31, 2010 (58,927,117 common shares outstanding)	$81	$589	$1,244,046	$(227,189)	$(3,278)	$96,290	$1,110,539
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,310,000 shares)	—	23	53,785	—	—	(53,808)	—
Costs associated with common shares issued to the public	—	—	(14)	—	—	—	(14)
Exercise of share options (12,300 common shares)	—	1	125	—	—	—	126
Share-based compensation	—	2	2,743	—	—	—	2,745
Restricted common share redemptions (69,455 shares)	—	—	(1,696)	—	—	—	(1,696)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(19,101)	—	—	19,101	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	1,493	(575)	918
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	16,147	—	2,019	18,166
Dividends	—	—	—	(24,289)	—	—	(24,289)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(2,250)	(2,250)
Contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	649	649
Balance at March 31, 2009 (54,370,547 common shares outstanding)	$81	$544	$1,148,424	$(170,714)	$(3,256)	$101,547	$1,076,626

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$10,675	$18,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	28,253	27,030
Amortization of deferred financing costs	1,126	1,024
Amortization of above or below market leases	(607)	(380)
Amortization of net debt discounts	917	827
Gain on sales of real estate	(325)	—
Share-based compensation	2,611	2,745
Other	(329)	(743)
Changes in operating assets and liabilities:
Increase in deferred rent receivable	(2,555)	(1,215)
Decrease in accounts receivable	3,274	947
Decrease in restricted cash and marketable securities and prepaid and other assets	16,870	4,672
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(24,575)	13,977
Increase in rents received in advance and security deposits	398	1,060
Net cash provided by operating activities	35,733	68,110

Cash flows from investing activities
Purchases of and additions to properties	(49,738)	(43,036)
Proceeds from sales of properties	2,952	—
Mortgage loan receivable funded	(321)	—
Leasing costs paid	(3,038)	(1,833)
Investment in unconsolidated entity	(4,500)	—
Other	(707)	(847)
Net cash used in investing activities	(55,352)	(45,716)

Cash flows from financing activities
Proceeds from debt	135,892	136,536
Repayments of debt
Balloon payments	(80,050)	(122,635)
Scheduled principal amortization	(3,469)	(2,847)
Net proceeds from issuance of common shares	2,038	112
Dividends paid	(26,948)	(23,331)
Distributions paid	(2,154)	(3,111)
Restricted share redemptions	(3,610)	(1,696)
Other	(162)	505
Net cash provided (used) by financing activities	21,537	(16,467)

Net increase in cash and cash equivalents	1,918	5,927
Cash and cash equivalents
Beginning of period	8,262	6,775
End of period	$10,180	$12,702

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of March 31, 2010, our investments in real estate included the following:

•                  248 wholly owned operating properties totaling 18.9 million square feet;

•                  22 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,503 acres that we believe are potentially developable into approximately 13.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2010 follows:

Common Units	92%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 6% of the Operating Partnership’s common units.

In addition to owning interests in real estate, the Operating Partnership also owns entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.

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

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2009 Annual Report on Form 10-K except for the implementation of recent accounting pronouncements as discussed below.

We reclassified certain amounts from the prior periods to conform to the current period presentation of our Consolidated Financial Statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

We adopted amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”).  This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The guidance also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the standard requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  As discussed further in Note 5, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

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

The valuation of our interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates.  While we determined that the majority of the inputs used to value our interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  However, as of March 31, 2010, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate derivatives and determined that these adjustments are not significant.  As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2010:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Deferred compensation plan assets (1)	$7,417	$—	$—	$7,417

Liabilities:
Deferred compensation plan liability (2)	$7,417	$—	$—	$7,417
Interest rate derivatives (2)	—	3,227	—	3,227
Liabilities	$7,417	$3,227	$—	$10,644

(1) Included in the line entitled “restricted cash and marketable securities” on our Consolidated Balance Sheet.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2010	2009
Numerator:
Income from continuing operations	$9,826	$17,774
Add: Gain on sales of real estate, net	17	—
Less: Preferred share dividends	(4,025)	(4,025)
Less: Income from continuing operations attributable to noncontrolling interests	(669)	(1,970)
Less: Income from continuing operations attributable to restricted shares	(290)	(268)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	4,859	11,511
Add: Discontinued operations, net	832	392
Less: Discontinued operations, net attributable to noncontrolling interests	(68)	(49)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$5,623	$11,854
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	57,844	51,930
Dilutive effect of share-based compensation awards	364	498
Denominator for diluted EPS	58,208	52,428

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.08	$0.22
Discontinued operations attributable to COPT common shareholders	0.02	0.01
Net income attributable to COPT common shareholders	$0.10	$0.23
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.08	$0.22
Discontinued operations attributable to COPT common shareholders	0.02	0.01
Net income attributable to COPT common shareholders	$0.10	$0.23

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months
	Ended March 31,
	2010	2009
Conversion of common units	5,017	7,253
Conversion of convertible preferred units	176	176
Conversion of convertible preferred shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive (in thousands):

•                  weighted average restricted shares for the three months ended March 31, 2010 and 2009 of 661 and 606, respectively;

•                  weighted average options to purchase common shares for the three months ended March 31, 2010 and 2009 of 662 and 976, respectively; and

•                  performance share units issued in 2010 described further in Note 12.

In addition, the 3.5% Exchangeable Senior Notes, which have an exchange settlement feature, did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange price per common share applicable for such periods.

4.             Properties, net

Operating properties, net consisted of the following:

	March 31,	December 31,
	2010	2009
Land	$478,555	$479,545
Buildings and improvements	2,451,013	2,445,775
	2,929,568	2,925,320
Less: accumulated depreciation	(435,677)	(415,043)
	$2,493,891	$2,510,277

As of March 31, 2010 and December 31, 2009, 431 and 437 Ridge Road, two office properties located in Dayton, New Jersey that we were under contract to sell along with a contiguous land parcel for $23,920, were classified as held for sale. The components associated with these properties included the following:

	March 31,	December 31,
	2010	2009
Land, operating properties	$3,498	$3,498
Land, development	512	512
Buildings and improvements	21,509	21,509
Construction in progress	596	583
	26,115	26,102
Less: accumulated depreciation	(7,569)	(7,569)
	$18,546	$18,533

Projects we had under construction or development consisted of the following:

	March 31,	December 31,
	2010	2009
Land	$235,838	$231,297
Construction in progress	316,687	269,793
	$552,525	$501,090

2010 Construction, Development and Redevelopment Activities

As of March 31, 2010, we had construction underway on 11 new buildings totaling 1.3 million square feet (four in the Baltimore/Washington Corridor, three in San Antonio, Texas, two in Colorado Springs, Colorado and two in Greater Baltimore) (including 98,000 square feet in partially operational properties placed into service).  We also had development activities underway on 11 new buildings totaling 1.2 million square feet, including two through a consolidated joint venture (four in the Baltimore/Washington Corridor, two in Greater Baltimore, two in San Antonio, two in Huntsville, Alabama and one in St. Mary’s & King George Counties).  In addition, we had redevelopment underway on two properties totaling 567,000 square feet (one in Greater Philadelphia and one in the Baltimore/Washington Corridor).

5.                                      Real Estate Joint Ventures

During the three months ended March 31, 2010, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below:

Investment Balance at							Maximum
March 31,		December 31,		Date		Nature of	Exposure
2010		2009		Acquired	Ownership	Activity	to Loss (1)

$(5,238	)(2)	$(5,088	)(2)	9/29/2005	20%	Operates 16 buildings	$—

(1)                                  Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 15).

(2)                                  The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at March 31, 2010 and December 31, 2009 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

The following table sets forth condensed balance sheets for this unconsolidated joint venture:

	March 31,	December 31,
	2010	2009
Properties, net	$62,566	$62,990
Other assets	4,784	5,148
Total assets	$67,350	$68,138

Liabilities (primarily debt)	$67,576	$67,611
Owners’ equity	(226)	527
Total liabilities and owners’ equity	$67,350	$68,138

The following table sets forth condensed statements of operations for this unconsolidated joint venture:

	For the Three Months Ended March 31,
	2010	2009
Revenues	$2,100	$2,420
Property operating expenses	(994)	(835)
Interest expense	(981)	(981)
Depreciation and amortization expense	(878)	(799)
Net loss	$(753)	$(195)

The table below sets forth information pertaining to our investments in consolidated joint ventures at March 31, 2010:

		Ownership		March 31, 2010 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	3/31/2010	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	45.0%	Developing and operating buildings (2)	$51,749	$—	$4,289
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operates one building (3)	29,698	29,221	16,859
LW Redstone Company, LLC	3/23/2010	85.0%	Developing land parcel (4)	11,406	—	—
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (5)	7,383	—	2
MOR Forbes 2 LLC	12/24/2002	50.0%	Operates one building (6)	3,923	—	99
				$104,159	$29,221	$21,249

(1) Excluding amounts eliminated in consolidation.

(2) This joint venture is developing and operating properties located in College Park, Maryland.

(3) This joint venture’s property is located in Hanover, Maryland (located in the Baltimore/Washington Corridor).

(4) This joint venture’s property is located in Huntsville, Alabama.

(5) This joint venture’s property is located in Charles County, Maryland (located in our “Other” business segment).

(6) This joint venture’s property is located in Lanham, Maryland (located in the Suburban Maryland region).

We determined that all of our joint ventures were VIEs under applicable accounting standards.  As discussed in Note 2, we adopted amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs.  Upon adoption of this standard on January 1, 2010, we re-evaluated our existing:

•                  unconsolidated joint venture and determined that we should continue to account for our investment using the equity method of accounting primarily because our partner has: (1) the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment; and

•                  consolidated joint ventures and determined that we should continue to consolidate each of them because we have: (1) the power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) both the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained and the right to receive returns on our fundings, which could be potentially significant to the VIEs.

Therefore, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

In March 2010, we completed the formation of LW Redstone Company, LLC (“Redstone”), a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama.  The land is owned by the U.S. Government and is under a long term master lease to the joint venture.  Through this master lease, the joint venture will create a business park that we expect will total approximately 4.6 million square feet of office and retail space when completed, including approximately 4.4 million square feet of Class A office space.  In addition, the business park will include hotel and other amenities.

We anticipate funding certain infrastructure costs that we expect will be reimbursed by the city of Huntsville.  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner is not required to make any future contributions to the joint venture.  Net cash flow distributions to the partners of Redstone vary depending on the source of the funds distributed and the nature of the capital fundings outstanding at the time of distribution.  In the case of all distribution sources, we are first entitled to repayment of operating deficits funded by us and preferred returns on such fundings.  We are also generally entitled to repayment of infrastructure and vertical construction costs funded by us and preferred returns on such fundings before our partner is entitled to receive repayment of its equity contribution of $9,000.  In addition, we will be entitled to 85% of distributable cash in excess of preferred returns.

We determined that Redstone is a VIE under applicable accounting standards and that we should consolidate it because: (1) we control the activities that are most significant to the VIE (we hold two of three positions on the joint venture’s management committee, and we will be responsible for the development, construction, leasing and management of the office properties to be constructed by the VIE); and (2) we have both the obligation to provide significant funding for the project, as noted above, and the right to receive returns on our funding.

At December 31, 2009, we had a 92.5% ownership interest in COPT Opportunity Invest I, LLC, an entity which is redeveloping a property in Hanover, Maryland.  In February 2010, we acquired the remaining 7.5% ownership interest in this entity.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31,	December 31,
	2010	2009
Prepaid expenses	$14,791	$19,769
Equity method investment in unconsolidated entity	14,605	9,461
Mortgage loans receivable (1)	13,453	12,773
Furniture, fixtures and equipment, net	12,362	12,633
Other assets	7,659	7,763
Construction contract costs incurred in excess of billings	5,542	19,556
Prepaid expenses and other assets	$68,412	$81,955

(1)          The fair value of our mortgage loans receivable totaled $15,525 at March 31, 2010 and $15,126 at December 31, 2009.

7.                                      Debt

Our debt consisted of the following:

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	March 31,	December 31,	Stated Interest Rates	Dates at
	March 31, 2010	2010	2009	at March 31, 2010	March 31, 2010
Mortgage and other loans payable:
Revolving Credit Facility	$600,000	$397,000	$365,000	LIBOR + 0.75% to 1.25% (1)	September 30, 2011 (2)

Mortgage and Other Secured Loans
Fixed rate mortgage loans (3)	N/A	1,163,072	1,166,443	5.20% - 7.94% (4)	2010 - 2034 (5)
Revolving Construction Facility	225,000	100,225	76,333	LIBOR + 1.60% to 2.00% (6)	May 2, 2011 (2)
Other variable rate secured loans	N/A	271,019	271,146	LIBOR + 2.25% to 3.00% (7)	2012-2014 (2)
Other construction loan facilities	23,400	16,753	16,753	LIBOR + 2.75% (8)	2011 (2)
Total mortgage and other secured loans		1,551,069	1,530,675

Unsecured notes payable (9)	N/A	2,001	2,019	0.00%	2026
Total mortgage and other loans payable		1,950,070	1,897,694

3.5% Exchangeable Senior Notes	N/A	157,061	156,147	3.50%	September 2026 (10)
Total debt		$2,107,131	$2,053,841

(1)          The interest rate on the Revolving Credit Facility was 1.03% at March 31, 2010.

(2)          Includes loans that may be extended for a one-year period at our option, subject to certain conditions.

(3)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect unamortized premiums totaling $342 at March 31, 2010 and $371 at December 31, 2009.

(4)          The weighted average interest rate on these loans was 6.0% at March 31, 2010.

(5)          A loan with a balance of $4,637 at March 31, 2010 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(6)          The weighted average interest rate on this loan was 1.83% at March 31, 2010.

(7)          The loans in this category at March 31, 2010 are subject to floor interest rates ranging from 4.25% to 5.5%.

(8)          The interest rate on this loan was 3.0% at March 31, 2010.

(9)          The carrying value of these notes reflects unamortized discount totaling $1,210 at March 31, 2010 and $1,242 at December 31, 2009.

(10)    As described further in our 2009 Annual Report on Form 10-K, the notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 18.9937 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2010 and is equivalent to an exchange price of $52.65 per common share).  The carrying value of these notes included a principal amount of $162,500 and an unamortized discount totaling $5,439 at March 31, 2010 and $6,353 at December 31, 2009.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months Ended March 31,
	2010	2009
Interest expense at stated interest rate	$1,422	$1,422
Interest expense associated with amortization of discount	913	860
Total	$2,335	$2,282

We capitalized interest costs of $3,936 in the three months ended March 31, 2010 and $4,499 in the three months ended March 31, 2009.

The following table sets forth information pertaining to the fair value of our debt:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,322,134	$1,256,906	$1,324,609	$1,252,126
Variable-rate debt	784,997	761,565	729,232	704,508
	$2,107,131	$2,018,471	$2,053,841	$1,956,634

On April 7, 2010, the Operating Partnership issued a $240,000 aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.7658 shares per one thousand dollar principal amount of the notes (exchange rate is as of April 7, 2010 and is equivalent to an exchange price of $48.16 per common share, a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  The initial liability component of this debt issuance is approximately $221,000 and the equity component is approximately $19,000.  The effective interest rate on the liability component, including amortization of the issuance costs, is approximately 6.5%.

8.                                      Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives at March 31, 2010 and December 31, 2009, all of which are interest rate swaps:

				Fair Value at
Notional	One-Month	Effective	Expiration	March 31,	December 31,
Amount	LIBOR base	Date	Date	2010	2009
$100,000	1.9750%	1/1/2010	5/1/2012	$(1,711)	$(1,068)
120,000	1.7600%	1/2/2009	5/1/2012	(1,516)	(669)
				$(3,227)	$(1,737)

Each of these interest rate swaps were designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009:

Derivatives Designated as	March 31, 2010		December 31, 2009
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other liabilities	$(3,227)	Other liabilities	$(1,737)

The table below presents the effect of our interest rate derivatives on our Consolidated Statements of Operations and comprehensive income for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009

Amount of loss recognized in AOCL (effective portion)	$(2,385)	$(1,381)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(911)	(2,299)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	(279)

Over the next 12 months, we estimate that approximately $3,077 will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations. These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreements. As of March 31, 2010, the fair value of interest rate derivatives in a liability position related to these agreements was $3,227, excluding the effects of accrued interest. As of March 31, 2010, we had not posted any collateral related to these agreements. We are not in default with any of these provisions. If we breached any of these provisions, we would be required to settle our obligations under the agreements at their termination value of $3,580.

9.                                      Shareholders’ Equity

Common Shares

During the three months ended March 31, 2010, we converted 309,497 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

We declared dividends per common share of $0.3925 in the three months ended March 31, 2010 and $0.3725 in the three months ended March 31, 2009.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Three Months Ended March 31,
	2010	2009
Beginning balance	$(1,907)	$(4,749)
Amount of loss recognized in AOCL	(2,385)	(1,381)
Amount of loss reclassified from AOCL to income	911	2,299
Adjustment to AOCL attributable to noncontrolling interests	103	575
Ending balance	$(3,278)	$(3,256)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$10,675	$18,166
Amount of loss recognized in AOCL	(2,385)	(1,381)
Amount of loss reclassified from AOCL to income	911	2,299
Total comprehensive income	9,201	19,084
Net income attributable to noncontrolling interests	(737)	(2,019)
Other comprehensive loss (income) attributable to noncontrolling interests	121	(116)
Total comprehensive income attributable to COPT	$8,585	$16,949

10.                               Supplemental Information to Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009
Supplemental schedule of non-cash investing and financing activities:

(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(1,313)	$3,622
Increase in property and noncontrolling interests in connection with property contribution to joint venture	$9,000	$—
Increase in fair value of derivatives applied to AOCL and noncontrolling interests	$1,490	$885
Dividends/distribution payable	$28,556	$25,891
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$4,515	$53,808
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$180	$19,101

11.          Information by Business Segment

As of March 31, 2010, we had eight primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Greater Baltimore; Colorado Springs; Suburban Maryland; San Antonio; Greater Philadelphia; and St. Mary’s and King George Counties.

The table below reports segment financial information for our real estate operations.  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including corporate assets and investments in unconsolidated entities.  We measure the performance of our segments through a measure we define as net operating income from real estate operations (“NOI from real estate operations”), which is derived by subtracting property expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Northern Virginia	Greater Baltimore	Colorado Springs	Suburban Maryland	San Antonio	Greater Philadelphia	St. Mary’s & King George Counties	Other	Intersegment Elimination	Total
Three Months Ended March 31, 2010
Revenues from real estate operations	$52,058	$18,659	$17,865	$6,332	$5,829	$3,938	$1,202	$3,589	$3,524	$—	$112,996
Property operating expenses	22,155	7,313	9,010	2,309	2,701	1,629	763	1,107	1,309	—	48,296
NOI from real estate operations	$29,903	$11,346	$8,855	$4,023	$3,128	$2,309	$439	$2,482	$2,215	$—	$64,700
Additions to properties, net	$15,959	$4,910	$7,240	$813	$1,541	$4,939	$10,058	$411	$12,476	$—	$58,347
Segment assets at March 31, 2010	$1,339,080	$452,105	$568,361	$269,338	$172,971	$139,977	$115,023	$94,033	$247,551	$(87)	$3,398,352

Three Months Ended March 31, 2009
Revenues from real estate operations	$49,004	$22,099	$13,771	$4,877	$5,023	$2,945	$2,506	$3,399	$3,220	$—	$106,844
Property operating expenses	18,619	7,796	6,771	1,323	2,054	836	81	886	667	—	39,033
NOI from real estate operations	$30,385	$14,303	$7,000	$3,554	$2,969	$2,109	$2,425	$2,513	$2,553	$—	$67,811
Additions to properties, net	$19,179	$69	$3,311	$5,197	$4,609	$7,379	$2,313	$347	$7,757	$(7)	$50,154
Segment assets at March 31, 2009	$1,270,539	$458,934	$436,862	$253,764	$155,712	$104,284	$96,267	$94,809	$267,108	$(989)	$3,137,290

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2010	2009
Segment revenues from real estate operations	$112,996	$106,844
Construction contract and other service revenues	37,365	74,889
Less: Revenues from discontinued operations (Note 14)	(768)	(736)
Total revenues	$149,593	$180,997

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2010	2009
Segment property operating expenses	$48,296	$39,033
Less: Property operating expenses from discontinued operations (Note 14)	(161)	(69)
Total property operating expenses	$48,135	$38,964

As previously discussed, we provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.  The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations (“NOI from service operations”), which is based on the net of revenues and expenses from these activities.  Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue. As a result, we believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations:

	For the Three Months
	Ended March 31,
	2010	2009
Construction contract and other service revenues	$37,365	$74,889
Construction contract and other service expenses	(36,399)	(73,323)
NOI from service operations	$966	$1,566

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months
	Ended March 31,
	2010	2009
NOI from real estate operations	$64,700	$67,811
NOI from service operations	966	1,566
Interest and other income	1,302	1,078
Equity in loss of unconsolidated entities	(205)	(115)
Income tax expense	(41)	(70)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(27,596)	(26,277)
General and administrative expenses	(5,900)	(5,543)
Business development expenses	(155)	(646)
Interest expense on continuing operations	(22,638)	(19,363)
NOI from discontinued operations	(607)	(667)
Income from continuing operations	$9,826	$17,774

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  We did not allocate interest expense, amortization of deferred financing costs and depreciation and amortization to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in loss of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate items not attributable to segments.

12.                               Share-Based Compensation

Restricted Shares

During the three months ended March 31, 2010, certain employees were granted a total of 243,906 restricted shares with a weighted average grant date fair value of $37.56 per share; these shares are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date, provided that the employees remain employed by us.  During the three months ended March 31, 2010, forfeiture restrictions lapsed on 253,874 common shares previously issued to employees; these shares had a weighted average grant date fair value of $31.80 per share, and the total intrinsic value of the shares on the vesting dates was $9,445.

Performance Share Units (“PSUs”)

On March 4, 2010, our Board of Trustees granted 100,645 PSUs to executives.  The PSUs have a performance period beginning on the grant date and concluding the earlier of three years from the grant date or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the Company’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th or greater	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we, in settlement of the award, will issue a number of fully-vested common shares equal to the sum of:

•                  the number of earned PSUs in settlement of the award plan; plus

•                  the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on such settlement date, as defined under the terms of the agreement.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by the Company for cause, all PSUs are forfeited.  PSUs do not carry voting rights.

We computed a grant date fair value of $53.31 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $37.84; expected volatility for our common shares of 62.2%; and risk-free interest rate of 1.38%.  We are recognizing the grant date fair value in connection with these PSU awards over a three-year period that commenced on March 4, 2010.

Options

During the three months ended March 31, 2010, 128,461 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $16.00 per share, and the total intrinsic value of the options exercised was $2,804.

13.                               Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following:

	For the Three Months Ended March 31,
	2010	2009
Deferred
Federal	$2	$54
State	1	12
	3	66
Current
Federal	40	3
State	9	1
	49	4
Total income tax expense	$52	$70

Reported on line entitled income tax expense	$41	$70
Reported on line entitled gain on sale of real estate, net	11	—
Total income tax expense	$52	$70

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’ combined Federal and state effective tax rate was 39% for the three months ended March 31, 2010 and 2009.

14.                               Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  431 and 437 Ridge Road properties and a contiguous parcel of land that were reclassified as held for sale in 2009; and

•                  11101 McCormick Road property that was sold on February 1, 2010.

Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current presentation.  The table below sets forth the components of discontinued operations reported on our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2010	2009

Revenue from real estate operations	$768	$736
Expenses from real estate operations:
Property operating expenses	161	69
Depreciation and amortization	7	214
Interest expense	65	61
Expenses from real estate operations	233	344
Discontinued operations before gain on sales of real estate	535	392
Gain on sales of real estate	297	—
Discontinued operations	$832	$392

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $67 million.  We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of the general partner pursuant to an indemnity agreement so long as we continue to manage the properties.  In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2010.

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

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease of three New Jersey properties.  The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete.  Under the lease agreement, we agreed to the following:

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of March 31, 2010, our investments in real estate included the following:

•                  248 wholly owned operating properties totaling 18.9 million square feet;

•                  22 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 2.8 million square feet upon completion;

•                  wholly owned land parcels totaling 1,503 acres that we believe are potentially developable into approximately 13.3 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

During the three months ended March 31, 2010, we:

•                  had a decrease in net income attributable to common shareholders of $6.2 million, or 51.2%, from the three months ended March 31, 2009, significant drivers of which included a decrease in operating income from our operating properties and an increase in interest expense resulting primarily from having higher debt levels in the current period;

•                  had a decrease of $5.2 million, or 8.1%, from the three months ended March 31, 2009 in our NOI from continuing real estate operations (defined below) attributable to properties that were owned and 100% operational throughout the two periods (properties that we refer to collectively as “Same-Office Properties”);

•                  finished the period with occupancy of our wholly owned portfolio of properties at 89.6%; and

•                  completed the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2010.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three months ended March 31, 2010 compared to the same periods in 2009;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at March 31, 2010; and

•                  the computation of our Funds from Operations.

You should refer to our Consolidated Financial Statements as you read this section.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “expect,” “estimate” or other comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

•                  governmental actions and initiatives; and

•                  environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	March 31,	December 31,
	2010	2009
Occupancy rates
Total	89.6%	90.7%
Baltimore/Washington Corridor	89.4%	91.6%
Northern Virginia	96.4%	96.6%
Greater Baltimore	81.3%	80.3%
Colorado Springs	86.3%	85.8%
Suburban Maryland	86.2%	91.9%
St. Mary’s and King George Counties	94.5%	97.8%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Other	99.2%	99.6%
Average contractual annual rental rate per square foot at period end (1)	$24.64	$24.63

(1) Includes estimated expense reimbursements.

As discussed in greater detail in our 2009 Annual Report Form 10-K, we expect that the leasing environment will continue to be under stress from the lagging effects of the global downturn in the economy throughout 2010 and perhaps beyond.  We believe that our continuing exposure to the challenging leasing environment is cushioned to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	March 31,	December 31,
Geographic Region	Interest	2010	2009
Greater Harrisburg, Pennsylvania (1)	20.0%	76.4%	79.0%
Suburban Maryland (2)	(2)	84.1%	84.1%
Baltimore/Washington Corridor (3)	50.0%	6.0%	6.0%

(1)          Includes 16 properties totaling 671,000 square feet.

(2)          Includes three properties totaling 298,000 operational square feet at (we had a 45% ownership interest in 242,000 square feet and a 50% ownership interest in 56,000 square feet).

(3)          Includes one property with 144,000 operational square feet.

Results of Operations

One manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties. The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations.  We view our NOI from continuing real estate as being comprised of the following primary categories:

•                  operating properties owned and 100% operational throughout the two periods being compared.  We define these as changes from “Same-Office Properties”;

•                  constructed properties placed into service that were not 100% operational throughout the two periods being compared; and

•                  operating properties acquired during, or in between, the two periods being compared.

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

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our Consolidated Statement of Operations (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
NOI from continuing real estate operations	$64,093	$67,144
NOI from service operations	966	1,566
Depreciation and amortization associated with real estate operations	(27,596)	(26,277)
General and administrative expense	(5,900)	(5,543)
Business development expenses	(155)	(646)
Operating income	$31,408	$36,244

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

	For the Three Months Ended March 31,
	2010	2009	Variance	% Change
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$112,228	$106,108	$6,120	5.8%
Construction contract and other service revenues	37,365	74,889	(37,524)	(50.1)%
Total revenues	149,593	180,997	(31,404)	(17.4)%
Expenses
Property operating expenses	48,135	38,964	9,171	23.5%
Depreciation and amortization associated with real estate operations	27,596	26,277	1,319	5.0%
Construction contract and other service expenses	36,399	73,323	(36,924)	(50.4)%
General and administrative expense	5,900	5,543	357	6.4%
Business development expenses	155	646	(491)	(76.0)%
Total operating expenses	118,185	144,753	(26,568)	(18.4)%

Operating income	31,408	36,244	(4,836)	(13.3)%
Interest expense	(22,638)	(19,363)	(3,275)	16.9%
Interest and other income	1,302	1,078	224	20.8%
Equity in loss of unconsolidated entities	(205)	(115)	(90)	78.3%
Income tax expense	(41)	(70)	29	(41.4)%
Income from continuing operations	9,826	17,774	(7,948)	(44.7)%
Discontinued operations	832	392	440	112.2%
Gain on sales of real estate, net of income taxes	17	—	17	N/A
Net income	10,675	18,166	(7,491)	(41.2)%
Net income attributable to noncontrolling interests	(737)	(2,019)	1,282	(63.5)%
Preferred share dividends	(4,025)	(4,025)	—	0.0%
Net income attributable to COPT common shareholders	$5,913	$12,122	$(6,209)	(51.2)%

NOI from Continuing Real Estate Operations

	For the Three Months Ended March 31,
	2010	2009	Variance	% Change
	(Dollars in thousands)
Revenues
Same office properties	$99,852	$100,691	$(839)	(0.8)%
Constructed properties placed in service	4,139	676	3,463	512.3%
Acquired properties	5,417	—	5,417	N/A
Other	2,820	4,741	(1,921)	(40.5)%
	112,228	106,108	6,120	5.8%
Property operating expenses
Same office properties	41,067	36,749	4,318	11.7%
Constructed properties placed in service	1,766	462	1,304	282.3%
Acquired properties	2,119	—	2,119	N/A
Other	3,183	1,753	1,430	81.6%
	48,135	38,964	9,171	23.5%
NOI from continuing real estate operations
Same office properties	58,785	63,942	(5,157)	(8.1)%
Constructed properties placed in service	2,373	214	2,159	1008.9%
Acquired properties	3,298	—	3,298	N/A
Other	(363)	2,988	(3,351)	112.1%
	$64,093	$67,144	$(3,051)	(4.5)%

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities.  In addition, the lines in the table entitled “Other” include the effects of vacancies at four properties that we expect to redevelop, including approximately 500,000 square feet at three properties in Greater Philadelphia; we recognized a $2.8 million decrease in NOI from real estate operations attributable to these properties.

With regard to changes in NOI from continuing real estate operations attributable to Same-Office Properties:

•                  the decrease in revenues included the following:

•                  a $2.8 million decrease in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia in the prior period; and

•                  a $988,000 decrease in rental revenue attributable primarily to changes in rental rates and occupancy between the two periods (average occupancy of same office properties was 90.1% in the current period versus 92.5% in the prior period); offset in part by

•                  a $3.0 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below.  While we have some lease structures under which tenants pay for 100% of properties’ operating expenses, our most prevalent lease structure is for tenants to pay for a portion of property operating expenses to the extent that such expenses exceed amounts established in their respective leases that are based on historical expense levels.  As a result, while there is an inherent direct relationship between our tenant recoveries and property operating expenses, this relationship does not result in a dollar for dollar increase in tenant recoveries as property operating expenses increase.

•                  the increase in property operating expenses was attributable primarily to a $4.5 million increase in snow removal expenses due primarily to increased snow and ice in most of our regions.

NOI from Service Operations

	For the Three Months Ended March 31,
	2010	2009	Variance	% Change
	(Dollars in thousands)
Construction contract and other service revenues	$37,365	$74,889	$(37,524)	(50.1)%
Construction contract and other service expenses	36,399	73,323	(36,924)	(50.4)%
NOI from service operations	$966	$1,566	$(600)	(38.3)%

NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract.

Interest expense

Interest expense increased primarily as a result of higher levels of borrowings outstanding in the current period.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of operating properties, plus real estate-related depreciation and amortization. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of previously depreciated operating real estate properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.  The table below sets forth the computation of the above stated measures for the three months ended March 31, 2010 and 2009 and provides reconciliations to the GAAP measures associated with such measures (amounts in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$10,675	$18,166
Add: Real estate-related depreciation and amortization	27,603	26,491
Add: Depreciation and amortization on unconsolidated real estate entities	175	160
Less: Gain on sales of operating properties, net of income taxes	(297)	—
FFO	38,156	44,817
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: Noncontrolling interests-other consolidated entities	(45)	(50)
Less: Preferred share dividends	(4,025)	(4,025)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(282)	(53)
Less: Basic and diluted FFO allocable to restricted shares	(379)	(453)
Basic and Diluted FFO	$33,260	$40,071

Weighted average common shares	57,844	51,930
Conversion of weighted average common units	5,017	7,253
Weighted average common shares/units - Basic FFO	62,861	59,183
Dilutive effect of share-based compensation awards	364	498
Weighted average common shares/units - Diluted FFO	63,225	59,681

Diluted FFO per share	$0.53	$0.67

Numerator for diluted EPS	$5,623	$11,854
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	527	1,804
Add: Real estate-related depreciation and amortization	27,603	26,491
Add: Depreciation and amortization of unconsolidated real estate entities	175	160
Add: Numerator for diluted EPS allocable to restricted shares	290	268
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(282)	(53)
Less: Basic and diluted FFO allocable to restricted shares	(379)	(453)
Less: Gain on sales of operating properties, net of income taxes	(297)	—
Basic and Diluted FFO	$33,260	$40,071

Denominator for diluted EPS	58,208	52,428
Weighted average common units	5,017	7,253
Denominator for Diluted FFO per share	63,225	59,681

Investing and Financing Activities During the Three Months Ended March 31, 2010

In March 2010, we completed the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama.  The land is owned by the U.S. Government and is under a long term master lease to the joint venture.  Through this master lease, the joint venture will create a business park that we expect will total approximately 4.6 million square feet of office and retail space when completed, including approximately 4.4 million square feet of Class A office space.  In addition, the business park will include hotel and other amenities.  Development and construction of the business park is expected to take place over a 20 year period.  Our joint venture partner does not have any funding obligations under the terms of the joint venture agreement.

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our Consolidated Balance Sheet for the three months ended March 31, 2010 (in thousands):

Construction, development and redevelopment	$48,869
Acquisitions	4,835
Tenant improvements on operating properties	3,773	(1)
Capital improvements on operating properties	870
	$58,347

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Construction development and redevelopment activities underway at March 31, 2010 included the following:

		Square	Estimated	Expected Year
	Number of	Feet	Remaining Costs	For Costs to be
Activity	Properties	(in thousands)	(in millions)	Incurred Through
Construction of new properties	11	1,331	$99.3	2012
Development of new properties	11	1,191	230.6	2013
Redevelopment of existing properties	2	567	20.4	2011

Investing and Financing Activity Subsequent to March 31, 2010

On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.7658 shares per $1,000 principal amount of the notes (exchange rate is as of April 7, 2010 and is equivalent to an exchange price of $48.16 per common share, a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  We used the $234.3 million in net proceeds available after transaction costs from this issuance for general corporate purposes, including the application of $224.0 million to pay down borrowings under our Revolving Credit Facility.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  While we may experience increasing challenges discussed elsewhere herein and in our 2009 Annual Report on Form 10-K due to the current economic environment, we believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our Revolving Credit Facility (defined below) or forgo borrowing under construction loan credit facilities to fund development activities.

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties.  We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for property development and acquisition.

We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $600.0 million, $202.5 million of which was available at March 31, 2010; this facility is available through September 2011 and may be extended for one year at our option, subject to certain conditions.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $124.8 million of which was available at March 31, 2010 to fund construction costs; this facility is available until May 2011 and may be extended for one year at our option, subject to certain conditions.

We believe that we have sufficient capacity under our Revolving Credit Facility and Revolving Construction Facility to satisfy our 2010 debt maturities and to fund construction of properties that were under construction at period end or expected to be started during the remainder of 2010.  In April 2010, we increased the borrowing capacity under our Revolving Credit Facility by $100.0 million, from $600.0 million to $700.0 million.  We expect to pursue new long- and medium-term debt during the remainder of 2010, the proceeds of which we expect to use to pay down our Revolving Credit Facility and Revolving Construction Facility to create additional borrowing capacity.  We expect to make use of any such additional borrowing capacity to fund future investment opportunities and repay debt maturities.

Selective dispositions of operating and other properties may also provide capital resources during the remainder of 2010 and in future years.  We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2010, we were in compliance with these financial covenants.

Cash Flows

Our cash flow from operations decreased $32.4 million, or 47.5%, when comparing the three months ended March 31, 2010 and 2009 due primarily to the timing of cash flow associated with third-party construction projects.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.

Our cash flow provided by financing activities increased $38.0 million when comparing the three months ended March 31, 2010 and 2009 due primarily to higher debt repayments associated with a maturing loan in the prior year.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2009 Annual Report on Form 10-K.

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

The following table sets forth as of March 31, 2010 our debt and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2010	2011 (1)	2012	2013	2014	Thereafter	Total
Long term debt:
Fixed rate debt (2)	$62,424	$276,936	$47,153	$143,027	$96,786	$702,115	$1,328,441
Weighted average interest rate	5.84%	4.35%	6.39%	5.63%	7.11%	5.96%	5.68%
Variable rate debt	$399	$514,542	$222,005	$649	$47,402	$—	$784,997

(1)          Includes amounts outstanding at March 31, 2010 of $397.0 million under our Revolving Credit Facility, $100.2 million under our Revolving Construction Facility and $16.8 million under another construction loan facility that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $6.3 million.

The fair market value of our debt was $2.0 billion at March 31, 2010.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $59.9 million at March 31, 2010.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2010, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	March 31,
Amount	LIBOR base	Date	Date	2010
120,000	1.7600%	1/2/2009	5/1/2012	$(1,711)
100,000	1.9750%	1/1/2010	5/1/2012	(1,516)
				$(3,227)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $729,000 in the three months ended March 31, 2010 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                              Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

We are not aware of any material developments during the most recent fiscal quarter regarding the litigation described in our 2009 Annual Report on Form 10-K.  We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended March 31, 2010, 309,497 of the Operating Partnership’s common units were exchanged for 309,497 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1

Twenty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated March 4, 2010 (filed with the Company’s Current Report on Form 8-K dated March 10, 2010 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: April 30, 2010	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

	By:	/s/ Stephen E. Riffee
Date: April 30, 2010		Stephen E. Riffee
Executive Vice President and Chief Financial Officer