Form 10-Q
period 2010-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2010-07-30
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 20, 2010, 59,287,048 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Properties, net:
Operating properties, net	$2,558,567	$2,510,277
Properties held for sale, net	18,548	18,533
Projects under construction or development	553,399	501,090
Total properties, net	3,130,514	3,029,900
Cash and cash equivalents	9,879	8,262
Restricted cash and marketable securities	20,738	16,549
Accounts receivable, net	12,552	17,459
Deferred rent receivable	75,683	71,805
Intangible assets on real estate acquisitions, net	96,151	100,671
Deferred leasing and financing costs, net	55,838	51,570
Prepaid expenses and other assets	65,928	83,806
Total assets	$3,467,283	$3,380,022

Liabilities and equity
Liabilities:
Debt, net	$2,182,375	$2,053,841
Accounts payable and accrued expenses	84,164	116,455
Rents received in advance and security deposits	28,328	32,177
Dividends and distributions payable	28,580	28,440
Deferred revenue associated with operating leases	12,929	14,938
Distributions received in excess of investment in unconsolidated real estate joint venture	5,351	5,088
Other liabilities	13,990	8,451
Total liabilities	2,355,717	2,259,390
Commitments and contingencies (Note 15)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at June 30, 2010 and December 31, 2009)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized and 59,287,761 shares issued and outstanding at June 30, 2010; 75,000,000 shares authorized and 58,342,673 shares issued and outstanding at December 31, 2009)	593	583
Additional paid-in capital	1,269,142	1,238,704
Cumulative distributions in excess of net income	(246,008)	(209,941)
Accumulated other comprehensive loss	(4,263)	(1,907)
Total Corporate Office Properties Trust’s shareholders’ equity	1,019,545	1,027,520
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	63,675	73,892
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated real estate joint ventures	19,546	10,420
Noncontrolling interests in subsidiaries	92,021	93,112
Total equity	1,111,566	1,120,632
Total liabilities and equity	$3,467,283	$3,380,022

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$91,173	$87,649	$182,183	$176,494
Tenant recoveries and other real estate operations revenue	18,084	17,358	39,302	34,621
Construction contract and other service revenues	26,065	103,324	63,430	178,213
Total revenues	135,322	208,331	284,915	389,328
Expenses
Property operating expenses	40,005	37,100	88,140	76,064
Depreciation and amortization associated with real estate operations	29,548	28,493	57,144	54,770
Construction contract and other service expenses	25,402	101,161	61,801	174,484
General and administrative expenses	5,926	5,834	11,826	11,377
Business development expenses	465	446	620	1,092
Total operating expenses	101,346	173,034	219,531	317,787
Operating income	33,976	35,297	65,384	71,541
Interest expense	(25,812)	(18,620)	(48,450)	(37,983)
Interest and other income	245	1,252	1,547	2,330
Income from continuing operations before equity in loss of unconsolidated entities and income taxes	8,409	17,929	18,481	35,888
Equity in loss of unconsolidated entities	(72)	(202)	(277)	(317)
Income tax expense	(7)	(52)	(48)	(122)
Income from continuing operations	8,330	17,675	18,156	35,449
Discontinued operations	486	376	1,318	768
Income before gain on sales of real estate	8,816	18,051	19,474	36,217
Gain on sales of real estate, net of income taxes	335	—	352	—
Net income	9,151	18,051	19,826	36,217
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(364)	(1,272)	(891)	(3,076)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	(156)	25	(201)	(25)
Net income attributable to Corporate Office Properties Trust	8,466	16,639	18,404	32,786
Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Net income attributable to Corporate Office Properties Trust common shareholders	$4,440	$12,613	$10,353	$24,735
Net income attributable to Corporate Office Properties Trust:
Income from continuing operations	$8,016	$16,297	$17,190	$32,101
Discontinued operations, net	450	342	1,214	685
Net income attributable to Corporate Office Properties Trust	$8,466	$16,639	$18,404	$32,786
Basic earnings per common share (1)
Income from continuing operations	$0.06	$0.21	$0.15	$0.43
Discontinued operations	0.01	0.01	0.02	0.02
Net income attributable to COPT common shareholders	$0.07	$0.22	$0.17	$0.45
Diluted earnings per common share (1)
Income from continuing operations	$0.06	$0.21	$0.15	$0.43
Discontinued operations	0.01	0.01	0.02	0.01
Net income attributable to COPT common shareholders	$0.07	$0.22	$0.17	$0.44

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,824,000 shares)	—	28	61,368	—	—	(61,396)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (153,177 common shares)	—	2	1,855	—	—	—	1,857
Share-based compensation	—	2	5,248	—	—	—	5,250
Restricted common share redemptions (71,267 shares)	—	—	(1,752)	—	—	—	(1,752)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,165)	—	—	21,165	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	3,573	650	4,223
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	32,786	—	3,431	36,217
Dividends	—	—	—	(49,912)	—	—	(49,912)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(4,308)	(4,308)
Contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	736	736
Balance at June 30, 2009 (58,016,683 common shares outstanding)	$81	$580	$1,229,931	$(179,698)	$(1,176)	$96,689	$1,146,407

Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (610,598 shares)	—	6	8,821	—	—	(8,827)	—
Costs associated with common shares issued to the public	—	—	(19)	—	—	—	(19)
Exercise of share options (175,443 shares)	—	2	3,082	—	—	—	3,084
Share-based compensation	—	2	5,640	—	—	—	5,642
Restricted common share redemptions (99,692 shares)	—	—	(3,713)	—	—	—	(3,713)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(1,496)	—	—	1,496	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,356)	(161)	(2,517)
Net income	—	—	—	18,404	—	1,422	19,826
Dividends	—	—	—	(54,471)	—	—	(54,471)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(3,946)	(3,946)
Contributions from noncontrolling interests in other consolidated real estate joint ventures	—	—	—	—	—	9,260	9,260
Distributions to noncontrolling interests in other consolidated real estate joint ventures	—	—	(26)	—	—	(335)	(361)
Balance at June 30, 2010 (59,287,761 common shares outstanding)	$81	$593	$1,269,142	$(246,008)	$(4,263)	$92,021	$1,111,566

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$19,826	$36,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	58,433	56,311
Amortization of deferred financing costs	2,621	2,033
Increase in deferred rent receivable	(4,289)	(3,006)
Amortization of above or below market leases	(1,037)	(997)
Amortization of net debt discounts	2,649	1,663
Gain on sales of real estate	(660)	—
Share-based compensation	5,642	5,250
Other	(92)	(1,794)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,704	(92)
Decrease (increase) in restricted cash and marketable securities and prepaid expenses and other assets	21,820	(4,681)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(27,213)	38,055
Increase in rents received in advance and security deposits	(3,849)	(528)
Net cash provided by operating activities	78,555	128,431
Cash flows from investing activities
Purchases of and additions to properties	(145,950)	(101,650)
Proceeds from sales of properties	3,947	65
Mortgage loan receivable funded	(603)	—
Leasing costs paid	(5,297)	(6,282)
Investment in unconsolidated entity	(4,500)	—
Other	(3,278)	(4,636)
Net cash used in investing activities	(155,681)	(112,503)
Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	500,459	314,147
Repayments of debt
Scheduled principal amortization	(6,969)	(5,509)
Other repayments	(349,006)	(335,339)
Deferred financing costs paid	(6,252)	(202)
Net proceeds from issuance of common shares	3,065	73,682
Dividends paid	(54,091)	(47,596)
Distributions paid	(4,186)	(5,361)
Restricted share redemptions	(3,713)	(1,752)
Other	(564)	(2,842)
Net cash provided (used) by financing activities	78,743	(10,772)

Net increase in cash and cash equivalents	1,617	5,156
Cash and cash equivalents
Beginning of period	8,262	6,775
End of period	$9,879	$11,931
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(2,064)	$11,971
Increase in property and noncontrolling interests in connection with property contribution to joint venture	$9,000	$—
Increase in fair value of derivatives applied to AOCL and noncontrolling interests	$2,547	$4,225
Dividends/distribution payable	$28,580	$27,057
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$8,827	$61,396
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$1,496	$21,165

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2010, our investments in real estate included the following:

•                  247 wholly owned operating properties totaling 19.5 million square feet;

•                  22 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 3.1 million square feet upon completion, including three partially operational properties included above;

•                  wholly owned land parcels totaling 1,515 acres that we believe are potentially developable into approximately 14.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), for which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2010 follows:

Common Units	93%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

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

Reclassifications

We reclassified certain amounts from the prior periods to conform to the current period presentation of our Consolidated Financial Statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

We adopted amended guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs.  This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The guidance also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the standard requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  As discussed further in Note 5, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

We adopted guidance issued by the FASB effective January 1, 2010 that requires new disclosures and clarifications to existing disclosures pertaining to transfers in and out of Level 1 and Level 2 fair value measurements, presentation of activity within Level 3 fair value measurements and details of valuation techniques and inputs utilized.  Our adoption of this guidance did not have a material effect on our financial statements or disclosures.

3.                                      Fair Value Measurements

For a description on how we estimate fair value, see Note 2 to the consolidated financial statements in our 2009 Form 10-K.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2010 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Marketable securities (1)	$7,719	$—	$—	$7,719

Liabilities:
Deferred compensation plan liability (2)	$6,935	$—	$—	$6,935
Interest rate derivatives (2)	—	4,284	—	4,284
Liabilities	$6,935	$4,284	$—	$11,219

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

For additional fair value information, see Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for derivatives.

4.                                      Properties, net

Operating properties, net consisted of the following:

	June 30,	December 31,
	2010	2009
Land	$486,962	$479,545
Buildings and improvements	2,528,444	2,445,775
	3,015,406	2,925,320
Less: accumulated depreciation	(456,839)	(415,043)
	$2,558,567	$2,510,277

As of June 30, 2010 and December 31, 2009, 431 and 437 Ridge Road, two office properties located in Dayton, New Jersey that we were under contract to sell along with a contiguous land parcel for $23,920, were classified as held for sale. The components associated with these properties included the following:

	June 30,	December 31,
	2010	2009
Land, operating properties	$3,498	$3,498
Land, development	512	512
Buildings and improvements	21,510	21,509
Construction in progress	597	583
	26,117	26,102
Less: accumulated depreciation	(7,569)	(7,569)
	$18,548	$18,533

Projects under construction or development consisted of the following:

	June 30,	December 31,
	2010	2009
Land	$234,150	$231,297
Construction in progress	319,249	269,793
	$553,399	$501,090

2010 Acquisitions

On June 28, 2010, we acquired a 152,000 square foot office property in McLean, Virginia for $40,000.  The table below sets forth the allocation of the acquisition costs of this property:

Land, operating properties	$6,378
Building and improvements	25,429
Intangible assets on real estate acquisitions	8,193
Total acquisition cost	$40,000

Intangible assets recorded in connection with the above acquisition included the following:

		Weighted
		Average
		Amortization
		Period
		(in Years)
In-place lease value	$6,255	2
Tenant relationship value	1,938	7
	$8,193	3

2010 Construction, Development and Redevelopment Activities

During the six months ended June 30, 2010, we had two newly constructed buildings totaling 236,000 square feet in Colorado Springs, Colorado become fully operational (49,000 of these square feet were placed into service in 2009) and placed into service 72,000 square feet in two partially operational properties (one in the Baltimore/Washington Corridor and one in Greater Baltimore).

As of June 30, 2010, we had construction underway on ten buildings totaling 1.2 million square feet (five in the Baltimore/Washington Corridor, three in San Antonio, Texas and two in Greater Baltimore) (including 117,000 square feet placed into service in partially operational properties).  We also had development activities underway on twelve new buildings totaling 1.5 million square feet, including two through a consolidated joint venture (four in the Baltimore/Washington Corridor, two in Greater Baltimore, two in San Antonio, two in Huntsville, Alabama, one in Northern Virginia and one in St. Mary’s & King George Counties).  In addition, we had redevelopment underway on two properties totaling 576,000 square feet (one in the Baltimore/Washington Corridor and one in Greater Philadelphia).

5.                                      Real Estate Joint Ventures

During the six months ended June 30, 2010, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below:

Investment Balance at							Maximum
June 30,		December 31,		Date		Nature of	Exposure
2010		2009		Acquired	Ownership	Activity	to Loss (1)

$(5,351)	(2)	$(5,088)	(2)	9/29/2005	20%	Operates 16 buildings	$—

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

(2)          The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5,196 at June 30, 2010 and December 31, 2009 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

The following table sets forth condensed balance sheets for this unconsolidated joint venture:

	June 30,	December 31,
	2010	2009
Properties, net	$62,120	$62,990
Other assets	4,354	5,148
Total assets	$66,474	$68,138

Liabilities (primarily debt)	$67,266	$67,611
Owners’ equity	(792)	527
Total liabilities and owners’ equity	$66,474	$68,138

The following table sets forth condensed statements of operations for this unconsolidated joint venture:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$2,089	$2,313	$4,189	$4,733
Property operating expenses	(832)	(836)	(1,826)	(1,671)
Interest expense	(966)	(993)	(1,947)	(1,974)
Depreciation and amortization expense	(857)	(803)	(1,735)	(1,602)
Net loss	$(566)	$(319)	$(1,319)	$(514)

The table below sets forth information pertaining to our investments in consolidated joint ventures at June 30, 2010:

		Ownership		June 30, 2010 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	6/30/2010	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	45.0%	Operating two buildings and developing others (2)	$57,096	$—	$775
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operating one building (3)	29,969	29,640	16,834
LW Redstone Company, LLC	3/23/2010	85.0%	Developing land parcel (4)	12,405	—	109
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (5)	7,408	—	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building (6)	3,906	—	73
				$110,784	$29,640	$17,791

(1) Excludes amounts eliminated in consolidation.

(2) This joint venture’s properties are in College Park, Maryland.

(3) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).

(4) This joint venture’s property is in Huntsville, Alabama.

(5) This joint venture’s property is in Charles County, Maryland.

(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

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

At December 31, 2009, we had a 92.5% ownership interest in COPT Opportunity Invest I, LLC, an entity that is redeveloping a property in Hanover, Maryland.  In February 2010, we acquired the remaining 7.5% ownership interest in this entity.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	June 30,	December 31,
	2010	2009
Equity method investment in unconsolidated entity	$14,646	$9,461
Mortgage loans receivable (1)	14,109	12,773
Furniture, fixtures and equipment, net	12,142	12,633
Prepaid expenses	9,026	19,769
Construction contract costs incurred in excess of billings	4,744	19,556
Other assets	11,261	9,614
Prepaid expenses and other assets	$65,928	$83,806

(1)          The fair value of our mortgage loans receivable totaled $15,904 at June 30, 2010 and $15,126 at December 31, 2009.

7.                                      Debt

Our debt consisted of the following:

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2010	2010	2009	at June 30, 2010	June 30, 2010

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,159,669	$1,166,443	5.20% - 7.94% (2)	2010 - 2034 (3)
Revolving Construction Facility	$225,000	102,887	76,333	LIBOR + 1.60% to 2.00% (4)	May 2, 2011 (5)
Variable rate secured loans	N/A	270,892	271,146	LIBOR + 2.25% to 3.00% (6)	2012-2014 (5)
Other construction loan facilities	23,400	16,753	16,753	LIBOR + 2.75% (7)	2011 (5)
Total mortgage and other secured loans		1,550,201	1,530,675

Revolving Credit Facility	700,000	250,000	365,000	LIBOR + 0.75% to 1.25% (8)	September 30, 2011 (5)
Unsecured notes payable (9)	N/A	1,983	2,019	0.00%	2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	222,204	—	4.25%	April 2030 (10)
3.5% Exchangeable Senior Notes	N/A	157,987	156,147	3.50%	September 2026 (11)
Total debt		$2,182,375	$2,053,841

(1)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect unamortized premiums totaling $313 at June 30, 2010 and $371 at December 31, 2009.

(2)	The weighted average interest rate on these loans was 6.0% at June 30, 2010.
(3)	A loan with a balance of $4,616 at June 30, 2010 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(4)	The weighted average interest rate on this loan was 1.96% at June 30, 2010.
(5)	Includes amounts that may be extended for a one-year period at our option, subject to certain conditions.
(6)	The loans in this category at June 30, 2010 are subject to floor interest rates ranging from 4.25% to 5.5%.
(7)	The interest rate on this loan was 3.1% at June 30, 2010.
(8)	The weighted average interest rate on the Revolving Credit Facility was 1.45% at June 30, 2010.
(9)	The carrying value of these notes reflects unamortized discount totaling $1,178 at June 30, 2010 and $1,242 at December 31, 2009.
(10)	Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.
(11)

As described further in our 2009 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 19.049 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2010 and is equivalent to an exchange price of $52.50 per common share). The carrying value of these notes included a principal amount of $162,500 and an unamortized discount totaling $4,513 at June 30, 2010 and $6,353 at December 31, 2009. The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest expense at stated interest rate	$1,422	$1,422	$2,844	$2,844
Interest expense associated with amortization of discount	927	874	1,840	1,734
Total	$2,349	$2,296	$4,684	$4,578

In April 2010, we increased the borrowing capacity under our Revolving Credit Facility by $100,000, from $600,000 to $700,000.

On April 7, 2010, the Operating Partnership issued a $240,000 aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares of beneficial interest (“common shares”) at an exchange rate (subject to adjustment) of 20.7658 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2010 and is equivalent to an exchange price of $48.16 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  The initial liability component of this debt issuance was $221,401 and the equity component was $18,599.  In addition, we recognized $450 of the financing fees incurred in relation to these notes in equity. The carrying value of these notes at June 30, 2010 included an unamortized discount totaling $17,796 at June 30, 2010.  The effective interest rate on the liability component, including amortization of the issuance costs, is 6.05%.  The table below sets forth interest expense recognized on these notes for the three and six months ended June 30, 2010 before deductions for amounts capitalized:

Interest expense at stated interest rate	$2,380
Interest expense associated with amortization of discount	803
Total	$3,183

We capitalized interest costs of $4,208 in the three months ended June 30, 2010, $3,985 in the three months ended June 30, 2009, $8,144 in the six month ended June 30, 2010 and $8,484 in the six months ended June 30, 2009.

The following table sets forth information pertaining to the fair value of our debt:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,541,843	$1,509,836	$1,324,609	$1,252,126
Variable-rate debt	640,532	629,145	729,232	704,508
	$2,182,375	$2,138,981	$2,053,841	$1,956,634

8.                                      Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate derivatives at June 30, 2010 and December 31, 2009, all of which are interest rate swaps:

				Fair Value at
Notional	One-Month	Effective	Expiration	June 30,	December 31,
Amount	LIBOR base	Date	Date	2010	2009
$100,000	1.9750%	1/1/2010	5/1/2012	$(2,158)	$(1,068)
120,000	1.7600%	1/2/2009	5/1/2012	(2,126)	(669)
				$(4,284)	$(1,737)

Each of these interest rate swaps were designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009:

Derivatives Designated as	June 30, 2010		December 31, 2009
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other liabilities	$(4,284)	Other liabilities	$(1,737)

The table below presents the effect of our interest rate derivatives on our Consolidated Statements of Operations and comprehensive income for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Amount of (loss) gain recognized in AOCL (effective portion)	$(1,929)	$1,658	$(4,314)	$277
Amount of loss reclassified from AOCL into interest expense (effective portion)	(886)	(1,647)	(1,797)	(3,946)
Amount of gain (loss) recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	51	—	(228)

Over the next 12 months, we estimate that approximately $2,921 will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2010, the fair value of interest rate derivatives in a liability position related to these agreements was $4,284, excluding the effects of accrued interest. As of June 30, 2010, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $4,706.

9.                                      Shareholders’ Equity

Common Shares

During the six months ended June 30, 2010, we converted 610,598 common units in our Operating Partnership into common shares on the basis of one common share for each common unit.

See Note 11 for disclosure of common share activity pertaining to our share-based compensation plans.

We declared dividends per common share of $0.3925 in the three months ended June 30, 2010, $0.3725 in the three months ended June 30, 2010, $0.785 in the six months ended June 30, 2010 and $0.745 in the six months ended June 30, 2009.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity:

	For the Six Months Ended June 30,
	2010	2009
Beginning balance	$(1,907)	$(4,749)
Amount of (loss) gain recognized in AOCL (effective portion)	(4,314)	277
Amount of loss reclassified from AOCL to income (effective portion)	1,797	3,946
Adjustment to AOCL attributable to noncontrolling interests	161	(650)
Ending balance	$(4,263)	$(1,176)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$9,151	$18,051	$19,826	$36,217
Amount of (loss) gain recognized in AOCL	(1,929)	1,658	(4,314)	277
Amount of loss reclassified from AOCL to income	886	1,647	1,797	3,946
Total comprehensive income	8,108	21,356	17,309	40,440
Net income attributable to noncontrolling interests	(685)	(1,412)	(1,422)	(3,431)
Other comprehensive loss (income) attributable to noncontrolling interests	77	(300)	198	(416)
Total comprehensive income attributable to COPT	$7,500	$19,644	$16,085	$36,593

10.                               Information by Business Segment

As of June 30, 2010, we had eight primary office property segments: Baltimore/Washington Corridor; Northern Virginia; Greater Baltimore; Colorado Springs; Suburban Maryland; San Antonio; Greater Philadelphia; and St. Mary’s and King George Counties.

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

	Baltimore/ Washington Corridor	Northern Virginia	Greater Baltimore	Colorado Springs	Suburban Maryland	San Antonio	Greater Philadelphia	St. Mary’s & King George Counties	Other	Total
Three Months Ended June 30, 2010
Revenues from real estate operations	$50,623	$18,172	$16,827	$6,154	$5,452	$4,228	$1,510	$3,530	$3,495	$109,991
Property operating expenses	16,853	6,706	7,311	2,239	2,199	2,100	800	1,041	895	40,144
NOI from real estate operations	$33,770	$11,466	$9,516	$3,915	$3,253	$2,128	$710	$2,489	$2,600	$69,847
Additions to properties, net	$32,257	$32,684	$7,919	$700	$540	$5,559	$6,273	$132	$1,311	$87,375

Three Months Ended June 30, 2009
Revenues from real estate operations	$48,941	$18,950	$13,746	$5,797	$5,164	$3,547	$2,507	$3,467	$3,599	$105,718
Property operating expenses	17,447	7,435	5,881	1,726	2,036	961	(17)	803	890	37,162
NOI from real estate operations	$31,494	$11,515	$7,865	$4,071	$3,128	$2,586	$2,524	$2,664	$2,709	$68,556
Additions to properties, net	$14,322	$2,299	$5,592	$12,870	$13,039	$11,998	$2,098	$178	$2,460	$64,856

Six Months Ended June 30, 2010
Revenues from real estate operations	$102,681	$36,831	$34,692	$12,486	$11,281	$8,166	$2,712	$7,119	$7,019	$222,987
Property operating expenses	39,008	14,019	16,321	4,548	4,900	3,729	1,563	2,148	2,204	88,440
NOI from real estate operations	$63,673	$22,812	$18,371	$7,938	$6,381	$4,437	$1,149	$4,971	$4,815	$134,547
Additions to properties, net	$48,216	$37,594	$15,159	$1,513	$2,081	$10,498	$16,331	$543	$13,787	$145,722
Segment assets at June 30, 2010	$1,358,956	$485,307	$570,889	$267,356	$172,321	$144,275	$120,432	$93,333	$254,414	$3,467,283

Six Months Ended June 30, 2009
Revenues from real estate operations	$97,945	$41,049	$27,517	$10,674	$10,187	$6,492	$5,013	$6,866	$6,819	$212,562
Property operating expenses	36,066	15,231	12,652	3,049	4,090	1,797	64	1,689	1,557	76,195
NOI from real estate operations	$61,879	$25,818	$14,865	$7,625	$6,097	$4,695	$4,949	$5,177	$5,262	$136,367
Additions to properties, net	$33,501	$2,368	$8,903	$18,067	$17,648	$19,377	$4,411	$525	$10,210	$115,010
Segment assets at June 30, 2009	$1,273,553	$455,200	$436,323	$268,674	$164,279	$116,590	$97,618	$94,420	$292,018	$3,198,675

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Segment revenues from real estate operations	$109,991	$105,718	$222,987	$212,562
Construction contract and other service revenues	26,065	103,324	63,430	178,213
Less: Revenues from discontinued operations (Note 13)	(734)	(711)	(1,502)	(1,447)
Total revenues	$135,322	$208,331	$284,915	$389,328

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Segment property operating expenses	$40,144	$37,162	$88,440	$76,195
Less: Property operating expenses from discontinued operations (Note 13)	(139)	(62)	(300)	(131)
Total property operating expenses	$40,005	$37,100	$88,140	$76,064

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Construction contract and other service revenues	$26,065	$103,324	$63,430	$178,213
Construction contract and other service expenses	(25,402)	(101,161)	(61,801)	(174,484)
NOI from service operations	$663	$2,163	$1,629	$3,729

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
NOI from real estate operations	$69,847	$68,556	$134,547	$136,367
NOI from service operations	663	2,163	1,629	3,729
Interest and other income	245	1,252	1,547	2,330
Equity in loss of unconsolidated entities	(72)	(202)	(277)	(317)
Income tax expense	(7)	(52)	(48)	(122)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(29,548)	(28,493)	(57,144)	(54,770)
General and administrative expenses	(5,926)	(5,834)	(11,826)	(11,377)
Business development expenses	(465)	(446)	(620)	(1,092)
Interest expense on continuing operations	(25,812)	(18,620)	(48,450)	(37,983)
NOI from discontinued operations	(595)	(649)	(1,202)	(1,316)
Income from continuing operations	$8,330	$17,675	$18,156	$35,449

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

11.                               Share-Based Compensation

On May 13, 2010, we adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan, under which we may issue equity-based awards to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan.  The plan provides for a maximum of 5,900,000 common shares of beneficial interest, of which 3,000,000 were added pursuant to the amendment and restatement, to be issued in the form of options to purchase common shares (“options”), share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

Restricted Shares

During the six months ended June 30, 2010, certain employees and members of our Board of Trustees were granted a total of 267,706 restricted shares with a weighted average grant date fair value of $37.83 per share. Shares granted to employees are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date, provided that the employees remain employed by us. Shares granted to the Trustees vest on the first anniversary of the grant date provided that the Trustees remain in their positions. During the six months ended June 30, 2010, forfeiture restrictions lapsed on 261,241 common shares previously issued to employees; these shares had a weighted average grant date fair value of $31.93 per share, and the total intrinsic value of the shares on the vesting dates was $9,724.

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

Percentile Rank	Earned PSUs Payout%
75th or greater	200% of PSUs granted
50th or greater	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

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

Options

During the six months ended June 30, 2010, 175,443 options were exercised. The weighted average exercise price of these options was $17.58 per share, and the total intrinsic value of the options exercised was $3,615.

12.                               Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes. Our TRS’ provision for income tax consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Deferred
Federal	$11	$46	$13	$100
State	2	10	3	22
	13	56	16	122
Current
Federal	(5)	(3)	35	—
State	(1)	(1)	8	—
	(6)	(4)	43	—
Total income tax expense	$7	$52	$59	$122

Reported on line entitled income tax expense	$7	$52	$48	$122
Reported on line entitled gain on sale of real estate, net	—	—	11	—
Total income tax expense	$7	$52	$59	$122

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’ combined Federal and state effective tax rate was 39% for the three and six months ended June 30, 2010 and 2009.

13.                               Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  431 and 437 Ridge Road properties and a contiguous parcel of land that were reclassified as held for sale in 2009; and

•                  11101 McCormick Road property that was sold on February 1, 2010.

Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current presentation. The table below sets forth the components of discontinued operations reported on our Consolidated Statements of Operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue from real estate operations	$734	$711	$1,502	$1,447
Expenses from real estate operations:
Property operating expenses	139	62	300	131
Depreciation and amortization	—	215	7	429
Interest expense	109	58	174	119
Expenses from real estate operations	248	335	481	679
Discontinued operations before gain on sales of real estate	486	376	1,021	768
Gain on sales of real estate	—	—	297	—
Discontinued operations	$486	$376	$1,318	$768

14.                               Earnings Per Share (“EPS”)

We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period. Our computation of diluted EPS is similar except that:

•                  the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock or if-converted methods; and

•                  the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$8,330	$17,675	$18,156	$35,449
Add: Gain on sales of real estate, net	335	—	352	—
Less: Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Less: Income from continuing operations attributable to noncontrolling interests	(649)	(1,378)	(1,318)	(3,348)
Less: Income from continuing operations attributable to restricted shares	(250)	(242)	(540)	(510)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	3,740	12,029	8,599	23,540
Add: Discontinued operations, net	486	376	1,318	768
Less: Discontinued operations, net attributable to noncontrolling interests	(36)	(34)	(104)	(83)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$4,190	$12,371	$9,813	$24,225
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	58,489	56,637	58,169	54,296
Dilutive effect of share-based compensation awards	421	546	405	522
Denominator for diluted EPS	58,910	57,183	58,574	54,818

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.21	$0.15	$0.43
Discontinued operations attributable to COPT common shareholders	0.01	0.01	0.02	0.02
Net income attributable to COPT common shareholders	$0.07	$0.22	$0.17	$0.45
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.21	$0.15	$0.43
Discontinued operations attributable to COPT common shareholders	0.01	0.01	0.02	0.01
Net income attributable to COPT common shareholders	$0.07	$0.22	$0.17	$0.44

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods:

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Conversion of common units	4,558	5,483	4,786	6,363
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive (in thousands):

•                  weighted average restricted shares for the three months ended June 30, 2010 and 2009 of 664 and 687, respectively and for the six months ended June 30, 2010 and 2009 of 662 and 647, respectively; and

•                  weighted average options to purchase common shares for the three months ended June 30, 2010 and 2009 of 561 and 813, respectively, and for the six months ended June 30, 2010 and 2009 of 570 and 812, respectively.

In addition, as discussed in Note 7, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $67 million. We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of the general partner pursuant to an indemnity agreement so long as we continue to manage the properties. In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%. Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. Under the contribution agreement, we agreed to fund up to $2,200 in pre-construction costs associated with the property. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make additional cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of June 30, 2010.

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

•                  to indemnify the tenant against losses covered under the prior owner’s indemnity agreement if the prior owner fails to indemnify the tenant for such losses. This indemnification is limited to $5,000 in perpetuity after the State of New Jersey declares the remediation to be complete;

•                  to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant’s acquisition of the property from us. This indemnification is limited to $12,500; and

•                  to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties. This indemnification is limited to $300 annually and $1,500 in the aggregate.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of June 30, 2010, our investments in real estate included the following:

•                  247 wholly owned operating properties totaling 19.5 million square feet;

•                  22 wholly owned properties under construction, development or redevelopment that we estimate will total approximately 3.1 million square feet upon completion, including three partially operational properties included above;

•                  wholly owned land parcels totaling 1,515 acres that we believe are potentially developable into approximately 14.1 million square feet; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

During the six months ended June 30, 2010, we:

•                  had a decrease in net income attributable to common shareholders of $14.4 million, or 58.1%, from the six months ended June 30, 2009;

•                  had a decrease of $6.4 million, or 4.9%, from the six months ended June 30, 2009 in our NOI from continuing real estate operations (defined below) attributable to properties that were owned and 100% operational throughout the two periods (properties that we refer to collectively as “Same-Office Properties”);

•                  finished the period with occupancy of our wholly owned portfolio of properties at 88.3%;

•                  acquired a property in McLean, Virginia totaling 152,000 square feet for $40.0 million on June 28, 2010;

•                  placed into service an aggregate of 259,000 square feet in newly constructed space in four properties;

•                  completed the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama;

•                  issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030 and redeemable by us on or after April 20, 2015; and

•                  increased the borrowing capacity under our Revolving Credit Facility by $100.0 million, from $600.0 million to $700.0 million.

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2010.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and six months ended June 30, 2010 compared to the same periods in 2009;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at June 30, 2010; and

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

•                  changes in our plans for properties or our views of market economic conditions that could result in recognition of impairment losses;

•                  our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•                  governmental actions and initiatives; and

•                  environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating properties:

	June 30,	December 31,
	2010	2009
Occupancy rates
Total	88.3%	90.8%
Baltimore/Washington Corridor	89.6%	91.6%
Northern Virginia	96.0%	96.6%
Greater Baltimore	81.2%	80.3%
Colorado Springs	75.1%	85.8%
Suburban Maryland	70.7%	91.9%
St. Mary’s and King George Counties	96.0%	97.8%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$24.72	$24.63

(1) Includes estimated expense reimbursements.

The decrease in occupancy rates for our properties in Colorado Springs since December 31, 2009 was due primarily to 187,000 newly constructed square feet placed into service during the six months ended June 30, 2010 that were unoccupied.  The decrease in occupancy rates for our properties in the Suburban Maryland region since December 31, 2009 was due primarily to 149,000 square feet vacated upon the expiration of two large leases.  As discussed in greater detail in our 2009 Annual Report on Form 10-K, we expect that the leasing environment will continue to be under stress from the lagging effects of the global downturn in the economy throughout 2010 and perhaps beyond.  We believe that our continuing exposure to the challenging leasing environment is cushioned to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations.

The table below sets forth occupancy information pertaining to operating properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	June 30,	December 31,
Geographic Region	Interest	2010	2009
Greater Harrisburg, Pennsylvania (1)	20.0%	76.4%	79.0%
Suburban Maryland (2)	(2)	86.2%	84.1%
Baltimore/Washington Corridor (3)	50.0%	6.0%	6.0%

(1)          Includes 16 properties totaling 671,000 square feet.

(2)          Includes three properties totaling 298,000 square feet (we had a 45% ownership interest in 242,000 square feet and a 50% ownership interest in 56,000 square feet).

(3)          Includes one property with 144,000 square feet.

Results of Operations

One manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.  The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations.  We view our NOI from continuing real estate as being comprised of the following primary categories:

•                  operating properties owned and 100% operational throughout the current and prior year reporting periods.  We define these as changes from “Same-Office Properties”;

•                  constructed properties placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•                  operating properties acquired during the current and prior year reporting periods.

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

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our Consolidated Statement of Operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
NOI from continuing real estate operations	$69,252	$67,907	$133,345	$135,051
NOI from service operations	663	2,163	1,629	3,729
Depreciation and amortization associated with real estate operations	(29,548)	(28,493)	(57,144)	(54,770)
General and administrative expense	(5,926)	(5,834)	(11,826)	(11,377)
Business development expenses	(465)	(446)	(620)	(1,092)
Operating income	$33,976	$35,297	$65,384	$71,541

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

	For the Three Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$109,257	$105,007	$4,250
Construction contract and other service revenues	26,065	103,324	(77,259)
Total revenues	135,322	208,331	(73,009)
Expenses
Property operating expenses	40,005	37,100	2,905
Depreciation and amortization associated with real estate operations	29,548	28,493	1,055
Construction contract and other service expenses	25,402	101,161	(75,759)
General and administrative expense	5,926	5,834	92
Business development expenses	465	446	19
Total operating expenses	101,346	173,034	(71,688)

Operating income	33,976	35,297	(1,321)
Interest expense	(25,812)	(18,620)	(7,192)
Interest and other income	245	1,252	(1,007)
Equity in loss of unconsolidated entities	(72)	(202)	130
Income tax expense	(7)	(52)	45
Income from continuing operations	8,330	17,675	(9,345)
Discontinued operations	486	376	110
Gain on sales of real estate, net of income taxes	335	—	335
Net income	9,151	18,051	(8,900)
Net income attributable to noncontrolling interests	(685)	(1,412)	727
Preferred share dividends	(4,026)	(4,026)	—
Net income attributable to COPT common shareholders	$4,440	$12,613	$(8,173)

NOI from Continuing Real Estate Operations

	For the Three Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Same office properties	$98,666	$100,687	$(2,021)
Constructed properties placed in service	4,801	1,654	3,147
Acquired properties	4,994	17	4,977
Other	796	2,649	(1,853)
	109,257	105,007	4,250
Property operating expenses
Same office properties	34,357	35,535	(1,178)
Constructed properties placed in service	1,844	561	1,283
Acquired properties	2,154	—	2,154
Other	1,650	1,004	646
	40,005	37,100	2,905
NOI from continuing real estate operations
Same office properties	64,309	65,152	(843)
Constructed properties placed in service	2,957	1,093	1,864
Acquired properties	2,840	17	2,823
Other	(854)	1,645	(2,499)
	$69,252	$67,907	$1,345

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities.  In addition, the lines in the table entitled “Other” include the effects of vacancies at three properties that we expect to redevelop, including approximately 300,000 square feet at two properties in Greater Philadelphia; we recognized a $2.3 million decrease in NOI from continuing real estate operations attributable to these properties.

With regard to changes in NOI from continuing real estate operations attributable to the Same-Office Properties:

•                  the decrease in revenues was attributable primarily to changes in rental rates and occupancy between the two periods (average occupancy of same office properties was 89.2% in the current period versus 92.1% in the prior period); and

•                  the decrease in property operating expenses included a decrease of $912,000 in electric utilities expense, which included the effects of rate decreases for most of our Maryland properties and certain cost reduction initiatives, and a decrease of $829,000 in bad debt expense.

NOI from Service Operations

	For the Three Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$26,065	$103,324	$(77,259)
Construction contract and other service expenses	25,402	101,161	(75,759)
NOI from service operations	$663	$2,163	$(1,500)

NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract.

Interest expense

The increase in interest expense included the effect of a $321.5 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities.  Also included was an increase in our weighted average interest rates of debt from 4.68% to 5.26% resulting primarily from our refinancing of variable rate debt with higher fixed rate debt.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

	For the Six Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$221,485	$211,115	$10,370
Construction contract and other service revenues	63,430	178,213	(114,783)
Total revenues	284,915	389,328	(104,413)
Expenses
Property operating expenses	88,140	76,064	12,076
Depreciation and amortization associated with real estate operations	57,144	54,770	2,374
Construction contract and other service expenses	61,801	174,484	(112,683)
General and administrative expense	11,826	11,377	449
Business development expenses	620	1,092	(472)
Total operating expenses	219,531	317,787	(98,256)

Operating income	65,384	71,541	(6,157)
Interest expense	(48,450)	(37,983)	(10,467)
Interest and other income	1,547	2,330	(783)
Equity in loss of unconsolidated entities	(277)	(317)	40
Income tax expense	(48)	(122)	74
Income from continuing operations	18,156	35,449	(17,293)
Discontinued operations	1,318	768	550
Gain on sales of real estate, net of income taxes	352	—	352
Net income	19,826	36,217	(16,391)
Net income attributable to noncontrolling interests	(1,422)	(3,431)	2,009
Preferred share dividends	(8,051)	(8,051)	—
Net income attributable to COPT common shareholders	$10,353	$24,735	$(14,382)

NOI from Continuing Real Estate Operations

	For the Six Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Same office properties	$200,435	$203,684	$(3,249)
Constructed properties placed in service	8,940	2,330	6,610
Acquired properties	10,411	17	10,394
Other	1,699	5,084	(3,385)
	221,485	211,115	10,370
Property operating expenses
Same office properties	76,347	73,173	3,174
Constructed properties placed in service	3,610	1,023	2,587
Acquired properties	4,272	—	4,272
Other	3,911	1,868	2,043
	88,140	76,064	12,076
NOI from continuing real estate operations
Same office properties	124,088	130,511	(6,423)
Constructed properties placed in service	5,330	1,307	4,023
Acquired properties	6,139	17	6,122
Other	(2,212)	3,216	(5,428)
	$133,345	$135,051	$(1,706)

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities.  In addition, the lines in the table entitled “Other” include the effects of vacancies in the three properties that we expect to redevelop that are described above; we recognized a $4.7 million decrease in NOI from continuing real estate operations attributable to these properties.

With regard to changes in NOI from continuing real estate operations attributable to Same-Office Properties:

•                  the decrease in revenues included the following:

•                  a $3.5 million decrease in rental revenue attributable primarily to changes in rental rates and occupancy between the two periods (average occupancy of same office properties was 89.6% in the current period versus 92.3% in the prior period); and

•                  a $2.4 million decrease in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia in the prior period; offset in part by

•                  a $2.7 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below.

•                  the increase in property operating expenses included the following:

•                  a $4.5 million increase in snow removal expenses due primarily to increased snow and ice in most of our regions; offset in part by

•                  a $1.3 million decrease in bad debt expense.

NOI from Service Operations

	For the Six Months Ended June 30,
	2010	2009	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$63,430	$178,213	$(114,783)
Construction contract and other service expenses	61,801	174,484	(112,683)
NOI from service operations	$1,629	$3,729	$(2,100)

NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract.

Interest expense

The increase in interest expense included the effect of a $267.6 million increase in our average outstanding debt and an increase in our weighted average interest rates of debt from 4.75% to 5.04% for the reasons described above for the three month periods.

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

Diluted FFO, excluding operating property acquisition costs is defined as Diluted FFO adjusted to exclude acquisition costs.  We believe that operating property acquisition costs are not reflective of normal operations and, as a result, we believe that a measure that excludes this item is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting operating property acquisition costs; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

Diluted FFO per share, excluding operating property acquisition costs is (1) Diluted FFO, excluding operating property acquisition costs divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effect of operating property acquisition costs; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.  The table below sets forth the computation of the above stated measures for the three and six months ended June 30, 2010 and 2009 and provides reconciliations to the GAAP measures associated with such measures (amounts in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$9,151	$18,051	$19,826	$36,217
Add: Real estate-related depreciation and amortization	29,548	28,708	57,151	55,199
Add: Depreciation and amortization on unconsolidated real estate entities	171	161	346	321
Less: Gain on sales of operating properties, net of income taxes	—	—	(297)	—
FFO	38,870	46,920	77,026	91,737
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: Noncontrolling interests-other consolidated entities	(156)	25	(201)	(25)
Less: Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(297)	(107)	(579)	(160)
Less: Basic and diluted FFO allocable to restricted shares	(346)	(450)	(725)	(903)
Basic and Diluted FFO	33,880	42,197	67,140	82,268
Add: Operating property acquisition costs	271	—	290	—
Diluted FFO, excluding operating property acquisition costs	$34,151	$42,197	$67,430	$82,268

Weighted average common shares	58,489	56,637	58,169	54,296
Conversion of weighted average common units	4,558	5,483	4,786	6,363
Weighted average common shares/units - Basic FFO	63,047	62,120	62,955	60,659
Dilutive effect of share-based compensation awards	421	546	405	522
Weighted average common shares/units - Diluted FFO	63,468	62,666	63,360	61,181

Diluted FFO per share	$0.53	$0.67	$1.06	$1.34
Diluted FFO per share, excluding operating property acquisition costs	$0.54	$0.67	$1.06	$1.34

Numerator for diluted EPS	$4,190	$12,371	$9,813	$24,225
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	364	1,272	891	3,076
Add: Real estate-related depreciation and amortization	29,548	28,708	57,151	55,199
Add: Depreciation and amortization of unconsolidated real estate entities	171	161	346	321
Add: Numerator for diluted EPS allocable to restricted shares	250	242	540	510
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(297)	(107)	(579)	(160)
Less: Basic and diluted FFO allocable to restricted shares	(346)	(450)	(725)	(903)
Less: Gain on sales of operating properties, net of income taxes	—	—	(297)	—
Basic and Diluted FFO	33,880	42,197	67,140	82,268
Add: Operating property acquisition costs	271	—	290	—
Diluted FFO, excluding operating property acquisition costs	$34,151	$42,197	$67,430	$82,268

Denominator for diluted EPS	58,910	57,183	58,574	54,818
Weighted average common units	4,558	5,483	4,786	6,363
Denominator for Diluted FFO per share	63,468	62,666	63,360	61,181

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

We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $700.0 million, $449.5 million of which was available at June 30, 2010; this facility is available through September 2011 and may be extended for one year at our option, subject to certain conditions.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $122.1 million of which was available at June 30, 2010 to fund construction costs; this facility is available until May 2011 and may be extended for one year at our option, subject to certain conditions.

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

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2010, we were in compliance with these financial covenants.

Cash Flows

Our cash flow from operations decreased $49.9 million, or 38.8%, when comparing the six months ended June 30, 2010 and 2009 due primarily to the timing of cash flow associated with third-party construction projects and increased cash paid for interest.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.

Our cash flow used in investing activities increased $43.2 million when comparing the six months ended June 30, 2010 and 2009 due primarily to increased acquisition activity in the current period.  Our cash flow provided by financing activities increased $89.5 million when comparing the six months ended June 30, 2010 and 2009 due primarily to a $186.3 million increase in debt proceeds in the current period to which the issuance of $240.0 million in exchangeable senior notes contributed, offset in part by a $70.6 million decrease in proceeds from common share issuances due to our underwritten public offering in April 2009.

Investing and Financing Activities During the Six Months Ended June 30, 2010

We acquired a 152,000 square foot office property located in McLean, Virginia for $40.0 million.  This acquisition was financed primarily using proceeds from our Revolving Credit Facility.

We had two newly-constructed properties totaling 236,000 square feet in Colorado Springs become fully operational in 2010 (49,000 of these square feet were placed into service in 2009).  These properties were 26% leased as of June 30, 2010.  Costs incurred on these properties through June 30, 2010 totaled $40.8 million, of which $1.7 million was incurred in 2010.

In March 2010, we completed the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama.  The land is owned by the U.S. Government and is under a long term master lease to the joint venture.  Through this master lease, the joint venture will create a business park that we expect will total approximately 4.6 million square feet of office and retail space when completed, including approximately 4.4 million square feet of Class A office space.  In addition, the business park will include hotel and other amenities.  Development and construction of the business park is expected to take place over a 20-year period.  Our joint venture partner does not have any funding obligations under the terms of the joint venture agreement.

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our Consolidated Balance Sheet for the six months ended June 30, 2010 (in thousands):

Construction, development and redevelopment	$98,206
Acquisitions	37,341
Tenant improvements on operating properties	7,780	(1)
Capital improvements on operating properties	2,395
	$145,722

(1)   Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Construction, development and redevelopment activities underway at June 30, 2010 included the following:

		Square	Estimated	Expected Year
	Number of	Feet	Remaining Costs	For Costs to be
Activity	Properties	(in thousands)	(in millions)	Incurred Through
Construction of new properties	10	1,205	$88.9	2012
Development of new properties	12	1,546	336.6	2013
Redevelopment of existing properties	2	576	11.7	2011

On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.7658 shares per $1,000 principal amount of the notes (exchange rate is as of June 30, 2010 and is equivalent to an exchange price of $48.16 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  We used the $234.3 million in net proceeds available after transaction costs from this issuance for general corporate purposes, including the application of $224.0 million to pay down borrowings under our Revolving Credit Facility.

In April 2010, we increased the capacity under our Revolving Credit Facility by $100.0 million, from $600.0 million to $700.0 million.

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

The following table sets forth as of June 30, 2010 our debt and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2010	2011 (1)	2012	2013	2014	Thereafter	Total
Long term debt:
Fixed rate debt (2)	$59,000	$276,935	$47,153	$143,027	$96,786	$942,116	$1,565,017
Weighted average interest rate	5.82%	4.35%	6.39%	5.63%	7.11%	5.52%	5.46%
Variable rate debt	$272	$370,204	$222,005	$649	$47,402	$—	$640,532

(1)   Includes amounts outstanding at June 30, 2010 of $250.0 million under our Revolving Credit Facility, $102.9 million under our Revolving Construction Facility and $16.8 million under another construction loan facility that may be extended for a one-year period, subject to certain conditions.

(2)   Represents principal maturities only and therefore excludes net discounts of $23.2 million.

The fair market value of our debt was $2.1 billion at June 30, 2010.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $67.9 million at June 30, 2010.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2010, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	June 30,
Amount	LIBOR base	Date	Date	2010
100,000	1.9750%	1/1/2010	5/1/2012	$(2,158)
120,000	1.7600%	1/2/2009	5/1/2012	(2,126)
				$(4,284)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $1.1 million in the six months ended June 30, 2010 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended June 30, 2010, 301,101 of the Operating Partnership’s common units were exchanged for 301,101 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 19, 2010 and incorporated herein by reference).

4.1

Indenture, dated as of April 7, 2010, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and Wells Fargo Bank, National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).

4.2	Form of 4.25% Exchangeable Senior Note due 2030 (filed with the Company’s Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).

10.1

Registration Rights Agreement, dated April 7, 2010, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (filed with the Company’s Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).

10.2

Common Stock Delivery Agreement, dated April 7, 2010, among Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company’s Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).

10.3

Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (attached as Annex A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission by Corporate Office Properties Trust on March 30, 2010 and incorporated herein by reference).

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

32.2

Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended). (Furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: July 30, 2010	By:	/s/ Randall M. Griffin
Randall M. Griffin
President and Chief Executive Officer

Date: July 30, 2010	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer