Form 10-Q
period 2010-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2010-10-29
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 21, 2010, 59,419,001 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Properties, net:
Operating properties, net	$2,762,289	$2,510,277
Properties held for sale, net	—	18,533
Projects under construction or development	586,861	501,090
Total properties, net	3,349,150	3,029,900
Cash and cash equivalents	11,733	8,262
Restricted cash and marketable securities	21,095	16,549
Accounts receivable, net	18,906	17,459
Deferred rent receivable	76,833	71,805
Intangible assets on real estate acquisitions, net	123,307	100,671
Deferred leasing and financing costs, net	56,568	51,570
Prepaid expenses and other assets	79,780	83,806
Total assets	$3,737,372	$3,380,022

Liabilities and equity
Liabilities:
Debt, net	$2,468,419	$2,053,841
Accounts payable and accrued expenses	88,461	116,455
Rents received in advance and security deposits	26,919	32,177
Dividends and distributions payable	29,899	28,440
Deferred revenue associated with operating leases	15,790	14,938
Distributions received in excess of investment in unconsolidated real estate joint venture	5,458	5,088
Other liabilities	12,698	8,451
Total liabilities	2,647,644	2,259,390
Commitments and contingencies (Note 16)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 issued and outstanding at September 30, 2010 and December 31, 2009)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized and 59,406,247 shares issued and outstanding at September 30, 2010; 75,000,000 shares authorized and 58,342,673 shares issued and outstanding at December 31, 2009)	594	583
Additional paid-in capital	1,271,363	1,238,704
Cumulative distributions in excess of net income	(265,695)	(209,941)
Accumulated other comprehensive loss	(4,861)	(1,907)
Total Corporate Office Properties Trust’s shareholders’ equity	1,001,482	1,027,520
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	61,867	73,892
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	17,579	10,420
Noncontrolling interests in subsidiaries	88,246	93,112
Total equity	1,089,728	1,120,632
Total liabilities and equity	$3,737,372	$3,380,022

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$93,345	$86,973	$275,528	$263,467
Tenant recoveries and other real estate operations revenue	21,205	17,159	60,507	51,780
Construction contract and other service revenues	13,608	95,321	77,038	273,534
Total revenues	128,158	199,453	413,073	588,781
Expenses
Property operating expenses	44,260	38,523	132,400	114,587
Depreciation and amortization associated with real estate operations	30,745	26,498	87,889	81,268
Construction contract and other service expenses	13,347	93,805	75,148	268,289
General and administrative expenses	6,079	5,898	17,905	17,275
Business development expenses	2,886	458	3,506	1,550
Total operating expenses	97,317	165,182	316,848	482,969
Operating income	30,841	34,271	96,225	105,812
Interest expense	(26,537)	(20,931)	(74,987)	(58,914)
Interest and other income	395	2,619	1,942	4,949
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	4,699	15,959	23,180	51,847
Equity in income (loss) of unconsolidated entities	648	(758)	371	(1,075)
Income tax expense	(27)	(47)	(75)	(169)
Income from continuing operations	5,320	15,154	23,476	50,603
Discontinued operations	1,129	382	2,447	1,150
Income before gain on sales of real estate	6,449	15,536	25,923	51,753
Gain on sales of real estate, net of income taxes	2,477	—	2,829	—
Net income	8,926	15,536	28,752	51,753
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(363)	(956)	(1,254)	(4,032)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	434	40	233	15
Net income attributable to Corporate Office Properties Trust	8,832	14,455	27,236	47,241
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Net income attributable to Corporate Office Properties Trust common shareholders	$4,807	$10,430	$15,160	$35,165
Net income attributable to Corporate Office Properties Trust:
Income from continuing operations	$7,785	$14,106	$24,975	$46,207
Discontinued operations, net	1,047	349	2,261	1,034
Net income attributable to Corporate Office Properties Trust	$8,832	$14,455	$27,236	$47,241
Basic earnings per common share (1)
Income from continuing operations	$0.06	$0.17	$0.21	$0.60
Discontinued operations	0.02	0.01	0.04	0.02
Net income attributable to COPT common shareholders	$0.08	$0.18	$0.25	$0.62
Diluted earnings per common share (1)
Income from continuing operations	$0.06	$0.17	$0.20	$0.60
Discontinued operations	0.02	0.01	0.04	0.02
Net income attributable to COPT common shareholders	$0.08	$0.18	$0.24	$0.62

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,824,000 shares)	—	28	61,368	—	—	(61,396)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (388,487 common shares)	—	4	4,280	—	—	—	4,284
Share-based compensation	—	3	7,905	—	—	—	7,908
Restricted common share redemptions (76,090 shares)	—	—	(1,930)	—	—	—	(1,930)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,090)	—	—	21,090	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	2,458	549	3,007
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	47,241	—	4,512	51,753
Dividends	—	—	—	(76,788)	—	—	(76,788)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(6,469)	(6,469)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	757	757
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(435)	(435)
Balance at September 30, 2009 (58,250,295 common shares outstanding)	$81	$583	$1,234,910	$(192,119)	$(2,291)	$95,019	$1,136,183

Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (620,598 shares)	—	6	8,964	—	—	(8,970)	—
Costs associated with common shares issued to the public	—	—	(19)	—	—	—	(19)
Exercise of share options (271,242 shares)	—	3	4,394	—	—	—	4,397
Share-based compensation	—	2	8,724	—	—	—	8,726
Restricted common share redemptions (103,721 shares)	—	—	(3,862)	—	—	—	(3,862)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(1,347)	—	—	1,347	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,954)	(206)	(3,160)
Net income	—	—	—	27,236	—	1,516	28,752
Dividends	—	—	—	(82,990)	—	—	(82,990)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,945)	(5,945)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,510	9,510
Acquisition of nontrolling interests in other consolidated entities	—	—	(2,344)	—	—	(2,118)	(4,462)
Balance at September 30, 2010 (59,406,247 common shares outstanding)	$81	$594	$1,271,363	$(265,695)	$(4,861)	$88,246	$1,089,728

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$28,752	$51,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	89,830	83,660
Amortization of deferred financing costs	4,175	3,089
Increase in deferred rent receivable	(3,295)	(5,685)
Amortization of above or below market leases	(1,470)	(1,448)
Amortization of net debt discounts	4,360	2,520
Gain on sales of real estate	(3,921)	—
Share-based compensation	8,726	7,908
Other	(724)	(3,558)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,648)	(320)
Decrease (increase) in restricted cash and marketable securities and prepaid expenses and other assets	8,165	(18,059)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(31,696)	15,311
(Decrease) increase in rents received in advance and security deposits	(5,702)	2,858
Net cash provided by operating activities	95,552	138,029
Cash flows from investing activities
Purchases of and additions to properties	(360,498)	(146,120)
Proceeds from sales of properties	27,580	65
Mortgage and other loan receivables funded	(1,729)	(1,995)
Leasing costs paid	(7,717)	(6,778)
Investment in unconsolidated entity	(4,500)	(3,000)
Other	(2,241)	(3,118)
Net cash used in investing activities	(349,105)	(160,946)
Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	825,475	775,147
Repayments of debt
Scheduled principal amortization	(10,389)	(8,200)
Other repayments	(459,614)	(728,366)
Deferred financing costs paid	(7,086)	(1,830)
Net proceeds from issuance of common shares	4,378	76,109
Acquisition of noncontrolling interests in consolidated entities	(4,462)	—
Dividends paid	(81,376)	(73,220)
Distributions paid	(6,100)	(7,420)
Restricted share redemptions	(3,862)	(1,930)
Other	60	(4,167)
Net cash provided by financing activities	257,024	26,123

Net increase in cash and cash equivalents	3,471	3,206
Cash and cash equivalents
Beginning of period	8,262	6,775
End of period	$11,733	$9,981
Supplemental schedule of non-cash investing and financing activities:
Debt and other liabilities assumed in connection with acquisitions	$74,244	$—
Increase in accrued capital improvements, leasing and other investing activity costs	$4,308	$6,297
Increase in property and noncontrolling interests in connection with property contribution to joint venture	$9,000	$—
Increase in fair value of derivatives applied to AOCL and noncontrolling interests	$3,206	$2,962
Dividends/distribution payable	$29,899	$28,411
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$8,970	$61,396
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$1,347	$21,090

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of September 30, 2010, our investments in real estate included the following:

•                  249 wholly owned operating office properties totaling 19.9 million square feet;

•                  18 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.6 million square feet upon completion, including two partially operational properties included above;

•                  wholly owned land parcels totaling 1,559 acres that we believe are potentially developable into approximately 14.4 million square feet;

•                  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2010 follows:

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

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2010 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Marketable securities (1)	$7,996	$—	$—	$7,996

Liabilities:
Deferred compensation plan liability (2)	$7,377	$—	$—	$7,377
Interest rate derivatives (2)	—	4,943	—	4,943
Liabilities	$7,377	$4,943	$—	$12,320

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

For additional fair value information, see Note 7 for mortgage loans receivable, Note 8 for debt and Note 9 for derivatives.

4.                                      Properties, net

Operating properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$493,979	$479,545
Buildings and improvements	2,747,528	2,445,775
	3,241,507	2,925,320
Less: accumulated depreciation	(479,218)	(415,043)
	$2,762,289	$2,510,277

As of December 31, 2009, 431 and 437 Ridge Road, two office properties in Dayton, New Jersey totaling 201,000 square feet, and a contiguous land parcel that we were under contract to sell were classified as held for sale.  We completed the sale of the office properties on September 8, 2010 for $20.9 million and recognized a gain of $784,000.  We also completed the sale of the contiguous land parcel on September 8, 2010 for $3.0 million and recognized a gain of $2.5 million.  The components associated with these properties as of December 31, 2009 included the following (in thousands):

Land, operating properties	$3,498
Land, development	512
Buildings and improvements	21,509
Construction in progress	583
26,102
Less: accumulated depreciation	(7,569)
$18,533

Projects under construction or development consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$241,937	$231,297
Construction in progress	344,924	269,793
	$586,861	$501,090

2010 Acquisitions

Our acquisitions during the nine months ended September 30, 2010 included:

•                  1550 Westbranch Drive, a 152,000 square foot office property in McLean, Virginia that was 100% leased, for $40.0 million on June 28, 2010;

•                  9651 Hornbaker Road, a 233,000 square foot wholesale data center known as Power Loft @ Innovation in Manassas, Virginia, for $115.5 million on September 14, 2010.  Rents for this property are based on the amount of megawatts of power made available for the exclusive use of tenants in the property; we refer to this power as critical load.  This property, the shell of which was completed in early 2010, was 17% leased on the date of acquisition to two tenants who have a combined initial critical load of 3 megawatts and further expansion rights of up to a combined 5 megawatts.  We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs estimated at $166 million.  Full critical load of the property is expected to be up to 30 megawatts; and

•                  two office properties totaling 362,000 square feet at 1201 M Street SE and 1220 12th Street SE (known as Maritime Plaza I and II) in Washington, DC that were 100% leased for $122.1 million on September 28, 2010.  The buildings are subject to ground leases that expire in 2099 and 2100.  In connection with this acquisition, we assumed a $70.1 million mortgage loan having a fair value at assumption of $73.3 million with a stated fixed interest rate of 5.35% (effective interest rate of 3.95%) that matures in March 2014.

The table below sets forth the allocation of the acquisition costs of these properties (in thousands):

Land, operating properties	$6,100
Land, development	5,545
Building and improvements	138,335
Construction in progress	85,525
Intangible assets on real estate acquisitions	42,315
Total assets	277,820
Below-market leases	(231)
Total acquisition cost	$277,589

Intangible assets recorded in connection with the above acquisitions included the following (dollars in thousands):

		Weighted
		Average
		Amortization
		Period
		(in Years)
In-place lease value	$21,289	4
Tenant relationship value	14,309	10
Below-market ground leases	6,193	40
Above-market leases	524	2
	$42,315	6

2010 Construction, Development and Redevelopment Activities

During the nine months ended September 30, 2010, we had six newly constructed office properties totaling 804,000 square feet (two in the Baltimore/Washington Corridor, two in Colorado Springs, Colorado and two in San Antonio, Texas) become fully operational (94,000 of these square feet were placed into service in 2009) and placed into service 42,000 square feet in one partially operational office property in Greater Baltimore.

As of September 30, 2010, we had construction underway on eight office properties totaling 845,000 square feet (three in the Baltimore/Washington Corridor, three in Greater Baltimore, one in San Antonio and one in St. Mary’s and King George Counties) (including 42,000 square feet placed into service in one partially operational property).  We also had development activities underway on ten office properties totaling 1.4 million square feet, including two through a consolidated real estate joint venture (four in the Baltimore/Washington Corridor, two in San Antonio, two in Huntsville, Alabama, one in Greater Baltimore and one in Northern Virginia).  In addition, we had redevelopment underway on two office properties totaling 576,000 square feet (one in the Baltimore/Washington Corridor and one in Greater Philadelphia).

5.                                      Real Estate Joint Ventures

During the nine months ended September 30, 2010, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (in thousands):

Investment Balance at							Maximum
September 30,		December 31,		Date		Nature of	Exposure
2010		2009		Acquired	Ownership	Activity	to Loss (1)

$(5,458	)(2)	$(5,088	)(2)	9/29/2005	20%	Operates 16 buildings	$—

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

(2)         The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at September 30, 2010 and December 31, 2009 due to our deferral of gain on our contribution of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	September 30,	December 31,
	2010	2009
Properties, net	$61,652	$62,990
Other assets	4,374	5,148
Total assets	$66,026	$68,138

Liabilities (primarily debt)	$67,351	$67,611
Owners’ equity	(1,325)	527
Total liabilities and owners’ equity	$66,026	$68,138

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$2,094	$2,202	$6,283	$6,935
Property operating expenses	(902)	(864)	(2,728)	(2,535)
Interest expense	(899)	(1,002)	(2,846)	(2,976)
Depreciation and amortization expense	(826)	(803)	(2,561)	(2,405)
Net loss	$(533)	$(467)	$(1,852)	$(981)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at September 30, 2010 (dollars in thousands):

		Ownership		September 30, 2010 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	9/30/2010	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	50.0%	Operating two buildings and developing others (2)	$58,805	$—	$1,085
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operating one building (3)	29,838	29,481	16,805
LW Redstone Company, LLC	3/23/2010	85.0%	Developing land parcel (4)	14,430	—	288
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (5)	7,444	—	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building (6)	3,926	—	69
				$114,443	$29,481	$18,247

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

We determined that all of our real estate joint ventures were VIEs under applicable accounting standards.  As discussed in Note 2, we adopted amended guidance issued by the FASB effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs.  Upon adoption of this standard on January 1, 2010, we re-evaluated our existing:

•                  unconsolidated real estate joint venture and determined that we should continue to account for our investment using the equity method of accounting primarily because our partner has: (1) the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment; and

•                  consolidated real estate joint ventures and determined that we should continue to consolidate each of them because we have: (1) the power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) both the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained and the right to receive returns on our fundings, which could be potentially significant to the VIEs.

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

We anticipate funding certain infrastructure costs that we expect will be reimbursed by the City of Huntsville; as of September 30, 2010, we had advanced $834,000 to the City to fund such costs.  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner is not required to make any future contributions to the joint venture.  Net cash flow distributions to the partners of Redstone vary depending on the source of the funds distributed and the nature of the capital fundings outstanding at the time of distribution.  In the case of all distribution sources, we are first entitled to repayment of operating deficits funded by us and preferred returns on such fundings.  We are also generally entitled to repayment of infrastructure and vertical construction costs funded by us and preferred returns on such fundings before our partner is entitled to receive repayment of its equity contribution of $9.0 million.  In addition, we will be entitled to 85% of distributable cash in excess of preferred returns.

We determined that Redstone is a VIE under applicable accounting standards and that we should consolidate it because: (1) we control the activities that are most significant to the VIE (we hold two of three positions on the joint venture’s management committee, and we are responsible for the development, construction, leasing and management of the office properties to be constructed by the VIE); and (2) we have both the obligation to provide significant funding for the project, as noted above, and the right to receive returns on our funding.

At December 31, 2009, we had a 92.5% ownership interest in COPT Opportunity Invest I, LLC, an entity that is redeveloping a property in Hanover, Maryland; in February 2010, we acquired the remaining 7.5% ownership interest in this entity.  At December 31, 2009, we also had a 90% ownership interest in Enterprise Campus Developer, LLC, an entity that owned a 50% interest in M Square Associates, LLC (included in the table above); in July 2010, we acquired the remaining 10% ownership interest in this entity.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following:

	September 30, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
In-place lease value	$162,381	$84,315	$78,066	$141,408	$70,659	$70,749
Tenant relationship value	50,179	20,196	29,983	35,909	16,322	19,587
Above-market leases	10,689	7,896	2,793	10,165	7,138	3,027
Acquired real estate tax credit	6,222	1,011	5,211	6,222	—	6,222
Below-market ground leases	6,193	—	6,193	—	—	—
Market concentration premium	1,333	272	1,061	1,333	247	1,086
	$236,997	$113,690	$123,307	$195,037	$94,366	$100,671

Amortization of the intangible asset categories set forth above totaled $18.8 million in the nine months ended September 30, 2010 and $19.0 million in the nine months ended September 30, 2009.  The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market leases: five years; acquired real estate tax credit: six years; below-market ground leases: 40 years; and market concentration premium: 32 years.  The approximate weighted average amortization period for all of the categories combined is nine years.  Estimated amortization expense associated with the intangible asset categories set forth above is $7.4 million for the three months ending December 31, 2010; $24.3 million for 2011; $18.8 million for 2012; $13.8 million for 2013; $11.4 million for 2014; and $10.2 million for 2015.

7.             Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Prepaid expenses	$24,108	$19,769
Equity method investment in unconsolidated entity	15,509	9,461
Mortgage loans receivable (1)	14,806	12,773
Furniture, fixtures and equipment, net	12,258	12,633
Construction contract costs incurred in excess of billings	3,022	19,556
Other assets	10,077	9,614
Prepaid expenses and other assets	$79,780	$83,806

(1)               The fair value of our mortgage loans receivable totaled $16.3 million at September 30, 2010 and $15.1 million at December 31, 2009.

Our investment in unconsolidated entity reflected above consists of common stock and warrants to purchase additional shares of common stock of The KEYW Holding Corporation (“KEYW”), an entity supporting the intelligence community’s operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process.  In October 2010, KEYW completed an initial public offering of its common stock.

8.             Debt

Our debt consisted of the following (dollars in thousands):

	Maximum				Scheduled
	Availability at	Carrying Value at			Maturity
	September 30,	September 30,	December 31,	Stated Interest Rates	Dates at
	2010	2010	2009	at September 30, 2010	September 30, 2010

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,177,095	$1,166,443	5.20% - 7.87% (2)	2010 - 2034 (3)
Revolving Construction Facility	$225,000	121,903	76,333	LIBOR+ 1.60% to 2.00% (4)	May 2, 2011 (5)
Variable rate secured loans	N/A	270,756	271,146	LIBOR+ 2.25% to 3.00% (6)	2012-2014 (5)
Other construction loan facilities	23,400	16,753	16,753	LIBOR+ 2.75% (7)	2011 (5)
Total mortgage and other secured loans		1,586,507	1,530,675

Revolving Credit Facility	700,000	498,000	365,000	LIBOR+ 0.75% to 1.25% (8)	September 30, 2011 (5)
Unsecured notes payable (9)	N/A	1,965	2,019	0.00%	2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	223,019	—	4.25%	April 2030 (10)
3.5% Exchangeable Senior Notes	N/A	158,928	156,147	3.50%	September 2026 (11)
Total debt		$2,468,419	$2,053,841

(1)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect unamortized premiums totaling $3.5 million at September 30, 2010 and $371,000 at December 31, 2009.

(2)	The weighted average interest rate on these loans was 6.0% at September 30, 2010.
(3)	A loan with a balance of $4.6 million at September 30, 2010 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(4)	The weighted average interest rate on this loan was 1.86% at September 30, 2010.
(5)	Includes amounts that may be extended for a one-year period at our option, subject to certain conditions.
(6)	The loans in this category at September 30, 2010 were subject to floor interest rates ranging from 4.25% to 5.5%.
(7)	The interest rate on this loan was 3.1% at September 30, 2010.
(8)	The weighted average interest rate on the Revolving Credit Facility was 1.11% at September 30, 2010.
(9)	The carrying value of these notes reflects unamortized discount totaling $1.1 million at September 30, 2010 and $1.2 million at December 31, 2009.
(10)	Refer to the second paragraph below, which discusses the issuance of these notes, for descriptions of provisions for early redemption and repurchase of these notes.
(11)

As described further in our 2009 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that they may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 19.1167 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2010 and is equivalent to an exchange price of $52.31 per common share). The carrying value of these notes included a principal amount of $162.5 million and an unamortized discount totaling $3.6 million at September 30, 2010 and $6.4 million at December 31, 2009. The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%. Because the closing price of our common shares at September 30, 2010 and December 31, 2009 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest expense at stated interest rate	$1,421	$1,421	$4,265	$4,265
Interest expense associated with amortization of discount	941	886	2,781	2,620
Total	$2,362	$2,307	$7,046	$6,885

In April 2010, we increased the borrowing capacity under our Revolving Credit Facility by $100.0 million, from $600.0 million to $700.0 million.

On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares of beneficial interest (“common shares”) at an exchange rate (subject to adjustment) of 20.7769 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2010 and is equivalent to an exchange price of $48.13 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us. The initial liability component of this debt issuance was $221.4 million and the equity component was $18.6 million.  In addition, we recognized $450,000 of the financing fees incurred in relation to these notes in equity.  The carrying value of these notes at September 30, 2010 included an unamortized discount totaling $17.0 million at September 30, 2010.  The effective interest rate on the liability component, including amortization of the issuance costs, is 6.05%.  Because the closing price of our common shares at September 30, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
Interest expense at stated interest rate	$2,550	$4,930
Interest expense associated with amortization of discount	815	1,618
Total	$3,365	$6,548

We capitalized interest costs of $3.9 million in the three months ended September 30, 2010, $3.1 million in the three months ended September 30, 2009, $12.0 million in the nine months ended September 30, 2010 and $11.6 million in the nine months ended September 30, 2009.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,561,007	$1,565,549	$1,324,609	$1,252,126
Variable-rate debt	907,412	903,024	729,232	704,508
	$2,468,419	$2,468,573	$2,053,841	$1,956,634

9.             Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate derivatives at September 30, 2010 and December 31, 2009, all of which are interest rate swaps (in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	September 30,	December 31,
Amount	LIBOR base	Date	Date	2010	2009
$120,000	1.7600%	1/2/2009	5/1/2012	$(2,513)	$(669)
100,000	1.9750%	1/1/2010	5/1/2012	(2,430)	(1,068)
				$(4,943)	$(1,737)

Each of these interest rate swaps was designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as	September 30, 2010		December 31, 2009
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other liabilities	$(4,943)	Other liabilities	$(1,737)

The table below presents the effect of our interest rate derivatives on our Consolidated Statements of Operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Amount of loss recognized in AOCL (effective portion)	$(1,530)	$(2,771)	$(5,844)	$(2,494)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(887)	(1,555)	(2,684)	(5,501)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	(39)	—	(267)

Over the next 12 months, we estimate that approximately $3.5 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2010, the fair value of interest rate derivatives in a liability position related to these agreements was $4.9 million, excluding the effects of accrued interest. As of September 30, 2010, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $5.4 million.

10.          Shareholders’ Equity

Common Shares

During the nine months ended September 30, 2010, holders of 620,598 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

We declared dividends per common share of $0.4125 in the three months ended September 30, 2010, $0.3925 in the three months ended September 30, 2009, $1.1975 in the nine months ended September 30, 2010 and $1.1375 in the nine months ended September 30, 2009.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity (in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Beginning balance	$(1,907)	$(4,749)
Amount of loss recognized in AOCL (effective portion)	(5,844)	(2,494)
Amount of loss reclassified from AOCL to income (effective portion)	2,684	5,501
Adjustment to AOCL attributable to noncontrolling interest	206	(549)
Ending balance	$(4,861)	$(2,291)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$8,926	$15,536	$28,752	$51,753
Amount of loss recognized in AOCL	(1,530)	(2,771)	(5,844)	(2,494)
Amount of loss reclassified from AOCL to income	887	1,555	2,684	5,501
Total comprehensive income	8,283	14,320	25,592	54,760
Net income attributable to noncontrolling interests	(94)	(1,081)	(1,516)	(4,512)
Other comprehensive loss (income) attributable to noncontrolling interests	47	102	245	(314)
Total comprehensive income attributable to COPT	$8,236	$13,341	$24,321	$49,934

11.          Information by Business Segment

As of September 30, 2010, we had nine primary office property segments (comprised of: the Baltimore/Washington Corridor; Greater Baltimore; Northern Virginia; Colorado Springs; Suburban Maryland; San Antonio; Washington, DC — Capitol Riverfront; Greater Philadelphia; and St. Mary’s and King George Counties) and a wholesale data center segment.

The table below reports segment financial information for our real estate operations (in thousands).  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including certain properties as well as corporate assets and investments in unconsolidated entities.  We measure the performance of our segments through a measure we define as net operating income from real estate operations (“NOI from real estate operations”), which is derived by subtracting property expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Greater Baltimore	Northern Virginia	Colorado Springs	Suburban Maryland	San Antonio	Washington, DC - Capitol Riverfront	Greater Philadelphia	St. Mary’s & King George Counties	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2010

Revenues from real estate operations	$51,946	$18,288	$18,949	$6,176	$5,243	$5,609	$135	$1,793	$3,431	$162	$3,296	$115,028
Property operating expenses	18,945	7,828	7,195	2,380	2,618	2,697	50	232	1,152	251	956	44,304
NOI from real estate operations	$33,001	$10,460	$11,754	$3,796	$2,625	$2,912	$85	$1,561	$2,279	$(89)	$2,340	$70,724
Additions to properties, net	$19,097	$14,578	$7,302	$1,028	$1,373	$5,701	$92,816	$2,187	$3,445	$111,510	$531	$259,568

Three Months Ended September 30, 2009

Revenues from real estate operations	$48,984	$14,493	$18,897	$6,261	$4,736	$3,269	$—	$1,343	$3,528	$—	$3,332	$104,843
Property operating expenses	17,802	5,844	7,378	1,814	2,064	1,231	—	561	877	—	1,012	38,583
NOI from real estate operations	$31,182	$8,649	$11,519	$4,447	$2,672	$2,038	$—	$782	$2,651	$—	$2,320	$66,260
Additions to properties, net	$12,556	$5,394	$2,883	$2,179	$608	$11,535	$—	$(140)	$1,054	$—	$(1,758)	$34,311

Nine Months Ended September 30, 2010
Revenues from real estate operations	$154,627	$52,980	$55,780	$18,662	$16,524	$13,775	$135	$4,505	$10,550	$162	$10,315	$338,015
Property operating expenses	57,953	24,149	21,214	6,928	7,518	6,426	50	1,795	3,300	251	3,160	132,744
NOI from real estate operations	$96,674	$28,831	$34,566	$11,734	$9,006	$7,349	$85	$2,710	$7,250	$(89)	$7,155	$205,271
Additions to properties, net	$67,313	$29,737	$44,896	$2,541	$3,454	$16,199	$92,816	$18,518	$3,988	$111,510	$14,318	$405,290
Segment assets at September 30, 2010	$1,382,234	$584,429	$487,898	$266,228	$175,181	$151,058	$122,737	$121,695	$96,813	$115,722	$233,377	$3,737,372

Nine Months Ended September 30, 2009

Revenues from real estate operations	$146,929	$42,010	$59,946	$16,935	$14,923	$9,761	$—	$6,356	$10,394	$—	$10,151	$317,405
Property operating expenses	53,868	18,496	22,609	4,863	6,154	3,028	—	625	2,566	—	2,569	114,778
NOI from real estate operations	$93,061	$23,514	$37,337	$12,072	$8,769	$6,733	$—	$5,731	$7,828	$—	$7,582	$202,627
Additions to properties, net	$46,057	$14,297	$5,251	$20,246	$18,256	$30,912	$—	$4,271	$1,579	$—	$8,452	$149,321
Segment assets at September 30, 2009	$1,285,704	$440,343	$454,037	$269,517	$176,185	$127,573	$—	$100,129	$95,026	$—	$282,133	$3,230,647

The following table reconciles our segment revenues to total revenues as reported on our Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Segment revenues from real estate operations	$115,028	$104,843	$338,015	$317,405
Construction contract and other service revenues	13,608	95,321	77,038	273,534
Less: Revenues from discontinued operations (Note 14)	(478)	(711)	(1,980)	(2,158)
Total revenues	$128,158	$199,453	$413,073	$588,781

The following table reconciles our segment property operating expenses to property operating expenses as reported on our Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Segment property operating expenses	$44,304	$38,583	$132,744	$114,778
Less: Property operating expenses from discontinued operations (Note 14)	(44)	(60)	(344)	(191)
Total property operating expenses	$44,260	$38,523	$132,400	$114,587

As previously discussed, we provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.  The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations (“NOI from service operations”), which is based on the net of revenues and expenses from these activities.  Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Construction contract and other service revenues	$13,608	$95,321	$77,038	$273,534
Construction contract and other service expenses	(13,347)	(93,805)	(75,148)	(268,289)
NOI from service operations	$261	$1,516	$1,890	$5,245

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
NOI from real estate operations	$70,724	$66,260	$205,271	$202,627
NOI from service operations	261	1,516	1,890	5,245
Interest and other income	395	2,619	1,942	4,949
Equity in income (loss) of unconsolidated entities	648	(758)	371	(1,075)
Income tax expense	(27)	(47)	(75)	(169)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(30,745)	(26,498)	(87,889)	(81,268)
General and administrative expenses	(6,079)	(5,898)	(17,905)	(17,275)
Business development expenses	(2,886)	(458)	(3,506)	(1,550)
Interest expense on continuing operations	(26,537)	(20,931)	(74,987)	(58,914)
NOI from discontinued operations	(434)	(651)	(1,636)	(1,967)
Income from continuing operations	$5,320	$15,154	$23,476	$50,603

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  We did not allocate interest expense, amortization of deferred financing costs and depreciation and amortization to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in income (loss) of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate items not attributable to segments.

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

Restricted Shares

During the nine months ended September 30, 2010, certain employees and members of our Board of Trustees were granted a total of 287,081 restricted shares with a weighted average grant date fair value of $37.78 per share.  Shares granted to employees are subject to forfeiture restrictions that lapse in equal increments annually over periods of three to five years, beginning on or about the first anniversary of the grant date, provided that the employees remain employed by us.  Shares granted to the Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his position.  During the nine months ended September 30, 2010, forfeiture restrictions lapsed on 271,112 common shares previously issued to employees; these shares had a weighted average grant date fair value of $32.33 per share, and the total intrinsic value of the shares on the vesting dates was $10.1 million.

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

Options

During the nine months ended September 30, 2010, 271,242 options were exercised.  The weighted average exercise price of these options was $16.21 per share, and the total intrinsic value of the options exercised was $5.9 million.

13.          Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Deferred
Federal	$(39)	$26	$(26)	$126
State	(9)	4	(6)	26
	(48)	30	(32)	152
Current
Federal	62	14	97	14
State	13	3	21	3
	75	17	118	17
Total income tax expense	$27	$47	$86	$169

Reported on line entitled income tax expense	$27	$47	$75	$169
Reported on line entitled gain on sale of real estate, net	—	—	11	—
Total income tax expense	$27	$47	$86	$169

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’ combined Federal and state effective tax rate was 35% for the three and nine months ended September 30, 2010 and 39% for the three and nine months ended September 30, 2009.

14.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  11101 McCormick Road property in the Greater Baltimore region that was sold on February 1, 2010; and

•                  431 and 437 Ridge Road properties in Central New Jersey (included in the Other region) that were sold on September 8, 2010.

Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current presentation.  The table below sets forth the components of discontinued operations reported on our Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenue from real estate operations	$478	$711	$1,980	$2,158
Expenses from real estate operations:
Property operating expenses	44	60	344	191
Depreciation and amortization	—	214	7	643
Interest expense	89	55	263	174
Expenses from real estate operations	133	329	614	1,008
Discontinued operations before gain on sales of real estate	345	382	1,366	1,150
Gain on sales of real estate	784	—	1,081	—
Discontinued operations	$1,129	$382	$2,447	$1,150

15.          Earnings Per Share (“EPS”)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$5,320	$15,154	$23,476	$50,603
Add: Gain on sales of real estate, net	2,477	—	2,829	—
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Less: Income from continuing operations attributable to noncontrolling interests	(12)	(1,048)	(1,330)	(4,396)
Less: Income from continuing operations attributable to restricted shares	(267)	(253)	(807)	(763)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	3,493	9,828	12,092	33,368
Add: Discontinued operations, net	1,129	382	2,447	1,150
Less: Discontinued operations, net attributable to noncontrolling interests	(82)	(33)	(186)	(116)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$4,540	$10,177	$14,353	$34,402
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	58,656	57,470	58,333	55,366
Dilutive effect of share-based compensation awards	296	485	367	506
Denominator for diluted EPS	58,952	57,955	58,700	55,872

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.17	$0.21	$0.60
Discontinued operations attributable to COPT common shareholders	0.02	0.01	0.04	0.02
Net income attributable to COPT common shareholders	$0.08	$0.18	$0.25	$0.62
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.17	$0.20	$0.60
Discontinued operations attributable to COPT common shareholders	0.02	0.01	0.04	0.02
Net income attributable to COPT common shareholders	$0.08	$0.18	$0.24	$0.62

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Conversion of common units	4,453	5,084	4,674	5,932
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•                  weighted average restricted shares for the three months ended September 30, 2010 and 2009 of 667,000 and 681,000, respectively and for the nine months ended September 30, 2010 and 2009 of 664,000 and 658,000, respectively; and

•                  weighted average options to purchase common shares for the three months ended September 30, 2010 and 2009 of 650,000 and 714,000, respectively, and for the nine months ended September 30, 2010 and 2009 of 616,000 and 813,000, respectively.

In addition, as discussed in Note 8, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $66 million.  We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of the general partner pursuant to an indemnity agreement so long as we continue to manage the properties.  In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of September 30, 2010.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.5 million liability through September 30, 2010 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Environmental Indemnity Agreement

We agreed to provide certain environmental indemnifications in connection with a lease of three New Jersey properties.  The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete.  Under the lease agreement, we agreed to the following:

•                  to indemnify the tenant against losses covered under the prior owner’s indemnity agreement if the prior owner fails to indemnify the tenant for such losses.  This indemnification is limited to $5.0 million in perpetuity after the State of New Jersey declares the remediation to be complete;

•                  to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant’s acquisition of the property from us.  This indemnification is limited to $12.5 million; and

•                  to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties.  This indemnification is limited to $300,000 annually and $1.5 million in the aggregate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology and data sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in demographically strong markets possessing growth opportunities.  As of September 30, 2010, our investments in real estate included the following:

•                  249 wholly owned operating office properties totaling 19.9 million square feet;

•                  18 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.6 million square feet upon completion, including two partially operational properties included above;

•                  wholly owned land parcels totaling 1,559 acres that we believe are potentially developable into approximately 14.4 million square feet;

•                  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

•                  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

During the nine months ended September 30, 2010, we:

•                  had a decrease in net income attributable to common shareholders of $19.3 million, or 54.9%, from the nine months ended September 30, 2009;

•                  had a decrease of $9.1 million, or 4.7%, from the nine months ended September 30, 2009 in our NOI from continuing real estate operations (defined below) attributable to properties that were owned and 100% operational throughout the two periods (properties that we refer to collectively as “Same-Office Properties”);

•                  finished the period with occupancy of our wholly owned portfolio of office properties at 87.4%;

•                  acquired three office properties totaling 514,000 square feet for $162.1 million;

•                  acquired a partially operational 233,000 square foot wholesale data center for $115.5 million that was 17% leased on the date of acquisition to two tenants who have a combined initial critical load of 3 megawatts and further expansion rights of up to a combined 5 megawatts.  We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs estimated at $166 million;

•                  placed into service an aggregate of 751,000 square feet in newly constructed space in seven office properties;

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

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2010.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our Consolidated Statements of Operations changed for the three and nine months ended September 30, 2010 compared to the same periods in 2009;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs;

•                  our commitments and contingencies at September 30, 2010; and

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

•                  governmental actions and initiatives; and

•                  environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

The table below sets forth leasing information pertaining to our portfolio of wholly owned operating office properties:

	September 30,	December 31,
	2010	2009
Occupancy rates
Total	87.4%	90.8%
Baltimore/Washington Corridor	89.1%	91.6%
Northern Virginia	91.9%	96.6%
Greater Baltimore	80.4%	80.3%
Colorado Springs	76.7%	85.8%
Suburban Maryland	72.5%	91.9%
St. Mary’s and King George Counties	89.2%	97.8%
Greater Philadelphia	100.0%	100.0%
San Antonio	100.0%	100.0%
Washington, DC - Capitol Riverfront	99.6%	N/A
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$25.48	$24.63

(1) Includes estimated expense reimbursements.

The decrease in occupancy rates for our properties in Northern Virginia since December 31, 2009 was due primarily to 119,000 square feet vacated upon the expiration of one tenant’s leases in two properties.  The decrease in occupancy rates for our properties in Colorado Springs since December 31, 2009 was due primarily to 127,000 newly constructed square feet placed into service during the nine months ended September 30, 2010 that were unoccupied.  The decrease in occupancy rates for our properties in the Suburban Maryland region since December 31, 2009 was due primarily to 149,000 square feet vacated upon the expiration of two large leases.  As discussed in greater detail in our 2009 Annual Report on Form 10-K, we expect that the leasing environment will continue to be under stress from the lagging effects of the global downturn in the economy throughout 2010 and beyond.  We believe that our continuing exposure to the challenging leasing environment is cushioned to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations.

The table below sets forth occupancy information pertaining to operating office properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	September 30,	December 31,
Geographic Region	Interest	2010	2009
Greater Harrisburg, Pennsylvania (1)	20.0%	73.8%	79.0%
Suburban Maryland (2)	50.0%	88.3%	84.1%
Baltimore/Washington Corridor (3)	50.0%	6.0%	6.0%

(1)          Includes 16 properties totaling 671,000 square feet.

(2)          Includes three properties totaling 298,000 square feet.

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

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our Consolidated Statement of Operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
NOI from continuing real estate operations	$70,290	$65,609	$203,635	$200,660
NOI from service operations	261	1,516	1,890	5,245
Depreciation and amortization associated with real estate operations	(30,745)	(26,498)	(87,889)	(81,268)
General and administrative expense	(6,079)	(5,898)	(17,905)	(17,275)
Business development expenses	(2,886)	(458)	(3,506)	(1,550)
Operating income	$30,841	$34,271	$96,225	$105,812

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

	For the Three Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$114,550	$104,132	$10,418
Construction contract and other service revenues	13,608	95,321	(81,713)
Total revenues	128,158	199,453	(71,295)
Expenses
Property operating expenses	44,260	38,523	5,737
Depreciation and amortization associated with real estate operations	30,745	26,498	4,247
Construction contract and other service expenses	13,347	93,805	(80,458)
General and administrative expense	6,079	5,898	181
Business development expenses	2,886	458	2,428
Total operating expenses	97,317	165,182	(67,865)

Operating income	30,841	34,271	(3,430)
Interest expense	(26,537)	(20,931)	(5,606)
Interest and other income	395	2,619	(2,224)
Equity in income (loss) of unconsolidated entities	648	(758)	1,406
Income tax expense	(27)	(47)	20
Income from continuing operations	5,320	15,154	(9,834)
Discontinued operations	1,129	382	747
Gain on sales of real estate, net of income taxes	2,477	—	2,477
Net income	8,926	15,536	(6,610)
Net income attributable to noncontrolling interests	(94)	(1,081)	987
Preferred share dividends	(4,025)	(4,025)	—
Net income attributable to COPT common shareholders	$4,807	$10,430	$(5,623)

NOI from Continuing Real Estate Operations

	For the Three Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Same office properties	$99,097	$99,770	$(673)
Constructed properties placed in service	7,677	2,777	4,900
Acquired properties	7,569	395	7,174
Other	207	1,190	(983)
	114,550	104,132	10,418
Property operating expenses
Same office properties	37,815	35,849	1,966
Constructed properties placed in service	2,661	908	1,753
Acquired properties	2,785	91	2,694
Other	999	1,675	(676)
	44,260	38,523	5,737
NOI from continuing real estate operations
Same office properties	61,282	63,921	(2,639)
Constructed properties placed in service	5,016	1,869	3,147
Acquired properties	4,784	304	4,480
Other	(792)	(485)	(307)
	$70,290	$65,609	$4,681

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities.

The decrease in NOI from continuing real estate operations attributable to Same-Office Properties was attributable primarily to changes in rental rates and occupancy between the two periods (average occupancy of same office properties was 88.1% in the current period versus 91.5% in the prior period).

NOI from Service Operations

	For the Three Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$13,608	$95,321	$(81,713)
Construction contract and other service expenses	13,347	93,805	(80,458)
NOI from service operations	$261	$1,516	$(1,255)

NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract.

Interest expense

The increase in interest expense included the effect of a $388.4 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities.  Also included was an increase in our weighted average interest rates of debt from 4.85% to 5.06% resulting primarily from our refinancing of variable rate debt with fixed rate debt at a higher rate.

Interest and other income

Interest and other income decreased due primarily to:

•                  interest income of $1.2 million earned in the prior period in connection with a mortgage loan receivable that was outstanding from August 2008 until October 2009; and

•                  a $969,000 gain recognized in the three months ended September 30, 2009 on changes in the value of warrants to purchase additional shares of the common stock of The KEYW Holding Corporation (“KEYW”).

Under the equity method of accounting, additional issuances of equity by KEYW to parties other than us are accounted for as if we sold a proportionate share of our investment and, accordingly, result in our recognition of gain or loss.  We expect to recognize a gain of approximately $6 million in the fourth quarter of 2010 in connection with an initial public offering of common stock completed by KEYW in October 2010.

Gain on sales of real estate, net of income taxes

The increase in gain on sales of real estate was attributable to the sale of a land parcel in Central New Jersey during the current period.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	For the Nine Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$336,035	$315,247	$20,788
Construction contract and other service revenues	77,038	273,534	(196,496)
Total revenues	413,073	588,781	(175,708)
Expenses
Property operating expenses	132,400	114,587	17,813
Depreciation and amortization associated with real estate operations	87,889	81,268	6,621
Construction contract and other service expenses	75,148	268,289	(193,141)
General and administrative expense	17,905	17,275	630
Business development expenses	3,506	1,550	1,956
Total operating expenses	316,848	482,969	(166,121)

Operating income	96,225	105,812	(9,587)
Interest expense	(74,987)	(58,914)	(16,073)
Interest and other income	1,942	4,949	(3,007)
Equity in income (loss) of unconsolidated entities	371	(1,075)	1,446
Income tax expense	(75)	(169)	94
Income from continuing operations	23,476	50,603	(27,127)
Discontinued operations	2,447	1,150	1,297
Gain on sales of real estate, net of income taxes	2,829	—	2,829
Net income	28,752	51,753	(23,001)
Net income attributable to noncontrolling interests	(1,516)	(4,512)	2,996
Preferred share dividends	(12,076)	(12,076)	—
Net income attributable to COPT common shareholders	$15,160	$35,165	$(20,005)

NOI from Continuing Real Estate Operations

	For the Nine Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Same office properties	$299,532	$303,454	$(3,922)
Constructed properties placed in service	16,617	5,107	11,510
Acquired properties	17,981	411	17,570
Other	1,905	6,275	(4,370)
	336,035	315,247	20,788
Property operating expenses
Same office properties	114,162	109,000	5,162
Constructed properties placed in service	6,284	1,933	4,351
Acquired properties	7,057	91	6,966
Other	4,897	3,563	1,334
	132,400	114,587	17,813
NOI from continuing real estate operations
Same office properties	185,370	194,454	(9,084)
Constructed properties placed in service	10,333	3,174	7,159
Acquired properties	10,924	320	10,604
Other	(2,992)	2,712	(5,704)
	$203,635	$200,660	$2,975

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities.  In addition, the lines in the table entitled “Other” include the effects of vacancies in the three properties that we expect to redevelop, including approximately 300,000 square feet at two properties in Greater Philadelphia; we recognized a $4.9 million decrease in NOI from continuing real estate operations attributable to these properties.

With regard to changes in NOI from continuing real estate operations attributable to Same-Office Properties:

•                  the decrease in revenues included the following:

•                  a $6.0 million decrease in rental revenue attributable primarily to changes in rental rates and occupancy between the two periods (average occupancy of same office properties was 89.1% in the current period versus 92.0% in the prior period); and

•                  a $3.0 million decrease in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia in the prior period; offset in part by

•                  a $5.0 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below; and

•                  the increase in property operating expenses included the following:

•                  a $4.5 million increase in snow removal expenses due primarily to increased snow and ice in most of our regions; offset in part by

•                  a $1.2 million decrease in bad debt expense.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2010	2009	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$77,038	$273,534	$(196,496)
Construction contract and other service expenses	75,148	268,289	(193,141)
NOI from service operations	$1,890	$5,245	$(3,355)

NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract.

Interest expense

The increase in interest expense included the effect of a $307.9 million increase in our average outstanding debt and an increase in our weighted average interest rates of debt from 4.79% to 5.05% for the reasons described above for the three month periods.

Interest and other income

Interest and other income decreased due primarily to the reasons described above for the three month periods.

Gain on sales of real estate, net of income taxes

The increase in gain on sales of real estate was attributable to the sale of a land parcel in Central New Jersey during the current period.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of operating properties, plus real estate-related depreciation and amortization. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of previously depreciated operating real estate properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.  The table below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2010 and 2009 and provides reconciliations to the GAAP measures associated with such measures (amounts in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$8,926	$15,536	$28,752	$51,753
Add: Real estate-related depreciation and amortization	30,745	26,712	87,896	81,911
Add: Depreciation and amortization on unconsolidated real estate entities	166	160	512	481
Less: Gain on sales of operating properties, net of income taxes	(784)	—	(1,081)	—
FFO	39,053	42,408	116,079	134,145
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: Noncontrolling interests-other consolidated entities	434	40	233	15
Less: Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(666)	(91)	(1,245)	(251)
Less: Basic and diluted FFO allocable to restricted shares	(353)	(395)	(1,078)	(1,298)
Basic and Diluted FFO	34,278	37,772	101,418	120,040
Add: Operating property acquisition costs	2,664	—	2,954	—
Diluted FFO, excluding operating property acquisition costs	$36,942	$37,772	$104,372	$120,040

Weighted average common shares	58,656	57,470	58,333	55,366
Conversion of weighted average common units	4,453	5,084	4,674	5,932
Weighted average common shares/units - Basic FFO	63,109	62,554	63,007	61,298
Dilutive effect of share-based compensation awards	296	485	367	506
Weighted average common shares/units - Diluted FFO	63,405	63,039	63,374	61,804

Diluted FFO per share	$0.54	$0.60	$1.60	$1.94
Diluted FFO per share, excluding operating property acquisition costs	$0.58	$0.60	$1.65	$1.94

Numerator for diluted EPS	$4,540	$10,177	$14,353	$34,402
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	363	956	1,254	4,032
Add: Real estate-related depreciation and amortization	30,745	26,712	87,896	81,911
Add: Depreciation and amortization of unconsolidated real estate entities	166	160	512	481
Add: Numerator for diluted EPS allocable to restricted shares	267	253	807	763
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(666)	(91)	(1,245)	(251)
Less: Basic and diluted FFO allocable to restricted shares	(353)	(395)	(1,078)	(1,298)
Less: Gain on sales of operating properties, net of income taxes	(784)	—	(1,081)	—
Basic and Diluted FFO	34,278	37,772	101,418	120,040
Add: Operating property acquisition costs	2,664	—	2,954	—
Diluted FFO, excluding operating property acquisition costs	$36,942	$37,772	$104,372	$120,040

Denominator for diluted EPS	58,952	57,955	58,700	55,872
Weighted average common units	4,453	5,084	4,674	5,932
Denominator for Diluted FFO per share	63,405	63,039	63,374	61,804

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

We have an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders that provides for borrowings of up to $700.0 million, $200.1 million of which was available at September 30, 2010; this facility is available through September 2011 and may be extended for one year at our option provided that there is no default under the facility and we pay an extension fee of 0.125% of the total availability of the facility.  In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $103.1 million of which was available at September 30, 2010 to fund construction costs; this facility is available until May 2011 and may be extended for one year at our option, provided that there is no default and we pay an extension fee equal to 0.125% of the maximum borrowing capacity under the facility.

We expect to restore sufficient capacity under our Revolving Credit Facility and Revolving Construction Facility to fund construction of properties that were under construction at period end or expected to be started during the remainder of 2010 by accessing the secured debt market, the unsecured debt market and/or the public equity market.  We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.  However, selective dispositions of operating properties and other assets may provide capital resources during the remainder of 2010 and in future years.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2010, we were in compliance with these financial covenants.

Cash Flows

Cash flow from operations decreased $42.5 million when comparing the nine months ended September 30, 2010 and 2009 due primarily to the timing of cash flow associated with third-party construction projects and increased cash paid for interest.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.

Cash flow used in investing activities increased $188.2 million when comparing the nine months ended September 30, 2010 and 2009 due primarily to increased acquisition activity in the current period.  Our cash flow provided by financing activities increased $230.9 million when comparing the nine months ended September 30, 2010 and 2009 due primarily to a $268.8 million decrease in debt repayments resulting from less debt refinancing activities in the current period.

Investing and Financing Activities During the Nine Months Ended September 30, 2010

We acquired three office properties totaling 514,000 square feet for $162.1 million.  These acquisitions were financed primarily using an assumed a $70.1 million mortgage loan having a fair value at assumption of $73.3 million with a stated fixed interest rate of 5.35% (effective interest rate of 3.95%) that matures in March 2014 and borrowings from our Revolving Credit Facility.

We acquired a 233,000 square foot wholesale data center known as Power Loft @ Innovation in Manassas, Virginia, for $115.5 million on September 14, 2010.  Rents for this property are based on the amount of megawatts of critical load made available for the exclusive use of tenants in the property.  This property, the shell of which was completed in early 2010, was 17% leased on the date of acquisition to two tenants who have a combined initial critical load of 3 megawatts and further expansion rights of up to a combined 5 megawatts.  We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs estimated at $166 million.  Full critical load of the property is expected to be up to 30 megawatts.  This acquisition was financed primarily using borrowings from our Revolving Credit Facility.

We had six newly-constructed office properties totaling 804,000 square feet (two in the Baltimore/Washington Corridor, two in Colorado Springs and two in San Antonio) become fully operational in 2010 (94,000 of these square feet were placed into service in 2009).  These properties were 74% leased as of September 30, 2010.  Costs incurred on these properties through September 30, 2010 totaled $151.1 million, of which $15.3 million were incurred in 2010.

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

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our Consolidated Balance Sheet for the nine months ended September 30, 2010 (in thousands):

Acquisitions	$250,577
Construction, development and redevelopment	135,465
Tenant improvements on operating properties	15,137	(1)
Capital improvements on operating properties	4,111
	$405,290

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Construction, development and redevelopment activities underway for office properties at September 30, 2010 included the following:

		Square	Estimated	Expected Year
	Number of	Feet	Remaining Costs	For Costs to be
Activity	Properties	(in thousands)	(in millions)	Incurred Through
Construction of new properties	8	845	$76.9	2012
Development of new properties	10	1,387	307.3	2014
Redevelopment of existing properties	2	576	6.9	2011

On September 8, 2010, we sold two office properties in Dayton, New Jersey totaling 201,000 square feet for $20.9 million and recognized a gain of $784,000.  We also sold on September 8, 2010 a land parcel that was contiguous to these properties for $3.0 million and recognized a gain of $2.5 million.  The net proceeds from this sale after transaction costs totaled approximately $23.6 million, which we used primarily to repay our Revolving Credit Facility.

On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.7769 shares per $1,000 principal amount of the notes (exchange rate is as of September 30, 2010 and is equivalent to an exchange price of $48.13 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  Prior to April 20, 2015, subject to certain exceptions, if (1) a “fundamental change” occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such “fundamental change,” we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a “make whole premium.”  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership.  The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by us.  We used the $234.3 million in net proceeds available after transaction costs from this issuance for general corporate purposes, including the application of $224.0 million to pay down borrowings under our Revolving Credit Facility.

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

The following table sets forth as of September 30, 2010 our debt and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2010	2011 (1)	2012	2013	2014	Thereafter	Total
Long term debt:
Fixed rate debt (2)	$3,456	$278,361	$48,647	$144,615	$162,009	$942,116	$1,579,204
Weighted average interest rate	6.10%	4.35%	6.36%	5.62%	6.40%	5.52%	5.44%
Variable rate debt	$136	$637,220	$222,005	$649	$47,402	$—	$907,412

(1)          Includes amounts outstanding at September 30, 2010 of $498.0 million under our Revolving Credit Facility, $121.9 million under our Revolving Construction Facility and $16.8 million under another construction loan facility that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $18.2 million.

The fair market value of our debt was $2.5 billion at September 30, 2010.  If interest rates on our fixed-rate debt had been 1% lower, the fair value of this debt would have increased by $69.9 million at September 30, 2010.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2010, and their respective fair values (dollars in thousands):

				Fair Value at
Notional	One-Month	Effective	Expiration	September 30,
Amount	LIBOR base	Date	Date	2010
$120,000	1.7600%	1/2/2009	5/1/2012	$(2,513)
100,000	1.9750%	1/1/2010	5/1/2012	(2,430)
				$(4,943)

Based on our variable-rate debt balances, including the effect of interest rate swaps, our interest expense would have increased by $1.7 million in the nine months ended September 30, 2010 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended September 30, 2010, 10,000 of the Operating Partnership’s common units were exchanged for 10,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

(a)       Exhibits:

Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 were filed by us with previous reports under the Securities Exchange Act of 1934, as amended.  We are refiling these exhibits solely to include certain schedules and exhibits that were omitted from the exhibits as filed.

EXHIBIT NO.	DESCRIPTION

10.1

Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed herewith).

10.2

Second Amended and Restated Credit Agreement, dated October 1, 2007, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBanc Capital Markets; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; Bank of America, N.A.; Manufacturers and Traders Trust Company; and Citizens Bank of Pennsylvania (filed herewith).

10.3

Purchase Agreement and Agreement and Plan of Merger, dated December 21, 2006, by and among the Corporate Office Properties Trust; Corporate Office Properties, L.P.; W&M Business Trust; and Nottingham Village, Inc. (filed herewith).

10.4	Purchase and Sale Agreement of Ownership Interests, dated December 21, 2006, by and between Corporate Office Properties, L.P. and Nottingham Properties, Inc. (filed herewith).

10.5

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

10.6*	Third Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed herewith).

10.7*	Fifth Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed herewith).

10.8*	Second Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed herewith).

10.9*	First Amendment to Employment Agreement, dated September 16, 2010, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: October 29, 2010	By:	/s/ Randall M. Griffin
Randall M. Griffin
Chief Executive Officer

Date: October 29, 2010	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer