Form 10-K
period 2010-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2011-02-11
CIK 860546

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.9 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2010. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant's outstanding common shares of beneficial interest, $0.01 par value. At January 28, 2011, 66,938,717 of the registrant's common shares of beneficial interest were outstanding.

          Portions of the annual shareholders' report of the registrant for the year ended December 31, 2010 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2011 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Form 10-K

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "believe," "anticipate," "expect," "estimate," "plan" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

  •
  changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of impairment losses;

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

PART I

Item 1.    Business

OUR COMPANY

        General.    We are a specialty office real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities. As of December 31, 2010, our investments in real estate included the following:

  •
  252 wholly owned operating office properties totaling 20.0 million square feet that were 88.2% occupied;

  •
  21 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 3.0 million square feet upon completion, including five partially operational properties included above;

  •
  wholly owned land parcels totaling 1,497 acres that we believe are potentially developable into approximately 14.4 million square feet;

  •
  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

  •
  partial ownership interests through real estate joint ventures in the following:

  •
  20 operating office properties containing approximately 1.1 million square feet that were 69.2% occupied;

  •
  two office properties under development that we estimate will total approximately 235,000 square feet upon completion; and

  •
  land parcels totaling 755 acres (including 563 acres under contract) that we believe are potentially developable into approximately 7.5 million square feet.

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

        Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2010, we owned 93.6% of the outstanding common units and 95.8% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

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

        The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This Internet website can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2010 Developments

        During 2010, we:

  •
  finished the period with our wholly owned portfolio of operating office properties 88.2% occupied;

  •
  acquired three operating office properties totaling 514,000 square feet and a shell-complete office property totaling 183,000 square feet for $205.1 million;

  •
  placed into service an aggregate of 816,000 square feet in newly constructed space in nine office properties;

  •
  completed the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre master-planned office business park adjacent to Redstone Arsenal in Huntsville, Alabama;

  •
  entered the Springfield, Virginia submarket by acquiring 15 acres on which we are entitled to develop up to 978,000 square feet adjacent to the new National Geospatial Intelligence Agency (NGA) headquarters at Fort Belvoir;

  •
  acquired a partially operational 233,000 square foot wholesale data center for $115.5 million that was 17% leased on the date of acquisition to two tenants that have a combined initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs initially estimated at $166 million;

  •
  issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due in 2030, and redeemable by us, or subject to required repurchase upon request of the note holders, in April 2015 or thereafter as defined under the terms of the notes;

  •
  issued 7.5 million common shares at a public offering price of $34.25 per share for net proceeds of $245.8 million after underwriting discounts but before offering expenses; and

  •
  increased the borrowing capacity under our unsecured revolving credit facility (the "Revolving Credit Facility") by $200.0 million, from $600.0 million to $800.0 million.

        In addition, our Board of Trustees, as part of an ongoing personnel development and succession program, elected Roger A. Waesche, Jr. to serve as President, in addition to his current duties as Chief Operating Officer. Randall M. Griffin, who had served as President and Chief Executive Officer, continued in his role as Chief Executive Officer.

Business and Growth Strategies

        Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Business Strategies

        Customer Strategy:    We believe that we differentiate ourselves by being a real estate company that does not view space in properties as its primary commodity. Rather, we focus our operations on serving the needs of our customers and enabling them to be successful. This strategy includes a focus on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs. It also includes a focus on providing a level of service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We believe that operating with such an emphasis on service enables us to be the landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention.

        Our focus on customers in the United States Government and defense information technology sectors and data centers serving such sectors is a key aspect of our customer strategy. A high percentage of our revenue is derived from these customers, and we believe that we are well positioned for future growth through such customers for reasons that include the following:

  •
  our strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

  •
  the proximity of our properties to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where demand exists; and

  •
  the depth of our collective team knowledge, experience and capabilities in developing and operating single user data centers and secure properties that meet the United States Government's Force Protection requirements.

        Market Strategy:    We focus on owning properties where our tenants want to be, which in the case of the United States Government and defense information technology customers is mostly near government demand drivers. We also concentrate our operations in markets and submarkets that are located where we believe we already possess, or can effectively achieve, the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development activities. The attributes we look for in selecting markets and submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) potential for growth and stability in economic down cycles; (5) future acquisition and development opportunities; and (6) minimal competition from other property owners. We typically focus on owning and operating office properties in large business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

        Capital Strategy:    Our capital strategy is aimed at maintaining a flexible capital structure in order to facilitate growth and performance in the face of differing market conditions in the most cost-effective manner by:

  •
  using debt comprised primarily of mortgage and other secured loans, our unsecured revolving credit facility and exchangeable senior notes;

  •
  using equity raised through issuances of common and preferred shares of beneficial interest, issuances of common and preferred units in our Operating Partnership and, to a lesser extent, joint venture structures for certain investments;

  •
  managing our debt by monitoring, among other things: (1) our debt levels relative to our overall capital structure; (2) the relationship of certain measures of earnings to certain financing cost requirements (commonly referred to as coverage ratios); (3) the relationship of our total variable-rate debt to our total debt; and (4) the timing of debt maturities to ensure that maturities in any year do not exceed levels that we believe we can refinance; and

  •
  continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

        Sustainability Strategy:    We are focused on developing and operating our properties in a manner that minimizes global impact for the environment and have been committed to this effort since 2003. Our strategy includes:

  •
  constructing new buildings that are designed to use resources with a higher level of efficiency and lower impact on human health and the environment during their life cycles than conventional buildings. An example of our focus in this area is our participation in the U.S. Green Building Council's Leadership in Energy and Environmental Design ("LEED") program, which has a rigorous certification process for evaluating and rating buildings in order for such buildings to qualify for the program's Certified, Silver, Gold and Platinum ratings;

  •
  retrofitting select existing office properties to also become certified LEED-Existing Building ("LEED-EB");

  •
  registering our property portfolio in Energy Star, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that focuses on protecting the environment through energy efficient products and practices; and

  •
  implementing LEED-EB prerequisites as standard operating procedure for key aspects of our property operations and management.

        We believe that our commitment to sustainability is evident in the fact that as of December 31, 2010, we had ten buildings certified LEED Gold, 13 buildings certified LEED Silver, one building certified LEED, two buildings certified LEED-EB and 31 other buildings registered in the LEED program, and we had 17 professionals on staff who hold the LEED Accredited Professional designation. We also have established an internal goal to have 50% of our portfolio be brought up to LEED certification standards by 2015. We believe that this strategy is important not just because our customers will demand it, but also because it is the right thing to do.

Growth Strategies

        Acquisition and Property Development Strategy:    We pursue acquisition and property development opportunities for properties that support our customer and market strategies discussed above. As a result, the focus of our acquisition and development activities includes properties that are either: (1) located near demand drivers that we believe are attractive to customers in the United States Government and defense information technology sectors and data centers serving such sectors or

(2) located in markets or submarkets that we believe meet the criteria set forth above in our market strategy. We may also acquire or develop properties that do not align with our customer or market strategies but which we believe provide opportunity for favorable returns on investment given the associated risks.

        We typically seek to make acquisitions at attractive yields and below replacement cost. We also seek to increase operating cash flow of certain acquisitions by repositioning the properties and capitalizing on existing below market leases and expansion opportunities. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment.

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

Industry Segments

        We operate in two primary industries: commercial office real estate and wholesale data centers. We classify our properties containing data center space as commercial office real estate when tenants significantly funded the data center infrastructure costs. At December 31, 2010, our commercial office real estate operations had nine primary geographical segments, as set forth below:

  •
  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

  •
  Northern Virginia (defined as Fairfax County, Virginia);

  •
  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick);

  •
  Washington, DC—Capitol Riverfront;

  •
  St. Mary's & King George Counties (in Maryland and Virginia, respectively);

  •
  Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City);

  •
  Colorado Springs, Colorado;

  •
  San Antonio, Texas; and

  •
  Greater Philadelphia, Pennsylvania.

        As of December 31, 2010, 153 of our wholly owned office properties were located in what is widely known as the Greater Washington, DC region, which includes the first five regions set forth above, and 66 were located in neighboring Greater Baltimore. At December 31, 2010, we also owned 21 wholly owned office properties in Colorado Springs and eight in San Antonio. In addition, we owned two office properties as of December 31, 2010 in Greater Philadelphia that are considered non-core to the Company. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.

        For information relating to our segments, you should refer to Note 16 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Employees

        As of December 31, 2010, we had 411 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.

Competition

        The commercial real estate market is highly competitive. Numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or have more desirable locations, or the competing properties' owners may be willing to accept lower rents than are acceptable to us. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

Item 1A.    Risk Factors

        Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in a separate section at the end of this report beginning on page F-1.

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

  •
  competition from other properties;

  •
  deteriorating local real estate market conditions, such as oversupply, reduction in demand and decreasing rental rates;

  •
  declining real estate valuations and impairment charges;

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

  •
  trends in office real estate that may adversely affect future demand, including telecommuting and flexible workplaces that increase the population density per square foot;

  •
  adverse changes in taxation or zoning laws;

  •
  potential inability to secure adequate insurance;

  •
  adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

  •
  potential liability under environmental or other laws or regulations.

        We may suffer adverse consequences as a result of recent and future economic events.    Since the latter part of 2007, the United States and world economies have struggled through difficult conditions, including a significant recession. This slowdown has had devastating effects on the capital markets, with tightening credit availability. The commercial real estate industry was affected by these events over the last four years and, we believe, will likely continue to be affected at least through 2011. These events could adversely affect us in numerous ways discussed throughout this Annual Report on Form 10-K. The real estate industry in general has encountered increased difficulty in obtaining capital to fund growth activities, such as acquisitions and development costs, debt repayments and other capital requirements. As a result, the level of risk that we may not be able to obtain new financing for acquisitions, development activities, refinancing of existing debt or other capital requirements at reasonable terms, if at all, has increased. We believe that there is an increased likelihood in the current economic climate of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result there is an increased likelihood of such tenants defaulting in their lease obligations to us. We also expect that our leasing activities will be adversely affected, with an increased likelihood of our being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed properties. As a result, the conditions brought about by these economic events could collectively have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We are dependent on external sources of capital for future growth.    Because we are a REIT, we must distribute at least 90% of our annual taxable income to our shareholders. Due to this requirement, we are not able to significantly fund our acquisition, construction and development activities using cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access capital funded by third parties. Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in our Operating Partnership or joint venture funding. These capital sources may not be available on favorable terms or at all. Since the United States financial markets have recently experienced extreme volatility and, as a result, credit markets have tightened considerably, the level of risk that we may not be able to obtain new financing for acquisitions, development activities or other capital requirements at reasonable terms, if at all, has increased. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management's flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our shareholders' interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

        We use our Revolving Credit Facility to initially finance much of our investing and financing activities. We also use a construction loan agreement with an aggregate commitment by the lenders that is restorable (the "Revolving Construction Facility") and other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. In the event that one or more lenders under these facilities are not able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities, which would in turn adversely affect our financial condition, cash flows and ability to make expected distributions to our shareholders.

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

        In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due to economic factors such as supply and demand. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

        We may be adversely affected by developments concerning some of our major tenants and sector concentrations.    As of December 31, 2010, our 20 largest tenants accounted for 58.1% of the total annualized rental revenue of our wholly owned office properties, and our four largest of these tenants accounted for 64.2% of that total. We compute the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of wholly owned properties as of December 31, 2010. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2010	Percentage of Total Annualized Rental Revenue of Wholly Owned Office Properties	Number of Leases
	(in thousands)
United States of America	$95,049	21.1%	74
Northrop Grumman Corporation(1)	32,857	7.3%	17
Booz Allen Hamilton, Inc.	21,311	4.7%	8
Computer Sciences Corporation(1)	18,788	4.2%	6

(1)
Includes affiliated organizations and agencies and predecessor companies.

        Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. If any of our four largest tenants fail to make rental payments to us or if the United States Government elects to terminate several of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

        As of December 31, 2010, our properties that were occupied primarily by tenants in the United States Government and defense information technology sectors and data centers serving such sectors accounted for 58.7% of the total annualized rental revenue of our wholly owned office properties. We expect to increase our reliance on these sectors for revenue. A reduction in government spending targeting these sectors could affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that these tenants will renew their leases. Moreover, a reduction in government spending targeting these sectors could limit our future growth. Such occurrences could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders. We generally classify the revenue from our leases into this sector grouping based solely on management's knowledge of the tenants' operations in leased space. Occasionally, classifications require subjective and complex judgments. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into sector groupings and if we did, the resulting groupings would be materially different.

        Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC region and neighboring Greater Baltimore, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2010, our properties located in the Greater Washington, DC region and neighboring Greater Baltimore accounted for a combined 85.4% of our total annualized rental revenue from wholly owned office properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We would suffer economic harm if we were unable to renew our leases on favorable terms.    When leases expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as incur higher leasing costs than we would likely incur if a tenant renews. As a result, our financial performance and ability to make expected distributions to our shareholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms. We expect that the effects of the global downturn on our real estate operations will make our leasing activities particularly challenging at least through 2011 and, as a result, there could be an increased likelihood of our being unsuccessful in renewing tenants or renewing on terms less favorable to us than the terms of the original leases. Set forth below are the percentages of total annualized rental revenue from wholly owned office properties as of December 31, 2010 that are subject to scheduled lease expirations in each of the next five years:

2011	10.4%
2012	12.7%
2013	13.3%
2014	10.9%
2015	14.5%

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

        We may be adversely affected by trends in the office real estate industry.    Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may encounter a decline in the value of our real estate.    The value of our real estate could be adversely affected by general economic and market conditions connected to a specific property, a market or submarket, a broader economic region or the office real estate industry. Examples of such conditions include a broader economic recession, declining demand and decreases in market rental rates and/or market values of real estate assets. If our real estate assets decline in value, it could result in our recognition of impairment losses. Moreover, a decline in the value of our real estate could adversely affect the amount of borrowings available to us under credit facilities and other loans, which could, in turn, adversely affect our cash flows and financial condition.

        We may not be able to compete successfully with other entities that operate in our industry.    The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties' owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants of properties that we own, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.    We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new market and are therefore not able to operate the acquired property profitably. If this occurs, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be unable to execute our plans to develop and construct additional properties.    Although the majority of our investments are in currently leased properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk that actual costs will exceed our budgets, that we will experience conditions which delay or preclude project completion and that projected leasing will not occur, any of which could adversely affect our financial performance, results of operations and our ability to make distributions to our shareholders; the risk of projected leasing not occurring has increased as a result of the recent economic conditions. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

        We may suffer adverse consequences due to our inexperience in developing, managing and leasing wholesale data centers.    We have significant experience in developing, managing and leasing single user data center space in which tenants significantly funded the data center infrastructure costs. However, we do not have the same depth and length of experience in relation to wholesale data centers, having acquired our first wholesale data center in 2010. This may increase the likelihood of us being unsuccessful in executing our plans with respect to our existing wholesale data center or any such centers that we may acquire or develop in the future. If we are unsuccessful in executing our wholesale data center plans, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        Our data centers may become obsolete.    Data centers are much more expensive investments on a per square foot basis than office properties due to the level of infrastructure required to operate the centers. At the same time, technology, industry standards and service requirements for data centers are rapidly evolving and, as a result, the risk of investments we make in data centers becoming obsolete is higher than office properties. Our data centers may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers housed in the properties. Our data centers could also become obsolete from new server technology that requires less critical load and heat removal than our facilities are designed to provide. In addition, we may not be able to efficiently upgrade or change power and cooling systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our data centers could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult or impractical to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As a result, in the event we needed to reposition such data center space for another use, major renovations and expenditures could be required.

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

  •
  in the event of our default under the terms of our Revolving Credit Facility, our Operating Partnership could be restricted from making cash distributions to us, which could result in reduced distributions to our shareholders or the need for us to incur additional debt to fund these distributions;

  •
  if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

        Some of our debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt. In addition, some of our debt which is cross-defaulted also contains cross-collateralization provisions, which means that the collateral of the debt can also be used as collateral for certain of our other debt. Any foreclosure of our properties could result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders. In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, we may be required to pay the resulting shortfall to the lender using other assets.

        As of December 31, 2010, 22% of our debt had variable interest rates, including the effect of interest rate swaps. If short-term interest rates were to rise, our debt service payments on debt with variable interest rates would increase, which would lower our net income and could decrease our distributions to our shareholders. We use interest rate swap agreements from time to time to reduce the impact of changes in interest rates. Decreases in interest rates would result in increased interest payments due under interest rate swap agreements in place and, in the event we decided to unwind such agreements, could result in our recognizing a loss and remitting a payment.

        We must refinance our debt in the future. As of December 31, 2010, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount(1)
	(in thousands)
2011	$733,739	(2)
2012	271,390
2013	146,049
2014	210,225
2015	396,473

(1)
Represents principal maturities only and therefore excludes premiums and discounts.

(2)
Includes $142.3 million in maturities that were extended to 2012 in January 2011 and an additional $311.8 million that may also be extended for one year, subject to certain conditions.

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

        We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares.    Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2010, we had $2.3 billion of consolidated indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

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

        We may be unable to continue to make shareholder distributions at expected levels.    We expect to make regular quarterly cash distributions to our shareholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

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

        Our ability to pay dividends may be limited, and we cannot provide assurance that we will be able to pay dividends regularly.    Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends will depend almost entirely on payments and distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Additionally, the terms of some of the debt to which our Operating Partnership is a party limit its ability to make some types of payments and other distributions to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods. Furthermore, any new shares of beneficial interest issued will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares that may in the future be issued for financing acquisitions, share-based compensation arrangements or otherwise would have a similar effect.

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

        We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments.    We invest in certain entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may need to make additional cash outlays to protect our investment in loans we make that are subordinate to other loans.    We have made and may in the future make loans under which we have a secured interest in the ownership of a property that is subordinate to other loans on the property. If a default were to occur under the terms of any such loans with us or under the first mortgage loans related to the properties on such loans, we may be in a position where, in order to protect our investment, we would need to either (1) purchase the other loan or (2) foreclose on the ownership interest in the property and repay the first mortgage loan, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        Terrorist attacks, such as those of September 11, 2001, may adversely affect the value of our properties, our financial position and cash flows.    We have significant investments in properties located in large metropolitan areas and near military installations. Future terrorist attacks could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the occurrence of terrorist attacks could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism.    Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2011. These policies include coverage for acts of terrorism. Future changes in the insurance industry's risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        The Maryland business statutes impose potential restrictions that may discourage a change of control of our company.    Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to shareholders. Resolutions adopted by our Board of Trustees and/or provisions of our bylaws exempt us from such laws, but our Board of Trustees can alter its resolutions or change our bylaws at any time to make these provisions applicable to us.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The following table provides certain information about our wholly owned office properties as of December 31, 2010:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Baltimore/Washington Corridor:
2730 Hercules Road	BWI Airport	1990	240,336	100.0%	$8,087,504	$33.65
Annapolis Junction, MD
300 Sentinel Drive	BWI Airport	2009	192,562	79.5%	4,883,794	31.90
Annapolis Junction, MD
304 Sentinel Drive	BWI Airport	2005	162,647	100.0%	4,900,519	30.13
Annapolis Junction, MD
306 Sentinel Drive	BWI Airport	2006	155,883	100.0%	4,741,283	30.42
Annapolis Junction, MD
2720 Technology Drive	BWI Airport	2004	156,730	100.0%	5,174,350	33.01
Annapolis Junction, MD
302 Sentinel Drive	BWI Airport	2007	153,598	99.6%	5,073,056	33.16
Annapolis Junction, MD
2711 Technology Drive	BWI Airport	2002	152,196	100.0%	4,775,664	31.38
Annapolis Junction, MD
308 Sentinel Drive	BWI Airport	2010	31,128	100.0%	1,027,224	33.00
Annapolis Junction, MD
320 Sentinel Way	BWI Airport	2007	125,681	100.0%	4,808,650	38.26
Annapolis Junction, MD
318 Sentinel Way	BWI Airport	2005	125,681	100.0%	4,303,838	34.24
Annapolis Junction, MD
322 Sentinel Way	BWI Airport	2006	125,568	100.0%	4,791,402	38.16
Annapolis Junction, MD
324 Sentinel Way	BWI Airport	2010	125,118	100.0%	3,543,967	28.32
Annapolis Junction, MD
140 National Business Parkway	BWI Airport	2003	119,904	100.0%	4,041,801	33.71
Annapolis Junction, MD
132 National Business Parkway	BWI Airport	2000	118,598	100.0%	3,772,677	31.81
Annapolis Junction, MD
2721 Technology Drive	BWI Airport	2000	118,093	100.0%	3,863,446	32.72
Annapolis Junction, MD
2701 Technology Drive	BWI Airport	2001	117,450	100.0%	3,671,870	31.26
Annapolis Junction, MD
2691 Technology Drive	BWI Airport	2005	103,683	100.0%	3,362,821	32.43
Annapolis Junction, MD
134 National Business Parkway	BWI Airport	1999	93,482	100.0%	2,716,807	29.06
Annapolis Junction, MD
135 National Business Parkway	BWI Airport	1998	87,422	89.0%	2,586,642	33.25
Annapolis Junction, MD
133 National Business Parkway	BWI Airport	1997	87,401	100.0%	2,773,921	31.74
Annapolis Junction, MD
141 National Business Parkway	BWI Airport	1990	87,206	100.0%	2,831,278	32.47
Annapolis Junction, MD
131 National Business Parkway	BWI Airport	1990	69,336	100.0%	2,210,056	31.87
Annapolis Junction, MD
114 National Business Parkway	BWI Airport	2002	9,908	100.0%	231,218	23.34
Annapolis Junction, MD
314 Sentinel Way	BWI Airport	2008	4,462	100.0%	203,798	45.67
Annapolis Junction, MD
1550 West Nursery Road	BWI Airport	2009	162,101	100.0%	3,366,433	20.77
Linthicum, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
1306 Concourse Drive	BWI Airport	1990	116,307	68.8%	1,909,479	23.88
Linthicum, MD
1304 Concourse Drive	BWI Airport	2002	101,792	78.9%	2,111,806	26.29
Linthicum, MD
900 Elkridge Landing Road	BWI Airport	1982	100,824	100.0%	2,372,295	23.53
Linthicum, MD
880 Elkridge Landing Road	BWI Airport	1981	99,524	100.0%	2,197,490	22.08
Linthicum, MD
1199 Winterson Road	BWI Airport	1988	96,636	100.0%	2,654,571	27.47
Linthicum, MD
920 Elkridge Landing Road	BWI Airport	1982	96,566	100.0%	1,942,773	20.12
Linthicum, MD
1302 Concourse Drive	BWI Airport	1996	84,053	82.3%	1,741,674	25.17
Linthicum, MD
881 Elkridge Landing Road	BWI Airport	1986	73,572	100.0%	1,784,645	24.26
Linthicum, MD
1099 Winterson Road	BWI Airport	1988	70,583	31.2%	520,008	23.59
Linthicum, MD
1190 Winterson Road	BWI Airport	1987	68,899	93.5%	1,784,960	27.71
Linthicum, MD
849 International Drive	BWI Airport	1988	68,768	86.3%	1,579,873	26.62
Linthicum, MD
911 Elkridge Landing Road	BWI Airport	1985	68,296	100.0%	1,580,369	23.14
Linthicum, MD
1201 Winterson Road	BWI Airport	1985	67,903	100.0%	1,414,097	20.83
Linthicum, MD
999 Corporate Boulevard	BWI Airport	2000	66,889	91.8%	1,812,239	29.52
Linthicum, MD
901 Elkridge Landing Road	BWI Airport	1984	58,035	50.0%	858,162	29.57
Linthicum, MD
891 Elkridge Landing Road	BWI Airport	1984	57,955	91.1%	1,427,742	27.04
Linthicum, MD
800 International Drive	BWI Airport	1988	57,379	100.0%	1,199,164	20.90
Linthicum, MD
930 International Drive	BWI Airport	1986	57,272	99.8%	1,066,358	18.66
Linthicum, MD
900 International Drive	BWI Airport	1986	57,140	100.0%	889,963	15.58
Linthicum, MD
939 Elkridge Landing Road	BWI Airport	1983	54,280	51.4%	483,944	17.34
Linthicum, MD
921 Elkridge Landing Road	BWI Airport	1983	54,175	100.0%	1,218,938	22.50
Linthicum, MD
938 Elkridge Landing Road	BWI Airport	1984	52,988	100.0%	1,244,578	23.49
Linthicum, MD
870 Elkridge Landing Road	BWI Airport	1981	5,627	100.0%	190,854	33.92
Linthicum, MD
7467 Ridge Road	BWI Airport	1990	74,136	83.1%	1,436,000	23.31
Hanover, MD
7240 Parkway Drive	BWI Airport	1985	74,153	79.9%	1,278,782	21.58
Hanover, MD
7272 Park Circle Drive	BWI Airport	1991/1996	59,888	79.6%	999,610	20.97
Hanover, MD
7318 Parkway Drive	BWI Airport	1984	59,204	100.0%	1,200,508	20.28
Hanover, MD
7320 Parkway Drive	BWI Airport	1983	56,964	0.0%	—	—
Hanover, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
1340 Ashton Road	BWI Airport	1989	45,867	100.0%	934,899	20.38
Hanover, MD
1362 Mellon Road	BWI Airport	2006	43,232	58.6%	572,879	22.61
Hanover, MD
1334 Ashton Road	BWI Airport	1989	37,317	100.0%	870,824	23.34
Hanover, MD
1331 Ashton Road	BWI Airport	1989	28,998	29.5%	144,125	16.84
Hanover, MD
1350 Dorsey Road	BWI Airport	1989	18,698	67.2%	268,575	21.38
Hanover, MD
1344 Ashton Road	BWI Airport	1989	16,964	100.0%	499,521	29.45
Hanover, MD
1341 Ashton Road	BWI Airport	1989	15,947	100.0%	318,390	19.97
Hanover, MD
1343 Ashton Road	BWI Airport	1989	9,903	100.0%	135,968	13.73
Hanover, MD
1348 Ashton Road	BWI Airport	1988	3,108	100.0%	75,930	24.43
Hanover, MD
5520 Research Park Drive	BWI Airport	2009	103,990	39.2%	1,034,972	25.37
Catonsville, MD
5522 Research Park Drive	BWI Airport	2007	23,500	100.0%	781,887	33.27
Catonsville, MD
2500 Riva Road	Annapolis	2000	155,000	100.0%	2,217,712	14.31
Annapolis, MD
Old Annapolis Road	Howard County	1974/1985	171,436	100.0%	7,320,399	42.70
Columbia, MD	Perimeter
7125 Columbia Gateway Drive	Howard County	1973/1999	470,249	63.8%	5,860,672	19.54
Columbia, MD	Perimeter
7000 Columbia Gateway Drive	Howard County	1999	145,806	76.9%	1,975,915	17.63
Columbia, MD	Perimeter
6721 Columbia Gateway Drive	Howard County	2009	131,451	100.0%	3,781,845	28.77
Columbia, MD	Perimeter
6731 Columbia Gateway Drive	Howard County	2002	123,847	89.2%	3,211,304	29.07
Columbia, MD	Perimeter
6711 Columbia Gateway Drive	Howard County	2006-2007	123,599	93.2%	3,400,641	29.53
Columbia, MD	Perimeter
6940 Columbia Gateway Drive	Howard County	1999	108,822	86.2%	2,405,306	25.64
Columbia, MD	Perimeter
6950 Columbia Gateway Drive	Howard County	1998	112,861	100.0%	2,631,046	23.31
Columbia, MD	Perimeter
7067 Columbia Gateway Drive	Howard County	2001	86,027	92.4%	1,842,907	23.17
Columbia, MD	Perimeter
8621 Robert Fulton Drive	Howard County	2005-2006	86,033	94.2%	1,734,169	21.40
Columbia, MD	Perimeter
6750 Alexander Bell Drive	Howard County	2001	75,328	86.8%	1,717,494	26.27
Columbia, MD	Perimeter
6700 Alexander Bell Drive	Howard County	1988	76,347	77.0%	1,444,917	24.59
Columbia, MD	Perimeter
6740 Alexander Bell Drive	Howard County	1992	63,480	100.0%	1,813,601	28.57
Columbia, MD	Perimeter
7015 Albert Einstein Drive	Howard County	1999	61,203	100.0%	1,293,310	21.13
Columbia, MD	Perimeter
8671 Robert Fulton Drive	Howard County	2002	56,350	100.0%	1,051,310	18.66
Columbia, MD	Perimeter
6716 Alexander Bell Drive	Howard County	1990	52,131	90.6%	1,100,117	23.29
Columbia, MD	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
8661 Robert Fulton Drive	Howard County	2002	49,307	100.0%	938,964	19.04
Columbia, MD	Perimeter
7142 Columbia Gateway Drive	Howard County	1994	47,668	100.0%	716,005	15.02
Columbia, MD	Perimeter
7130 Columbia Gateway Drive	Howard County	1989	46,460	100.0%	883,181	19.01
Columbia, MD	Perimeter
6708 Alexander Bell Drive	Howard County	1988	39,203	100.0%	916,824	23.39
Columbia, MD	Perimeter
7065 Columbia Gateway Drive	Howard County	2000	38,560	100.0%	774,928	20.10
Columbia, MD	Perimeter
7138 Columbia Gateway Drive	Howard County	1990	38,225	100.0%	863,790	22.60
Columbia, MD	Perimeter
7063 Columbia Gateway Drive	Howard County	2000	36,472	100.0%	958,645	26.28
Columbia, MD	Perimeter
6760 Alexander Bell Drive	Howard County	1991	36,225	57.8%	477,243	22.79
Columbia, MD	Perimeter
7150 Columbia Gateway Drive	Howard County	1991	35,812	84.6%	572,576	18.89
Columbia, MD	Perimeter
7061 Columbia Gateway Drive	Howard County	2000	29,910	83.0%	586,231	23.62
Columbia, MD	Perimeter
6724 Alexander Bell Drive	Howard County	2001	28,107	94.6%	707,435	26.60
Columbia, MD	Perimeter
7134 Columbia Gateway Drive	Howard County	1990	21,991	0.0%	—	—
Columbia, MD	Perimeter
6741 Columbia Gateway Drive	Howard County	2008	4,592	100.0%	123,984	27.00
Columbia, MD	Perimeter
7200 Riverwood Drive	Howard County	1986	160,000	100.0%	4,400,776	27.50
Columbia, MD	Perimeter
7160 Riverwood Drive	Howard County	2000	61,984	94.6%	1,718,771	29.32
Columbia, MD	Perimeter
9140 Guilford Road	Howard County	1983	40,286	53.3%	385,654	17.95
Columbia, MD	Perimeter
7150 Riverwood Drive	Howard County	2000	39,496	100.0%	780,997	19.77
Columbia, MD	Perimeter
9160 Guilford Road	Howard County	1984	37,034	100.0%	948,186	25.60
Columbia, MD	Perimeter
7170 Riverwood Drive	Howard County	2000	29,162	65.3%	359,160	18.87
Columbia, MD	Perimeter
9150 Guilford Drive	Howard County	1984	18,592	100.0%	366,640	19.72
Columbia, MD	Perimeter
10280 Old Columbia Road	Howard County	1988/2001	16,195	90.5%	247,579	16.89
Columbia, MD	Perimeter
10270 Old Columbia Road	Howard County	1988/2001	15,910	100.0%	237,242	14.91
Columbia, MD	Perimeter
9130 Guilford Drive	Howard County	1984	13,700	0.0%	—	—
Columbia, MD	Perimeter
10290 Old Columbia Road	Howard County	1988/2001	10,263	43.9%	96,897	21.50
Columbia, MD	Perimeter
9720 Patuxent Woods Drive	Howard County	1986/2001	40,004	12.4%	47,145	9.51
Columbia, MD	Perimeter
9740 Patuxent Woods Drive	Howard County	1986/2001	38,292	100.0%	567,968	14.83
Columbia, MD	Perimeter
9700 Patuxent Woods Drive	Howard County	1986/2001	31,220	84.2%	569,376	21.65
Columbia, MD	Perimeter
9730 Patuxent Woods Drive	Howard County	1986/2001	30,485	100.0%	482,386	15.82
Columbia, MD	Perimeter

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
9710 Patuxent Woods Drive	Howard County	1986/2001	14,778	72.2%	131,309	12.30
Columbia, MD	Perimeter
9020 Mendenhall Court	Howard County	1982/2005	49,217	88.6%	651,297	14.94
Columbia, MD	Perimeter

Subtotal/Average			8,432,626	89.5%	$201,596,725	$26.72

Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	471,440	80.4%	$9,261,749	$24.44
Chantilly, VA
15010 Conference Center Drive	Dulles South	2006	223,610	100.0%	6,957,290	31.11
Chantilly, VA
15059 Conference Center Drive	Dulles South	2000	145,224	98.8%	4,532,214	31.60
Chantilly, VA
15049 Conference Center Drive	Dulles South	1997	145,706	99.8%	4,792,103	32.97
Chantilly, VA
14900 Conference Center Drive	Dulles South	1999	126,158	76.9%	2,777,767	28.62
Chantilly, VA
14280 Park Meadow Drive	Dulles South	1999	114,126	88.3%	2,701,138	26.80
Chantilly, VA
4851 Stonecroft Boulevard	Dulles South	2004	88,094	100.0%	2,604,401	29.56
Chantilly, VA
14850 Conference Center Drive	Dulles South	2000	72,194	33.4%	334,537	13.89
Chantilly, VA
14840 Conference Center Drive	Dulles South	2000	69,710	100.0%	2,135,089	30.63
Chantilly, VA
13200 Woodland Park Drive	Herndon	2002	404,665	100.0%	12,289,923	30.37
Herndon, VA
13454 Sunrise Valley Road	Herndon	1998	111,816	75.0%	2,206,231	26.30
Herndon, VA
13450 Sunrise Valley Road	Herndon	1998	53,776	98.5%	1,418,577	26.78
Herndon, VA
3120 Fairview Park Drive(4)	Herndon	2008	7,080	100.0%	281,705	39.79
Herndon, VA
1751 Pinnacle Drive	Tysons Corner	1989/1995	260,469	95.6%	8,688,804	34.88
McLean, VA
1753 Pinnacle Drive	Tysons Corner	1976/2004	186,707	100.0%	6,752,584	36.17
McLean, VA
1550 Westbranch Drive	Tysons Corner	2002	152,240	100.0%	4,883,163	32.08
McLean, VA
2900 Towerview Road	Herndon	1982/2008	139,802	100.0%	2,339,361	16.73
Herndon, VA

Subtotal/Average			2,772,817	91.9%	$74,956,636	$29.41

Suburban Maryland:
11800 Tech Road	North Silver Spring	1969/1989	228,179	82.6%	$3,314,427	$17.60
Silver Spring, MD
400 Professional Drive	Gaithersburg	2000	129,355	61.2%	2,245,727	28.37
Gaithersburg, MD
110 Thomas Johnson Drive	Frederick	1987/1999	122,490	100.0%	2,912,166	23.77
Frederick, MD
45 West Gude Drive	Rockville	1987	108,588	0.0%	—	—
Rockville, MD
15 West Gude Drive	Rockville	1986	106,694	100.0%	2,680,626	25.12
Rockville, MD

Subtotal/Average			695,306	71.4%	$11,152,946	$22.45

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Washington, DC—Capitol Riverfront:
1201 M Street	Washington, DC—	2001	200,509	99.8%	$8,917,050	$44.58
Washington, DC	Capitol Riverfront
1220 M Street	Washington, DC—	2003	161,165	97.0%	6,804,065	43.54
Washington, DC	Capitol Riverfront

Subtotal/Average			361,674	98.5%	$15,721,115	$44.13

St. Mary's & King George Counties:
22309 Exploration Drive	St. Mary's County	1984/1997	98,860	100.0%	$1,489,935	$15.07
Lexington Park, MD
22289 Exploration Drive	St. Mary's County	2000	58,676	100.0%	1,293,086	22.04
Lexington Park, MD
22299 Exploration Drive	St. Mary's County	1998	58,363	93.9%	1,272,775	23.24
Lexington Park, MD
22300 Exploration Drive	St. Mary's County	1997	44,830	100.0%	740,600	16.52
Lexington Park, MD
46579 Expedition Drive	St. Mary's County	2002	61,156	100.0%	1,393,131	22.78
Lexington Park, MD
46591 Expedition Drive	St. Mary's County	2005-2006	59,483	100.0%	1,367,515	22.99
Lexington Park, MD
44425 Pecan Court	St. Mary's County	1997	58,981	94.2%	1,131,964	20.38
California, MD
44408 Pecan Court	St. Mary's County	1986	50,532	0.0%	—	—
California, MD
23535 Cottonwood Parkway	St. Mary's County	1984	46,656	100.0%	576,202	12.35
California, MD
44417 Pecan Court	St. Mary's County	1989	29,053	100.0%	304,771	10.49
California, MD
44414 Pecan Court	St. Mary's County	1986	25,444	100.0%	258,390	10.16
California, MD
44420 Pecan Court	St. Mary's County	1989	25,200	0.0%	—	—
California, MD
16480 Commerce Drive	King George County	2000	70,728	100.0%	1,296,725	18.33
Dahlgren, VA
16541 Commerce Drive	King George County	1996	36,053	100.0%	688,662	19.10
King George, VA
16539 Commerce Drive	King George County	1990	32,076	100.0%	585,387	18.25
King George, VA
16442 Commerce Drive	King George County	2002	25,518	0.0%	—	—
Dahlgren, VA
16501 Commerce Drive	King George County	2002	22,833	100.0%	482,256	21.12
Dahlgren, VA
16543 Commerce Drive	King George County	2002	17,370	100.0%	416,428	23.97
Dahlgren, VA

Subtotal/Average			821,812	86.8%	$13,297,827	$18.64

Greater Baltimore:
11311 McCormick Road	Hunt Valley/Rte 83	1984/1994	214,704	93.5%	$4,643,709	$23.14
Hunt Valley, MD	Corridor
200 International Circle	Hunt Valley/Rte 83	1987	125,352	97.1%	2,690,307	22.11
Hunt Valley, MD	Corridor
226 Schilling Circle	Hunt Valley/Rte 83	1980	97,309	100.0%	2,401,352	24.68
Hunt Valley, MD	Corridor
201 International Circle	Hunt Valley/Rte 83	1982	78,243	84.1%	1,536,019	23.35
Hunt Valley, MD	Corridor

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
11011 McCormick Road	Hunt Valley/Rte 83	1974	57,104	24.9%	269,571	18.96
Hunt Valley, MD	Corridor
216 Schilling Circle	Hunt Valley/Rte 83	1988/2001	35,806	91.8%	722,790	21.99
Hunt Valley, MD	Corridor
222 Schilling Circle	Hunt Valley/Rte 83	1978/1997	28,618	63.5%	354,738	19.52
Hunt Valley, MD	Corridor
224 Schilling Circle	Hunt Valley/Rte 83	1978/1997	27,575	79.2%	421,454	19.31
Hunt Valley, MD	Corridor
10150 York Road	Hunt Valley/Rte 83	1985	174,737	77.1%	2,534,548	18.81
Hunt Valley, MD	Corridor
9690 Deereco Road	Hunt Valley/Rte 83	1988	133,861	85.5%	2,934,096	25.64
Timonium, MD	Corridor
375 W. Padonia Road	Hunt Valley/Rte 83	1986	104,885	99.6%	2,000,112	19.14
Timonium, MD	Corridor
7210 Ambassador Road	Baltimore County	1972	83,435	100.0%	795,136	9.53
Woodlawn, MD	Westside
7152 Windsor Boulevard	Baltimore County	1986	57,855	100.0%	969,876	16.76
Woodlawn, MD	Westside
21 Governor's Court	Baltimore County	1981/1995	56,383	70.9%	634,002	15.86
Woodlawn, MD	Westside
7125 Ambassador Road	Baltimore County	1985	50,604	84.9%	866,651	20.17
Woodlawn, MD	Westside
7104 Ambassador Road	Baltimore County	1988	30,081	100.0%	595,662	19.80
Woodlawn, MD	Westside
17 Governor's Court	Baltimore County	1981	14,454	79.2%	213,845	18.67
Woodlawn, MD	Westside
15 Governor's Court	Baltimore County	1981	14,568	100.0%	241,902	16.61
Woodlawn, MD	Westside
7127 Ambassador Road	Baltimore County	1985	11,630	62.2%	150,161	20.75
Woodlawn, MD	Westside
7129 Ambassador Road	Baltimore County	1985	11,075	100.0%	81,844	7.39
Woodlawn, MD	Westside
7108 Ambassador Road	Baltimore County	1988	8,811	100.0%	160,039	18.16
Woodlawn, MD	Westside
7102 Ambassador Road	Baltimore County	1988	8,879	100.0%	149,003	16.78
Woodlawn, MD	Westside
7106 Ambassador Road	Baltimore County	1988	8,899	100.0%	137,073	15.40
Woodlawn, MD	Westside
7131 Ambassador Road	Baltimore County	1985	7,734	44.2%	33,844	9.89
Woodlawn, MD	Westside
502 Washington Avenue	Towson	1984	90,435	77.5%	1,353,535	19.32
Towson, MD
102 West Pennsylvania Avenue	Towson	1968/2001	49,701	84.9%	902,784	21.41
Towson, MD
100 West Pennsylvania Avenue	Towson	1952/1989	20,099	71.7%	253,146	17.56
Towson, MD
109-111 Allegheny Avenue	Towson	1971	18,431	100.0%	302,127	16.39
Towson, MD
1501 South Clinton Street	Baltimore	2006	474,637	89.82%	14,963,100	35.10
Baltimore, MD
209 Research Boulevard	Harford County	2010	47,930	100.00%	1,360,410	28.38
Aberdeen, MD
210 Research Boulevard	Harford County	2010	27,551	100.00%	817,292	29.66
Aberdeen, MD
4940 Campbell Boulevard	White Marsh	1990	50,415	82.1%	947,788	22.91
White Marsh, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
8140 Corporate Drive	White Marsh	2003	76,271	77.0%	1,618,164	27.54
White Marsh, MD
8110 Corporate Drive	White Marsh	2001	79,091	95.7%	1,772,798	23.42
White Marsh, MD
9910 Franklin Square Drive	White Marsh	2005	57,812	97.3%	1,275,032	22.66
White Marsh, MD
9920 Franklin Square Drive	White Marsh	2006	42,891	88.2%	853,392	22.56
White Marsh, MD
9930 Franklin Square Drive	White Marsh	2001	39,750	100.0%	912,035	22.94
White Marsh, MD
9900 Franklin Square Drive	White Marsh	1999	33,800	100.0%	580,001	17.16
White Marsh, MD
9940 Franklin Square Drive	White Marsh	2000	32,242	100.0%	635,808	19.72
White Marsh, MD
8020 Corporate Drive	White Marsh	1997	50,796	100.0%	928,800	18.28
White Marsh, MD
8094 Sandpiper Circle	White Marsh	1998	49,585	88.7%	815,265	18.53
White Marsh, MD
8098 Sandpiper Circle	White Marsh	1998	46,485	100.0%	850,882	18.30
White Marsh, MD
8010 Corporate Drive	White Marsh	1998	38,487	92.5%	664,111	18.65
White Marsh, MD
5355 Nottingham Ridge Road	White Marsh	2005	35,930	79.58%	475,646	16.63
White Marsh, MD
5325 Nottingham Ridge Road	White Marsh	2002	35,678	76.3%	589,576	21.65
White Marsh, MD
7941-7949 Corporate Drive	White Marsh	1996	57,782	0.0%	—	—
White Marsh, MD
8007 Corporate Drive	White Marsh	1995	41,799	84.8%	634,373	17.89
White Marsh, MD
8019 Corporate Drive	White Marsh	1990	32,423	75.9%	508,682	20.67
White Marsh, MD
8013 Corporate Drive	White Marsh	1990	29,995	27.6%	131,969	15.94
White Marsh, MD
8003 Corporate Drive	White Marsh	1999	17,599	43.1%	182,921	24.11
White Marsh, MD
8015 Corporate Drive	White Marsh	1990	15,669	87.1%	279,185	20.45
White Marsh, MD
8023 Corporate Drive	White Marsh	1990	9,486	100.0%	182,736	19.26
White Marsh, MD
5020 Campbell Boulevard	White Marsh	1986-1988	43,623	65.2%	444,271	15.63
White Marsh, MD
5024 Campbell Boulevard	White Marsh	1986-1988	33,710	60.2%	344,830	16.98
White Marsh, MD
5026 Campbell Boulevard	White Marsh	1986-1988	30,163	77.8%	365,325	15.57
White Marsh, MD
5022 Campbell Boulevard	White Marsh	1986-1988	26,748	74.7%	348,054	17.42
White Marsh, MD
10001 Franklin Square Drive	White Marsh	1997	218,215	100.0%	1,127,298	5.17
White Marsh, MD
8114 Sandpiper Circle	White Marsh	1986	45,806	75.8%	892,640	25.70
White Marsh, MD
4979 Mercantile Road	White Marsh	1985	51,198	100.0%	753,911	14.73
White Marsh, MD
4969 Mercantile Road	White Marsh	1983	47,132	0.0%	—	—
White Marsh, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7939 Honeygo Boulevard	White Marsh	1984	28,208	81.7%	517,254	22.45
White Marsh, MD
8133 Perry Hall Boulevard	White Marsh	1988	27,996	90.2%	524,990	20.80
White Marsh, MD
7923 Honeygo Boulevard	White Marsh	1985	23,481	61.4%	293,652	20.36
White Marsh, MD
8031 Corporate Drive	White Marsh	1988/2004	66,000	100.0%	1,238,328	18.76
White Marsh, MD
8615 Ridgely's Choice Drive	White Marsh	2005	37,746	58.4%	466,258	21.16
White Marsh, MD
8029 Corporate Drive	White Marsh	1988/2004	25,000	100.0%	476,524	19.06
White Marsh, MD

Subtotal/Average			3,750,398	85.0%	$68,122,627	$21.38

Colorado Springs:
655 Space Center Drive	Colorado Springs	2008	103,970	100.0%	$2,135,769	$20.54
Colorado Springs, CO	East
985 Space Center Drive	Colorado Springs	1989	104,028	78.0%	1,824,943	22.50
Colorado Springs, CO	East
565 Space Center Drive	Colorado Springs	2009	89,899	2.2%	36,345	18.63
Colorado Springs, CO	East
745 Space Center Drive	Colorado Springs	2006	51,500	100.0%	1,359,311	26.39
Colorado Springs, CO	East
980 Technology Court	Colorado Springs	1995	33,207	99.9%	645,475	19.45
Colorado Springs, CO	East
525 Babcock Road	Colorado Springs	1967	14,000	100.0%	191,559	13.68
Colorado Springs, CO	East
1055 North Newport Road	Colorado Springs	2007-2008	59,763	100.0%	1,190,948	19.93
Colorado Springs, CO	East
3535 Northrop Grumman Point	Colorado Springs	2008	124,305	100.0%	2,341,806	18.84
Colorado Springs, CO	East
1670 North Newport Road	Colorado Springs	1986-1987	67,500	56.2%	795,514	20.97
Colorado Springs, CO	East
1915 Aerotech Drive	Colorado Springs	1985	37,946	34.5%	238,837	18.26
Colorado Springs, CO	East
1925 Aerotech Drive	Colorado Springs	1985	37,946	60.1%	494,422	21.67
Colorado Springs, CO	East
10807 New Allegiance Drive	I-25 North Corridor	2009	145,723	41.2%	1,353,816	22.57
Colorado Springs, CO
12515 Academy Ridge View	I-25 North Corridor	2006	61,372	100.0%	1,435,164	23.38
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	1983/2007	74,749	100.0%	1,233,813	16.51
Colorado Springs, CO
9945 Federal Drive	I-25 North Corridor	2009	74,005	0.0%	—	—
Colorado Springs, CO
9950 Federal Drive	I-25 North Corridor	2001	66,223	100.0%	1,048,213	15.83
Colorado Springs, CO
9925 Federal Drive	I-25 North Corridor	2008	53,788	81.3%	697,407	15.95
Colorado Springs, CO
9960 Federal Drive	I-25 North Corridor	2001	46,948	78.3%	803,174	21.84
Colorado Springs, CO
5775 Mark Dabling Boulevard	Colorado Springs	1984	109,678	100.0%	1,882,027	17.16
Colorado Springs, CO	Northwest
5725 Mark Dabling Boulevard	Colorado Springs	1984	108,976	100.0%	2,079,346	19.08
Colorado Springs, CO	Northwest

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
5755 Mark Dabling Boulevard	Colorado Springs	1989	103,400	87.2%	2,033,358	22.56
Colorado Springs, CO	Northwest

Subtotal/Average			1,568,926	76.2%	$23,821,247	$19.93

San Antonio, Texas:
7700 Potranco Road	San Antonio	1982/1985	508,412	100.0%	$16,451,125	$32.36
San Antonio, TX	Northwest
8000 Potranco Road	San Antonio	2010	125,005	100.0%	3,218,879	25.75
San Antonio, TX	Northwest
8030 Potranco Road	San Antonio	2010	125,005	100.0%	3,218,879	25.75
San Antonio, TX	Northwest
7700-5 Potranco Road	San Antonio	2009	25,056	100.0%	355,632	14.19
San Antonio, TX	Northwest
7700-1 Potranco Road	San Antonio	2007	8,674	100.0%	289,539	33.38
San Antonio, TX	Northwest
1560 A Cable Ranch Road	San Antonio	1985/2007	45,935	100.0%	581,182	12.65
San Antonio, TX	Northwest
1560 B Cable Ranch Road	San Antonio	1985/2006	77,040	100.0%	1,801,365	23.38
San Antonio, TX	Northwest

Subtotal/Average			915,127	100.0%	$25,916,601	$28.32

Greater Philadelphia, Pennsylvania:
785 Jolly Road	Blue Bell	1996	219,065	100.0%	$2,783,362	$11.94
Blue Bell, PA
801 Lakeview Drive	Blue Bell	1994	156,695	100.0%	4,142,959	17.18
Blue Bell, PA

Subtotal/Average			375,760	100.0%	$6,926,321	$18.43

Other:
11751 Meadowville Lane	Richmond Southwest	2007	193,000	100.0%	$5,639,518	$29.22
Chester, VA
201 Technology Park Drive	Southwest Virginia	2007	102,842	100.0%	3,416,773	33.22
Lebanon, VA

Subtotal/Average			295,842	100.0%	$9,056,291	$30.61

Total/Average			19,990,288	88.2%	$450,568,336	$25.56

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2010.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2010 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under GAAP does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2010.

(4)
This property, which was shell complete in 2008 and acquired by us in December 2010, contains a total 183,440 square feet. For accounting purposes, this space was 100% operational upon acquisition. For occupancy reporting, we are not including the unoccupied portion of the property in rentable square feet until the earlier of when leases commence on the space or one year from the date of acquisition.

        The following table provides certain information about our wholly owned office properties that were under construction, development or redevelopment as of December 31, 2010:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased at December 31, 2010
Under Construction
Baltimore/Washington Corridor:
316 Sentinel Way	BWI Airport	125,044	0%
Annapolis Junction, MD
7205 Riverwood Road	Howard Co. Perimeter	86,000	0%
Columbia, MD
308 Sentinel Drive(1)	BWI Airport	151,543	98%
Annapolis Junction, MD
410 National Business Parkway	BWI Airport	110,000	0%
Annapolis Junction, MD
430 National Business Parkway	BWI Airport	109,341	0%
Annapolis Junction, MD

Subtotal/Average		581,928

St. Mary's & King George Counties:
45310 Abell House Lane	St. Mary's County	80,205	100%
California, MD

Greater Baltimore:
206 Research Boulevard	Harford County	127,300	0%
Aberdeen, MD
209 Research Boulevard(1)	Harford County	77,192	100%
Aberdeen, MD
210 Research Boulevard(1)	Harford County	79,573	35%
Aberdeen, MD

Subtotal/Average		284,065

San Antonio:
100 Sentry Gateway	San Antonio Northwest	94,550	0%
San Antonio, TX

Total Under Construction		1,040,748	32%

Under Development
Baltimore/Washington Corridor:
310 Sentinel Way	BWI Airport	240,000	N/A
Annapolis Junction, MD
312 Sentinel Way	BWI Airport	125,000	N/A
Annapolis Junction, MD
420 National Business Parkway	BWI Airport	140,000	N/A
Annapolis Junction, MD

Subtotal/Average		505,000

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased at December 31, 2010
Northern Virginia:
7770 Backlick Road	Springfield	240,000	N/A
Springfield, VA

Greater Baltimore:
202 Research Boulevard	Harford County	127,530	N/A
Aberdeen, MD

San Antonio:
Sentry Gateway	San Antonio Northwest	93,830	N/A
San Antonio, TX
8100 Portanco Road	San Antonio Northwest	125,000	N/A
San Antonio, TX

Subtotal/Average		218,830

Total Under Development		1,091,360

Under Redevelopment
Baltimore/Washington Corridor:
7468 Candlewood Road	BWI Airport	357,700	0%
Hanover, MD

Northern Virginia:
3120 Fairview Park Drive(2)	Herndon	183,440	4%
Herndon, VA

Greater Philadelphia:
801 Lakeview Drive(1)	Greater Philadelphia	218,653	72%
Blue Bell, PA
751 Arbor Way	Greater Philadelphia	113,500	0%
Blue Bell, PA

Subtotal/Average		332,153

Total Under Redevelopment		873,293

(1)
Estimated rentable square feet includes space reported as rentable square feet on the previous table of wholly owned operating office properties attributable to partially operational properties.

(2)
This property, which was shell complete in 2008, was acquired by us in December 2010. For accounting purposes, this space was 100% operational upon acquisition. For occupancy reporting, we are including the space as "Under Redevelopment" until the earlier of when leases commence on the space or one year from the date of acquisition. Estimated rentable square feet for this property includes 7,080 rentable square feet reported on the previous table of wholly owned operating office properties attributable to the occupied portion of the property.

        The following table provides certain information about our wholly owned developable land holdings not under construction or development as of December 31, 2010, including properties under ground lease to us:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
National Business Park North	BWI Airport	162	1,111,000
Annapolis Junction, MD
1243 Winterson Road (AS 22)	BWI Airport	2	30,000
Linthicum, MD
940 Elkridge Landing Road (AS7)	BWI Airport	3	54,000
Linthicum, MD
West Nursery Road	BWI Airport	1	5,000
Linthicum, MD
1460 Dorsey Road	BWI Airport	6	60,000
Hanover, MD
Columbia Gateway Parcel T-11	Howard Co. Perimeter	14	220,000
Columbia, MD
7125 Columbia Gateway Drive	Howard Co. Perimeter	8	275,000
Columbia, MD
Riverwood	Howard Co. Perimeter	5	27,000
Columbia, MD

Subtotal		201	1,782,000

Northern Virginia:
Westfields Corporate Center	Dulles South	23	400,000
Chantilly, VA
Westfields—Park Center	Dulles South	33	674,000
Chantilly, VA
Patriot Ridge	Springfield	11	738,000
Springfield, VA
Woodland Park	Herndon	5	225,000
Herndon, VA

Subtotal		72	2,037,000

Suburban Maryland:
Thomas Johnson Drive	Frederick	6	170,000
Frederick, MD
Route 15 / Biggs Ford Road	Frederick	107	1,000,000
Frederick, MD
Rockville Corporate Center	Rockville	10	220,000
Rockville, MD

Subtotal		123	1,390,000

St. Mary's & King George Counties:
Dahlgren Technology Center	King George County	39	122,000
Dahlgren, MD
Expedition VII	St. Mary's County	6	60,000
Lexington Park, MD

Subtotal		45	182,000

Land Location	Submarket	Acres	Estimated Developable Square Feet
Greater Baltimore:
Canton Crossing	Baltimore	10	773,000
Baltimore, MD
White Marsh	White Marsh	152	1,692,000
White Marsh, MD
37 Allegheny Avenue	Towson	0.3	40,000
Towson, MD
Northgate Business Park	Harford County	34	439,000
Aberdeen, MD

Subtotal		196	2,944,000

Colorado Springs:
InterQuest	I-25 North Corridor	113	1,623,000
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	4	30,000
Colorado Springs, CO
Patriot Park	Colorado Springs East	71	756,000
Colorado Springs, CO
Aerotech Commerce	Colorado Springs East	6	90,000
Colorado Springs, CO

Subtotal		194	2,499,000

San Antonio:
Northwest Crossroads	San Antonio Northwest	31	375,000
San Antonio, TX
Military Drive	San Antonio Northwest	37	658,000
San Antonio, TX

Subtotal		68	1,033,000

Greater Philadelphia:
Arborcrest	Blue Bell	8	790,000
Blue Bell, PA

Other:
Fort Ritchie(1)	Fort Ritchie	591	1,700,000
Cascade, MD

Total Land		1,497	14,357,000

(1)
The Fort Ritchie acquisition includes 284,000 square feet of existing office space targeted for future development and 110 existing usable residential units.

        The following table provides certain information about our wholly owned wholesale data center property as of December 31, 2010:

Property and Location	Year Built	Gross Building Area	Raised Floor Square Footage(1)	Initial Stabilization Critical Load (in MWs)(2)	Critical Load Upon Completion Leased at December 31, 2010	MW Operational
9651 Hornbaker Road	2010	233,000	100,000	18	17%	11%
Manassas, Virginia

(1)
Raised floor square footage is that portion of the gross building area in which tenants locate their computer servers. Raised floor area is considered to be the net rentable square footage.

(2)
Critical load is the power available for exclusive use of tenants in the property (expressed in terms of megawatts ("MWs")).

        The following table provides certain information about our joint venture office properties as of December 31, 2010:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Baltimore/Washington Corridor:
7740 Milestone Parkway	BWI Airport	2009	143,939	6.0%	$275,428	$31.79
Hanover, MD

Subtotal/Average			143,939	6.0%	$275,428	$31.79

Suburban Maryland:
4230 Forbes Boulevard	Lanham	2003	55,866	91.0%	$830,430	$16.34
Prince Georges, MD
5825 University Research Drive	College Park	2008	118,528	74.8%	2,432,546	27.45
College Park, MD
5850 University Research Drive	College Park	2009	123,464	100.0%	3,666,881	29.70
College Park, MD

Subtotal/Average			297,858	88.3%	$6,929,857	$26.36

Greater Harrisburg:
2605 Interstate Drive	East Shore	1990	79,456	100.0%	$1,476,292	$18.58
Harrisburg, PA
6345 Flank Drive	East Shore	1989	69,443	63.0%	631,200	14.42
Harrisburg, PA
6340 Flank Drive	East Shore	1988	68,200	100.0%	833,399	12.22
Harrisburg, PA
2601 Market Place	East Shore	1989	65,411	90.0%	1,169,776	19.88
Harrisburg, PA
6400 Flank Drive	East Shore	1992	52,439	75.5%	542,041	13.69
Harrisburg, PA
6360 Flank Drive	East Shore	1988	46,589	46.1%	287,330	13.37
Harrisburg, PA
6385 Flank Drive	East Shore	1995	32,671	62.6%	299,338	14.63
Harrisburg, PA
6380 Flank Drive	East Shore	1991	32,668	80.6%	403,544	15.32
Harrisburg, PA
6405 Flank Drive	East Shore	1991	32,000	0.0%	—	—
Harrisburg, PA
95 Shannon Road	East Shore	1999	21,976	100.0%	330,760	15.05
Harrisburg, PA
75 Shannon Road	East Shore	1999	20,887	0.0%	—	—
Harrisburg, PA
6375 Flank Drive	East Shore	2000	19,783	71.3%	304,622	21.59
Harrisburg, PA
85 Shannon Road	East Shore	1999	12,863	100.0%	193,601	15.05
Harrisburg, PA
5035 Ritter Road	West Shore	1988	56,556	100.0%	942,866	16.67
Mechanicsburg, PA
5070 Ritter Road—Building A	West Shore	1989	31,710	36.4%	167,553	14.51
Mechanicsburg, PA
5070 Ritter Road—Building B	West Shore	1989	28,347	82.0%	280,843	12.08
Mechanicsburg, PA
Subtotal/Average			670,999	74.3%	$7,863,165	$15.78

Total/Average			1,112,796	69.2%	$15,068,450	$19.57

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect at December 31, 2010.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2010 multiplied by 12, plus the estimated annual expense reimbursements under existing leases.

(3)
Annualized rental revenue per occupied square foot is the property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2010.

        The following table provides certain information about office properties owned through a joint venture that were under development as of December 31, 2010:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion
Huntsville:
Redstone Gateway (Building 1)	Huntsville	115,000
Huntsville, AL
Redstone Gateway (Building 2)	Huntsville	120,000
Huntsville, AL

Total Under Development		235,000

        The following table provides certain information about our developable land holdings through joint ventures that were not under construction or development as of December 31, 2010, including properties under ground lease to us:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
Arundel Preserve(1)	BWI Airport	56	Up to 1,652,000
Hanover, MD
Suburban Maryland:
M Square Research Park(1)	College Park	49	510,000
College Park, MD
Huntsville:
Redstone Gateway(1)	Huntsville	458	4,360,000
Huntsville, AL
Other:
Indian Head	Charles County	192	967,000
Charles County, MD

Total Land		755	7,489,000

(1)
This land was not owned at December 31, 2010 but was under contract.

Lease Expirations

        The following table provides a summary schedule of the lease expirations for leases in place at our wholly owned office properties as of December 31, 2010, assuming that none of the tenants exercise renewal options. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 266,125 square feet executed but yet to commence as of December 31, 2010.

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental of Expiring Leases(2)	Percentage of Total Annualized Rental Revenue Expiring(2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2011	161	1,922,024	10.9%	$46,878	10.4%	$24.39
2012	144	2,564,566	14.5%	57,306	12.7%	22.35
2013	131	2,164,148	12.3%	59,939	13.3%	27.70
2014	108	1,874,195	10.6%	49,237	10.9%	26.27
2015	123	2,563,807	14.5%	65,119	14.5%	25.40
2016	58	1,251,370	7.1%	32,654	7.2%	26.09
2017	44	1,306,785	7.4%	37,076	8.2%	28.37
2018	29	906,744	5.1%	23,020	5.1%	25.39
2019	20	477,740	2.7%	10,701	2.4%	22.40
2020	20	1,032,829	5.9%	27,092	6.0%	26.23
2021	8	318,017	1.8%	7,154	1.6%	22.49
2022	4	374,991	2.1%	10,502	2.3%	28.01
2023	2	52,899	0.3%	1,155	0.3%	21.84
2025	4	555,370	3.2%	17,373	3.9%	31.28
Other(3)	27	262,037	1.5%	5,361	1.2%	20.46

Total/Weighted Average	883	17,627,522	100.0%	$450,568	100.0%	$25.56

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2010 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases.

(3)
Other consists primarily of month-to-month leases and leases that have expired but the tenant remains in holdover as the exact expiration date is unknown.

        The following table provides a summary schedule of the lease expirations for leases in place at our wholly owned wholesale data center property as of December 31, 2010:

Year of Lease Expiration(1)	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental of Expiring Leases(2)
					(in thousands)
2019	1	7,172	1	1	$2,017
2020	1	12,773	2	1	1,900

Total/Weighted Average	2	19,945	3	2	$3,917

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

        On November 10, 2009, the District Court issued an Order, together with a Memorandum Opinion, which precludes the Company from proceeding with the implementation of its development plan until the Army either re-issues an amended Record of Environmental Consideration ("REC") or a Supplemental Environmental Impact Statement ("SEIS") that complies with the District Court's Memorandum Opinion. The Memorandum Opinion highlights various areas of the existing REC which could be revised to include greater detail on the Army's deliberative process whereby the Army determined that a SEIS was not necessary. We are working with both the Army's counsel and the Army representative on re-submission of the amended REC to the Court in order to lift the restrictions imposed by the Court.

        On January 8, 2010, the Army filed an appeal in the United States Court of Appeals for the District of Columbia Circuit, and, on January 19, 2011, the appeal was dismissed. On January 21, 2011, the District Court issued an order for the parties to meet and confer to provide a status report to the Court on or before February 4, 2011 and the Court has approved an extended filing date of February 18, 2011. In the event that this matter is not favorably resolved, we may be unable to execute our development plans for the property, which could render us unable to recover some or all of our investment made in the property. As of December 31, 2010, the carrying value of our investment in the property was $27.7 million.

        We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "OFC." The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range
			Dividends Per Share
2009	Low	High
First Quarter	$20.49	$30.92	$0.3725
Second Quarter	$23.13	$33.14	$0.3725
Third Quarter	$26.87	$40.59	$0.3925
Fourth Quarter	$31.77	$38.29	$0.3925

	Price Range
			Dividends Per Share
2010	Low	High
First Quarter	$32.69	$42.44	$0.3925
Second Quarter	$34.82	$43.61	$0.3925
Third Quarter	$35.04	$39.85	$0.4125
Fourth Quarter	$33.33	$38.96	$0.4125

        The number of holders of record of our common shares was 640 as of December 31, 2010. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

        We will pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the income and cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of our Revolving Credit Facility; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of our Revolving Credit Facility.

Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended December 31, 2010, 42,900 of the Operating Partnership's common units were exchanged for 42,900 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

        The graph and the table set forth below assume $100 was invested on December 31, 2005 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts ("NAREIT"):

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Corporate Office Properties Trust	100.00	145.77	94.04	95.71	119.91	119.34
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12

Item 6.    Selected Financial Data

        The following table sets forth summary financial data as of and for each of the years ended December 31, 2006 through 2010. The table illustrates the significant growth we experienced over the periods reported. Most of this growth, particularly pertaining to revenues from real estate operations and total assets, was attributable to our addition of properties through acquisition and development activities. We financed most of the acquisition and development activities by incurring debt and issuing common equity, as indicated by the growth in our interest expense and weighted average common shares outstanding. The growth in our general and administrative expenses reflects, in large part, the growth in management resources required to support the increased size of our portfolio. Since this information is only a summary, you should refer to our consolidated financial statements and notes thereto and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)

	2010	2009	2008	2007	2006
Revenues
Revenues from real estate operations(1)	$459,800	$423,984	$396,760	$362,770	$287,815
Construction contract and other service revenues	104,675	343,087	188,385	41,225	60,084

Total revenues	564,475	767,071	585,145	403,995	347,899

Expenses
Property operating expenses(1)	179,419	157,154	140,895	122,794	92,187
Depreciation and amortization associated with real estate operations(1)	123,236	108,529	101,854	103,824	75,469
Construction contract and other service expenses	102,302	336,519	184,142	39,793	57,345
General and administrative expenses	24,008	23,240	24,096	20,227	17,441
Business development expenses	4,197	3,699	1,233	1,477	607

Total operating expenses	433,162	629,141	452,220	288,115	243,049

Operating income	131,313	137,930	132,925	115,880	104,850
Interest expense	(101,865)	(82,187)	(86,368)	(88,070)	(73,395)
Interest and other income	9,568	5,164	2,070	3,030	1,077
Gain on early extinguishment of debt	—	—	8,101	—	—

Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	39,016	60,907	56,728	30,840	32,532
Equity in income (loss) of unconsolidated entities	1,376	(941)	(147)	(224)	(92)
Income tax expense	(108)	(196)	(201)	(569)	(887)

Income from continuing operations	40,284	59,770	56,380	30,047	31,553
Discontinued operations(1)(2)	2,391	1,529	3,832	3,858	23,546

Income before gain on sales of real estate	42,675	61,299	60,212	33,905	55,099
Gain on sales of real estate, net of income taxes(1)(3)	2,829	—	1,104	2,037	889

Net income	45,504	61,299	61,316	35,942	55,988
Net income attributable to noncontrolling interests	(2,744)	(4,970)	(7,351)	(3,741)	(7,621)

Net income attributable to Corporate Office Properties Trust	42,760	56,329	53,965	32,201	48,367
Preferred share dividends	(16,102)	(16,102)	(16,102)	(16,068)	(15,404)
Issuance costs associated with redeemed preferred shares(4)	—	—	—	—	(3,896)

Net income attributable to Corporate Office Properties Trust common shareholders	$26,658	$40,227	$37,863	$16,133	$29,067

Basic earnings per common share(5)
Income from continuing operations	$0.39	$0.68	$0.70	$0.27	$0.22
Net income	$0.43	$0.70	$0.77	$0.34	$0.69
Diluted earnings per common share(5)
Income from continuing operations	$0.39	$0.68	$0.69	$0.26	$0.21
Net income	$0.43	$0.70	$0.76	$0.33	$0.67
Weighted average common shares outstanding—basic	59,611	55,930	48,132	46,527	41,463
Weighted average common shares outstanding—diluted	59,944	56,407	48,820	47,518	43,031

	2010	2009	2008	2007	2006
Balance Sheet Data (as of year end):
Investment in real estate	$3,445,455	$3,029,900	$2,778,466	$2,604,836	$2,111,517
Total assets	$3,844,517	$3,380,022	$3,114,239	$2,932,364	$2,419,329
Debt	$2,323,681	$2,053,841	$1,856,751	$1,809,610	$1,478,460
Total liabilities	$2,521,379	$2,259,390	$2,031,816	$1,962,884	$1,609,034
Total equity	$1,323,138	$1,120,632	$1,082,423	$969,480	$810,295
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$156,436	$194,817	$180,892	$138,391	$113,358
Investing activities	$(479,167)	$(349,076)	$(290,822)	$(328,404)	$(254,041)
Financing activities	$324,571	$155,746	$92,067	$206,728	$137,822
Numerator for diluted EPS	$25,587	$39,217	$37,135	$15,616	$28,618
Diluted funds from operations(6)	$148,645	$152,626	$143,592	$121,371	$97,165
Diluted funds from operations per share(6)	$2.30	$2.46	$2.52	$2.17	$1.89
Cash dividends declared per common share	$1.61	$1.53	$1.425	$1.30	$1.18
Property Data (as of year end):
Number of properties owned(1)(7)	252	245	235	227	170
Total rentable square feet owned(1)(7)	19,990	19,086	18,452	17,827	15,050

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders' equity.

(2)
Includes income derived from seven operating real estate properties we sold in 2006, four operating real estate properties we sold in 2007, three operating real estate properties we sold in 2008 and three operating real estate properties we sold in 2010 (see Note 18 to our consolidated financial statements).

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

(7)
Amounts reported reflect only wholly owned office properties.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should refer to our consolidated financial statements and the notes thereto and our Selected Financial Data table as you read this section.

        This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "believe," "anticipate," "expect," "estimate," "plan" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

  •
  changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of impairment losses;

  •
  our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

  •
  governmental actions and initiatives; and

  •
  environmental requirements.

        We undertake no obligation to update or supplement forward-looking statements.

Overview

        We are a specialty office real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities.

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

        As described further in Item 1 to this Annual Report on Form 10-K in the section entitled, "Business and Growth Strategies," our strategy for operations and growth focuses on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs, particularly tenants in the United States Government and defense information technology sectors and data centers serving such sectors. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. At December 31, 2010, 58.1% of our annualized rental revenue (as defined in the section entitled "Concentration of Operations") from wholly owned office properties was from our 20 largest tenants, 37.3% from our four largest tenants, 21.1% from our largest tenant, the United States Government, and 58.7% from properties occupied primarily by tenants in the United States Government and defense information technology sectors and data centers serving such sectors.

        Our operations in 2009 and 2010 were adversely affected by the challenging economic conditions in the United States. Most of our regions experienced job losses to varying extents, which resulted in decreased demand for space. This decreased demand for space increased competition for tenants, which collectively placed downward pressure on rental rates. These factors contributed to a decrease in our occupancy from 93.2% at December 31, 2008 to 88.2% at December 31, 2010 and decreased the extent to which we were able to increase rents on lease renewals and space retenanting. These factors also contributed to slower than expected leasing on a number of our newly constructed properties and decreased our pace for commencing construction on additional properties. We expect this challenging lease environment to continue at least through 2011, although we believe that the overall fundamentals for office leasing for us were either at, or near, bottom by year end.

        Our net income attributable to common shareholders decreased $13.6 million, or 34%, from 2009 to 2010. This decrease was due primarily to a $19.7 million increase in interest expense and a $6.6 million decrease in operating income, which were partially offset by a $6.0 million increase in gains recognized on our equity method investment in The KEYW Holding Corporation.

        One manner in which we evaluate the operating performance of our properties is through a measure we define as net operating income ("NOI") from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations (please refer to the section below entitled "Results of Operations" for additional information pertaining to this measure). The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations. Our NOI from continuing real estate operations increased from 2009 to 2010 due primarily to NOI from newly acquired or newly constructed properties. However, this increase was offset by decreases of $8.0 million in NOI from properties that were owned and 100% operational in 2009 and 2010 (properties that we refer to collectively as "Same Office Properties") and $5.4 million from three vacant properties that we expect to redevelop.

        During 2010, we expanded our portfolio of office properties by:

  •
  acquiring three operating office properties totaling 514,000 square feet that were 100% leased upon acquisition and a shell-complete office property totaling 183,000 square feet for $205.1 million; and

  •
  placing into service an aggregate of 816,000 square feet in nine newly constructed office properties that were 77% leased at December 31, 2010; we expect all of these properties to be certified under the U.S. Green Building Council's Leadership in Energy and Environmental Design ("LEED") program as LEED Silver or Gold.

Other investing activities in 2010 to increase our capacity for future growth included our:

  •
  formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre master-planned office business park adjacent to Redstone Arsenal in Huntsville, Alabama;

  •
  entry into the Springfield, Virginia submarket by acquiring 15 acres on which we are entitled to develop up to 978,000 square feet adjacent to the new National Geospatial Intelligence Agency (NGA) headquarters at Fort Belvoir; and

  •
  acquisition of a partially operational 233,000 square foot wholesale data center for $115.5 million that was 17% leased on the date of acquisition to two tenants that have a combined initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs initially estimated at $166 million.

        Most of the investing activities described above were financed using borrowings from our unsecured revolving credit facility (the "Revolving Credit Facility") and construction loan agreement with an aggregate commitment by the lenders that is restorable (the "Revolving Construction Facility"). Our activities to restore and increase availability under our Revolving Credit Facility included our:

  •
  issuance of a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due in 2030 and redeemable by us, or subject to required repurchase upon request of the note holders, in April 2015 or thereafter as defined under the terms of the notes;

  •
  issuance of 7.5 million common shares at a public offering price of $34.25 per share for net proceeds of $245.8 million after underwriting discounts but before offering expenses; and

  •
  addition of new lenders under our Revolving Credit Facility to increase the borrowing capacity under the facility by $200.0 million, from $600.0 million to $800.0 million.

        We expect to satisfy our 2011 debt maturities and fund the construction of properties under construction at December 31, 2010 or expected to be started in 2011 using capacity under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market.

        We discuss significant factors contributing to changes in our net income attributable to our common shareholders and diluted earnings per share over the last three years in the section below entitled "Results of Operations." We discuss our 2010 investing and financing activities further in the section below entitled "Investing and Financing Activities During 2010." In addition, the section below entitled "Liquidity and Capital Resources" includes discussions of, among other things:

  •
  how we expect to generate cash for short and long-term capital needs;

  •
  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition; and

  •
  our commitments and contingencies.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), which require us to make certain estimates and assumptions. A summary of our significant accounting policies is provided in Note 2 to our consolidated financial statements. The following section is a summary of certain aspects of those accounting policies involving estimates and assumptions that (1) require our most difficult, subjective or complex judgments in accounting for uncertain matters or matters that are susceptible to change and (2) materially affect our reported operating performance or financial condition. It is possible that the use of different reasonable estimates or assumptions in making these judgments could result in materially different amounts being reported in our consolidated financial statements. While reviewing this section, you should refer to Note 2 to our consolidated financial statements, including terms defined therein.

Acquisitions of Properties

        When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the consolidated financial statements entitled "Acquisitions of Properties." Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions, which are subjective, can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

  •
  the amount of the purchase price allocated among different categories of assets and liabilities on our consolidated balance sheets; the amount of costs assigned to individual properties in multiple property acquisitions; and the amount of gain recognized in our consolidated statements of operations should we determine that the fair value of the acquisition exceeds its cost;

  •
  where the amortization of the components appear over time in our consolidated statements of operations. Allocations to above- and below-market leases are amortized into rental revenue, whereas allocations to most of the other tangible and intangible assets are amortized into depreciation and amortization expense. As a REIT, this is important to us since much of the investment community evaluates our operating performance using non-GAAP measures such as funds from operations, the computation of which includes rental revenue but does not include depreciation and amortization expense; and

  •
  the timing over which the items are recognized as revenue or expense in our consolidated statements of operations. For example, for allocations to the as-if vacant value, the land portion is not depreciated and the building portion is depreciated over a longer period of time than the other components (generally 40 years). Allocations to above- and below-market leases, in-place lease value and tenant relationship value are amortized over significantly shorter timeframes, and if individual tenants' leases are terminated early, any unamortized amounts remaining associated with those tenants are written off upon termination. These differences in timing can materially affect our reported results of operations. In addition, we establish lives for tenant relationship values based on our estimates of how long we expect the respective tenants to remain in the properties.

Impairment of Long-Lived Assets

        If events or changes in circumstances indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis based on the estimated undiscounted future cash flows to be generated from the operations and eventual disposition of such properties. If the analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount and capitalization rates or third-party valuations or appraisals. The estimated cash flows used for the impairment analysis and determining the fair values are based on our plans for the tested property and our views of market and economic conditions. The estimates consider matters such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Changes in the estimated future cash flows due to changes in our plans for a property, views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

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

Assessment of Lease Term

        As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew the lease imposes a penalty on the lessee in such amounts that a renewal appears, at the inception of the lease, to be reasonably assured. Factors to consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee's line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. We have concluded for a number of our leases, based on the factors above, that the United States Government's exercise of all of those renewal options is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we have incurred related to these leases.

Revenue Recognition on Tenant Improvements

        Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the useful life of the assets or the term of the lease and recognize any payments from the tenant as rental revenue over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease.

        In determining whether improvements constitute landlord or tenant assets, we consider numerous factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

Collectability of Accounts and Deferred Rent Receivable

        Allowances for doubtful accounts and deferred rent receivable are established based on quarterly analyses of the risk of loss on specific accounts. The analyses place particular emphasis on past-due accounts and consider information such as the nature and age of the receivables, the payment history of the tenants, the financial condition of the tenants and our assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants.

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

        In making these determinations, we need to make subjective estimates and judgments regarding the entity's future operating performance, financial condition, future valuation and other variables that may affect the cash flows of the entity. We must consider both our and our partner's ability to participate in the management of the entity's operations and make decisions that allow the parties to manage their economic risks. We may also need to estimate the probability of different scenarios taking place over time and their effect on the partners' cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our consolidated financial statements.

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

Customer Concentration of Property Operations

        The following schedule lists our 20 largest tenants in our portfolio of wholly owned office properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Wholly Owned Office Properties for 20 Largest Tenants as of December 31,
Tenant	2010	2009	2008
United States of America	21.1%	18.6%	17.3%
Northrop Grumman Corporation(1)	7.3%	7.9%	7.4%
Booz Allen Hamilton, Inc.	4.7%	5.0%	5.2%
Computer Sciences Corporation(1)	4.2%	2.9%	3.1%
ITT Corporation(1)	1.8%	1.7%	1.8%
The MITRE Corporation	1.8%	N/A	N/A
The Aerospace Corporation(1)	1.7%	1.8%	1.9%
CareFirst, Inc.	1.7%	1.6%	N/A
Wells Fargo & Company(1)	1.7%	1.8%	1.7%
L-3 Communications Holdings, Inc.(1)	1.7%	1.8%	2.5%
Integral Systems, Inc.(1)	1.4%	1.4%	N/A
Comcast Corporation(1)	1.3%	1.4%	1.7%
The Boeing Company(1)	1.3%	1.1%	1.1%
AT&T Corporation(1)	1.2%	1.4%	1.4%
Ciena Corporation	1.1%	1.0%	1.1%
General Dynamics Corporation(1)	1.0%	2.0%	2.0%
Unisys Corporation	0.9%	1.1%	2.3%
The Johns Hopkins Institutions(1)	0.8%	0.8%	0.8%
Merck & Co., Inc.(1)	0.7%	0.7%	0.7%
First Mariner Bank(1)	0.7%	N/A	N/A
BAE Systems PLC(1)	N/A	0.8%	0.8%
Lockheed Martin Corporation	N/A	0.6%	N/A
Science Applications International Corporation	N/A	N/A	0.8%
Magellan Health Services, Inc.	N/A	N/A	0.7%
AARP	N/A	N/A	0.7%

Subtotal of 20 largest tenants	58.1%	55.4%	55.0%
All remaining tenants	41.9%	44.6%	45.0%

Total	100.0%	100.0%	100.0%

(1)
Includes affiliated organizations and agencies and predecessor companies.

The United States Government increased in large part due to it taking occupancy of a significant portion of our newly-constructed square feet placed in service.

        Our properties occupied primarily by tenants in the United States Government and defense information technology sectors and data centers serving such sectors accounted for 58.7% of our annualized rental revenue from wholly owned office properties at December 31, 2010, an increase from 54.9% at December 31, 2009. This increase is due primarily to newly-constructed properties placed into service and acquisitions of operating properties. We believe that we are well positioned for future growth in the concentration of our revenue derived from customers in these sectors, as discussed further in the section in Item 1 to this Annual Report on Form 10-K entitled "Business and Growth Strategies." We generally classify the revenue from our leases into sector groupings based solely on our knowledge of the tenants' operations in leased space. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

Geographic Concentration of Property Operations

        The table below sets forth the regional allocation of our annualized rental revenue of wholly owned office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Wholly Owned Office Properties as of December 31,			Number of Wholly Owned Office Properties as of December 31,
Region	2010	2009	2008	2010	2009	2008
Baltimore/Washington Corridor	44.7%	46.1%	46.7%	111	109	104
Northern Virginia	16.6%	17.7%	18.8%	17	15	15
Greater Baltimore	15.1%	15.7%	13.1%	66	64	63
San Antonio	5.8%	3.6%	2.6%	8	6	5
Colorado Springs	5.3%	6.0%	5.7%	21	21	17
Washington, DC - Capitol Riverfront	3.5%	N/A	N/A	2	N/A	N/A
St. Mary's and King George Counties	3.0%	3.3%	3.4%	18	18	18
Suburban Maryland	2.5%	3.4%	4.0%	5	5	5
Greater Philadelphia	1.5%	1.6%	2.9%	2	3	4
Other	2.0%	2.6%	2.8%	2	4	4

	100.0%	100.0%	100.0%	252	245	235

The most significant changes in our regional allocations set forth above was due to newly-constructed properties placed into service and acquisitions of operating office properties.

Occupancy and Leasing

Office Properties

        The tables below set forth occupancy information pertaining to our portfolio of wholly owned operating office properties:

	December 31,
	2010	2009	2008
Occupancy rates at year end
Total	88.2%	90.7%	93.2%
Baltimore/Washington Corridor	89.5%	91.6%	93.4%
Northern Virginia	91.9%	96.6%	97.4%
Greater Baltimore	85.0%	80.3%	83.1%
San Antonio	100.0%	100.0%	100.0%
Colorado Springs	76.2%	85.8%	94.3%
Washington, DC - Capitol Riverfront	98.5%	N/A	N/A
St. Mary's and King George Counties	86.8%	97.8%	95.2%
Suburban Maryland	71.4%	91.9%	97.7%
Greater Philadelphia	100.0%	100.0%	100.0%
Other	100.0%	100.0%	100.0%

Average contractual annual rental rate per square foot at year end(1)	$25.56	$24.63	$22.40

(1)
Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2009	19,086	17,310
Square feet vacated upon lease expiration(1)	—	(1,386)
Square feet retenanted after lease expiration(2)	—	943
Square feet acquired, constructed or disposed	1,112	963
Other changes	(208)	(202)

December 31, 2010	19,990	17,628

(1)
Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)
Excludes retenanting of vacant square feet acquired or developed.

        Due in large part to the challenging economic conditions in the United States, most of our regions experienced job losses to varying extents, prompting businesses to close, downsize their space requirements or cancel or delay expansion plans. Some tenants with continued space needs were looking to lower their operating expenses and were hesitant to make long-term leasing commitments given the uncertainty in the economy. Tenants looking to renew leases were at times willing to do so only when the renewal was accompanied by a downsizing of space or reduction of rent. This decrease in demand for space contributed to occupancy rate decreases in our regions and increased competition for tenants from owners of other properties willing to offer aggressively lower rental rates or higher cost tenant improvement terms, resulting in downward pressure on rental rates. These factors contributed to the decreases in our occupancy rates reflected above and decreased the extent to which we were able to increase rental rates. We renewed 68% of the square footage of our lease expirations (including the effect of early renewals) for the year ended December 31, 2010.

        Much of the decrease in occupancy rates for certain of our regions with significant changes from December 31, 2009 to December 31, 2010 can be attributable to a small number of discrete events, including:

  •
  119,000 square feet vacated in Northern Virginia upon the expiration of one tenant's leases in two properties;

  •
  127,000 newly constructed square feet placed into service in Colorado Springs during 2010 that were unoccupied; and

  •
  149,000 square feet vacated upon the expiration of two large leases in Suburban Maryland.

        While we expect the challenging lease environment to continue at least through 2011, we believe that the overall fundamentals for office leasing for us were either at, or near, bottom by December 31, 2010. We also believe that our customer and market strategies serve as advantages in the current lease environment since we expect the United States Government and defense information technology sectors to fuel economic growth in many of our regions. Military and civilian personnel are in the process of being relocated to government installations at Fort George G. Meade (in the Baltimore/Washington Corridor), Aberdeen Proving Ground (in the Greater Baltimore region), San Antonio, Redstone Arsenal (in Huntsville, Alabama) and Fort Belvoir (in Springfield, Virginia) in connection with mandates by the Base Realignment and Closure Commission of the United States Congress ("BRAC"). In addition, the newly-formed United States Cyber Command will be located at Fort George G. Meade. We expect the demand created by these government installations will not only help stabilize the leasing markets in these regions but also expect it will provide future growth for us due to the installations' proximity to many of our properties. While there has been increased speculation regarding future reductions in United States defense spending, we do not believe that such spending decreases, were they to occur, would significantly affect defense information technology, which is the primary nature of the activities for tenants in our sector concentration described above. On the contrary, we believe that United States spending for defense information technology could increase due to the increasing significance of these activities to national security.

        At December 31, 2010, we had 1.0 million square feet under construction that was 32% leased. We are constructing this space in anticipation of demand from the United States Government and defense information technology sectors and data centers serving such sectors. We believe that we need to commence construction on properties that are not pre-leased to a certain extent to enable us to meet demand from these sectors in a short timeframe.

        We believe that our continuing exposure to the challenging leasing environment is mitigated to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations. Our weighted average lease term for wholly owned office properties at December 31, 2010 was approximately 4.9 years. The table below sets forth as of December 31, 2010 our scheduled lease expirations of wholly owned office properties by region in terms of percentage of annualized rental revenue:

	Year of Lease Expiration of Annualized Rental Revenue of Wholly Owned Office Properties
	2011	2012	2013	2014	2015	Thereafter/ Other(1)	Total
Baltimore/Washington Corridor	4.6%	6.7%	8.3%	4.3%	6.5%	14.2%	44.7%
Northern Virginia	1.5%	1.1%	0.9%	3.1%	4.9%	5.1%	16.6%
Greater Baltimore	1.7%	2.4%	1.8%	1.2%	1.5%	6.5%	15.1%
San Antonio	0.0%	0.3%	0.0%	0.0%	0.0%	5.5%	5.8%
Colorado Springs	0.6%	0.4%	0.5%	0.8%	0.4%	2.6%	5.3%
Washington, DC - Capitol Riverfront	1.0%	0.0%	1.3%	0.7%	0.3%	0.3%	3.5%
St. Mary's and King George Counties	0.5%	1.1%	0.4%	0.2%	0.3%	0.4%	3.0%
Suburban Maryland	0.5%	0.1%	0.1%	0.6%	0.6%	0.7%	2.5%
Greater Philadelphia	0.0%	0.6%	0.0%	0.0%	0.0%	0.9%	1.5%
Other	0.0%	0.0%	0.0%	0.0%	0.0%	2.0%	2.0%

Total	10.4%	12.7%	13.3%	10.9%	14.5%	38.2%	100.0%

(1)
Other includes 1.2% representing primarily month-to-month leases and leases that have expired but the tenant remains in holdover as the exact expiration date is unknown.

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

        The table below sets forth occupancy information pertaining to operating office properties in which we have a partial ownership interest:

		Occupancy Rates at December 31,
	Ownership Interest
Geographic Region		2010	2009	2008
Greater Harrisburg, Pennsylvania(1)	20.0%	74.3%	79.0%	89.4%
Suburban Maryland(2)	(2)	88.3%	84.1%	94.8%
Baltimore/Washington Corridor(3)	50.0%	6.0%	6.0%	N/A

(1)
Includes 16 properties totaling 671,000 square feet.

(2)
Includes three properties totaling 298,000 operational square feet at December 31, 2010 and 2009 (we had a 50% interest in 298,000 square feet at December 31, 2010, and a 45% interest in 242,000 square feet and 50% interest in 56,000 square feet at December 31, 2009). Includes two properties totaling 97,000 operational square feet at December 31, 2008 (we had a 50% interest in 56,000 square feet and a 45% interest in 41,000 square feet).

(3)
Includes one property with 144,000 operational square feet at December 31, 2010 and 2009.

Wholesale Data Center Property

        Our shell-complete wholesale data center property was 17% leased at December 31, 2010 through at least 2019 to tenants with an initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts. We believe that the property is in a strong market and expect it to be fully leased in two to three years.

Results of Operations

        As discussed above, one manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations. We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties. The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations. We view our NOI from continuing real estate operations as being comprised of the following primary categories:

  •
  operating properties owned and 100% operational throughout the two years being compared. We define these as changes from "Same Office Properties." For further discussion of the concept of "operational," you should refer to the section of Note 2 of the consolidated financial statements entitled "Properties;"

  •
  operating properties acquired during the two years being compared; and

  •
  constructed properties placed into service that were not 100% operational throughout the two years being compared.

        In addition to owning real estate properties, we provide construction contract and other services. The primary manner in which we evaluate the operating performance of our construction contract and other services is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities. The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee. The operating margins from these activities are small relative to the revenue. We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

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

        The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
NOI from continuing real estate operations	$280,381	$266,830	$255,865
NOI from service operations	2,373	6,568	4,243
Depreciation and amortization associated
with continuing real estate operations	(123,236)	(108,529)	(101,854)
General and administrative expense	(24,008)	(23,240)	(24,096)
Business development expenses	(4,197)	(3,699)	(1,233)

Operating income	$131,313	$137,930	$132,925

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

	For the Years Ended December 31,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$459,800	$423,984	$35,816
Construction contract and other service revenues	104,675	343,087	(238,412)

Total revenues	564,475	767,071	(202,596)

Expenses
Property operating expenses	179,419	157,154	22,265
Depreciation and amortization associated with real estate operations	123,236	108,529	14,707
Construction contract and other service expenses	102,302	336,519	(234,217)
General and administrative expense	24,008	23,240	768
Business development expenses	4,197	3,699	498

Total operating expenses	433,162	629,141	(195,979)

Operating income	131,313	137,930	(6,617)
Interest expense	(101,865)	(82,187)	(19,678)
Interest and other income	9,568	5,164	4,404
Equity in income (loss) of unconsolidated entities	1,376	(941)	2,317
Income tax expense	(108)	(196)	88

Income from continuing operations	40,284	59,770	(19,486)
Discontinued operations	2,391	1,529	862
Gain on sales of real estate, net of income taxes	2,829	—	2,829

Net income	45,504	61,299	(15,795)
Net income attributable to noncontrolling interests	(2,744)	(4,970)	2,226
Preferred share dividends	(16,102)	(16,102)	—

Net income attributable to COPT common shareholders	$26,658	$40,227	$(13,569)

NOI from Continuing Real Estate Operations

	For the Years Ended December 31,
	2010	2009	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$401,498	$404,490	$(2,992)
Acquired properties	29,935	4,150	25,785
Constructed properties placed in service	26,222	7,702	18,520
Other	2,145	7,642	(5,497)

	459,800	423,984	35,816

Property operating expenses
Same Office Properties	152,393	147,394	4,999
Acquired properties	11,880	1,153	10,727
Constructed properties placed in service	9,420	3,233	6,187
Other	5,726	5,374	352

	179,419	157,154	22,265

NOI from continuing real estate operations
Same Office Properties	249,105	257,096	(7,991)
Acquired properties	18,055	2,997	15,058
Constructed properties placed in service	16,802	4,469	12,333
Other	(3,581)	2,268	(5,849)

	$280,381	$266,830	$13,551

        As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities. In addition, the lines in the table entitled "Other" include the effects of vacancies in three properties that we expect to redevelop, including approximately 300,000 square feet at two properties in Greater Philadelphia; we experienced a $5.4 million decrease in NOI from continuing real estate operations attributable to these properties.

        With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

  •
  the decrease in revenues included the following:

  •
  a $8.7 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two years (the average occupancy rate of Same Office Properties decreased from 91.7% in 2009 to 88.9% in 2010); and

  •
  a $1.2 million decrease in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia in 2009; offset in part by

  •
  a $6.9 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below.

  •
  the increase in property operating expenses included the following:

  •
  a $3.0 million increase in snow removal costs due primarily to record snowfall in Maryland and Northern Virginia; and

    •
    a $1.5 million increase in heating and air conditioning repairs and maintenance, a significant portion of which was attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio; partially offset by

    •
    a $1.4 million decrease in bad debt expense.

NOI from Service Operations

	For the Years Ended December 31,
	2010	2009	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$104,675	$343,087	$(238,412)
Construction contract and other service expenses	102,302	336,519	(234,217)

NOI from service operations	$2,373	$6,568	$(4,195)

        NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract that was nearing completion. As evidenced in the changes set forth above, our volume of construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). We view our service operations as an ancillary component of our overall operations that should generally be a small contributor to our operating income relative to our real estate operations.

Depreciation and Amortization Associated with Real Estate Operations

        Depreciation and amortization expense associated with real estate included in continuing operations increased due primarily to expense attributable to properties added into operations through acquisition and construction activities.

Interest Expense

        The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2010	2009	Variance
	(Dollars in thousands)
Interest on mortgage and other secured loans	$82,634	$70,624	$12,010
Interest on Exchangeable Senior Notes	19,348	9,207	10,141
Interest on Revolving Credit Facility	5,661	6,040	(379)
Interest expense recognized on interest rate swaps	3,689	6,941	(3,252)
Amortization of deferred financing costs	5,871	4,214	1,657
Other interest	1,186	622	564
Capitalized interest	(16,524)	(15,461)	(1,063)

Total	$101,865	$82,187	$19,678

The increase in interest expense included the effect of a $319.2 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities. Also included was an increase in our weighted average interest rates of debt from 4.86% to 5.01%. The increase in the proportion of our interest expense attributable to Exchangeable Senior Notes resulted from our issuance of a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes in April 2010.

Interest and Other Income

        Interest and other income increased due primarily to:

  •
  a $6.0 million increase in gains recognized in connection with our investment in The KEYW Holding Corporation ("KEYW"), an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We account for our investment in common stock of KEYW using the equity method of accounting. Under the equity method of accounting, additional issuances of equity by KEYW to parties other than us are accounted for as if we sold a proportionate share of our investment and, accordingly, result in our recognition of gain or loss. Most of the increase in gains recognized was attributable to additional equity issued by KEYW in connection with its initial public offering of common stock in 2010. This gain was partially offset by

  •
  a $2.2 million decrease in interest income in connection with a mortgage loan receivable that was outstanding from August 2008 until October 2009.

Gain on sales of real estate, net of income taxes

        The increase in gain on sales of real estate was attributable to the sale of a land parcel in Central New Jersey in 2010.

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

        Net income attributable to noncontrolling interests decreased due primarily to: (1) a decrease in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above; and (2) a decrease in the percentage of the Operating Partnership owned by noncontrolling interests resulting primarily from:

  •
  the issuance of additional units to us as we issued unrestricted common shares during 2009 and 2010 due to the fact that we receive common units in the Operating Partnership each time we issue unrestricted common shares; and

  •
  the exchange of common units for our common shares by certain noncontrolling unitholders.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

	For the Years Ended December 31,
	2009	2008	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$423,984	$396,760	$27,224
Construction contract and other service revenues	343,087	188,385	154,702

Total revenues	767,071	585,145	181,926

Expenses
Property operating expenses	157,154	140,895	16,259
Depreciation and amortization associated with real estate operations	108,529	101,854	6,675
Construction contract and other service expenses	336,519	184,142	152,377
General and administrative expense	23,240	24,096	(856)
Business development expenses	3,699	1,233	2,466

Total operating expenses	629,141	452,220	176,921

Operating income	137,930	132,925	5,005
Interest expense	(82,187)	(86,368)	4,181
Interest and other income	5,164	2,070	3,094
Gain on early extinguishment of debt	—	8,101	(8,101)
Equity in loss of unconsolidated entities	(941)	(147)	(794)
Income tax expense	(196)	(201)	5

Income from continuing operations	59,770	56,380	3,390
Discontinued operations	1,529	3,832	(2,303)
Gain on sales of real estate, net of income taxes	—	1,104	(1,104)

Net income	61,299	61,316	(17)
Net income attributable to noncontrolling interests	(4,970)	(7,351)	2,381
Preferred share dividends	(16,102)	(16,102)	—

Net income attributable to COPT common shareholders	$40,227	$37,863	$2,364

NOI from Continuing Real Estate Operations

	For the Years Ended December 31,
	2009	2008	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$378,384	$367,450	$10,934
Constructed properties placed in service	29,293	17,465	11,828
Acquired properties	9,919	2,939	6,980
Other	6,388	8,906	(2,518)

	423,984	396,760	27,224

Property operating expenses
Same Office Properties	139,602	133,174	6,428
Constructed properties placed in service	9,680	5,021	4,659
Acquired properties	2,999	905	2,094
Other	4,873	1,795	3,078

	157,154	140,895	16,259

NOI from real estate operations
Same Office Properties	238,782	234,276	4,506
Constructed properties placed in service	19,613	12,444	7,169
Acquired properties	6,920	2,034	4,886
Other	1,515	7,111	(5,596)

	$266,830	$255,865	$10,965

        As the table above indicates, most of our increase in NOI from continuing real estate operations was attributable to the additions of properties through construction and acquisition activities. In addition, the lines in the table above entitled "Other" include the effects of approximately 500,000 square feet of vacancy at three properties in Greater Philadelphia (one was redeveloped and then placed into service in 2010 and two are expected to be redeveloped); we recognized a $3.4 million decrease in NOI from continuing real estate operations attributable to these properties.

        With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

  •
  the increase in revenues included the following:

  •
  a $4.9 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below;

  •
  a $4.1 million increase in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia; and

  •
  a $1.9 million increase in rental revenue attributable primarily to changes in rental rates and occupancy between the two years.

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

    •
    a $797,000 increase in bad debt expense; and

    •
    a $693,000 increase in cleaning services and related supplies due in large part to increased contract rates and increased occupancy at certain properties.

NOI from Service Operations

	For the Years Ended December 31,
	2009	2008	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$343,087	$188,385	$154,702
Construction contract and other service expenses	336,519	184,142	152,377

NOI from service operations	$6,568	$4,243	$2,325

        NOI from service operations increased due primarily to a high volume of construction activity in connection with one large construction contract.

Depreciation and Amortization Associated with Real Estate Operations

        Depreciation and amortization expense associated with real estate included in continuing operations increased due primarily to expense attributable to properties added into operations through construction and acquisition activities.

Interest Expense

        The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2009	2008	Variance
	(Dollars in thousands)
Interest on mortgage and other secured loans	$70,624	$70,918	$(294)
Interest on Exchangeable Senior Notes	9,207	10,866	(1,659)
Interest on Revolving Credit Facility	6,040	15,390	(9,350)
Interest expense recognized on interest rate swaps	6,941	3,120	3,821
Amortization of deferred financing costs	4,214	3,843	371
Other interest	622	543	79
Capitalized interest	(15,461)	(18,312)	2,851

Total	$82,187	$86,368	$(4,181)

Interest expense decreased primarily due to a decrease in the weighted average interest rates of debt from 5.2% to 4.9%. The events in the economy contributed towards significant reductions in interest rates on our variable debt from 2008 to 2009, including interest on our Revolving Credit Facility.

Gain on Early Extinguishment of Debt

        Gain on early extinguishment of debt recognized in 2008 was attributable to the repurchase in that year of a $37.5 million aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26.7 million.

Interest and Other Income

        Interest and other income increased due primarily to:

  •
  an increase in interest income of $2.2 million in connection with a mortgage loan receivable that was outstanding from August 2008 until October 2009; and

  •
  a $587,000 gain recognized on changes in the value of warrants to purchase additional common shares of KEYW.

Discontinued Operations

        Discontinued operations decreased due primarily to gain from sales of real estate recognized in 2008. See Note 18 to the consolidated financial statements for a summary of the income components of discontinued operations.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests decreased due primarily to a decrease in the percentage of the Operating Partnership owned by noncontrolling interests.

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

        We use EBITDA to calculate EBITDA Interest Coverage Ratio and EBITDA Fixed Charge Coverage Ratio. We calculate EBITDA interest coverage by dividing EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of discounts on our Exchangeable Senior Notes, net of amounts capitalized). We calculate EBITDA fixed charge coverage ratio by dividing EBITDA by the sum of: (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of discounts on our Exchangeable Senior Notes, net of amounts capitalized); (2) dividends on preferred shares; and (3) distributions on preferred units in the Operating Partnership not owned by us.

        The tables below sets forth the computation of our EBITDA interest and fixed charge coverage ratios and reconciliations of EBITDA to net income reported on our consolidated statements of operations:

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net income	$45,504	$61,299	$61,316
Interest expense(1)	102,128	82,420	86,921
Income tax expense(2)	119	196	779
Depreciation and amortization	125,819	111,811	104,968

EBITDA	$273,570	$255,726	$253,984

Interest expense(1)	$102,128	$82,420	$86,921
Less: Amortization of deferred financing costs	(5,871)	(4,214)	(3,843)
Less: Amortization of discount on Exchangeable Senior Notes, net of amounts capitalized	(5,314)	(2,955)	(3,225)

Denominator for interest coverage	$90,943	$75,251	$79,853
Preferred share dividends	16,102	16,102	16,102
Preferred distributions	660	660	660

Denominator for fixed charge coverage	$107,705	$92,013	$96,615

EBITDA interest coverage ratio	3.01x	3.40x	3.18x
EBITDA fixed charge coverage ratio	2.54x	2.78x	2.63x

(1)
Includes interest from continuing operations and discontinued operations.

(2)
Includes income taxes from continuing operations, discontinued operations and gains on sales of real estate.

Funds From Operations

        Funds from operations ("FFO") is defined as net income computed using GAAP, excluding gains on sales of previously depreciated operating properties, plus real estate-related depreciation and amortization. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of previously depreciated operating properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

        We use a measure called diluted FFO payout ratio, excluding operating property acquisition costs and gain on early extinguishment of debt as a supplemental measure of our ability to make distributions to investors. This measure is defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in the Operating Partnership and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by (2) Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt.

        The table below sets forth the computation of the above stated measures for the years ended December 31, 2006 through 2010 and provides reconciliations to the GAAP measures associated with such measures (dollars and shares in thousands, except per share data):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share data)
Net income	$45,504	$61,299	$61,316	$35,942	$55,988
Add: Real estate-related depreciation and amortization	123,243	109,386	102,772	106,260	78,631
Add: Depreciation and amortization on unconsolidated real estate entities	631	640	648	666	910
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(1,077)	—	(2,630)	(3,827)	(17,644)

FFO	168,301	171,325	162,106	139,041	117,885
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: Noncontrolling interests-other consolidated entities	32	185	(172)	122	136
Less: Preferred share dividends	(16,102)	(16,102)	(16,102)	(16,068)	(15,404)
Less: Issuance costs associated with redeemed preferred shares	—	—	—	—	(3,896)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(1,402)	(493)	(270)	(188)	(163)
Less: Basic and Diluted FFO allocable to restricted shares	(1,524)	(1,629)	(1,310)	(876)	(733)

Basic and Diluted FFO	$148,645	$152,626	$143,592	$121,371	$97,165
Operating property acquisition costs	3,424	1,967	—	—	—
Gain on early extinguishment of debt	—	—	(8,101)	—	—
Gain on early extinguishment of debt allocable to restricted shares	—	—	75	—	—

Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt	$152,069	$154,593	$135,566	$121,371	$97,165

Weighted average common shares	59,611	55,930	48,132	46,527	41,463
Conversion of weighted average common units	4,608	5,717	8,107	8,296	8,511

Weighted average common shares/units—Basic FFO	64,219	61,647	56,239	54,823	49,974
Dilutive effect of share-based compensation awards	333	477	688	991	1,568

Weighted average common shares/units—Diluted FFO	64,552	62,124	56,927	55,814	51,542

Diluted FFO per share	$2.30	$2.46	$2.52	$2.17	$1.89

Diluted FFO per share, excluding operating property acquisition costs and gain on early extinguishment of debt	$2.36	$2.49	$2.38	$2.17	$1.89

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$25,587	$39,217	$37,135	$15,616	$28,618
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	2,116	4,495	6,519	3,203	7,097
Add: Real estate-related depreciation and amortization	123,243	109,386	102,772	106,260	78,631
Add: Depreciation and amortization of unconsolidated real estate entities	631	640	648	666	910
Add: Numerator for diluted EPS allocable to restricted shares	1,071	1,010	728	517	449
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(1,402)	(493)	(270)	(188)	(163)
Less: Basic and diluted FFO allocable to restricted shares	(1,524)	(1,629)	(1,310)	(876)	(733)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(1,077)	—	(2,630)	(3,827)	(17,644)

Basic and Diluted FFO	$148,645	$152,626	$143,592	$121,371	$97,165
Operating property acquisition costs	3,424	1,967	—	—	—
Gain on early extinguishment of debt	—	—	(8,101)	—	—
Gain on early extinguishment of debt allocable to restricted shares	—	—	75	—	—

Diluted FFO, excluding operating property acquisition costs and gain on early extinguishment of debt	$152,069	$154,593	$135,566	$121,371	$97,165

Denominator for diluted EPS	59,944	56,407	48,820	47,518	43,031
Weighted average common units	4,608	5,717	8,107	8,296	8,511

Denominator for diluted FFO per share measures	64,552	62,124	56,927	55,814	51,542

Dividends on common shares	98,510	87,596	70,836	61,331	49,670
Common unit distributions	7,266	7,962	11,510	10,682	9,996

Numerator for diluted FFO payout ratio, excluding operating property acquisition costs and gain on early extinguishment of debt	105,776	95,558	82,346	72,013	59,666

Diluted FFO payout ratio, excluding operating property acquisition costs and gain on early extinguishment of debt	69.6%	61.8%	60.7%	59.3%	61.4%

Investing and Financing Activities During 2010

        We acquired three operating office properties totaling 514,000 square feet that were 100% leased upon acquisition and a shell-complete office property totaling 183,000 square feet for $205.1 million. These acquisitions were financed primarily using an assumed $70.1 million mortgage loan having a fair value at assumption of $73.3 million with a stated fixed interest rate of 5.35% (effective interest rate of 3.95%) that matures in March 2014 and borrowings from our Revolving Credit Facility.

        We acquired a 233,000 square foot wholesale data center known as Power Loft @ Innovation in Manassas, Virginia, for $115.5 million on September 14, 2010. This property, the shell of which was completed in early 2010, was 17% leased on the date of acquisition to two tenants that have a combined initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs initially estimated at $166 million. Full critical load of the property is expected to be up to 30 megawatts. This acquisition was financed primarily using borrowings from our Revolving Credit Facility.

        We placed into service an aggregate of 816,000 square feet in newly constructed space in nine office properties that were 77% leased at December 31, 2010; we expect all of these properties to be certified either LEED Silver or Gold. These properties included six properties totaling 803,000 square feet that became fully operational in 2010 (94,000 of these square feet were placed into service in 2009). Costs incurred on these fully operational properties through December 31, 2010 totaled $148.9 million, of which $13.1 million were incurred in 2010 that were financed using primarily borrowings from our Revolving Credit Facility and Revolving Construction Facility.

        In March 2010, we entered into a new submarket with the formation of LW Redstone Company, LLC, a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama. The land is owned by the U.S. Government and is under a long term master lease to the joint venture. Through this master lease, the joint venture will create a business park that we expect will total approximately 4.6 million square feet of office and retail space when completed, including approximately 4.4 million square feet of Class A office space. In addition, the business park will include hotel and other amenities. Development and construction of the business park is expected to take place over a 15 to 20-year period. Our joint venture partner does not have any funding obligations under the terms of the joint venture agreement.

        We also entered into an additional new submarket in 2010 by acquiring 15 acres on which we are entitled to develop up to 978,000 square feet in Springfield, Virginia. The property, which is known as Patriot Ridge, is located adjacent to the new 2.4 million square foot National Geospatial Intelligence Agency headquarters currently under construction at Fort Belvoir.

        The table below sets forth the major components of our additions to the line entitled "Total Properties, net" on our consolidated balance sheets for 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2010	2009
Construction, development and redevelopment	$303,586	$181,986
Acquisitions of operating properties	187,052	119,249
Tenant improvements on operating properties(1)	23,781	13,497
Capital improvements on operating properties	10,991	16,269

	$525,410	$331,001

(1)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

        On September 8, 2010, we sold two office properties in Dayton, New Jersey totaling 201,000 square feet for $20.9 million and recognized a gain of $780,000. We also sold on September 8, 2010 a land parcel that was contiguous to these properties for $3.0 million and recognized a gain of

$2.5 million. The net proceeds from this sale after transaction costs totaled approximately $23.6 million, which we used primarily to repay our Revolving Credit Facility.

        On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030. Interest on the notes is payable on April 15 and October 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership's discretion, our common shares at an exchange rate (subject to adjustment) of 20.7891 shares per $1,000 principal amount of the notes (exchange rate is as of December 31, 2010 and is equivalent to an exchange price of $48.10 per common share). The initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date. On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to April 20, 2015, subject to certain exceptions, if (1) a "fundamental change" occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such "fundamental change," we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a "make whole premium." The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership's obligations under the notes are fully and unconditionally guaranteed by us. We used the $234.3 million in net proceeds available after transaction costs from this issuance for general corporate purposes, including the application of $224.0 million to pay down borrowings under our Revolving Credit Facility.

        In November 2010, we issued 7.5 million common shares at a public offering price of $34.25 per share, for net proceeds of $245.8 million after underwriting discounts but before offering expenses. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

        In 2010, we increased the capacity under our Revolving Credit Facility by $200.0 million, from $600.0 million to $800.0 million, by adding new lenders under the facility.

        During 2010, we entered into the following interest rate swap agreements, all of which are designated as hedges of interest payments on variable rate debt:

  •
  $40.0 million notional amount, amortizing to $36.2 million, on November 2, 2010 that fixes the one-month LIBOR base rate at 3.83% effective on November 2, 2010 and expiring on November 2, 2015;

  •
  $100.0 million notional amount on December 8, 2010 that fixes the one-month LIBOR base rate at 0.5025% effective on January 3, 2011 and expiring on January 3, 2012; and

  •
  $50.0 million notional amount on December 22, 2010 that fixes the one-month LIBOR base rate at 0.44% effective on January 4, 2011 and expiring on January 3, 2012.

Cash Flows

        Our cash flow from operations decreased $38.4 million from 2009 to 2010 due primarily to the timing of cash flow associated with third-party construction projects and increased cash paid for interest. We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.

        Our net cash flow used in investing activities increased $130.1 million from 2009 to 2010 due primarily to increased acquisition activity in 2010. Our cash flow provided by financing activities increased $168.8 million from 2009 to 2010 due primarily to a $173.1 million increase in net proceeds from our issuance of common shares.

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

        Our Revolving Credit Facility provides for borrowings of up to $800 million, $503.1 million of which was available at December 31, 2010; this facility is available through September 2011 and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the total availability of the facility. In 2011, we expect to either create a new facility to replace the existing one or extend the maturity date of the existing facility by one year. We often use our Revolving Credit Facility initially to finance much of our investing activities. We then pay down the facility using proceeds generated from long-term borrowings and equity issuances. Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement.

        In addition, we have a Revolving Construction Facility, which provides for borrowings of up to $225.0 million, $82.7 million of which was available at December 31, 2010 to fund future construction costs; this facility is available until May 2012, including a one-year extension obtained in January 2011.

        We expect to satisfy our 2011 debt maturities and fund the construction of properties under construction at year end or expected to be started in 2011 using capacity under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market. We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales. However, selective dispositions of operating properties and other assets may provide capital resources in 2011 and in future years.

        Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2010, we were in compliance with these financial covenants.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	For the Years Ended December 31,
Contractual obligations(1)	2011	2012	2013	2014	2015	Thereafter	Total
Debt(2)
Balloon payments due upon maturity	$718,856	$257,523	$134,843	$202,697	$390,734	$575,265	$2,279,918
Scheduled principal payments	14,883	13,867	11,206	7,528	5,739	7,255	60,478
Interest on debt(3)	98,842	82,420	69,921	59,148	44,045	29,347	383,723
New construction, development and redevelopment obligations(4)(5)	69,920	—	—	—	4,000	—	73,920
Third-party construction and development obligations(5)(6)	67,872	—	—	—	—	—	67,872
Capital expenditures for operating properties(5)(7)	28,399	—	—	—	—	—	28,399
Operating leases(8)	706	534	476	383	333	27,080	29,512
Other purchase obligations(9)	3,520	3,521	3,154	2,093	1,707	1,530	15,525

Total contractual cash obligations	$1,002,998	$357,865	$219,600	$271,849	$446,558	$640,477	$2,939,347

(1)
The contractual obligations set forth in this table generally exclude individual contracts that had a value of less than $20,000. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $16.7 million. We expect to refinance the balloon payments that are due in 2011 and 2012 using primarily a combination of borrowings under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market. The principal maturities occurring in 2011 include $142.3 million that were extended to 2012 in January 2011 and an additional $311.8 million that may also be extended for one year, subject to certain conditions.

(3)
Represents interest costs for debt at December 31, 2010 for the terms of such debt. For variable rate debt, the amounts reflected above used December 31, 2010 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents primarily contractual obligations pertaining to new construction, development and redevelopment activities. We expect to finance these costs using primarily a combination of borrowings under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market. Construction, development and redevelopment activities underway at December 31, 2010 included the following:

Activity	Number of Properties	Square Feet (in thousands) or Critical Load	Estimated Remaining Costs (in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	10	1,041	$95.1	2012
Development of new office properties	9	1,326	293.4	2014
Redevelopment of existing office properties	4	873	42.5	2012
Completion of wholesale data center	1	18 MW	152.1	2012
(5)
Because of the long-term nature of certain construction and development contracts, some of these costs will be incurred beyond 2011.

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

Off-Balance Sheet Arrangements

        During 2010, we owned an investment in an unconsolidated real estate joint venture accounted for using the equity method of accounting. This real estate joint venture was entered into in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We manage the real estate joint venture's property operations and any required construction projects. This real estate joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions.

        We and our partner may receive returns in proportion to our investments in the joint venture. As part of our obligations under the joint venture arrangement, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $66 million. We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of the general partner pursuant to an indemnity agreement so long as we continue to manage the properties. In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%. Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

        We have distributions in excess of our investment in this unconsolidated real estate joint venture of $5.5 million at December 31, 2010 due to our not recognizing gain on the contribution of properties into the joint venture; we did not recognize a gain on the contribution since we have the contingent obligations described above. We recognized equity in the losses of this joint venture of $457,000 in 2010.

        We had no other material off-balance sheet arrangements during 2010.

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

Recent Accounting Pronouncements

        We adopted amended guidance issued by the Financial Accounting Standards Board ("FASB") effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs. This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the standard requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. As discussed further in Note 6 to the consolidated financial statements, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

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

        The following table sets forth as of December 31, 2010 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2011(1)	2012	2013	2014	2015	Thereafter	Total
Long term debt:
Fixed rate(2)	$278,361	$48,647	$144,616	$162,009	$359,596	$582,520	$1,575,749
Weighted average interest rate	4.35%	6.36%	5.62%	6.40%	4.72%	6.02%	5.44%
Variable rate	$455,378	$222,743	$1,433	$48,216	$36,877	$—	$764,647

(1)
Includes $142.3 million in maturities that were extended to 2012 in January 2011 and an additional $311.8 million that may also be extended for one year, subject to certain conditions.

(2)
Represents principal maturities only and therefore excludes net discounts of $16.7 million.

        The fair market value of our debt was $2.3 billion at December 31, 2010 and $2.0 billion at December 31, 2009. If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by $65.8 million at December 31, 2010 and $62.6 million at December 31, 2009.

        The following table sets forth information pertaining to our interest rate swap contracts in place as of December 31, 2010 and 2009 and their respective fair values (dollars in thousands):

					Fair Value at December 31,
		One-Month LIBOR Base
Notional Amount			Effective Date	Expiration Date	2010	2009
$120,000		1.7600%	1/2/2009	5/1/2012	$(2,062)	$(669)
100,000		1.9750%	1/1/2010	5/1/2012	(2,002)	(1,068)
50,000		0.5025%	1/3/2011	1/3/2012	(64)	—
50,000		0.5025%	1/3/2011	1/3/2012	(64)	—
50,000		0.4400%	1/4/2011	1/3/2012	(34)	—
40,000	(1)	3.8300%	11/2/2010	11/2/2015	644	—

					$(3,582)	$(1,737)

(1)
The notional amount of this instrument is scheduled to amortize to $36.2 million.

        Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.5 million in 2010 and $4.1 million in 2009 if short-term interest rates were 1% higher.

Item 8.    Financial Statements and Supplementary Data

        This item is included in a separate section at the end of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.    Other Information

        None.

PART III

        Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

        For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2011 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

EXHIBIT NO.	DESCRIPTION
3.1.8	Articles Supplementary of Corporate Office Properties Trust relating to the Series F Cumulative Redeemable Preferred Shares, dated September 13, 2001 (filed with the Registrant's Amended Current Report on Form 8-K on September 14, 2001 and incorporated herein by reference).
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
3.1.13	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company's Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).
3.1.14	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company's Current Report on Form 8-K dated May 19, 2010 and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended and restated on December 3, 2009 (filed with the Company's Current Report on Form 8-K dated December 9, 2009 and incorporated herein by reference).
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
4.3
Indenture, dated as of April 7, 2010, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and Wells Fargo Bank, National Association, as trustee (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
4.4	4.25% Exchangeable Senior Note due 2030 of Corporate Office Properties, L.P. (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
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

EXHIBIT NO.		DESCRIPTION
10.1.22		Twenty-First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 20, 2006 (filed with the Company's Current Report on Form 8-K dated July 26, 2006 and incorporated herein by reference).
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
10.1.27
Twenty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated March 4, 2010 (filed with the Company's Current Report on Form 8-K dated March 10, 2010 and incorporated herein by reference).
10.2		Stock Option Plan for Directors (filed with Royale Investments, Inc.'s Form 10-KSB for the year ended December 31, 1993 (Commission File No. 0-20047) and incorporated herein by reference).
10.3.1	*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.3.2	*
Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on August 13, 1999 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.3.3	*
Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on March 22, 2002 with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.4	*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).
10.5.1	*
Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).

EXHIBIT NO.		DESCRIPTION
10.5.2	*	Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.5.3	*
Second Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.5.4	*
Third Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.6.1	*
Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.6.2	*
Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 16, 2005 with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.6.3	*
Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.6.4	*
Third Amendment to Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).
10.6.5	*
Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
10.6.6	*
Fifth Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.7.1	*
Employment Agreement, dated May 15, 2003, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on August 12, 2003 with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

EXHIBIT NO.		DESCRIPTION
10.7.2	*	Amendment to Employment Agreement, dated March 4, 2005, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight Taylor (filed on March 16, 2005 with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.7.3	*
Second Amendment to Employment Agreement, dated March 2, 2007, between Corporate Development Services, LLC, Corporate Office Properties Trust and Dwight S. Taylor (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
10.8	*
Employment Agreement, dated November 28, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Karen M. Singer (filed with the Company's Current Report on Form 8-K on December 1, 2005 and incorporated herein by reference).
10.9.1	*
Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company's Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).
10.9.2	*
First Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.9.3	*
Second Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.10.1	*
Employment Agreement, dated December 31, 2008, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed with the Company's Annual Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.10.2	*
First Amendment to Employment Agreement, dated September 16, 2010, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
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
10.14
Indemnity Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated September 30, 1999, by affiliates of the Operating Partnership for the benefit of Teachers Insurance and Annuity Association of America (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
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
10.19
Second Amended and Restated Credit Agreement, dated October 1, 2007, among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBanc Capital Markets; Wachovia Capital Markets, LLC; KeyBank National Association; Wachovia Bank, National Association; Bank of America, N.A.; Manufacturers and Traders Trust Company; and Citizens Bank of Pennsylvania (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.20	*
Retirement and Consulting Agreement, dated April 12, 2005, between Corporate Office Properties, L.P. and Clay W. Hamlin, III (filed with the Company's Form 8-K on April 15, 2005 and incorporated herein by reference).
10.21.1	*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company's Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).
10.21.2	*
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

EXHIBIT NO.		DESCRIPTION
10.23		Purchase Agreement and Agreement and Plan of Merger, dated December 21, 2006, by and among the Corporate Office Properties Trust; Corporate Office Properties, L.P.; W&M Business Trust; and Nottingham Village, Inc. (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.24
Purchase and Sale Agreement of Ownership Interests, dated December 21, 2006, by and between Corporate Office Properties, L.P. and Nottingham Properties, Inc. (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.25
Construction Loan Agreement dated as of May 2, 2008 by and among Corporate Office Properties, L.P., as borrower, Corporate Office Properties Trust, as parent, Keybanc Capital Markets, Inc. as arranger, Keybank National Association, as administrative agent, Bank of America, N.A., as syndication agent, Manufacturers and Traders Trust Company, as documentation agent, and the financial institutions initially signatory thereto and their assignees pursuant to Section 12.5 thereof, as lenders (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.26.1	*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).
10.26.2	*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).
10.27
Registration Rights Agreement, dated April 7, 2010, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
10.28
Common Stock Delivery Agreement, dated April 7, 2010, among Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
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

CORPORATE OFFICE PROPERTIES TRUST
Date: February 11, 2011	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin Chief Executive Officer
Date: February 11, 2011	By:	/s/ STEPHEN E. RIFFEE Stephen E. Riffee Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JAY H. SHIDLER (Jay H. Shidler)	Chairman of the Board and Trustee	February 11, 2011
/s/ CLAY W. HAMLIN, III (Clay W. Hamlin, III)	Vice Chairman of the Board and Trustee	February 11, 2011
/s/ RANDALL M. GRIFFIN (Randall M. Griffin)	Chief Executive Officer and Trustee	February 11, 2011
/s/ STEPHEN E. RIFFEE (Stephen E. Riffee)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2011
/s/ GREGORY J. THOR (Gregory J. Thor)	Vice President and Controller (Principal Accounting Officer)	February 11, 2011
/s/ THOMAS F. BRADY (Thomas F. Brady)	Trustee	February 11, 2011
/s/ ROBERT L. DENTON (Robert L. Denton)	Trustee	February 11, 2011
/s/ DAVID M. JACOBSTEIN (David M. Jacobstein)	Trustee	February 11, 2011
/s/ STEVEN D. KESLER (Steven D. Kesler)	Trustee	February 11, 2011
/s/ KENNETH S. SWEET, JR. (Kenneth S. Sweet, Jr.)	Trustee	February 11, 2011
/s/ RICHARD SZAFRANSKI (Richard Szafranski)	Trustee	February 11, 2011
/s/ KENNETH D. WETHE (Kenneth D. Wethe)	Trustee	February 11, 2011

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

        In our opinion, the consolidated financial statements listed in the accompanying index 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 11, 2011

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Properties, net:
Operating properties, net	$2,802,773	$2,510,277
Properties held for sale, net	—	18,533
Projects under construction or development	642,682	501,090

Total properties, net	3,445,455	3,029,900
Cash and cash equivalents	10,102	8,262
Restricted cash and marketable securities	22,582	16,549
Accounts receivable (net of allowance for doubtful accounts of $2,796 and $2,516, respectively)	18,938	17,459
Deferred rent receivable	79,160	71,805
Intangible assets on real estate acquisitions, net	113,735	100,671
Deferred leasing and financing costs, net	60,649	51,570
Prepaid expenses and other assets	93,896	83,806

Total assets	$3,844,517	$3,380,022

Liabilities and equity
Liabilities:
Debt, net	$2,323,681	$2,053,841
Accounts payable and accrued expenses	99,699	116,455
Rents received in advance and security deposits	31,603	32,177
Dividends and distributions payable	32,986	28,440
Deferred revenue associated with operating leases	14,802	14,938
Distributions in excess of investment in unconsolidated real estate joint venture	5,545	5,088
Other liabilities	13,063	8,451

Total liabilities	2,521,379	2,259,390

Commitments and contingencies (Note 21)	—	—
Equity:
Corporate Office Properties Trust's shareholders' equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 at December 31, 2010 and 2009 (Note 12)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized and 66,931,582 shares issued and outstanding at December 31, 2010; 75,000,000 shares authorized and 58,342,673 shares issued and outstanding at December 31, 2009)	669	583
Additional paid-in capital	1,511,844	1,238,704
Cumulative distributions in excess of net income	(281,794)	(209,941)
Accumulated other comprehensive loss	(4,163)	(1,907)

Total Corporate Office Properties Trust's shareholders' equity	1,226,637	1,027,520

Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	69,337	73,892
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,364	10,420

Noncontrolling interests in subsidiaries	96,501	93,112

Total equity	1,323,138	1,120,632

Total liabilities and equity	$3,844,517	$3,380,022

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Rental revenue	$376,112	$352,813	$334,234
Tenant recoveries and other real estate operations revenue	83,688	71,171	62,526
Construction contract and other service revenues	104,675	343,087	188,385

Total revenues	564,475	767,071	585,145

Expenses
Property operating expenses	179,419	157,154	140,895
Depreciation and amortization associated with real estate operations	123,236	108,529	101,854
Construction contract and other service expenses	102,302	336,519	184,142
General and administrative expenses	24,008	23,240	24,096
Business development expenses	4,197	3,699	1,233

Total operating expenses	433,162	629,141	452,220

Operating income	131,313	137,930	132,925
Interest expense	(101,865)	(82,187)	(86,368)
Interest and other income	9,568	5,164	2,070
Gain on early extinguishment of debt	—	—	8,101

Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	39,016	60,907	56,728
Equity in income (loss) of unconsolidated entities	1,376	(941)	(147)
Income tax expense	(108)	(196)	(201)

Income from continuing operations	40,284	59,770	56,380
Discontinued operations	2,391	1,529	3,832

Income before gain on sales of real estate	42,675	61,299	60,212
Gain on sales of real estate, net of income taxes	2,829	—	1,104

Net income	45,504	61,299	61,316
Less net income attributable to noncontrolling interests:
Common units in the Operating Partnership	(2,116)	(4,495)	(6,519)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other consolidated entities	32	185	(172)

Net income attributable to Corporate Office Properties Trust	42,760	56,329	53,965
Preferred share dividends	(16,102)	(16,102)	(16,102)

Net income attributable to Corporate Office Properties Trust common shareholders	$26,658	$40,227	$37,863

Net income attributable to Corporate Office Properties Trust:
Income from continuing operations	$40,551	$54,948	$50,711
Discontinued operations, net	2,209	1,381	3,254

Net income attributable to Corporate Office Properties Trust	$42,760	$56,329	$53,965

Basic earnings per common share(1)
Income from continuing operations	$0.39	$0.68	$0.70
Discontinued operations	0.04	0.02	0.07

Net income attributable to COPT common shareholders	$0.43	$0.70	$0.77

Diluted earnings per common share(1)
Income from continuing operations	$0.39	$0.68	$0.69
Discontinued operations	0.04	0.02	0.07

Net income attributable to COPT common shareholders	$0.43	$0.70	$0.76

(1)
Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2007 (47,366,475 common shares outstanding)	$81	$474	$971,459	$(129,599)	$(2,372)	$129,437	$969,480
Conversion of common units to common shares (258,917 shares)	—	3	7,505	—	—	(7,508)	—
Common shares issued to the public (3,737,500 shares)	—	37	138,886	—	—	—	138,923
Exercise of share options (180,239 shares)	—	2	2,833	—	—	—	2,835
Share-based compensation	—	2	9,034	—	—	—	9,036
Restricted common share redemptions (61,258 shares)	—	—	(1,320)	—	—	—	(1,320)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(16,716)	—	—	16,716	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,377)	(330)	(2,707)
Increase in tax benefit from share-based compensation	—	—	1,053	—	—	—	1,053
Net income	—	—	—	53,965	—	7,351	61,316
Dividends	—	—	—	(86,938)	—	—	(86,938)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(12,170)	(12,170)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3,248	3,248
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(255)	(255)
Acquisition of noncontrolling interests in other consolidated entities	—	—	—	—	—	(78)	(78)

Balance at December 31, 2008 (51,790,442 common shares outstanding)	81	518	1,112,734	(162,572)	(4,749)	136,411	1,082,423
Conversion of common units to common shares (2,841,394 shares)	—	28	61,627	—	—	(61,655)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (464,601 shares)	—	4	5,222	—	—	—	5,226
Share-based compensation	—	3	10,599	—	—	—	10,602
Restricted common share redemptions (79,343 shares)	—	—	(2,049)	—	—	—	(2,049)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,072)	—	—	21,072	—
Adjustments related to derivatives designated as cash flow hedges	—	—		—	2,842	585	3,427
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	56,329	—	4,970	61,299
Dividends	—	—	—	(103,698)	—	—	(103,698)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(8,622)	(8,622)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	786	786
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(435)	(435)

Balance at December 31, 2009 (58,342,673 common shares outstanding)	81	583	1,238,704	(209,941)	(1,907)	93,112	1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (663,498 shares)	—	6	9,561	—	—	(9,567)	—
Common shares issued to the public (7,475,000 shares)	—	75	245,546	—	—	—	245,621
Exercise of share options (278,656 shares)	—	3	4,572	—	—	—	4,575
Share-based compensation	—	2	11,843	—	—	—	11,845
Restricted common share redemptions (105,215 shares)	—	—	(3,913)	—	—	—	(3,913)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(10,274)	—	—	10,274	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,256)	472	(1,784)
Net income	—	—	—	42,760	—	2,744	45,504
Dividends	—	—	—	(114,613)	—	—	(114,613)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(7,926)	(7,926)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,510	9,510
Acquisition of noncontrolling interests in other consolidated entities	—	—	(2,344)	—	—	(2,118)	(4,462)

Balance at December 31, 2010 (66,931,582 common shares outstanding)	$81	$669	$1,511,844	$(281,794)	$(4,163)	$96,501	$1,323,138

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$45,504	$61,299	$61,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	125,819	111,811	104,968
Amortization of deferred financing costs	5,871	4,214	3,843
Increase in deferred rent receivable	(5,706)	(1,296)	(10,594)
Amortization of above or below market leases	(2,078)	(2,126)	(2,064)
Amortization of net debt discounts	5,841	3,412	3,873
Gain on sales of real estate	(3,917)	—	(4,208)
Gain on equity method investment	(6,406)	(442)	—
Share-based compensation	11,845	10,602	9,036
Gain on redemption of 3.5% Exchangeable Senior Notes	—	—	(8,101)
Other	(1,794)	(3,567)	(3,610)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,680)	(3,634)	11,128
Decrease (increase) in restricted cash and marketable securities and prepaid expenses and other assets	3,799	(2,745)	(15,061)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(19,644)	15,787	31,136
(Decrease) increase in rents received in advance and security deposits	(1,018)	1,502	(770)

Net cash provided by operating activities	156,436	194,817	180,892

Cash flows from investing activities
Purchases of and additions to properties	(480,587)	(251,565)	(280,639)
Proceeds from sales of properties	27,576	65	33,412
Mortgage and other loan receivables funded or acquired	(5,588)	(82,413)	(25,251)
Leasing costs paid	(14,403)	(8,786)	(7,670)
Investment in unconsolidated entities	(6,600)	(3,000)	(6,000)
Purchases of furniture, fixtures and equipment	(1,447)	(2,287)	(3,581)
Other	1,882	(1,090)	(1,093)

Net cash used in investing activities	(479,167)	(349,076)	(290,822)

Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	1,022,912	1,066,413	1,080,999
Repayments of debt
Scheduled principal amortization	(13,996)	(11,489)	(13,668)
Other repayments	(799,663)	(863,243)	(988,945)
Repurchase of 3.5% Exchangeable Senior Notes	—	—	(25,238)
Deferred financing costs paid	(8,570)	(3,388)	(6,461)
Net proceeds from issuance of common shares	250,196	77,052	141,758
Acquisition of noncontrolling interests in consolidated entities	(4,462)	—	—
Dividends paid	(109,894)	(100,095)	(83,753)
Distributions paid	(8,099)	(9,579)	(12,002)
Restricted share redemptions	(3,913)	(2,049)	(1,320)
Other	60	2,124	697

Net cash provided by financing activities	324,571	155,746	92,067

Net increase (decrease) in cash and cash equivalents	1,840	1,487	(17,863)
Cash and cash equivalents
Beginning of period	8,262	6,775	24,638

End of period	$10,102	$8,262	$6,775

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Supplemental disclosures:
Interest paid, net of capitalized interest	$87,978	$73,389	$81,335

Income taxes paid	$—	$317	$1,115

Supplemental schedule of non-cash investing and financing activities:
Cancellation of mortgage loans receivable in connection with acquisition of properties	$—	$102,575	$—

Debt and other liabilities assumed in connection with acquisitions	$74,244	$3,085	$—

Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$4,576	$6,256	$(14,799)

Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$9,000	$—	$3,349

Increase in property and decrease in prepaid and other assets in connection with the consolidation of a joint venture	$—	$—	$10,859

(Decrease) increase in fair value of derivatives applied to AOCL and noncontrolling interests	$(1,846)	$3,365	$(2,769)

Dividends/distribution payable	$32,986	$28,440	$25,794

Decrease in noncontrolling interests and increase in shareholders' equity in connection with the conversion of common units into common shares	$9,567	$61,654	$7,508

Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$10,274	$21,072	$16,716

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company," "we" or "us") is a fully-integrated and self-managed real estate investment trust ("REIT") that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities. As of December 31, 2010, our investments in real estate included the following:

  •
  252 wholly owned operating office properties totaling 20.0 million square feet;

  •
  21 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 3.0 million square feet upon completion, including five partially operational properties included above;

  •
  wholly owned land parcels totaling 1,497 acres that we believe are potentially developable into approximately 14.4 million square feet;

  •
  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

  •
  partial ownership interests in a number of other real estate projects in operations, under development or held for future development.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2010 and 2009 follows:

	December 31,
	2010	2009
Common Units	94%	92%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units	100%	100%

        Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership's common units of the Operating Partnership ("common units") as of December 31, 2010.

        In addition to owning real estate, the Operating Partnership also owns entities that provide real estate services such as property management, construction and development and heating and air conditioning services primarily for our properties but also for third parties.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        Significant estimates are inherent in the presentation of our financial statements in a number of areas, including the evaluation of the collectability of accounts and notes receivable, the allocation of property acquisition costs, the determination of estimated useful lives of assets, the determination of lease terms, the evaluation of impairment of long-lived assets, the amount of revenue recognized relating to tenant improvements and the level of expense recognized in connection with share-based compensation. Actual results could differ from these and other estimates.

Acquisitions of Properties

        Upon completion of property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate property acquisitions to the following components:

  •
  properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the "if vacant value"). The if-vacant value is allocated between land and buildings. We also allocate additional amounts to properties for in-place tenant improvements

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

    based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancellable terms of the respective leases;

  •
  above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining non-cancellable terms of the respective leases;

  •
  in-place lease value based on our estimates of (1) the present value of additional income to be realized as a result of leases being in place on the acquired properties; and (2) costs to execute similar leases. Our estimate of additional income to be realized includes carrying costs, such as real estate taxes, insurance and other operating expenses, and revenues during the expected lease-up periods considering current market conditions. Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs;

  •
  tenant relationship value based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. Characteristics we consider in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors; and

  •
  above- and below- market cost arrangements (such as real estate tax treaties or above- or below- market ground leases) based on the present value of the expected benefit from any such arrangements in place on the property at the time of acquisition.

Properties

        We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses, where appropriate. The preconstruction stage of the development or redevelopment of an operating property includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. We capitalize interest expense, real estate taxes, direct and indirect project costs and other costs associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. We continue to capitalize these costs while construction, development or redevelopment activities are underway until a property becomes "operational," which occurs upon the earlier of when leases commence or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be "partially operational." When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.

        Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. We capitalize the cost of the improvements when we deem the

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

improvements to be landlord assets. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

        We depreciate our fixed assets using the straight-line method over their estimated useful lives as follows:

• Buildings and building improvements	10-40 years
• Land improvements	10-20 years
• Tenant improvements on operating properties	Related lease terms
• Equipment and personal property	3-10 years

        If events or circumstances indicate that a property to be held and used may be impaired, we perform a recoverability analysis based on the estimated undiscounted cash flows to be generated by the property. If the analysis indicates that the carrying value of the property is not recoverable from future cash flows, the property is written down to fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using market-based discount and capitalization rates.

        When we determine that a property is held for sale, we discontinue the recording of depreciation expense on the property and estimate the fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net book value of the property, we recognize an impairment loss equal to the difference and reduce the net book value of the property.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition

        We recognize minimum rents, net of abatements, on a straight-line basis over the non-cancelable term of tenant leases (including periods under bargain renewal options). The non-cancelable term of a lease includes periods when a tenant: (1) may not terminate its lease obligation early; or (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable. We report the amount by which our minimum rental revenue recognized on a straight-line basis under leases exceeds the contractual rent billings associated with such leases as deferred rent receivable on our consolidated balance sheets. Amounts by which our minimum rental revenue recognized on a straight-line basis under leases are less than the contractual rent billings associated with such leases are included in deferred revenue associated with operating leases on our consolidated balance sheets.

        In connection with a tenant's entry into, or modification of, a lease, if we make cash payments to, or on behalf of, the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as lease incentives. We amortize lease incentives as a reduction of rental revenue over the term of the lease.

        We recognize tenant recovery revenue in the same periods in which we incur the related expenses. Tenant recovery revenue includes payments from tenants as reimbursement for property taxes, utilities and other property operating expenses.

        We recognize fees received for lease terminations as revenue and write off against such revenue any (1) deferred rents receivable, and (2) deferred revenue, lease incentives and intangible assets that are amortizable into rental revenue associated with the leases; the resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounts and Deferred Rents Receivable and Mortgage and Other Investing Receivables

        We maintain allowances for estimated losses resulting from the failure of our customers or borrowers to satisfy their payment obligations. We use judgment in estimating these allowances based primarily upon the payment history and credit status of the entities associated with the individual receivables. We write off these receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When we earn interest income in connection with receivables for which we have established allowances, we establish allowances in connection with such interest income that is unpaid. When cash is received in connection with receivables for which we have established allowances, we reduce the amount of losses recognized in connection with the receivables' allowance.

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

        We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled "Acquisitions of Properties." We amortize the intangible assets and deferred revenue as follows:

• Above- and below-market leases	Related lease terms
• In-place lease assets	Related lease terms
• Tenant relationship value	Estimated period of time that tenant will lease space in property
• Above- and below- market cost arrangements	Term of arrangements
• Market concentration premium	40 years

        We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue. We recognize the amortization of above- and below- market cost arrangements as adjustments to property operating expenses. We recognize the amortization of other intangible assets on real estate acquisitions as amortization expense.

Deferred Leasing and Financing Costs, net

        We defer costs that we incur to obtain new tenant leases or extend existing tenant leases. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the remaining life of the lease.

        We defer costs for financing arrangements and recognize these costs as interest expense over the related loan terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early.

Interest Rate Derivatives

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

2. Summary of Significant Accounting Policies (Continued)

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

        Please refer to Note 11 for additional information pertaining to interest rate derivatives.

Share-Based Compensation

        Prior to 2010, we had historically issued two forms of share-based compensation: options to purchase common shares of beneficial interest ("options") and restricted common shares ("restricted shares"). In 2010, we also issued a new form of share-based compensation called performance share units ("PSUs"). We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

        We compute the fair value of options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of our common shares of beneficial interest ("common

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

shares"). Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

        We compute the fair value of PSUs using a Monte Carlo model. Under that model, the baseline common share value is based on the market value on the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of our common shares.

Recent Accounting Pronouncements

        We adopted amended guidance issued by the Financial Accounting Standards Board ("FASB") effective January 1, 2010 related to the accounting and disclosure requirements for the consolidation of VIEs. This guidance requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE based primarily on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The guidance also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the standard requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. As discussed further in Note 6, the adoption of this guidance did not affect our financial position, results of operations or cash flows.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        The assets held in connection with our non-qualified elective deferred compensation plan (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on our consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The deferred compensation plan assets and other marketable securities are included in the line entitled restricted cash and marketable securities on our consolidated balance sheets. The offsetting liability associated with the deferred compensation plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on our consolidated balance sheets. The assets and corresponding liability of our non-qualified elective deferred compensation plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy.

        The valuation of our interest rate derivatives is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2010, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        As discussed in Note 9, we own warrants to purchase common shares in The KEYW Holding Corporation ("KEYW"), an equity method investee. We acquired these warrants in March 2010 and began accounting for such warrants as derivatives in November 2010 when KEYW became a publicly-traded company. We compute the fair value of these warrants using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date. The expected life is based on the period of time until the expiration of the warrants. Expected volatility is based on an average of the historical volatility of companies in KEYW's industry that we deem to be comparable. Expected dividend yield is based on the dividend yield on KEYW's common shares as of the date of valuation. The warrants are classified in Level 2 of the fair value hierarchy.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        The tables below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010:
Assets:
Marketable securities in deferred compensation plan(1)
Mutual funds	$6,114	$—	$—	$6,114
Common stocks	1,132	—	—	1,132
Preferrred stocks	320	—	—	320
Cash and cash equivalents	422	—	—	422
Other	200	—	—	200
Common stock(1)	363	—	—	363
Interest rate derivative(2)	—	644	—	644
Warrants to purchase common shares in KEYW(2)	—	466	—	466

Assets	$8,551	$1,110	$—	$9,661

Liabilities:
Deferred compensation plan liability(3)	$8,188	$—	$—	$8,188
Interest rate derivatives(3)	—	4,226	—	4,226

Liabilities	$8,188	$4,226	$—	$12,414

December 31, 2009:
Assets:
Marketable securities in deferred compensation plan(1)
Mutual funds	$5,092	$—	$—	$5,092
Common stocks	620	—	—	620
Preferrred stocks	365	—	—	365
Cash and cash equivalents	608	—	—	608

Assets	$6,685	$—	$—	$6,685

Liabilities:
Deferred compensation plan liability(3)	$6,685	$—	$—	$6,685
Interest rate derivatives(3)	—	1,737	—	1,737

Liabilities	$6,685	$1,737	$—	$8,422

(1)
Included in the line entitled "restricted cash and marketable securities" on our consolidated balance sheet.

(2)
Included in the line entitled "prepaid expenses and other assets" on our consolidated balance sheet.

(3)
Included in the line entitled "other liabilities" on our consolidated balance sheet.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

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

        We owned other warrants to purchase KEYW common shares that we accounted for as derivatives in 2009 until December 2009 when the terms of the warrants were amended; we exercised these warrants in March 2010. The valuation of these warrants was determined using the Flexible Monte Carlo valuation technique. This technique factors in the price and volatility of the underlying common stock, the exercise price of the warrant agreements, the risk-free rate of return, the probability of exercise and the effect of sub-optimal exercise behaviors. The various inputs used in the valuation of the warrants fall within each of the three levels of the fair value hierarchy. After considering the weighted effect of the various inputs on the valuations of the warrants, we determined that these valuations in their entirety are classified in Level 3 of the fair value hierarchy. The table below sets forth the changes in the warrants during the portion of 2009 in which they were accounted for as derivatives and classified as Level 3 financial instruments (in thousands):

For the Year Ended December 31, 2009
Beginning balance	$—
Purchases	636
Net realized gain included in interest and other income	587
Transfers in and out of Level 3	(1,223)

Ending Balance	$—

        For additional fair value information, please refer to Note 9 for mortgage loans receivable, Note 10 for debt and Note 11 for interest rate derivatives.

4. Concentration of Rental Revenue

        We derived large concentrations of our revenue from real estate operations from certain tenants during the periods set forth in our consolidated statements of operations. The following table summarizes the percentage of our rental revenue (which excludes tenant recoveries and other real estate operations revenue) earned from (1) individual tenants that accounted for at least 5% of our

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Concentration of Rental Revenue (Continued)

rental revenue from continuing and discontinued operations and (2) the aggregate of the five tenants from which we recognized the most rental revenue in the respective years:

	For the Years Ended December 31,
	2010	2009	2008
United States Government	16%	15%	15%
Northrop Grumman Corporation(1)	9%	8%	8%
Booz Allen Hamilton, Inc.	5%	6%	6%
Five largest tenants	35%	34%	35%

(1)
Includes affiliated organizations and agencies and predecessor companies.

        We also derived in excess of 90% of our construction contract revenue from the United States Government in each of the years set forth on the consolidated statements of operations.

        In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 16. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Greater Baltimore, Maryland ("Greater Baltimore"), Suburban Maryland, Washington, DC-Capitol Riverfront and St. Mary's & King George Counties, are within close proximity to each other, and all but two of our regions with real estate operations (Colorado Springs, Colorado ("Colorado Springs") and San Antonio, Texas ("San Antonio")) are located in the Mid-Atlantic region of the United States.

5. Properties, net

        Operating properties, net consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$501,210	$479,545
Buildings and improvements	2,804,595	2,445,775

	3,305,805	2,925,320
Less: accumulated depreciation	(503,032)	(415,043)

	$2,802,773	$2,510,277

        As of December 31, 2009, 431 and 437 Ridge Road, two office properties in Dayton, New Jersey totaling 201,000 square feet, and a contiguous land parcel that we were under contract to sell, were classified as held for sale. We completed the sale of the office properties on September 8, 2010 for $20.9 million and recognized a gain of $780,000. We also completed the sale of the contiguous land

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

parcel on September 8, 2010 for $3.0 million and recognized a gain of $2.5 million. Components associated with these properties as of December 31, 2009 included the following (in thousands):

Land, operating properties	$3,498
Land, development	512
Buildings and improvements	21,509
Construction in progress	583

26,102
Less: accumulated depreciation	(7,569)

$18,533

        Projects we had under construction or development consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$256,487	$231,297
Construction in progress	386,195	269,793

	$642,682	$501,090

2010 Acquisitions

        Our acquisitions in 2010 included:

  •
  1550 Westbranch Drive, a 152,000 square foot office property in McLean, Virginia that was 100% leased, for $40.0 million on June 28, 2010;

  •
  9651 Hornbaker Road, a 233,000 square foot wholesale data center known as Power Loft @ Innovation in Manassas, Virginia, for $115.5 million on September 14, 2010. Rents for this property are based on the amount of megawatts of power made available for the exclusive use of tenants in the property; we refer to this power as critical load. This property, the shell of which was completed in early 2010, was 17% leased on the date of acquisition to two tenants that have a combined initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs initially estimated at $166 million. Full critical load of the property is expected to be up to 30 megawatts;

  •
  two office properties totaling 362,000 square feet at 1201 M Street SE and 1220 12th Street SE (known as Maritime Plaza I and II) in Washington, DC that were 100% leased for $122.1 million on September 28, 2010. The buildings are subject to ground leases that expire in 2099 and 2100. In connection with this acquisition, we assumed a $70.1 million mortgage loan having a fair value at assumption of $73.3 million with a stated fixed interest rate of 5.35% (effective interest rate of 3.95%) that matures in March 2014; and

  •
  3120 Fairview Park Drive, a 183,000 square foot, shell-complete office property in Falls Church, Virginia for $43.0 million on November 23, 2010.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

        The table below sets forth the allocation of the aggregate acquisition costs of these properties (in thousands):

Land, operating properties	$13,265
Land, development	5,545
Building and improvements	173,589
Construction in progress	85,525
Intangible assets on real estate acquisitions	42,896

Total assets	320,820
Below-market leases	(231)

Total acquisition cost	$320,589

        Intangible assets recorded in connection with the above acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
In-place lease value	$21,616	4
Tenant relationship value	14,450	10
Above-market cost arrangements	6,193	40
Above-market leases	637	2

	$42,896	11

        We expensed $3.4 million in costs in connection with acquisitions in 2010 that are included in business development expenses on our consolidated statements of operations.

2010 Construction, Development and Redevelopment Activities

        During 2010, we had six newly constructed office properties totaling 803,000 square feet (two in the Baltimore/Washington Corridor, two in Colorado Springs and two in San Antonio) become fully operational (94,000 of these square feet were placed into service in 2009) and placed into service 107,000 square feet in three partially operational office properties.

        As of December 31, 2010, we had construction underway on ten office properties totaling 1.0 million square feet (five in the Baltimore/Washington Corridor, three in Greater Baltimore, one in San Antonio and one in St. Mary's and King George Counties) (including 107,000 square feet placed into service in three partially operational properties). We also had development activities underway on nine office properties totaling 1.3 million square feet, including two through a consolidated real estate joint venture (three in the Baltimore/Washington Corridor, two in San Antonio, two in Huntsville, Alabama, one in Greater Baltimore and one in Northern Virginia). In addition, we had redevelopment underway on four office properties totaling 873,000 square feet (two in Greater Philadelphia, one in the Baltimore/Washington Corridor and one in Northern Virginia).

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

2009 Acquisitions

        Through a series of transactions in October 2009, we acquired a 474,000 square foot office tower, a parking lot, a utility distribution center, four waterfront lots and riparian rights, all of which are part of the Canton Crossing planned unit development in Baltimore, Maryland for $123.2 million. These properties are referred to collectively herein as the "Canton Properties." The office building was 89.6% leased on the date of acquisition.

        Other acquisitions in 2009 included:

  •
  12515 Academy Ridge, a recently constructed 61,000 square foot operating property located in Colorado Springs that we believe can also support up to 90,000 additional developable square feet for $12.5 million on June 26, 2009; and

  •
  1550 West Nursery Road, a newly constructed 162,000 square foot office property located in Linthicum, Maryland (in the Baltimore/Washington Corridor), and a 0.9 acre adjacent land parcel that we believe can support a retail or bank pad for $38.0 million on October 28, 2009.

        The table below sets forth the allocation of the acquisition costs of these properties (in thousands):

Land, operating properties	$50,747
Land, development	17,941
Building and improvements	68,502
Construction in progress	5,100
Intangible assets on real estate acquisitions	32,883

Total assets	175,173
Below-market leases	(1,462)

Total acquisition cost	$173,711

        Intangible assets recorded in connection with the above acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
In-place lease value	$23,172	9
Tenant relationship value	2,141	13
Above-market leases	1,348	8
Above-market cost arrangements	6,222	7

	$32,883	9

        We expensed $2.0 million in costs in connection with the above acquisitions in 2009 that are included in business development expenses on our consolidated statements of operations.

2009 Construction and Development Activities

        During 2009, we had seven newly-constructed buildings totaling 750,000 square feet (three in the Baltimore/Washington Corridor, two in Colorado Springs and two in Suburban Maryland) become fully

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

operational (85,000 of these square feet were placed into service in 2008) and placed into service 94,000 square feet in three partially operational properties (two in Colorado Springs and one in the Baltimore/Washington Corridor).

6. Real Estate Joint Ventures

        During the periods included herein, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at(2)
December 31, 2010	December 31, 2009	Date Acquired	Ownership	Nature of Activity	Maximum Exposure to Loss(1)
$(5,545)	$(5,088)	9/29/2005	20%	Operates 16 buildings	$—

(1)
Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us. Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages. Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 21).

(2)
The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at December 31, 2010 and 2009 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

        Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests. We recognized fees from the joint venture totaling $119,000 in 2009 and $268,000 in 2008 for property management, construction and leasing services.

        The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	December 31,
	2010	2009
Operating properties, net	$61,521	$62,990
Other assets	4,174	5,148

Total assets	$65,695	$68,138

Liabilities	$67,454	$67,611
Owners' equity	(1,759)	527

Total liabilities and owners' equity	$65,695	$68,138

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Joint Ventures (Continued)

        The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenues	$8,405	$9,031	$9,593
Property operating expenses	(3,600)	(3,438)	(3,371)
Interest expense	(3,937)	(3,981)	(3,992)
Depreciation and amortization expense	(3,154)	(3,198)	(3,242)

Net loss	$(2,286)	$(1,586)	$(1,012)

        The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at December 31, 2010 (dollars in thousands):

				December 31, 2010(1)
	Date Acquired	Ownership % at 12/31/2010	Nature of Activity	Total Assets	Pledged Assets	Total Liabilities
M Square Associates, LLC	6/26/2007	50.0%	Operating two buildings and developing others(2)	$60,028	$49,295	$44,784
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operating one building(3)	29,666	29,362	16,810
LW Redstone Company, LLC	3/23/2010	85.0%	Developing land parcel(4)	19,353	—	129
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel(5)	7,452	—	—
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building(6)	3,959	—	62

				$120,458	$78,657	$61,785

(1)
Excludes amounts eliminated in consolidation.

(2)
This joint venture's properties are in College Park, Maryland (in the Suburban Maryland region).

(3)
This joint venture's property is in Hanover, Maryland (in the Baltimore/Washington Corridor).

(4)
This joint venture's property is in Huntsville, Alabama.

(5)
This joint venture's property is in Charles County, Maryland.

(6)
This joint venture's property is in Lanham, Maryland (in the Suburban Maryland region).

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

6. Real Estate Joint Ventures (Continued)

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

        In March 2010, we completed the formation of LW Redstone Company, LLC ("Redstone"), a joint venture created to develop Redstone Gateway, a 468-acre land parcel adjacent to Redstone Arsenal in Huntsville, Alabama. The land is owned by the U.S. Government and is under a long term master lease to the joint venture. Through this master lease, the joint venture will create a business park that we expect will total approximately 4.6 million square feet of office and retail space when completed, including approximately 4.4 million square feet of Class A office space. In addition, the business park will include hotel and other amenities.

        We anticipate funding certain infrastructure costs (up to a maximum of $76.0 million) that we expect will be reimbursed by the City of Huntsville; as of December 31, 2010, we advanced $4.6 million to the City to fund such costs which is included in prepaid expenses and other assets on our consolidated balance sheet. We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained. Our partner is not required to make any future contributions to the joint venture. Net cash flow distributions to the partners of Redstone vary depending on the source of the funds distributed and the nature of the capital fundings outstanding at the time of distribution. In the case of all distribution sources, we are first entitled to repayment of operating deficits funded by us and preferred returns on such fundings. We are also generally entitled to repayment of infrastructure and vertical construction costs funded by us and preferred returns on such fundings before our partner is entitled to receive repayment of its equity contribution of $9.0 million. In addition, we will be entitled to 85% of distributable cash in excess of preferred returns.

        We determined that Redstone is a VIE under applicable accounting standards and that we should consolidate it because: (1) we control the activities that are most significant to the VIE (we hold two of three positions on the joint venture's management committee, and we are responsible for the development, construction, leasing and management of the office properties to be constructed by the VIE); and (2) we have both the obligation to provide significant funding for the project, as noted above, and the right to receive returns on our funding.

        With regard to our other consolidated joint ventures:

  •
  For M Square Associates, LLC, we had a 45% ownership interest at December 31, 2009, and in July 2010, we acquired an additional 5% ownership interest in this entity. Net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners' preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Joint Ventures (Continued)

  •
  For Arundel Preserve #5, LLC, net cash flows will be distributed to the partners as follows: (1) member loans and accrued interest; (2) preferred returns in proportion to the partners' respective capital accounts; (3) repayment of any building operating reserves funded by us; and (4) residual cash flows in proportion to the partners' respective ownership interests.

  •
  For COPT-FD Indian Head, LLC, net cash flows will be distributed to the partners in proportion to their respective ownership interests.

  •
  For MOR Forbes 2 LLC, net cash flows will be distributed to the partners in proportion to their respective ownership interests.

  •
  At December 31, 2009, we had a 92.5% ownership interest in COPT Opportunity Invest I, LLC, an entity that is redeveloping a property in Hanover, Maryland; in February 2010, we acquired the remaining 7.5% ownership interest in this entity.

        Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 21.

7. Intangible Assets on Real Estate Acquisitions

        Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$162,708	$92,380	$70,328	$141,408	$70,659	$70,749
Tenant relationship value	50,320	21,603	28,717	35,909	16,322	19,587
Above-market cost arrangements	12,415	1,387	11,028	6,222	—	6,222
Above-market leases	10,802	8,193	2,609	10,165	7,138	3,027
Market concentration premium	1,333	280	1,053	1,333	247	1,086

	$237,578	$123,843	$113,735	$195,037	$94,366	$100,671

Amortization of the intangible asset categories set forth above totaled $28.3 million in 2010, $24.1 million in 2009 and $24.0 million in 2008. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market cost arrangements: 25 years; above-market leases: five years; and market concentration premium: 32 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $24.3 million for 2011; $18.0 million for 2012; $13.5 million for 2013; $11.3 million for 2014 and $9.9 million for 2015.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Deferred Leasing and Financing Costs

        Deferred leasing and financing costs, net consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred leasing costs	$88,265	$79,370
Deferred financing costs	31,784	23,255

	120,049	102,625
Accumulated amortization	(59,400)	(51,055)

Deferred leasing and financing costs, net	$60,649	$51,570

9. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Investment in KEYW	$22,779	$9,461
Prepaid expenses	19,995	19,769
Mortgage and other investing receivables	18,870	12,773
Furniture, fixtures and equipment, net	11,504	12,633
Construction contract costs incurred in excess of billings	9,372	19,556
Other assets	11,376	9,614

Prepaid expenses and other assets	$93,896	$83,806

Investment in KEYW

        Our investment in KEYW reflected above consists of common stock and warrants to purchase additional shares of common stock of KEYW, an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. At December 31, 2010, we owned 3.1 million shares, or approximately 12%, of KEYW's common stock, and our Chief Executive Officer served on its Board of Directors. In October 2010, KEYW completed an initial public offering of its common stock. We use the equity method of accounting for our investment in the common stock. Since the results of operations and financial condition of KEYW are not consistently available to us when we issue our financial statements, our equity in KEYW's income or loss is recognized on a one-quarter lag basis. The carrying value of our equity method investment in these common shares was $22.3 million at December 31, 2010 and $9.5 million at December 31, 2009. In connection with this investment, we recognized equity in income (loss) on our consolidated statements of operations as follows: income of $1.8 million in 2010; loss of $623,000 in 2009; and income of $55,000 in 2008. In addition, under the equity method of accounting, additional issuances of equity by KEYW to parties other than us are accounted for as if we sold a proportionate share of our investment and, accordingly, result in our recognition of gain or loss; in connection with issuances of equity by KEYW, including their initial public offering in November 2010, we recognized gains of $6.4 million in 2010 and $442,000 in 2009 that are included in interest and other income on our consolidated statements of operations.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Prepaid Expenses and Other Assets (Continued)

        We acquired warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share in March 2010 for $210,000 and began accounting for such warrants as derivatives in November 2010 when KEYW became a publicly-traded company. As a result, we report these warrants at fair value, which, as discussed in Note 3, we estimate using the Black-Scholes option-pricing model. The estimated fair value of these warrants was $466,000, or $9.32 per warrant, at December 31, 2010. We recognized an increase in the warrants' fair value of $256,000 in interest and other income on our consolidated statements of operations for 2010.

        We owned other warrants to purchase KEYW common shares that we accounted for as derivatives in 2009 until December 2009 when the terms of the warrants were amended; we exercised these warrants in March 2010. As discussed in Note 3, the valuation of these warrants was determined using the Flexible Monte Carlo valuation technique. During the period of time in 2009 in which we accounted for these warrants as derivatives, we recognized increases in the warrants' fair value of $587,000 as interest and other income on our consolidated statements of operations.

        We recognized revenue from a lease with KEYW in one of our properties of $668,000 in 2010 and $315,000 in 2009.

Mortgage and Other Investing Receivables

        Mortgage and other investing receivables consisted of the following (in thousands):

	December 31,
	2010	2009
Mortgage loans receivable	$14,227	$12,773
Note receivable from City of Huntsville	4,643	—

	$18,870	$12,773

Our mortgage loans receivable reflected above consist of two loans secured by properties in the Baltimore/Washington Corridor. Our note receivable from the City of Huntsville was to fund infrastructure costs in connection with our Redstone joint venture (see Note 6). We do not have an allowance for credit losses in connection with theses receivables at December 31, 2010. The fair value of our mortgage and other investing receivables totaled $18.8 million at December 31, 2010 and $15.1 million at December 31, 2009.

Operating Notes Receivable

        At December 31, 2010, we had receivables due from tenants with terms exceeding one year totaling $655,000, of which we had allowances for estimated losses of $531,000.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt

        Our debt consisted of the following (dollars in thousands):

		Carrying Value at December 31,
					Scheduled Maturity Dates at December 31, 2010
	Maximum Availability at December 31, 2010			Stated Interest Rates at December 31, 2010
		2010	2009
Mortgage and Other Secured Loans:
Fixed rate mortgage loans(1)	N/A	$1,173,358	$1,166,443	5.20% - 7.87%(2)	2011 - 2034(3)
Revolving Construction Facility	$225,000	142,339	76,333	LIBOR + 1.60% to 2.00%(4)	May 2, 2011(5)
Variable rate secured loans	N/A	310,555	271,146	LIBOR + 2.25% to 3.00%(6)	2012-2014(7)
Other construction loan facility	23,400	16,753	16,753	LIBOR + 2.75%(8)	2011(7)

Total mortgage and other secured loans		1,643,005	1,530,675
Revolving Credit Facility	800,000	295,000	365,000	LIBOR + 0.75% to 1.25%(9)	September 30, 2011(7)
Unsecured notes payable(9)	N/A	1,947	2,019	0%(10)	2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	223,846	—	4.25%	April 2030(11)
3.5% Exchangeable Senior Notes	N/A	159,883	156,147	3.50%	September 2026(11)

Total debt		$2,323,681	$2,053,841

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $3.2 million at December 31, 2010 and $371,000 at December 31, 2009.

(2)
The weighted average interest rate on these loans was 6.0% at December 31, 2010.

(3)
A loan with a balance of $4.6 million at December 31, 2010 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(4)
The weighted average interest rate on this loan was 1.86% at December 31, 2010.

(5)
In January 2011, the maturity date of this loan was extended to 2012.

(6)
Certain of the loans in this category at December 31, 2010 were subject to floor interest rates ranging from 4.25% to 5.50%.

(7)
Includes amounts that may be extended for a one-year period at our option, subject to certain conditions.

(8)
The interest rate on this loan was 3.0% at December 31, 2010.

(9)
The weighted average interest rate on the Revolving Credit Facility was 1.11% at December 31, 2010.

(10)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying value of these notes reflects unamortized discount totaling $1.1 million at December 31, 2010 and $1.2 million at December 31, 2009.

(11)
Refer to paragraph below that discusses the issuance of these notes, for descriptions of provisions for early redemption and repurchase of these notes.

        Our Revolving Credit Facility is with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC act as co-lead arrangers, KeyBank National Association as

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

administrative agent and Wachovia Bank, National Association as syndication agent. The lenders' aggregate commitment under the facility is $800.0 million, including a $200.0 million increase that took effect in 2010, which includes a $50.0 million letter of credit subfacility and a $50.0 million swingline facility (same-day draw requests). Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement. The facility matures on September 30, 2011, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee equal to 0.125% of the total availability of the facility. As of December 31, 2010, the maximum amount of borrowing capacity under this facility totaled $800.0 million of which $503.1 million was available.

        We have a construction loan agreement with a group of lenders for which KeyBanc Capital Markets, Inc. act as arranger, KeyBank National Association as administrative agent, Bank of America, N.A. as syndication agent and Manufacturers and Traders Trust Company as documentation agent; this loan is referred to in the table above as the "Revolving Construction Facility." The construction loan agreement provides for an aggregate commitment by the lenders of $225.0 million, with a right for us to further increase the lenders' aggregate commitment during the term to a maximum of $325.0 million, subject to certain conditions. Ownership interests in the properties for which construction costs are being financed through loans under the agreement are pledged as collateral. Borrowings are generally available for properties included in this construction loan agreement based on 85% of the total budgeted costs of construction of the applicable improvements for such properties as set forth in the properties' construction budgets, subject to certain other loan-to-value and debt coverage requirements. As loans for properties under the construction loan agreement are repaid in full and the ownership interests in such properties are no longer pledged as collateral, capacity under the construction loan agreement's aggregate commitment will be restored, giving us the ability to obtain new loans for other construction properties in which we pledge the ownership interests as collateral. The construction loan agreement was scheduled to mature on May 2, 2011 but was extended by one year in January 2011. The construction loan agreement also carries a quarterly fee that is based on the unused amount of the commitment multiplied by a per annum rate of 0.125% to 0.20%.

        In 2006, our Operating Partnership issued a $200.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 19.1911 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2010 and is equivalent to an exchange price of $52.11 per common share). On or after September 20, 2011, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of September 15, 2011, September 15, 2016 and September 15, 2021, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to September 11, 2011, subject to certain exceptions, if (1) a "fundamental change" occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such a "fundamental change," we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a "make whole premium." The notes are general unsecured senior obligations of the Operating

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership's obligations under the notes are fully and unconditionally guaranteed by us. In November 2008, we repurchased a $37.5 million aggregate principal amount of our 3.5% Exchangeable Senior Notes for $26.7 million from which we recognized a gain of $8.1 million, net of unamortized loan issuance costs. The carrying value of these notes included an unamortized discount totaling $2.6 million at December 31, 2010 and $6.4 million at December 31, 2009. The effective interest rate under the notes, including amortization of the discount, was 5.97%. Because the closing price of our common shares at December 31, 2010, 2009 and 2008 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Interest expense at stated interest rate	$5,687	$5,687	$6,850
Interest expense associated with amortization of discount	3,736	3,520	4,016

Total	$9,423	$9,207	$10,866

        On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030. Interest on the notes is payable on April 15 and October 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership's discretion, our common shares at an exchange rate (subject to adjustment) of 20.7891 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2010 and is equivalent to an exchange price of $48.10 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date). On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Prior to April 20, 2015, subject to certain exceptions, if (1) a "fundamental change" occurs as a result of certain forms of transactions or series of transactions and (2) a holder elects to exchange its notes in connection with such "fundamental change," we will increase the applicable exchange rate for the notes surrendered for exchange by a number of additional shares of our common shares as a "make whole premium." The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. The Operating Partnership's obligations under the notes are fully and unconditionally guaranteed by us. The initial liability component of this debt issuance was $221.4 million and the equity component was $18.6 million. In addition, we recognized $450,000 of the financing fees incurred in relation to these notes in equity. The carrying value of these notes included an unamortized discount totaling $16.2 million at December 31, 2010. The effective interest rate on the liability component, including amortization of the issuance costs, is 6.05%. Because the closing price of our common shares at December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized in 2010 (in thousands):

Interest expense at stated interest rate	$7,480
Interest expense associated with amortization of discount	2,445

Total	$9,925

        In the case of each of our mortgage loans, we have pledged certain of our real estate assets as collateral. Many of our real estate properties were pledged on loan obligations as of December 31, 2010. Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2010, we were in compliance with these financial covenants.

        Our debt matures on the following schedule (in thousands):

2011	$733,739	(1)
2012	271,390
2013	146,049
2014	210,225
2015	396,473
Thereafter	582,520

Total	$2,340,396	(2)

(1)
Includes $142.3 million in maturities that were extended to 2012 in January 2011 and an additional $311.8 million that may also be extended for one year, subject to certain conditions.

(2)
Represents scheduled principal amortization and maturities only and therefore excludes net discounts of $16.7 million.

        Weighted average borrowings under our Revolving Credit Facility totaled $337.2 million in 2010 and $384.7 million in 2009. The weighted average interest rate on this credit facility was 2.14% in 2010 and 2.75% in 2009.

        We capitalized interest costs of $16.5 million in 2010, $15.5 million in 2009 and $18.3 million in 2008.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

        The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$1,559,034	$1,579,022	$1,324,609	$1,252,126
Variable-rate debt	764,647	769,247	729,232	704,508

	$2,323,681	$2,348,269	$2,053,841	$1,956,634

11. Interest Rate Derivatives

        The following table sets forth the key terms and fair values of our interest rate swap derivatives at December 31, 2010 and 2009 (dollars in thousands):

					Fair Value at December 31,
Notional Amount		One-Month LIBOR Base	Effective Date	Expiration Date
					2010	2009
$120,000		1.7600%	1/2/2009	5/1/2012	$(2,062)	$(669)
100,000		1.9750%	1/1/2010	5/1/2012	(2,002)	(1,068)
50,000		0.5025%	1/3/2011	1/3/2012	(64)	—
50,000		0.5025%	1/3/2011	1/3/2012	(64)	—
50,000		0.4400%	1/4/2011	1/3/2012	(34)	—
40,000	(1)	3.8300%	11/2/2010	11/2/2015	644	—

					$(3,582)	$(1,737)

(1)
The notional amount of this instrument is scheduled to amortize to $36.2 million.

        Each of these interest rate swaps were designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
Derivatives Designated as Hedging Instruments
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other assets	$644	Prepaid expenses and other assets	$—
Interest rate swaps	Other liabilities	(4,226)	Other liabilities	(1,737)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Interest Rate Derivatives (Continued)

        The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income for 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2010	2009
Amount of loss recognized in AOCL (effective portion)	$(5,473)	$(3,253)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(3,689)	(6,680)
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	(261)

Over the next 12 months, we estimate that approximately $4.0 million will be reclassified from AOCL as an increase to interest expense.

        We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations. These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of December 31, 2010, the fair value of interest rate derivatives in a liability position related to these agreements was $4.2 million, excluding the effects of accrued interest. As of December 31, 2010, we had not posted any collateral related to these agreements. We are not in default with any of these provisions. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $4.6 million.

12. Shareholders' Equity

Preferred Shares

        At December 31, 2010, we had 15.0 million preferred shares of beneficial interest ("preferred shares") authorized at $0.01 par value. The table below sets forth additional information pertaining to our preferred shares (dollars in thousands, except per share data):

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

        Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares are also convertible, subject to certain conditions, into common shares

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Shareholders' Equity (Continued)

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

Common Shares

        During 2009 and 2010, we completed the following public offerings of common shares:

  •
  2,990,000 common shares in April 2009 that was made in conjunction with our inclusion in the S&P MidCap 400 Index effective April 1, 2009. The shares were issued at a public offering price of $24.35 per share for net proceeds of $72.1 million after underwriting discounts but before offering expenses; and

  •
  7,475,000 common shares in November 2010 at a public offering price of $34.25 per share for net proceeds of $245.8 million after underwriting discounts but before offering expenses.

        Holders of common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit in the amount of 663,498 in 2010, 2,841,394 in 2009 and 258,917 in 2008.

        We declared dividends per common share of $1.61 in 2010, $1.53 in 2009 and $1.425 in 2008.

        See Note 14 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

        The table below sets forth activity in the accumulated other comprehensive loss component of shareholders' equity (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Beginning balance	$(1,907)	$(4,749)	$(2,372)
Amount of loss recognized in AOCL (effective portion)	(5,473)	(3,253)	(2,769)
Amount of loss reclassified from AOCL to income (effective portion)	3,689	6,680	62
Adjustment to AOCL attributable to noncontrolling interests	(472)	(585)	330

Ending balance	$(4,163)	$(1,907)	$(4,749)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Shareholders' Equity (Continued)

        The table below sets forth total comprehensive income and total comprehensive income attributable to COPT (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net income	$45,504	$61,299	$61,316
Amount of loss recognized in AOCL	(5,473)	(3,253)	(2,769)
Amount of loss reclassified from AOCL to income	3,689	6,680	62

Total comprehensive income	43,720	64,726	58,609
Net income attributable to noncontrolling interests	(2,744)	(4,970)	(7,351)
Other comprehensive loss (income) attributable to noncontrolling interests	153	(349)	403

Total comprehensive income attributable to COPT	$41,129	$59,407	$51,661

13. Noncontrolling Interests

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

        Common units of the Operating Partnership are substantially similar economically to our common shares. Common units not owned by us are also exchangeable into our common shares, subject to certain conditions.

        The Operating Partnership has 352,000 Series I Preferred Units issued to an unrelated party that have an aggregate liquidation preference of $8.8 million ($25.00 per unit), plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by the Operating Partnership at our option any time after September 22, 2019. The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for common shares in accordance with the terms of the Operating Partnership's agreement of limited partnership.

14. Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

        On May 13, 2010, we adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan, which replaced the 2008 Omnibus Equity and Incentive Plan adopted in May 2008. We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5,900,000 common shares of beneficial interest, of which 3,000,000 were added pursuant to the amendment and restatement, to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

        In March 1998, we adopted a long-term incentive plan for our Trustees and employees. This plan, which expired in March 2008, provided for the award of options, restricted shares and dividend equivalents.

        Grants of restricted shares and options under these plans to nonemployee Trustees generally vest on the first anniversary of the grant date provided that the Trustee remains in his position. Restricted shares and options granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us. Options expire ten years after the date of grant. Shares for each of our share-based compensation plans are issued under registration statements on Form S-8 that became effective upon filing with the Securities and Exchange Commission.

        The following table summarizes restricted share transactions under our share-based compensation plans for 2008, 2009 and 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	415,905	$38.50
Granted	308,569	31.76
Forfeited	(19,851)	36.07
Vested	(142,195)	35.32

Unvested at December 31, 2008	562,428	35.69
Granted	340,660	25.30
Forfeited	(5,081)	29.83
Vested	(229,017)	35.74

Unvested at December 31, 2009	668,990	30.43
Granted	290,956	37.74
Forfeited	(13,986)	34.38
Vested	(276,102)	$32.24

Unvested at December 31, 2010	669,858	$32.77

Restricted shares expected to vest	648,063	$32.81

        The aggregate intrinsic value of restricted shares that vested was $10.3 million in 2010, $5.9 million in 2009 and $4.4 million in 2008.

        On March 4, 2010, our Board of Trustees granted 100,645 PSUs to executives all of which were outstanding at December 31, 2010. The PSUs have a performance period beginning on the grant date and concluding the earlier of three years from the grant date or the date of: (1) termination by the

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, "qualified termination"); or (2) a sale event. The number of PSUs earned ("earned PSUs") at the end of the performance period will be determined based on the percentile rank of the Company's total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes option transactions under our share-based compensation plans for 2008, 2009 and 2010 (dollars in thousands, except per share data):

	Shares	Range of Exercise Price per Share		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,141,344	$7.38 - $57.00		$25.29	6	$22,639
Granted—2008	40,000	$37.81		37.81
Forfeited/Expired—2008	(51,786)	$8.00 - $53.16		43.07
Exercised—2008	(180,239)	$7.63 - $34.76		15.72

Outstanding at December 31, 2008	1,949,319	$7.38 - $57.00		25.96	5	$18,744
Granted—2009	50,000	$29.98 - $37.61		31.51
Forfeited/Expired—2009	(32,812)	$25.52 - $53.16		44.33
Exercised—2009	(464,601)	$7.38 - $35.87		11.25

Outstanding at December 31, 2009	1,501,906	$8.63 - $57.00		30.29	5	$14,579
Forfeited/Expired—2010	(34,966)	$41.33 - $49.60		46.59
Exercised—2010	(278,656)	$8.63 - $42.07		16.42

Outstanding at December 31, 2010	1,188,284	$9.54 - $57.00		$33.07	5	$7,987

Exercisable at December 31, 2008	1,657,956		(1)	$22.60

Exercisable at December 31, 2009	1,389,141		(2)	$29.42

Exercisable at December 31, 2010	1,188,284		(3)	$33.07

(1)
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

(2)
83,441 of these options had an exercise price ranging from $8.63 to $10.99; 345,792 had an exercise price ranging from $11.00 to $16.99; 172,914 had an exercise price ranging from $17.00 to $25.99; 190,287 had an exercise price ranging from $26.00 to $34.99; 343,040 had an exercise price ranging from $35.00 to $43.99; and 253,667 had an exercise price ranging from $44.00 to $57.00.

(3)
231,946 of these options had an exercise price ranging from $9.54 to $16.73; 246,103 had an exercise price ranging from $16.74 to $30.04; 205,012 had an exercise price ranging from $30.05 to $41.28; 253,607 had an exercise price ranging from $41.29 to $45.24; 251,616 had an exercise price ranging from $45.25 to $57.

        The aggregate intrinsic value of options exercised was $5.9 million in 2010, $10.4 million in 2009 and $3.7 million in 2008.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

        We computed share-based compensation expense for options under the fair value method using the Black-Scholes option-pricing model; the weight average assumptions we used in that model for options granted in 2008 and 2009 are set forth below:

	For the Years Ended December 31,
	2009	2008(4)
Weighted average fair value of grants on grant date	$10.15	$8.00
Risk-free interest rate(1)	2.20%	3.62%
Expected life-years	5.32	6.52
Expected volatility(2)	47.71%	24.22%
Expected dividend yield(3)	3.77%	3.07%

(1)
Ranged from 2.08% to 2.70% in 2009.

(2)
Ranged from 47.60% to 48.17% in 2009.

(3)
Ranged from 3.73% to 3.93% in 2009.

(4)
Since one group of grants sharing the same terms took place in 2008, the assumptions used for such grants were uniform.

        We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax shortfall of $152,000 in 2009 and benefit of $1.1 million in 2008 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.

        The table below sets forth information relating to expenses from share-based compensation included in our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Increase in general and administrative expenses	$9,787	$8,173	$6,324
Increase in construction contract and other service operations expenses	2,058	2,429	2,712

Share-based compensation expense	$11,845	$10,602	$9,036

        We capitalized share-based compensation costs of approximately $794,000 in 2010, $620,000 in 2009 and $769,000 in 2008.

        The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for options and PSUs and 0% to 4% for restricted shares for 2010, 0% for options and 2% to 5% for restricted shares for 2009 and 7% for options and 2% to 5% for restricted shares for 2008.

        As of December 31, 2010, all of our options are vested and fully expensed. As of December 31, 2010, there was $12.8 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years. As of

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

December 31, 2010, there was $3.9 million of unrecognized compensation cost related to PSUs that is expected to be recognized over the remaining performance period of approximately two years.

401(k) Plan

        We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to defer up to a maximum of 15% of their compensation on an after tax basis. Participants who are 50 years of age or older by the end of a particular plan year and have contributed the maximum 401(k) deferral amount allowed under the plan for that year are eligible to contribute an additional portion of their annual compensation on a before-tax basis as catch-up contributions, up to the annual limit under the Internal Revenue Code of 1986, as amended. For contributions to the plan occurring subsequent to December 31, 2008, we match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the plan and 50% of the next 5% in participant contributions to the plan (representing an aggregate match by us of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the plan). For contributions to the plan occurring through December 31, 2008, we matched 50% of the first 6% of pre-tax and/or after-tax contributions that participants contributed to the Plan. Participants' contributions are fully vested. For matching contributions made subsequent to December 31, 2008, a participant is 50% vested in Company matching contributions after one year of credited service and 100% vested after two years of credited service. For matching contributions made through December 31, 2008, a participant is 30% vested in Company matching contributions after one year of credited service, 60% vested after two years of credited service and 100% vested after three years of credited service. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $1.0 million in 2010, $969,000 in 2009 and $641,000 in 2008. The 401(k) plan is fully funded at December 31, 2010.

Deferred Compensation Plan

        We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. We match the participant's contribution in an amount equal to 50% of the participant's elective deferral for the plan year up to a maximum of 6% of a participant's annual compensation after deducting contributions, if any, made under our 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company's matching contribution is charged to expense and vests in annual one-third increments. Once an employee has been with us for three years, all matching contributions are fully vested. The balance of the plan, which was fully funded, totaled $8.2 million at December 31, 2010 and $6.7 million at December 31, 2009, and is included in the accompanying consolidated balance sheets.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Operating Leases

        We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our consolidated properties at December 31, 2010 were as follows (in thousands):

Year Ending December 31,
2011	$359,021
2012	320,637
2013	274,035
2014	237,258
2015	189,186
Thereafter	520,063

$1,900,200

16. Information by Business Segment

        As of December 31, 2010, we had nine primary office property segments (comprised of: the Baltimore/Washington Corridor; Greater Baltimore; Northern Virginia; Colorado Springs; Suburban Maryland; San Antonio; Washington, DC-Capitol Riverfront; Greater Philadelphia; and St. Mary's & King George Counties) and a wholesale data center segment.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment (Continued)

        The table below reports segment financial information for our real estate operations (in thousands). Our segment entitled "Other" includes assets and operations not specifically associated with the other defined segments, including certain properties as well as corporate assets and investments in unconsolidated entities. We measure the performance of our segments through a measure we define as net operating income from real estate operations ("NOI from real estate operations"), which is derived by subtracting property operating expenses from revenues from real estate operations. We believe that NOI from real estate operations is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties (in thousands).

	Baltimore/ Washington Corridor	Greater Baltimore	Northern Virginia	Colorado Springs	Suburban Maryland	San Antonio	Washington, DC –Capitol Riverfront	Greater Philadelphia	St. Mary's & King George Counties	Wholesale Data Center	Other	Total
Year Ended December 31, 2010
Revenues from real estate operations	$207,456	$71,850	$75,063	$24,897	$21,759	$21,673	$4,678	$6,299	$13,967	$1,062	$13,024	$461,728
Property operating expenses	77,340	31,491	28,115	9,137	9,657	10,447	1,708	2,274	4,340	1,202	4,052	179,763

NOI from real estate operations	$130,116	$40,359	$46,948	$15,760	$12,102	$11,226	$2,970	$4,025	$9,627	$(140)	$8,972	$281,965

Additions to properties, net	$90,054	$38,586	$108,438	$3,499	$4,434	$19,064	$92,811	$20,714	$7,090	$125,636	$15,084	$525,410

Segment assets at December 31, 2010	$1,392,524	$585,001	$545,560	$265,119	$176,776	$154,787	$120,492	$122,734	$99,412	$129,815	$252,297	$3,844,517

Year Ended December 31, 2009
Revenues from real estate operations	$197,610	$58,275	$79,132	$23,125	$19,620	$13,566	$—	$7,983	$13,960	$—	$13,584	$426,855
Property operating expenses	72,902	25,560	30,111	7,391	8,393	4,479	—	1,271	3,491	—	3,808	157,406

NOI from real estate operations	$124,708	$32,715	$49,021	$15,734	$11,227	$9,087	$—	$6,712	$10,469	$—	$9,776	$269,449

Additions to properties, net	$98,437	$124,637	$7,673	$22,593	$24,022	$38,353	$—	$9,126	$2,200	$—	$3,960	$331,001

Segment assets at December 31, 2009	$1,332,579	$569,590	$451,965	$270,358	$179,453	$134,986	$—	$105,372	$94,732	$—	$240,987	$3,380,022

Year Ended December 31, 2008
Revenues from real estate operations	$184,250	$54,626	$75,974	$20,343	$19,294	$9,311	$—	$10,025	$12,894	$—	$13,274	$399,991
Property operating expenses	65,474	23,978	29,520	7,284	7,102	2,425	—	202	3,245	—	2,119	141,349

NOI from real estate operations	$118,776	$30,648	$46,454	$13,059	$12,192	$6,886	$—	$9,823	$9,649	$—	$11,155	$258,642

Additions to properties, net	$84,299	$17,132	$4,294	$73,683	$38,302	$34,973	$—	$1,575	$2,801	$—	$18,908	$275,967

Segment assets at December 31, 2008	$1,263,939	$439,114	$464,198	$252,559	$152,918	$96,643	$—	$95,783	$95,288	$—	$253,797	$3,114,239

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment (Continued)

        The following table reconciles our segment revenues from real estate operations to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Segment revenues from real estate operations	$461,728	$426,855	$399,991
Construction contract and other service revenues	104,675	343,087	188,385
Less: Revenues from discontinued operations (Note 18)	(1,928)	(2,871)	(3,231)

Total revenues	$564,475	$767,071	$585,145

        The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Segment property operating expenses	$179,763	$157,406	$141,349
Less: Property operating expenses from discontinued operations (Note 18)	(344)	(252)	(454)

Total property operating expenses	$179,419	$157,154	$140,895

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

	For the Years Ended December 31,
	2010	2009	2008
Construction contract and other service revenues	$104,675	$343,087	$188,385
Construction contract and other service expenses	(102,302)	(336,519)	(184,142)

NOI from service operations	$2,373	$6,568	$4,243

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment (Continued)

        The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
NOI from real estate operations	$281,965	$269,449	$258,642
NOI from service operations	2,373	6,568	4,243
Interest and other income	9,568	5,164	2,070
Gain on early extinguishment of debt	—	—	8,101
Equity in income (loss) of unconsolidated entities	1,376	(941)	(147)
Income tax expense	(108)	(196)	(201)
Other adjustments:
Depreciation and amortization associated with real estate operations	(123,236)	(108,529)	(101,854)
General and administrative expenses	(24,008)	(23,240)	(24,096)
Business development expenses	(4,197)	(3,699)	(1,233)
Interest expense on continuing operations	(101,865)	(82,187)	(86,368)
NOI from discontinued operations	(1,584)	(2,619)	(2,777)

Income from continuing operations	$40,284	$59,770	$56,380

        The accounting policies of the segments are the same as those used to prepare our consolidated financial statement, except that discontinued operations are not presented separately for segment purposes. We did not allocate interest expense and depreciation and amortization to our real estate segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in income (loss) of unconsolidated entities, income taxes, gain on early extinguishment of debt and noncontrolling interests because these items represent general corporate items not attributable to segments.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        The differences between taxable income reported on our income tax return (estimated 2010 and actual 2009 and 2008) and net income as reported on our consolidated statements of operations are set forth below (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
	(Estimated)
Net income	$45,504	$61,299	$61,316
Adjustments:
Rental revenue recognition	(8,413)	(1,646)	(12,681)
Compensation expense recognition	(4,820)	(5,240)	1,600
Operating expense recognition	280	1,061	965
Gain on sales of properties	1,158	—	(4,358)
Losses from service operations	(1,628)	303	(1,867)
Income tax expense	119	196	779
Depreciation and amortization	42,839	36,031	36,181
Discounts/premiums included in interest expense	5,713	3,390	(170)
Income from unconsolidated entities	(118)	(12)	82
Noncontrolling interests, gross	(2,091)	(5,813)	(1,568)
Other	1,408	(2,954)	1,517

Taxable income	$79,951	$86,615	$81,796

        For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Ordinary income	59.7%	87.5%	94.0%	88.3%	100.0%	98.4%
Long term capital gain	8.0%	0.0%	1.5%	11.7%	0.0%	1.6%
Return of capital	32.3%	12.5%	4.5%	0.0%	0.0%	0.0%

        We distributed all of our REIT taxable income in 2010, 2009 and 2008 and, as a result, did not incur Federal income tax in those years on such income.

        The net basis of our assets and liabilities for tax reporting purposes is approximately $310.0 million lower than the amount reported on our consolidated balance sheet at December 31, 2010, which is primarily related to differences in basis for net properties, intangible assets on real estate acquisitions and deferred rent receivable.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        We own a taxable REIT subsidiary ("TRS") that is subject to Federal and state income taxes. Our TRS had income before income taxes under GAAP of $345,000 in 2010, $506,000 in 2009 and $2.0 million in 2008. Our TRS' provision for income tax consisted of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Deferred
Federal	$(64)	$115	$352
State	(14)	25	26

	(78)	140	378

Current
Federal	161	46	328
State	36	10	73

	197	56	401

Total income tax expense	$119	$196	$779

Reported on line entitled income tax expense	$108	$196	$201
Reported on line entitled gain on sales of real estate, net	11	—	578

Total income tax expense	$119	$196	$779

        A reconciliation of our TRS' Federal statutory rate to the effective tax rate for income tax reported on our statements of operations is set forth below:

	For the Years Ended December 31,
	2010	2009	2008
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.2%	4.6%	4.6%
Other	(3.5)%	0.1%	0.1%

Effective tax rate	34.7%	38.7%	38.7%

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

18. Discontinued Operations

        Income from discontinued operations primarily includes revenues and expenses associated with the following:

  •
  429 Ridge Road property in Central New Jersey (included in the Other region) that was sold on January 31, 2008;

  •
  47 Commerce Drive property in Central New Jersey (included in the Other region) that was sold on April 1, 2008;

  •
  7253 Ambassador Road property in the Greater Baltimore region that was sold on June 2, 2008;

  •
  11101 McCormick Road property in the Greater Baltimore region that was sold on February 1, 2010; and

  •
  431 and 437 Ridge Road properties in Central New Jersey (included in the Other region) that were sold on September 8, 2010.

        Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue from real estate operations	$1,928	$2,871	$3,231

Expenses from real estate operations:
Property operating expenses	344	252	454
Depreciation and amortization	7	857	918

Expenses from real estate operations	351	1,109	1,372

Operating income from real estate operations	1,577	1,762	1,859
Interest expense	(263)	(233)	(553)
Gain on sales of real estate	1,077	—	2,526

Discontinued operations	$2,391	$1,529	$3,832

19. Earnings Per Share ("EPS")

        We present both basic and diluted EPS. We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the year. Our computation of diluted EPS is similar except that:

  •
  the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into our common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the year attributable to share-based compensation using the treasury stock or if-converted methods; and

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Share ("EPS") (Continued)

  •
  the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common shares that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2010	2009	2008
Numerator:
Income from continuing operations	$40,284	$59,770	$56,380
Add: Gain on sales of real estate, net	2,829	—	1,104
Less: Preferred share dividends	(16,102)	(16,102)	(16,102)
Less: Income from continuing operations attributable to noncontrolling interests	(2,562)	(4,822)	(6,773)
Less: Income from continuing operations attributable to restricted shares	(1,071)	(1,010)	(728)

Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	23,378	37,836	33,881
Add: Discontinued operations, net	2,391	1,529	3,832
Less: Discontinued operations, net attributable to noncontrolling interests	(182)	(148)	(578)

Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$25,587	$39,217	$37,135

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	59,611	55,930	48,132
Dilutive effect of share-based compensation awards	333	477	688

Denominator for diluted EPS	59,944	56,407	48,820

Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.39	$0.68	$0.70
Discontinued operations attributable to COPT common shareholders	0.04	0.02	0.07

Net income attributable to COPT common shareholders	$0.43	$0.70	$0.77

Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.39	$0.68	$0.69
Discontinued operations attributable to COPT common shareholders	0.04	0.02	0.07

Net income attributable to COPT common shareholders	$0.43	$0.70	$0.76

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Share ("EPS") (Continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective years (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2010	2009	2008
Conversion of common units	4,608	5,717	8,107
Conversion of convertible preferred units	176	176	176
Conversion of convertible preferred shares	434	434	434

        As discussed in Note 10, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the years was less than the exchange prices per common share applicable for such years.

        The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

  •
  weighted average restricted shares of 666,000 for 2010, 662,000 for 2009 and 527,000 for 2008; and

  •
  weighted average options of 653,000 for 2010, 814,000 for 2009 and 757,000 for 2008.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (Unaudited)

        The tables below set forth selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,593	$135,322	$128,158	$151,402

Operating income	$31,408	$33,976	$30,841	$35,088

Income from continuing operations	$9,826	$8,330	$5,320	$16,808

Discontinued operations	$832	$486	$1,129	$(56)

Net income	$10,675	$9,151	$8,926	$16,752
Net income attributable to noncontrolling interests	(737)	(685)	(94)	(1,228)

Net income attributable to COPT	9,938	8,466	8,832	15,524
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net income attributable to COPT common shareholders	$5,913	$4,440	$4,807	$11,498

Basic earnings per share:
Income from continuing operations	$0.08	$0.06	$0.06	$0.18

Net income attributable to COPT common shareholders	$0.10	$0.07	$0.08	$0.18

Diluted earnings per share:
Income from continuing operations	$0.08	$0.06	$0.06	$0.18

Net income attributable to COPT common shareholders	$0.10	$0.07	$0.08	$0.18

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (Unaudited) (Continued)

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$180,997	$208,331	$199,453	$178,290

Operating income	$36,244	$35,297	$34,271	$32,118

Income from continuing operations	$17,774	$17,675	$15,154	$9,167

Discontinued operations	$392	$376	$382	$379

Net income	$18,166	$18,051	$15,536	$9,546
Net income attributable to noncontrolling interests	(2,019)	(1,412)	(1,081)	(458)

Net income attributable to COPT	16,147	16,639	14,455	9,088
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net income attributable to COPT common shareholders	$12,122	$12,613	$10,430	$5,062

Basic earnings per share:
Income from continuing operations	$0.22	$0.21	$0.17	$0.08

Net income attributable to COPT common shareholders	$0.23	$0.22	$0.18	$0.08

Diluted earnings per share:
Income from continuing operations	$0.22	$0.21	$0.17	$0.08

Net income attributable to COPT common shareholders	$0.23	$0.22	$0.18	$0.08

21. Commitments and Contingencies

Litigation

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

        In 2005, a suit was initiated in the United States District Court for the District of Columbia against The Secretary of the United States Army, PenMar Development Corporation ("PMDC") and us, as defendants, in connection with our then pending acquisition of the former army base known as Fort Ritchie located in Cascade, Maryland. The case was dismissed by the United States District Court in 2006 due to the plaintiffs' lack of standing but upon the filing of an appeal, the findings of the District Court were reversed and the case remanded to the District Court for further proceedings. We subsequently acquired from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006 and the remaining 91 acres on November 29, 2007.

        On November 10, 2009, the District Court issued an Order, together with a Memorandum Opinion, which precludes us from proceeding with the implementation of our development plan until

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

the Army either re-issues an amended Record of Environmental Consideration ("REC") or a Supplemental Environmental Impact Statement ("SEIS") that complies with the District Court's Memorandum Opinion. The Memorandum Opinion highlights various areas of the existing REC which could be revised to include greater detail on the Army's deliberative process whereby the Army determined that a SEIS was not necessary. We are working with both the Army's counsel and the Army representative on re-submission of the amended REC to the Court in order to lift the restrictions imposed by the Court.

        On January 8, 2010, the Army filed an appeal in the United States Court of Appeals for the District of Columbia Circuit, and, on January 19, 2011, the appeal was dismissed. On January 21, 2011, the District Court issued an order for the parties to meet and confer to provide a status report to the Court on or before February 4, 2011 and the Court has approved an extended filing date of February 18, 2011. In the event that this matter is not favorably resolved, we may be unable to execute our development plans for the property, which could render us unable to recover some or all of our investment made in the property. As of December 31, 2010, the carrying value of our investment in the property was $27.7 million.

Environmental

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

        We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of December 31, 2010.

        We may be required to make our pro rata share of additional investments in our real estate joint ventures (generally based on our percentage ownership) in the event that additional funds are needed.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

In the event that the other members of these joint ventures do not pay their share of investments when additional funds are needed, we may then deem it appropriate to make even larger investments in these joint ventures.

Tax Incremental Financing Obligation

        In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North. The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds. We recognized a $3.5 million liability through December 31, 2010 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Ground Leases

        We are obligated as lessee under two ground leases that expire in 2099 and 2100. Future minimum rental payments due under the terms of these leases as of December 31, 2010 follow (in thousands):

Year Ending December 31,
2011	$320
2012	320
2013	320
2014	320
2015	320
Thereafter	27,080

$28,680

Environmental Indemnity Agreement

        We agreed to provide certain environmental indemnifications in connection with a lease of three New Jersey properties that we no longer own. The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete. Under the lease agreement, we agreed to the following:

  •
  to indemnify the tenant against losses covered under the prior owner's indemnity agreement if the prior owner fails to indemnify the tenant for such losses. This indemnification is capped at $5.0 million in perpetuity after the State of New Jersey declares the remediation to be complete;

  •
  to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings for 15 years after the tenant's acquisition of the property from us. This indemnification is limited to $12.5 million; and

  •
  to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties. This indemnification is limited to $300,000 annually and $1.5 million in the aggregate.

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in Thousands)

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
100 Sentry Gateway (O)	San Antonio, TX	6,752	1,178	9,191	—	1,178	9,191	10,369	—	(5)	7/16/2008
100 West Pennsylvania Avenue (O)	Towson, MD	—	698	950	769	698	1,719	2,417	(220)	1952/1989	1/10/2007
10001 Franklin Square Drive (O)	White Marsh, MD	—	4,033	11,483	762	4,033	12,245	16,278	(1,634)	1997	1/9/2007
10150 York Road (O)	Hunt Valley, MD	—	2,700	11,623	5,564	2,700	17,187	19,887	(5,733)	1985	4/15/2004
102 West Pennsylvania Avenue (O)	Towson, MD	—	1,090	3,182	845	1,090	4,027	5,117	(701)	1968/2001	1/10/2007
10270 Old Columbia Road (O)	Columbia, MD	1,121	751	1,402	190	751	1,592	2,343	(297)	1988/2001	1/9/2007
10280 Old Columbia Road (O)	Columbia, MD	1,138	756	1,431	130	756	1,561	2,317	(253)	1988/2001	1/9/2007
10290 Old Columbia Road (O)	Columbia, MD	721	490	895	235	490	1,130	1,620	(228)	1988/2001	1/9/2007
1055 North Newport Road (O)	Colorado Springs, CO	—	972	9,991	—	972	9,991	10,963	(706)	2007-2008	5/19/2006
10807 New Allegiance Drive (O)	Colorado Springs, CO	—	1,840	25,251	60	1,840	25,311	27,151	(645)	2009	9/28/2005
109-111 Allegheny Avenue (O)	Towson, MD	—	1,688	5,620	147	1,688	5,767	7,455	(746)	1971	1/10/2007
1099 Winterson Road (O)	Linthicum, MD	12,012	1,323	5,293	2,136	1,323	7,429	8,752	(2,686)	1988	4/30/1998
110 Thomas Johnson Drive (O)	Frederick, MD	—	2,810	12,075	799	2,810	12,874	15,684	(1,706)	1987/1999	10/21/2005
11011 McCormick Road (O)	Hunt Valley, MD	—	875	3,474	1,635	875	5,109	5,984	(1,248)	1974	12/22/2005
1120 Vapor Trail (O)	Colorado Springs, CO	—	1,291	1	—	1,291	1	1,292	—	(6)	5/19/2006
11311 McCormick Road (O)	Hunt Valley, MD	—	2,308	21,310	5,811	2,308	27,121	29,429	(4,781)	1984/1994	12/22/2005
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	9	364	3,118	3,482	(723)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	42,885	1,305	52,098	112	1,305	52,210	53,515	(4,668)	2007	9/15/2006
11800 Tech Road (O)	Silver Spring, MD	16,016	4,574	19,703	2,349	4,574	22,052	26,626	(6,209)	1989	8/1/2002
1190 Winterson Road (O)	Linthicum, MD	11,291	1,335	5,340	3,919	1,335	9,259	10,594	(4,522)	1987	4/30/1998
1199 Winterson Road (O)	Linthicum, MD	18,578	1,599	6,395	2,832	1,599	9,227	10,826	(3,823)	1988	4/30/1998
1201 M Street (O)	Washington, DC	38,261	—	49,785	—	—	49,785	49,785	(632)	2001	9/1/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	460	1,288	5,614	6,902	(1,747)	1985	4/30/1998
1220 12th Street, SE (O)	Washington, DC	31,471	—	42,682	344	—	43,026	43,026	(422)	2003	9/1/2010
1243 Winterson Road (O)	Linthicum, MD	—	630	—	—	630	—	630	—	(6)	12/19/2001
12515 Academy Ridge View (O)	Colorado Springs, CO	—	2,612	7,260	—	2,612	7,260	9,872	(380)	2006	6/26/2009
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	2,325	2,078	10,638	12,716	(3,883)	1996	11/18/1999
1304 Concourse Drive (O)	Linthicum, MD	9,621	1,999	12,934	362	1,999	13,296	15,295	(3,693)	2002	11/18/1999

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	1,887	2,796	13,073	15,869	(4,089)	1990	11/18/1999
131 National Business Parkway (O)	Annapolis Junction, MD	7,168	1,906	7,623	1,802	1,906	9,425	11,331	(3,260)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	28,264	2,917	12,259	2,275	2,917	14,534	17,451	(5,230)	2000	5/28/1999
13200 Woodland Park Road (O)	Herndon, VA	63,659	10,428	41,711	13,760	10,428	55,471	65,899	(14,779)	2002	6/2/2003
133 National Business Parkway (O)	Annapolis Junction, MD	9,591	2,517	10,068	4,183	2,517	14,251	16,768	(4,844)	1997	9/28/1998
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	311	587	2,658	3,245	(762)	1989	4/28/1999
1334 Ashton Road (O)	Hanover, MD	—	736	2,946	2,173	736	5,119	5,855	(1,438)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	19,200	3,684	7,517	1,621	3,684	9,138	12,822	(3,069)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	894	905	4,514	5,419	(1,638)	1989	4/28/1999
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	421	306	1,644	1,950	(581)	1989	4/28/1999
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(274)	1989	4/28/1999
1344 Ashton Road (O)	Hanover, MD	—	355	1,421	384	355	1,805	2,160	(681)	1989	4/28/1999
13450 Sunrise Valley (O)	Herndon, VA	—	1,386	5,576	1,818	1,386	7,394	8,780	(2,203)	1998	7/25/2003
13454 Sunrise Valley (O)	Herndon, VA	—	2,899	11,986	2,271	2,899	14,257	17,156	(3,364)	1998	7/25/2003
1348 Ashton Road (R)	Hanover, MD	—	50	—	40	50	40	90	(19)	1988	4/28/1999
135 National Business Parkway (O)	Annapolis Junction, MD	10,272	2,484	9,750	1,522	2,484	11,272	13,756	(4,326)	1998	12/30/1998
1350 Dorsey Road (O)	Hanover, MD	—	393	1,573	549	393	2,122	2,515	(712)	1989	4/28/1999
1362 Mellon Road (O)	Hanover, MD	—	1,706	6,797	—	1,706	6,797	8,503	(456)	2006	2/10/2006
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	631	3,407	24,798	28,205	(4,380)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	10,066	2,398	9,590	1,632	2,398	11,222	13,620	(3,590)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	819	3,731	16,772	20,503	(3,440)	1999	9/29/2004
1460 Dorsey Road (O)	Hanover, MD	—	2,141	45	—	2,141	45	2,186	—	(6)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	31	1,572	8,206	9,778	(3,062)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	22	1,615	8,380	9,995	(3,100)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	2,623	3,436	17,025	20,461	(4,351)	1999	7/25/2003
15 Governor's Court (O)	Woodlawn, MD	—	383	1,168	—	383	1,168	1,551	(238)	1981	12/22/2005
15 West Gude Drive (O)	Rockville, MD	—	3,120	13,626	2,921	3,120	16,547	19,667	(2,996)	1986	4/7/2005
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,180	12,031	5,193	59,211	64,404	(16,963)	1989	11/30/2001
1501 South Clinton Street (O)	Baltimore, MD	—	35,264	49,609	276	35,264	49,885	85,149	(2,433)	2006	10/27/2009
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	147	3,500	42,068	45,568	(4,392)	2006	11/30/2001
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	704	4,415	21,069	25,484	(5,747)	1997	8/14/2002

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
15059 Conference Center Drive (O)	Chantilly, VA	23,648	5,753	13,615	999	5,753	14,614	20,367	(4,011)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	15,513	16,930	—	15,513	16,930	32,443	(686)	2009	10/28/2009
1550 Westbranch Dr (O)	McLean, VA	—	5,595	26,212	97	5,595	26,309	31,904	(490)	2002	6/28/2010
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	6	1,097	3,776	4,873	(384)	1985/2007	6/19/2008
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	11	2,299	6,556	8,855	(650)	1985/2006	6/19/2008
16442 Commerce Drive (O)	Dahlgren, VA	2,396	613	2,582	198	613	2,780	3,393	(499)	2002	12/21/2004
16444 Commerce Drive (O)	Dahlgren, VA	—	317	671	—	317	671	988	—	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	164	1,856	7,589	9,445	(1,217)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	1,959	522	2,090	176	522	2,266	2,788	(440)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,370	688	4,230	4,918	(766)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	858	773	3,952	4,725	(744)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	1,633	436	1,742	1	436	1,743	2,179	(262)	2002	12/21/2004
1670 North Newport Road (O)	Colorado Springs, CO	4,572	853	7,007	236	853	7,243	8,096	(1,196)	1986/1987	9/30/2005
17 Governor's Court (O)	Woodlawn, MD	—	170	530	293	170	823	993	(151)	1981	12/22/2005
1751 Pinnacle Drive (O)	McLean, VA	31,796	10,486	42,339	11,171	10,486	53,510	63,996	(11,716)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	25,659	8,275	34,353	8,339	8,275	42,692	50,967	(7,753)	1976/2004	9/23/2004
1915 Aerotech Drive (O)	Colorado Springs, CO	3,394	556	3,094	471	556	3,565	4,121	(796)	1985	6/8/2006
1925 Aerotech Drive (O)	Colorado Springs, CO	3,717	556	3,067	358	556	3,425	3,981	(487)	1985	6/8/2006
200 International Circle (O)	Hunt Valley, MD	—	2,016	10,851	3,368	2,016	14,219	16,235	(2,582)	1987	12/22/2005
200 Sentry Gateway (O)	San Antonio, TX	—	—	262	—	—	262	262	—	(5)	7/16/2008
201 International Circle (O)	Hunt Valley, MD	—	1,552	6,071	2,072	1,552	8,143	9,695	(1,669)	1982	12/22/2005
201 Technology Drive (O)	Lebanon, VA	21,431	726	31,091	60	726	31,151	31,877	(2,464)	2007	10/5/2007
202 Research Boulevard (O)	Aberdeen, MD	—	1,862	2,289	—	1,862	2,289	4,151	—	(5)	9/14/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,862	8,338	—	1,862	8,338	10,200	—	(5)	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	12,973	1,045	15,059	—	1,045	15,059	16,104	(108)	2010	9/14/2007
21 Governor's Court (O)	Woodlawn, MD	—	771	3,341	804	771	4,145	4,916	(707)	1981/1995	12/22/2005
210 Research Boulevard (O)	Aberdeen, MD	9,639	1,065	11,963	—	1,065	11,963	13,028	(20)	2010	9/14/2007
216 Schilling Center (O)	Hunt Valley, MD	—	825	3,684	102	825	3,786	4,611	(447)	1988/2001	1/10/2007
222 Schilling Circle (O)	Hunt Valley, MD	—	754	2,465	423	754	2,888	3,642	(364)	1978/1997	1/10/2007
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	681	1,422	6,400	7,822	(1,364)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	490	1,362	6,281	7,643	(1,507)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	160	1,094	5,198	6,292	(1,169)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	192	2,243	10,611	12,854	(2,660)	1984/1997	3/24/2004
224 Schilling Circle (O)	Hunt Valley, MD	—	734	2,423	809	734	3,232	3,966	(482)	1978/1997	1/10/2007
226 Schilling Circle (O)	Hunt Valley, MD	—	1,877	9,891	232	1,877	10,123	12,000	(1,876)	1980	12/22/2005
23535 Cottonwood Parkway (O)	California, MD	—	763	3,051	192	763	3,243	4,006	(533)	1984	3/24/2004
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(2,696)	2000	3/4/2003
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	1,303	2,098	18,637	20,735	(2,344)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	14,277	1,737	15,266	45	1,737	15,311	17,048	(4,562)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	20,036	2,251	21,611	433	2,251	22,044	24,295	(6,319)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	24,923	3,863	29,272	36	3,863	29,308	33,171	(4,636)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	28,264	4,611	14,597	33	4,611	14,630	19,241	(4,063)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	33,880	8,737	31,612	1,749	8,737	33,361	42,098	(9,834)	1990	9/28/1998

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,337	1,524	3,207	17,861	21,068	(2,513)	1982/2008	12/20/2005
300 Sentinel Drive (O)	Annapolis Junction, MD	30,440	1,517	53,782	119	1,517	53,901	55,418	(1,286)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	23,500	2,648	29,405	257	2,648	29,662	32,310	(2,136)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	37,280	3,411	24,917	105	3,411	25,022	28,433	(3,071)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	21,707	3,260	22,592	60	3,260	22,652	25,912	(2,402)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	15,628	1,386	19,065	—	1,386	19,065	20,451	—	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	1,089	—	2,372	1,089	3,461	—	(5)	11/14/2003
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	3,089	—	3,138	3,089	6,227	—	(5)	11/14/2003
3120 Fairview Park Drive (O)	Herndon, VA	—	6,863	35,556	—	6,863	35,556	42,419	(76)	2008(5)	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,331	—	1,254	1,331	2,585	(83)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	15,551	2,748	23,905	—	2,748	23,905	26,653	—	(5)	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	23,030	2,185	28,426	—	2,185	28,426	30,611	(3,427)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	19,209	2,067	21,625	—	2,067	21,625	23,692	(1,607)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	22,679	2,605	22,812	—	2,605	22,812	25,417	(2,290)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	17,515	1,656	21,356	—	1,656	21,356	23,012	(262)	2010	6/29/2006
3535 Northrop Grumman Point (O)	Colorado Springs, CO	18,611	—	22,163	96	—	22,259	22,259	(1,964)	2008	6/10/2008
37 Allegheny Avenue (O)	Towson, MD	—	504	—	—	504	—	504	—	(6)	1/9/2007
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	1,818	2,483	12,233	14,716	(3,751)	1986	12/21/1999
400 Professional Drive (O)	Gaithersburg, MD	15,137	3,673	16,826	1,003	3,673	17,829	21,502	(5,219)	2000	3/5/2004
410 National Business Parkway (O)	Annapolis Junction, MD	—	—	1,760	—	—	1,760	1,760	—	(5)	6/29/2003
4230 Forbes Boulevard (O)	Lanham, MD	—	511	4,346	—	511	4,346	4,857	(1,553)	2003	12/24/2002
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	6,498	—	1,852	6,498	8,350	—	(5)	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	3,269	103	817	3,372	4,189	(570)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	160	405	1,779	2,184	(329)	1986	3/24/2004
44417 Pecan Coirt (O)	California, MD	—	434	1,939	18	434	1,957	2,391	(501)	1989	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	1,374	126	344	1,500	1,844	(235)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	5,234	690	1,309	5,924	7,233	(1,155)	1997	5/5/2004
45 West Gude Drive (O)	Rockville, MD	—	3,102	15,267	388	3,102	15,655	18,757	(3,137)	1987	4/7/2005
45310 Abell House Lane (O)	California, MD	—	2,265	3,485	—	2,265	3,485	5,750	—	(5)	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	945	1,406	6,741	8,147	(1,575)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	138	1,200	7,337	8,537	(712)	2005-2006	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	16,405	1,878	11,558	21	1,878	11,579	13,457	(1,800)	2004	8/14/2002
4940 Campbell Drive (O)	White Marsh, MD	—	1,379	3,858	700	1,379	4,558	5,937	(593)	1990	1/9/2007
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	4,456	62	1,308	4,518	5,826	(449)	1983	1/9/2007
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	4,686	70	1,299	4,756	6,055	(485)	1985	1/9/2007
502 Washington Avenue (O)	Towson, MD	4,808	826	7,023	1,657	826	8,680	9,506	(1,591)	1984	1/9/2007
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	88	1,014	3,224	4,238	(458)	1986-1988	1/9/2007
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	133	624	2,057	2,681	(310)	1986-1988	1/9/2007
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	218	767	2,638	3,405	(500)	1986-1988	1/9/2007

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	7	700	2,145	2,845	(293)	1986-1988	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	974	—	355	974	1,329	(132)	1967	7/12/2007
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	137	816	4,113	4,929	(468)	2002	1/9/2007
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,280	761	4,842	5,603	(387)	2005	1/9/2007
5520 Research Park Drive (O)	Catonsville, MD	—	—	18,348	—	—	18,348	18,348	(710)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(387)	2007	3/8/2006
565 Space Center Drive (O)	Colorado Springs, CO	—	644	12,720	—	644	12,720	13,364	(243)	2009	7/8/2005
5725 Mark Dabling Blvd. (O)	Colorado Springs, CO	12,882	900	11,397	2,363	900	13,760	14,660	(3,115)	1984	5/18/2006
5755 Mark Dabling Boulevard (O)	Colorado Springs, CO	10,208	799	10,324	2,227	799	12,551	13,350	(2,202)	1989	5/18/2006
5775 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,477	1,035	12,440	609	1,035	13,049	14,084	(3,195)	1984	5/18/2006
5825 University Research Court (O)	College Park, MD	16,910	—	21,839	—	—	21,839	21,839	(1,049)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	23,025	—	30,024	—	—	30,024	30,024	(731)	2009	1/29/2008
655 Space Center Drive (O)	Colorado Springs, CO	14,944	745	17,668	13	745	17,681	18,426	(1,183)	2008	7/8/2005
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	3,520	1,755	10,539	12,294	(3,836)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,588	1,580	897	5,168	6,065	(1,954)	1988	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	23,391	2,683	22,557	117	2,683	22,674	25,357	(2,299)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	1,852	1,242	6,821	8,063	(2,861)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	30,276	1,753	34,090	—	1,753	34,090	35,843	(1,529)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	161	449	5,200	5,649	(1,434)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	20,143	2,807	18,975	1,121	2,807	20,096	22,903	(5,012)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	2,850	1,424	8,546	9,970	(3,264)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,718	114	675	1,832	2,507	(88)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	1,870	1,263	14,331	15,594	(4,860)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	1,677	890	5,238	6,128	(2,259)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	17,300	3,545	9,916	2,560	3,545	12,476	16,021	(4,256)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	14,039	3,596	14,269	936	3,596	15,205	18,801	(5,155)	1998	10/22/1998

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
7000 Columbia Gateway Drive (O)	Columbia, MD	15,800	3,131	12,103	153	3,131	12,256	15,387	(2,571)	1999	5/31/2002
7015 Albert Einstein Drive (O)	Columbia, MD	2,987	2,058	6,093	826	2,058	6,919	8,977	(1,689)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	2,359	729	3,094	560	729	3,654	4,383	(1,137)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	2,830	902	3,684	1,035	902	4,719	5,621	(1,756)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	2,745	919	3,763	927	919	4,690	5,609	(1,527)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	8,003	1,829	11,823	1,779	1,829	13,602	15,431	(3,207)	2001	8/30/2001
7102 Ambassador Road (O)	Woodlawn, MD	—	277	203	209	277	412	689	(60)	1988	12/22/2005
7104 Ambassador Road (O)	Woodlawn, MD	—	572	613	445	572	1,058	1,630	(367)	1988	12/22/2005
7106 Ambassador Road (O)	Woodlawn, MD	—	229	306	7	229	313	542	(53)	1988	12/22/2005
7108 Ambassador Road (O)	Woodlawn, MD	—	171	252	117	171	369	540	(50)	1988	12/22/2005
7125 Ambassador Road (O)	Woodlawn, MD	—	844	1,896	224	844	2,120	2,964	(538)	1985	12/22/2005
7125 Columbia Gateway Drive (O)	Columbia, MD	35,258	20,487	47,054	2,887	20,487	49,941	70,428	(7,293)	1973/1999	6/29/2006
7127 Ambassador Road (O)	Woodlawn, MD	—	142	455	221	142	676	818	(184)	1985	12/22/2005
7129 Ambassador Road (O)	Woodlawn, MD	—	129	610	294	129	904	1,033	(370)	1985	12/22/2005
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	1,764	1,350	6,123	7,473	(844)	1989	9/19/2005
7131 Ambassador Road (O)	Woodlawn, MD	—	105	368	282	105	650	755	(229)	1985	12/22/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	6	704	1,977	2,681	(396)	1990	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,961	1,104	5,479	6,583	(1,530)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	1,326	1,342	5,304	6,646	(888)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	207	1,032	3,636	4,668	(680)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	4,879	1,821	4,388	165	1,821	4,553	6,374	(618)	2000	1/10/2007
7152 Windsor Boulevard (O)	Woodlawn, MD	—	879	6,764	187	879	6,951	7,830	(1,039)	1986	12/22/2005
7160 Riverwood Drive (O)	Columbia, MD	7,652	2,732	7,006	1,102	2,732	8,108	10,840	(1,899)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	3,441	1,283	3,096	162	1,283	3,258	4,541	(435)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	956	—	1,788	956	2,744	(103)	1996	7/27/2005
7200 Riverwood Road (O)	Columbia, MD	—	4,089	16,356	2,348	4,089	18,704	22,793	(5,602)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	2,787	—	1,367	2,787	4,154	—	(5)	7/27/2005
7210 Ambassador Road (O)	Woodlawn, MD	—	1,481	6,257	241	1,481	6,498	7,979	(1,501)	1972	12/22/2005
7240 Parkway Drive (O)	Hanover, MD	—	1,496	5,985	2,678	1,496	8,663	10,159	(2,929)	1985	4/18/2000
7272 Park Circle Drive (O)	Hanover, MD	5,509	1,479	6,300	1,262	1,479	7,562	9,041	(1,022)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	785	972	4,673	5,645	(1,316)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	7,000	905	3,570	1,140	905	4,710	5,615	(1,197)	1983	4/4/2002
745 Space Center Drive (O)	Colorado Springs, CO	7,667	654	10,003	3	654	10,006	10,660	(1,088)	2006	7/8/2005
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	1,609	1,629	8,126	9,755	(2,783)	1990	4/28/1999
7468 Candlewood Drive (O)	Hanover, MD	—	5,599	34,713	3	5,599	34,716	40,315	—	1979/1982(5)	12/20/2005

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
7700 Potranco Road (O)	San Antonio, TX	—	14,020	38,611	7	14,020	38,618	52,638	(3,765)	1982/1985	3/30/2005
7700-1 Potranco Road (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(55)	2007	3/30/2005
7700-5 Potranco Road (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(60)	2009	3/30/2005
7740 Milestone Parkway (O)	Hanover, MD	16,753	3,825	25,148	—	3,825	25,148	28,973	(956)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	—	64	—	—	64	64	—	(5)	3/10/2010
7923 Honeygo Boulevard (O)	White Marsh, MD	—	715	1,906	175	715	2,081	2,796	(341)	1985	1/10/2007
7939 Honeygo Boulevard (O)	White Marsh, MD	—	869	2,716	139	869	2,855	3,724	(444)	1984	1/10/2007
7941-7949 Corporate Drive (O)	White Marsh, MD	—	2,087	3,782	12	2,087	3,794	5,881	(497)	1996	1/9/2007
800 International Drive (O)	Linthicum, MD	8,408	775	3,099	909	775	4,008	4,783	(1,399)	1988	4/30/1998
8000 Potranco Road (O)	San Antonio, TX	16,702	1,964	19,147	—	1,964	19,147	21,111	(149)	2010	1/20/2006
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	48	611	1,659	2,270	(224)	1999	1/9/2007
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	179	1,434	3,515	4,949	(540)	1995	1/9/2007
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	1,588	1,349	4,850	6,199	(422)	1998	1/9/2007
8013 Corporate Drive (O)	White Marsh, MD	1,364	642	1,536	219	642	1,755	2,397	(273)	1990	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	980	446	1,116	111	446	1,227	1,673	(211)	1990	1/9/2007
8019 Corporate Drive (O)	White Marsh, MD	1,617	680	1,898	96	680	1,994	2,674	(385)	1990	1/9/2007
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	2,053	2,184	5,820	8,004	(412)	1997	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	1,413	651	1,603	—	651	1,603	2,254	(178)	1990	1/9/2007
8029 Corporate Drive (O)	White Marsh, MD	5,637	962	2,719	—	962	2,719	3,681	(419)	1988/2004	1/9/2007
8030 Potranco Road (O)	San Antonio, TX	17,140	1,964	19,287	—	1,964	19,287	21,251	(151)	2010	1/20/2006
8031 Corporate Drive (O)	White Marsh, MD	5,637	2,548	6,975	—	2,548	6,975	9,523	(980)	1988/2004	1/9/2007
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	206	1,960	3,922	5,882	(576)	1998	1/9/2007
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	46	1,797	3,697	5,494	(368)	1998	1/9/2007
8100 Potranco Road (O)	San Antonio, TX	—	1,964	1,360	—	1,964	1,360	3,324	—	(5)	6/14/2005
8110 Corporate Drive (O)	White Marsh, MD	11,956	2,285	10,117	29	2,285	10,146	12,431	(1,464)	2001	1/9/2007
8114 Sandpiper Circle (O)	White Marsh, MD	—	1,634	4,277	1,217	1,634	5,494	7,128	(758)	1986	1/9/2007
8120 Corporate Drive (O)	White Marsh, MD	—	2,017	541	—	2,017	541	2,558	—	(6)	1/9/2007
8130 Corporate Drive (O)	White Marsh, MD	—	2,017	2,256	—	2,017	2,256	4,273	—	(6)	1/9/2007
8133 Perry Hall Boulevard (O)	White Marsh, MD	—	850	2,429	325	850	2,754	3,604	(444)	1988	1/10/2007
8140 Corporate Drive (O)	White Marsh, MD	11,181	2,158	8,457	1,724	2,158	10,181	12,339	(2,036)	2003	1/9/2007
849 International Drive (O)	Linthicum, MD	11,692	1,356	5,426	2,681	1,356	8,107	9,463	(3,437)	1988	2/23/1999
8615 Ridgely's Choice (O)	White Marsh, MD	—	1,078	3,613	621	1,078	4,234	5,312	(648)	2005	1/9/2007
8621 Robert Fulton Drive (O)	Columbia, MD	11,000	2,317	12,642	199	2,317	12,841	15,158	(1,622)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	6,200	1,510	3,764	1,026	1,510	4,790	6,300	(1,181)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	7,600	1,718	4,280	1,670	1,718	5,950	7,668	(1,514)	2002	12/30/2003
880 Elkridge Landing Road (O)	Linthicum, MD	18,900	2,003	9,442	6,689	2,003	16,131	18,134	(6,243)	1981	8/3/2001
881 Elkridge Landing Road (O)	Linthicum, MD	11,812	1,034	4,137	1,057	1,034	5,194	6,228	(1,638)	1986	4/30/1998
891 Elkrdige Landing Road (O)	Linthicum, MD	—	1,160	4,750	1,739	1,160	6,489	7,649	(2,083)	1984	7/2/2001

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	2,445	1,993	10,417	12,410	(3,798)	1982	4/30/1998
900 International Drive (O)	Linthicum, MD	8,008	981	3,922	834	981	4,756	5,737	(1,577)	1986	4/30/1998
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,151	4,416	1,192	1,151	5,608	6,759	(1,730)	1984	7/2/2001
9020 Mendenhall Court (O)	Columbia, MD	—	1,233	4,571	392	1,233	4,963	6,196	(810)	1982/2005	1/9/2007
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	1,998	1,215	6,859	8,074	(2,340)	1985	4/30/1998
9130 Guilford Road (O)	Columbia, MD	798	230	939	101	230	1,040	1,270	(299)	1984	4/4/2002
9140 Guilford Road (O)	Columbia, MD	2,733	794	3,209	756	794	3,965	4,759	(1,150)	1983	4/4/2002
9150 Guilford Road (O)	Columbia, MD	1,100	319	1,291	318	319	1,609	1,928	(506)	1984	4/4/2002
9160 Guilford Road (O)	Columbia, MD	2,287	665	2,686	1,203	665	3,889	4,554	(1,645)	1984	4/4/2002
920 Elkridge Landing Road (O)	Linthicum, MD	7,287	2,101	9,765	687	2,101	10,452	12,553	(3,564)	1982	7/2/2001
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	639	1,044	4,815	5,859	(1,739)	1983	4/30/1998
930 International Drive (O)	Linthicum, MD	8,488	1,013	4,053	912	1,013	4,965	5,978	(1,722)	1986	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	4,045	1,204	4,727	346	1,204	5,073	6,277	(1,246)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	1,408	939	5,164	6,103	(2,065)	1983	4/30/1998
940 Elkridge Landing Road (O)	Linthicum, MD	3,071	1,100	4,705	170	1,100	4,875	5,975	(1,081)	1984	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	119,586	—	6,050	119,586	125,636	(173)	2010	9/14/2010
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	4,361	3,415	18,084	21,499	(6,665)	1988	12/21/1999
9700 Patuxent Woods Drive (O)	Columbia, MD	2,057	1,329	2,621	314	1,329	2,935	4,264	(490)	1986/2001	1/9/2007
9710 Patuxent Woods Drive (O)	Columbia, MD	993	648	1,260	215	648	1,475	2,123	(237)	1986/2001	1/9/2007
9720 Patuxent Woods Drive (O)	Columbia, MD	2,712	1,701	3,508	174	1,701	3,682	5,383	(677)	1986/2001	1/9/2007
9730 Patuxent Woods Drive (O)	Columbia, MD	2,095	1,318	2,707	143	1,318	2,850	4,168	(541)	1986/2001	1/9/2007
9740 Patuxent Woods Drive (O)	Columbia, MD	2,515	1,628	3,201	755	1,628	3,956	5,584	(615)	1986/2001	1/9/2007
980 Technology Court (O)	Colorado Springs, CO	—	526	2,046	341	526	2,387	2,913	(449)	1995	9/28/2005
985 Space Center Drive (O)	Colorado Springs, CO	—	777	12,287	1,032	777	13,319	14,096	(2,081)	1989	9/28/2005
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	44	979	3,510	4,489	(493)	1999	1/9/2007
9910 Franklin Square Drive (O)	White Marsh, MD	5,352	1,219	6,590	25	1,219	6,615	7,834	(969)	2005	1/9/2007
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	1,043	1,058	6,336	7,394	(857)	2006	1/9/2007
9925 Federal Drive (O)	Colorado Springs, CO	—	1,129	7,042	17	1,129	7,059	8,188	(413)	2008	9/28/2005
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	9	1,137	3,930	5,067	(571)	2001	1/9/2007

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	281	1,052	3,663	4,715	(447)	2000	1/9/2007
9945 Federal Drive (O)	Colorado Springs, CO	—	1,854	6,864	—	1,854	6,864	8,718	(257)	2009	9/28/2005
9950 Federal Drive (O)	Colorado Springs, CO	—	877	5,045	671	877	5,716	6,593	(1,464)	2001	12/22/2005
9960 Federal Drive (O)	Colorado Springs, CO	—	695	3,830	126	695	3,956	4,651	(621)	2001	12/22/2005
9965 Federal Drive (O)	Colorado Springs, CO	—	1,401	6,061	519	1,401	6,580	7,981	(602)	1983/2007	1/19/2006
9965 Federal Drive Land (O)	Colorado Springs, CO	—	466	—	—	466	—	466	—	(6)	12/22/2005
999 Corporate Boulevard (O)	Linthicum, MD	13,530	1,187	8,332	484	1,187	8,816	10,003	(2,619)	2000	8/1/1999
Arborcrest Business Park (O)	Blue Bell, PA	—	22,481	124,951	1,054	22,481	126,005	148,486	(29,620)	1991-1996(5)	10/14/1997
Arundel Preserve (O)	Hanover, MD	—	—	4,702	—	—	4,702	4,702	—	(6)	(7)
Canton Crossing Land Parcel (O)	Baltimore, MD	—	16,085	76	—	16,085	76	16,161	—	(6)	10/27/2009
Columbia Gateway Parcel T-11 (O)	Columbia, MD	—	6,387	2,910	—	6,387	2,910	9,297	—	(6)	9/20/2004
Commons at Nottingham Ridge (O)	White Marsh, MD	—	12,017	2,490	—	12,017	2,490	14,507	—	(6)	1/9/2007
Dahlgren Land Parcel (O)	Dahlgren, VA	—	910	226	—	910	226	1,136	—	(6)	3/16/2005
Expedition VII (O)	Lexington Park, MD	—	705	733	—	705	733	1,438	—	(6)	3/24/2004
Fort Ritchie (M)	Cascade, MD	—	4,798	22,489	493	4,798	22,982	27,780	(93)	Various(5)(8)	10/5/2006
Indian Head (O)	Bryans Road, MD	—	5,822	1,606	—	5,822	1,606	7,428	—	(6)	10/23/2006
InterQuest Land Parcel (O)	Colorado Springs, CO	—	19,043	9,616	—	19,043	9,616	28,659	—	(6)	9/28/2005
4985 Mercantile Road (O)	White Marsh, MD	—	1,177	11	—	1,177	11	1,188	—	(6)	1/9/2007
M Square Research Park (O)	College Park, MD	—	—	2,405	—	—	2,405	2,405	—	(5)	1/29/2008
Cedar Knolls (O)	Annapolis Junction, MD	—	—	1,151	—	—	1,151	1,151	—	(5)	11/14/2003
National Business Park North (O)	Annapolis Junction, MD	—	28,350	21,233	—	28,350	21,233	49,583	—	(6)	6/29/2006
North Gate Business Park (O)	Aberdeen, MD	—	4,575	6,888	—	4,575	6,888	11,463	—	(6)	9/14/2007
Nottingham Ridge (O)	White Marsh, MD	—	12,087	5,105	—	12,087	5,105	17,192	—	(6)	1/9/2007
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,103	1,637	7,603	9,240	(1,892)	1974/1985	12/14/2000
Patriot Park (O)	Colorado Springs, CO	—	8,768	9,147	—	8,768	9,147	17,915	—	(6)	7/12/2007
Patriot Ridge (O)	Springfield, VA	—	24,812	2,675	—	24,812	2,675	27,487	—	(6)	3/10/2010
Philadelphia Road & Route 43 (O)	White Marsh, MD	—	1,008	343	—	1,008	343	1,351	—	(6)	1/9/2007
Redstone Gateway (O)	Huntsville, AL	—	—	14,634	—	—	14,634	14,634	—	(5)	3/23/2010
Rockville Corporate Center (O)	Rockville, MD	—	6,244	3,656	—	6,244	3,656	9,900	—	(6)	4/7/2005
Sentry Gateway (O)	San Antonio, TX	—	16,890	4,540	—	16,890	4,540	21,430	—	(6)	3/30/2005
Thatcher Farm (O)	Frederick, MD	—	8,703	472	—	8,703	472	9,175	—	(6)	8/28/2008
Thomas Johnson Drive Land (O)	Frederick, MD	—	1,092	1,207	—	1,092	1,207	2,299	—	(6)	10/21/2005
Waterview III (O)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(6)	4/29/2004

						Gross Amounts Carried At Close of Period
			Initial Cost
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)	Accumulated Depreciation(4)	Year Built or Renovated	Date Acquired
Westfields Corporate Center (O)	Chantilly, VA	—	10,750	3,971	—	10,750	3,971	14,721	—	(6)	Various
White Marsh Commerce Center II (O)	White Marsh, MD	—	1,613	66	—	1,613	66	1,679	—	(6)	1/9/2007
Other Developments, including intercompany eliminations (V)	Various	—	7	(119)	257	7	138	145	159	Various	Various

		$1,639,835	$757,697	$2,947,874	$242,916	$757,697	$3,190,790	$3,948,487	$(503,032)

(1)
A legend for the Property Type follows: (O) = Office Property; (D) = Data Center; (R) = Retail Property; (M) = Mixed-Use Property; and (V) = Various.

(2)
Excludes our unsecured Revolving Credit Facility of $295.0 million, senior exchangeable notes of $383.7 million, unsecured notes payable of $1.9 million, and net premiums on the remaining loans of $3.2 million.

(3)
The aggregate cost of these assets for Federal income tax purposes was approximately $3.6 billion at December 31, 2010.

(4)
The estimated lives over which depreciation is recognized follow: Buildings improvements: 10-40 years; and tenant improvements: related lease terms.

(5)
Under construction, development or redevelopment at December 31, 2010.

(6)
Held for future development at December 31, 2010.

(7)
Development in progress in anticipation of acquisition.

(8)
Includes residential housing units and commercial buildings, as well as commercial assets under development.

        The following table summarizes our changes in cost of properties for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Beginning balance	$3,452,512	$3,121,576	$2,893,583
Acquisitions of operating properties	187,052	119,249	36,069
Improvements and other additions	338,358	211,752	239,898
Sales	(29,430)	(65)	(32,071)
Retirements/disposals	—	—	(15,903)
Other	(5)	—	—

Ending balance	$3,948,487	$3,452,512	$3,121,576

        The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2010	2009	2008
Beginning balance	$422,612	$343,110	$288,747
Depreciation expense	88,048	79,650	74,158
Sales	(7,764)	—	(3,892)
Retirements/disposals	—	(2)	(15,903)
Other	136	(146)	—

Ending balance	$503,032	$422,612	$343,110