Form 10-Q
period 2011-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2011-04-29
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 18, 2011, 67,104,034 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Properties, net:
Operating properties, net	$2,819,096	$2,802,773
Properties under construction or development	649,675	642,682
Total properties, net	3,468,771	3,445,455
Cash and cash equivalents	12,606	10,102
Restricted cash and marketable securities	24,094	22,582
Accounts receivable (net of allowance for doubtful accounts of $2,752 and $2,796, respectively)	19,765	18,938
Deferred rent receivable	82,901	79,160
Intangible assets on real estate acquisitions, net	106,444	113,735
Deferred leasing and financing costs, net	60,479	60,649
Prepaid expenses and other assets	90,749	93,896
Total assets	$3,865,809	$3,844,517

Liabilities and equity
Liabilities:
Debt, net	$2,396,795	$2,323,681
Accounts payable and accrued expenses	103,043	99,699
Rents received in advance and security deposits	29,427	31,603
Dividends and distributions payable	33,048	32,986
Deferred revenue associated with operating leases	13,897	14,802
Distributions received in excess of investment in unconsolidated real estate joint venture	5,686	5,545
Other liabilities	12,255	13,063
Total liabilities	2,594,151	2,521,379
Commitments and contingencies (Note 15)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 shares issued and outstanding at March 31, 2011 and December 31, 2010)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 67,103,918 at March 31, 2011 and 66,931,582 at December 31, 2010)	671	669
Additional paid-in capital	1,511,638	1,511,844
Cumulative distributions in excess of net income	(331,313)	(281,794)
Accumulated other comprehensive loss	(3,197)	(4,163)
Total Corporate Office Properties Trust’s shareholders’ equity	1,177,880	1,226,637
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	66,016	69,337
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,962	18,364
Noncontrolling interests in subsidiaries	93,778	96,501
Total equity	1,271,658	1,323,138
Total liabilities and equity	$3,865,809	$3,844,517

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenues
Rental revenue	$99,426	$91,010
Tenant recoveries and other real estate operations revenue	22,941	21,218
Construction contract and other service revenues	21,028	37,365
Total revenues	143,395	149,593
Expenses
Property operating expenses	50,905	48,135
Depreciation and amortization associated with real estate operations	33,020	27,596
Construction contract and other service expenses	20,618	36,399
Impairment loss	27,742	—
General and administrative expenses	6,777	5,900
Business development expenses	488	155
Total operating expenses	139,550	118,185
Operating income	3,845	31,408
Interest expense	(26,928)	(22,638)
Interest and other income	1,168	1,302
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(21,915)	10,072
Equity in income (loss) of unconsolidated entities	30	(205)
Income tax benefit (expense)	544	(41)
(Loss) income from continuing operations	(21,341)	9,826
Discontinued operations	74	832
(Loss) income before gain on sales of real estate	(21,267)	10,658
Gain on sales of real estate, net of income taxes	2,701	17
Net (loss) income	(18,566)	10,675
Less net (loss) income attributable to noncontrolling interests:
Common units in the Operating Partnership	1,479	(527)
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	(538)	(45)
Net (loss) income attributable to Corporate Office Properties Trust	(17,790)	9,938
Preferred share dividends	(4,025)	(4,025)
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(21,815)	$5,913
Net (loss) income attributable to Corporate Office Properties Trust:
(Loss) income from continuing operations	$(17,859)	$9,174
Discontinued operations, net	69	764
Net (loss) income attributable to Corporate Office Properties Trust	$(17,790)	$9,938
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.33)	$0.08
Discontinued operations	—	0.02
Net (loss) income attributable to COPT common shareholders	$(0.33)	$0.10
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.33)	$0.08
Discontinued operations	—	0.02
Net (loss) income attributable to COPT common shareholders	$(0.33)	$0.10

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Conversion of common units to common shares (309,497 shares)	—	3	4,512	—	—	(4,515)	—
Costs associated with common shares issued to the public	—	—	(18)	—	—	—	(18)
Exercise of share options (128,461 shares)	—	1	2,055	—	—	—	2,056
Share-based compensation	—	2	2,609	—	—	—	2,611
Restricted common share redemptions (96,970 shares)	—	—	(3,610)	—	—	—	(3,610)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(180)	—	—	180	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(1,371)	(103)	(1,474)
Net income	—	—		9,938	—	737	10,675
Dividends	—	—	—	(27,186)	—	—	(27,186)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(2,032)	(2,032)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,247	9,247
Acquisition of noncontrolling interests in other consolidated entities	—	—	(26)	—	—	(336)	(362)
Balance at March 31, 2010 (58,927,117 common shares outstanding)	$81	$589	$1,244,046	$(227,189)	$(3,278)	$96,290	$1,110,539

Balance at December 31, 2010 (66,931,582 common shares outstanding)	$81	$669	$1,511,844	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (16,725 shares)	—	—	263	—	—	(263)	—
Costs associated with common shares issued to the public	—	—	(117)	—	—	—	(117)
Exercise of share options (24,667 shares)	—	—	346	—	—	—	346
Share-based compensation	—	2	3,201	—	—	—	3,203
Restricted common share redemptions (104,592 shares)	—	—	(3,713)	—	—	—	(3,713)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(163)	—	—	163	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	966	2	968
Net loss	—	—	—	(17,790)	—	(776)	(18,566)
Dividends	—	—	—	(31,729)	—	—	(31,729)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(1,974)	(1,974)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	125	102
Balance at March 31, 2011 (67,103,918 common shares outstanding)	$81	$671	$1,511,638	$(331,313)	$(3,197)	$93,778	$1,271,658

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Revenues from real estate operations received	$114,303	$112,328
Construction contract and other service revenues received	21,405	54,915
Property operating expenses paid	(45,267)	(46,733)
Construction contract and other service expenses paid	(28,315)	(55,834)
General and administrative and business development expenses paid	(6,860)	(7,565)
Interest expense paid	(22,252)	(21,844)
Interest and other income received	108	466
Income taxes paid	(170)	—
Net cash provided by operating activities	32,952	35,733
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(46,676)	(44,032)
Tenant improvements on operating properties	(8,778)	(2,971)
Capital improvements on operating properties	(4,064)	(2,735)
Proceeds from sales of properties	3,149	2,952
Mortgage and other loan receivables funded or acquired	(1,181)	(321)
Leasing costs paid	(2,894)	(3,038)
Investment in unconsolidated entities	(250)	(4,500)
Other	(670)	(707)
Net cash used in investing activities	(61,364)	(55,352)
Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	97,273	135,892
Repayments of debt
Scheduled principal amortization	(3,798)	(3,469)
Other repayments	(25,050)	(80,050)
Net proceeds from issuance of common shares	(117)	2,038
Dividends paid	(31,664)	(26,948)
Distributions paid	(1,981)	(2,154)
Restricted share redemptions	(3,713)	(3,610)
Other	(34)	(162)
Net cash provided by financing activities	30,916	21,537

Net increase in cash and cash equivalents	2,504	1,918
Cash and cash equivalents
Beginning of period	10,102	8,262
End of period	$12,606	$10,180

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(18,566)	$10,675
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	33,645	28,253
Impairment loss	27,742	—
Amortization of deferred financing costs	1,759	1,126
Increase in deferred rent receivable	(4,240)	(2,555)
Amortization of above or below market leases	(207)	(607)
Amortization of net debt discounts	1,649	917
Gain on sales of real estate	(2,701)	(325)
Share-based compensation	2,917	2,611
Other	(719)	(329)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(827)	3,274
Decrease in restricted cash and marketable securities and prepaid expenses and other assets	4,701	16,870
Decrease in accounts payable, accrued expenses and other liabilities	(10,025)	(24,575)
(Decrease) increase in rents received in advance and security deposits	(2,176)	398
Net cash provided by operating activities	32,952	35,733

Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$13,171	$(1,313)
Increase in property and debt in connection with loan assumption	$3,040	$—
Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$—	$9,000
Increase in fair value of derivatives applied to AOCL and noncontrolling interests	$662	$1,490
Dividends/distribution payable	$33,048	$28,556
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$263	$4,515
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$163	$180

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities.  As of March 31, 2011, our investments in real estate included the following:

•                  252 wholly owned operating office properties totaling 20.2 million square feet;

•                  20 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.9 million square feet upon completion, including four partially operational properties included above;

•                  wholly owned land parcels totaling 1,496 acres that we believe are potentially developable into approximately 14.3 million square feet;

•                  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

•                  partial ownership interests in a number of other real estate projects in operations, under construction or development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2011 follows:

Common Units	94%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of March 31, 2011.

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

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2010 included in our 2010 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2010 Annual Report on Form 10-K.

3.                                      Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2010 Annual Report on Form 10-K.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,248	$—	$—	$6,248
Common stocks	1,141	—	—	1,141
Preferred stocks	322	—	—	322
Cash and cash equivalents	431	—	—	431
Other	200	—	—	200
Common stock (1)	801	—	—	801
Interest rate derivative (2)	—	935	—	935
Warrants to purchase common shares in KEYW (2)	—	337	—	337
Assets	$9,143	$1,272	$—	$10,415

Liabilities:
Deferred compensation plan liability (3)	$8,342	$—	$—	$8,342
Interest rate derivatives (3)	—	3,564	—	3,564
Liabilities	$8,342	$3,564	$—	$11,906

(1)   Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.

(2)          Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.  We own warrants to purchase common shares in The KEYW Holding Corporation (“KEYW”), an equity method investee (see Note 6).

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

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for interest rate derivatives.

4.                                      Properties, net

Operating properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$502,048	$501,210
Buildings and improvements	2,843,873	2,804,595
	3,345,921	3,305,805
Less: accumulated depreciation	(526,825)	(503,032)
	$2,819,096	$2,802,773

Properties under construction or development consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$253,505	$256,487
Construction in progress, excluding land	396,170	386,195
	$649,675	$642,682

As discussed further in Note 15, on February 15 and 17, 2011, the United States Army (the “Army”) provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at our property in Cascade, Maryland that was formerly an Army base known as Fort Ritchie (“Fort Ritchie”).  Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property.  We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property (also discussed in Note 15), and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property.  We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property.  After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in the three months ended March 31, 2011 for the amount by which the carrying value of the property exceeded its estimated fair value.

2011 Construction, Development and Redevelopment Activities

During the three months ended March 31, 2011, we had one newly constructed office property in the Baltimore/Washington Corridor totaling 151,000 square feet become fully operational (31,000 of these square feet were placed into service in 2010) and placed into service 6,000 square feet in one partially operational office property.

As of March 31, 2011, we had construction underway on 11 office properties totaling 1.2 million square feet, including four in the Baltimore/Washington Corridor, three in Greater Baltimore, one in San Antonio, one in Northern Virginia, one in Huntsville, Alabama and one in St. Mary’s and King George Counties.  We also had development activities underway on seven office properties totaling 991,000 square feet, including three in the Baltimore/Washington Corridor, two in San Antonio, one in Huntsville and one in Greater Baltimore.  In addition, we had redevelopment underway on four office properties totaling 868,000 square feet, including two in Greater Philadelphia, one in the Baltimore/Washington Corridor and one in Northern Virginia.

5.                                      Real Estate Joint Ventures

During the three months ended March 31, 2011, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (in thousands):

Investment Balance at (1)					Maximum
March 31,	December 31,	Date		Nature of	Exposure
2011	2010	Acquired	Ownership	Activity	to Loss (2)

$(5,686)	$(5,545)	9/29/2005	20%	Operates 16 buildings	$—

(1)          The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at March 31, 2011 and December 31, 2010 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

(2)          Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 15).

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	March 31,	December 31,
	2011	2010
Properties, net	$61,101	$61,521
Other assets	4,060	4,174
Total assets	$65,161	$65,695

Liabilities (primarily debt)	$67,626	$67,454
Owners’ equity	(2,465)	(1,759)
Total liabilities and owners’ equity	$65,161	$65,695

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Revenues	$1,924	$2,100
Property operating expenses	(986)	(994)
Interest expense	(1,011)	(981)
Depreciation and amortization expense	(608)	(878)
Net loss	$(681)	$(753)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at March 31, 2011 (dollars in thousands):

		Ownership		March 31, 2011 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	3/31/2011	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	50.0%	Operating two buildings and developing others (2)	$60,458	$49,042	$44,319
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operating one building (3)	29,521	28,735	16,815
LW Redstone Company, LLC	3/23/2010	85.0%	Developing land parcel (4)	21,070	—	46
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel (5)	7,486	—	17
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building (6)	4,003	—	60
				$122,538	$77,777	$61,257

(1) Excludes amounts eliminated in consolidation.

(2) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).

(3) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).

(4) This joint venture’s property is in Huntsville, Alabama.

(5) This joint venture’s property is in Charles County, Maryland.

(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.             Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Investment in KEYW	$23,019	$22,779
Mortgage and other investing receivables	20,573	18,870
Prepaid expenses	14,823	19,995
Furniture, fixtures and equipment, net	11,120	11,504
Construction contract costs incurred in excess of billings	8,247	9,372
Other assets	12,967	11,376
Prepaid expenses and other assets	$90,749	$93,896

Investment in The KEYW Holding Corporation

Our investment in KEYW reflected above consists of common stock and warrants to purchase additional shares of common stock of KEYW.  At March 31, 2011 and December 31, 2010, we owned 3.1 million shares, or approximately 12%, of KEYW’s common stock.  We use the equity method of accounting for our investment in the common stock.  The carrying value of our equity method investment in these common shares was $22.7 million at March 31, 2011 and $22.3 million at December 31, 2010.  Our investment in these common shares had a fair value of $37.7 million at March 31, 2011 based on the closing price of KEYW’s common stock on the NASDAQ Stock Market on that date.  In March 2011, we entered into a sales plan, which complies with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, to sell up to 1.6 million shares of our KEYW common stock in 2011.

At March 31, 2011 and December 31, 2010, we owned warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share.  We account for these warrants as derivatives reported at fair value using the Black-Scholes option-pricing model.  The estimated fair value of these warrants was $337,000, or $6.74 per warrant, at March 31, 2011 and $466,000, or $9.32 per warrant, at December 31, 2010.

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Mortgage loans receivable	$14,822	$14,227
Note receivable from City of Huntsville	5,751	4,643
	$20,573	$18,870

Our mortgage loans receivable reflected above consist of two loans secured by properties in the Baltimore/Washington Corridor.  Our note receivable from the City of Huntsville was to fund infrastructure costs in connection with our LW Redstone Company, LLC joint venture.  We do not have an allowance for credit losses in connection with theses receivables at March 31, 2011 or December 31, 2010.  The fair value of our mortgage and other investing receivables totaled $20.6 million at March 31, 2011 and $18.8 million at December 31, 2010.

Operating Notes Receivable

We had operating notes receivables due from tenants with terms exceeding one year totaling $596,000 at March 31, 2011 and $655,000 at December 31, 2010.  We carried allowances for estimated losses for most of these balances.

7.             Debt

Our debt consisted of the following (dollars in thousands):

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	March 31,	December 31,	Stated Interest Rates	Dates at
	March 31, 2011	2011	2010	at March 31, 2011	March 31, 2011

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,169,688	$1,173,358	5.20% - 7.87% (2)	2011 - 2034 (3)
Revolving Construction Facility	$225,000	161,612	142,339	LIBOR + 1.60% to 2.00% (4)	May 2, 2012
Variable rate secured loans	N/A	310,236	310,555	LIBOR + 2.25% to 3.00% (5)	2012-2014 (6)
Other construction loan facility	23,400	16,753	16,753	LIBOR + 2.75% (7)	2011 (8)
Total mortgage and other secured loans		1,658,289	1,643,005
Revolving Credit Facility	800,000	348,000	295,000	LIBOR + 0.75% to 1.25% (9)	September 30, 2011 (8)
Unsecured notes payable	N/A	4,968	1,947	0% (10)	2015-2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	224,686	223,846	4.25%	April 2030 (11)
3.5% Exchangeable Senior Notes	N/A	160,852	159,883	3.50%	September 2026 (12)
Total debt		$2,396,795	$2,323,681

(1)          Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $2.9 million at March 31, 2011 and $3.2 million at December 31, 2010.

(2)          The weighted average interest rate on these loans was 5.97% at March 31, 2011.

(3)          A loan with a balance of $4.5 million at March 31, 2011 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(4)          The weighted average interest rate on this loan was 1.87% at March 31, 2011.

(5)          Certain of the loans in this category at March 31, 2011 were subject to floor interest rates ranging from 4.25% to 5.50%.

(6)          Includes $221.4 million maturing in 2012 that may be extended for a one-year period at our option, subject to certain conditions.

(7)          The interest rate on this loan was 3.02% at March 31, 2011.

(8)          These loans may be extended for a one-year period at our option, subject to certain conditions.

(9)          The weighted average interest rate on the Revolving Credit Facility was 1.12% at March 31, 2011.

(10)    These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $2.0 million at March 31, 2011 and $1.1 million at December 31, 2010.

(11)    As described further in our 2010 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8011 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2011 and is equivalent to an exchange price of $48.07 per common share).  The carrying value of these notes included a principal amount of $240.0 million and an unamortized discount totaling $15.3 million at March 31, 2011 and $16.2 million at December 31, 2010.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at March 31, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

For the Three
Months Ended
March 31, 2011
Interest expense at stated interest rate	$2,550
Interest expense associated with amortization of discount	840
Total	$3,390

(12)    As described further in our 2010 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 19.2648 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2011 and is equivalent to an exchange price of $51.91 per common share).  The carrying value of these notes included a principal amount of $162.5 million and an unamortized discount totaling $1.6 million at March 31, 2011 and $2.6 million at December 31, 2010.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%.  Because the closing price of our common shares at March 31, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Interest expense at stated interest rate	$1,422	$1,422
Interest expense associated with amortization of discount	969	913
Total	$2,391	$2,335

We capitalized interest costs of $4.3 million in the three months ended March 31, 2011 and $3.9 million in the three months ended March 31, 2010.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,560,194	$1,574,532	$1,559,034	$1,579,022
Variable-rate debt	836,601	840,203	764,647	769,247
	$2,396,795	$2,414,735	$2,323,681	$2,348,269

8.             Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

					Fair Value at
Notional		One-Month	Effective	Expiration	March 31,	December 31,
Amount		LIBOR Base	Date	Date	2011	2010
$ 120,000		1.7600%	1/2/2009	5/1/2012	$(1,730)	$(2,062)
100,000		1.9750%	1/1/2010	5/1/2012	(1,675)	(2,002)
50,000		0.5025%	1/3/2011	1/3/2012	(61)	(64)
50,000		0.5025%	1/3/2011	1/3/2012	(61)	(64)
50,000		0.4400%	1/4/2011	1/3/2012	(37)	(34)
40,000	(1)	3.8300%	11/2/2010	11/2/2015	935	644
					$(2,629)	$(3,582)

(1) The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of these interest rate swaps was designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	March 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other assets	$935	Prepaid expenses and other assets	$644
Interest rate swaps	Other liabilities	(3,564)	Other liabilities	(4,226)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Amount of loss recognized in AOCL (effective portion)	$(136)	$(2,385)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,104)	(911)

Over the next 12 months, we estimate that approximately $3.9 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2011, the fair value of interest rate derivatives in a liability position related to these agreements was $3.6 million, excluding the effects of accrued interest. As of March 31, 2011, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.9 million.

9.             Shareholders’ Equity

Common Shares

During the three months ended March 31, 2011, holders of 16,725 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

We declared dividends per common share of $0.4125 in the three months ended March 31, 2011 and $0.3925 in the three months ended March 31, 2010.

See Note 11 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Beginning balance	$(4,163)	$(1,907)
Amount of loss recognized in AOCL (effective portion)	(136)	(2,385)
Amount of loss reclassified from AOCL to income (effective portion)	1,104	911
Adjustment to AOCL attributable to noncontrolling interests	(2)	103
Ending balance	$(3,197)	$(3,278)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net (loss) income	$(18,566)	$10,675
Amount of loss recognized in AOCL	(136)	(2,385)
Amount of loss reclassified from AOCL to income	1,104	911
Total comprehensive (loss) income	(17,598)	9,201
Net loss (income) attributable to noncontrolling interests	776	(737)
Other comprehensive (loss) income attributable to noncontrolling interests	(62)	121
Total comprehensive (loss) income attributable to COPT	$(16,884)	$8,585

10.          Information by Business Segment

As of March 31, 2011, we had nine primary office property segments comprised of: the Baltimore/Washington Corridor; Greater Baltimore; Northern Virginia; Colorado Springs; Suburban Maryland; San Antonio; Washington, DC — Capitol Riverfront; Greater Philadelphia; and St. Mary’s and King George Counties.  We also had a wholesale data center segment.

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

	Baltimore/ Washington Corridor	Greater Baltimore	Northern Virginia	Colorado Springs	Suburban Maryland	San Antonio	Washington, DC - Capitol Riverfront	Greater Philadelphia	St. Mary’s & King George Counties	Wholesale Data Center	Other	Total

Three Months Ended March 31, 2011
Revenues from real estate operations	$53,252	$17,612	$18,274	$5,920	$5,609	$7,663	$4,590	$1,939	$3,534	$1,210	$2,838	$122,441
Property operating expenses	21,390	8,540	7,671	2,436	2,718	3,869	1,627	446	1,016	706	486	50,905
NOI from real estate operations	$31,862	$9,072	$10,603	$3,484	$2,891	$3,794	$2,963	$1,493	$2,518	$504	$2,352	$71,536
Additions to properties, net	$24,755	$11,826	$2,137	$421	$1,175	$2,290	$63	$2,233	$3,250	$24,070	$3,131	$75,351
Segment assets at March 31, 2011	$1,405,746	$589,750	$543,677	$263,548	$176,866	$155,928	$118,407	$124,971	$101,370	$154,245	$231,301	$3,865,809

Three Months Ended March 31, 2010
Revenues from real estate operations	$52,058	$17,865	$18,659	$6,332	$5,829	$3,938	$—	$1,202	$3,589	$—	$3,524	$112,996
Property operating expenses	22,155	9,010	7,313	2,309	2,701	1,629	—	763	1,107	—	1,309	48,296
NOI from real estate operations	$29,903	$8,855	$11,346	$4,023	$3,128	$2,309	$—	$439	$2,482	$—	$2,215	$64,700
Additions to properties, net	$15,959	$7,240	$4,910	$813	$1,541	$4,939	$—	$10,058	$411	$—	$12,476	$58,347
Segment assets at March 31, 2010	$1,339,080	$568,361	$452,105	$269,338	$172,971	$139,977	$—	$115,023	$94,033	$—	$247,464	$3,398,352

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Segment revenues from real estate operations	$122,441	$112,996
Construction contract and other service revenues	21,028	37,365
Less: Revenues from discontinued operations (Note 13)	(74)	(768)
Total revenues	$143,395	$149,593

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Segment property operating expenses	$50,905	$48,296
Less: Property operating expenses from discontinued operations (Note 13)	—	(161)
Total property operating expenses	$50,905	$48,135

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

	For the Three Months
	Ended March 31,
	2011	2010
Construction contract and other service revenues	$21,028	$37,365
Construction contract and other service expenses	(20,618)	(36,399)
NOI from service operations	$410	$966

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
NOI from real estate operations	$71,536	$64,700
NOI from service operations	410	966
Interest and other income	1,168	1,302
Equity in income (loss) of unconsolidated entities	30	(205)
Income tax benefit (expense)	544	(41)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(33,020)	(27,596)
Impairment loss	(27,742)	—
General and administrative expenses	(6,777)	(5,900)
Business development expenses	(488)	(155)
Interest expense on continuing operations	(26,928)	(22,638)
NOI from discontinued operations	(74)	(607)
(Loss) income from continuing operations	$(21,341)	$9,826

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  We did not allocate interest expense, depreciation and amortization and impairment loss to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in income (loss) of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate items not attributable to segments.

11.          Share-Based Compensation

Performance Share Units (“PSUs”)

On March 3, 2011, our Board of Trustees granted 56,883 PSUs to executives.  The PSUs have a performance period beginning on the grant date and concluding on the earlier of March 2, 2014 or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the Company’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

We computed a grant date fair value of $49.15 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $35.17; expected volatility for our common shares of 61.1%; and risk-free interest rate of 1.32%.  We are recognizing the grant date fair value in connection with these PSU awards over a three-year period that commenced on March 3, 2011.

The PSUs granted to our executives on March 4, 2010, as described in our 2010 Annual Report on Form 10-K, were also outstanding at March 31, 2011.

Restricted Shares

During the three months ended March 31, 2011, certain employees and a member of our Board of Trustees were granted a total of 236,859 restricted shares with a weighted average grant date fair value of $35.37 per share.  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grant of restricted shares to the Trustee vests on the first anniversary of the grant date provided that the Trustee remains in her position.  During the three months ended March 31, 2011, forfeiture restrictions lapsed on 278,351 previously issued common shares; these shares had a weighted average grant date fair value of $31.87 per share, and the aggregate intrinsic value of the shares on the vesting dates was $9.9 million.

Options

During the three months ended March 31, 2011, 24,667 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $14.03 per share, and the aggregate intrinsic value of the options exercised was $518,000.

12.          Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’ provision for income tax consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Deferred
Federal	$(447)	$2
State	(100)	1
	(547)	3
Current
Federal	2	40
State	1	9
	3	49
Total income tax (benefit) expense	$(544)	$52

Reported on line entitled income tax (benefit) expense	$(544)	$41
Reported on line entitled gain on sale of real estate, net	—	11
Total income tax (benefit) expense	$(544)	$52

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’ combined Federal and state effective tax rate was 34.7% for the three months ended March 31, 2011 and 38.6% for the three months ended March 31, 2010.

13.          Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  11101 McCormick Road property in the Greater Baltimore region that was sold on February 1, 2010; and

•                  431 and 437 Ridge Road properties in Central New Jersey (included in the Other region) that were sold on September 8, 2010.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Revenue from real estate operations	$74	$768
Expenses from real estate operations:
Property operating expenses	—	161
Depreciation and amortization	—	7
Expenses from real estate operations	—	168
Operating income from real estate operations	74	600
Interest expense	—	(65)
Gain on sales of real estate	—	297
Discontinued operations	$74	$832

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2011	2010
Numerator:
(Loss) income from continuing operations	$(21,341)	$9,826
Gain on sales of real estate, net	2,701	17
Preferred share dividends	(4,025)	(4,025)
Loss (income) from continuing operations attributable to noncontrolling interests	781	(669)
Income from continuing operations attributable to restricted shares	(282)	(290)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	(22,166)	4,859
Discontinued operations, net	74	832
Discontinued operations, net attributable to noncontrolling interests	(5)	(68)
Numerator for basic and diluted EPS on net (loss) income attributable to COPT common shareholders	$(22,097)	$5,623
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	66,340	57,844
Dilutive effect of share-based compensation awards	—	364
Denominator for diluted EPS	66,340	58,208

Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.33)	$0.08
Discontinued operations attributable to COPT common shareholders	—	0.02
Net (loss) income attributable to COPT common shareholders	$(0.33)	$0.10
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.33)	$0.08
Discontinued operations attributable to COPT common shareholders	—	0.02
Net (loss) income attributable to COPT common shareholders	$(0.33)	$0.10

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months
	Ended March 31,
	2011	2010
Conversion of common units	4,396	5,017
Conversion of convertible preferred units	176	176
Conversion of convertible preferred shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•                  weighted average restricted shares for the three months ended March 31, 2011 and 2010 of 651,000 and 661,000, respectively; and

•                  weighted average options for the three months ended March 31, 2011 and 2010 of 1.2 million and 662,000, respectively.

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

Fort Ritchie Litigation

In 2005, a suit was initiated in the United States District Court for the District of Columbia against The Secretary of the Army, PenMar Development Corporation (“PMDC”) and us, as defendants, in connection with our then pending acquisition of Fort Ritchie. The case was dismissed by the United States District Court in 2006 due to the plaintiffs’ lack of standing but upon the filing of an appeal, the findings of the District Court were reversed and the case remanded to the District Court for further proceedings.  We subsequently acquired from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006 and the remaining 91 acres on November 29, 2007.

On November 10, 2009, the District Court issued an Order, together with a Memorandum Opinion, which precludes us from proceeding with the implementation of our development plan until the Army either re-issues an amended Record of Environmental Consideration (“REC”) or a Supplemental Environmental Impact Statement (“SEIS”) that complies with the District Court’s Memorandum Opinion. The Memorandum Opinion highlights various areas of the existing REC which could be revised to include greater detail on the Army’s deliberative process whereby the Army determined that a SEIS was not necessary. We are working with both the Army’s counsel and the Army representative on re-submission of the amended REC to the Court in order to lift the restrictions imposed by the Court.

On January 8, 2010, the Army filed an appeal in the United States Court of Appeals for the District of Columbia Circuit, and, on January 19, 2011, the appeal was dismissed. On January 21, 2011, the District Court issued an order for the parties to meet and confer to provide a status report.  On February 15 and 17, 2011, the Army provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at the property.  The Army is in the process of determining the precise locations and extent of the testing conducted at the property.

In the event that this matter is not favorably resolved, we may be unable to execute our development plans for the property.  We recognized a non-cash impairment loss on the property of $27.7 million in the three months ended March 31, 2011.  Since our carrying value of the property is no longer a material amount, we do not intend to provide additional information regarding this litigation in the future.

Environmental

We are subject to various Federal, state and local environmental regulations related to our property ownership and operation.  We have performed environmental assessments of our properties, the results of which have not revealed any environmental liability that we believe would have a materially adverse effect on our financial position, operations or liquidity.

On February 15, 2011, the Army disclosed to PMDC and us a study published by the Department of Defense in December 2006 regarding the past testing and use of tactical defoliants/herbicides at various military installations throughout the United States, including Fort Ritchie.  In addition, on February 17, 2011, the Army disclosed to PMDC and us a report published in 1956 by Chemical Corps Research & Development Command Biological Warfare Laboratories titled “Defoliation Investigations During 1954 and 1955,” which describes other testing and use of tactical defoliants/herbicides at the property.  The Army is in the process of determining the precise locations and extent of the testing conducted at the property.  The Army has certain environmental indemnity obligations regarding the property, including its obligation, subject to the Anti-Deficiency Act (which prohibits the United States government from entering into a contract which obligates an agency of the government to expend funds in the absence of an appropriation adequate for the needs of such contract), to hold harmless, defend and indemnify the subsidiary of ours that owns the property, and any of such subsidiary’s successors, assignees or transferees, with respect to any cost, expense or fee arising from a requirement or claim for personal injury, environmental remediation or property damage resulting from the release of hazardous substances all as more particularly described and limited by Section 330 of the Department of Defense Authorization Act of 1993, Public Law 102-484.  Therefore, we do not expect to incur any material future cash expenditures relating to this matter.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2011.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.6 million liability through March 31, 2011 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

16.          Subsequent Event

Approval of Strategic Reallocation Plan

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy.  On April 25, 2011, our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”).  While we expect to recognize gains on the dispositions of some of these properties, we also determined that the carrying amounts of certain of these properties (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods resulting from the Strategic Reallocation Plan.  Accordingly, during the three months ending June 30, 2011, we will recognize aggregate non-cash impairment losses of approximately $39.9 million for the amounts by which the carrying values of the Impaired Properties exceed their respective estimated fair values.

The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of smaller, non strategic office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty office real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government, defense information technology sectors and data centers serving such sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities.

During the three months ended March 31, 2011, we:

•                  had a decrease in net income attributable to common shareholders of $27.7 million as compared to the three months ended March 31, 2010, which resulted primarily from an impairment loss of $27.7 million on our property in Cascade, Maryland that was formerly the Army base known as Fort Ritchie (“Fort Ritchie”);

•                  had a decrease of $2.8 million, or 4%, from the three months ended March 31, 2010 in our net operating income (“NOI”) from continuing real estate operations (defined below) attributable to properties that were owned and 100% operational throughout the two periods (properties that we refer to collectively as “Same Office Properties”);

•                  finished the period with occupancy of our portfolio of wholly owned office properties at 87.0%; and

•                  placed into service an aggregate of 126,000 square feet in two newly constructed office properties.

In this section, we discuss our financial condition and results of operations as of and for the three months ended March 31, 2011.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our consolidated statements of operations changed for the three months ended March 31, 2011 compared to the same period in 2010;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs; and

•                  our commitments and contingencies at March 31, 2011.

You should refer to our consolidated financial statements as you read this section.

This section contains “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Important factors that may affect these expectations, estimates and projections include, but are not limited to:

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

•                  governmental actions and initiatives; and

•                  environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information pertaining to our portfolio of wholly owned operating office properties:

	March 31,	December 31,
	2011	2010
Occupancy rates at period end
Total	87.0%	88.2%
Baltimore/Washington Corridor	89.1%	89.5%
Northern Virginia	86.4%	91.9%
Greater Baltimore	83.6%	85.0%
San Antonio	100.0%	100.0%
Colorado Springs	76.1%	76.2%
Washington, DC - Capitol Riverfront	95.4%	98.5%
St. Mary’s and King George Counties	88.8%	86.8%
Suburban Maryland	70.1%	71.4%
Greater Philadelphia	100.0%	100.0%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$25.75	$25.56

(1)          Includes estimated expense reimbursements.

	Rentable	Occupied
	Square Feet	Square Feet
	(in thousands)
December 31, 2010	19,990	17,628
Square feet vacated upon lease expiration (1)	—	(421)
Square feet retenanted after lease expiration (2)	—	125
Square feet constructed	162	188
Other changes	31	31
March 31, 2011	20,183	17,551

(1)          Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)          Excludes retenanting of vacant square feet acquired or developed.

The table below sets forth occupancy information pertaining to operating office properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	March 31,	December 31,
Geographic Region	Interest	2011	2010
Greater Harrisburg, Pennsylvania (1)	20.0%	72.0%	74.3%
Suburban Maryland (2)	50.0%	88.3%	88.3%
Baltimore/Washington Corridor (3)	50.0%	6.0%	6.0%

(1)          Includes 16 properties totaling 671,000 square feet.

(2)          Includes three properties totaling 298,000 square feet.

(3)          Includes one property with 144,000 square feet.

Our shell-complete wholesale data center property was 17% leased at March 31, 2011 and December 31, 2010 to tenants with an initial critical load of three megawatts and further expansion rights of up to a combined five megawatts.

Results of Operations

One manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.  The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations.  We view our NOI from continuing real estate as being comprised of the following primary categories:

•                  operating properties owned and 100% operational throughout the current and prior year reporting periods.  We define these as changes from “Same Office Properties”;

•                  operating properties acquired during the current and prior year reporting periods; and

•                  constructed properties placed into service that were not 100% operational throughout the current and prior year reporting periods.

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

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
NOI from continuing real estate operations	$71,462	$64,093
NOI from service operations	410	966
Depreciation and amortization associated with continuing real estate operations	(33,020)	(27,596)
Impairment loss	(27,742)	—
General and administrative expense	(6,777)	(5,900)
Business development expenses	(488)	(155)
Operating income	$3,845	$31,408

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

	For the Three Months Ended March 31,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$122,367	$112,228	$10,139
Construction contract and other service revenues	21,028	37,365	(16,337)
Total revenues	143,395	149,593	(6,198)

Expenses
Property operating expenses	50,905	48,135	2,770
Depreciation and amortization associated with real estate operations	33,020	27,596	5,424
Construction contract and other service expenses	20,618	36,399	(15,781)
Impairment loss	27,742	—	27,742
General and administrative expense	6,777	5,900	877
Business development expenses	488	155	333
Total operating expenses	139,550	118,185	21,365

Operating income	3,845	31,408	(27,563)
Interest expense	(26,928)	(22,638)	(4,290)
Interest and other income	1,168	1,302	(134)
Equity in income (loss) of unconsolidated entities	30	(205)	235
Income tax benefit (expense)	544	(41)	585
(Loss) income from continuing operations	(21,341)	9,826	(31,167)
Discontinued operations	74	832	(758)
Gain on sales of real estate, net of income taxes	2,701	17	2,684
Net (loss) income	(18,566)	10,675	(29,241)
Net loss (income) attributable to noncontrolling interests	776	(737)	1,513
Preferred share dividends	(4,025)	(4,025)	—
Net (loss) income attributable to COPT common shareholders	$(21,815)	$5,913	$(27,728)

NOI from Continuing Real Estate Operations

	For the Three Months Ended March 31,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$107,401	$110,538	$(3,137)
Acquired properties	7,262	—	7,262
Constructed properties placed in service	7,372	733	6,639
Other	332	957	(625)
	122,367	112,228	10,139
Property operating expenses
Same Office Properties	45,278	45,603	(325)
Acquired properties	2,829	—	2,829
Constructed properties placed in service	1,800	249	1,551
Other	998	2,283	(1,285)
	50,905	48,135	2,770
NOI from continuing real estate operations
Same Office Properties	62,123	64,935	(2,812)
Acquired properties	4,433	—	4,433
Constructed properties placed in service	5,572	484	5,088
Other	(666)	(1,326)	660
	$71,462	$64,093	$7,369

As the table above indicates, much of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities.

With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

•                  the decrease in revenues included the following:

•                  a $2.3 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two periods (average occupancy of Same Office Properties was 86.7% in the current period versus 88.8% in the prior period); and

•                  a $817,000 decrease in tenant recoveries and other revenue; and

•                  the decrease in property operating expenses included the following:

•                  a $3.6 million decrease in snow removal expenses due primarily to record snowfall in Maryland and Northern Virginia in the prior period; offset in part by

•                  an $860,000 increase in heating and air conditioning repairs and maintenance that was predominantly attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio; and

•                  a $753,000 increase in common area utilities.

NOI from Service Operations

	For the Three Months Ended March 31,
	2011	2010	Variance
	(Dollars in thousands)
Construction contract and other service revenues	$21,028	$37,365	$(16,337)
Construction contract and other service expenses	20,618	36,399	(15,781)
NOI from service operations	$410	$966	$(556)

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

Interest expense

The increase in interest expense included the effect of a $288.5 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities and an increase in our weighted average interest rates of debt from 4.8% to 4.9%.

Impairment loss

On February 15 and 17, 2011, the Army provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at Fort Ritchie.  Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property.  We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property (discussed in Note 15 to the consolidated financial statements), and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property.  We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property.  After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in the three months ended March 31, 2011 for the amount by which the carrying value of the property exceeded its estimated fair value.

Gain on sales of real estate

The increase in gain on sales of real estate was attributable primarily to the sale of a land parcel in Hunt Valley, Maryland in the current period.

Funds From Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of previously depreciated operating properties, plus real estate-related depreciation and amortization. Gains from sales of newly-developed properties less accumulated depreciation, if any, required under GAAP are included in FFO on the basis that development services are the primary revenue generating activity; we believe that inclusion of these development gains is in accordance with the National Association of Real Estate Investment Trusts (“NAREIT’) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of previously depreciated operating properties and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude acquisition costs and impairment losses.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

The computations for all of the above measures on a diluted basis assume the conversion of common units in our Operating Partnership but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

The table below sets forth the computation of the above stated measures for the three months ended March 31, 2011 and 2010 and provides reconciliations to the GAAP measures associated with such measures (dollars and shares in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2011	2010
Net (loss) income	$(18,566)	$10,675
Add: Real estate-related depreciation and amortization	33,020	27,603
Add: Depreciation and amortization on unconsolidated real estate entities	119	175
Less: Gain on sales of previously depreciated operating properties, net of income taxes	—	(297)
FFO	14,573	38,156
Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Noncontrolling interests-other consolidated entities	(538)	(45)
Preferred share dividends	(4,025)	(4,025)
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(65)	(282)
Basic and Diluted FFO allocable to restricted shares	(282)	(379)
Basic and Diluted FFO	$9,498	$33,260
Impairment loss	27,742	—
Operating property acquisition costs	23	19
Diluted FFO, as adjusted for comparability	$37,263	$33,279

Weighted average common shares	66,340	57,844
Conversion of weighted average common units	4,396	5,017
Weighted average common shares/units - Basic FFO	70,736	62,861
Dilutive effect of share-based compensation awards	261	364
Weighted average common shares/units - Diluted FFO	70,997	63,225

Diluted FFO per share	$0.13	$0.53
Diluted FFO per share, as adjusted for comparability	$0.52	$0.53

Numerator for diluted EPS	$(22,097)	$5,623
(Loss) income allocable to noncontrolling interests-common units in the Operating Partnership	(1,479)	527
Real estate-related depreciation and amortization	33,020	27,603
Depreciation and amortization of unconsolidated real estate entities	119	175
Numerator for diluted EPS allocable to restricted shares	282	290
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(65)	(282)
Basic and diluted FFO allocable to restricted shares	(282)	(379)
Gain on sales of previously depreciated operating properties, net of income taxes	—	(297)
Basic and Diluted FFO	$9,498	$33,260
Operating property acquisition costs	23	19
Impairment loss	27,742	—
Diluted FFO, as adjusted for comparability	$37,263	$33,279

Denominator for diluted EPS	66,340	58,208
Weighted average common units	4,396	5,017
Anti-dilutive EPS effect of share-based compensation awards	261	—
Denominator for diluted FFO per share measures	70,997	63,225

Investing and Financing Activities During the Three Months Ended March 31, 2011

During the three months ended March 31, 2011, we placed into service an aggregate of 126,000 square feet in newly constructed space in two office properties.  These properties included one property totaling 151,000 square feet that became fully operational in 2011 (31,000 of these square feet were placed into service in 2010).  Costs incurred on the fully operational property through March 31, 2011 totaled $26.0 million.

The table below sets forth the major components of our additions to the line entitled “Total properties, net” on our consolidated balance sheet for the three months ended March 31, 2011 (in thousands):

Construction, development and redevelopment	$60,657
Tenant improvements on operating properties	12,704	(1)
Capital improvements on operating properties	1,990
	$75,351

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Construction, development and redevelopment activities underway for office properties at March 31, 2011 included the following:

		Square Feet (in	Estimated	Expected Year
	Number of	thousands) or	Remaining Costs	For Costs to be
Activity	Properties	Critical Load	(in millions)	Incurred Through
Construction of new office properties	11	1,244	$163.4	2013
Development of new office properties	7	991	203.1	2014
Redevelopment of existing office properties	4	868	34.0	2012
Completion of wholesale data center	1	18 MW	128.0	2012

Investing and Financing Activity Subsequent to the Three Months Ended March 31, 2011

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy.  On April 25, 2011, our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”).  While we expect to recognize gains on the dispositions of some of these properties, we also determined that the carrying amounts of certain of these properties (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods resulting from the Strategic Reallocation Plan.  Accordingly, during the three months ending June 30, 2011, we will recognize aggregate non-cash impairment losses of approximately $39.9 million for the amounts by which the carrying values of the Impaired Properties exceed their respective estimated fair values.

The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of smaller, non strategic office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.

Cash Flows

We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including all property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  Our cash flow provided by financing activities increased $9.4 million when comparing the three months ended March 31, 2011 and 2010 due primarily to a $16.1 million decrease in net debt repayments in the current period.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  While we may experience increasing challenges discussed elsewhere herein and in our 2010 Annual Report on Form 10-K due to the current economic environment, we believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements.  We maintain sufficient cash and cash equivalents to meet our operating cash requirements and short term investing and financing cash requirements.  When we determine that the amount of cash and cash equivalents on hand is more than we need to meet such requirements, we may pay down our unsecured revolving credit facility (the “Revolving Credit Facility”) or forgo borrowing under construction loan credit facilities to fund development activities.

We rely primarily on fixed-rate, non-recourse mortgage loans from banks and institutional lenders to finance most of our operating properties.  We have also made use of the public equity and debt markets to meet our capital needs, principally to repay or refinance corporate and property secured debt and to provide funds for project development and acquisitions.

Our Revolving Credit Facility provides for borrowings of up to $800 million, $447.8 million of which was available at March 31, 2011; this facility is available through September 2011 and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the total availability of the facility.  We often use our Revolving Credit Facility initially to finance much of our investing activities.  We then pay down the facility using proceeds generated from long-term borrowings and equity issuances.  Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement.

In addition, we have a construction loan agreement with an aggregate commitment by the lenders that is restorable (the “Revolving Construction Facility”), which provides for borrowings of up to $225.0 million, $63.4 million of which was available at March 31, 2011 to fund future construction costs; this facility is available until May 2012.

In 2011, we expect to create a new facility that will replace our existing Revolving Credit Facility and Revolving Construction Facility.  We expect to satisfy our 2011 debt maturities and fund the construction of properties under construction at period end or expected to be started during the remainder of 2011 using capacity under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market.  We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.  However, selective dispositions of operating properties and other assets are expected to provide capital resources during the remainder of 2011 and in future years.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2011, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2010 Annual Report on Form 10-K.

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

The following table sets forth as of March 31, 2011 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Long term debt:
Fixed rate debt (2)	$274,832	$48,648	$144,615	$162,009	$363,596	$582,520	$1,576,220
Weighted average interest rate	4.33%	6.36%	5.62%	6.40%	4.66%	6.02%	5.43%
Variable rate debt	$365,720	$384,355	$1,433	$48,216	$36,877	$—	$836,601

(1)          Includes $364.8 million in maturities that may be extended for a one-year period, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $16.0 million.

The fair market value of our debt was $2.4 billion at March 31, 2011.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by $62.4 million at March 31, 2011.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2011 and their respective fair values (dollars in thousands):

					Fair Value at
Notional		One-Month	Effective	Expiration	March 31,
Amount		LIBOR Base	Date	Date	2011
$120,000		1.7600%	1/2/2009	5/1/2012	$(1,730)
100,000		1.9750%	1/1/2010	5/1/2012	(1,675)
50,000		0.5025%	1/3/2011	1/3/2012	(61)
50,000		0.5025%	1/3/2011	1/3/2012	(61)
50,000		0.4400%	1/4/2011	1/3/2012	(37)
40,000	(1)	3.8300%	11/2/2010	11/2/2015	935
					$(2,629)

(1)          The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $739,000 in the three months ended March 31, 2011 if short-term interest rates had been 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.           Legal Proceedings

In 2005, a suit was initiated in the United States District Court for the District of Columbia against The Secretary of the Army, PenMar Development Corporation (“PMDC”) and us, as defendants, in connection with our then pending acquisition of the former Army base known as Fort Ritchie located in Cascade, Maryland. The case was dismissed by the United States District Court in 2006 due to the plaintiffs’ lack of standing but upon the filing of an appeal, the findings of the District Court were reversed and the case remanded to the District Court for further proceedings.  We subsequently acquired from PMDC fee simple title to 500 acres of the 591 acres comprising Fort Ritchie on October 5, 2006 and the remaining 91 acres on November 29, 2007.

On November 10, 2009, the District Court issued an Order, together with a Memorandum Opinion, which precludes us from proceeding with the implementation of our development plan until the Army either re-issues an amended Record of Environmental Consideration (“REC”) or a Supplemental Environmental Impact Statement (“SEIS”) that complies with the District Court’s Memorandum Opinion. The Memorandum Opinion highlights various areas of the existing REC which could be revised to include greater detail on the Army’s deliberative process whereby the Army determined that a SEIS was not necessary. We are working with both the Army’s counsel and the Army representative on re-submission of the amended REC to the Court in order to lift the restrictions imposed by the Court.

On January 8, 2010, the Army filed an appeal in the United States Court of Appeals for the District of Columbia Circuit, and, on January 19, 2011, the appeal was dismissed. On January 21, 2011, the District Court issued an order for the parties to meet and confer to provide a status report.  On February 15 and 17, 2011, the Army provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at the property.  The Army is in the process of determining the precise locations and extent of the testing conducted at the property.   In the event that this matter is not favorably resolved, we may be unable to execute our development plans for the property.  We recognized a non-cash impairment loss on the property of $27.7 million in the three months ended March 31, 2011.  Since our carrying value of the property is no longer a material amount, we do not intend to provide additional information regarding this litigation in the future.

We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2010 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended March 31, 2011, 16,725 of the Operating Partnership’s common units were exchanged for 16,725 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Removed and Reserved

Item 5.           Other Information

Not applicable

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION
10.1

Twenty-Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated February 3, 2011 (filed with the Company’s Current Report on Form 8-K dated February 3, 2011 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: April 29, 2011	By:	/s/ Randall M. Griffin
Randall M. Griffin
Chief Executive Officer

Date: April 29, 2011	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer