Form 10-Q
period 2011-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2011-07-29
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 18, 2011, 71,912,302 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Properties, net:
Operating properties, net	$2,741,433	$2,802,773
Properties under construction or development	656,321	642,682
Properties held for sale, net	75,107	—
Total properties, net	3,472,861	3,445,455
Cash and cash equivalents	11,703	10,102
Restricted cash and marketable securities	22,909	22,582
Accounts receivable (net of allowance for doubtful accounts of $3,360 and $2,796, respectively)	13,083	18,938
Deferred rent receivable	85,190	79,160
Intangible assets on real estate acquisitions, net	99,917	113,735
Deferred leasing and financing costs, net	60,988	60,649
Prepaid expenses and other assets	101,579	93,896
Total assets	$3,868,230	$3,844,517

Liabilities and equity
Liabilities:
Debt, net	$2,299,416	$2,323,681
Accounts payable and accrued expenses	115,154	99,699
Rents received in advance and security deposits	26,779	31,603
Dividends and distributions payable	35,021	32,986
Deferred revenue associated with operating leases	12,883	14,802
Distributions received in excess of investment in unconsolidated real estate joint venture	5,841	5,545
Interest rate derivatives	10,020	4,226
Other liabilities	9,744	8,837
Total liabilities	2,514,858	2,521,379
Commitments and contingencies (Note 15)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 shares issued and outstanding at June 30, 2011 and December 31, 2010)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 71,891,631 at June 30, 2011 and 66,931,582 at December 31, 2010)	719	669
Additional paid-in capital	1,657,536	1,511,844
Cumulative distributions in excess of net income	(389,195)	(281,794)
Accumulated other comprehensive loss	(9,624)	(4,163)
Total Corporate Office Properties Trust’s shareholders’ equity	1,259,517	1,226,637
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	66,482	69,337
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,573	18,364
Noncontrolling interests in subsidiaries	93,855	96,501
Total equity	1,353,372	1,323,138
Total liabilities and equity	$3,868,230	$3,844,517

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$98,589	$88,779	$195,864	$177,423
Tenant recoveries and other real estate operations revenue	19,954	17,950	42,837	38,937
Construction contract and other service revenues	28,097	26,065	49,125	63,430
Total revenues	146,640	132,794	287,826	279,790
Expenses
Property operating expenses	44,721	39,260	94,431	86,206
Depreciation and amortization associated with real estate operations	31,440	28,720	62,830	55,531
Construction contract and other service expenses	26,909	25,402	47,527	61,801
Impairment losses	38,290	—	66,032	—
General and administrative expenses	6,320	5,926	13,097	11,826
Business development expenses	588	465	1,076	620
Total operating expenses	148,268	99,773	284,993	215,984
Operating (loss) income	(1,628)	33,021	2,833	63,806
Interest expense	(26,607)	(25,576)	(53,246)	(48,068)
Interest and other income	2,756	245	3,924	1,547
Loss on early extinguishment of debt	(25)	—	(25)	—
(Loss) income from continuing operations before equity in loss of unconsolidated entities and income taxes	(25,504)	7,690	(46,514)	17,285
Equity in loss of unconsolidated entities	(94)	(72)	(64)	(277)
Income tax benefit (expense)	5,042	(7)	5,586	(48)
(Loss) income from continuing operations	(20,556)	7,611	(40,992)	16,960
Discontinued operations	(5,467)	1,205	(6,298)	2,514
(Loss) income before gain on sales of real estate	(26,023)	8,816	(47,290)	19,474
Gain on sales of real estate, net of income taxes	16	335	2,717	352
Net (loss) income	(26,007)	9,151	(44,573)	19,826
Net loss (income) attributable to noncontrolling interests:
Common units in the Operating Partnership	1,887	(364)	3,366	(891)
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	61	(156)	(477)	(201)
Net (loss) income attributable to Corporate Office Properties Trust	(24,224)	8,466	(42,014)	18,404
Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(28,250)	$4,440	$(50,065)	$10,353
Net (loss) income attributable to Corporate Office Properties Trust:
(Loss) income from continuing operations	$(19,102)	$7,351	$(36,114)	$16,087
Discontinued operations, net	(5,122)	1,115	(5,900)	2,317
Net (loss) income attributable to Corporate Office Properties Trust	$(24,224)	$8,466	$(42,014)	$18,404
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.34)	$0.05	$(0.66)	$0.13
Discontinued operations	(0.08)	0.02	(0.09)	0.04
Net (loss) income attributable to COPT common shareholders	$(0.42)	$0.07	$(0.75)	$0.17
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.34)	$0.05	$(0.66)	$0.13
Discontinued operations	(0.08)	0.02	(0.09)	0.04
Net (loss) income attributable to COPT common shareholders	$(0.42)	$0.07	$(0.75)	$0.17

(1)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid- in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (610,598 shares)	—	6	8,821	—	—	(8,827)	—
Costs associated with common shares issued to the public	—	—	(19)	—	—	—	(19)
Exercise of share options (175,443 shares)	—	2	3,082	—	—	—	3,084
Share-based compensation	—	2	5,640	—	—	—	5,642
Restricted common share redemptions (99,692 shares)	—	—	(3,713)	—	—	—	(3,713)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(1,496)	—	—	1,496	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,356)	(161)	(2,517)
Net income	—	—		18,404	—	1,422	19,826
Dividends	—	—	—	(54,471)	—	—	(54,471)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(3,946)	(3,946)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,260	9,260
Acquisition of noncontrolling interests in other consolidated entities	—	—	(26)	—	—	(335)	(361)
Balance at June 30, 2010 (59,287,761 common shares outstanding)	$81	$593	$1,269,142	$(246,008)	$(4,263)	$92,021	$1,111,566

Balance at December 31, 2010 (66,931,582 common shares outstanding)	$81	$669	$1,511,844	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (21,045 shares)	—	—	328	—	—	(328)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,315	—	—	—	145,361
Exercise of share options (180,464 shares)	—	2	2,307	—	—	—	2,309
Share-based compensation	—	2	6,356	—	—	—	6,358
Restricted common share redemptions (107,442 shares)	—	—	(3,813)	—	—	—	(3,813)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(4,778)	—	—	4,778	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(5,461)	(866)	(6,327)
Net loss	—	—	—	(42,014)	—	(2,559)	(44,573)
Dividends	—	—	—	(65,387)	—	—	(65,387)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(3,947)	(3,947)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Balance at June 30, 2011 (71,891,631 common shares outstanding)	$81	$719	$1,657,536	$(389,195)	$(9,624)	$93,855	$1,353,372

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Revenues from real estate operations received	$233,541	$216,789
Construction contract and other service revenues received	49,441	81,275
Property operating expenses paid	(81,173)	(82,158)
Construction contract and other service expenses paid	(51,538)	(87,253)
General and administrative and business development expenses paid	(10,429)	(9,800)
Interest expense paid	(47,425)	(40,861)
Interest and other income received	250	563
Income taxes paid	(170)	—
Net cash provided by operating activities	92,497	78,555
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(99,152)	(94,071)
Acquisitions of operating properties	—	(40,000)
Tenant improvements on operating properties	(20,721)	(7,623)
Other capital improvements on operating properties	(6,009)	(4,256)
Proceeds from sales of properties	6,943	3,947
Proceeds from sale of equity method investment	5,773	—
Mortgage and other loan receivables funded or acquired	(15,796)	(603)
Leasing costs paid	(6,802)	(5,297)
Investment in unconsolidated entities	(250)	(4,500)
Other	(1,295)	(3,278)
Net cash used in investing activities	(137,309)	(155,681)
Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	284,662	500,459
Repayments of debt
Scheduled principal amortization	(7,421)	(6,969)
Other repayments	(307,913)	(349,006)
Deferred financing costs paid	(557)	(6,252)
Net proceeds from issuance of common shares	145,361	3,065
Dividends paid	(63,466)	(54,091)
Distributions paid	(3,964)	(4,186)
Restricted share redemptions	(3,813)	(3,713)
Other	3,524	(564)
Net cash provided by financing activities	46,413	78,743

Net increase in cash and cash equivalents	1,601	1,617
Cash and cash equivalents
Beginning of period	10,102	8,262
End of period	$11,703	$9,879

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(44,573)	$19,826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	66,317	58,433
Impairment losses	72,347	—
Amortization of deferred financing costs	3,461	2,621
Increase in deferred rent receivable	(7,213)	(4,289)
Amortization of above or below market leases	(348)	(1,037)
Amortization of net debt discounts	3,367	2,649
Gain on sales of real estate	(2,867)	(660)
Gain on equity method investment	(2,442)	(367)
Share-based compensation	5,734	5,642
Other	(376)	275
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,044	4,704
Decrease in restricted cash and marketable securities and prepaid expenses and other assets	5,392	21,820
Decrease in accounts payable, accrued expenses and other liabilities	(7,522)	(27,213)
Decrease in rents received in advance and security deposits	(4,824)	(3,849)
Net cash provided by operating activities	92,497	78,555

Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$23,053	$(2,064)
Increase in property and debt in connection with loan assumption	$3,040	$—
Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$—	$9,000
(Decrease) increase in fair value of derivatives applied to AOCL and noncontrolling interests	$(6,358)	$2,547
Dividends/distribution payable	$35,021	$28,580
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$328	$8,827
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$4,778	$1,496

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities.  As of June 30, 2011, our investments in real estate included the following:

•                  249 wholly owned operating office properties totaling 20.2 million square feet;

•                  17 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.2 million square feet upon completion, including two partially operational properties included above;

•                  wholly owned land parcels totaling 1,516 acres that we believe are potentially developable into approximately 13.0 million square feet;

•                  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

•                  partial ownership interests in a number of other real estate projects in operations, under construction or development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2011 follows:

Common Units	94%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of June 30, 2011.

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

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011.  We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will require us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are in the process of evaluating this guidance but currently do not believe that it will have a material effect on our consolidated financial statements.

3.                                      Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2010 Annual Report on Form 10-K.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,380	$—	$—	$6,380
Common stocks	1,175	—	—	1,175
Preferred stocks	324	—	—	324
Cash and cash equivalents	418	—	—	418
Other	200	—	—	200
Common stock (1)	520	—	—	520
Interest rate derivative (2)	—	80	—	80
Warrants to purchase common shares in KEYW (2)	—	327	—	327
Assets	$9,017	$407	$—	$9,424

Liabilities:
Deferred compensation plan liability (3)	$8,497	$—	$—	$8,497
Interest rate derivatives	—	10,020	—	10,020
Liabilities	$8,497	$10,020	$—	$18,517

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

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for interest rate derivatives.

4.                                      Properties, net

Operating properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$491,188	$501,210
Buildings and improvements	2,777,861	2,804,595
Less: accumulated depreciation	(527,616)	(503,032)
Operating properties, net	$2,741,433	$2,802,773

Properties under construction or development consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$248,647	$256,487
Construction in progress, excluding land	407,674	386,195
Properties under construction or development	$656,321	$642,682

Strategic Reallocation Plan and Impairment Losses

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”).  We subsequently identified an additional property with an increased likelihood of a shortened holding period.  While we expect to recognize gains on the dispositions of some of these properties, we also determined that the carrying amounts of certain of these properties (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods.  Accordingly, during the three months ended June 30, 2011, we recognized aggregate non-cash impairment losses of $44.6 million (including $6.3 million classified as discontinued operations and excluding $4.6 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values.

The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of smaller, non-strategic office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.  In May 2011, we completed the sale of three properties under the Strategic Reallocation Plan totaling 39,000 square feet for $3.8 million and recognized a gain of $150,000.  As of June 30, 2011, we had 17 operating properties and a recently redeveloped property included in the Strategic Reallocation Plan classified as held for sale that consisted of the following (in thousands):

Land, operating properties	$10,343
Land, development	5,599	(1)
Buildings and improvements	43,022
Construction in progress, excluding land	22,934	(1)
Less: accumulated depreciation	(6,791)
Properties held for sale, net	$75,107

(1)   Pertains to a property nearing completion of redevelopment.

On February 15 and 17, 2011, the United States Army (the “Army”) provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at our property in Cascade, Maryland that was formerly an Army base known as Fort Ritchie (“Fort Ritchie”).  Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property.  We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property, and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property.  We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property.  After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in March 2011 for the amount by which the carrying value of the property exceeded its estimated fair value.

2011 Construction, Development and Redevelopment Activities

During the six months ended June 30, 2011, we had two newly constructed office properties totaling 228,000 square feet, including one in the Baltimore/Washington Corridor and one in Greater Baltimore, become fully operational (79,000 of these square feet were placed into service in 2010).

As of June 30, 2011, we had construction underway on ten office properties totaling 1.2 million square feet, including four in the Baltimore/Washington Corridor, two in Greater Baltimore, one in San Antonio, one in Northern Virginia, one in Huntsville, Alabama and one in St. Mary’s County.  We also had development activities underway on eight office properties totaling 1.0 million square feet, including three in the Baltimore/Washington Corridor, two in San Antonio, two in Huntsville and one in Northern Virginia.  In addition, we had redevelopment underway on two office properties totaling 297,000 square feet, including one in Greater Philadelphia and one in Northern Virginia.

5.                                      Real Estate Joint Ventures

During the six months ended June 30, 2011, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (in thousands):

					Maximum
Investment Balance at (1)		Date		Nature of	Exposure
June 30, 2011	December 31, 2010	Acquired	Ownership	Activity	to Loss (2)
$(5,841)	$(5,545)	9/29/2005	20%	Operates 16 buildings	$—

(1)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at June 30, 2011 and December 31, 2010 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	June 30,	December 31,
	2011	2010
Properties, net	$60,745	$61,521
Other assets	3,435	4,174
Total assets	$64,180	$65,695

Liabilities (primarily debt)	$67,422	$67,454
Owners’ equity	(3,242)	(1,759)
Total liabilities and owners’ equity	$64,180	$65,695

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues	$1,890	$2,089	$3,814	$4,189
Property operating expenses	(979)	(832)	(1,965)	(1,826)
Interest expense	(988)	(966)	(1,999)	(1,947)
Depreciation and amortization expense	(567)	(857)	(1,175)	(1,735)
Net loss	$(644)	$(566)	$(1,325)	$(1,319)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at June 30, 2011 (dollars in thousands):

		Ownership		June 30, 2011 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	6/30/2011	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (2)	$59,363	$48,749	$43,896
LW Redstone Company, LLC	3/23/2010	85%	Developing land parcel (3)	30,065	—	3,028
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	29,711	28,699	17,038
COPT-FD Indian Head, LLC	10/23/2006	75%	Developing land parcel (5)	6,492	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	4,002	—	46
				$129,633	$77,448	$64,008

(1) Excludes amounts eliminated in consolidation.

(2) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).

(3) This joint venture’s property is in Huntsville, Alabama.

(4) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).

(5) This joint venture’s property is in Charles County, Maryland.

(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Mortgage and other investing receivables	$35,649	$18,870
Investment in KEYW	19,456	22,779
Furniture, fixtures and equipment, net	10,578	11,504
Construction contract costs incurred in excess of billings	9,657	9,372
Prepaid expenses	8,758	19,995
Deferred tax asset	5,676	276
Other assets	11,805	11,100
Prepaid expenses and other assets	$101,579	$93,896

Investment in The KEYW Holding Corporation

Our investment in KEYW reflected above consists of common stock and warrants to purchase additional shares of common stock of KEYW.  We owned 2.6 million shares, or approximately 10%, of KEYW’s common stock at June 30, 2011 and 3.1 million shares, or approximately 12%, at December 31, 2010.  We use the equity method of accounting for our investment in the common stock.  The carrying value of our equity method investment in these common shares was $19.1 million at June 30, 2011 and $22.3 million at December 31, 2010.  Our investment in these common shares had a fair value of $31.8 million at June 30, 2011 based on the closing price of KEYW’s common stock on the NASDAQ Stock Market on that date.  In March 2011, we entered into a sales plan that complies with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, to sell up to 1.6 million shares of our KEYW common stock in 2011; we completed the sale of 500,000 shares under this plan in the three and six months ended June 30, 2011, resulting in $2.1 million in gain recognized.  We subsequently suspended this plan effective June 30, 2011.  Our Chief Executive Officer resigned from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW’s common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings.

At June 30, 2011 and December 31, 2010, we owned warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share.  We account for these warrants as derivatives reported at fair value using the Black-Scholes option-pricing model.  The estimated fair value of these warrants was $327,000, or $6.55 per warrant, at June 30, 2011 and $466,000, or $9.32 per warrant, at December 31, 2010.

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Mortgage loans receivable	$25,473	$14,227
Notes receivable from City of Huntsville	10,176	4,643
	$35,649	$18,870

Our mortgage loans receivable reflected above consists of three loans secured by properties in the Baltimore/Washington Corridor and Greater Baltimore.  Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture.  We do not have an allowance for credit losses in connection with theses receivables at June 30, 2011 or December 31, 2010.  The fair value of our mortgage and other investing receivables totaled $35.9 million at June 30, 2011 and $18.8 million at December 31, 2010.

Operating Notes Receivable

We had operating notes receivables due from tenants with terms exceeding one year totaling $595,000 at June 30, 2011 and $655,000 at December 31, 2010.  We carried allowances for estimated losses for most of these balances.

7.                                      Debt

Our debt consisted of the following (dollars in thousands):

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	June 30,	December 31,	Stated Interest Rates	Dates at
	June 30, 2011	2011	2010	at June 30, 2011	June 30, 2011

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,063,369	$1,173,358	5.20% - 7.87% (2)	2012 - 2034 (3)
Revolving Construction Facility	$225,000	175,001	142,339	LIBOR + 1.60% to 2.00% (4)	May 2012
Variable rate secured loans	N/A	309,923	310,555	LIBOR + 2.25% to 3.00% (5)	2012 - 2015 (6)
Other construction loan facility	23,400	16,753	16,753	LIBOR + 2.75% (7)	2012
Total mortgage and other secured loans		1,565,046	1,643,005

Revolving Credit Facility	800,000	342,000	295,000	LIBOR + 0.75% to 1.25% (8)	September 30, 2011 (9)
Unsecured notes payable	N/A	4,995	1,947	0% (10)	2015 - 2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	225,539	223,846	4.25%	April 2030 (11)
3.5% Exchangeable Senior Notes	N/A	161,836	159,883	3.50%	September 2026 (12)
Total debt		$2,299,416	$2,323,681

(1)

Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $2.8 million at June 30, 2011 and $3.2 million at December 31, 2010.

(2)	The weighted average interest rate on these loans was 6.01% at June 30, 2011.
(3)	A loan with a balance of $4.5 million at June 30, 2011 that matures in 2034 may be repaid in March 2014, subject to certain conditions.
(4)	The weighted average interest rate on this loan was 1.95% at June 30, 2011.
(5)	Certain of the loans in this category at June 30, 2011 were subject to floor interest rates ranging from 4.25% to 5.50%.
(6)	Includes $221.4 million maturing in 2012 that may be extended for a one-year period at our option, subject to certain conditions.
(7)	The interest rate on this loan was 2.95% at June 30, 2011.
(8)	The weighted average interest rate on the Revolving Credit Facility was 1.14% at June 30, 2011.
(9)	This loan may be extended for a one-year period at our option, subject to certain conditions.
(10)

These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying value of these notes reflects an unamortized discount totaling $2.0 million at June 30, 2011 and $1.1 million at December 31, 2010.

(11)

As described further in our 2010 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8145 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2011 and is equivalent to an exchange price of $48.04 per common share).  The carrying value of these notes included a principal amount of $240.0 million and an unamortized discount totaling $14.5 million at June 30, 2011 and $16.2 million at December 31, 2010.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at June 30, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest expense at stated interest rate	$2,550	$2,380	$5,100	$2,380
Interest expense associated with amortization of discount	852	803	1,692	803
Total	$3,402	$3,183	$6,792	$3,183

(12)

As described further in our 2010 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, may be exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares at an exchange rate (subject to adjustment) of 19.3470 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2011 and is equivalent to an exchange price of $51.69 per common share).  The carrying value of these notes included a principal amount of $162.5 million and an unamortized discount totaling $664,000 at June 30, 2011 and $2.6 million at December 31, 2010.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%.  Because the closing price of our common shares at June 30, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest expense at stated interest rate	$1,422	$1,422	$2,844	$2,844
Interest expense associated with amortization of discount	984	927	1,953	1,840
Total	$2,406	$2,349	$4,797	$4,684

We capitalized interest costs of $4.3 million in the three months ended June 30, 2011, $4.2 million in the three months ended June 30, 2010, $8.6 million in the six months ended June 30, 2011 and $8.1 million in the six months ended June 30, 2010.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,455,739	$1,464,754	$1,559,034	$1,579,022
Variable-rate debt	843,677	849,935	764,647	769,247
	$2,299,416	$2,314,689	$2,323,681	$2,348,269

8.                                      Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	June 30,	December 31,
Amount		Rate	Index	Date	Date	2011	2010
$120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	$(1,465)	$(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(1,402)	(2,002)
100,000	(1)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(3,974)	N/A
75,000	(1)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(3,003)	N/A
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(64)	(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(64)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	(48)	(34)
40,000	(2)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	80	644
						$(9,940)	$(3,582)

(1) These instruments have a cash settlement date of March 30, 2012.

(2) The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of these interest rate swaps was designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

Derivatives Designated as	June 30, 2011		December 31, 2010
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other assets	$80	Prepaid expenses and other assets	$644
Interest rate swaps	Interest rate derivatives	(10,020)	Interest rate derivatives	(4,226)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Amount of loss recognized in AOCL (effective portion)	$(8,458)	$(1,929)	$(8,594)	$(4,314)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,163)	(886)	(2,267)	(1,797)

Over the next 12 months, we estimate that approximately $8.1 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2011, the fair value of interest rate derivatives in a liability position related to these agreements was $10.0 million, excluding the effects of accrued interest. As of June 30, 2011, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $10.5 million.

9.                                      Shareholders’ Equity

Common Shares

We completed a public offering of 4.6 million common shares in May 2011 at a price of $33.00 per share for net proceeds of $145.7 million after underwriter discounts but before offering expenses.

During the six months ended June 30, 2011, holders of 21,045 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

We declared dividends per common share of $0.4125 in the three months ended June 30, 2011, $0.3925 in the three months ended June 30, 2010, $0.825 in the six months ended June 30, 2011 and $0.785 in the six months ended June 30, 2010.

See Note 11 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity (in thousands):

	For the Six Months
	Ended June 30,
	2011	2010
Beginning balance	$(4,163)	$(1,907)
Amount of loss recognized in AOCL (effective portion)	(8,594)	(4,314)
Amount of loss reclassified from AOCL to income (effective portion)	2,267	1,797
Adjustment to AOCL attributable to noncontrolling interests	866	161
Ending balance	$(9,624)	$(4,263)

The table below sets forth total comprehensive income and total comprehensive income attributable to COPT (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(26,007)	$9,151	$(44,573)	$19,826
Amount of loss recognized in AOCL	(8,458)	(1,929)	(8,594)	(4,314)
Amount of loss reclassified from AOCL to income	1,163	886	2,267	1,797
Total comprehensive (loss) income	(33,302)	8,108	(50,900)	17,309
Net loss (income) attributable to noncontrolling interests	1,783	(685)	2,559	(1,422)
Other comprehensive loss attributable to noncontrolling interests	450	77	388	198
Total comprehensive (loss) income attributable to COPT	$(31,069)	$7,500	$(47,953)	$16,085

10.                               Information by Business Segment

As of June 30, 2011, we had nine primary office property segments (comprised of: the Baltimore/Washington Corridor; Greater Baltimore; Northern Virginia; Colorado Springs; Suburban Maryland; San Antonio; Washington, DC — Capitol Riverfront; Greater Philadelphia; and St. Mary’s and King George Counties).  We also had a wholesale data center segment.

The table below reports segment financial information for our real estate operations (in thousands).  Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including certain properties as well as corporate assets and investments in unconsolidated entities.  We measure the performance of our segments through a measure we define as net operating income from real estate operations (“NOI from real estate operations”), which is derived by subtracting property expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, impairment losses, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.

	Baltimore/ Washington Corridor	Greater Baltimore	Northern Virginia	Colorado Springs	Suburban Maryland	San Antonio	Washington, DC - Capitol Riverfront	Greater Philadelphia	St. Mary’s & King George Counties	Wholesale Data Center	Other	Total
Three Months Ended June 30, 2011
Revenues from real estate operations	$52,860	$17,846	$18,445	$5,912	$5,325	$7,089	$4,252	$1,675	$3,564	$1,276	$2,562	$120,806
Property operating expenses	18,325	7,269	7,374	2,077	2,234	3,208	1,657	375	970	831	1,134	45,454
NOI from real estate operations	$34,535	$10,577	$11,071	$3,835	$3,091	$3,881	$2,595	$1,300	$2,594	$445	$1,428	$75,352
Additions to properties, net	$18,588	$5,858	$17,177	$998	$2,388	$2,399	$632	$3,800	$3,894	$15,311	$4,951	$75,996

Three Months Ended June 30, 2010
Revenues from real estate operations	$50,623	$16,827	$18,172	$6,154	$5,452	$4,228	$—	$1,510	$3,530	$—	$3,495	$109,991
Property operating expenses	16,853	7,311	6,706	2,239	2,199	2,100	—	800	1,041	—	895	40,144
NOI from real estate operations	$33,770	$9,516	$11,466	$3,915	$3,253	$2,128	$—	$710	$2,489	$—	$2,600	$69,847
Additions to properties, net	$32,257	$7,919	$32,684	$700	$540	$5,559	$—	$6,273	$132	$—	$1,311	$87,375

Six Months Ended June 30, 2011
Revenues from real estate operations	$106,112	$35,458	$36,719	$11,832	$10,934	$14,752	$8,842	$3,614	$7,098	$2,486	$5,400	$243,247
Property operating expenses	39,715	15,809	15,045	4,513	4,952	7,077	3,284	821	1,986	1,537	1,620	96,359
NOI from real estate operations	$66,397	$19,649	$21,674	$7,319	$5,982	$7,675	$5,558	$2,793	$5,112	$949	$3,780	$146,888
Additions to properties, net	$43,343	$17,684	$19,314	$1,419	$3,563	$4,689	$695	$6,033	$7,144	$39,381	$8,082	$151,347
Segment assets at June 30, 2011	$1,389,667	$566,900	$556,037	$261,813	$171,418	$159,350	$115,949	$127,685	$102,402	$168,986	$248,023	$3,868,230

Six Months Ended June 30, 2010
Revenues from real estate operations	$102,681	$34,692	$36,831	$12,486	$11,281	$8,166	$—	$2,712	$7,119	$—	$7,019	$222,987
Property operating expenses	39,008	16,321	14,019	4,548	4,900	3,729	—	1,563	2,148	—	2,204	88,440
NOI from real estate operations	$63,673	$18,371	$22,812	$7,938	$6,381	$4,437	$—	$1,149	$4,971	$—	$4,815	$134,547
Additions to properties, net	$48,216	$15,159	$37,594	$1,513	$2,081	$10,498	$—	$16,331	$543	$—	$13,787	$145,722
Segment assets at June 30, 2010	$1,358,956	$570,889	$485,307	$267,356	$172,321	$144,275	$—	$120,432	$93,333	$—	$254,414	$3,467,283

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Segment revenues from real estate operations	$120,806	$109,991	$243,247	$222,987
Construction contract and other service revenues	28,097	26,065	49,125	63,430
Less: Revenues from discontinued operations (Note 13)	(2,263)	(3,262)	(4,546)	(6,627)
Total revenues	$146,640	$132,794	$287,826	$279,790

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Segment property operating expenses	$45,454	$40,144	$96,359	$88,440
Less: Property operating expenses from discontinued operations (Note 13)	(733)	(884)	(1,928)	(2,234)
Total property operating expenses	$44,721	$39,260	$94,431	$86,206

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Construction contract and other service revenues	$28,097	$26,065	$49,125	$63,430
Construction contract and other service expenses	(26,909)	(25,402)	(47,527)	(61,801)
NOI from service operations	$1,188	$663	$1,598	$1,629

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
NOI from real estate operations	$75,352	$69,847	$146,888	$134,547
NOI from service operations	1,188	663	1,598	1,629
Interest and other income	2,756	245	3,924	1,547
Equity in loss of unconsolidated entities	(94)	(72)	(64)	(277)
Income tax benefit (expense)	5,042	(7)	5,586	(48)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(31,440)	(28,720)	(62,830)	(55,531)
Impairment losses	(38,290)	—	(66,032)	—
General and administrative expenses	(6,320)	(5,926)	(13,097)	(11,826)
Business development expenses	(588)	(465)	(1,076)	(620)
Interest expense on continuing operations	(26,607)	(25,576)	(53,246)	(48,068)
NOI from discontinued operations	(1,530)	(2,378)	(2,618)	(4,393)
Loss on early extinguishment of debt	(25)	—	(25)	—
(Loss) income from continuing operations	$(20,556)	$7,611	$(40,992)	$16,960

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  We did not allocate interest expense, depreciation and amortization and impairment losses to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in loss of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate items not attributable to segments.

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

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

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

The PSUs granted to our executives on March 4, 2010, as described in our 2010 Annual Report on Form 10-K, were also outstanding at June 30, 2011.

Restricted Shares

During the six months ended June 30, 2011, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 280,134 restricted shares with a weighted average grant date fair value of $35.30 per share.  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position.  During the six months ended June 30, 2011, forfeiture restrictions lapsed on 304,281 previously issued common shares; these shares had a weighted average grant date fair value of $32.56 per share, and the aggregate intrinsic value of the shares on the vesting dates was $10.8 million.

Options

During the six months ended June 30, 2011, 180,464 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $12.74 per share, and the aggregate intrinsic value of the options exercised was $3.9 million.

12.                               Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income tax consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Deferred
Federal	$(4,119)	$11	$(4,566)	$13
State	(910)	2	(1,010)	3
	(5,029)	13	(5,576)	16
Current
Federal	(10)	(5)	(8)	35
State	(3)	(1)	(2)	8
	(13)	(6)	(10)	43
Total income tax (benefit) expense	$(5,042)	$7	$(5,586)	$59

Reported on line entitled income tax (benefit) expense	$(5,042)	$7	$(5,586)	$48
Reported on line entitled gain on sale of real estate, net	—	—	—	11
Total income tax (benefit) expense	$(5,042)	$7	$(5,586)	$59

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.6% for the three and six months ended June 30, 2011 and 2010.

13.                               Discontinued Operations

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  11101 McCormick Road property in the Greater Baltimore region that was sold on February 1, 2010;

•                  431 and 437 Ridge Road properties in Central New Jersey (included in the Other region) that were sold on September 8, 2010;

•                  1344 and 1348 Ashton Road properties and 1350 Dorsey Road property in the Baltimore/Washington Corridor that were sold on May 24, 2011; and

•                  17 operating properties in the Greater Baltimore region that were classified as held for sale as of June 30, 2011.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenue from real estate operations	$2,263	$3,262	$4,546	$6,627
Expenses from real estate operations:
Property operating expenses	733	884	1,928	2,234
Depreciation and amortization	609	828	2,239	1,620
Impairment loss	6,315	—	6,315	—
Expenses from real estate operations	7,657	1,712	10,482	3,854
Operating income from real estate operations	(5,394)	1,550	(5,936)	2,773
Interest expense	(223)	(345)	(512)	(556)
Gain on sales of real estate	150	—	150	297
Discontinued operations	$(5,467)	$1,205	$(6,298)	$2,514

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator:
(Loss) income from continuing operations	$(20,556)	$7,611	$(40,992)	$16,960
Gain on sales of real estate, net	16	335	2,717	352
Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Loss (income) from continuing operations attributable to noncontrolling interests	1,438	(595)	2,161	(1,225)
Income from continuing operations attributable to restricted shares	(237)	(250)	(519)	(540)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	(23,365)	3,075	(44,684)	7,496
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	(1,542)	—	(2,968)	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(24,907)	$3,075	$(47,652)	$7,496

Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(23,365)	$3,075	$(44,684)	$7,496
Discontinued operations	(5,467)	1,205	(6,298)	2,514
Discontinued operations attributable to noncontrolling interests	345	(90)	398	(197)
Numerator for basic EPS on net (loss) income attributable to COPT common shareholders	(28,487)	4,190	(50,584)	9,813
Dilutive effect of common units in the Operating Partnership	(1,887)	—	(3,366)	—
Numerator for diluted EPS on net (loss) income attributable to COPT common shareholders	$(30,374)	$4,190	$(53,950)	$9,813

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	68,446	58,489	67,399	58,169
Dilutive effect of share-based compensation awards	—	421	—	405
Dilutive effect of common units	4,382	—	4,389	—
Denominator for diluted EPS	72,828	58,910	71,788	58,574

Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.34)	$0.05	$(0.66)	$0.13
Discontinued operations attributable to COPT common shareholders	(0.08)	0.02	(0.09)	0.04
Net (loss) income attributable to COPT common shareholders	$(0.42)	$0.07	$(0.75)	$0.17
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.34)	$0.05	$(0.66)	$0.13
Discontinued operations attributable to COPT common shareholders	(0.08)	0.02	(0.09)	0.04
Net (loss) income attributable to COPT common shareholders	$(0.42)	$0.07	$(0.75)	$0.17

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Conversion of common units	—	4,558	—	4,786
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•                  weighted average restricted shares for the three months ended June 30, 2011 and 2010 of 624,000 and 664,000, respectively, and for the six months ended June 30, 2011 and 2010 of 637,000 and 662,000, respectively; and

•                  weighted average options for the three months ended June 30, 2011 and 2010 of 625,000 and 561,000, respectively, and for the six months ended June 30, 2011 and 2010 of 623,000 and 570,000, respectively.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a limited partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, including springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $65 million.  We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of the general partner pursuant to an indemnity agreement so long as we continue to manage the properties.  In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of June 30, 2011.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $4.2 million liability through June 30, 2011 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

During the six months ended June 30, 2011, we:

•                  had a decrease in net income attributable to common shareholders of $60.4 million as compared to the six months ended June 30, 2010, due in large part to impairment losses of $44.6 million on properties identified for disposition primarily under our Strategic Reallocation Plan (defined below) and $27.7 million on our property in Cascade, Maryland that was formerly the Army base known as Fort Ritchie;

•                  had a decrease of $3.0 million, or 2%, from the six months ended June 30, 2010 in our net operating income (“NOI”) from continuing real estate operations (defined below) attributable to our Same Office Properties (also defined below);

•                  finished the period with occupancy of our portfolio of wholly owned office properties at 87.3%;

•                  placed into service an aggregate of 149,000 square feet in two newly constructed office properties;

•                  issued 4.6 million common shares at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriting discounts but before offering expenses; and

•                  completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”).

In this section, we discuss our financial condition and results of operations as of and for the three and six months ended June 30, 2011.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our consolidated statements of operations changed for the three and six months ended June 30, 2011 compared to the same periods in 2010;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs; and

•                  our commitments and contingencies at June 30, 2011.

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

•                  governmental actions and initiatives, including risks associated with the impact of a government shutdown such as a reduction in rental revenues or non-renewal of leases;

•                  the dilutive effects of issuing additional common shares; and

•                  environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

The tables below set forth occupancy information pertaining to our portfolio of wholly owned operating office properties.

	June 30,	December 31,
	2011	2010
Occupancy rates at period end
Total	87.3%	88.2%
Baltimore/Washington Corridor	90.0%	89.5%
Northern Virginia	87.6%	91.9%
Greater Baltimore	83.9%	85.0%
San Antonio	100.0%	100.0%
Colorado Springs	76.0%	76.2%
Washington, DC - Capitol Riverfront	95.4%	98.5%
St. Mary’s and King George Counties	87.0%	86.8%
Suburban Maryland	71.0%	71.4%
Greater Philadelphia	85.8%	100.0%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$25.91	$25.56

(1) Includes estimated expense reimbursements.

	Rentable	Occupied
	Square Feet	Square Feet
	(in thousands)
December 31, 2010	19,990	17,628
Square feet vacated upon lease expiration (1)	—	(525)
Square feet retenanted after lease expiration (2)	—	300
Square feet constructed	149	141
Other changes	105	119
June 30, 2011	20,244	17,663

(1) Includes lease terminations and space reductions occurring in connection with lease renewals.

(2) Excludes retenanting of vacant square feet acquired or developed.

While we expect the challenging lease environment to continue at least through 2011, we believe that the overall fundamentals for office leasing for us were either at, or near, bottom by March 31, 2011. We also believe that our customer and market strategies are competitive advantages in the current leasing environment since we expect the United States Government and defense information technology sectors to fuel economic growth in many of our regions. For example, military and civilian personnel are in the process of being relocated to government installations at Fort George G. Meade (in the Baltimore/Washington Corridor), Aberdeen Proving Ground (in the Greater Baltimore region), San Antonio, Redstone Arsenal (in Huntsville, Alabama) and Fort Belvoir (in Springfield, Virginia) in connection with mandates by the Base Realignment and Closure Commission of the United States Congress (“BRAC”). In addition, the newly-formed United States Cyber Command is located at Fort George G. Meade. We expect the demand created by these government installations will not only help stabilize the leasing markets in these regions but also expect it will provide future growth for us due to the installations’ proximity to many of our properties. While there has been increased speculation regarding future reductions in United States defense spending, we do not believe that such spending decreases, were they to occur, would significantly affect defense information technology, which is the primary nature of the activities for tenants in our sector concentration described above. On the contrary, we believe that United States spending for defense information technology could increase due to the increasing significance of these activities to national security.

Much of the leasing that we expected to execute in the first half of 2011 was delayed in large part due to the delay until April 15 of an approved Federal budget.  The resulting operation of the government under the continuing resolution effectively froze new government and program contractor leasing.  We believe that we will accomplish some of this delayed leasing in the second half of 2011.  We are also closely monitoring developments relating to the United States Government’s debt ceiling and fiscal 2012 budget.  Delays in the approval of a fiscal 2012 budget could delay expected leasing activity that we expect to complete in the second half of 2011 and/or early 2012.

The table below sets forth occupancy information pertaining to operating office properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	June 30,	December 31,
Geographic Region	Interest	2011	2010
Greater Harrisburg, Pennsylvania (1)	20%	71.3%	74.3%
Suburban Maryland (2)	50%	84.4%	88.3%
Baltimore/Washington Corridor (3)	50%	6.0%	6.0%

(1) Includes 16 properties totaling 671,000 square feet.

(2) Includes three properties totaling 298,000 square feet.

(3) Includes one property with 144,000 square feet.

Our shell-complete wholesale data center property, which is expected to have an initial stabilization critical load of 18 megawatts, had three megawatts in operations at June 30, 2011 and December 31, 2010 that was leased to tenants with further expansion rights of up to a combined five megawatts.

Results of Operations

One manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, impairment losses, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.  The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations.  We view our NOI from continuing real estate as being comprised of the following primary categories:

•                  operating properties owned and 100% operational throughout the current and prior year reporting periods, excluding operating properties identified for disposition under our Strategic Reallocation Plan.  We define these as changes from “Same Office Properties”;

•                  operating properties acquired during the current and prior year reporting periods;

•                  constructed properties placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•                  operating properties held for future disposition that are included in continuing operations.

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

We believe that operating (loss) income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure for both NOI from continuing real estate operations and NOI from service operations.  Since both of these measures exclude certain items includable in operating (loss) income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures.

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating (loss) income reported on our consolidated statement of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
NOI from continuing real estate operations	$73,822	$67,469	$144,270	$130,154
NOI from service operations	1,188	663	1,598	1,629
Depreciation and amortization associated with continuing real estate operations	(31,440)	(28,720)	(62,830)	(55,531)
Impairment losses from continuing real estate operations	(38,290)	—	(66,032)	—
General and administrative expense	(6,320)	(5,926)	(13,097)	(11,826)
Business development expenses	(588)	(465)	(1,076)	(620)
Operating (loss) income	$(1,628)	$33,021	$2,833	$63,806

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

	For the Three Months Ended June 30,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$118,543	$106,729	$11,814
Construction contract and other service revenues	28,097	26,065	2,032
Total revenues	146,640	132,794	13,846
Expenses
Property operating expenses	44,721	39,260	5,461
Depreciation and amortization associated with real estate operations	31,440	28,720	2,720
Construction contract and other service expenses	26,909	25,402	1,507
Impairment losses	38,290	—	38,290
General and administrative expense	6,320	5,926	394
Business development expenses	588	465	123
Total operating expenses	148,268	99,773	48,495

Operating (loss) income	(1,628)	33,021	(34,649)
Interest expense	(26,607)	(25,576)	(1,031)
Interest and other income	2,756	245	2,511
Loss on early extinguishment of debt	(25)	—	(25)
Equity in loss of unconsolidated entities	(94)	(72)	(22)
Income tax benefit (expense)	5,042	(7)	5,049
(Loss) income from continuing operations	(20,556)	7,611	(28,167)
Discontinued operations	(5,467)	1,205	(6,672)
Gain on sales of real estate, net of income taxes	16	335	(319)
Net (loss) income	(26,007)	9,151	(35,158)
Net loss (income) attributable to noncontrolling interests	1,783	(685)	2,468
Preferred share dividends	(4,026)	(4,026)	—
Net (loss) income attributable to COPT common shareholders	$(28,250)	$4,440	$(32,690)

NOI from Continuing Real Estate Operations

	For the Three Months Ended June 30,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$98,564	$98,668	$(104)
Acquired properties	6,723	41	6,682
Constructed properties placed in service	7,759	1,138	6,621
Operating properties held for future disposition	5,101	5,983	(882)
Other	396	899	(503)
	118,543	106,729	11,814
Property operating expenses
Same Office Properties	35,603	34,405	1,198
Acquired properties	3,133	6	3,127
Constructed properties placed in service	1,720	487	1,233
Operating properties held for future disposition	2,312	2,411	(99)
Other	1,953	1,951	2
	44,721	39,260	5,461
NOI from continuing real estate operations
Same Office Properties	62,961	64,263	(1,302)
Acquired properties	3,590	35	3,555
Constructed properties placed in service	6,039	651	5,388
Operating properties held for future disposition	2,789	3,572	(783)
Other	(1,557)	(1,052)	(505)
	$73,822	$67,469	$6,353

As the table above indicates, most of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities.

Impairment losses

In connection primarily with the Strategic Reallocation Plan approved in April 2011, we determined that the carrying amounts of certain properties identified for disposition (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods.  Accordingly, during the three months ended June 30, 2011, we recognized aggregate non-cash impairment losses of $44.6 million (including $6.3 million classified as discontinued operations and excluding $4.6 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values.

Interest expense

The increase in interest expense included the effect of a $236.2 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities.  Also included was a decrease in our weighted average interest rates of debt from 5.3% to 4.9%.

Interest and other income

The increase in interest and other income was due primarily to $2.1 million in gain recognized on our sale of 500,000 shares of common stock in The KEYW Holding Corporation (“KEYW”).

We used the equity method of accounting for our investment in KEYW common stock through June 30, 2011.  Our Chief Executive Officer resigned from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW’s common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings.  The carrying value of our investment in these common shares was $19.1 million at June 30, 2011 and the shares had a fair value of $31.8 million at June 30, 2011 based on the closing price of KEYW’s common stock on the NASDAQ Stock Market on that date.

Income tax benefit (expense)

The increase in income tax benefit was due primarily to a $4.6 million benefit on an impairment loss recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Discontinued operations

The decrease in discontinued operations was due primarily to $6.3 million in impairment losses recognized in connection with the Strategic Reallocation Plan described above.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

	For the Six Months Ended June 30,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Revenues from real estate operations	$238,701	$216,360	$22,341
Construction contract and other service revenues	49,125	63,430	(14,305)
Total revenues	287,826	279,790	8,036
Expenses
Property operating expenses	94,431	86,206	8,225
Depreciation and amortization associated with real estate operations	62,830	55,531	7,299
Construction contract and other service expenses	47,527	61,801	(14,274)
Impairment losses	66,032	—	66,032
General and administrative expense	13,097	11,826	1,271
Business development expenses	1,076	620	456
Total operating expenses	284,993	215,984	69,009

Operating income	2,833	63,806	(60,973)
Interest expense	(53,246)	(48,068)	(5,178)
Interest and other income	3,924	1,547	2,377
Loss on early extinguishment of debt	(25)	—	(25)
Equity in loss of unconsolidated entities	(64)	(277)	213
Income tax benefit (expense)	5,586	(48)	5,634
(Loss) income from continuing operations	(40,992)	16,960	(57,952)
Discontinued operations	(6,298)	2,514	(8,812)
Gain on sales of real estate, net of income taxes	2,717	352	2,365
Net (loss) income	(44,573)	19,826	(64,399)
Net loss (income) attributable to noncontrolling interests	2,559	(1,422)	3,981
Preferred share dividends	(8,051)	(8,051)	—
Net (loss) income attributable to COPT common shareholders	$(50,065)	$10,353	$(60,418)

NOI from Continuing Real Estate Operations

	For the Six Months Ended June 30,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$198,450	$200,258	$(1,808)
Acquired properties	13,985	41	13,944
Constructed properties placed in service	15,130	1,872	13,258
Operating properties held for future disposition	10,406	12,334	(1,928)
Other	730	1,855	(1,125)
	238,701	216,360	22,341
Property operating expenses
Same Office Properties	76,429	75,235	1,194
Acquired properties	5,962	6	5,956
Constructed properties placed in service	3,520	737	2,783
Operating properties held for future disposition	5,241	5,724	(483)
Other	3,279	4,504	(1,225)
	94,431	86,206	8,225
NOI from continuing real estate operations
Same Office Properties	122,021	125,023	(3,002)
Acquired properties	8,023	35	7,988
Constructed properties placed in service	11,610	1,135	10,475
Operating properties held for future disposition	5,165	6,610	(1,445)
Other	(2,549)	(2,649)	100
	$144,270	$130,154	$14,116

As the table above indicates, most of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities.

With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

•                  the decrease in revenues included the following:

•                  a $1.9  million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two periods (average occupancy of Same Office Properties was 89.1% in the current period versus 89.9% in the prior period); and

•                  a $734,000 decrease in net revenue from the early termination of leases; offset in part by

•                  a $787,000 increase in tenant recoveries and other revenue; and

•                  the increase in property operating expenses included the following:

•                  a $1.4 million increase in heating and air conditioning repairs and maintenance that was predominantly attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio;

•                  a $1.1 million increase in costs for asset and property management labor, much of which was due to an increase in the size of our employee base supporting certain properties;

•                  a $933,000 increase in interior and other repairs and maintenance; offset in part by

•                  a $3.3 million decrease in snow removal expenses due primarily to record snowfall in Maryland and Northern Virginia in the prior period.

Depreciation and Amortization Associated with Real Estate Operations

Depreciation and amortization expense associated with real estate included in continuing operations increased due primarily to expense attributable to properties added into operations through acquisition and construction activities.

Impairment losses

We recognized the impairment losses described below in the current period:

•                  the impairment losses previously described for the three month periods; and

•                  on February 15 and 17, 2011, the Army provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at Fort Ritchie.  Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property.  We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property, and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property.  We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property.  After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million for the amount by which the carrying value of the property exceeded its estimated fair value.

Interest expense

The increase in interest expense included the effect of a $262.3 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities.

Interest and other income, income tax benefit (expense) and discontinued operations

The changes reflected in these lines items were due primarily to the reasons described above for the three month periods.

Gain on sales of real estate

The increase in gain on sales of real estate was attributable primarily to the sale of a land parcel in Hunt Valley, Maryland.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs, gain or loss on early extinguishment of debt and impairment losses, net of associated income tax.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three and six months ended June 30, 2011 and 2010 and provides reconciliations to the GAAP measures associated with such measures (dollars and shares in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(26,007)	$9,151	$(44,573)	$19,826
Add: Real estate-related depreciation and amortization	32,049	29,548	65,069	57,151
Add: Depreciation and amortization on unconsolidated real estate entities	115	171	234	346
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(150)	—	(150)	(297)
FFO	6,007	38,870	20,580	77,026
Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Noncontrolling interests-other consolidated entities	61	(156)	(477)	(201)
Preferred share dividends	(4,026)	(4,026)	(8,051)	(8,051)
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(225)	(297)	(290)	(579)
Basic and Diluted FFO allocable to restricted shares	(237)	(346)	(519)	(725)
Basic and Diluted FFO	$1,415	$33,880	$10,913	$67,140
Operating property acquisition costs	52	271	75	290
Impairment losses	44,605	—	72,347	—
Income tax benefit from impairment loss	(4,598)	—	(4,598)	—
Loss on early extinguishment of debt	25	—	25	—
Diluted FFO, as adjusted for comparability	$41,499	$34,151	$78,762	$67,430

Weighted average common shares	68,446	58,489	67,399	58,169
Conversion of weighted average common units	4,382	4,558	4,389	4,786
Weighted average common shares/units - Basic FFO	72,828	63,047	71,788	62,955
Dilutive effect of share-based compensation awards	151	421	205	405
Weighted average common shares/units - Diluted FFO	72,979	63,468	71,993	63,360

Diluted FFO per share	$0.02	$0.53	$0.15	$1.06
Diluted FFO per share, as adjusted for comparability	$0.57	$0.54	$1.09	$1.06

Numerator for diluted EPS	$(30,374)	$4,190	$(53,950)	$9,813
(Loss) income allocable to noncontrolling interests-common units in the Operating Partnership	—	364	—	891
Real estate-related depreciation and amortization	32,049	29,548	65,069	57,151
Depreciation and amortization of unconsolidated real estate entities	115	171	234	346
Numerator for diluted EPS allocable to restricted shares	237	250	519	540
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(225)	(297)	(290)	(579)
Basic and diluted FFO allocable to restricted shares	(237)	(346)	(519)	(725)
Gain on sales of previously depreciated operating properties, net of income taxes	(150)	—	(150)	(297)
Basic and Diluted FFO	$1,415	$33,880	$10,913	$67,140
Operating property acquisition costs	52	271	75	290
Impairment losses	44,605	—	72,347	—
Income tax benefit from impairment loss	(4,598)	—	(4,598)	—
Loss on early extinguishment of debt	25	—	25	—
Diluted FFO, as adjusted for comparability	$41,499	$34,151	$78,762	$67,430

Denominator for diluted EPS	72,828	58,910	71,788	58,574
Weighted average common units	—	4,558	—	4,786
Anti-dilutive EPS effect of share-based compensation awards	151	—	205	—
Denominator for diluted FFO per share measures	72,979	63,468	71,993	63,360

Investing and Financing Activities During the Six Months Ended June 30, 2011

During the six months ended June 30, 2011, we placed into service an aggregate of 149,000 square feet in newly constructed space in two office properties.  These properties, which total 228,000 square feet, became fully operational in 2011 (79,000 of these square feet were placed into service in 2010).  Costs incurred on these properties through June 30, 2011 totaled $43.4 million.

The table below sets forth the major components of our additions to the line entitled “Total Properties, net” on our consolidated balance sheet for the six months ended June 30, 2011 (in thousands):

Construction, development and redevelopment	$123,870
Tenant improvements on operating properties	23,061	(1)
Capital improvements on operating properties	4,416
	$151,347

(1)   Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved the Strategic Reallocation Plan.  The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of smaller, non-strategic office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.  In May 2011, we completed the sale of three properties under the plan totaling 39,000 square feet for $3.8 million.

On April 5, 2011, we entered into two forward starting swaps for an aggregate notional amount of $175.0 million to lock in the LIBOR swap rate in anticipation of our obtaining a ten-year term, fixed rate financing later in 2011.  Both agreements are effective on September 30, 2011, expire on September 30, 2021 and have a cash settlement date on March 30, 2012.  These swaps are designated as cash flow hedges.

In May 2011, we issued 4.6 million common shares at a public offering price of $33.00 per share, for net proceeds of $145.7 million after underwriting discount but before offering expenses.  The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

Cash Flows

We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  Our net cash flow provided by operating activities increased $13.9 million when comparing the six months ended June 30, 2011 and 2010 due primarily to an increase in revenues received from real estate operations attributable to newly acquired and newly constructed properties.  Our net cash flow used in investing activities decreased $18.4 million when comparing the six months ended June 30, 2011 and 2010 due primarily to a decrease in acquisitions relative to the prior period.  Our cash flow provided by financing activities decreased $32.3 million when comparing the six months ended June 30, 2011 and 2010 due primarily to a $175.2 million decrease in net debt repayments, offset in part by a $142.3 million increase in net proceeds from common share issuances in the current period.

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

Our Revolving Credit Facility provides for borrowings of up to $800 million, $452.1 million of which was available at June 30, 2011; this facility is available through September 2011 and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.125% of the total availability of the facility.  We often use our Revolving Credit Facility initially to finance much of our investing activities.  We then pay down the facility using proceeds generated from long-term borrowings and equity issuances.  Amounts available under the facility are computed based on 65% of our unencumbered asset value, as defined in the agreement.

In addition, we have a construction loan agreement with an aggregate commitment by the lenders that is restorable (the “Revolving Construction Facility”), which provides for borrowings of up to $225.0 million, $50.0 million of which was available at June 30, 2011 to fund future construction costs; this facility is available until May 2012.

In 2011, we expect to obtain a new facility that will replace our existing Revolving Credit Facility.  We expect to satisfy our 2011 debt maturities and fund the construction of properties under construction at period end or expected to be started during the remainder of 2011 using capacity under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market.  We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.  However, selective dispositions of operating properties and other assets are expected to provide capital resources during the remainder of 2011 and in future years.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2011, we were in compliance with these financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011 (in thousands):

	For the Periods Ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$504,500	$449,277	$134,843	$202,697	$394,734	$575,264	$2,261,315
Scheduled principal payments	6,814	13,867	11,206	7,528	5,738	7,255	52,408
Interest on debt (3)	47,894	83,690	69,870	59,105	44,015	29,347	333,921
New construction, development and redevelopment obligations (4)(5)	50,354	41,572	—	—	—	—	91,926
Third-party construction and development obligations (5)(6)	20,891	6,963	—	—	—	—	27,854
Capital expenditures for operating properties (5)(7)	19,700	10,273	—	—	—	—	29,973
Operating leases (8)	356	595	539	445	348	27,081	29,364
Other purchase obligations (9)	1,709	3,412	2,756	1,717	1,222	323	11,139
Total contractual cash obligations	$652,218	$609,649	$219,214	$271,492	$446,057	$639,270	$2,837,900

(1)   The contractual obligations set forth in this table generally exclude individual property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)   Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $14.3 million.  We expect to refinance the balloon payments that are due in 2011 and 2012 using primarily a combination of borrowings under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market.  The principal maturities occurring in 2011 includes $342.0 million that may be extended for one year, subject to certain conditions.

(3)   Represents interest costs for debt at June 30, 2011 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2011 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)   Represents contractual obligations pertaining to new construction, development and redevelopment activities.  We expect to finance these costs using primarily a combination of borrowings under our credit facilities and by accessing the secured debt market, unsecured debt market and/or public equity market.  Construction, development and redevelopment activities underway at June 30, 2011 included the following:

		Square Feet (in	Estimated	Expected Year
	Number of	thousands) or	Remaining Costs	For Costs to be
Activity	Properties	Critical Load	(in millions)	Incurred Through
Construction of new office properties	10	1,174	$127.2	2013
Development of new office properties	8	1,026	201.5	2014
Redevelopment of existing office properties	2	297	28.0	2012
Completion of wholesale data center	1	18MW	101.2	2013

(5)   Due to the long-term nature of certain construction and development contracts and leases included in these lines, the amounts reported in the table represent our estimate of the timing for the related obligations being payable.

(6)   Represents contractual obligations pertaining to projects for which we are acting as construction manager on behalf of unrelated parties who are our clients.  We expect to be reimbursed in full for these costs by our clients.

(7)   Represents contractual obligations pertaining to recurring and nonrecurring capital expenditures for our operating properties.  We expect to finance these costs primarily using cash flow from operations.

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

The following table sets forth as of June 30, 2011 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2011 (1)	2012	2013	2014	2015	Thereafter	Total
Long term debt:
Fixed rate debt (2)	$168,660	$48,647	$144,616	$162,009	$363,595	$582,519	$1,470,046
Weighted average interest rate	3.60%	6.36%	5.62%	6.40%	4.66%	6.02%	5.42%
Variable rate debt	$342,654	$414,497	$1,433	$48,216	$36,877	$—	$843,677

(1)         Includes $342.0 million in maturities that may be extended for a one-year period, subject to certain conditions.

(2)         Represents principal maturities only and therefore excludes net discounts of $14.3 million.

The fair market value of our debt was $2.3 billion at June 30, 2011.  If interest rates had been 1% lower, the fair value of our debt would have increased by $57.8 million at June 30, 2011.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2011 and December 31, 2010 and their respective fair values (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	June 30,	December 31,
Amount		Rate	Index	Date	Date	2011	2010
$120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	$(1,465)	$(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(1,402)	(2,002)
100,000	(1)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(3,974)	N/A
75,000	(1)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(3,003)	N/A
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(64)	(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(64)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	(48)	(34)
40,000	(2)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	80	644
						$(9,940)	$(3,582)

(1) These instruments have a cash settlement date of March 30, 2012.

(2) The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.6 million in the six months ended June 30, 2011 if short-term interest rates had been 1% higher.

Item 4.         Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         During the three months ended June 30, 2011, 4,320 of the Operating Partnership’s common units were exchanged for 4,320 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)      Not applicable

(b)      Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

At our 2011 Annual Meeting of Shareholders held on May 12, 2011, a substantial majority of our outstanding common shares of beneficial interest were voted in favor of conducting future non-binding, advisory votes on executive compensation on an “every year” basis.  We have considered this shareholder vote, and intend to conduct future non-binding, advisory votes on executive compensation on an “every year” basis until the next vote by our shareholders on the frequency of such votes, which will be no later than our 2017 Annual Meeting of Shareholders.

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	July 29, 2011	By:	/s/ Randall M. Griffin
Randall M. Griffin
Chief Executive Officer

Date:	July 29, 2011	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer