Form 10-Q
period 2011-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2011-10-28
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 17, 2011, 71,986,146 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Properties, net:
Operating properties, net	$2,772,303	$2,802,773
Properties under construction or development	696,914	642,682
Total properties, net	3,469,217	3,445,455
Assets held for sale, net	72,767	—
Cash and cash equivalents	11,504	10,102
Restricted cash and marketable securities	39,232	22,582
Accounts receivable (net of allowance for doubtful accounts of $3,404 and $2,796, respectively)	20,991	18,938
Deferred rent receivable	87,148	79,160
Intangible assets on real estate acquisitions, net	97,954	113,735
Deferred leasing and financing costs, net	70,791	60,649
Prepaid expenses and other assets	95,788	93,896
Total assets	$3,965,392	$3,844,517

Liabilities and equity
Liabilities:
Debt, net	$2,420,073	$2,323,681
Accounts payable and accrued expenses	114,834	99,699
Rents received in advance and security deposits	28,241	31,603
Dividends and distributions payable	35,029	32,986
Deferred revenue associated with operating leases	15,621	14,802
Distributions received in excess of investment in unconsolidated real estate joint venture	5,953	5,545
Interest rate derivatives	30,629	4,226
Other liabilities	7,389	8,837
Total liabilities	2,657,769	2,521,379
Commitments and contingencies (Note 16)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 shares issued and outstanding at September 30, 2011 and December 31, 2010)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 71,986,936 at September 30, 2011 and 66,931,582 at December 31, 2010)	720	669
Additional paid-in capital	1,663,850	1,511,844
Cumulative distributions in excess of net income	(416,342)	(281,794)
Accumulated other comprehensive loss	(28,618)	(4,163)
Total Corporate Office Properties Trust’s shareholders’ equity	1,219,691	1,226,637
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	60,583	69,337
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,549	18,364
Noncontrolling interests in subsidiaries	87,932	96,501
Total equity	1,307,623	1,323,138
Total liabilities and equity	$3,965,392	$3,844,517

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$99,068	$90,264	$293,547	$266,334
Tenant recoveries and other real estate operations revenue	22,825	20,810	65,395	59,337
Construction contract and other service revenues	18,729	13,608	67,854	77,038
Total revenues	140,622	124,682	426,796	402,709
Expenses
Property operating expenses	47,655	43,013	141,287	128,331
Depreciation and amortization associated with real estate operations	35,719	29,503	97,720	84,368
Construction contract and other service expenses	18,171	13,347	65,698	75,148
Impairment losses	—	—	57,824	—
General and administrative expenses	6,154	6,079	19,251	17,905
Business development expenses	1,050	2,886	2,126	3,506
Total operating expenses	108,749	94,828	383,906	309,258
Operating income	31,873	29,854	42,890	93,451
Interest expense	(25,381)	(26,174)	(78,412)	(74,042)
Interest and other (loss) income	(242)	395	3,682	1,942
Loss on early extinguishment of debt	(1,655)	—	(1,680)	—
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	4,595	4,075	(33,520)	21,351
Equity in (loss) income of unconsolidated entities	(159)	648	(223)	371
Income tax benefit (expense)	457	(27)	6,043	(75)
Income (loss) from continuing operations	4,893	4,696	(27,700)	21,647
Discontinued operations	2,577	1,753	(12,120)	4,276
Income (loss) before gain on sales of real estate	7,470	6,449	(39,820)	25,923
Gain on sales of real estate, net of income taxes	—	2,477	2,717	2,829
Net income (loss)	7,470	8,926	(37,103)	28,752
Net (income) loss attributable to noncontrolling interests:
Common units in the Operating Partnership	(178)	(363)	3,188	(1,254)
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	(561)	434	(1,038)	233
Net income (loss) attributable to Corporate Office Properties Trust	6,566	8,832	(35,448)	27,236
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Net income (loss) attributable to Corporate Office Properties Trust common shareholders	$2,541	$4,807	$(47,524)	$15,160
Net income (loss) attributable to Corporate Office Properties Trust:
Income (loss) from continuing operations	$4,138	$7,206	$(24,106)	$23,284
Discontinued operations, net	2,428	1,626	(11,342)	3,952
Net income (loss) attributable to Corporate Office Properties Trust	$6,566	$8,832	$(35,448)	$27,236
Basic earnings per common share (1)
Income (loss) from continuing operations	$—	$0.05	$(0.54)	$0.18
Discontinued operations	0.03	0.03	(0.16)	0.07
Net income (loss) attributable to COPT common shareholders	$0.03	$0.08	$(0.70)	$0.25
Diluted earnings per common share (1)
Income (loss) from continuing operations	$—	$0.05	$(0.54)	$0.17
Discontinued operations	0.03	0.03	(0.16)	0.07
Net income (loss) attributable to COPT common shareholders	$0.03	$0.08	$(0.70)	$0.24

(1)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(in thousands, except share data)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009 (58,342,673 common shares outstanding)	$81	$583	$1,238,704	$(209,941)	$(1,907)	$93,112	$1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (620,598 shares)	—	6	8,964	—	—	(8,970)	—
Costs associated with common shares issued to the public	—	—	(19)	—	—	—	(19)
Exercise of share options (271,242 shares)	—	3	4,394	—	—	—	4,397
Share-based compensation	—	2	8,724	—	—	—	8,726
Restricted common share redemptions (103,721 shares)	—	—	(3,862)	—	—	—	(3,862)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(1,347)	—	—	1,347	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,954)	(206)	(3,160)
Net income	—	—		27,236	—	1,516	28,752
Dividends	—	—	—	(82,990)	—	—	(82,990)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,945)	(5,945)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,510	9,510
Acquisition of noncontrolling interests in other consolidated entities	—	—	(2,344)	—	—	(2,118)	(4,462)
Balance at September 30, 2010 (59,406,247 common shares outstanding)	$81	$594	$1,271,363	$(265,695)	$(4,861)	$88,246	$1,089,728

Balance at December 31, 2010 (66,931,582 common shares outstanding)	$81	$669	$1,511,844	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (83,506 shares)	—	1	1,275	—	—	(1,276)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,315	—	—	—	145,361
Exercise of share options (185,714 shares)	—	2	2,393	—	—	—	2,395
Share-based compensation	—	2	9,536	—	—	—	9,538
Restricted common share redemptions (112,683 shares)	—	—	(3,948)	—	—	—	(3,948)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(2,542)	—	—	2,542	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(24,455)	(2,562)	(27,017)
Net loss	—	—	—	(35,448)	—	(1,655)	(37,103)
Dividends	—	—	—	(99,100)	—	—	(99,100)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,894)	(5,894)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Balance at September 30, 2011 (71,986,936 common shares outstanding)	$81	$720	$1,663,850	$(416,342)	$(28,618)	$87,932	$1,307,623

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Revenues from real estate operations received	$350,593	$324,445
Construction contract and other service revenues received	73,382	92,817
Property operating expenses paid	(143,481)	(138,379)
Construction contract and other service expenses paid	(73,009)	(107,016)
General and administrative and business development expenses paid	(15,921)	(13,726)
Interest expense paid	(69,237)	(63,298)
Previously accreted interest expense paid	(17,314)	—
Interest and other income received	377	709
Payments in connection with early extinguishment of debt	(350)	—
Income taxes paid	(174)	—
Net cash provided by operating activities	104,866	95,552
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(169,873)	(240,092)
Acquisitions of operating properties	(32,806)	(103,277)
Tenant improvements on operating properties	(27,421)	(11,259)
Other capital improvements on operating properties	(11,575)	(5,870)
Proceeds from sales of properties	27,312	27,580
Proceeds from sale of equity method investment	5,773	—
Mortgage and other loan receivables funded or acquired	(20,401)	(1,729)
Mortgage and other loan receivables payments received	5,203	—
Leasing costs paid	(10,357)	(7,717)
Investment in unconsolidated entities	(250)	(4,500)
Other	(3,330)	(2,241)
Net cash used in investing activities	(237,725)	(349,105)
Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	1,548,619	825,475
Repayments of debt
Scheduled principal amortization	(10,647)	(10,389)
Other repayments	(1,432,050)	(459,614)
Deferred financing costs paid	(12,771)	(7,086)
Net proceeds from issuance of common shares	147,781	4,378
Acquisition of noncontrolling interests in consolidated entities	—	(4,462)
Dividends paid	(97,047)	(81,376)
Distributions paid	(5,937)	(6,100)
Restricted share redemptions	(3,948)	(3,862)
Other	261	60
Net cash provided by financing activities	134,261	257,024

Net increase in cash and cash equivalents	1,402	3,471
Cash and cash equivalents
Beginning of period	10,102	8,262
End of period	$11,504	$11,733

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(37,103)	$28,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	102,963	89,830
Impairment losses	72,347	—
Settlement of previously accreted interest expense	(17,314)	—
Amortization of deferred financing costs	5,090	4,175
Increase in deferred rent receivable	(7,587)	(3,295)
Amortization of net debt discounts	4,778	4,360
Gain on sales of real estate	(4,166)	(3,921)
Gain on equity method investment	(2,452)	—
Share-based compensation	8,156	8,726
Loss on early extinguishment of debt	1,670	—
Other	18	(2,194)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,311)	(1,648)
(Increase) decrease in restricted cash and marketable securities and prepaid expenses and other assets	(5,162)	8,165
Decrease in accounts payable, accrued expenses and other liabilities	(11,699)	(31,696)
Decrease in rents received in advance and security deposits	(3,362)	(5,702)
Net cash provided by operating activities	104,866	95,552

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$25,314	$4,308
Increase in property, debt and other liabilities in connection with acquisitions	$3,040	$74,244
Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$—	$9,000
Decrease in fair value of derivatives applied to AOCL and noncontrolling interests	$27,064	$3,206
Dividends/distribution payable	$35,029	$29,899
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,276	$8,970
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$2,542	$1,347

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.             Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on strategic customer relationships and specialized tenant requirements in the United States Government and defense information technology sectors and data centers serving such sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in strong markets that we believe possess growth opportunities.  As of September 30, 2011, our investments in real estate included the following:

•                  246 wholly owned operating office properties totaling 20.2 million square feet;

•                  16 wholly owned office properties under construction, development or redevelopment that we estimate will total approximately 2.1  million square feet upon completion, including three partially operational properties included above;

•                  wholly owned land parcels totaling 1,520 acres that we believe are potentially developable into approximately 13.1 million square feet;

•                  a wholly owned, partially operational, wholesale data center which upon completion is expected to have an initial stabilization critical load of 18 megawatts; and

•                 partial ownership interests in a number of other real estate projects in operations, under construction or development or held for future development.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2011 follows:

Common Units	94%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of September 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011.  We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

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

In September 2011, the FASB issued guidance on the testing of goodwill for impairment that will permit us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance eliminates the requirement to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

3.                                      Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2010 Annual Report on Form 10-K.

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,393	$—	$—	$5,393
Common stocks	845	—	—	845
Preferred stocks	314	—	—	314
Cash and cash equivalents	271	—	—	271
Other	200	—	—	200
Common stock (1)	18,450	—	—	18,450
Warrants to purchase common shares in KEYW (2)	—	121	—	121
Assets	$25,473	$121	$—	$25,594

Liabilities:
Deferred compensation plan liability (3)	$7,023	$—	$—	$7,023
Interest rate derivatives	—	30,629	—	30,629
Liabilities	$7,023	$30,629	$—	$37,652

(1)	Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.
(2)	Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet. We own warrants to purchase common shares in The KEYW Holding Corporation (“KEYW”).
(3)	Included in the line entitled “other liabilities” on our consolidated balance sheet.

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

For additional fair value information, please refer to Note 7 for mortgage loans receivable, Note 8 for debt and Note 9 for interest rate derivatives.

4.                                      Properties, net

Operating properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$486,538	$501,210
Buildings and improvements	2,839,071	2,804,595
Less: accumulated depreciation	(553,306)	(503,032)
Operating properties, net	$2,772,303	$2,802,773

Properties under construction or development consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$248,945	$256,487
Construction in progress, excluding land	447,969	386,195
Properties under construction or development	$696,914	$642,682

Strategic Reallocation Plan and Impairment Losses

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”).  We subsequently identified additional properties with an increased likelihood of a shortened holding period.  While we expect to recognize gains on the dispositions of some of these properties, we also determined that the carrying amounts of certain of these properties (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods.  Accordingly, during the second quarter of 2011, we recognized aggregate non-cash impairment losses of $44.6 million (including $14.5 million classified as discontinued operations and excluding $4.6 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values.

The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions that no longer fit our strategic focus.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.  We completed the sale of the following properties under the Strategic Reallocation Plan during the nine months ended September 30, 2011 (dollars in thousands):

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
1344 & 1348 Ashton Road and 1350 Dorsey Road	Hanover, Maryland	5/24/2011	3	39,000	$3,800	$150
216 Schilling Circle	Hunt Valley, Maryland	8/23/2011	1	36,000	4,700	175
Towson Portfolio	Towson, Maryland	9/29/2011	4	179,000	16,000	1,124
			8	254,000	$24,500	$1,449

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

2011 Acquisition

On August 9, 2011, we acquired 310 The Bridge Street, a 138,000 square foot office property in Huntsville, Alabama that was 100% leased, for $33.4 million.  The table below sets forth the allocation of the acquisition costs of this property (in thousands):

Land, operating properties	$251
Building and improvements	26,824
Intangible assets on real estate acquisitions	6,338
Total assets	$33,413

Intangible assets recorded in connection with the above acquisitions included the following (dollars in thousands):

		Weighted
		Average
		Amortization
		Period
		(in Years)
Tenant relationship value	$3,072	8
In-place lease value	2,800	3
Above-market leases	466	3
	$6,338	6

We expensed $152,000 in the nine months ended September 30, 2011 in connection with acquisitions of operating properties that are included in business development expenses on our consolidated statements of operations.

2011 Construction and Redevelopment Activities

During the nine months ended September 30, 2011, we had two newly constructed office properties totaling 228,000 square feet, including one in the Baltimore/Washington Corridor and one in Greater Baltimore, become fully operational (79,000 of these square feet were placed into service in 2010) and placed into service 61,000 square feet in one partially operational office property in the Baltimore/Washington Corridor.

As of September 30, 2011, we had construction underway on ten office properties totaling 1.2 million square feet, including four in the Baltimore/Washington Corridor, two in Greater Baltimore, one in San Antonio, one in Northern Virginia, one in Huntsville, Alabama and one in St. Mary’s County.  We also had redevelopment underway on two office properties totaling 297,000 square feet, including one in Northern Virginia and one in Greater Philadelphia.

5.                                      Real Estate Joint Ventures

During the nine months ended September 30, 2011, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

					Maximum
Investment Balance at (1)		Date		Nature of	Exposure
September 30, 2011	December 31, 2010	Acquired	Ownership	Activity	to Loss (2)
$(5,953)	$(5,545)	9/29/2005	20%	Operates 16 buildings	$—

(1)

The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at September 30, 2011 and December 31, 2010 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	September 30,	December 31,
	2011	2010
Properties, net	$60,332	$61,521
Other assets	3,645	4,174
Total assets	$63,977	$65,695

Liabilities (primarily debt)	$67,780	$67,454
Owners’ equity	(3,803)	(1,759)
Total liabilities and owners’ equity	$63,977	$65,695

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$1,905	$2,094	$5,719	$6,283
Property operating expenses	(904)	(902)	(2,869)	(2,728)
Interest expense	(984)	(899)	(2,983)	(2,846)
Depreciation and amortization expense	(578)	(826)	(1,753)	(2,561)
Net loss	$(561)	$(533)	$(1,886)	$(1,852)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at September 30, 2011 (dollars in thousands):

		Ownership		September 30, 2011 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	9/30/2011	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (2)	$60,190	$48,435	$44,735
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (3)	38,854	—	2,453
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	29,552	28,590	16,908
COPT-FD Indian Head, LLC	10/23/2006	75%	Developing land parcel (5)	6,524	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,988	—	44
				$139,108	$77,025	$64,140

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

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.             Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
In-place lease value	$156,477	$97,818	$58,659	$162,708	$92,380	$70,328
Tenant relationship value	48,556	22,569	25,987	50,320	21,603	28,717
Above-market cost arrangements	12,415	2,489	9,926	12,415	1,387	11,028
Above-market leases	10,909	8,555	2,354	10,802	8,193	2,609
Market concentration premium	1,333	305	1,028	1,333	280	1,053
	$229,690	$131,736	$97,954	$237,578	$123,843	$113,735

Amortization of the intangible asset categories set forth above totaled $20.7 million in the nine months ended September 30, 2011 and $18.8 million in the nine months ended September 30, 2010.  The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market cost arrangements: 26 years; above-market leases: five years; and market concentration premium: 31 years.  The approximate weighted average amortization period for all of the categories combined is ten years.  Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $5.7 million for the three months ending December 31, 2011; $18.5 million for 2012; $14.3 million for 2013; $12.0 million for 2014; $10.0 million for 2015; and $8.6 million for 2016.

7.             Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Mortgage and other investing receivables	$35,830	$18,870
Prepaid expenses	24,769	19,995
Furniture, fixtures and equipment, net	10,181	11,504
Construction contract costs incurred in excess of billings	6,579	9,372
Deferred tax asset	5,676	276
Investment in KEYW	121	22,779
Other assets	12,632	11,100
Prepaid expenses and other assets	$95,788	$93,896

Investment in The KEYW Holding Corporation

Our investment in KEYW consists of common stock and warrants to purchase additional shares of common stock of KEYW.  We owned 2.6 million shares, or approximately 10%, of KEYW’s common stock at September 30, 2011 and 3.1 million shares, or approximately 12%, at December 31, 2010.  The carrying value of our equity method investment in these common shares was $22.3 million at December 31, 2010, which was included in prepaid expenses and other assets on our consolidated balance sheet as of such date.  In March 2011, we entered into a sales plan that complies with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, to sell up to 1.6 million shares of our KEYW common stock in 2011; we completed the sale of 500,000 shares under this plan in the three months ended June 30, 2011, resulting in $2.1 million in gain recognized.  We subsequently suspended this plan effective June 30, 2011.  We used the equity method of accounting for our investment in the common stock until the resignation of our Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW’s common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings.  Our investment in these common shares had a fair value of $18.3 million at September 30, 2011 based on the closing price of KEYW’s common stock on the NASDAQ Stock Market on that date and is included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.  We recognized an unrealized loss on our investment in KEYW’s common stock of $883,000 during the three months ended September 30, 2011.

At September 30, 2011 and December 31, 2010, we owned warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share.  We account for these warrants as derivatives reported at fair value using the Black-Scholes option-pricing model.  The estimated fair value of these warrants was $121,000, or $2.42 per warrant, at September 30, 2011 and $466,000, or $9.32 per warrant, at December 31, 2010.

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Mortgage loans receivable	$21,065	$14,227
Notes receivable from City of Huntsville	14,765	4,643
	$35,830	$18,870

Our mortgage loans receivable reflected above consists of three loans secured by properties in the Baltimore/Washington Corridor and Greater Baltimore.  Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture.  We did not have an allowance for credit losses in connection with these receivables at September 30, 2011 or December 31, 2010.  The fair value of our mortgage and other investing receivables totaled $36.0 million at September 30, 2011 and $18.8 million at December 31, 2010.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $628,000 at September 30, 2011 and $655,000 at December 31, 2010.  We carried allowances for estimated losses for most of these balances.

8.              Debt

Our debt consisted of the following (dollars in thousands):

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	September 30,	December 31,	Stated Interest Rates	Dates at
	September 30, 2011	2011	2010	at September 30, 2011	September 30, 2011

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,055,540	$1,173,358	5.20% - 7.87% (2)	2012 - 2034 (3)
Revolving Construction Facility (4)	N/A	—	142,339	N/A	N/A
Variable rate secured loans	N/A	39,397	310,555	LIBOR + 2.25% (5)	2015
Other construction loan facilities	104,900	22,710	16,753	LIBOR + 2.75% (6)	2012 - 2013
Total mortgage and other secured loans		1,117,647	1,643,005

Revolving Credit Facility (7)	$1,000,000	671,000	295,000	LIBOR + 1.75% to 2.50% (8)	September 1, 2014 (9)
Term Loan Facility (10)	500,000	400,000	—	LIBOR + 1.65% to 2.40% (11)	September 1, 2015 (9)
Unsecured notes payable	N/A	5,022	1,947	0% (12)	2015 - 2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	226,404	223,846	4.25%	April 2030 (13)
3.5% Exchangeable Senior Notes (14)	N/A	—	159,883	N/A	N/A
Total debt		$2,420,073	$2,323,681

(1)             Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $2.6 million at September 30, 2011 and $3.2 million at December 31, 2010.

(2)             The weighted average interest rate on these loans was 6.01% at September 30, 2011.

(3)             A loan with a balance of $4.5 million at September 30, 2011 that matures in 2034 may be repaid in March 2014, subject to certain conditions.

(4)             As described further below, this facility was extinguished on September 1, 2011.

(5)             The interest rate on the loan outstanding at September 30, 2011 was 2.47%.

(6)             The weighted average interest rate on these loans was 2.92% at September 30, 2011.

(7)             As described further below, we entered into a credit agreement providing for a new unsecured revolving credit facility effective on September 1, 2011, after which our previously existing facility was extinguished.

(8)             The weighted average interest rate on the Revolving Credit Facility was 2.2% at September 30, 2011.

(9)             This loan may be extended for a one-year period at our option, subject to certain conditions.

(10)        As described further below, this loan was entered into effective on September 1, 2011.

(11)        The interest rate on this loan was 2.13% at September 30, 2011.

(12)        These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $1.9 million at September 30, 2011 and $1.1 million at December 31, 2010.

(13)        As described further in our 2010 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8318 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2011 and is equivalent to an exchange price of $48.00 per common share).  The carrying value of these notes included a principal amount of $240.0 million and an unamortized discount totaling $13.6 million at September 30, 2011 and $16.2 million at December 31, 2010.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at September 30, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest expense at stated interest rate	$2,550	$2,550	$7,650	$4,930
Interest expense associated with amortization of discount	866	815	2,558	1,618
Total	$3,416	$3,365	$10,208	$6,548

(14)    On September 15, 2011, we repurchased these notes at 100% of the principal amount of $162.5 million after the holders of such notes surrendered them for repurchase pursuant to the terms of the notes and the related Indenture.  As described further in our 2010 Annual Report on Form 10-K, these notes had an exchange settlement feature that provided that the notes were, under certain circumstances, be exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, were exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares.  The carrying value of these notes at December 31, 2010 included a principal amount of $162.5 million and an unamortized discount totaling $2.6 million.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%.  Because the closing price of our common shares at September 30, 2011 and December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest expense at stated interest rate	$1,169	$1,421	$4,013	$4,265
Interest expense associated with amortization of discount	664	941	2,617	2,781
Total	$1,833	$2,362	$6,630	$7,046

Effective September 1, 2011, we entered into a credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents.  The lenders’ aggregate commitment under the facility is $1.0 billion, including a $100.0 million letter of credit subfacility and a $100.0 million swingline facility (same-day draw requests), with a right for us to increase the lenders’ aggregate commitment to $1.5 billion, provided that there is no default under the facility.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement. The facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.75% to 2.50%, as determined by our leverage levels at different points in time; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the Credit Agreement, plus 0.50% or (iii) the LIBOR rate for a one-month interest period plus 1.0%; plus (b) 0.75% to 1.50%, as determined by our leverage levels at different points in time.  The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%.  As of September 30, 2011, the maximum amount of borrowing capacity under this facility totaled $1.0 billion, of which $323.1 million was available.

Effective September 1, 2011, we entered into an unsecured term loan agreement (“Term Loan Agreement”) with the same group of lenders as the Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement.  The term loan matures on September 1, 2015, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.20% of the total availability of the agreement.  The variable interest rate on the term loan is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels at different points in time; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the Term Loan Agreement, plus 0.50% or (iii) the LIBOR rate for a one-month interest period plus 1.0%; plus (b) 0.65% to 1.40%, as determined by our leverage levels at different points in time.  The term loan also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%.

Upon entry into the Revolving Credit Facility and Term Loan Agreement on September 1, 2011, we repaid and extinguished our previously existing revolving credit facility and Revolving Construction Facility and used most of the remaining proceeds to repay two variable rate secured loans totaling $270.3 million.  Upon the early extinguishment of this debt, we recognized a loss of $1.7 million, representing unamortized issuance costs.

We capitalized interest costs of $4.5 million in the three months ended September 30, 2011, $3.9 million in the three months ended September 30, 2010, $13.1 million in the nine months ended September 30, 2011 and $12.0 million in the nine months ended September 30, 2010.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$1,286,966	$1,290,506	$1,559,034	$1,579,022
Variable-rate debt	1,133,107	1,132,081	764,647	769,247
	$2,420,073	$2,422,587	$2,323,681	$2,348,269

9.                                      Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	September 30,	December 31,
Amount		Rate	Index	Date	Date	2011	2010
$120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	$(981)	$(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(943)	(2,002)
100,000	(1)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(15,766)	N/A
75,000	(1)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(11,847)	N/A
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(26)	(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(26)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	(18)	(34)
40,000	(2)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,022)	644
						$(30,629)	$(3,582)

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

Each of these interest rate swaps was designated as cash flow hedges of interest rate risk. The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

Derivatives Designated as	September 30, 2011		December 31, 2010
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$644
Interest rate swaps	Interest rate derivatives	(30,629)	Interest rate derivatives	(4,226)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Amount of loss recognized in AOCL (effective portion)	$(21,869)	$(1,530)	$(30,463)	$(5,844)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,179)	(887)	(3,446)	(2,684)

Over the next 12 months, we estimate that approximately $3.7 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2011, the fair value of interest rate derivatives in a liability position related to these agreements was $30.6 million, excluding the effects of accrued interest. As of September 30, 2011, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $31.8 million.

10.                               Shareholders’ Equity

Common Shares

We completed a public offering of 4.6 million common shares in May 2011 at a price of $33.00 per share for net proceeds of $145.7 million after underwriter discounts but before offering expenses.

During the nine months ended September 30, 2011, holders of 83,506 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

We declared dividends per common share of $0.4125 in the three months ended September 30, 2011 and September 30, 2010, $1.2375 in the nine months ended September 30, 2011 and $1.1975 in the nine months ended September 30, 2010.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

Accumulated Other Comprehensive Loss

The table below sets forth activity in the accumulated other comprehensive loss component of shareholders’ equity (in thousands):

	For the Nine Months
	Ended September 30,
	2011	2010
Beginning balance	$(4,163)	$(1,907)
Amount of loss recognized in AOCL (effective portion)	(30,463)	(5,844)
Amount of loss reclassified from AOCL to income (effective portion)	3,446	2,684
Adjustment to AOCL attributable to noncontrolling interests	2,562	206
Ending balance	$(28,618)	$(4,861)

The table below sets forth total comprehensive (loss) income and total comprehensive (loss) income attributable to COPT (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$7,470	$8,926	$(37,103)	$28,752
Amount of loss recognized in AOCL	(21,869)	(1,530)	(30,463)	(5,844)
Amount of loss reclassified from AOCL to income	1,179	887	3,446	2,684
Total comprehensive (loss) income	(13,220)	8,283	(64,120)	25,592
Net (income) loss attributable to noncontrolling interests	(904)	(94)	1,655	(1,516)
Other comprehensive loss attributable to
noncontrolling interests	1,206	47	1,594	245
Total comprehensive (loss) income attributable to COPT	$(12,918)	$8,236	$(60,871)	$24,321

11.                               Information by Business Segment

As of September 30, 2011, we had nine primary office property segments (comprised of: the Baltimore/Washington Corridor; Greater Baltimore; Northern Virginia; Colorado Springs; Suburban Maryland; San Antonio; Washington, DC — Capitol Riverfront; Greater Philadelphia; and St. Mary’s and King George Counties).  We also had a wholesale data center segment.

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

	Baltimore/ Washington Corridor	Greater Baltimore	Northern Virginia	Colorado Springs	Suburban Maryland	San Antonio	Washington, DC - Capitol Riverfront	Greater Philadelphia	St. Mary’s & King George Counties	Wholesale Data Center	Other	Total
Three Months Ended September 30, 2011
Revenues from real estate operations	$54,744	$18,193	$18,640	$6,037	$5,648	$7,701	$4,507	$1,701	$3,508	$1,283	$3,167	$125,129
Property operating expenses	19,905	7,621	7,364	2,573	2,021	3,897	1,808	462	1,143	1,054	864	48,712
NOI from real estate operations	$34,839	$10,572	$11,276	$3,464	$3,627	$3,804	$2,699	$1,239	$2,365	$229	$2,303	$76,417
Additions to properties, net	$22,208	$2,706	$20,402	$1,293	$4,372	$1,021	$(262)	$4,786	$2,795	$21,941	$30,094	$111,356

Three Months Ended September 30, 2010
Revenues from real estate operations	$51,946	$18,288	$18,949	$6,176	$5,243	$5,609	$135	$1,793	$3,431	$162	$3,296	$115,028
Property operating expenses	18,945	7,828	7,195	2,380	2,618	2,697	50	232	1,152	251	956	44,304
NOI from real estate operations	$33,001	$10,460	$11,754	$3,796	$2,625	$2,912	$85	$1,561	$2,279	$(89)	$2,340	$70,724
Additions to properties, net	$19,097	$14,578	$7,302	$1,028	$1,373	$5,701	$92,816	$2,187	$3,445	$111,510	$531	$259,568

Nine Months Ended September 30, 2011
Revenues from real estate operations	$160,856	$53,651	$55,359	$17,869	$16,582	$22,453	$13,349	$5,315	$10,606	$3,769	$8,567	$368,376
Property operating expenses	59,620	23,430	22,409	7,086	6,973	10,974	5,092	1,283	3,129	2,591	2,484	145,071
NOI from real estate operations	$101,236	$30,221	$32,950	$10,783	$9,609	$11,479	$8,257	$4,032	$7,477	$1,178	$6,083	$223,305
Additions to properties, net	$65,551	$20,390	$39,716	$2,712	$7,935	$5,710	$433	$10,819	$9,939	$61,322	$38,176	$262,703
Segment assets at September 30, 2011	$1,414,086	$551,942	$571,940	$261,255	$176,336	$159,238	$114,249	$133,077	$104,732	$190,495	$288,042	$3,965,392

Nine Months Ended September 30, 2010
Revenues from real estate operations	$154,627	$52,980	$55,780	$18,662	$16,524	$13,775	$135	$4,505	$10,550	$162	$10,315	$338,015
Property operating expenses	57,953	24,149	21,214	6,928	7,518	6,426	50	1,795	3,300	251	3,160	132,744
NOI from real estate operations	$96,674	$28,831	$34,566	$11,734	$9,006	$7,349	$85	$2,710	$7,250	$(89)	$7,155	$205,271
Additions to properties, net	$67,313	$29,737	$44,896	$2,541	$3,454	$16,199	$92,816	$18,518	$3,988	$111,510	$14,318	$405,290
Segment assets at September 30, 2010	$1,382,234	$584,429	$487,898	$266,228	$175,181	$151,058	$122,737	$121,695	$96,813	$115,722	$233,377	$3,737,372

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Segment revenues from real estate operations	$125,129	$115,028	$368,376	$338,015
Construction contract and other service revenues	18,729	13,608	67,854	77,038
Less: Revenues from discontinued operations (Note 14)	(3,236)	(3,954)	(9,434)	(12,344)
Total revenues	$140,622	$124,682	$426,796	$402,709

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Segment property operating expenses	$48,712	$44,304	$145,071	$132,744
Less: Property operating expenses from discontinued operations (Note 14)	(1,057)	(1,291)	(3,784)	(4,413)
Total property operating expenses	$47,655	$43,013	$141,287	$128,331

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Construction contract and other service revenues	$18,729	$13,608	$67,854	$77,038
Construction contract and other service expenses	(18,171)	(13,347)	(65,698)	(75,148)
NOI from service operations	$558	$261	$2,156	$1,890

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
NOI from real estate operations	$76,417	$70,724	$223,305	$205,271
NOI from service operations	558	261	2,156	1,890
Interest and other (loss) income	(242)	395	3,682	1,942
Equity in (loss) income of unconsolidated entities	(159)	648	(223)	371
Income tax benefit (expense)	457	(27)	6,043	(75)
Other adjustments:
Depreciation and other amortization associated with real estate operations	(35,719)	(29,503)	(97,720)	(84,368)
Impairment losses	—	—	(57,824)	—
General and administrative expenses	(6,154)	(6,079)	(19,251)	(17,905)
Business development expenses	(1,050)	(2,886)	(2,126)	(3,506)
Interest expense on continuing operations	(25,381)	(26,174)	(78,412)	(74,042)
NOI from discontinued operations	(2,179)	(2,663)	(5,650)	(7,931)
Loss on early extinguishment of debt	(1,655)	—	(1,680)	—
Income (loss) from continuing operations	$4,893	$4,696	$(27,700)	$21,647

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  We did not allocate interest expense, depreciation and amortization, impairment losses and losses on early extinguishment of debt to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in (loss) income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate items not attributable to segments.

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

The PSUs granted to our executives on March 4, 2010, as described in our 2010 Annual Report on Form 10-K, were also outstanding at September 30, 2011.

Restricted Shares

During the nine months ended September 30, 2011, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 314,359 restricted shares with a weighted average grant date fair value of $33.92 per share.  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position.  During the nine months ended September 30, 2011, forfeiture restrictions lapsed on 317,685 previously issued common shares; these shares had a weighted average grant date fair value of $32.94 per share, and the aggregate intrinsic value of the shares on the vesting dates was $11.1 million.

Options

During the nine months ended September 30, 2011, 185,714 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $12.85 per share, and the aggregate intrinsic value of the options exercised was $3.9 million.

13.                               Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income tax consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Deferred
Federal	$(427)	$(39)	$(4,993)	$(26)
State	(95)	(9)	(1,105)	(6)
	(522)	(48)	(6,098)	(32)
Current
Federal	53	62	45	97
State	12	13	10	21
	65	75	55	118
Total income tax (benefit) expense	$(457)	$27	$(6,043)	$86

Reported on line entitled income tax (benefit) expense	$(457)	$27	$(6,043)	$75
Reported on line entitled gain on sale of real estate, net	—	—	—	11
Total income tax (benefit) expense	$(457)	$27	$(6,043)	$86

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.6% for the three and nine months ended September 30, 2011 and 34.7% for the three and nine months ended September 30, 2010.

14.                               Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•                  11101 McCormick Road property in the Greater Baltimore region that was sold on February 1, 2010;

•                  431 and 437 Ridge Road properties in Central New Jersey (included in the Other region) that were sold on September 8, 2010;

•                  1344 and 1348 Ashton Road properties and 1350 Dorsey Road property in the Baltimore/Washington Corridor that were sold on May 24, 2011;

•                  216 Schilling Circle in the Greater Baltimore region that was sold on August 23, 2011;

•                  the four properties comprising the Towson Portfolio in the Greater Baltimore region that were sold on September 29, 2011; and

•                  15 operating properties that were classified as held for sale as of September 30, 2011.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenue from real estate operations	$3,236	$3,954	$9,434	$12,344
Expenses from real estate operations:
Property operating expenses	1,057	1,291	3,784	4,413
Depreciation and amortization	313	1,242	3,381	3,528
Impairment losses	—	—	14,523	—
Expenses from real estate operations	1,370	2,533	21,688	7,941
Operating income from real estate operations	1,866	1,421	(12,254)	4,403
Interest expense	(248)	(452)	(975)	(1,208)
Loss on early extinguishment of debt	(340)	—	(340)	—
Gain on sales of real estate	1,299	784	1,449	1,081
Discontinued operations	$2,577	$1,753	$(12,120)	$4,276

The table below sets forth the components of assets held for sale on our consolidated balance sheets as of September 30, 2011 (in thousands):

Properties, net	$70,278
Deferred rent receivable	974
Intangible assets on real estate acquisitions, net	543
Deferred leasing costs, net	972
Assets held for sale	$72,767

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$4,893	$4,696	$(27,700)	$21,647
Gain on sales of real estate, net	—	2,477	2,717	2,829
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
(Income) loss from continuing operations attributable to noncontrolling interests	(755)	33	877	(1,192)
Income from continuing operations attributable to restricted shares	(262)	(267)	(781)	(807)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	(149)	2,914	(36,963)	10,401
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	—	—	(2,410)	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(149)	$2,914	$(39,373)	$10,401

Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(149)	$2,914	$(36,963)	$10,401
Discontinued operations	2,577	1,753	(12,120)	4,276
Discontinued operations attributable to noncontrolling interests	(149)	(127)	778	(324)
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	2,279	4,540	(48,305)	14,353
Dilutive effect of common units in the Operating Partnership	—	—	(3,188)	—
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$2,279	$4,540	$(51,493)	$14,353

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	71,312	58,656	68,718	58,333
Dilutive effect of share-based compensation awards	—	296	—	367
Dilutive effect of common units	—	—	4,371	—
Denominator for diluted EPS	71,312	58,952	73,089	58,700

Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$—	$0.05	$(0.54)	$0.18
Discontinued operations attributable to COPT common shareholders	0.03	0.03	(0.16)	0.07
Net income (loss) attributable to COPT common shareholders	$0.03	$0.08	$(0.70)	$0.25
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$—	$0.05	$(0.54)	$0.17
Discontinued operations attributable to COPT common shareholders	0.03	0.03	(0.16)	0.07
Net income (loss) attributable to COPT common shareholders	$0.03	$0.08	$(0.70)	$0.24

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Conversion of common units	4,336	4,453	—	4,674
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•                  weighted average restricted shares for the three months ended September 30, 2011 and 2010 of 629,000 and 667,000, respectively, and for the nine months ended September 30, 2011 and 2010 of  635,000 and 664,000, respectively; and

•                  weighted average options for the three months ended September 30, 2011 and 2010 of 697,000 and 650,000, respectively, and for the nine months ended September 30, 2011 and 2010 of 655,000 and 616,000, respectively.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $65 million.  We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement so long as we continue to manage the properties.  In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%.  Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of September 30, 2011.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $4.3 million liability through September 30, 2011 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

During the nine months ended September 30, 2011, we:

•                  had a decrease in net income attributable to common shareholders of $62.7 million as compared to the nine months ended September 30, 2010, due in large part to impairment losses of $44.6 million on properties identified for disposition primarily under our Strategic Reallocation Plan (defined below) and $27.7 million on our property in Cascade, Maryland that was formerly the Army base known as Fort Ritchie;

•                  had a decrease of $2.8 million from the nine months ended September 30, 2010 in our net operating income (“NOI”) from continuing real estate operations (defined below) attributable to our Same Office Properties (also defined below);

•                  finished the period with occupancy of our portfolio of wholly owned office properties at 88.0%;

•                  placed into service an aggregate of 211,000 square feet in three newly constructed office properties;

•                  issued 4.6 million common shares at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriting discounts but before offering expenses;

•                  completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by management to dispose of some of these properties during the next three years (the “Strategic Reallocation Plan”);

•                  entered into a credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”) with an aggregate lender commitment of $1.0 billion, with a right for us to further increase such commitment during the term to a maximum of $1.5 billion, subject to certain conditions.  The facility matures on September 1, 2014, and may be extended by one year at our option, subject to certain conditions; and

•                  entered into an unsecured term loan agreement under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, subject to certain conditions.  The term loan matures on September 1, 2015, and may be extended by one year at our option, subject to certain conditions.

In this section, we discuss our financial condition and results of operations as of and for the three and nine months ended September 30, 2011.  This section includes discussions on, among other things:

•                  our results of operations and why various components of our consolidated statements of operations changed for the three and nine months ended September 30, 2011 compared to the same periods in 2010;

•                  our cash flows;

•                  how we expect to generate cash for short and long-term capital needs; and

•                  our commitments and contingencies at September 30, 2011.

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

Occupancy and Leasing

Wholly Owned Office Properties

The tables below set forth occupancy information pertaining to our portfolio of wholly owned operating office properties.

	September 30,	December 31,
	2011	2010
Occupancy rates at period end
Total	88.0%	88.2%
Baltimore/Washington Corridor	90.8%	89.5%
Northern Virginia	88.2%	91.9%
Greater Baltimore	83.8%	85.0%
San Antonio	100.0%	100.0%
Colorado Springs	76.7%	76.2%
Washington, DC - Capitol Riverfront	97.4%	98.5%
St. Mary’s and King George Counties	87.4%	86.8%
Suburban Maryland	71.0%	71.4%
Greater Philadelphia	89.9%	100.0%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$26.20	$25.56

(1) Includes estimated expense reimbursements.

	Rentable	Occupied
	Square Feet	Square Feet
	(in thousands)
December 31, 2010	19,990	17,628
Square feet vacated upon lease expiration (1)	—	(749)
Square feet retenanted after lease expiration (2)	—	597
Square feet constructed	247	331
Acquisition	174	174
Dispositions	(253)	(216)
Other changes	47	14
September 30, 2011	20,205	17,779

(1) Includes lease terminations and space reductions occurring in connection with lease renewals.

(2) Excludes retenanting of vacant square feet acquired or developed.

Much of the leasing that we expected to execute through September 30, 2011 at our newly constructed office buildings and at our wholesale data center was delayed in large part due to the delay until April 15 of an approved Federal budget for fiscal 2011.  The resulting operation of the government under continuing resolutions effectively froze new government and program contractor leasing although we did accomplish some of this office leasing in the third quarter of 2011.  We are closely monitoring developments relating to the United States Government’s fiscal 2012 budget. Continued delays in the approval of a fiscal 2012 budget could delay leasing activity that we expect to complete in 2012.  In addition, Federal spending cuts in 2012 and future years could reduce demand for new office space at our business parks.  Conversely, if military construction spending is cut, government demand to lease space in our business parks could increase if the government decides to lease space instead of build it.

While we expect a challenging lease environment to continue at least through 2012, we believe that the overall fundamentals for office leasing for us were either at, or near, bottom by March 31, 2011. We also believe that our customer and market strategies are competitive advantages in the current leasing environment since we expect the United States Government and defense information technology sectors to fuel economic growth in many of our regions. Federal agencies have recently relocated to government installations at Fort George G. Meade (in the Baltimore/Washington Corridor), Aberdeen Proving Ground (in the Greater Baltimore region), San Antonio, Redstone Arsenal (in Huntsville, Alabama) and Fort Belvoir (in Springfield, Virginia) primarily in connection with mandates by the Base Realignment and Closure Commission of the United States Congress (“BRAC”).  In addition, the newly-formed United States Cyber Command is located at Fort George G. Meade.  We expect program contractors supporting those agencies to locate near these installations. We expect the demand created by these government installations will, over the longer term, help stabilize the leasing markets in these regions and will provide future growth for us due to the installations’ proximity to many of our properties. While there has been increased speculation regarding future reductions in United States defense spending, we do not believe that such spending decreases, were they to occur, would significantly affect existing defense information technology programs at the installations adjacent to our business parks.  We also believe, however, that uncertainty related to the timing and level of defense spending or the effects of congressional inaction has caused and will cause program contractors to be cautious about executing new leases.

Partially Owned Office Properties

The table below sets forth occupancy information pertaining to operating office properties in which we have a partial ownership interest:

		Occupancy Rates at
	Ownership	September 30,	December 31,
Geographic Region	Interest	2011	2010
Greater Harrisburg, Pennsylvania (1)	20%	70.9%	74.3%
Suburban Maryland (2)	50%	86.3%	88.3%
Baltimore/Washington Corridor (3)	50%	6.0%	6.0%

(1) Includes 16 properties totaling 671,000 square feet.

(2) Includes three properties totaling 298,000 square feet.

(3) Includes one property with 144,000 square feet.

Our shell-complete wholesale data center property, which is expected to have an initial stabilization critical load of 18 megawatts, had three megawatts in operations at September 30, 2011 and December 31, 2010 that was leased to tenants with further expansion rights of up to a combined five megawatts.

Results of Operations

One manner in which we evaluate the operating performance of our properties is through a measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.  We believe that NOI from real estate operations is an important supplemental measure of performance for a REIT’s operating real estate because it provides a measure of the core operations that is unaffected by depreciation, amortization, impairment losses, financing and general and administrative expenses; this measure is particularly useful in our opinion in evaluating the performance of geographic segments, same-office property groupings and individual properties.  The amount of NOI from real estate operations included in income from continuing operations is referred to herein as NOI from continuing real estate operations.  We view our NOI from continuing real estate operations as being comprised of the following primary categories:

•                  operating properties owned and 100% operational throughout the current and prior year reporting periods, excluding operating properties held for future disposition.  We define these as changes from “Same Office Properties”;

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

The table below reconciles NOI from continuing real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
NOI from continuing real estate operations	$74,238	$68,061	$217,655	$197,340
NOI from service operations	558	261	2,156	1,890
Depreciation and amortization associated with continuing real estate operations	(35,719)	(29,503)	(97,720)	(84,368)
Impairment losses	—	—	(57,824)	—
General and administrative expense	(6,154)	(6,079)	(19,251)	(17,905)
Business development expenses	(1,050)	(2,886)	(2,126)	(3,506)
Operating income	$31,873	$29,854	$42,890	$93,451

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

	For the Three Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$121,893	$111,074	$10,819
Construction contract and other service revenues	18,729	13,608	5,121
Total revenues	140,622	124,682	15,940
Expenses
Property operating expenses	47,655	43,013	4,642
Depreciation and amortization associated with real estate operations	35,719	29,503	6,216
Construction contract and other service expenses	18,171	13,347	4,824
General and administrative expense	6,154	6,079	75
Business development expenses	1,050	2,886	(1,836)
Total operating expenses	108,749	94,828	13,921
Operating income	31,873	29,854	2,019
Interest expense	(25,381)	(26,174)	793
Interest and other (loss) income	(242)	395	(637)
Loss on early extinguishment of debt	(1,655)	—	(1,655)
Equity in (loss) income of unconsolidated entities	(159)	648	(807)
Income tax benefit (expense)	457	(27)	484
Income from continuing operations	4,893	4,696	197
Discontinued operations	2,577	1,753	824
Gain on sales of real estate, net of income taxes	—	2,477	(2,477)
Net income	7,470	8,926	(1,456)
Net income attributable to noncontrolling interests	(904)	(94)	(810)
Preferred share dividends	(4,025)	(4,025)	—
Net income attributable to COPT common shareholders	$2,541	$4,807	$(2,266)

NOI from Continuing Real Estate Operations

	For the Three Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Revenues
Same Office Properties	$99,387	$99,019	$368
Acquired properties	8,010	1,613	6,397
Constructed properties placed in service	8,534	4,119	4,415
Operating properties held for future disposition	5,671	6,023	(352)
Other	291	300	(9)
	121,893	111,074	10,819
Property operating expenses
Same Office Properties	37,534	37,147	387
Acquired properties	3,460	467	2,993
Constructed properties placed in service	2,376	1,250	1,126
Operating properties held for future disposition	2,638	2,807	(169)
Other	1,647	1,342	305
	47,655	43,013	4,642
NOI from continuing real estate operations
Same Office Properties	61,853	61,872	(19)
Acquired properties	4,550	1,146	3,404
Constructed properties placed in service	6,158	2,869	3,289
Operating properties held for future disposition	3,033	3,216	(183)
Other	(1,356)	(1,042)	(314)
	$74,238	$68,061	$6,177

As the table above indicates, most of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities.

Depreciation and Amortization Associated with Real Estate Operations

The increase in depreciation and amortization expense associated with real estate operations included $3.7 million related to a property the useful life of which was shortened due to our execution of a redevelopment plan on the property.

Gain on sales of real estate, net of income taxes

The decrease in gain on sales of real estate was attributable to the sale of a land parcel in Central New Jersey during the prior period.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	For the Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$358,942	$325,671	$33,271
Construction contract and other service revenues	67,854	77,038	(9,184)
Total revenues	426,796	402,709	24,087
Expenses
Property operating expenses	141,287	128,331	12,956
Depreciation and amortization associated with real estate operations	97,720	84,368	13,352
Construction contract and other service expenses	65,698	75,148	(9,450)
Impairment losses	57,824	—	57,824
General and administrative expense	19,251	17,905	1,346
Business development expenses	2,126	3,506	(1,380)
Total operating expenses	383,906	309,258	74,648

Operating income	42,890	93,451	(50,561)
Interest expense	(78,412)	(74,042)	(4,370)
Interest and other income	3,682	1,942	1,740
Loss on early extinguishment of debt	(1,680)	—	(1,680)
Equity in (loss) income of unconsolidated entities	(223)	371	(594)
Income tax benefit (expense)	6,043	(75)	6,118
(Loss) income from continuing operations	(27,700)	21,647	(49,347)
Discontinued operations	(12,120)	4,276	(16,396)
Gain on sales of real estate, net of income taxes	2,717	2,829	(112)
Net (loss) income	(37,103)	28,752	(65,855)
Net loss (income) attributable to noncontrolling interests	1,655	(1,516)	3,171
Preferred share dividends	(12,076)	(12,076)	—
Net (loss) income attributable to COPT common shareholders	$(47,524)	$15,160	$(62,684)

NOI from Continuing Real Estate Operations

	For the Nine Months Ended September 30,
	2011	2010	Variance
	(Dollars in thousands)
Revenues
Same Office Properties	$295,368	$296,587	$(1,219)
Acquired properties	21,995	1,654	20,341
Constructed properties placed in service	23,665	5,991	17,674
Operating properties held for future disposition	16,905	19,299	(2,394)
Other	1,009	2,140	(1,131)
	358,942	325,671	33,271
Property operating expenses
Same Office Properties	112,728	111,175	1,553
Acquired properties	9,422	473	8,949
Constructed properties placed in service	5,915	1,987	3,928
Operating properties held for future disposition	8,106	8,641	(535)
Other	5,116	6,055	(939)
	141,287	128,331	12,956
NOI from continuing real estate operations
Same Office Properties	182,640	185,412	(2,772)
Acquired properties	12,573	1,181	11,392
Constructed properties placed in service	17,750	4,004	13,746
Operating properties held for future disposition	8,799	10,658	(1,859)
Other	(4,107)	(3,915)	(192)
	$217,655	$197,340	$20,315

As the table above indicates, most of our change in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities.

With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

•                  the decrease in revenues included the following:

•                  a $1.7 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two periods (average occupancy of Same Office Properties was 89.7% in the current period versus 90.6% in the prior period); and

•                  a $736,000 decrease in net revenue from the early termination of leases; offset in part by

•                  a $1.2 million increase in tenant recoveries and other revenue; and

•                  the increase in property operating expenses included the following:

•                  a $1.5 million increase in heating and air conditioning repairs and maintenance that was predominantly attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio;

•                  a $1.8 million increase in costs for asset and property management labor, much of which was due to an increase in the size of our employee base supporting certain properties;

•                  a $1.0 million increase in interior and other repairs and maintenance; offset in part by

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

Impairment losses

We recognized the impairment losses described below in the current period:

•                  in connection primarily with the Strategic Reallocation Plan approved in April 2011, we determined that the carrying amounts of certain properties identified for disposition (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods.  Accordingly, during the second quarter of 2011, we recognized aggregate non-cash impairment losses of $44.6 million (including $14.5 million classified as discontinued operations and excluding $4.6 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values.

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

Interest expense

The increase in interest expense included the effect of a $216.6 million increase in our average outstanding debt resulting from our financing of acquisition and construction activities.

Interest and other income

The increase in interest and other income was due primarily to $1.6 million in gain recognized on our investment in common stock of The KEYW Holding Corporation (“KEYW”).  We used the equity method of accounting for our investment in KEYW common stock until the resignation of our Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW’s common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings.

Income tax (benefit) expense

The increase in income tax benefit was due primarily to a $4.6 million benefit on an impairment loss recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Discontinued operations

The decrease in discontinued operations was due primarily to $14.5 million in impairment losses recognized in connection with the Strategic Reallocation Plan described above.

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

The table below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2011 and 2010 and provides reconciliations to the GAAP measures associated with such measures (dollars and shares in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$7,470	$8,926	$(37,103)	$28,752
Add: Real estate-related depreciation and amortization	36,032	30,745	101,101	87,896
Add: Depreciation and amortization on unconsolidated real estate entities	116	166	350	512
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(1,299)	(784)	(1,449)	(1,081)
FFO	42,319	39,053	62,899	116,079
Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Noncontrolling interests-other consolidated entities	(561)	434	(1,038)	233
Preferred share dividends	(4,025)	(4,025)	(12,076)	(12,076)
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(276)	(666)	(566)	(1,245)
Basic and Diluted FFO allocable to restricted shares	(263)	(353)	(782)	(1,078)
Basic and Diluted FFO	$37,029	$34,278	$47,942	$101,418
Operating property acquisition costs	77	2,664	152	2,954
Impairment losses	—	—	72,347	—
Income tax benefit from impairment loss	—	—	(4,598)	—
Loss on early extinguishment of debt	1,995	—	2,020	—
Diluted FFO, as adjusted for comparability	$39,101	$36,942	$117,863	$104,372

Weighted average common shares	71,312	58,656	68,718	58,333
Conversion of weighted average common units	4,336	4,453	4,371	4,674
Weighted average common shares/units - Basic FFO	75,648	63,109	73,089	63,007
Dilutive effect of share-based compensation awards	52	296	147	367
Weighted average common shares/units - Diluted FFO	75,700	63,405	73,236	63,374

Diluted FFO per share	$0.49	$0.54	$0.65	$1.60
Diluted FFO per share, as adjusted for comparability	$0.52	$0.58	$1.61	$1.65

Numerator for diluted EPS	$2,279	$4,540	$(51,493)	$14,353
Income allocable to noncontrolling interests-common units in the Operating Partnership	178	363	—	1,254
Real estate-related depreciation and amortization	36,032	30,745	101,101	87,896
Depreciation and amortization of unconsolidated real estate entities	116	166	350	512
Numerator for diluted EPS allocable to restricted shares	262	267	781	807
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(276)	(666)	(566)	(1,245)
Basic and diluted FFO allocable to restricted shares	(263)	(353)	(782)	(1,078)
Gain on sales of previously depreciated operating properties, net of income taxes	(1,299)	(784)	(1,449)	(1,081)
Basic and Diluted FFO	$37,029	$34,278	$47,942	$101,418
Operating property acquisition costs	77	2,664	152	2,954
Impairment losses	—	—	72,347	—
Income tax benefit from impairment loss	—	—	(4,598)	—
Loss on early extinguishment of debt	1,995	—	2,020	—
Diluted FFO, as adjusted for comparability	$39,101	$36,942	$117,863	$104,372

Denominator for diluted EPS	71,312	58,952	73,089	58,700
Weighted average common units	4,336	4,453	—	4,674
Anti-dilutive EPS effect of share-based compensation awards	52	—	147	—
Denominator for diluted FFO per share measures	75,700	63,405	73,236	63,374

Investing and Financing Activities During the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, we placed into service an aggregate of 211,000 square feet in newly constructed space in three office properties.  These properties included two properties totaling 228,000 square feet that became fully operational in 2011 (79,000 of these square feet were placed into service in 2010).  Costs incurred on these properties through September 30, 2011 totaled $45.3 million.

On August 9, 2011, we acquired a 138,000 square foot office property in Huntsville, Alabama that was 100% leased for $33.4 million.  This acquisition was financed primarily using borrowings from our Revolving Credit Facility.

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2011, including properties held for sale (in thousands):

Construction, development and redevelopment	$195,807
Tenant improvements on operating properties	30,025	(1)
Acquisition of operating properties	27,075
Capital improvements on operating properties	9,796
	$262,703

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved the Strategic Reallocation Plan.  The properties to be disposed of pursuant to the Strategic Reallocation Plan consist primarily of office properties in certain submarkets in the Greater Baltimore, Suburban Maryland and St. Mary’s County regions that no longer fit our strategic focus.  We expect that net proceeds from the execution of the Strategic Reallocation Plan after the repayment of debt secured by the properties will approximate $200 million.  We expect to invest the proceeds in properties that will serve customers in the United States Government, defense information technology and related data sectors.  During the nine months ended September 30, 2011, we completed the sale of eight properties under the plan totaling 254,000 square feet for $24.5 million, resulting in net proceeds of $19.0 million after repayment of related secured debt.

On April 5, 2011, we entered into two forward starting swaps for an aggregate notional amount of $175.0 million to lock in the LIBOR swap rate in anticipation of our obtaining a ten-year term, fixed rate financing.  Both agreements are effective on September 30, 2011, expire on September 30, 2021 and have a cash settlement date on March 30, 2012.  These swaps are designated as cash flow hedges.

In May 2011, we issued 4.6 million common shares at a public offering price of $33.00 per share, for net proceeds of $145.7 million after underwriting discount but before offering expenses.  The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

Effective September 1, 2011, we entered into the Revolving Credit Facility with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as join lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents.  The lenders’ aggregate commitment under the new facility is $1.0 billion, including a $100.0 million letter of credit subfacility and a $100.0 million swingline facility (same-day draw requests), with a right for us to increase the lenders’ aggregate commitment to $1.5 billion, provided that there is no default under the facility.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement. The new Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  The variable interest rate on the facility is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.75% to 2.50%, as determined by our leverage levels at different points in time; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the agreement, plus 0.50% or (iii) the LIBOR rate for a one-month interest period plus 1.0%; plus (b) 0.75% to 1.50%, as determined by our leverage levels at different points in time.  The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%.  As of September 30, 2011, the maximum amount of borrowing capacity under this facility totaled $1.0 billion, of which $323.1 million was available.

Effective September 1, 2011, we entered into an unsecured term loan agreement (“Term Loan Agreement”) with the same group of lenders as the new Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement.  The term loan matures on September 1, 2015, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.20% of the total availability of the agreement.  The variable interest rate on the term loan is based on one of the following, to be selected by us: (1) the LIBOR rate for the interest period designated by us (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels at different points in time; or (2)(a) the greater of: (i) the prime rate of the lender then acting as the administrative agent, (ii) the Federal Funds Rate, as defined in the Term Loan Agreement, plus 0.50% or (iii) the LIBOR rate for a one-month interest period plus 1.0%; plus (b) 0.65% to 1.40%, as determined by our leverage levels at different points in time.  The term loan also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%.

Upon entry into the new Revolving Credit Facility and Term Loan Agreement on September 1, 2011, we repaid and extinguished our previously existing revolving credit facility and revolving construction facility and used most of the remaining proceeds to repay two variable rate secured loans totaling $270.3 million.

On September 15, 2011, we repurchased our 3.5% Exchangeable Senior Notes due 2026 at 100% of their principal amount of $162.5 million, using primarily borrowings from our Revolving Credit Facility, after the holders of the notes surrendered them for repurchase pursuant to the terms of the notes and the related indenture.

Cash Flows

We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and capital improvements and leasing costs.  Our net cash flow provided by operating activities increased $9.3 million when comparing the nine months ended September 30, 2011 and 2010 due primarily to: (1) an increase in revenues received from real estate operations attributable to newly acquired and newly constructed properties and the timing of cash flow associated with third-party construction projects in the prior period; offset in part by (2) $17.3 million in previously accreted interest paid in connection with our repurchase of the 3.5% Exchangeable Senior Notes.  Our net cash flow used in investing activities decreased $111.4 million when comparing the nine months ended September 30, 2011 and 2010 due primarily to a decrease in acquisitions relative to the prior period.  Our cash flow provided by financing activities decreased $122.8 million when comparing the nine months ended September 30, 2011 and 2010 due primarily to a $249.6 million decrease in cash flow from debt, net of repayments, due in large part to the decrease in cash required to fund property acquisitions, offset in part by a $143.4 million increase in net proceeds from common share issuances in the current period.

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

As discussed further above, our Revolving Credit Facility provides for borrowings of up to $1.0 billion, $323.1 million of which was available at September 30, 2011; this facility is available through September 1, 2014, and may be extended by us by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  We often use our Revolving Credit Facility initially to finance much of our investing activities.  We then pay down the facility using proceeds generated from long-term borrowings and equity issuances.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.

Also as discussed above, we have a Term Loan Agreement under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement.  In addition, we have construction loan facilities that provide for aggregate borrowings of up to $104.9 million, $82.2 million of which was available at September 30, 2011 to fund future construction costs.

We expect to satisfy our 2011 and 2012 debt maturities and fund the construction of properties under construction at period end or expected to be started during the remainder of 2011 using capacity under our Revolving Credit Facility, Term Loan Agreement and existing construction loan facilities, borrowings under new construction loan facilities that we expect to obtain and by accessing the secured debt market, unsecured debt market and/or public equity market.  We are continually evaluating sources of capital and believe that there are satisfactory sources available to meet our capital requirements without necessitating property sales.  However, selective dispositions of operating properties and other assets are expected to provide capital resources during the remainder of 2011 and in future years.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2011, we were in compliance with these financial covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 (in thousands):

	For the Periods Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$52,876	$140,800	$822,681	$794,734	$575,226	$2,386,317
Scheduled principal payments	3,261	13,008	10,286	7,099	5,738	7,294	46,686
Interest on debt (3)	24,937	92,836	75,657	66,317	49,773	29,347	338,867
New construction and redevelopment obligations (4)(5)	38,848	30,868	—	—	—	—	69,716
Third-party construction and development obligations (5)(6)	8,876	8,877	—	—	—	—	17,753
Capital expenditures for operating properties (5)(7)	19,855	8,121	—	—	—	—	27,976
Operating leases (8)	170	590	530	446	338	27,080	29,154
Cash settlement of interest rate swaps (9)	—	27,613	—	—	—	—	27,613
Other purchase obligations (10)	1,154	3,420	2,765	1,846	1,305	323	10,813
Total contractual cash obligations	$97,101	$238,209	$230,038	$898,389	$851,888	$639,270	$2,954,895

(1)          The contractual obligations set forth in this table generally exclude individual property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $12.9 million.

(3)          Represents interest costs for debt at September 30, 2011 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2011 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)          Represents contractual obligations pertaining to new construction and redevelopment activities.  We expect to finance these costs using primarily a combination of borrowings under our Revolving Credit Facility and by accessing the secured debt market, unsecured debt market and/or public equity market.  Construction and redevelopment activities underway at September 30, 2011 included the following:

			Estimated	Expected Year
	Number of	Square Feet (in	Remaining Costs	For Costs to be
Activity	Properties	thousands)	(in millions)	Incurred Through
Construction of new office properties	10	1,172	$110.5	2013
Redevelopment of existing office properties	2	297	23.1	2012

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

(9)          Represents the fair value at September 30, 2011 of interest rate swaps with a cash settlement date of March 30, 2012.

(10)    Primarily represents contractual obligations pertaining to managed-energy service contracts in place for certain of our operating properties.  We expect to pay these items using cash flow from operations.

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

The following table sets forth as of September 30, 2011 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Long term debt:
Fixed rate debt (1)	$3,077	$48,393	$144,345	$157,965	$363,596	$582,520	$1,299,896
Weighted average interest rate	6.23%	6.36%	5.62%	6.41%	4.66%	6.02%	5.66%
Variable rate debt	$184	$17,491	$6,741	$671,815	$436,876	$—	$1,133,107

(1)          Represents principal maturities only and therefore excludes net discounts of $12.9 million.

The fair market value of our debt was $2.4 billion at September 30, 2011.  If interest rates had been 1% lower, the fair value of our debt would have increased by $83.3 million at September 30, 2011.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2011 and December 31, 2010 and their respective fair values (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	September 30,	December 31,
Amount		Rate	Index	Date	Date	2011	2010
$120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	$(981)	$(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(943)	(2,002)
100,000	(1)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(15,766)	N/A
75,000	(1)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(11,847)	N/A
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(26)	(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(26)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	(18)	(34)
40,000	(2)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,022)	644
						$(30,629)	$(3,582)

(1) These instruments have a cash settlement date of March 30, 2012.

(2) The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $3.0 million in the nine months ended September 30, 2011 if short-term interest rates had been 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended September 30, 2011, 62,461 of the Operating Partnership’s common units were exchanged for 62,461 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2011, on August 5, 2011, we entered into a credit agreement and a term loan agreement, both dated and effective as of September 1, 2011, with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents.  These agreements became effective on September 1, 2011, as of which date we repaid in full and terminated: (1) our Second Amended and Restated Credit Agreement, dated October 1, 2007, with a group of lenders for which KeyBanc Capital Markets and Wachovia Capital Markets, LLC act as co-lead arrangers, KeyBank National Association as administrative agent and Wachovia Bank, National Association as syndication agent; and (2) our Construction Loan Agreement, dated May 2, 2008, with a group of lenders for which KeyBanc Capital Markets, Inc. act as arranger, KeyBank National Association as administrative agent, Bank of America, N.A. as syndication agent and Manufacturers and Traders Trust Company as documentation agent.

On October 26, 2011, we discharged all of our obligations under the Indenture, dated as of September 18, 2006, among us and Wells Fargo Bank, National Association, as trustee,  relating to our 3.50% Exchangeable Senior Notes due 2026 (the “Notes”), and such indenture was terminated.  As previously disclosed, we repurchased all of the outstanding Notes on September 15, 2011, pursuant to the rights of the holders of the Notes to require us to do so.

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1

Credit Agreement, dated as of September 1, 2011, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Wells Fargo Bank, National Association; Barclays Bank PLC; PNC Bank, National Association; Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company’s Current Report on Form 8-K/A dated September 1, 2011 and incorporated herein by reference).

10.2

Term Loan Agreement, dated as of September 1, 2011, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Barclays Bank PLC; PNC Bank, National Association; Wells Fargo Bank, National Association; Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company’s Current Report on Form 8-K/A dated September 1, 2011 and incorporated herein by reference).

10.3

Twenty-Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 15, 2011 (filed with the Company’s Current Report on Form 8-K dated September 16, 2011 and incorporated herein by reference).

10.4

Employment Agreement, dated September 15, 2011, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated September 16, 2011 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION

(Furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).

101.LAB	XBRL Extension Labels Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: October 28, 2011	By:	/s/ Randall M. Griffin
Randall M. Griffin
Chief Executive Officer

Date: October 28, 2011	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer