Form 10-K
period 2011-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2012-02-10
CIK 860546

Use these links to rapidly review the document
Table of Contents Form 10-K
CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes    ☒ No

           The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $2.2 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 30, 2011. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant's outstanding common shares of beneficial interest, $0.01 par value. At January 27, 2012, 72,019,987 of the registrant's common shares of beneficial interest were outstanding.

           Portions of the annual shareholders' report of the registrant for the year ended December 31, 2011 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2012 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Form 10-K

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "believe," "anticipate," "expect," "estimate," "plan" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

  •
  general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability and property values;

  •
  adverse changes in the real estate markets, including, among other things, increased competition with other companies;

  •
  governmental actions and initiatives, including risks associated with the impact of a government shutdown and budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

  •
  our ability to sell properties included in our Strategic Reallocation Plan;

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

 PART I

Item 1.    Business

OUR COMPANY

        General.    We are an office real estate investment trust ("REIT") that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities. As of December 31, 2011, our investments in real estate included the following:

  •
  238 operating office properties totaling 20.5 million square feet that were 86% occupied;

  •
  seven office properties under construction or redevelopment that we estimate will total approximately 903,000 square feet upon completion, including one partially operational property included above;

  •
  land held or under pre-construction totaling 2,330 acres (including 583 acres controlled but not owned) that we believe are potentially developable into approximately 20.6 million square feet; and

  •
  a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), a Delaware limited partnership, of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). The Operating Partnership also owns 100% of a number of entities that provide real estate services such as property management, construction and development services primarily for our properties but also for third parties.

        Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2011, we owned 94.4% of the outstanding common units and 95.8% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain of our Trustees.

        We believe that we are organized and have operated in a manner that permits us to satisfy the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. Provided we continue to qualify for taxation as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual taxable income (excluding net capital gains).

        Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

        Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as soon as reasonably possible after we file such material with the Securities and Exchange Commission (the "SEC"). In addition, we have made available on our Internet website under the heading "Corporate Governance" the charters for our Board of Trustees' Audit, Nominating and Corporate Governance, Compensation and Investment Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics

and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

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

Significant 2011 Developments

        During 2011, we:

  •
  finished the period with our portfolio of office properties 86.2% occupied and our Same Office Properties 89.9% occupied;

  •
  placed into service an aggregate of 566,000 square feet in seven newly constructed office properties;

  •
  implemented a plan to dispose of office properties and land that are no longer closely aligned with our strategy. The properties included in the Strategic Reallocation Plan had an aggregate fair value of approximately $562 million at December 31, 2011 (the "Strategic Reallocation Plan"). We expect to complete the office property dispositions by the end of 2013 and use the proceeds to invest in properties that will serve customers in the United States Government, defense information technology and related data sectors, to repay borrowings and for general corporate purposes. We completed sales under the Strategic Reallocation Plan totaling $76.7 million in 2011;

  •
  entered into a credit agreement providing for an unsecured revolving credit facility (the "Revolving Credit Facility") with an aggregate lender commitment of $1.0 billion, with a right for us to further increase such commitment during the term to a maximum of $1.5 billion, subject to certain conditions. The facility matures on September 1, 2014, and may be extended by one year at our option, subject to certain conditions;

  •
  entered into an unsecured term loan agreement (the "Term Loan Agreement") under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, subject to certain conditions. The Term Loan Agreement matures on September 1, 2015, and may be extended by one year at our option, subject to certain conditions;

  •
  repaid and extinguished our previously existing unsecured Revolving Credit Facility and a secured construction loan agreement (the "Revolving Construction Facility") and repaid two variable rate secured loans totaling $270.3 million upon our entry into the new Revolving Credit Facility and Term Loan Agreement;

  •
  repurchased our 3.5% Exchangeable Senior Notes due 2026 at 100% of their principal amount of $162.5 million after the holders of the notes surrendered them for repurchase pursuant to the terms of the notes and the related indenture;

  •
  issued 4.6 million common shares at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriting discounts but before offering expenses; and

  •
  announced that Randall M. Griffin, our Chief Executive Officer ("CEO"), will retire from his role as CEO effective March 31, 2012 and that Roger A. Waesche, Jr., our President, will serve as CEO and as a member of our Board of Trustees effective April 1, 2012. We expect Mr. Griffin to continue to serve as a member of our Board of Trustees. We also appointed Stephen E. Budorick as Executive Vice President and Chief Operating Officer effective September 29, 2011.

Business and Growth Strategies

        Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Business Strategies

        Customer Strategy:    We believe that we differentiate ourselves by being a real estate company that does not view space in properties merely as a commodity. We focus on providing a level of service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We believe that operating with such an emphasis on service enables us to be the landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention.

        Our focus on customers in the United States Government and defense information technology sectors is a key aspect of our customer strategy. A high percentage of our revenue is concentrated with these customers, and we expect to further increase this concentration level through our:

  •
  strong relationships and reputation for high service levels that we have forged over the years and continue to emphasize;

  •
  properties' proximity to government demand drivers (such as military installations) in various regions of the country and our willingness to expand to other regions where demand exists;

  •
  depth of collective team knowledge, experience and capabilities in developing and operating single user data centers and securing properties that meet the United States Government's Force Protection requirements; and

  •
  property dispositions under the Strategic Reallocation Plan.

        Market Strategy:    We focus on owning properties where our tenants need to be, which in the case of the United States Government and defense information technology customers is mostly near government demand drivers. We also concentrate our operations in markets and submarkets that are located where we believe we already possess, or can effectively achieve, the critical mass necessary to maximize management efficiencies, operating synergies and competitive advantages through our acquisition, property management, leasing and development activities. The attributes we look for in selecting markets and submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) potential for growth and stability in economic down cycles; (5) future acquisition and development opportunities; and (6) minimal competition from other property owners. We typically focus on owning and operating office properties in large business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

        Capital Strategy:    Our capital strategy is aimed at maintaining a flexible capital structure in order to facilitate growth and performance in the face of differing market conditions in the most cost-effective manner by:

  •
  using debt comprised primarily of fixed-rate debt from banks and institutional lenders (including the effect of interest rate swaps) along with debt available from public debt markets, such as our exchangeable senior notes;

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

  •
  selling properties and other investments to fund our development pipeline; and

  •
  continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

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

  •
  implementing LEED-EB prerequisites as standard operating procedure for key aspects of our property operations and management; and

  •
  selling properties not meeting LEED certification standards under the Strategic Reallocation Plan.

We believe that our commitment to sustainability is evident in that as of December 31, 2011, we had 15 buildings certified LEED Gold, 13 buildings certified LEED Silver, two buildings certified LEED and three buildings certified LEED-EB, and all of our buildings that were under construction or redevelopment were registered in the LEED program. In addition, we had 18 professionals on staff who hold the LEED Accredited Professional designation at December 31, 2011. We believe that this strategy is important not just because our customers will demand it, but also because it is the right thing to do.

Growth Strategies

        Acquisition and Property Development Strategy:    We pursue acquisition and property development opportunities for properties that support our customer and market strategies discussed above. As a result, the focus of our acquisition and development activities includes properties that are either: (1) located near demand drivers that we believe are attractive to customers in the United States Government and defense information technology sectors or (2) located in markets or submarkets that we believe meet the criteria set forth above in our market strategy. We may also acquire or develop properties that do not align with our customer or market strategies but which we believe provide opportunity for favorable returns on investment given the associated risks.

        We typically seek to make acquisitions at attractive yields and below replacement cost, or that otherwise meet our strategic objectives. We also seek to increase operating cash flow of certain acquisitions by repositioning the properties and capitalizing on existing below market leases and expansion opportunities. We pursue development activities as market conditions and leasing opportunities support favorable risk-adjusted returns on investment.

        Disposition Strategy:    In 2011, we implemented our Strategic Reallocation Plan to dispose of office properties and land that are no longer closely aligned with our strategy. We believe that the timely disposition of assets that no longer meet our strategic objectives is important for us to maximize our return on invested capital and be better positioned for long term growth.

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

Industry Segments

        We operate in two primary industries: commercial office properties and our wholesale data center. We classify our properties containing data center space as commercial office real estate when tenants significantly funded the data center infrastructure costs. At December 31, 2011, our commercial office real estate operations were in geographical segments, as set forth below:

  •
  Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

  •
  Northern Virginia (defined as Fairfax County, Virginia);

  •
  San Antonio, Texas;

  •
  Washington, DC—Capitol Riverfront;

  •
  St. Mary's & King George Counties (in Maryland and Virginia, respectively);

  •
  Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City);

  •
  Suburban Maryland (defined as the Maryland counties of Montgomery, Prince George's and Frederick);

  •
  Colorado Springs, Colorado; and

  •
  Greater Philadelphia, Pennsylvania.

As of December 31, 2011, 203 of our office properties, or 83% of our square feet in operations, were located in the Greater Washington, DC/Baltimore region, which includes all the segments set forth above except for San Antonio, Colorado Springs and Greater Philadelphia. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.

        For information relating to our segments, you should refer to Note 16 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.

Employees

        As of December 31, 2011, we had 428 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.

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

        In addition, we also compete with other sellers of commercial properties for a limited number of buyers of properties. This competition could adversely affect our ability to complete property dispositions under the Strategic Reallocation Plan.

Item 1A.    Risk Factors

        Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in a separate section at the end of this report beginning on page F-1.

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
  declining real estate valuations;

  •
  increasing vacancies and the need to periodically repair, renovate and re-lease space;

  •
  adverse developments concerning our tenants, which could affect our ability to collect rents and execute lease renewals;

  •
  government actions and initiatives, including risks associated with the impact of government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues or non-renewal of leases.

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

        We may suffer adverse consequences as a result of adverse economic conditions.    Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting in their lease obligations to us. Such conditions also could increase the likelihood of our being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, acquisitions, refinancing of existing debt or other capital requirements at reasonable terms, if at all. As a result, adverse economic conditions could collectively have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so.    Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. If one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, government shutdown, or general downturn of business, there could be an adverse effect on financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        We may be adversely affected by developments concerning some of our major tenants and sector concentrations, including shutdowns of the United States Government and actual, or potential, reductions in government spending targeting tenants in the United States Government and defense information technology sectors.    As of December 31, 2011, our 20 largest tenants accounted for 60.3% of the total annualized rental revenue of our office properties, and the four largest of these tenants accounted for 65% of that total. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2011. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2011	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$104,517	22.2%	79
Northrop Grumman Corporation(1)	32,326	6.9%	17
Booz Allen Hamilton, Inc.	24,178	5.1%	8
Computer Sciences Corporation(1)	22,355	4.8%	7

(1)
Includes affiliated organizations and agencies and predecessor companies.

        Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. If any of our four largest tenants fail to make rental payments to us, including as a result of a government shutdown, or if the United States Government elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our shareholders.

        As of December 31, 2011, our properties that were occupied primarily by tenants in the United States Government and defense information technology sectors accounted for 59.9% of the total annualized rental revenue of our office properties. We expect to increase our reliance on these sectors for revenue. A reduction in government spending targeting these sectors could affect the ability of these tenants to fulfill lease obligations, decrease the likelihood that these tenants will renew their leases or enter into new leases and limit our future growth from these sectors. Moreover, uncertainty regarding the potential for future reduction in government spending targeting these sectors could also decrease or delay leasing activity from tenants in these sectors. The Budget Control Act passed in 2011, which imposed caps on the Federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years, has fueled further uncertainty regarding future government spending reductions. A reduction in government spending targeting the United States Government and defense information technology sectors and/or uncertainty regarding the potential for future spending reductions could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

        We generally classify the revenue from our leases into this sector grouping based solely on our management's knowledge of the tenants' operations in leased space. Occasionally, classifications require subjective and complex judgments. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into sector groupings and if we did, the resulting groupings would be materially different.

        We may be unable to successfully execute plans to dispose of properties, such as our Strategic Reallocation Plan.    In 2011, we implemented our Strategic Reallocation Plan to dispose of office properties and land that are no longer closely aligned with our strategy. We expect to complete the office property dispositions by the end of 2013 and use the proceeds to invest in properties that will serve customers in the United States Government, defense information technology and related data sectors, to repay borrowings and for general corporate purposes. Current economic conditions overall, and for suburban office properties in particular, could make it difficult for us to locate buyers for the properties on favorable terms, if at all. We also do not have significant experience in completing property disposition plans of the scale contemplated under the Strategic Reallocation Plan. Our failure to successfully execute the Strategic Reallocation Plan, and other similar property disposition plans, could adversely affect our ability to effectively execute our business strategy, which in turn could affect our financial position, results of operations, cash flows and ability to make expected distributions to shareholders.

        We may suffer adverse consequences due to our inexperience in developing, managing and leasing wholesale data centers.    We have significant experience in developing, managing and leasing single user data center space. However, we do not have the same depth and length of experience in relation to wholesale data centers, having acquired our one existing wholesale data center in 2010 and having completed no new leasing on that center through December 31, 2011. This may increase the likelihood of us being unsuccessful in executing our plans with respect to our existing wholesale data center or any such centers that we may acquire or develop in the future. If we are unsuccessful in executing our wholesale data center plans, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

        Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks.    Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2011, our properties located in the Greater Washington, DC/Baltimore region accounted for a combined 84.7% of our total annualized rental revenue from office properties. Our properties are also typically concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We may not be able to compete successfully with other entities that operate in our industry.    The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties' owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants for properties that we own, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

        We use our Revolving Credit Facility to initially finance much of our investing and financing activities. We also use other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. In the event that one or more lenders under these facilities are not able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities, which would in turn adversely affect our financial condition, cash flows and ability to make expected distributions to our shareholders.

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

        We may be unable to execute our plans to develop and construct additional properties.    Although the majority of our investments are in currently leased properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk that actual costs will exceed our budgets, that we will experience conditions which delay or preclude project completion and that projected leasing will not occur, any of which could adversely affect our financial performance, results of operations and our ability to make distributions to our shareholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

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

        Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult or impractical to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As a result, in the event that we needed to reposition such data center space for another use, major renovations and expenditures could be required.

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

        We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt.    Some of our properties are pledged by us to support repayment on indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

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

        We must refinance our debt in the future. As of December 31, 2011, our scheduled debt payments over the next five years, including maturities, were as follows:

Year	Amount(1)
(in thousands)
2012	$66,063
2013	163,003
2014	820,780
2015	806,104
2016	278,642

(1)
Represents principal maturities only and therefore excludes net discounts of $12.2 million. Maturities include $16.8 million in 2012, $17.9 million in 2013, $662.0 million in 2014 and $405.6 million in 2015 that may each be extended for one year, subject to certain conditions.

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

        We may be unable to continue to make shareholder distributions at expected levels.    We declared a first quarter 2012 common share dividend to shareholders of record on March 31, 2012 of $0.275 per share, a 33% decrease from the fourth quarter 2011 dividend of $0.4125 per share, and expect to continue to pay dividends at this reduced rate at least through the remainder of 2012. We expect to make regular quarterly cash distributions to our shareholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

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

        We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay dividends on any series of preferred shares.    Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2011, we had $2.4 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay dividends. As a result, we may not have sufficient funds remaining to satisfy our dividend obligations relating to any series of preferred shares if we incur additional indebtedness.

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

        We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism.    Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2012. These policies include coverage for acts of terrorism. Future changes in the insurance industry's risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

  •
  market perception regarding our major tenants and sector concentrations;

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

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        The following table provides certain information about our office properties as of December 31, 2011:

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
Baltimore/Washington Corridor:
2730 Hercules Road	National Business Park	1990	238,007	100.0%	$8,745,038	$36.74
Annapolis Junction, MD
300 Sentinel Drive	National Business Park	2009	193,296	98.6%	6,205,914	32.57
Annapolis Junction, MD
304 Sentinel Drive	National Business Park	2005	162,483	100.0%	5,149,530	31.69
Annapolis Junction, MD
2720 Technology Drive	National Business Park	2004	158,929	100.0%	5,289,305	33.28
Annapolis Junction, MD
306 Sentinel Drive	National Business Park	2006	155,367	100.0%	4,838,585	31.14
Annapolis Junction, MD
302 Sentinel Drive	National Business Park	2007	153,566	99.6%	5,250,120	34.34
Annapolis Junction, MD
2711 Technology Drive	National Business Park	2002	152,209	100.0%	5,013,808	32.94
Annapolis Junction, MD
308 Sentinel Drive	National Business Park	2010	151,207	100.0%	5,002,689	33.09
Annapolis Junction, MD
318 Sentinel Drive	National Business Park	2005	125,635	100.0%	4,385,786	34.91
Annapolis Junction, MD
322 Sentinel Drive	National Business Park	2006	125,487	100.0%	5,064,611	40.36
Annapolis Junction, MD
320 Sentinel Drive	National Business Park	2007	125,325	100.0%	5,058,121	40.36
Annapolis Junction, MD
316 Sentinel Way	National Business Park	2011	125,150	0.0%	—	—
Annapolis Junction, MD
324 Sentinel Way	National Business Park	2010	125,118	100.0%	3,638,688	29.08
Annapolis Junction, MD
140 National Business Parkway	National Business Park	2003	119,466	100.0%	4,219,827	35.32
Annapolis Junction, MD
132 National Business Parkway	National Business Park	2000	118,150	100.0%	3,906,628	33.06
Annapolis Junction, MD
2721 Technology Drive	National Business Park	2000	117,242	100.0%	3,821,020	32.59
Annapolis Junction, MD
2701 Technology Drive	National Business Park	2001	117,068	100.0%	3,833,914	32.75
Annapolis Junction, MD
2691 Technology Drive	National Business Park	2005	103,578	100.0%	3,588,956	34.65
Annapolis Junction, MD
134 National Business Parkway	National Business Park	1999	92,327	100.0%	2,982,958	32.31
Annapolis Junction, MD
133 National Business Parkway	National Business Park	1997	88,057	100.0%	2,883,341	32.74
Annapolis Junction, MD
141 National Business Parkway	National Business Park	1990	87,364	100.0%	2,760,773	31.60
Annapolis Junction, MD
135 National Business Parkway	National Business Park	1998	86,437	100.0%	3,023,246	34.98
Annapolis Junction, MD
131 National Business Parkway	National Business Park	1990	69,702	100.0%	2,291,554	32.88
Annapolis Junction, MD
430 National Business Pkwy	National Business Park	2011	61,299	100.0%	2,094,317	34.17
Annapolis Junction, MD
114 National Business Parkway	National Business Park	2002	10,113	100.0%	234,857	23.22
Annapolis Junction, MD
314 Sentinel Way	National Business Park	2008	4,462	100.0%	237,872	53.31
Annapolis Junction, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7740 Milestone Parkway(4)	Arundel Preserve	2009	144,610	6.0%	283,691	32.77
Hanover, MD
1550 West Nursery Road	Airport Square	2009	161,689	100.0%	3,457,038	21.38
Linthicum, MD
1306 Concourse Drive	Airport Square	1990	116,259	66.3%	1,853,742	24.05
Linthicum, MD
870 Elkridge Landing Road	Airport Square	1981	105,456	100.0%	2,506,436	23.77
Linthicum, MD
920 Elkridge Landing Road	Airport Square	1982	103,415	100.0%	2,010,637	19.44
Linthicum, MD
1304 Concourse Drive	Airport Square	2002	101,124	79.0%	2,152,439	26.95
Linthicum, MD
900 Elkridge Landing Road	Airport Square	1982	101,005	100.0%	2,447,840	24.23
Linthicum, MD
1199 Winterson Road	Airport Square	1988	100,104	100.0%	2,741,631	27.39
Linthicum, MD
1302 Concourse Drive	Airport Square	1996	83,717	78.5%	1,748,380	26.61
Linthicum, MD
881 Elkridge Landing Road	Airport Square	1986	75,385	100.0%	2,005,117	26.60
Linthicum, MD
1099 Winterson Road	Airport Square	1988	71,675	34.8%	580,362	23.28
Linthicum, MD
849 International Drive	Airport Square	1988	69,018	70.7%	1,276,037	26.14
Linthicum, MD
1190 Winterson Road	Airport Square	1987	69,016	100.0%	1,838,589	26.64
Linthicum, MD
911 Elkridge Landing Road	Airport Square	1985	68,373	100.0%	1,610,324	23.55
Linthicum, MD
1201 Winterson Road	Airport Square	1985	67,903	100.0%	1,485,615	21.88
Linthicum, MD
999 Corporate Boulevard	Airport Square	2000	67,083	34.8%	603,933	25.83
Linthicum, MD
891 Elkridge Landing Road	Airport Square	1984	57,987	80.0%	1,277,213	27.52
Linthicum, MD
901 Elkridge Landing Road	Airport Square	1984	57,872	51.7%	870,301	29.09
Linthicum, MD
900 International Drive	Airport Square	1986	57,140	100.0%	920,936	16.12
Linthicum, MD
930 International Drive	Airport Square	1986	56,685	99.8%	1,090,061	19.27
Linthicum, MD
800 International Drive	Airport Square	1988	56,585	59.9%	760,515	22.43
Linthicum, MD
921 Elkridge Landing Road	Airport Square	1983	56,452	0.0%	—	—
Linthicum, MD
938 Elkridge Landing Road	Airport Square	1984	56,270	100.0%	1,269,166	22.55
Linthicum, MD
939 Elkridge Landing Road	Airport Square	1983	54,224	86.9%	834,431	17.71
Linthicum, MD
5520 Research Park Drive	UMBC	2009	103,333	91.0%	2,378,463	25.31
Catonsville, MD
5522 Research Park Drive	UMBC	2007	23,925	100.0%	841,112	35.16
Catonsville, MD
7467 Ridge Road	BWI South	1990	74,545	65.5%	1,156,254	23.70
Hanover, MD
7240 Parkway Drive	BWI South	1985	74,475	92.8%	1,447,466	20.94
Hanover, MD
7272 Park Circle Drive	BWI South	1991/1996	60,041	79.8%	1,011,682	21.11
Hanover, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7318 Parkway Drive	BWI South	1984	59,204	100.0%	1,372,041	23.17
Hanover, MD
7320 Parkway Drive	BWI South	1983	56,964	0.0%	—	—
Hanover, MD
1340 Ashton Road	BWI South	1989	45,867	100.0%	860,760	18.77
Hanover, MD
1362 Mellon Road	BWI South	2006	43,232	86.5%	865,221	23.14
Hanover, MD
1334 Ashton Road	BWI South	1989	38,128	100.0%	868,745	22.78
Hanover, MD
1331 Ashton Road	BWI South	1989	28,906	29.1%	150,416	17.87
Hanover, MD
1341 Ashton Road	BWI South	1989	15,314	100.0%	331,569	21.65
Hanover, MD
1343 Ashton Road	BWI South	1989	9,903	100.0%	140,047	14.14
Hanover, MD
2500 Riva Road	Annapolis	2000	155,000	100.0%	2,262,067	14.59
Annapolis, MD
7125 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1973/1999	479,976	70.1%	6,522,562	19.40
9140 Route 108 Columbia, MD	Howard County Perimeter	1974/1985	171,436	100.0%	7,389,857	43.11
7200 Riverwood Road Columbia, MD	Howard County Perimeter	1986	160,000	100.0%	4,756,599	29.73
7000 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	145,386	100.0%	2,440,493	16.79
6721 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2009	131,451	100.0%	3,970,916	30.21
6711 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2006 - 2007	124,048	100.0%	3,654,044	29.46
6731 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2002	123,576	87.5%	3,152,831	29.17
6950 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1998	112,861	100.0%	2,344,172	20.77
6940 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1999	108,652	81.0%	2,434,265	27.66
7067 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2001	85,393	98.3%	2,042,058	24.33
8621 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2005 - 2006	83,734	100.0%	1,919,859	22.93
6700 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	76,359	75.8%	1,416,089	24.45
6750 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	75,328	86.4%	1,774,692	27.27
6740 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1992	63,161	100.0%	1,834,668	29.05
7015 Albert Einstein Drive Columbia, MD	Howard County Perimeter	1999	62,216	100.0%	1,309,964	21.06
7160 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	62,041	94.6%	1,709,961	29.14
8671 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	55,688	100.0%	916,624	16.46
6716 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1990	52,114	66.8%	914,617	26.28
8661 Robert Fulton Drive Columbia, MD	Howard County Perimeter	2002	48,666	100.0%	970,805	19.95
7142 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1994	47,668	100.0%	735,841	15.44

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
9020 Mendenhall Court Columbia, MD	Howard County Perimeter	1982/2005	47,603	88.2%	679,199	16.18
7130 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1989	45,882	100.0%	900,939	19.64
9140 Guilford Road Columbia, MD	Howard County Perimeter	1983	40,288	55.8%	343,054	15.25
7150 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	39,496	100.0%	799,144	20.23
9720 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	39,480	100.0%	727,532	18.43
6708 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1988	39,128	100.0%	948,041	24.23
7065 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	38,560	100.0%	790,810	20.51
7138 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	38,285	100.0%	906,894	23.69
9740 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	37,520	100.0%	581,409	15.50
9160 Guilford Road Columbia, MD	Howard County Perimeter	1984	36,919	100.0%	751,420	20.35
7063 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	36,295	100.0%	981,167	27.03
6760 Alexander Bell Drive Columbia, MD	Howard County Perimeter	1991	36,227	64.4%	538,056	23.06
7150 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1991	34,734	85.0%	604,614	20.49
9700 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	31,117	100.0%	678,387	21.80
7061 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2000	30,730	82.7%	609,680	24.00
9730 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	30,495	78.1%	407,350	17.09
6724 Alexander Bell Drive Columbia, MD	Howard County Perimeter	2001	28,107	80.3%	575,448	25.51
7170 Riverwood Drive Columbia, MD	Howard County Perimeter	2000	27,891	41.4%	187,906	16.29
7134 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	1990	21,931	0.0%	—	—
9150 Guilford Road Columbia, MD	Howard County Perimeter	1984	18,405	100.0%	380,283	20.66
10280 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	16,145	90.2%	252,562	17.33
10270 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	15,914	60.6%	162,122	16.80
9710 Patuxent Woods Drive Columbia, MD	Howard County Perimeter	1986/2001	14,778	72.2%	202,964	19.02
9130 Guilford Road Columbia, MD	Howard County Perimeter	1984	13,647	0.0%	—	—
10290 Old Columbia Road Columbia, MD	Howard County Perimeter	1988/2001	10,229	77.2%	163,482	20.70
6741 Columbia Gateway Drive Columbia, MD	Howard County Perimeter	2008	4,592	100.0%	144,372	31.44

Subtotal/Average			8,859,080	87.9%	$214,359,486	$27.53

Northern Virginia:
15000 Conference Center Drive	Dulles South	1989	444,869	85.3%	$9,652,813	$25.42
Chantilly, VA
15010 Conference Center Drive	Dulles South	2006	220,906	100.0%	7,296,046	33.03
Chantilly, VA

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
15049 Conference Center Drive	Dulles South	1997	152,993	100.0%	4,708,200	30.77
Chantilly, VA
15059 Conference Center Drive	Dulles South	2000	146,801	98.8%	4,551,549	31.37
Chantilly, VA
14900 Conference Center Drive	Dulles South	1999	125,357	89.7%	3,174,811	28.24
Chantilly, VA
14280 Park Meadow Drive	Dulles South	1999	112,916	100.0%	2,861,504	25.34
Chantilly, VA
4851 Stonecroft Blvd.	Dulles South	2004	88,099	100.0%	2,666,224	30.26
Chantilly, VA
14850 Conference Center Drive	Dulles South	2000	72,194	33.4%	334,537	13.89
Chantilly, VA
14840 Conference Center Drive	Dulles South	2000	71,517	0.0%	—	—
Chantilly, VA
13200 Woodland Park Road	Herndon	2002	396,837	100.0%	12,531,612	31.58
Herndon, VA
13454 Sunrise Valley	Herndon	1998	112,284	86.1%	2,421,055	25.05
Herndon, VA
13450 Sunrise Valley	Herndon	1998	53,572	100.0%	1,443,882	26.95
Herndon, VA
2900 Towerview Road	Route 28 South	1982/2008	151,497	51.1%	1,491,098	19.25
Herndon, VA
1751 Pinnacle Drive	Tyson's Corner	1989/1995	260,150	91.6%	8,394,841	35.24
McLean, VA
1753 Pinnacle Drive	Tyson's Corner	1976/2004	184,480	100.0%	7,171,364	38.87
McLean, VA
1550 Westbranch Drive	Tyson's Corner	2002	160,461	100.0%	4,719,440	29.41
McLean, VA
3120 Fairview Park Drive	Merrifield	2008	180,853	24.9%	1,649,957	36.58
Falls Church, VA

Subtotal/Average			2,935,786	84.8%	$75,068,931	$30.16

San Antonio:
7700 Potranco Road	San Antonio	1982/1985	508,412	100.0%	$17,636,099	$34.69
San Antonio, TX
8000 Potranco Road	San Antonio	2010	125,157	100.0%	3,298,570	26.36
San Antonio, TX
8030 Potranco Road	San Antonio	2010	125,155	100.0%	3,298,570	26.36
San Antonio, TX
1101 Sentry Gateway	San Antonio	2011	94,920	1.2%	19,635	17.00
San Antonio, TX
1560B Cable Ranch Road	San Antonio	1985/2006	77,040	100.0%	1,833,802	23.80
San Antonio, TX
1560A Cable Ranch Road	San Antonio	1985/2007	45,935	100.0%	598,969	13.04
San Antonio, TX
7700-5 Potranco Road	San Antonio	2009	25,056	100.0%	362,110	14.45
San Antonio, TX
7700-1 Potranco Road	San Antonio	2007	8,674	100.0%	292,755	33.75
San Antonio, TX

Subtotal/Average			1,010,349	90.7%	$27,340,510	$29.83

Washington DC—Capitol Riverfront:
1201 M Street Washington, DC	Washington DC—Capitol Riverfront	2001	202,273	83.9%	$7,312,766	$43.09
1220 12th Street, SE Washington, DC	Washington DC—Capitol Riverfront	2003	158,913	96.9%	6,974,988	45.28

Subtotal/Average			361,186	89.6%	$14,287,754	$44.13

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
St Mary's & King George Counties:
16480 Commerce Drive	King George County	2000	70,875	100.0%	$1,347,091	$19.01
Dahlgren, VA
16541 Commerce Drive	King George County	1996	37,292	100.0%	716,644	19.22
Dahlgren, VA
16539 Commerce Drive	King George County	1990	32,257	100.0%	603,238	18.70
Dahlgren, VA
16442 Commerce Drive	King George County	2002	25,606	73.5%	359,078	19.08
Dahlgren, VA
16501 Commerce Drive	King George County	2002	22,833	100.0%	493,127	21.60
Dahlgren, VA
16543 Commerce Drive	King George County	2002	17,286	87.3%	392,699	26.02
Dahlgren, VA
22309 Exploration Drive	St. Mary's County	1984/1997	98,860	100.0%	1,517,477	15.35
Lexington Park, MD
45310 Abell House Lane	St. Mary's County	2011	82,842	100.0%	2,426,201	29.29
California, MD
46591 Expedition Drive	St. Mary's County	2005	59,843	100.0%	1,468,324	24.54
Lexington Park, MD
46579 Expedition Drive	St. Mary's County	2002	58,989	100.0%	1,501,990	25.46
Lexington Park, MD
44425 Pecan Court	St. Mary's County	1997	58,694	97.1%	1,267,067	22.23
California, MD
22289 Exploration Drive	St. Mary's County	2000	58,633	87.5%	1,230,427	23.97
Lexington Park, MD
22299 Exploration Drive	St. Mary's County	1998	58,132	62.2%	914,070	25.27
Lexington Park, MD
44408 Pecan Court	St. Mary's County	1986	49,808	0.0%	—	—
California, MD
23535 Cottonwood Parkway	St. Mary's County	1984	46,656	100.0%	593,488	12.72
California, MD
22300 Exploration Drive	St. Mary's County	1997	45,093	100.0%	755,412	16.75
Lexington Park, MD
44417 Pecan Court	St. Mary's County	1989	29,053	100.0%	313,914	10.80
California, MD
44414 Pecan Court	St. Mary's County	1986	25,444	100.0%	266,144	10.46
California, MD
44420 Pecan Court	St. Mary's County	1989	25,338	0.0%	—	—
California, MD

Subtotal/Average			903,534	87.3%	$16,166,393	$20.50

Greater Baltimore:
210 Research Blvd	Harford County	2010	79,573	34.6%	$842,182	$30.57
Aberdeen, MD
209 Research Blvd	Harford County	2010	77,192	100.0%	2,253,075	29.19
Aberdeen, MD
11311 McCormick Road Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1984/1994	214,705	97.6%	4,891,897	23.35
10150 York Road Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1985	175,207	84.1%	2,998,959	20.35
9690 Deereco Road Timonium, MD	Hunt Valley/RTE 83 Corridor	1988	134,950	100.0%	3,359,741	24.90
200 International Circle Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1987	125,352	93.7%	2,647,860	22.55
375 Padonia Road West Timonium, MD	Hunt Valley/RTE 83 Corridor	1986	104,885	100.0%	1,950,274	18.59
226 Schilling Circle Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1980	97,309	100.0%	2,128,651	21.88

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
201 International Circle Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1982	78,243	73.2%	1,332,066	23.25
222 Schilling Circle Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1978/1997	28,617	64.4%	386,543	20.96
224 Schilling Circle Hunt Valley, MD	Hunt Valley/RTE 83 Corridor	1978/1997	27,575	88.8%	490,013	20.01
8110 Corporate Drive	White Marsh	2001	79,091	100.0%	1,551,584	19.62
White Marsh, MD
8140 Corporate Drive	White Marsh	2003	76,271	78.5%	1,667,279	27.85
White Marsh, MD
8031 Corporate Drive	White Marsh	1988/2004	66,000	100.0%	1,111,740	16.84
White Marsh, MD
9910 Franklin Square Drive	White Marsh	2005	57,812	100.0%	1,317,180	22.78
White Marsh, MD
7941-7949 Corporate Drive	White Marsh	1996	57,782	0.0%	—	—
White Marsh, MD
8020 Corporate Drive	White Marsh	1997	50,796	100.0%	1,116,441	21.98
White Marsh, MD
4940 Campbell Drive	White Marsh	1990	50,415	85.5%	1,016,477	23.59
White Marsh, MD
4979 Mercantile Road	White Marsh	1985	49,590	72.8%	484,857	13.43
White Marsh, MD
8094 Sandpiper Circle	White Marsh	1998	49,585	88.7%	843,149	19.17
White Marsh, MD
4969 Mercantile Road	White Marsh	1983	47,132	0.0%	—	—
White Marsh, MD
8098 Sandpiper Circle	White Marsh	1998	46,485	100.0%	806,540	17.35
White Marsh, MD
8114 Sandpiper Circle	White Marsh	1986	45,803	72.8%	862,119	25.84
White Marsh, MD
5020 Campbell Blvd.	White Marsh	1986 - 1988	43,623	76.3%	488,330	14.68
White Marsh, MD
9920 Franklin Square Drive	White Marsh	2006	42,891	88.2%	914,414	24.18
White Marsh, MD
8007 Corporate Drive	White Marsh	1995	41,799	78.0%	606,248	18.60
White Marsh, MD
9930 Franklin Square Drive	White Marsh	2001	39,750	100.0%	733,020	18.44
White Marsh, MD
8010 Corporate Drive	White Marsh	1998	38,487	100.0%	732,922	19.04
White Marsh, MD
8615 Ridgely's Choice	White Marsh	2005	37,746	91.7%	693,998	20.04
White Marsh, MD
5355 Nottingham Drive	White Marsh	2005	35,930	79.6%	558,846	19.54
White Marsh, MD
5325 Nottingham Drive	White Marsh	2002	35,678	100.0%	785,058	22.00
White Marsh, MD
9900 Franklin Square Drive	White Marsh	1999	33,800	85.7%	529,855	18.29
White Marsh, MD
5024 Campbell Blvd.	White Marsh	1986 - 1988	33,710	73.3%	387,022	15.66
White Marsh, MD
8019 Corporate Drive	White Marsh	1990	32,424	75.9%	519,112	21.10
White Marsh, MD
9940 Franklin Square Drive	White Marsh	2000	32,242	49.4%	298,101	18.72
White Marsh, MD
5026 Campbell Blvd.	White Marsh	1986 - 1988	30,163	77.8%	380,216	16.20
White Marsh, MD
8013 Corporate Drive	White Marsh	1990	29,995	27.6%	135,117	16.31
White Marsh, MD

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
7939 Honeygo Blvd.	White Marsh	1984	28,208	80.7%	503,596	22.13
White Marsh, MD
8133 Perry Hall Blvd.	White Marsh	1988	27,995	81.1%	457,830	20.16
White Marsh, MD
5022 Campbell Blvd.	White Marsh	1986 - 1988	26,748	92.6%	401,005	16.19
White Marsh, MD
8029 Corporate Drive	White Marsh	1988/2004	25,000	100.0%	449,990	18.00
White Marsh, MD
7923 Honeygo Blvd.	White Marsh	1985	23,481	89.1%	370,936	17.72
White Marsh, MD
8003 Corporate Drive	White Marsh	1999	17,599	0.0%	—	—
White Marsh, MD
8015 Corporate Drive	White Marsh	1990	15,669	68.9%	210,349	19.49
White Marsh, MD
8023 Corporate Drive	White Marsh	1990	9,486	100.0%	182,267	19.21
White Marsh, MD
1501 South Clinton Street	Baltimore City	2006	481,277	92.6%	14,757,194	33.11
Baltimore, MD

Subtotal/Average			2,984,071	84.5%	$59,154,055	$23.46

Suburban Maryland:
110 Thomas Johnson Drive	Frederick	1987/1999	120,318	91.0%	$2,710,260	$24.76
Frederick, MD
400 Professional Drive	Gaithersburg	2000	129,853	66.7%	2,114,604	24.41
Gaithersburg, MD
4230 Forbes Boulevard	Lanham	2003	55,866	43.0%	375,808	15.65
Lanham, MD(4)
11800 Tech Road	North Silver Spring	1989	239,776	82.5%	3,309,988	16.74
Silver Spring, MD
45 West Gude Drive	Rockville	1987	122,555	54.3%	1,497,285	22.50
Rockville, MD
15 West Gude Drive	Rockville	1986	108,485	100.0%	2,739,649	25.25
Rockville, MD
5850 University Research Court	College Park	2008	123,449	100.0%	3,757,009	30.43
College Park, MD(4)
5825 University Research Court	College Park	2008	118,620	79.5%	2,784,416	29.53
College Park, MD(4)

Subtotal/Average			1,018,922	79.6%	$19,289,019	$23.80

Colorado Springs:
3535 Northrop Grumman Point	Colorado Springs East	2008	124,305	100.0%	$2,451,462	$19.72
Colorado Springs, CO
985 Space Center Drive	Colorado Springs East	1989	104,028	94.6%	2,128,568	21.63
Colorado Springs, CO
655 Space Center Drive	Colorado Springs East	2008	103,970	100.0%	2,185,622	21.02
Colorado Springs, CO
565 Space Center Drive	Colorado Springs East	2009	89,899	8.6%	36,980	4.78
Colorado Springs, CO
1670 North Newport Road	Colorado Springs East	1986/1987	67,500	56.2%	805,032	21.22
Colorado Springs, CO
1055 North Newport Road	Colorado Springs East	2007 - 2008	59,763	100.0%	1,235,529	20.67
Colorado Springs, CO
745 Space Center Drive	Colorado Springs East	2006	51,500	100.0%	1,405,270	27.29
Colorado Springs, CO
1915 Aerotech Drive	Colorado Springs East	1985	37,946	15.8%	83,937	14.02
Colorado Springs, CO
1925 Aerotech Drive	Colorado Springs East	1985	37,946	60.1%	527,177	23.11
Colorado Springs, CO

Property and Location	Submarket	Year Built/ Renovated	Rentable Square Feet	Occupancy(1)	Annualized Rental Revenue(2)	Annualized Rental Revenue per Occupied Square Foot(2)(3)
980 Technology Court	Colorado Springs East	1995	33,207	100.0%	682,857	20.56
Colorado Springs, CO
525 Babcock Road	Colorado Springs East	1967	14,000	100.0%	198,430	14.17
Colorado Springs, CO
5725 Mark Dabling Blvd. Colorado Springs, CO	Colorado Springs Northwest	1984	108,976	100.0%	2,046,254	18.78
5775 Mark Dabling Blvd. Colorado Springs, CO	Colorado Springs Northwest	1984	108,640	61.6%	1,152,156	17.22
5755 Mark Dabling Blvd. Colorado Springs, CO	Colorado Springs Northwest	1989	104,848	88.4%	1,991,314	21.48
10807 New Allegiance Drive	I-25 North Corridor	2009	145,723	41.2%	1,296,364	21.61
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	1983/2007	74,749	100.0%	1,372,347	18.36
Colorado Springs, CO
9945 Federal Drive	I-25 North Corridor	2009	74,005	0.0%	—	—
Colorado Springs, CO
9950 Federal Drive	I-25 North Corridor	2001	66,223	100.0%	1,046,628	15.80
Colorado Springs, CO
12515 Academy Ridge View	I-25 North Corridor	2006	61,372	100.0%	1,585,824	25.84
Colorado Springs, CO
9925 Federal Drive	I-25 North Corridor	2008	53,788	90.8%	768,341	15.74
Colorado Springs, CO
9960 Federal Drive	I-25 North Corridor	2001	46,948	78.3%	781,262	21.24
Colorado Springs, CO

Subtotal/Average			1,569,336	74.9%	$23,781,354	$20.22

Greater Philadelphia:
785 Jolly Road	Greater Philadelphia	1991 - 1996	219,065	100.0%	$2,884,072	$13.17
Blue Bell, PA
801 Lakeview Drive	Greater Philadelphia	1991 - 1996	218,653	99.4%	5,341,961	24.58
Blue Bell, PA

Subtotal/Average			437,718	99.7%	$8,226,033	$18.85

Other Region:
11751 Meadowville Lane	Richmond Southwest	2007	193,000	100.0%	5,366,053	27.80
Richmond, VA
201 Technology Drive	Southwest Virginia	2007	102,842	100.0%	3,559,958	34.62
Lebanon, VA
310 The Bridge Street	Huntsville	2009	138,466	100.0%	3,558,174	25.70
Huntsville, AL

Subtotal/Average			434,308	100.0%	$12,484,186	$28.75

Total/Average			20,514,290	86.2%	$470,157,772	$26.59

(1)
This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2011.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2011 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property's annualized rental revenue divided by that property's occupied square feet as of December 31, 2011.

(4)
This property was owned by a joint venture in which we held a 50% interest as of December 31, 2011.

        The following table provides certain information about our office properties that were under construction or redevelopment as of December 31, 2011:

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased at December 31, 2011
Under Construction
Baltimore/Washington Corridor:
7205 Riverwood Road	Howard County Perimeter	89,295	0%
Columbia, MD
410 National Business Parkway	BWI Airport	110,362	0%
Annapolis Junction, MD
430 National Business Parkway	BWI Airport	109,559	73%
Annapolis Junction, MD

Subtotal/Average		309,216	26%

Northern Virginia:
7770 Backlick Road (Patriot Ridge)	Springfield	237,000	44%
Springfield, VA

Greater Baltimore:
206 Research Boulevard	Harford County	128,119	0%
Aberdeen, MD

Huntsville:
1000 Redstone Gateway	Huntsville	114,891	0%
Huntsville, AL

Total Under Construction		789,226	23%

Under Redevelopment
Greater Philadelphia:
751 Arbor Way (Hillcrest I)	Greater Philadelphia	113,291	39%
Blue Bell, PA

Total Under Redevelopment		113,291	39%

        The following table provides certain information about our land held or under pre-construction as of December 31, 2011:

Land Location	Submarket	Acres	Estimated Developable Square Feet
Baltimore/Washington Corridor:
National Business Park North	BWI Airport	183	1,674,000
Annapolis Junction, MD
National Business Park	BWI Airport	12	385,000
Annapolis Junction, MD
1243 Winterson Road (AS 22)	BWI Airport	2	30,000
Linthicum, MD
940 Elkridge Landing Road (AS 7)	BWI Airport	2	54,000
Linthicum, MD
West Nursery Road	BWI Airport	1	5,000
Linthicum, MD
Arundel Preserve	BWI Airport	84	1,382,000
Hanover, MD
1460 Dorsey Road	BWI Airport	6	60,000
Hanover, MD
Columbia Gateway Parcel T-11	Howard Co. Perimeter	14	220,000
Columbia, MD
7125 Columbia Gateway Drive	Howard Co. Perimeter	8	300,000
Columbia, MD
Riverwood	Howard Co. Perimeter	5	27,000
Columbia, MD

Subtotal		318	4,137,000

Northern Virginia:
Westfields Corporate Center	Dulles South	23	400,000
Chantilly, VA
Westfields—Park Center	Dulles South	33	400,000
Chantilly, VA
Woodland Park	Herndon	5	225,000
Herndon, VA
Patriot Ridge	Springfield	11	739,000
Springfield, VA

Subtotal		72	1,764,000

San Antonio:
8100 Potranco Road	San Antonio Northwest	9	125,000
San Antonio, TX
Northwest Crossroads	San Antonio Northwest	31	375,000
San Antonio, TX
Military Drive	San Antonio Northwest	41	752,000
San Antonio, TX

Subtotal		81	1,252,000

Land Location	Submarket	Acres	Estimated Developable Square Feet
St. Mary's & King George Counties
Dahlgren Technology Center	King George County	38	64,000
Dahlgren, MD
Expedition VII	St. Mary's County	6	45,000
Lexington Park, MD

Subtotal		44	109,000

Greater Baltimore:
Canton Crossing	Baltimore	10	773,000
Baltimore, MD
White Marsh	White Marsh	138	1,352,000
White Marsh, MD
North Gate Business Park	Harford County	39	567,000
Aberdeen, MD

Subtotal		187	2,692,000

Suburban Maryland
Thomas Johnson Drive	Frederick	6	170,000
Frederick, MD
Route 15 / Biggs Ford Road	Frederick	107	1,000,000
Frederick, MD
Rockville Corporate Center	Rockville	10	220,000
Rockville, MD
M Square Research Park	College Park	49	510,000
College Park, MD

Subtotal		172	1,900,000

Colorado Springs:
InterQuest	I-25 North Corridor	94	1,450,000
Colorado Springs, CO
9965 Federal Drive	I-25 North Corridor	4	30,000
Colorado Springs, CO
Patriot Park	Colorado Springs East	71	1,000,000
Colorado Springs, CO
Aerotech Commerce	Colorado Springs East	6	90,000
Colorado Springs, CO

Subtotal		175	2,570,000

Greater Philadelphia:
Arborcrest	Blue Bell	8	722,000

Blue Bell, PA
Other:
Redstone Gateway	Huntsville, AL	465	4,485,000
Huntsville, AL
Indian Head	Charles County, MD	217	967,000
Charles County, MD
Fort Ritchie	Fort Ritchie	591	—
Cascade, MD

Subtotal		1,273	5,452,000

Total Land Held and Under Preconstruction		2,330	20,598,000

        The following table provides certain information about our wholesale data center property as of December 31, 2011:

Property and Location	Year Built	Gross Building Area	Raised Floor Square Footage(1)	Initial Stabilization Critical Load (in MWs)(2)	Critical Load Upon Completion Leased at December 31, 2011	MW Operational
9651 Hornbaker Road	2010	233,000	100,000	18	17%	17%
Manassas, Virginia

(1)
Raised floor square footage is that portion of the gross building area in which tenants locate their computer servers. Raised floor area is considered to be the net rentable square footage.

(2)
Critical load is the power available for exclusive use of tenants in the property (expressed in terms of megawatts ("MWs")).

Lease Expirations

        The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2011, assuming that none of the tenants exercise renewal options. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 399,802 square feet executed but yet to commence as of December 31, 2011.

Year of Lease Expiration(1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases(2)	Percentage of Total Annualized Rental Revenue Expiring(2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2012	171	2,349,450	13.3%	$58,048	12.3%	$24.71
2013	118	2,021,184	11.4%	59,678	12.7%	29.53
2014	131	2,147,570	12.1%	57,535	12.2%	26.79
2015	116	2,688,720	15.2%	68,954	14.7%	25.65
2016	99	1,843,069	10.4%	46,445	9.9%	25.20
2017	60	1,338,885	7.6%	36,769	7.8%	27.46
2018	46	1,115,484	6.3%	29,522	6.3%	26.46
2019	27	886,856	5.0%	22,395	4.8%	25.25
2020	26	1,285,972	7.3%	32,410	6.9%	25.20
2021	22	662,096	3.7%	17,765	3.8%	26.83
2022	11	737,163	4.2%	20,911	4.4%	28.37
2023	2	52,899	0.3%	1,176	0.3%	22.24
2024	—	—	0.0%	—	0.0%	—
2025	4	555,370	3.1%	18,550	3.9%	33.40

Total/Weighted Average	833	17,684,718	100.0%	$470,158	100.0%	$26.59

        The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2011:

Year of Lease Expiration	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases(2)
					(in thousands)
2019	1	7,172	1	1.00	$2,057
2020	1	19,023	2	1.25	2,570

Total/Weighted Average	2	26,195	3	2.25	$4,627

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2011 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

Item 3.    Legal Proceedings

        We are not currently involved in any other material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "OFC." The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range
			Dividends Per Share
2010	Low	High
First Quarter	$32.69	$42.44	$0.3925
Second Quarter	$34.82	$43.61	$0.3925
Third Quarter	$35.04	$39.85	$0.4125
Fourth Quarter	$33.33	$38.96	$0.4125

	Price Range
			Dividends Per Share
2011	Low	High
First Quarter	$33.83	$36.90	$0.4125
Second Quarter	$30.63	$36.79	$0.4125
Third Quarter	$21.75	$32.07	$0.4125
Fourth Quarter	$19.35	$25.96	$0.4125

        The number of holders of record of our common shares was 640 as of December 31, 2011. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.

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

        We declared a first quarter 2012 common share dividend to shareholders of record on March 31, 2012 of $0.275 per share, a 33% decrease from the fourth quarter 2011 dividend of $0.4125 per share, and expect to continue to pay dividends at this reduced rate at least through the remainder of 2012.

Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended December 31, 2011, 17,433 of the Operating Partnership's common units were exchanged for 17,433 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

        The graph and the table set forth below assume $100 was invested on December 31, 2006 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts ("NAREIT"):

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Corporate Office Properties Trust	100.00	64.51	65.65	82.26	81.86	53.04
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10

Item 6.    Selected Financial Data

        The following table sets forth summary financial data as of and for each of the years ended December 31, 2007 through 2011. Since this information is only a summary, you should refer to our consolidated financial statements and notes thereto and the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)

	2011	2010	2009	2008	2007
Revenues
Revenues from real estate operations(1)	$472,496	$432,923	$394,541	$367,205	$333,838
Construction contract and other service revenues	84,345	104,675	343,087	188,385	41,225

Total revenues	556,841	537,598	737,628	555,590	375,063

Expenses
Property operating expenses(1)	186,833	169,325	145,973	129,736	112,266
Depreciation and amortization associated with real estate operations(1)	127,444	113,234	97,869	89,854	91,036
Construction contract and other service expenses	81,639	102,302	336,519	184,142	39,793
Impairment losses	127,765	—	—	—	—
General and administrative expenses	25,843	24,008	23,240	24,096	20,227
Business development expenses	3,195	4,197	3,699	1,233	1,477

Total operating expenses	552,719	413,066	607,300	429,061	264,799

Operating income	4,122	124,532	130,328	126,529	110,264
Interest expense(1)	(101,281)	(98,748)	(79,789)	(82,401)	(85,076)
Interest and other income	5,603	9,568	5,164	2,070	3,030
Loss on interest rate derivatives	(29,805)	—	—	—	—
(Loss) gain on early extinguishment of debt	(1,683)	—	—	8,101	—

(Loss) income from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	(123,044)	35,352	55,703	54,299	28,218
Equity in (loss) income of unconsolidated entities	(331)	1,376	(941)	(147)	(224)
Income tax benefit (expense)	10,679	(108)	(196)	(201)	(569)

(Loss) income from continuing operations	(112,696)	36,620	54,566	53,951	27,425
Discontinued operations(1)(2)	(14,343)	6,055	6,733	6,261	6,480

(Loss) income before gain on sales of real estate	(127,039)	42,675	61,299	60,212	33,905
Gain on sales of real estate, net of income taxes(1)(3)	2,721	2,829	—	1,104	2,037

Net (loss) income	(124,318)	45,504	61,299	61,316	35,942
Net loss (income) attributable to noncontrolling interests	6,643	(2,744)	(4,970)	(7,351)	(3,741)

Net (loss) income attributable to Corporate Office Properties Trust	(117,675)	42,760	56,329	53,965	32,201
Preferred share dividends	(16,102)	(16,102)	(16,102)	(16,102)	(16,068)

Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(133,777)	$26,658	$40,227	$37,863	$16,133

Basic earnings per common share(4)
(Loss) income from continuing operations	$(1.75)	$0.34	$0.59	$0.66	$0.22
Net (loss) income	$(1.94)	$0.43	$0.70	$0.77	$0.34
Diluted earnings per common share(4)
(Loss) income from continuing operations	$(1.75)	$0.34	$0.59	$0.65	$0.21
Net (loss) income	$(1.94)	$0.43	$0.70	$0.76	$0.33
Weighted average common shares outstanding—basic	69,382	59,611	55,930	48,132	46,527
Weighted average common shares outstanding—diluted	69,382	59,944	56,407	48,820	47,518

	2011	2010	2009	2008	2007
Balance Sheet Data (as of year end):
Investment in real estate	$3,352,975	$3,445,455	$3,029,900	$2,778,466	$2,604,836
Total assets	$3,867,524	$3,844,517	$3,380,022	$3,114,239	$2,932,364
Debt	$2,426,303	$2,323,681	$2,053,841	$1,856,751	$1,809,610
Total liabilities	$2,649,459	$2,521,379	$2,259,390	$2,031,816	$1,962,884
Total equity	$1,218,065	$1,323,138	$1,120,632	$1,082,423	$969,480
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$152,143	$156,436	$194,817	$180,892	$138,391
Investing activities	$(260,387)	$(479,167)	$(349,076)	$(290,822)	$(328,404)
Financing activities	$103,701	$324,571	$155,746	$92,067	$206,728
Numerator for diluted EPS	$(134,814)	$25,587	$39,217	$37,135	$15,616
Diluted funds from operations(5)	$56,320	$148,645	$152,626	$143,592	$121,371
Diluted funds from operations per share(5)	$0.76	$2.30	$2.46	$2.52	$2.17
Cash dividends declared per common share	$1.65	$1.61	$1.53	$1.425	$1.30
Property Data (as of year end):
Number of properties owned(1)(6)	238	256	253	240	230
Total rentable square feet owned(1)(6)	20,514	20,432	19,543	18,559	17,966

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders' equity.

(2)
Includes income derived from four operating real estate properties we sold in 2007, three operating real estate properties we sold in 2008, three operating real estate properties we sold in 2010, 23 operating real estate properties we sold in 2011 and 11 operating real estate properties classified as held for sale at December 31, 2011 (see Note 18 to our consolidated financial statements).

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

(6)
Amounts reported reflect only operating office properties.

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

        This section contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "could," "believe," "anticipate," "expect," "estimate," "plan" or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Future events and actual results may differ materially from those discussed in the forward-looking statements. Important factors that may affect these expectations, estimates and projections include, but are not limited to:

  •
  general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability and property values;

  •
  adverse changes in the real estate markets, including, among other things, increased competition with other companies;

  •
  governmental actions and initiatives, including risks associated with the impact of a government shutdown budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

  •
  our ability to sell properties included in our Strategic Reallocation Plan;

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

Overview

        We are an office real estate investment trust ("REIT") that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities.

        Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of: (1) property operating costs, such as real estate taxes, utilities and repairs and maintenance; (2) interest costs; and (3) depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants' ability to fulfill their lease obligations and their continuing space needs based on, among other things, employment levels, business confidence and competition and general economic conditions of the markets in which we operate.

        As described further in Item 1 to this Annual Report on Form 10-K in the section entitled, "Business and Growth Strategies," our strategy for operations and growth focuses on establishing and nurturing long-term relationships with quality tenants and accommodating their multi-locational needs, particularly tenants in the United States Government and defense information technology sectors. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. At December 31, 2011, 60.3% of our annualized rental revenue (as defined below) from office properties was from our 20 largest tenants, 39.0% from our four largest tenants, 22.2% from our largest tenant, the United States Government, and 59.9% from properties occupied primarily by tenants in the United States Government and defense information technology sectors.

        Our operations in recent years were adversely affected by the challenging economic conditions in the United States. Most of our regions experienced job losses to varying extents due in large part to these conditions, particularly in 2008 through 2010, prompting businesses to close, downsize their space requirements or cancel or delay expansion plans, which placed downward pressure on occupancy and rental rates. We did see some improvement in the leasing environment in 2011, although not as much as we were originally expecting. Tenants continued to be hesitant to make long-term leasing commitments given the uncertainty in the economy, and requests for lease renewals were often accompanied by a downsizing of space or reduction of rent, although to a lesser extent than in 2010. Our leasing activity in 2011 was further hindered by delays in the Federal budget approvals for the 2011 and 2012 fiscal years and uncertainty regarding the potential for future reductions in government spending targeting the United States Government and defense information technology sectors, both of which delayed new government and program contractor leasing. These factors, along with our placing into service of 286,000 newly constructed or redeveloped square feet that were unoccupied, contributed to a decrease in our office property occupancy from 87.6% at December 31, 2010 to 86.2% at December 31, 2011. Our occupancy of Same Office Properties also decreased from 90.1% at December 31, 2010 to 89.9% at December 31, 2011.

        We expect our leasing efforts in early 2012 to benefit from the passage in late December 2011 of the defense budget bill for the 2012 fiscal year, which we expect will result in much of our previously delayed government and program contractor leasing taking place. However, we also expect the tepid economic recovery and continuing uncertainty regarding future defense spending cuts to contribute to a challenging lease environment in 2012, and perhaps beyond. We believe that our customer and market strategies are competitive advantages in the current leasing environment because we expect the United States Government and defense information technology sectors to fuel economic growth in many of our regions. In 2011, Federal agencies completed their relocation to government installations at Fort George G. Meade (in the Baltimore/Washington Corridor), Aberdeen Proving Ground (in the Greater Baltimore region), Redstone Arsenal (in Huntsville, Alabama), Fort Belvoir (in Springfield, Virginia) and San Antonio primarily in connection with mandates by the Base Realignment and Closure Commission of the United States Congress ("BRAC"). In addition, the newly-formed United States Cyber Command is located at Fort George G. Meade. We expect program contractors supporting those agencies to locate near these installations. We expect that demand created by these government installations will, over the longer term, help stabilize the leasing markets in these regions and will provide future growth for us due to the installations' proximity to many of our properties. Although future defense spending cuts could reduce demand for new office space at our business parks, we do not believe that such spending decreases, were they to occur, would significantly affect existing defense information technology programs at the installations adjacent to our business parks. In addition, if military construction spending is cut, government demand to lease space in our business parks could possibly increase if the government decides to lease space instead of build it.

        Our investing activities in 2011 were highlighted by the implementation of our Strategic Reallocation Plan, under which we plan to dispose of office properties and land that are no longer closely aligned with our strategy. The properties included in the Strategic Reallocation Plan had an estimated fair value of approximately $562 million at December 31, 2011. We expect to complete the office property dispositions by the end of 2013 and use the proceeds to invest in properties that will serve customers in the United States Government, defense information technology and related data sectors, to repay borrowings and for general corporate purposes. We completed sales under the Strategic Reallocation Plan totaling $76.7 million in 2011. In 2011, we also:

  •
  placed into service an aggregate of 566,000 square feet in seven newly constructed office properties for United States Government and defense information technology tenants;

  •
  acquired a 138,000 square foot office property in Huntsville, Alabama on August 9, 2011 that was 100% leased for $33.4 million, which we financed primarily using borrowings from our Revolving Credit Facility.

        Our financing activities in 2011 were highlighted by our entry into a new Revolving Credit Facility effective September 1, 2011 with an aggregate lender commitment of $1.0 billion, with a right for us to further increase such commitment during the term to a maximum of $1.5 billion, subject to certain conditions. The facility matures on September 1, 2014, and may be extended by one year at our option, subject to certain conditions. In 2011, we also:

  •
  entered into the Term Loan Agreement on September 1, 2011, under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, subject to certain conditions. The Term Loan Agreement matures on September 1, 2015, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.20% of the total availability of the agreement;

  •
  repaid and extinguished our previously existing Revolving Credit Facility and Revolving Construction Facility and repaid two variable rate secured loans totaling $270.3 million upon our entry into the new Revolving Credit Facility and Term Loan Agreement on September 1, 2011;

  •
  repurchased on September 15, 2011 our 3.5% Exchangeable Senior Notes due 2026 at 100% of their principal amount of $162.5 million, using primarily borrowings from our Revolving Credit Facility, after the holders of the notes surrendered them for repurchase pursuant to the terms of the notes and the related indenture;

  •
  entered into new construction loan facilities with aggregate maximum availability totaling $100.4 million to fund construction costs; and

  •
  issued 4.6 million common shares in May 2011 at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriting discounts but before offering expenses. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

        Our net income attributable to common shareholders decreased $160.4 million from 2010 to 2011. This decrease was due in large part to impairment losses of $151.0 million recognized primarily on properties indentified for disposition under our Strategic Reallocation Plan and $29.8 million in losses recognized in connection with interest rate swaps that no longer qualified for hedge accounting since the originally forecasted borrowings associated with the swaps were no longer expected to occur.

        We evaluate the operating performance of our properties using net operating income ("NOI") from real estate operations, our segment performance measure, which is derived by subtracting property operating expenses from revenues from real estate operations (please refer to the section below entitled "Results of Operations" for additional information pertaining to this measure). Our NOI from real estate operations increased from 2010 to 2011 due primarily to NOI from newly constructed or newly acquired properties. However, this increase was offset by decreases of $4.5 million in NOI from properties that were owned and 100% operational in 2010 and 2011, excluding properties held for future disposition (properties that we refer to collectively as "Same Office Properties"), and $6.5 million from operating properties held for future disposition or included in discontinued operations.

        We discuss significant factors contributing to changes in our net income attributable to common shareholders and diluted earnings per share over the last three years in the section below entitled "Results of Operations." In addition, the section below entitled "Liquidity and Capital Resources" includes discussions of, among other things:

  •
  how we expect to generate cash for short and long-term capital needs;

  •
  our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition; and

  •
  our commitments and contingencies.

        We refer to the measure "annualized rental revenue" in various sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America ("GAAP") does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

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

Accounting for Interest Rate Derivatives

        We use interest rate derivatives to hedge the cash flows associated with interest rates on debt, including forecasted borrowings. When we designate a derivative as a cash flow hedge, we defer the effective portion of changes in its fair value to the accumulated other comprehensive income (loss) section of shareholders' equity and recognize the ineffective portion of changes in fair value of derivatives in earnings. If and when a derivative ceases to qualify as a cash flow hedge, we reclassify the associated accumulated other comprehensive income (loss) to net earnings (loss). Our accounting for derivatives requires that we make judgments in determining the nature of the derivatives and their effectiveness as hedges, including ones regarding the likelihood that a forecasted transaction will take place. Therefore, these judgments could materially affect our consolidated financial statements.

Concentration of Operations

Customer Concentration of Property Operations

        The following schedule lists our 20 largest tenants in our portfolio of office properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental Revenue of Office Properties for 20 Largest Tenants as of December 31,
Tenant	2011	2010	2009
United States of America	22.2%	21.6%	19.0%
Northrop Grumman Corporation(1)	6.9%	7.2%	7.8%
Booz Allen Hamilton, Inc.	5.1%	4.7%	5.0%
Computer Sciences Corporation(1)	4.8%	4.1%	2.9%
The MITRE Corporation	1.8%	1.8%	N/A
ITT Corporation(1)	1.7%	1.8%	1.7%
Wells Fargo & Company(1)	1.7%	1.6%	1.8%
The Aerospace Corporation(1)	1.7%	1.7%	1.8%
L-3 Communications Holdings, Inc.(1)	1.6%	1.6%	1.8%
CareFirst, Inc.	1.6%	1.7%	1.6%
General Dynamics Corporation(1)	1.5%	1.0%	1.9%
Kratos Defense & Security Solution, Inc.(1)	1.4%	1.4%	1.4%
The Boeing Company(1)	1.3%	1.3%	1.1%
Comcast Corporation(1)	1.2%	1.3%	1.4%
AT&T Corporation(1)	1.2%	1.2%	1.3%
Ciena Corporation	1.1%	1.0%	1.0%
Raytheon Company(1)	1.0%	N/A	N/A
Science Applications International Corporation(1)	0.9%	N/A	N/A
Unisys Corporation	0.8%	0.9%	1.1%
The Johns Hopkins Institutions(1)	0.8%	0.8%	0.8%
Merck & Co., Inc.(1)	N/A	0.6%	0.6%
First Mariner Bank(1)	N/A	0.6%	N/A
BAE Systems PLC(1)	N/A	N/A	0.7%
Lockheed Martin Corporation	N/A	N/A	0.6%

Subtotal of 20 largest tenants	60.3%	57.9%	55.3%
All remaining tenants	39.7%	42.1%	44.7%

Total	100.0%	100.0%	100.0%

(1)
Includes affiliated organizations and agencies and predecessor companies.

The United States Government increased in large part due to it taking occupancy of a significant portion of our newly-constructed square feet placed in service.

        Our properties occupied primarily by tenants in the United States Government and defense information technology sectors accounted for 59.9% of our annualized rental revenue from office properties at December 31, 2011, an increase from 58.5% at December 31, 2010 and 53.8% at December 31, 2009. The increase is due primarily to newly-constructed properties placed into service and acquisitions of operating properties, although the disposition of properties under the Strategic Reallocation Plan also contributed to the increase in 2011. We believe that we are well positioned for future growth in the concentration of our revenue derived from customers in these sectors, as discussed further in the section in Item 1 to this Annual Report on Form 10-K entitled "Business and Growth Strategies." We generally classify the revenue from our leases into sector groupings based solely on our knowledge of the tenants' operations in leased space. We do not use independent sources such as Standard Industrial Classification codes for classifying our revenue into industry groupings and if we did, the resulting groupings would be materially different.

Geographic Concentration of Property Operations

        The table below sets forth the regional allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental Revenue of Office Properties as of December 31,			Number of Office Properties as of December 31,
Region	2011	2010	2009	2011	2010	2009
Baltimore/Washington Corridor	45.6%	44.1%	45.5%	111	112	110
Northern Virginia	16.0%	16.4%	17.4%	17	17	15
San Antonio	5.8%	5.7%	3.5%	9	8	6
Washington, DC—Capitol Riverfront	3.0%	3.4%	N/A	2	2	N/A
St. Mary's and King George Counties	3.4%	2.9%	3.3%	19	18	18
Greater Baltimore	12.6%	14.9%	15.5%	46	66	64
Suburban Maryland	4.1%	3.9%	4.7%	8	8	8
Colorado Springs	5.1%	5.2%	5.9%	21	21	21
Greater Philadelphia	1.7%	1.5%	1.6%	2	2	3
Other	2.7%	2.0%	2.6%	3	2	8

	100.0%	100.0%	100.0%	238	256	253

The most significant changes in our regional allocations set forth above was due to newly-constructed properties placed into service and acquisitions of operating office properties, although the disposition of properties under our Strategic Reallocation Plan contributed to much of the decrease in the Greater Baltimore region in 2011.

Occupancy and Leasing

Office Properties

        The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2011	2010	2009
Occupancy rates at year end
Total	86.2%	87.6%	90.0%
Baltimore/Washington Corridor	87.9%	88.1%	90.2%
Northern Virginia	84.8%	91.9%	96.6%
San Antonio	90.7%	100.0%	100.0%
Washington, DC—Capitol Riverfront	89.6%	98.5%	N/A
St. Mary's and King George Counties	87.3%	86.8%	97.8%
Greater Baltimore	84.5%	85.0%	80.3%
Suburban Maryland	79.6%	76.5%	89.6%
Colorado Springs	74.9%	76.2%	85.8%
Greater Philadelphia	99.7%	100.0%	100.0%
Other	100.0%	100.0%	99.6%

Average contractual annual rental rate per square foot at year end(1)	$26.59	$25.58	$24.60

(1)
Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2010	20,432	17,899
Square feet vacated upon lease expiration(1)	—	(932)
Square feet retenanted after lease expiration(2)	—	802
Square feet constructed or redeveloped	801	515
Acquisition	138	138
Dispositions	(894)	(739)
Other changes	37	2

December 31, 2011	20,514	17,685

(1)
Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)
Excludes retenanting of vacant square feet acquired or developed.

Please refer to the section above entitled "Overview" for discussion regarding our leasing activity in 2011 and our expectations regarding the future outlook. Most of the decrease in occupancy rates reflected above for our Northern Virginia and San Antonio regions was attributable to newly constructed or redeveloped square feet placed in service that were unoccupied.

        We were successful in completing 3.8 million square feet of leasing in 2011, including 811,000 of construction, redevelopment and other first generation (never before occupied) space, and the renewal of 74.8% of the square footage of our lease expirations (including the effect of early renewals) for the year ended December 31, 2011. For leasing of second generation (previously occupied) space completed in 2011, annualized rents decreased on average by approximately 3.2% and revenue under

GAAP increased on average by approximately 5.2% relative to the leases previously in place for the space; these leases had a weighted average lease term of approximately 4.4 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $11.85 per square foot.

        At December 31, 2011, we had 789,000 square feet under construction that was 23% leased. We are constructing this space in anticipation of demand from the United States Government and defense information technology sectors. We believe that we need to commence construction on properties that are not pre-leased to a certain extent to enable us to meet demand from these sectors in a short timeframe. However, we expect that we will be less likely to commence construction on projects prior to more definitive leasing prospects being in place in 2012 than we have been historically.

        We believe that our continuing exposure to the challenging leasing environment is mitigated to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations. Our weighted average lease term for office properties at December 31, 2011 was approximately five years. The table below sets forth as of December 31, 2011 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Year of Lease Expiration of Annualized Rental Revenue of Office Properties
	2012	2013	2014	2015	2016	Thereafter	Total
Baltimore/Washington Corridor	6.4%	8.6%	5.1%	6.9%	5.4%	13.2%	45.6%
Northern Virginia	2.2%	0.8%	3.0%	4.2%	0.6%	5.0%	16.0%
San Antonio	0.3%	0.0%	0.0%	0.0%	0.0%	5.5%	5.8%
Washington, DC—Capitol Riverfront	0.1%	1.2%	0.7%	0.3%	0.4%	0.4%	3.0%
St. Mary's and King George Counties	1.4%	0.5%	0.4%	0.3%	0.3%	0.6%	3.4%
Greater Baltimore	1.5%	0.7%	1.0%	1.3%	2.1%	6.0%	12.6%
Suburban Maryland	0.1%	0.3%	0.5%	0.6%	0.5%	2.0%	4.1%
Colorado Springs	0.3%	0.6%	0.8%	0.4%	0.6%	2.4%	5.1%
Greater Philadelphia	0.0%	0.0%	0.0%	0.6%	0.0%	1.1%	1.7%
Other	0.0%	0.0%	0.8%	0.0%	0.0%	1.9%	2.7%

Total	12.3%	12.7%	12.2%	14.7%	9.9%	38.2%	100.0%

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

Wholesale Data Center Property

        Our shell-complete wholesale data center property, which upon completion and stabilization is expected to have a critical load of 18 megawatts, had three megawatts in operation at December 31, 2011 and 2010 that was leased to tenants with further expansion rights of up to a combined five megawatts. We did not complete any leases on this property in 2011.

Results of Operations

        As discussed above, we evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure which is derived by subtracting property operating expenses from revenues from real estate operations. We view our NOI from real estate operations as being comprised of the following primary categories:

  •
  operating properties owned and 100% operational throughout the two years being compared, excluding operating properties held for future disposition. We define these as changes from "Same Office Properties." For further discussion of the concept of "operational," you should refer to the section of Note 2 of the consolidated financial statements entitled "Properties;"

  •
  operating properties acquired during the two years being compared;

  •
  constructed properties placed into service that were not 100% operational throughout the two years being compared;

  •
  operating properties held for future disposition that are included in continuing operations, which includes properties included in the Strategic Reallocation Plan not included in discontinued operations; and

  •
  operating properties included in discontinued operations.

You may refer to Note 18 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

        In addition to owning real estate properties, we provide construction management and other services. The primary manner in which we evaluate the operating performance of our construction contract and other services is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities. The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee. The operating margins from these activities are small relative to the revenue. We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

        We believe that operating income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure for both NOI from real estate operations and NOI from service operations. Since both of these measures exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures.

        The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
NOI from real estate operations	$299,816	$281,965	$292,315
NOI from service operations	2,706	2,373	6,568
NOI from discontinued operations	(14,153)	(18,367)	(43,747)
Depreciation and amortization associated with real estate operations	(127,444)	(113,234)	(97,869)
Impairment losses	(127,765)	—	—
General and administrative expense	(25,843)	(24,008)	(23,240)
Business development expenses	(3,195)	(4,197)	(3,699)

Operating income	$4,122	$124,532	$130,328

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$472,496	$432,923	$39,573
Construction contract and other service revenues	84,345	104,675	(20,330)

Total revenues	556,841	537,598	19,243

Expenses
Property operating expenses	186,833	169,325	17,508
Depreciation and amortization associated with real estate operations	127,444	113,234	14,210
Construction contract and other service expenses	81,639	102,302	(20,663)
Impairment losses	127,765	—	127,765
General and administrative expense	25,843	24,008	1,835
Business development expenses	3,195	4,197	(1,002)

Total operating expenses	552,719	413,066	139,653

Operating income	4,122	124,532	(120,410)
Interest expense	(101,281)	(98,748)	(2,533)
Interest and other income	5,603	9,568	(3,965)
Loss on interest rate derivatives	(29,805)	—	(29,805)
Loss on early extinguishment of debt	(1,683)	—	(1,683)
Equity in (loss) income of unconsolidated entities	(331)	1,376	(1,707)
Income tax benefit (expense)	10,679	(108)	10,787

(Loss) income from continuing operations	(112,696)	36,620	(149,316)
Discontinued operations	(14,343)	6,055	(20,398)
Gain (loss) on sales of real estate, net of income taxes	2,721	2,829	(108)

Net (loss) income	(124,318)	45,504	(169,822)
Net loss (income) attributable to noncontrolling interests	6,643	(2,744)	9,387
Preferred share dividends	(16,102)	(16,102)	—

Net (loss) income attributable to COPT common shareholders	$(133,777)	$26,658	$(160,435)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Revenues
Same Office Properties	$370,473	$370,727	$(254)
Constructed properties placed in service	31,895	11,100	20,795
Acquired properties	30,348	8,377	21,971
Operating properties held for future disposition	38,399	40,276	(1,877)
Discontinued operations	23,336	28,805	(5,469)
Other	1,381	2,443	(1,062)

	495,832	461,728	34,104

Property operating expenses
Same Office Properties	144,077	139,873	4,204
Constructed properties placed in service	7,475	2,831	4,644
Acquired properties	12,891	3,494	9,397
Operating properties held for future disposition	15,069	14,656	413
Discontinued operations	9,183	10,438	(1,255)
Other	7,321	8,471	(1,150)

	196,016	179,763	16,253

NOI from real estate operations
Same Office Properties	226,396	230,854	(4,458)
Constructed properties placed in service	24,420	8,269	16,151
Acquired properties	17,457	4,883	12,574
Operating properties held for future disposition	23,330	25,620	(2,290)
Discontinued operations	14,153	18,367	(4,214)
Other	(5,940)	(6,028)	88

	$299,816	$281,965	$17,851

        As the table above indicates, our increase in NOI from real estate operations was attributable to the additions of properties through construction and acquisition activities.

        With regard to changes in NOI from real estate operations attributable to Same Office Properties:

  •
  the decrease in revenues included the following:

  •
  a $1.9 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two years (average occupancy rate of Same Office Properties decreased from 91.0% in 2010 to 89.9% in 2011); and

  •
  a $1.5 million decrease in net revenue from the early termination of leases; offset in part by

  •
  a $3.1 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below.

  •
  the increase in property operating expenses included the following:

  •
  a $1.7 million increase in costs for asset and property management labor, much of which was due to an increase in the size of our employee base supporting certain properties;

  •
  a $1.7 million increase in interior and other repairs and maintenance;

    •
    a $1.5 million increase in heating and air conditioning repairs and maintenance that was predominantly attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio; and

    •
    a $1.0 million increase in cleaning services and related supplies due in large part to increased contract rates and increased space usage of leased space at certain properties; offset in part by

    •
    a $3.5 million decrease in snow removal expenses due primarily to record snowfall in Maryland and Northern Virginia in the prior year.

NOI from Service Operations

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Construction contract and other service revenues	$84,345	$104,675	$(20,330)
Construction contract and other service expenses	81,639	102,302	(20,663)

NOI from service operations	$2,706	$2,373	$333

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

General and Administrative Expenses

        During 2011, certain of our executives voluntarily cancelled performance share units ("PSUs") that were originally granted to such executives in 2010. We recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations, most of which was included in general and administrative expenses. We will have no further compensation charges in the future in connection with the cancelled PSUs.

Impairment Losses

        We recognized the impairment losses described below in 2011:

  •
  in connection primarily with the Strategic Reallocation Plan, we determined that the carrying amounts of certain properties identified for disposition (the "Impaired Properties") will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate non-cash impairment losses in 2011 of $122.5 million (including $23.3 million classified as discontinued operations and excluding $8.7 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values;

  •
  on February 15 and 17, 2011, the United States Army (the "Army") provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at our property in Cascade, Maryland that was formerly an Army base known as Fort Ritchie ("Fort Ritchie"). Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property. We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property, and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property. We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property. After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in March 2011 for the amount by which the carrying value of the property exceeded its estimated fair value; and

  •
  $803,000 on goodwill associated with operating properties.

        The table below sets forth the impairment losses recognized in 2011 by period of recognition and by property classification:

	Three Months Ended
	3/31/2011	6/30/2011	12/31/2011	Total
	(in thousands)
Non-operating properties	$27,742	$13,574	$39,193	$80,509
Operating properties	—	31,031	39,481	70,512

Total	$27,742	$44,605	$78,674	$151,021

The timely disposition of assets that no longer meet our strategic objectives is a key component of our strategy. Our identification of additional properties for disposition in future periods could result in our recognition of additional impairment losses in such periods.

Interest Expense

        The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Interest on mortgage and other secured loans	$75,760	$82,635	$(6,875)
Interest on Exchangeable Senior Notes	20,267	19,348	919
Interest on Revolving Credit Facility	10,158	5,923	4,235
Interest expense recognized on interest rate swaps	4,600	3,689	911
Amortization of deferred financing costs	6,596	5,871	725
Other interest	4,320	1,186	3,134
Interest expense reclassified to discontinued operations	(3,020)	(3,380)	360
Capitalized interest	(17,400)	(16,524)	(876)

Total	$101,281	$98,748	$2,533

The increase in interest expense included the effect of a $181.4 million increase in our average outstanding debt resulting primarily from our financing of acquisition and construction activities. The table above reflects the effects of our repayments of secured debt and our maintaining a higher weighted average borrowing level on the Revolving Credit Facility in 2011.

Loss on Interest Rate Swaps

        On April 5, 2011, we entered into two forward starting LIBOR swaps for an aggregate notional amount of $175 million designated as cash flow hedges of interest payments on ten-year, fixed-rate borrowings forecasted to occur between August 2011 and April 2012. After meeting with our Board of Trustees on December 21, 2011, we determined that we would pursue other financing options and concluded that the originally forecasted borrowings were expected not to occur. Accordingly, the swaps no longer qualified for hedge accounting. On December 22, 2011, we entered into two reverse forward starting LIBOR swaps for an aggregate notional amount of $175 million in order to remove the majority of the variability in the termination value of the forward starting swaps entered into on April 5, 2011. We recognized an aggregate loss of $29.8 million on these interest rate swaps in December 2011, most of which was reclassified from accumulated other comprehensive losses at the time the swaps entered into on April 5, 2011 no longer qualified for hedge accounting. On January 5, 2012, we cash settled all of the forward starting swaps entered into on April 5, 2011 and December 22, 2011 for an aggregate of $29.7 million using borrowings from our Revolving Credit Facility.

Interest and Other Income

        The decrease in interest and other income was due primarily to a decrease in gain recognized on our investment in common stock of The KEYW Holding Corporation ("KEYW"), an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We used the equity method of accounting for our investment in KEYW common stock until the resignation of our Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW's common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings. Most of the decrease in gain was attributable to additional equity issued by KEYW in connection with its initial public offering of common stock in 2010; no similar event occurred in 2011.

Income Tax (Benefit) Expense

        The income tax benefit in 2011 was due primarily to an $8.7 million benefit on impairment losses recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan; we recognized $4.6 million of this benefit in the three months ended June 30, 2011 and $4.1 million in the three months ended December 31, 2011

Discontinued Operations

        The decrease in discontinued operations was due primarily to $23.3 million in impairment losses recognized in connection with the Strategic Reallocation Plan described above.

Net Loss (Income) Attributable to Noncontrolling Interests

        Interests in our Operating Partnership are in the form of preferred and common units. The line entitled net loss (income) attributable to noncontrolling interests includes primarily loss or income allocated to preferred and common units not owned by us. Income is allocated to noncontrolling preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled. Income is allocated to noncontrolling common unitholders based on income earned by the Operating Partnership, after allocation to preferred unitholders, multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

        The net loss (income) attributable to noncontrolling interests changed due primarily to the decrease in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

	For the Years Ended December 31,
	2010	2009	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$432,923	$394,541	$38,382
Construction contract and other service revenues	104,675	343,087	(238,412)

Total revenues	537,598	737,628	(200,030)

Expenses
Property operating expenses	169,325	145,973	23,352
Depreciation and amortization associated with real estate operations	113,234	97,869	15,365
Construction contract and other service expenses	102,302	336,519	(234,217)
General and administrative expense	24,008	23,240	768
Business development expenses	4,197	3,699	498

Total operating expenses	413,066	607,300	(194,234)

Operating income	124,532	130,328	(5,796)
Interest expense	(98,748)	(79,789)	(18,959)
Interest and other income	9,568	5,164	4,404
Equity in income (loss) of unconsolidated entities	1,376	(941)	2,317
Income tax expense	(108)	(196)	88

Income from continuing operations	36,620	54,566	(17,946)
Discontinued operations	6,055	6,733	(678)
Gain on sales of real estate, net of income taxes	2,829	—	2,829

Net income	45,504	61,299	(15,795)
Net income attributable to noncontrolling interests	(2,744)	(4,970)	2,226
Preferred share dividends	(16,102)	(16,102)	—

Net income attributable to COPT common shareholders	$26,658	$40,227	$(13,569)

NOI from Continuing Real Estate Operations

	For the Years Ended December 31,
	2010	2009	Variance
	(in thousands)
Revenues
Same Office Properties	$337,844	$337,251	$593
Acquired properties	28,324	3,333	24,991
Constructed properties placed in service	24,361	6,467	17,894
Operating properties held for future disposition	40,276	39,869	407
Discontinued operations	28,805	32,314	(3,509)
Other	2,118	7,621	(5,503)

	461,728	426,855	34,873

Property operating expenses
Same Office Properties	126,739	120,534	6,205
Acquired properties	11,465	932	10,533
Constructed properties placed in service	8,177	2,810	5,367
Operating properties held for future disposition	14,656	13,888	768
Discontinued operations	10,438	11,433	(995)
Other	8,288	7,809	479

	179,763	157,406	22,357

NOI from continuing real estate operations
Same Office Properties	211,105	216,717	(5,612)
Acquired properties	16,859	2,401	14,458
Constructed properties placed in service	16,184	3,657	12,527
Operating properties held for future disposition	25,620	25,981	(361)
Discontinued operations	18,367	20,881	(2,514)
Other	(6,170)	(188)	(5,982)

	$281,965	$269,449	$12,516

        As the table above indicates, most of our increase in NOI from continuing real estate operations was attributable to the additions of properties through acquisition and construction activities. In addition, the lines in the table above entitled "Other" include the effects of vacancies in three properties expected to be redeveloped, including approximately 300,000 square feet at two properties in Greater Philadelphia; we experienced a $5.4 million decrease in NOI from continuing real estate operations attributable to these properties.

        With regard to changes in NOI from continuing real estate operations attributable to Same Office Properties:

  •
  the change in revenues included the following:

  •
  a $7.7 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below; offset by

  •
  a $5.2 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two years (the average occupancy rate of Same Office Properties decreased from 94.0% in 2009 to 92.3% in 2010); and

  •
  a $1.9 million decrease in net revenue from the early termination of leases, most of which was due to the early termination of one lease at a property in Northern Virginia in 2009.

  •
  the increase in property operating expenses included the following:

  •
  a $2.7 million increase in snow removal costs due primarily to record snowfall in Maryland and Northern Virginia in 2010;

  •
  a $1.5 million increase in heating and air conditioning repairs and maintenance, a significant portion of which was attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio; and

  •
  a $1.0 million increase in costs for asset and property management labor, much of which was due to an increase in the size of our employee base supporting certain properties.

NOI from Service Operations

	For the Years Ended December 31,
	2010	2009	Variance
	(in thousands)
Construction contract and other service revenues	$104,675	$343,087	$(238,412)
Construction contract and other service expenses	102,302	336,519	(234,217)

NOI from service operations	$2,373	$6,568	$(4,195)

        NOI from service operations decreased due primarily to a lower volume of construction activity in connection with one large construction contract that was winding down.

Depreciation and Amortization Associated with Real Estate Operations

        Depreciation and amortization expense associated with real estate included in continuing operations increased due primarily to expense attributable to properties added into operations through acquisition and construction activities.

Interest Expense

        The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2010	2009	Variance
	(in thousands)
Interest on mortgage and other secured loans	$82,635	$70,624	$12,011
Interest on Exchangeable Senior Notes	19,348	9,207	10,141
Interest on Revolving Credit Facility	5,923	6,272	(349)
Interest expense recognized on interest rate swaps	3,689	6,941	(3,252)
Amortization of deferred financing costs	5,871	4,215	1,656
Other interest	1,186	622	564
Interest expense reclassified to discontinued operations	(3,380)	(2,631)	(749)
Capitalized interest	(16,524)	(15,461)	(1,063)

Total	$98,748	$79,789	$18,959

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

Interest and Other Income

        Interest and other income increased due primarily to:

  •
  a $6.0 million increase in gains recognized in connection with our investment in KEYW primarily in connection with its initial public offering of common stock in 2010. This gain was partially offset by

  •
  a $2.2 million decrease in interest income in connection with a mortgage loan receivable that was outstanding from August 2008 until October 2009.

Gain on Sales of Real Estate, Net of Income Taxes

        The increase in gain on sales of real estate was attributable to the sale of a land parcel in Central New Jersey in 2010.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests decreased due primarily to a decrease in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio

        Adjusted EBITDA is net (loss) income adjusted for the effects of interest expense, depreciation and amortization, impairment losses, loss on interest rate swaps and income taxes. We believe that Adjusted EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

        We use Adjusted EBITDA to calculate Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio. We calculate Adjusted EBITDA interest coverage by dividing Adjusted EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized). We calculate Adjusted EBITDA fixed charge coverage ratio by dividing Adjusted EBITDA by the sum of: (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized); (2) dividends on preferred shares; and (3) distributions on preferred units in the Operating Partnership not owned by us.

        The tables below set forth the computation of our Adjusted EBITDA interest and fixed charge coverage ratios and reconciliations of Adjusted EBITDA to net income reported on our consolidated statements of operations:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net (loss) income	$(124,318)	$45,504	$61,299
Interest expense(1)	104,301	102,128	82,420
Income tax expense(2)	(10,679)	119	196
Depreciation and amortization(1)	136,594	125,819	111,811
Impairment losses(1)	151,021	—	—
Loss on interest rate swaps	29,805	—	—

Adjusted EBITDA	$286,724	$273,570	$255,726

Interest expense(1)	$104,301	$102,128	$82,420
Less: Amortization of deferred financing costs	(6,596)	(5,871)	(4,214)
Less: Amortization of net debt discounts and premiums, net of amounts capitalized	(4,680)	(4,974)	(2,847)

Denominator for Adjusted EBITDA interest coverage ratio	$93,025	$91,283	$75,359
Preferred share dividends	16,102	16,102	16,102
Preferred distributions	660	660	660

Denominator for Adjusted EBITDA fixed charge coverage ratio	$109,787	$108,045	$92,121

Adjusted EBITDA interest coverage ratio	3.08x	3.00x	3.39x
Adjusted EBITDA fixed charge coverage ratio	2.61x	2.53x	2.78x

(1)
Includes amounts included in continuing operations and discontinued operations.

(2)
Includes income taxes on continuing operations and gains on sales of real estate.

Funds From Operations

        Funds from operations ("FFO") is defined as net income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, plus real estate-related depreciation and amortization. We believe that we use the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs. We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods. In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs. We believe that net income is the most directly comparable GAAP measure to FFO.

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

        Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs, gain or loss on early extinguishment of debt, loss on interest rate swaps and other impairment losses, net of associated income tax. We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure. This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

        We use a measure called diluted FFO payout ratio, adjusted for comparability as a supplemental measure of our ability to make distributions to investors. This measure is defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in the Operating Partnership and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by (2) Diluted FFO, adjusted for comparability.

        The tables appearing below and on the following page set forth the computation of the above stated measures for the years ended December 31, 2007 through 2011 and provide reconciliations to the GAAP measures associated with such measures:

	For the Years Ended December 31, (Dollars and shares in thousands, except per share data)
	2011	2010	2009	2008	2007
Net (loss) income	$(124,318)	$45,504	$61,299	$61,316	$35,942
Add: Real estate-related depreciation and amortization	134,131	123,243	109,386	102,772	106,260
Add: Depreciation and amortization on unconsolidated real estate entities	492	631	640	648	666
Add: Impairment losses on previously depreciated operating properties	70,512	—	—	—	—
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(4,811)	(1,077)	—	(2,630)	(3,827)

FFO	76,006	168,301	171,325	162,106	139,041
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: Noncontrolling interests-other consolidated entities	(1,038)	32	185	(172)	122
Less: Preferred share dividends	(16,102)	(16,102)	(16,102)	(16,102)	(16,068)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(849)	(1,402)	(493)	(270)	(188)
Basic and Diluted FFO allocable to restricted shares	(1,037)	(1,524)	(1,629)	(1,310)	(876)

Basic and Diluted FFO	$56,320	$148,645	$152,626	$143,592	$121,371
Operating property acquisition costs	156	3,424	1,967	—	—
Other impairment losses	80,509	—	—	—	—
Income tax benefit from other impairment losses	(8,744)	—	—	—	—
Loss (gain) on early extinguishment of debt, net	2,023	—	—	(8,026)	—
Loss on interest rate derivatives	29,805	—	—	—	—

Diluted FFO, as adjusted for comparability	$160,069	$152,069	$154,593	$135,566	$121,371

Weighted average common shares	69,382	59,611	55,930	48,132	46,527
Conversion of weighted average common units	4,355	4,608	5,717	8,107	8,296

Weighted average common shares/units—Basic FFO	73,737	64,219	61,647	56,239	54,823
Dilutive effect of share-based compensation awards	111	333	477	688	991

Weighted average common shares/units—Diluted FFO	73,848	64,552	62,124	56,927	55,814

Diluted FFO per share	$0.76	$2.30	$2.46	$2.52	$2.17

Diluted FFO per share, as adjusted for comparability	$2.17	$2.36	$2.49	$2.38	$2.17

	For the Years Ended December 31, (Dollars and shares in thousands, except per share data)
	2011	2010	2009	2008	2007
Numerator for diluted EPS	$(134,814)	$25,587	$39,217	$37,135	$15,616
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	(8,341)	2,116	4,495	6,519	3,203
Add: Real estate-related depreciation and amortization	134,131	123,243	109,386	102,772	106,260
Add: Depreciation and amortization of unconsolidated real estate entities	492	631	640	648	666
Add: Impairment losses on previously depreciated operating properties	70,512	—	—	—	—
Add: Numerator for diluted EPS allocable to restricted shares	1,037	1,071	1,010	728	517
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(849)	(1,402)	(493)	(270)	(188)
Less: Basic and diluted FFO allocable to restricted shares	(1,037)	(1,524)	(1,629)	(1,310)	(876)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(4,811)	(1,077)	—	(2,630)	(3,827)

Basic and Diluted FFO	$56,320	$148,645	$152,626	$143,592	$121,371
Operating property acquisition costs	156	3,424	1,967	—	—
Other impairment losses	80,509	—	—	—	—
Income tax benefit from other impairment losses	(8,744)	—	—	—	—
Loss (gain) on early extinguishment of debt, net	2,023	—	—	(8,026)	—
Loss on interest rate derivatives	29,805	—	—	—	—

Diluted FFO, as adjusted for comparability	$160,069	$152,069	$154,593	$135,566	$121,371

Denominator for diluted EPS	69,382	59,944	56,407	48,820	47,518
Weighted average common units	4,355	4,608	5,717	8,107	8,296
Anti-dilutive EPS effect of share-based compensation awards	111	—	—	—	—

Denominator for diluted FFO per share measures	73,848	64,552	62,124	56,927	55,814

Dividends on common shares	116,717	98,510	87,596	70,836	61,331
Common unit distributions	7,173	7,266	7,962	11,510	10,682

Numerator for diluted FFO payout ratio, adjusted for comparability	123,890	105,776	95,558	82,346	72,013

Diluted FFO payout ratio, as adjusted for comparability	77.4%	69.6%	61.8%	60.7%	59.3%

Property Additions

        The table below sets forth the major components of our additions to properties for 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Construction, development and redevelopment(1)	$240,360	$303,586	$(63,226)
Acquisitions of operating properties(2)	26,887	187,052	(160,165)
Tenant improvements on operating properties(3)	47,147	23,781	23,366
Capital improvements on operating properties	16,572	10,991	5,581

	$330,966	$525,410	$(194,444)

(1)
The decrease from 2010 to 2011 was attributable in large part to a slowing in the pace of new construction projects started. We expect to complete all projects already under construction or redevelopment in 2012 and 2013. We also have a significant pipeline of land, much of which we expect to use for the construction of new projects in the future, although the volume and pace of such new projects occurring will be dependent in large part on the leasing environment. We expect to be less likely to commence construction on projects prior to definitive leasing prospects being in place in 2012 than we have been historically.

(2)
The decrease from 2010 to 2011 was attributable to our placing less of a priority on acquisitions relative to construction and development in what we found to be a very competitive acquisition market for the types of properties we target. We expect to place more emphasis on new construction and development than on acquisitions in 2012, at least until we have successfully completed more dispositions under our Strategic Reallocation Plan. Our level of future acquisitions will be dependent largely on our ability to identify strategic acquisition opportunities that meet our return criteria and our having sufficient capital available to complete such acquisitions.

(3)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment. The increase from 2010 to 2011 was attributable to an increase in the volume of work completed, representing much of the costs for the leasing executed in 2011 as well as a significant portion of the costs for leasing executed in 2010.

Cash Flows

        Our net cash flow provided by operating activities decreased $4.3 million from 2010 to 2011 due primarily to: (1) $17.3 million in previously accreted interest paid in connection with our repurchase of the 3.5% Exchangeable Senior Notes; offset in part by (2) an increase in cash flow received from real estate operations attributable to newly constructed and newly acquired properties.

        Our net cash flow used in investing activities decreased $218.8 million from 2010 to 2011 due primarily to:

  •
  a decrease of $113.4 million for acquisitions of operating properties. Our 2011 activity included our acquisition of a 138,000 square foot property in Huntsville, Alabama. Our 2010 activity included our acquisitions of three operating office properties totaling 514,000 square feet in Northern Virginia and Washington, DC and the operational portion of our wholesale data center; and

  •
  a decrease of $70.4 million for construction development and redevelopment projects. These cash flows included costs on projects completed, in progress or under pre-construction during the periods, as well as costs to acquire non-operational properties. Much of this decrease was attributable to a slowing in the pace of new construction projects started in 2011 relative to 2010 and the cost of acquiring the nonoperational portion of our wholesale data center in 2010; offset by

  •
  an increase of $52.1 million from sales of properties. Property sales in 2011 included the disposition of 23 office properties under the Strategic Reallocation Plan. Property sales in 2010 included the disposition of two office properties in New Jersey and an adjacent land parcel.

        Our cash flow provided by financing activities decreased $220.9 million from 2010 to 2011 due primarily to:

  •
  a $711.2 million increase in debt repayments. Our 2011 debt repayments included primarily: (1) $655.0 million to pay off our prior Revolving Credit Facility and $270.3 in debt secured by operating properties using proceeds from our new Revolving Credit Facility and Term Loan Agreement; (2) $333.0 million to pay down our Revolving Credit Facility using primarily proceeds from our common share offering, other debt borrowings and proceeds from property sales; and (3) $162.5 million to repurchase our 3.5% Exchangeable Senior Notes; and

  •
  a $102.4 million decrease in proceeds from the issuance of common shares. The 2011 proceeds were primarily from our issuance of 4.6 million shares at a public offering price of $33.00 per share. The 2010 proceeds were primarily from our issuance of 7.5 million shares at a public offering price of $34.25. We used the proceeds from these offerings primarily to pay down our Revolving Credit Facility; offset in part by

  •
  a $613.3 million increase in proceeds from debt. Our 2011 proceeds included primarily: (1) $936.0 million upon origination of our new Revolving Credit Facility and Term Loan Agreement; and (2) $640.0 million in draws under our Revolving Credit Facility. Our 2010 proceeds included primarily: (1) $663.0 million in draws under our Revolving Credit Facility; and (2) $240.0 from our 4.25% Exchangeable Senior Notes, excluding associated costs, the proceeds of which were used to pay down our Revolving Credit Facility. The proceeds from our draws under the Revolving Credit Facility were used primarily to fund construction project costs, debt repayments and property acquisitions.

Liquidity and Capital Resources

        Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions. We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and improvements to existing properties. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales. However, we do expect to generate significant cash by selling properties in 2012 and 2013.

        We have historically relied on fixed-rate, non-recourse mortgage loans from banks and institutional lenders for long-term financing and to restore availability on our Revolving Credit Facility. In recent years, we have relied more on fixed-rate, unsecured bank loans and publicly issued, convertible unsecured debt for long-term financing. We also periodically access the public equity markets to raise capital by issuing common and/or preferred shares.

        We often use our Revolving Credit Facility to initially finance much of our investing activities. We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales. Effective September 1, 2011, we entered into the Revolving Credit Facility with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as join lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents. The lenders' aggregate commitment under the new facility is $1.0 billion, with a right for us to increase the lenders' aggregate commitment to $1.5 billion, provided that there is no default under the facility. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement. The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility. As of December 31, 2011, the maximum borrowing capacity under this facility totaled $1.0 billion, of which $329.6 million was available.

        We also have a Term Loan Agreement with the same group of lenders as the new Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement, and construction loan facilities that provide for aggregate borrowings of up to $123.8 million, $83.5 million of which was available at December 31, 2011 to fund future construction costs at specific projects.

        The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	For the Years Ending December 31,
Contractual obligations(1)	2012	2013	2014	2015	2016	Thereafter	Total
Debt(2)
Balloon payments due upon maturity	$52,952	$152,718	$813,681	$800,366	$274,605	$300,621	$2,394,943
Scheduled principal payments	13,111	10,285	7,099	5,738	4,037	3,258	43,528
Interest on debt(3)	98,611	91,361	76,715	49,977	25,441	3,905	346,010
New construction and redevelopment obligations(4)(5)	37,506	—	—	—	—	—	37,506
Third-party construction and development obligations(5)(6)	44,999	5,000	—	—	—	—	49,999
Capital expenditures for operating properties(5)(7)	26,527	—	—	—	—	—	26,527
Operating leases(8)	1,128	1,071	986	866	810	70,478	75,339
Interest rate swaps(9)	29,737	—	—	—	—	—	29,737
Other purchase obligations(10)	4,305	3,846	2,700	1,755	1,232	327	14,165

Total contractual cash obligations	$308,876	$264,281	$901,181	$858,702	$306,125	$378,589	$3,017,754

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000. Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $12.2 million.

(3)
Represents interest costs for debt at December 31, 2011 for the terms of such debt. For variable rate debt, the amounts reflected above used December 31, 2011 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction and redevelopment activities. Construction and redevelopment activities underway at December 31, 2011 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs (in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	6	789	$69.9	2013
Redevelopment of existing office properties	1	113	9.6	2012
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

(7)
Represents contractual obligations pertaining to recurring and nonrecurring capital expenditures for our operating properties. We expect to finance these costs using cash flow from operations.

(8)
We expect to pay these items using cash flow from operations.

(9)
Represents the cash settlement value of interest rate swaps, and interest thereon, that were cash settled on January 5, 2012.

(10)
Primarily represents contractual obligations pertaining to managed-energy service contracts in place for certain of our operating properties. We expect to pay these items using cash flow from operations.

        We expect to spend more than $200 million on construction and development costs and approximately $80 million on improvements to operating properties (including the commitments set forth in the table above) in 2012. We expect to fund these costs and our 2012 debt maturities using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities. We expect to close on a $175 to $200 million unsecured long-term borrowing in the first half of 2012 and use the proceeds primarily to pay down our Revolving Credit Facility. We also expect to sell more than $200 million of properties and use the proceeds primarily to pay down our Revolving Credit Facility and pay off debt secured by the properties.

        Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2011, we were well within the compliance requirements of these financial covenants.

Off-Balance Sheet Arrangements

        During 2011, we owned an investment in an unconsolidated real estate joint venture accounted for using the equity method of accounting. This real estate joint venture was entered into in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We manage the real estate joint venture's property operations and any required construction projects. This real estate joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions.

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

        We have distributions in excess of our investment in this unconsolidated real estate joint venture of $6.1 million at December 31, 2011 due to our not recognizing gain on the contribution of properties into the joint venture; we did not recognize a gain on the contribution since we have the contingent obligations described above. We recognized equity in the losses of this joint venture of $495,000 in 2011.

        We had no other material off-balance sheet arrangements during 2011.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to amend measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

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

        The following table sets forth as of December 31, 2011 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt:(1)
Fixed rate(2)	$48,496	$144,345	$157,965	$363,595	$278,642	$303,879	$1,296,922
Weighted average interest rate	6.36%	5.62%	6.41%	4.66%	6.57%	5.52%	5.66%
Variable rate	$17,567	$18,658	$662,815	$442,509	$—	$—	$1,141,549

(1)
Maturities include $16.8 million in 2012, $17.9 million in 2013, $662.0 million in 2014 and $405.6 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)
Represents principal maturities only and therefore excludes net discounts of $12.2 million.

        The fair market value of our debt was $2.4 billion at December 31, 2011 and $2.3 billion at December 31, 2010. If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by $77.5 million at December 31, 2011 and $65.8 million at December 31, 2010.

        The following table sets forth information pertaining to our interest rate swap contracts in place as of December 31, 2011 and 2010 and their respective fair values (dollars in thousands):

						Fair Value at December 31,
Notional Amount		Fixed Rate		Effective Date	Expiration Date
			Floating Rate Index			2011	2010
$50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	$(1)	$(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(1)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	—	(34)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	(552)	(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(532)	(2,002)
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	55	N/A
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	56	N/A
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(66)	N/A
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(49)	N/A
40,000	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,054)	644
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(16,333)	N/A
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(12,275)	N/A
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	345	N/A
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	260	N/A

						$(30,147)	$(3,582)

(1)
The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)
These instruments were cash settled on January 5, 2012.

        Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $3.8 million in 2011 and $2.5 million in 2010 if short-term interest rates were 1% higher.

Item 8.    Financial Statements and Supplementary Data

        This item is included in a separate section at the end of this report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2012 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as exhibits to this Form 10-K:

1.
Financial Statements.    See "Index to consolidated financial statements" on page F-1 of this Annual Report on Form 10-K.

2.
Financial Statement Schedule.    See "Index to consolidated financial statements" on page F-1 of this Annual Report on Form 10-K.

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

EXHIBIT NO.	DESCRIPTION
3.1.10	Articles Supplementary of Corporate Office Properties Trust relating to the Series H Cumulative Redeemable Preferred Shares, dated December 11, 2003 (filed with the Current Report on Form 8-K on December 12, 2003 and incorporated herein by reference).
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
4.2	4.25% Exchangeable Senior Note due 2030 of Corporate Office Properties, L.P. (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
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
10.1.10
Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 16, 2001 (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
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
10.1.28
Twenty-Seventh Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated February 3, 2011 (filed with the Company's Current Report on Form 8-K dated February 3, 2011 and incorporated herein by reference).
10.1.29
Twenty-Eighth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 15, 2011 (filed with the Company's Current Report on Form 8-K dated September 16, 2011 and incorporated herein by reference).
10.2.1	*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant's Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.2.2	*
Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on August 13, 1999 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.2.3	*
Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on March 22, 2002 with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.3	*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant's Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).
10.4.1	*
Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).
10.4.2	*
Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).
10.4.3	*
Second Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company's Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).
10.4.4	*
Third Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.5.1	*
Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 27, 2003 with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

EXHIBIT NO.		DESCRIPTION
10.5.2	*	Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 16, 2005 with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).
10.5.3	*
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
10.5.5	*
Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company's Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).
10.5.6	*
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
10.6.2	*
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
10.7.2	*
First Amendment to Employment Agreement, dated September 16, 2010, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed on October 29, 2010 with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).
10.8.1	*
Employment Agreement, dated September 15, 2011, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Budorick (filed with the Company's Current Report on Form 8-K dated September 16, 2011 and incorporated herein by reference).

EXHIBIT NO.		DESCRIPTION
10.9		Amended and Restated Registration Rights Agreement, dated March 16, 1998, for the benefit of certain shareholders of the Company (filed on August 12, 1998 with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).
10.10
Registration Rights Agreement, dated January 25, 2001, for the benefit of Barony Trust Limited (filed on March 22, 2001 with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.11.1	*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company's Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).
10.11.2	*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company's Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).
10.12.1	*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).
10.12.2	*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).
10.13
Registration Rights Agreement, dated April 7, 2010, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities Inc. and RBC Capital Markets Corporation (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
10.14
Common Stock Delivery Agreement, dated April 7, 2010, among Corporate Office Properties, L.P. and Corporate Office Properties Trust (filed with the Company's Current Report on Form 8-K dated April 16, 2010 and incorporated herein by reference).
10.15
Credit Agreement, dated as of September 1, 2011, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Wells Fargo Bank, National Association; Barclays Bank PLC; PNC Bank, National Association; Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company's Current Report on Form 8-K/A dated September 1, 2011 and incorporated herein by reference).
10.16
Term Loan Agreement, dated as of September 1, 2011, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Barclays Bank PLC; PNC Bank, National Association; Wells Fargo Bank, National Association; Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company's Current Report on Form 8-K/A dated September 1, 2011 and incorporated herein by reference).
12.1		Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
21.1		Subsidiaries of Registrant (filed herewith).

EXHIBIT NO.	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1
Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.)
32.2
Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith.)
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

CORPORATE OFFICE PROPERTIES TRUST
Date: February 10, 2012	By:	/s/ RANDALL M. GRIFFIN Randall M. Griffin Chief Executive Officer
Date: February 10, 2012	By:	/s/ STEPHEN E. RIFFEE Stephen E. Riffee Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JAY H. SHIDLER (Jay H. Shidler)	Chairman of the Board and Trustee	February 10, 2012
/s/ CLAY W. HAMLIN, III (Clay W. Hamlin, III)	Vice Chairman of the Board and Trustee	February 10, 2012
/s/ RANDALL M. GRIFFIN (Randall M. Griffin)	Chief Executive Officer and Trustee	February 10, 2012
/s/ STEPHEN E. RIFFEE (Stephen E. Riffee)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2012
/s/ GREGORY J. THOR (Gregory J. Thor)	Senior Vice President and Controller (Principal Accounting Officer)	February 10, 2012
/s/ THOMAS F. BRADY (Thomas F. Brady)	Trustee	February 10, 2012
/s/ ROBERT L. DENTON (Robert L. Denton)	Trustee	February 10, 2012
/s/ ELIZABETH A. HIGHT (Elizabeth A. Hight)	Trustee	February 10, 2012
/s/ DAVID M. JACOBSTEIN (David M. Jacobstein)	Trustee	February 10, 2012
/s/ STEVEN D. KESLER (Steven D. Kesler)	Trustee	February 10, 2012
/s/ RICHARD SZAFRANSKI (Richard Szafranski)	Trustee	February 10, 2012
/s/ KENNETH D. WETHE (Kenneth D. Wethe)	Trustee	February 10, 2012

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Management's Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 10, 2012

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2011	2010
Assets
Properties, net:
Operating properties, net	$2,714,056	$2,802,773
Projects in development or held for future development	638,919	642,682

Total properties, net	3,352,975	3,445,455
Assets held for sale, net	116,616	—
Cash and cash equivalents	5,559	10,102
Restricted cash and marketable securities	36,232	22,582
Accounts receivable (net of allowance for doubtful accounts of $3,546 and $2,796, respectively)	26,032	18,938
Deferred rent receivable	86,856	79,160
Intangible assets on real estate acquisitions, net	89,120	113,735
Deferred leasing and financing costs, net	66,515	60,649
Prepaid expenses and other assets	87,619	93,896

Total assets	$3,867,524	$3,844,517

Liabilities and equity
Liabilities:
Debt, net	$2,426,303	$2,323,681
Accounts payable and accrued expenses	96,425	99,699
Rents received in advance and security deposits	29,548	31,603
Dividends and distributions payable	35,038	32,986
Deferred revenue associated with operating leases	15,554	14,802
Distributions received in excess of investment in unconsolidated real estate joint venture	6,071	5,545
Interest rate derivatives	30,863	4,226
Other liabilities	9,657	8,837

Total liabilities	2,649,459	2,521,379

Commitments and contingencies (Note 21)	—	—
Equity:
Corporate Office Properties Trust's shareholders' equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 at December 31, 2011 and 2010 (Note 12)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 72,011,324 at December 31, 2011 and 66,931,582 at December 31, 2010)	720	669
Additional paid-in capital	1,668,645	1,511,844
Cumulative distributions in excess of net income	(532,288)	(281,794)
Accumulated other comprehensive loss	(1,733)	(4,163)

Total Corporate Office Properties Trust's shareholders' equity	1,135,425	1,226,637

Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	55,281	69,337
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,559	18,364

Noncontrolling interests in subsidiaries	82,640	96,501

Total equity	1,218,065	1,323,138

Total liabilities and equity	$3,867,524	$3,844,517

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Rental revenue	$384,774	$353,229	$328,409
Tenant recoveries and other real estate operations revenue	87,722	79,694	66,132
Construction contract and other service revenues	84,345	104,675	343,087

Total revenues	556,841	537,598	737,628

Expenses
Property operating expenses	186,833	169,325	145,973
Depreciation and amortization associated with real estate operations	127,444	113,234	97,869
Construction contract and other service expenses	81,639	102,302	336,519
Impairment losses	127,765	—	—
General and administrative expenses	25,843	24,008	23,240
Business development expenses	3,195	4,197	3,699

Total operating expenses	552,719	413,066	607,300

Operating income	4,122	124,532	130,328
Interest expense	(101,281)	(98,748)	(79,789)
Interest and other income	5,603	9,568	5,164
Loss on interest rate derivatives	(29,805)	—	—
Loss on early extinguishment of debt	(1,683)	—	—

(Loss) income from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	(123,044)	35,352	55,703
Equity in (loss) income of unconsolidated entities	(331)	1,376	(941)
Income tax benefit (expense)	10,679	(108)	(196)

(Loss) income from continuing operations	(112,696)	36,620	54,566
Discontinued operations	(14,343)	6,055	6,733

(Loss) income before gain on sales of real estate	(127,039)	42,675	61,299
Gain on sales of real estate, net of income taxes	2,721	2,829	—

Net (loss) income	(124,318)	45,504	61,299
Less net loss (income) attributable to noncontrolling interests:
Common units in the Operating Partnership	8,341	(2,116)	(4,495)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other consolidated entities	(1,038)	32	185

Net (loss) income attributable to Corporate Office Properties Trust	(117,675)	42,760	56,329
Preferred share dividends	(16,102)	(16,102)	(16,102)

Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(133,777)	$26,658	$40,227

Net (loss) income attributable to Corporate Office Properties Trust:
(Loss) income from continuing operations	$(104,272)	$37,149	$50,244
Discontinued operations, net	(13,403)	5,611	6,085

Net (loss) income attributable to Corporate Office Properties Trust	$(117,675)	$42,760	$56,329

Basic earnings per common share(1)
(Loss) income from continuing operations	$(1.75)	$0.34	$0.59
Discontinued operations	(0.19)	0.09	0.11

Net (loss) income attributable to COPT common shareholders	$(1.94)	$0.43	$0.70

Diluted earnings per common share(1)
(Loss) income from continuing operations	$(1.75)	$0.34	$0.59
Discontinued operations	(0.19)	0.09	0.11

Net (loss) income attributable to COPT common shareholders	$(1.94)	$0.43	$0.70

(1)
Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2008 (51,790,442 common shares outstanding)	$81	$518	$1,112,734	$(162,572)	$(4,749)	$136,411	$1,082,423
Conversion of common units to common shares (2,841,394 shares)	—	28	61,627	—	—	(61,655)	—
Common shares issued to the public (2,990,000 shares)	—	30	71,795	—	—	—	71,825
Exercise of share options (464,601 shares)	—	4	5,222	—	—	—	5,226
Share-based compensation	—	3	10,599	—	—	—	10,602
Restricted common share redemptions (79,343 shares)	—	—	(2,049)	—	—	—	(2,049)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(21,072)	—	—	21,072	—
Adjustments related to derivatives designated as cash flow hedges	—	—		—	2,842	585	3,427
Decrease in tax benefit from share-based compensation	—	—	(152)	—	—	—	(152)
Net income	—	—	—	56,329	—	4,970	61,299
Dividends	—	—	—	(103,698)	—	—	(103,698)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(8,622)	(8,622)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	786	786
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(435)	(435)

Balance at December 31, 2009 (58,342,673 common shares outstanding)	81	583	1,238,704	(209,941)	(1,907)	93,112	1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (663,498 shares)	—	6	9,561	—	—	(9,567)	—
Common shares issued to the public (7,475,000 shares)	—	75	245,546	—	—	—	245,621
Exercise of share options (278,656 shares)	—	3	4,572	—	—	—	4,575
Share-based compensation	—	2	11,843	—	—	—	11,845
Restricted common share redemptions (105,215 shares)	—	—	(3,913)	—	—	—	(3,913)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(10,274)	—	—	10,274	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(2,256)	472	(1,784)
Net income	—	—	—	42,760	—	2,744	45,504
Dividends	—	—	—	(114,613)	—	—	(114,613)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(7,926)	(7,926)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	9,510	9,510
Acquisition of noncontrolling interests in other consolidated entities	—	—	(2,344)	—	—	(2,118)	(4,462)

Balance at December 31, 2010 (66,931,582 common shares outstanding)	81	669	1,511,844	(281,794)	(4,163)	96,501	1,323,138
Conversion of common units to common shares (100,939 shares)	—	1	1,520	—	—	(1,521)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,321	—	—	—	145,367
Exercise of share options (191,264 shares)	—	2	2,459	—	—	—	2,461
Share-based compensation	—	2	14,265	—	—	—	14,267
Restricted common share redemptions (114,687 shares)	—	—	(3,990)	—	—	—	(3,990)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(2,798)	—	—	2,798	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	2,430	(930)	1,500
Increase in tax benefit from share-based compensation	—	—	47	—	—	—	47
Net loss	—	—	—	(117,675)	—	(6,643)	(124,318)
Dividends	—	—	—	(132,819)	—	—	(132,819)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(7,833)	(7,833)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(16)	(16)

Balance at December 31, 2011 (72,011,324 common shares outstanding)	$81	$720	$1,668,645	$(532,288)	$(1,733)	$82,640	$1,218,065

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Revenues from real estate operations received	$476,762	$453,847	$417,494
Construction contract and other service revenues received	88,433	112,644	346,281
Property operating expenses paid	(188,237)	(180,619)	(150,693)
Construction contract and other service expenses paid	(94,140)	(124,867)	(325,223)
General and administrative and business development expenses paid	(19,831)	(16,975)	(19,559)
Interest expense paid	(93,715)	(87,917)	(73,327)
Previously accreted interest expense paid	(17,314)	—	—
Interest and other income received	698	323	161
Payments in connection with early extinguishment of debt	(353)	—	—
Income taxes paid	(160)	—	(317)

Net cash provided by operating activities	152,143	156,436	194,817

Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(232,667)	(303,064)	(176,364)
Acquisitions of operating properties	(32,856)	(146,275)	(45,010)
Tenant improvements on operating properties	(37,195)	(20,826)	(14,622)
Other capital improvements on operating properties	(16,906)	(10,422)	(15,569)
Proceeds from sales of properties	79,638	27,576	65
Proceeds from sale of equity method investment	5,773	—	—
Mortgage and other loan receivables funded or acquired	(23,377)	(5,588)	(82,413)
Mortgage and other loan receivables payments received	16,759	1,568	680
Leasing costs paid	(15,997)	(14,403)	(8,786)
Investment in unconsolidated entities	(250)	(6,600)	(3,000)
Other	(3,309)	(1,133)	(4,057)

Net cash used in investing activities	(260,387)	(479,167)	(349,076)

Cash flows from financing activities
Proceeds from debt, including issuance of exchangeable senior notes	1,636,206	1,022,912	1,066,413
Repayments of debt
Scheduled principal amortization	(13,755)	(13,996)	(11,489)
Other repayments	(1,511,100)	(799,663)	(863,243)
Deferred financing costs paid	(13,113)	(8,570)	(3,388)
Net proceeds from issuance of common shares	147,828	250,196	77,052
Acquisition of noncontrolling interests in consolidated entities	—	(4,462)	—
Dividends paid	(130,745)	(109,894)	(100,095)
Distributions paid	(7,891)	(8,099)	(9,579)
Restricted share redemptions	(3,990)	(3,913)	(2,049)
Other	261	60	2,124

Net cash provided by financing activities	103,701	324,571	155,746

Net (decrease) increase in cash and cash equivalents	(4,543)	1,840	1,487
Cash and cash equivalents
Beginning of period	10,102	8,262	6,775

End of period	$5,559	$10,102	$8,262

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(124,318)	$45,504	$61,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	136,594	125,819	111,811
Impairment losses	151,021	—	—
Loss on interest rate derivatives	29,805
Settlement of previously accreted interest expense	(17,314)	—	—
Amortization of deferred financing costs	6,596	5,871	4,214
Increase in deferred rent receivable	(10,102)	(5,706)	(1,296)
Amortization of net debt discounts	5,540	5,841	3,412
Gain on sales of real estate	(7,528)	(3,917)	—
Gain on equity method investment	(2,452)	(6,406)	(442)
Share-based compensation	11,920	11,845	10,602
Other	1,356	(3,872)	(5,693)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,094)	(1,680)	(3,634)
(Increase) decrease in restricted cash and marketable securities and prepaid expenses and other assets	(2,496)	3,799	(2,745)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(17,330)	(19,644)	15,787
(Decrease) increase in rents received in advance and security deposits	(2,055)	(1,018)	1,502

Net cash provided by operating activities	$152,143	$156,436	$194,817

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$11,719	$4,576	$6,256

Increase in property, debt and other liabilities in connection with acquisitions	$3,040	$74,244	$3,085

Cancellation of mortgage loans receivable in connection with acquisitions	$—	$—	$102,575

Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$—	$9,000	$—

Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$1,438	$(1,846)	$3,365

Dividends/distributions payable	$35,038	$32,986	$28,440

Decrease in noncontrolling interests and increase in shareholders' equity in connection with the conversion of common units into common shares	$1,521	$9,567	$61,654

Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$2,798	$10,274	$21,072

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Corporate Office Properties Trust ("COPT") and subsidiaries (collectively, the "Company," "we" or "us") is a fully-integrated and self-managed real estate investment trust ("REIT") that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors. We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities. As of December 31, 2011, our investments in real estate included the following:

  •
  238 operating office properties totaling 20.5 million square feet;

  •
  seven office properties under construction or redevelopment that we estimate will total approximately 903,000 square feet upon completion, including one partially operational property included above;

  •
  land held or under pre-construction totaling 2,330 acres (including 583 controlled but not owned) that we believe are potentially developable into approximately 20.6 million square feet; and

  •
  a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

        We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the "Operating Partnership"), of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies ("LLCs"). A summary of our Operating Partnership's forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2011 and 2010 follows:

	December 31,
	2011	2010
Common Units	94%	94%
Series G Preferred Units	100%	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units	100%	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership's common units of the Operating Partnership ("common units") as of December 31, 2011.

        In addition to owning real estate, the Operating Partnership also owns entities that provide property management and construction and development services primarily for our properties but also for third parties.

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

Acquisitions of Properties

        Upon completion of property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate property acquisitions to the following components:

  •
  properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the "if vacant value"). The if-vacant value is allocated between land and buildings or, in the case of properties under development, construction in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

    estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancellable terms of the respective leases;

  •
  above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining non-cancellable terms of the respective leases;

  •
  in-place lease value based on our estimates of: (1) the present value of additional income to be realized as a result of leases being in place on the acquired properties; and (2) costs to execute similar leases. Our estimate of additional income to be realized includes carrying costs, such as real estate taxes, insurance and other operating expenses, and revenues during the expected lease-up periods considering current market conditions. Our estimate of costs to execute similar leases includes leasing commissions, legal and other related costs;

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

Properties

        We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses. The preconstruction stage of the development or redevelopment of an operating property includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. We capitalize interest expense, real estate taxes and direct and indirect project costs, including labor and related administrative costs, associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. We continue to capitalize these costs while construction, development or redevelopment activities are underway until a property becomes "operational," which occurs upon the earlier of when leases commence or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be "partially operational." When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.

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

        We depreciate our fixed assets using the straight-line method over their estimated useful lives as follows:

• Buildings and building improvements	10 - 40 years
• Land improvements	10 - 20 years
• Tenant improvements on operating properties	Related lease terms
• Equipment and personal property	3 - 10 years

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

Investments in Marketable Securities

        We classify marketable securities as trading securities when we have the intent to sell such securities in the near term, and classify other marketable securities as available-for-sale securities. We determine the appropriate classification of investments in marketable securities at the acquisition date and re-evaluate the classification at each balance sheet date. We report investments in marketable securities classified as trading securities at fair value, with unrealized gains and losses recognized through earnings. We report investments in marketable securities classified as available-for-sale securities at fair value, with net unrealized gains or losses deferred to AOCL and realized gains and losses resulting from sales of such investments recognized through earnings.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

        We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled "Acquisitions of Properties." We amortize the intangible assets and deferred revenue as follows:

• Above- and below-market leases	Related lease terms
• In-place lease value	Related lease terms
• Tenant relationship value	Estimated period of time that tenant will lease space in property
• Above- and below- market cost arrangements	Term of arrangements
• Market concentration premium	40 years

        We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue. We recognize the amortization of above- and below- market cost arrangements as adjustments to property operating expenses. We recognize the amortization of other intangible assets on property acquisitions as amortization expense.

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

Interest Rate Derivatives

        Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt. We recognize all derivatives as assets or liabilities in the balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to accumulated other comprehensive loss ("AOCL") and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCL, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        In 2010 and 2011, we issued two forms of share-based compensation: restricted common shares ("restricted shares") and performance share units ("PSUs"). In years prior to 2009, we also issued options to purchase common shares of beneficial interest ("options"). We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

        We compute the fair value of options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of our common shares of beneficial interest ("common shares"). Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

        We compute the fair value of PSUs using a Monte Carlo model. Under that model, the baseline common share value is based on the market value on the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of our common shares.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to amend measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011. We are in the process of evaluating this guidance and currently do not believe that it will have a material effect on our consolidated financial statements.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2011, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        As discussed in Note 9, we own warrants to purchase common shares in The KEYW Holding Corporation ("KEYW"). We acquired these warrants in March 2010 and began accounting for such warrants as derivatives in November 2010 when KEYW became a publicly-traded company. We compute the fair value of these warrants using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date. The expected life is based on the period of time until the expiration of the warrants. Expected volatility is based on an average of the historical volatility of companies in KEYW's industry that we deem to be comparable. Expected dividend yield is based on the dividend yield on KEYW's common shares as of the date of valuation. The warrants are classified in Level 2 of the fair value hierarchy.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        The tables below set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011:
Assets:
Marketable securities in deferred compensation plan(1)
Mutual funds	$5,878	$—	$—	$5,878
Common stocks	909	—	—	909
Preferred stocks	320	—	—	320
Cash and cash equivalents	281	—	—	281
Other	200	—	—	200
Common stocks(1)	13,928	—	—	13,928
Interest rate derivative(2)	—	716	—	716
Warrants to purchase common shares in KEYW(2)	—	125	—	125

Assets	$21,516	$841	$—	$22,357

Liabilities:
Deferred compensation plan liability(3)	$7,588	$—	$—	$7,588
Interest rate derivatives	—	30,863	—	30,863

Liabilities	$7,588	$30,863	$—	$38,451

December 31, 2010:
Assets:
Marketable securities in deferred compensation plan(1)
Mutual funds	$6,114	$—	$—	$6,114
Common stocks	1,132	—	—	1,132
Preferred stocks	320	—	—	320
Cash and cash equivalents	422	—	—	422
Other	200	—	—	200
Common stock(1)	363	—	—	363
Interest rate derivative(2)	—	644	—	644
Warrants to purchase common shares in KEYW(2)	—	466	—	466

Assets	$8,551	$1,110	$—	$9,661

Liabilities:
Deferred compensation plan liability(3)	$8,188	$—	$—	$8,188
Interest rate derivatives	—	4,226	—	4,226

Liabilities	$8,188	$4,226	$—	$12,414

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        We recognized impairment losses in 2011 on certain properties and other assets associated with such properties. Accordingly, certain properties and related assets were adjusted to fair value in 2011. The fair values of these assets were determined using widely accepted valuation techniques, including discounted cash flows using appropriate discount and capitalization rates, analysis of recent comparable transactions and actual sale negotiations. The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands).

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Impairment Losses Recognized
Year Ended December 31, 2011:
Assets(1):
Properties, net	$—	$15,994	$304,900	$320,894	$150,093
Deferred rent receivable	—	36	6,321	6,357	—
Intangible assets on real estate acquisitions	—	235	8,341	8,576	—
Deferred leasing and financing costs	—	51	7,041	7,092	—
Prepaid and other assets	—	—	163	163	928

(1)
Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

        The carrying values of cash and cash equivalents, restricted cash, accounts receivables, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments. We estimated the fair values of our mortgage loans receivable disclosed in Note 9 by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument. We estimated the fair values of our debt disclosed in Note 10 based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt; the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments. Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

	For the Years Ended December 31,
	2011	2010	2009
United States Government	17%	16%	15%
Northrop Grumman Corporation(1)	8%	9%	8%
Booz Allen Hamilton, Inc.	6%	5%	6%
Five largest tenants	38%	35%	34%

(1)
Includes affiliated organizations and agencies and predecessor companies.

        We also derived in excess of 90% of our construction contract revenue from the United States Government in each of the years set forth on the consolidated statements of operations.

        In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 16. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Washington, DC—Capitol Riverfront, St. Mary's & King George Counties, Greater Baltimore, Maryland ("Greater Baltimore") and Suburban Maryland, are within close proximity to each other, and all but two of our regions with real estate operations (San Antonio, Texas ("San Antonio") and Colorado Springs, Colorado ("Colorado Springs")) are located in the Mid-Atlantic region of the United States.

5. Properties, net

        Operating properties, net consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$472,483	$501,210
Buildings and improvements	2,801,252	2,804,595
Less: accumulated depreciation	(559,679)	(503,032)

Operating properties, net	$2,714,056	$2,802,773

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

        Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$229,833	$256,487
Construction in progress, excluding land	409,086	386,195

Projects in development or held for future development	$638,919	$642,682

Strategic Reallocation Plan and Impairment Losses

        In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by Management to dispose of some of these properties (the "Strategic Reallocation Plan"). In December 2011, we identified additional properties for disposal, and our Board of Trustees approved a plan by management to increase the scope of the Strategic Reallocation Plan to include the disposition of additional properties. We determined that the carrying amounts of certain of the properties included in the Strategic Reallocation Plan (the "Impaired Properties") will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate non-cash impairment losses in 2011 of $122.5 million (including $23.3 million classified as discontinued operations and excluding $8.7 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values.

        We estimate that the aggregate fair value of the land and 83 operating properties included in the Strategic Reallocation Plan totaled $562 million at December 31, 2011 and that net proceeds from the plan's execution after the repayment of debt secured by the properties will approximate $441 million. We expect to complete the operating property dispositions by the end of 2013 and use the proceeds to invest in properties that will serve customers in the United States Government, defense information technology and related data sectors, to repay borrowings on our Revolving Credit Facility and for general corporate purposes. We completed the sale of the following properties under the Strategic Reallocation Plan in 2011 (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
1344 & 1348 Ashton Road and 1350 Dorsey Road	Hanover, Maryland	5/24/2011	3	39,000	$3,800	$150
216 Schilling Circle	Hunt Valley, Maryland	8/23/2011	1	36,000	4,700	175
Towson Portfolio	Towson, Maryland	9/29/2011	4	179,000	16,000	1,134
11011 McCormick Road	Hunt Valley, Maryland	11/1/2011	1	57,000	3,450	822
10001 Franklin Square Drive	White Marsh, Maryland	12/13/2011	1	218,000	16,250	305
Rutherford Business Center Portfolio	Woodlawn, Maryland	12/15/2011	13	365,000	32,460	2,221

			23	894,000	$76,660	$4,807

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

        On February 15 and 17, 2011, the United States Army (the "Army") provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at our property in Cascade, Maryland that was formerly an Army base known as Fort Ritchie ("Fort Ritchie"). Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property. We believe that these disclosures by the Army are likely to cause further delays in the resolution of certain existing litigation related to the property, and that they also increase the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property. We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property. After determining that the carrying amount of the property will not likely be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in March 2011 for the amount by which the carrying value of the property exceeded its estimated fair value.

        In 2011, we also recognized additional impairment losses of $803,000 on goodwill associated with operating properties.

        The table below sets forth the impairment losses recognized in 2011 by period of recognition and by property classification (in thousands):

	Three Months Ended
	3/31/2011	6/30/2011	12/31/2011	Total
Non-operating properties	$27,742	$13,574	$39,193	$80,509
Operating properties	—	31,031	39,481	70,512

Total	$27,742	$44,605	$78,674	$151,021

2011 Acquisition

        On August 9, 2011, we acquired 310 The Bridge Street, a 138,000 square foot office property in Huntsville, Alabama that was 100% leased, for $33.4 million. The table below sets forth the allocation of the acquisition costs of this property (in thousands):

Land, operating properties	$261
Building and improvements	26,577
Intangible assets on real estate acquisitions	6,575

Total assets	$33,413

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Properties, net (Continued)

        Intangible assets recorded in connection with the above acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$3,187	8
In-place lease value	2,904	3
Above-market leases	484	3

	$6,575	6

        We expensed $156,000 in 2011 in connection with acquisitions of operating properties that are included in business development expenses on our consolidated statements of operations.

2011 Construction Activities

        During 2011, we placed into service an aggregate of 566,000 square feet in seven newly constructed office properties, including three in the Baltimore/Washington Corridor, two in Greater Baltimore, one in San Antonio and one in St. Mary's County. As of December 31, 2011, we had construction underway on six office properties that we estimate will total 789,000 square feet upon completion, including three in the Baltimore/Washington Corridor, one in Greater Baltimore, one in Northern Virginia and one in Huntsville, Alabama, and redevelopment underway on one office property in Greater Philadelphia that we estimate will total 113,000 square feet upon completion.

2010 Acquisitions

        Our acquisitions in 2010 included:

  •
  1550 Westbranch Drive, a 152,000 square foot office property in McLean, Virginia that was 100% leased, for $40.0 million on June 28, 2010;

  •
  9651 Hornbaker Road, a 233,000 square foot wholesale data center known as Power Loft @ Innovation in Manassas, Virginia, for $115.5 million on September 14, 2010. Rents for this property are based on the amount of megawatts of power made available for the exclusive use of tenants in the property; we refer to this power as critical load. This property, the shell of which was completed in early 2010, was 17% leased on the date of acquisition to two tenants that have a combined initial critical load of three megawatts and further expansion rights of up to a combined five megawatts. We expect to complete the development of the property to an initial stabilization critical load of 18 megawatts for additional development costs of approximately $160.0 million, of which $82.3 million was incurred through December 31, 2011;

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

        We expensed $3.4 million in 2010 in connection with acquisitions of operating properties that are included in business development expenses on our consolidated statements of operations.

2010 Construction Activities

        During 2010, we placed into service an aggregate of 816,000 square feet in nine newly constructed office properties, including three in the Baltimore/Washington Corridor, two in greater Baltimore, two in San Antonio and two in Colorado Springs.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Joint Ventures

        During the periods included herein, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting. Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at(1)
December 31, 2011	December 31, 2010	Date Acquired	Ownership	Nature of Activity	Maximum Exposure to Loss(2)
$(6,071)	$(5,545)	9/29/2005	20%	Operates 16 buildings	$—

(1)
The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at December 31, 2011 and 2010 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation. A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

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

        Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests. We recognized fees from the joint venture totaling $119,000 in 2009 for property management, construction and leasing services but recognized no such fees in 2011 and 2010.

        The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	December 31,
	2011	2010
Properties, net	$59,792	$61,521
Other assets	3,529	4,174

Total assets	$63,321	$65,695

Liabilities (primarily debt)	$67,710	$67,454
Owners' equity	(4,389)	(1,759)

Total liabilities and owners' equity	$63,321	$65,695

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Joint Ventures (Continued)

        The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$7,577	$8,405	$9,031
Property operating expenses	(3,673)	(3,600)	(3,438)
Interest expense	(3,913)	(3,937)	(3,981)
Depreciation and amortization expense	(2,463)	(3,154)	(3,198)

Net loss	$(2,472)	$(2,286)	$(1,586)

        The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at December 31, 2011 (dollars in thousands):

				December 31, 2011(1)
	Date Acquired	Ownership % at 12/31/2011	Nature of Activity	Total Assets	Pledged Assets	Total Liabilities
M Square Associates, LLC	6/26/2007	50.0%	Operating two buildings and developing others(2)	$59,941	$47,901	$44,265
LW Redstone Company, LLC	3/23/2010	85.0%	Developing business park(3)	48,985	—	9,014
Arundel Preserve #5, LLC	7/2/2007	50.0%	Operating one building(4)	30,254	29,353	17,343
COPT-FD Indian Head, LLC	10/23/2006	75.0%	Developing land parcel(5)	6,538	—	2
MOR Forbes 2 LLC	12/24/2002	50.0%	Operating one building(6)	3,884	—	29

				$149,602	$77,254	$70,653

(1)
Excludes amounts eliminated in consolidation.

(2)
This joint venture's properties are in College Park, Maryland (in the Suburban Maryland region).

(3)
This joint venture's property is in Huntsville, Alabama.

(4)
This joint venture's property is in Hanover, Maryland (in the Baltimore/Washington Corridor).

(5)
This joint venture's property is in Charles County, Maryland.

(6)
This joint venture's property is in Lanham, Maryland (in the Suburban Maryland region).

        With regard to our consolidated joint ventures:

  •
  For M Square Associates, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners' preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

  •
  For LW Redstone, LLC, net cash flow distributions to the partners vary depending on the source of the funds distributed and the nature of the capital fundings outstanding at the time of distribution. In the case of all distribution sources, we are first entitled to repayment of operating deficits funded by us and preferred returns on such fundings. We are also generally

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Joint Ventures (Continued)

    entitled to repayment of infrastructure and vertical construction costs funded by us and preferred returns on such fundings before our partner is entitled to receive repayment of its equity contribution. In addition, we will be entitled to 85% of distributable cash in excess of preferred returns.

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

        With regard to our accounting for real estate joint ventures:

  •
  we account for the investment in our one unconsolidated real estate joint venture using the equity method of accounting primarily because: (1) we share with our partner the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) our partner has the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment; and

  •
  we consolidate our consolidated real estate joint ventures because we have: (1) the power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) the right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

        In connection with LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million) that we expect will be reimbursed by the City of Huntsville; as of December 31, 2011, we advanced $17.7 million to the City to fund such costs (included in prepaid expenses and other assets on our consolidated balance sheet). We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained. Our partner is not required to make any future contributions to the joint venture.

        Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 21.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets on Real Estate Acquisitions

        Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$151,361	$97,594	$53,767	$162,708	$92,380	$70,328
Tenant relationship value	45,940	23,246	22,694	50,320	21,603	28,717
Above-market cost arrangements	12,416	2,857	9,559	12,415	1,387	11,028
Above-market leases	10,118	8,037	2,081	10,802	8,193	2,609
Market concentration premium	1,333	314	1,019	1,333	280	1,053

	$221,168	$132,048	$89,120	$237,578	$123,843	$113,735

Amortization of the intangible asset categories set forth above totaled $28.3 million in 2011, $28.3 million in 2010 and $24.1 million in 2009. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market cost arrangements: 26 years; above-market leases: five years; and market concentration premium: 31 years. The approximate weighted average amortization period for all of the categories combined is 12 years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $18.0 million for 2012; $13.8 million for 2013; $11.5 million for 2014; $9.5 million for 2015 and $8.2 million for 2016.

8. Deferred Leasing and Financing Costs

        Deferred leasing and financing costs, net consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred leasing costs	$96,140	$88,265
Deferred financing costs	44,159	31,784
Accumulated amortization	(73,784)	(59,400)

Deferred leasing and financing costs, net	$66,515	$60,649

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2011	2010
Mortgage and other investing receivables	$27,998	$18,870
Prepaid expenses	20,035	19,995
Deferred tax asset	10,892	276
Furniture, fixtures and equipment, net	10,177	11,504
Lease incentives	5,233	3,899
Construction contract costs incurred in excess of billings	2,094	9,372
Investment in KEYW	125	22,779
Other assets	11,065	7,201

Prepaid expenses and other assets	$87,619	$93,896

Mortgage and Other Investing Receivables

        Mortgage and other investing receivables consisted of the following (in thousands):

	December 31,
	2011	2010
Notes receivable from City of Huntsville	$17,741	$4,643
Mortgage loans receivable	10,257	14,227

	$27,998	$18,870

Our mortgage loans receivable reflected above at December 31, 2011 consisted of two loans secured by properties in Greater Baltimore and the Baltimore/Washington Corridor. Our note receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6). We did not have an allowance for credit losses in connection with these receivables at December 31, 2011 or December 31, 2010. The fair value of our mortgage and other investing receivables totaled $28.0 million at December 31, 2011 and $18.8 million at December 31, 2010.

Investment in The KEYW Holding Corporation

        Our investment in KEYW consists of common stock and warrants to purchase additional shares of common stock of KEYW, an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We owned 1.9 million shares, or approximately 7%, of KEYW's common stock at December 31, 2011 and 3.1 million shares, or approximately 12%, at December 31, 2010. The carrying value of our equity method investment in these common shares was $22.3 million at December 31, 2010, which was included in prepaid expenses and other assets on our consolidated balance sheet as of such date. In March 2011, we entered into a sales plan that complies with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, to sell up to 1.6 million shares of our KEYW common stock in 2011; we completed the sale of 1.2 million shares under this plan in 2011, resulting in $2.1 million in gain recognized. We used the equity method of

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Prepaid Expenses and Other Assets (Continued)

accounting for our investment in the common stock until the resignation of our Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW's common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings. Our investment in these common shares had a fair value of $13.8 million at December 31, 2011 based on the closing price of KEYW's common stock on the NASDAQ Stock Market on that date and is included in the line entitled "restricted cash and marketable securities" on our consolidated balance sheet.

        We acquired warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share in March 2010 for $210,000 and began accounting for such warrants as derivatives in November 2010 when KEYW became a publicly-traded company. We report these warrants at fair value. The estimated fair value of these warrants was $125,000, or $2.51 per warrant, at December 31, 2011 and $466,000, or $9.32 per warrant, at December 31, 2010.

        We recognized revenue from a lease with KEYW in one of our properties of $780,000 in 2011, $668,000 in 2010 and $315,000 in 2009.

Operating Notes Receivable

        We had operating notes receivable due from tenants with terms exceeding one year totaling $530,000 at December 31, 2011 and $655,000 at December 31, 2010. We carried allowances for estimated losses for most of these balances.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt

        Our debt consisted of the following (dollars in thousands):

		Carrying Value at
	Maximum Availability at December 31, 2011	December 31, 2011	December 31, 2010	Stated Interest Rates at December 31, 2011	Scheduled Maturity Dates at December 31, 2011
Mortgage and Other Secured Loans:
Fixed rate mortgage loans(1)	N/A	$1,052,421	$1,173,358	5.20% - 7.87%(2)	2012 - 2034
Revolving Construction Facility	N/A	—	142,339	N/A	N/A
Variable rate secured loans	N/A	39,213	310,555	LIBOR + 2.25%(3)	2015
Other construction loan facilities	123,802	40,336	16,753	LIBOR + 1.95% to 2.75%(4)	2012 - 2015

Total mortgage and other secured loans		1,131,970	1,643,005
Revolving Credit Facility(5)	$1,000,000	662,000	295,000	LIBOR + 1.75% to 2.50%(6)	September 1, 2014
Term Loan Facility	400,000	400,000	—	LIBOR + 1.65% to 2.40%(7)	September 1, 2015
Unsecured notes payable	N/A	5,050	1,947	0% (8)	2015 - 2026
Exchangeable Senior Notes:
4.25% Exchangeable Senior Notes	N/A	227,283	223,846	4.25%	April 2030
3.5% Exchangeable Senior Notes	N/A	—	159,883	N/A	N/A

Total debt		$2,426,303	$2,323,681

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying values of these loans reflect net unamortized premiums totaling $2.4 million at December 31, 2011 and $3.2 million at December 31, 2010.

(2)
The weighted average interest rate on these loans was 6.01% at December 31, 2011.

(3)
The interest rate on the loan outstanding at December 31, 2011 was 2.52%.

(4)
The weighted average interest rate on these loans was 2.82% at December 31, 2011.

(5)
As described further below, we entered into a credit agreement providing for a new unsecured revolving credit facility effective on September 1, 2011, after which our previously existing facility was extinguished.

(6)
The weighted average interest rate on the Revolving Credit Facility was 1.68% at December 31, 2011.

(7)
The interest rate on this loan was 2.18% at December 31, 2011.

(8)
These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates. The carrying value of these notes reflects an unamortized discount totaling $1.8 million at December 31, 2011 and $1.1 million at December 31, 2010.

        Effective September 1, 2011, we entered into a credit agreement providing for an unsecured revolving credit facility (the "Revolving Credit Facility") with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents. The lenders' aggregate commitment under the facility is $1.0 billion, with a right for us to increase the lenders' aggregate commitment to $1.5 billion, provided that there is no default under the facility. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement. The facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility. The

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 1.75% to 2.50%, as determined by our leverage levels. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%. As of December 31, 2011, the maximum amount of borrowing capacity under this facility totaled $1.0 billion, of which $329.6 million was available.

        Effective September 1, 2011, we entered into an unsecured term loan agreement ("Term Loan Agreement") with the same group of lenders as the Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement. The Term Loan Agreement matures on September 1, 2015, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.20% of the total availability of the agreement. The variable interest rate on the Term Loan Agreement is based on LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

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

        On April 7, 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030. Interest on the notes is payable on April 15 and October 15 of each year. The notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership's discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2011 and is equivalent to an exchange price of $47.96 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date). On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a "fundamental change," as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are guaranteed by us. The initial liability component of this debt issuance was $221.4 million and the equity component was $18.6 million. The carrying value of these notes included an unamortized discount totaling $12.7 million at December 31, 2011 and $16.2 million at December 31, 2010. The effective interest rate on the liability component, including amortization of the issuance costs, is 6.05%. Because the closing price of our common shares at December 31, 2011 and 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Years Ended December 31,
	2011	2010
Interest expense at stated interest rate	$10,200	$7,480
Interest expense associated with amortization of discount	3,437	2,445

Total	$13,637	$9,925

        Until September 15, 2011, the Operating Partnership had $162.5 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. These notes had an exchange settlement feature that provided that the notes were, under certain circumstances, exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, were exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares. On September 15, 2011, we repurchased these notes at 100% of the principal amount of $162.5 million after the holders of such notes surrendered them for repurchase pursuant to the terms of the notes and the related Indenture. The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%. The carrying value of these notes at December 31, 2010 included a principal amount of $162.5 million and an unamortized discount totaling $2.6 million. Because the closing price of our common shares at December 31, 2010 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Interest expense at stated interest rate	$4,013	$5,687	$5,687
Interest expense associated with amortization of discount	2,617	3,736	3,520

Total	$6,630	$9,423	$9,207

        At December 31, 2011, we were in default on a $15.2 million nonrecourse mortgage loan secured by a property with an estimated fair value of approximately $9 million that is included in our Strategic Reallocation Plan.

        Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2011, we were well within the compliance requirements of these financial covenants.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

        Our debt matures on the following schedule (in thousands):

2012	$66,063	(1)
2013	163,003	(2)
2014	820,780	(3)
2015	806,104	(4)
2016	278,642
Thereafter	303,879

Total	$2,438,471	(5)

(1)
Includes $16.8 million that may be extended for one year, subject to certain conditions.

(2)
Includes $17.9 million that may be extended for one year, subject to certain conditions.

(3)
Includes $662.0 million that may be extended for one year, subject to certain conditions.

(4)
Includes $405.6 million that may be extended for one year, subject to certain conditions.

(5)
Represents scheduled principal amortization and maturities only and therefore excludes net discounts of $12.2 million.

        Weighted average borrowings under our Revolving Credit Facilities totaled $482.3 million in 2011 and $337.2 million in 2010. The weighted average interest rate on our Revolving Credit Facilities was 1.65% in 2011 and 1.11% in 2010.

        We capitalized interest costs of $17.4 million in 2011, $16.5 million in 2010 and $15.5 million in 2009.

        The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed-rate debt	$1,284,754	$1,292,501	$1,559,034	$1,579,022
Variable-rate debt	1,141,549	1,139,856	764,647	769,247

	$2,426,303	$2,432,357	$2,323,681	$2,348,269

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Interest Rate Derivatives

        The following table sets forth the key terms and fair values of our interest rate swap derivatives at December 31, 2011 and 2010 (dollars in thousands):

						Fair Value at December 31,
Notional Amount		Fixed Rate		Effective Date	Expiration Date
			Floating Rate Index			2011	2010
$50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	$(1)	$(64)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	(1)	(64)
50,000		0.4400%	One-Month LIBOR	1/4/2011	1/3/2012	—	(34)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	(552)	(2,062)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(532)	(2,002)
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	55	N/A
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	56	N/A
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(66)	N/A
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(49)	N/A
39,213	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,054)	644
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	(16,333)	N/A
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	(12,275)	N/A
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	345	N/A
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	260	N/A

						$(30,147)	$(3,582)

(1)
The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)
As discussed below, these instruments were cash settled on January 5, 2012.

        Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

        On April 5, 2011, we entered into the two forward starting three-month LIBOR swaps set forth above with an effective date of September 30, 2011 for an aggregate notional amount of $175 million. We designated these swaps as cash flow hedges of interest payments on ten-year, fixed-rate borrowings forecasted to occur between August 2011 and April 2012. After meeting with our Board of Trustees on December 21, 2011, we determined that we would pursue other financing options and concluded that the originally forecasted borrowings were expected not to occur. Accordingly, the swaps no longer qualified for hedge accounting. On December 22, 2011, we entered into the two reverse three-month LIBOR swaps set forth above with an effective date of December 30, 2011 for an aggregate notional amount of $175 million in order to remove the majority of the variability in the termination value of the forward starting swaps entered into on April 5, 2011. We recognized aggregate net losses of $29.8 million on these interest rate swaps in December 2011. On January 5, 2012, we cash settled all of the forward starting swaps entered into on April 5, 2011 and December 22, 2011 and interest accrued thereon for an aggregate of $29.7 million.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Interest Rate Derivatives (Continued)

        The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$111	Prepaid expenses and other assets	$644
Interest rate swaps not designated as hedges	Prepaid expenses and other assets	605	N/A	N/A
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(2,255)	Interest rate derivatives	(4,226)
Interest rate swaps not designated as hedges	Interest rate derivatives	(28,608)	N/A	N/A

        The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income for 2011and 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Amount of loss recognized in AOCL (effective portion)	$(31,531)	$(5,473)	$(3,253)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(4,601)	(3,689)	(6,680)
Amount of loss reclassified from AOCL to loss on interest rate derivatives upon discontinuing hedge accounting	28,430	—	—
Amount of loss on interest rate derivatives recognized subsequent to such derivatives no longer being designated as hedges	1,375	—	—
Amount of loss recognized in interest expense (ineffective portion and amount excluded from effectiveness testing	—	—	(261)

Over the next 12 months, we estimate that approximately $2.4 million will be reclassified from AOCL as an increase to interest expense.

        We have agreements with each of our interest rate derivative counterparties that contain provisions under which if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations. These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties. Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements. As of December 31, 2011, the fair value of interest rate derivatives in a liability position related to these agreements was $30.9 million, excluding the effects of accrued interest. As of December 31, 2011, we had not posted any collateral related to these agreements. We are not in default with any of these provisions. If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $33.3 million.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Shareholders' Equity

Preferred Shares

        At December 31, 2011, we had 15.0 million preferred shares of beneficial interest ("preferred shares") authorized at $0.01 par value. The table below sets forth additional information pertaining to our preferred shares (dollars in thousands, except per share data):

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

        Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares are also convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by our Board of Trustees). In the case of each series of preferred shares, there is a series of preferred units in the Operating Partnership owned by us that carries substantially the same terms.

Common Shares

        During 2010 and 2011, we completed the following public offerings of common shares:

  •
  7.475 million common shares in November 2010 at a public offering price of $34.25 per share for net proceeds of $245.8 million after underwriting discounts but before offering expenses; and

  •
  4.6 million common shares in May 2011 at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriter discounts but before offering expenses.

        Holders of common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit in the amount of 100,939 in 2011, 663,498 in 2010 and 2,841,394 in 2009.

        We declared dividends per common share of $1.65 in 2011, $1.61 in 2010 and $1.53 in 2009.

        See Note 14 for disclosure of common share activity pertaining to our share-based compensation plans.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Shareholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The table below sets forth activity in the accumulated other comprehensive loss component of shareholders' equity (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Beginning balance	$(4,163)	$(1,907)	$(4,749)
Amount of loss recognized in AOCL (effective portion)	(31,531)	(5,473)	(3,253)
Amount of loss reclassified from AOCL to income (effective portion)	4,601	3,689	6,680
Amount of loss reclassified from AOCL to loss on interest rate derivatives upon discontinuing hedge accounting	28,430	—	—
Adjustment to AOCL attributable to noncontrolling interests	930	(472)	(585)

Ending balance	$(1,733)	$(4,163)	$(1,907)

        The table below sets forth total comprehensive (loss) income and total comprehensive (loss) income attributable to COPT (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net (loss) income	$(124,318)	$45,504	$61,299
Amount of loss recognized in AOCL	(31,531)	(5,473)	(3,253)
Amount of loss reclassified from AOCL to income	4,601	3,689	6,680
Amount of loss reclassified from AOCL to loss on interest rate derivatives upon discontinuing hedge accounting	28,430	—	—

Total comprehensive (loss) income	(122,818)	43,720	64,726
Net loss (income) attributable to noncontrolling interests	6,643	(2,744)	(4,970)
Other comprehensive (income) loss attributable to noncontrolling interests	(16)	153	(349)

Total comprehensive (loss) income attributable to COPT	$(116,191)	$41,129	$59,407

13. Noncontrolling Interests

        As discussed previously, we consolidate the accounts of our Operating Partnership and its subsidiaries into our financial statements. However, we do not own 100% of the Operating Partnership. We also do not own 100% of certain consolidated entities. The amounts reported for noncontrolling interests on our consolidated balance sheets represent the portion of these consolidated entities' equity that we do not own. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities' net income not allocated to us.

        Common units of the Operating Partnership are substantially similar economically to our common shares. Common units not owned by us are also exchangeable into our common shares, subject to certain conditions.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Noncontrolling Interests (Continued)

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

14. Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

        On May 13, 2010, we adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan. We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5,900,000 common shares of beneficial interest to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes restricted share transactions under our share-based compensation plans for 2009, 2010 and 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	562,428	$35.69
Granted	340,660	25.30
Forfeited	(5,081)	29.83
Vested	(229,017)	35.74

Unvested at December 31, 2009	668,990	30.43
Granted	290,956	37.74
Forfeited	(13,986)	34.38
Vested	(276,102)	32.24

Unvested at December 31, 2010	669,858	32.77
Granted	320,284	33.68
Forfeited	(18,058)	34.23
Vested	(323,706)	32.86

Unvested at December 31, 2011	648,378	$33.13

Restricted shares expected to vest	631,169	$33.13

        The aggregate intrinsic value of restricted shares that vested was $11.2 million in 2011, $10.3 million in 2010 and $5.9 million in 2009.

        Our Board of Trustees made the following grants of Performance Share Units ("PSUs") to executives:

  •
  100,645 PSUs on March 4, 2010 (the "2010 PSU Grants"). Certain executives voluntarily cancelled 58,105 of these PSUs in 2011 and the remaining PSUs were outstanding at December 31, 2011. We recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations; and

  •
  56,883 PSUs on March 3, 2011 (the "2011 PSU Grants") which were all outstanding at December 31, 2011.

The PSUs have a performance period beginning on the respective grant dates and concluding the earlier of three years from the respective grant dates or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, "qualified termination"); or (2) a sale event. The number of PSUs earned ("earned PSUs") at the end of the respective performance periods will be determined based on the percentile

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

rank of the Company's total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th or greater	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles. At the end of the respective performance periods, we, in settlement of the award, will issue a number of fully-vested common shares equal to the sum of:

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

        We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for PSUs granted in 2010 and 2011 are set forth below:

	For the Years Ended December 31,
	2011	2010
Grant date fair value	$49.15	$53.31
Baseline common share value	$35.17	$37.84
Expected volatility of common shares	61.1%	62.2%
Risk-free interest rate	1.32%	1.38%

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes option transactions under our share-based compensation plans for 2009, 2010 and 2011 (dollars in thousands, except per share data):

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,949,319	$7.38 - $57.00	$25.96	5	$18,744
Granted—2009	50,000	$29.98 - $37.61	$31.51
Forfeited/Expired—2009	(32,812)	$25.52 - $53.16	$44.33
Exercised—2009	(464,601)	$7.38 - $35.87	$11.25

Outstanding at December 31, 2009	1,501,906	$8.63 - $57.00	$30.29	5	$14,579
Forfeited/Expired—2010	(34,966)	$41.33 - $49.60	$46.59
Exercised—2010	(278,656)	$8.63 - $42.07	$16.42

Outstanding at December 31, 2010	1,188,284	$9.54 - $57.00	$33.07	5	$7,987
Forfeited/Expired—2011	(51,598)	$22.49 - $50.59	$42.82
Exercised—2011	(191,264)	$9.54 - $30.25	$12.82

Outstanding at December 31, 2011	945,422	$13.40 - $57.00	$36.63	4	$510

Exercisable at December 31, 2009	1,389,141	(1)	$29.42

Exercisable at December 31, 2010	1,188,284	(2)	$33.07

Exercisable at December 31, 2011	945,422	(3)	$36.63

(1)
83,441 of these options had an exercise price ranging from $8.63 to $10.99; 345,792 had an exercise price ranging from $11.00 to $16.99; 172,914 had an exercise price ranging from $17.00 to $25.99; 190,287 had an exercise price ranging from $26.00 to $34.99; 343,040 had an exercise price ranging from $35.00 to $43.99; and 253,667 had an exercise price ranging from $44.00 to $57.00.

(2)
231,946 of these options had an exercise price ranging from $9.54 to $16.73; 246,103 had an exercise price ranging from $16.74 to $30.04; 205,012 had an exercise price ranging from $30.05 to $41.28; 253,607 had an exercise price ranging from $41.29 to $45.24; and 251,616 had an exercise price ranging from $45.25 to $57.

(3)
53,957 of these options had an exercise price ranging from $13.40 to $16.73; 225,903 had an exercise price ranging from $16.74 to $30.04; 198,762 had an exercise price ranging from $30.05 to $41.28; and 466,800 had an exercise price ranging from $41.29 to $57.00.

        The aggregate intrinsic value of options exercised was $4.0 million in 2011, $5.9 million in 2010 and $10.4 million in 2009.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

        We computed share-based compensation expense for options under the fair value method using the Black-Scholes option-pricing model; the weighted average assumptions we used in that model for options granted in 2009 are set forth below:

Weighted average fair value of grants on grant date	$10.15
Risk-free interest rate(1)	2.20%
Expected life-years	5.32
Expected volatility(2)	47.71%
Expected dividend yield(3)	3.77%

(1)
Ranged from 2.08% to 2.70%.

(2)
Ranged from 47.60% to 48.17%.

(3)
Ranged from 3.73% to 3.93%.

        We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax benefit of $47,000 in 2011 and windfall tax shortfall of $152,000 in 2009 on options exercised and vesting restricted shares in connection with employees of our subsidiaries that are subject to income tax.

        The table below sets forth our reporting for share based compensation expense (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
General and administrative expenses	$9,077	$7,511	$5,964
Property operating expenses	2,843	2,543	3,172
Capitalized to development activities	2,347	1,791	1,466

Share-based compensation expense	$14,267	$11,845	$10,602

        The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of: 0% for PSUs and 0% to 4% for restricted shares for 2011 and 2010; and 0% for options and 2% to 5% for restricted shares for 2009.

        As of December 31, 2011, all of our options are vested and fully expensed. As of December 31, 2011, there was $12.5 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2011, there was $2.9 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average performance period of approximately two years.

401(k) Plan

        We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to contribute up to 90% of their compensation, as defined in the Plan, per pay period on a before-tax basis or after-tax basis, or a combination of both, subject to limitations under the Internal Revenue Code of 1986 (the "IRC"), as amended. Participants who are 50 years of age or older by the end of a particular plan year and have contributed the maximum 401(k) deferral amount allowed under the plan for that year are eligible to contribute an additional portion of their annual

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Compensation and Employee Benefit Plans (Continued)

compensation on a before-tax basis as catch-up contributions, up to the annual limit under the IRC. We match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the plan and 50% of the next 5% in participant contributions to the plan (representing an aggregate match by us of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the plan). Participants' contributions are fully vested. Participants are 50% vested in Company matching contributions after one year of credited service and 100% vested after two years of credited service. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $1.1 million in 2011, $1.0 million in 2010 and $969,000 in 2009. The 401(k) plan is fully funded at December 31, 2011.

Deferred Compensation Plan

        We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. Deferred compensation related to an employee contribution is charged to expense and is fully vested. The balance of the plan, which was fully funded, totaled $7.6 million at December 31, 2011 and $8.2 million at December 31, 2010, and is included in the accompanying consolidated balance sheets.

15. Operating Leases

        We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our properties at December 31, 2011 were as follows (in thousands):

Year Ending December 31,
2012	$377,917
2013	335,816
2014	291,088
2015	237,279
2016	180,345
Thereafter	502,663

$1,925,108

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment

        As of December 31, 2011, we had nine primary office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio, Washington, DC—Capitol Riverfront; St. Mary's & King George Counties; Greater Baltimore; Suburban Maryland; Colorado Springs; and Greater Philadelphia;). We also had a wholesale data center segment.

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

	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC—Capitol Riverfront	St. Mary's & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Wholesale Data Center	Other	Total
Year Ended December 31, 2011
Revenues from real estate operations	$218,051	$74,214	$30,066	$17,878	$14,366	$70,668	$21,982	$23,860	$7,458	$5,054	$12,235	$495,832
Property operating expenses	81,859	29,644	14,864	6,888	4,320	30,597	9,517	9,822	1,814	3,489	3,202	196,016

NOI from real estate operations	$136,192	$44,570	$15,202	$10,990	$10,046	$40,071	$12,465	$14,038	$5,644	$1,565	$9,033	$299,816

Additions to properties, net	$79,580	$54,565	$6,040	$2,156	$12,293	$28,703	$12,365	$4,108	$17,250	$67,909	$45,997	$330,966

Segment assets at December 31, 2011	$1,401,082	$583,695	$161,419	$108,366	$105,599	$506,415	$173,749	$208,316	$138,623	$196,881	$283,379	$3,867,524

Year Ended December 31, 2010
Revenues from real estate operations	$207,456	$75,063	$21,673	$4,678	$13,967	$71,850	$21,759	$24,897	$6,299	$1,062	$13,024	$461,728
Property operating expenses	77,340	28,115	10,447	1,758	4,340	31,491	9,657	9,137	2,274	1,202	4,002	179,763

NOI from real estate operations	$130,116	$46,948	$11,226	$2,920	$9,627	$40,359	$12,102	$15,760	$4,025	$(140)	$9,022	$281,965

Additions to properties, net	$90,054	$108,438	$19,064	$92,811	$7,090	$38,586	$4,434	$3,499	$20,714	$125,636	$15,084	$525,410

Segment assets at December 31, 2010	$1,392,524	$545,560	$154,787	$120,492	$99,412	$585,001	$176,776	$265,119	$122,734	$129,815	$252,297	$3,844,517

Year Ended December 31, 2009
Revenues from real estate operations	$197,610	$79,132	$13,566	$—	$13,960	$58,275	$19,620	$23,125	$7,983	$—	$13,584	$426,855
Property operating expenses	72,902	30,111	4,479	—	3,491	25,560	8,393	7,391	1,271	—	3,808	157,406

NOI from real estate operations	$124,708	$49,021	$9,087	$—	$10,469	$32,715	$11,227	$15,734	$6,712	$—	$9,776	$269,449

Additions to properties, net	$98,437	$7,673	$38,353	$—	$2,200	$124,637	$24,022	$22,593	$9,126	$—	$3,960	$331,001

Segment assets at December 31, 2009	$1,332,579	$451,965	$134,986	$—	$94,732	$569,590	$179,453	$270,358	$105,372	$—	$240,987	$3,380,022

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment (Continued)

        The following table reconciles our segment revenues from real estate operations to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Segment revenues from real estate operations	$495,832	$461,728	$426,855
Construction contract and other service revenues	84,345	104,675	343,087
Less: Revenues from discontinued operations (Note 18)	(23,336)	(28,805)	(32,314)

Total revenues	$556,841	$537,598	$737,628

        The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Segment property operating expenses	$196,016	$179,763	$157,406
Less: Property operating expenses from discontinued operations (Note 18)	(9,183)	(10,438)	(11,433)

Total property operating expenses	$186,833	$169,325	$145,973

        As previously discussed, we provide real estate services such as property management and construction and development services primarily for our properties but also for third parties. The primary manner in which we evaluate the operating performance of our service activities is through a measure we define as net operating income from service operations ("NOI from service operations"), which is based on the net of the revenues and expenses from these activities. Construction contract and other service revenues and expenses consist primarily of subcontracted costs that are reimbursed to us by the customer along with a management fee. The operating margins from these activities are small relative to the revenue. We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations. The table below sets forth the computation of our NOI from service operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Construction contract and other service revenues	$84,345	$104,675	$343,087
Construction contract and other service expenses	(81,639)	(102,302)	(336,519)

NOI from service operations	$2,706	$2,373	$6,568

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Information by Business Segment (Continued)

        The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
NOI from real estate operations	$299,816	$281,965	$269,449
NOI from service operations	2,706	2,373	6,568
Interest and other income	5,603	9,568	5,164
Equity in (loss) income of unconsolidated entities	(331)	1,376	(941)
Income tax benefit (expense)	10,679	(108)	(196)
Other adjustments:
Depreciation and amortization associated with real estate operations	(127,444)	(113,234)	(97,869)
Impairment losses	(127,765)	—	—
General and administrative expenses	(25,843)	(24,008)	(23,240)
Business development expenses	(3,195)	(4,197)	(3,699)
Interest expense on continuing operations	(101,281)	(98,748)	(79,789)
NOI from discontinued operations	(14,153)	(18,367)	(20,881)
Loss on interest rate derivatives	(29,805)	—	—
Loss on early extinguishment of debt	(1,683)	—	—

(Loss) income from continuing operations	$(112,696)	$36,620	$54,566

        The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes. We did not allocate interest expense, depreciation and amortization and impairment losses to our real estate segments since they are not included in the measure of segment profit reviewed by management. We also did not allocate general and administrative expenses, business development expenses, interest and other income, equity in (loss) income of unconsolidated entities, income taxes, loss on early extinguishment of debt, loss on interest rate derivatives and noncontrolling interests because these items represent general corporate items not attributable to segments.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        The differences between taxable income reported on our income tax return (estimated 2011 and actual 2010 and 2009) and net income as reported on our consolidated statements of operations are set forth below (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
	(Estimated)
Net (loss) income	$(124,318)	$45,504	$61,299
Adjustments:
Rental revenue recognition	(10,708)	(9,192)	(1,646)
Compensation expense recognition	(1,298)	(4,820)	(5,240)
Operating expense recognition	751	280	1,061
Gain on sales of properties	1,154	6,548	—
Impairment losses	151,021	—	—
Loss on interest rate derivatives	29,805	—	—
Gains from non-real estate investments	4,447	(6,994)	(1,029)
Income from service operations	(16,047)	(1,628)	303
Income tax expense	10,679	119	196
Depreciation and amortization	44,070	42,365	36,031
Discounts/premiums included in interest expense	5,540	5,841	3,412
Income from unconsolidated entities	(374)	(244)	(12)
Noncontrolling interests, gross	(4,891)	(3,288)	(5,813)
Other	88	2,173	(1,947)

Taxable income	$89,919	$76,664	$86,615

        For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Ordinary income	56.9%	59.7%	87.5%	85.9%	88.3%	100.0%
Long term capital gain	9.4%	8.0%	0.0%	14.1%	11.7%	0.0%
Return of capital	33.7%	32.3%	12.5%	0.0%	0.0%	0.0%

        We distributed all of our REIT taxable income in 2011, 2010 and 2009 and, as a result, did not incur Federal income tax in those years on such income.

        The net basis of our assets and liabilities for tax reporting purposes is approximately $369 million lower than the amount reported on our consolidated balance sheet at December 31, 2011, which is primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        We own a taxable REIT subsidiary ("TRS") that is subject to Federal and state income taxes. Our TRS had (loss) income before income taxes under GAAP of $(27.7) million in 2011, $345,000 in 2010 and $506,000 in 2009. Our TRS' provision for income tax consisted of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Deferred
Federal	$(8,760)	$(64)	$115
State	(1,938)	(14)	25

	(10,698)	(78)	140

Current
Federal	16	161	46
State	3	36	10

	19	197	56

Total income tax (benefit) expense	$(10,679)	$119	$196

Reported on line entitled income tax (benefit) expense	$(10,679)	$108	$196
Reported on line entitled gain on sales of real estate, net	—	11	—

Total income tax (benefit) expense	$(10,679)	$119	$196

        A reconciliation of our TRS' Federal statutory rate to the effective tax rate for income tax reported on our statements of operations is set forth below:

	For the Years Ended December 31,
	2011	2010	2009
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.2%	4.6%
Other	0.0%	(3.5)%	0.1%

Effective tax rate	38.6%	34.7%	38.7%

        Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

        We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Discontinued Operations and Assets Held for Sale

        Income from discontinued operations primarily includes revenues and expenses associated with the following properties:

  •
  11101 McCormick Road in Greater Baltimore that was sold on February 1, 2010;

  •
  431 and 437 Ridge Road in Central New Jersey (included in the Other region) that were sold on September 8, 2010;

  •
  1344 and 1348 Ashton Road and 1350 Dorsey Road in the Baltimore/Washington Corridor that were sold on May 24, 2011;

  •
  216 Schilling Circle in Greater Baltimore that was sold on August 23, 2011;

  •
  four properties comprising the Towson Portfolio in Greater Baltimore that were sold on September 29, 2011;

  •
  11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

  •
  10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

  •
  13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011; and

  •
  11 operating properties classified as held for sale as of December 31, 2011, including the following:

  •
  222, 224 and 226 Schilling Circle in Greater Baltimore;

  •
  8114 Sandpiper Circle in Greater Baltimore;

  •
  three properties comprising the White Marsh Professional Center in Greater Baltimore;

  •
  8615 Ridgely's Choice Drive in Greater Baltimore;

  •
  11800 Tech Road in Suburban Maryland; and

  •
  15 and 45 West Gude Drive in Suburban Maryland;

        Certain reclassifications have been made in prior periods to reflect discontinued operations consistent with the current period presentation. The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue from real estate operations	$23,336	$28,805	$32,314
Property operating expenses	(9,183)	(10,438)	(11,433)
Depreciation and amortization	(6,687)	(10,009)	(11,517)
Impairment losses	(23,256)	—	—
Interest expense	(3,020)	(3,380)	(2,631)
Loss on early extinguishment of debt	(340)	—	—
Gain on sales of real estate	4,807	1,077	—

Discontinued operations	$(14,343)	$6,055	$6,733

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Discontinued Operations and Assets Held for Sale (Continued)

        The table below sets forth the components of assets held for sale on our consolidated balance sheets as of December 31, 2011 (in thousands):

Properties, net	$108,356
Deferred rent receivable	2,800
Intangible assets on real estate acquisitions, net	1,737
Deferred leasing costs, net	3,723

Assets held for sale, net	$116,616

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Share ("EPS") (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2011	2010	2009
Numerator:
(Loss) income from continuing operations	$(112,696)	$36,620	$54,566
Gain on sales of real estate, net	2,721	2,829	—
Preferred share dividends	(16,102)	(16,102)	(16,102)
Loss (income) from continuing operations attributable to noncontrolling interests	5,703	(2,300)	(4,322)
Income from continuing operations attributable to restricted shares	(1,037)	(1,071)	(1,010)

Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$(121,411)	$19,976	$33,132
Discontinued operations	(14,343)	6,055	6,733
Discontinued operations attributable to noncontrolling interests	940	(444)	(648)

Numerator for basic and diluted EPS on net (loss) income attributable to COPT common shareholders	$(134,814)	$25,587	$39,217

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	69,382	59,611	55,930
Dilutive effect of share-based compensation awards	—	333	477

Denominator for diluted EPS	69,382	59,944	56,407

Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(1.75)	$0.34	$0.59
Discontinued operations attributable to COPT common shareholders	(0.19)	0.09	0.11

Net (loss) income attributable to COPT common shareholders	$(1.94)	$0.43	$0.70

Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(1.75)	$0.34	$0.59
Discontinued operations attributable to COPT common shareholders	(0.19)	0.09	0.11

Net (loss) income attributable to COPT common shareholders	$(1.94)	$0.43	$0.70

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Share ("EPS") (Continued)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective years (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2011	2010	2009
Conversion of common units	4,355	4,608	5,717
Conversion of convertible preferred units	176	176	176
Conversion of convertible preferred shares	434	434	434

        The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

  •
  weighted average restricted shares of 638,000 for 2011, 666,000 for 2010 and 662,000 for 2009; and

  •
  weighted average options of 712,000 for 2011, 653,000 for 2010 and 814,000 for 2009.

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

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (Unaudited)

        The tables below set forth selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$137,489	$142,833	$137,517	$139,002

Operating income (loss)	$4,007	$12,836	$30,761	$(43,482)

(Loss) income from continuing operations	$(20,366)	$(5,524)	$4,283	$(91,089)

Discontinued operations	$(901)	$(20,499)	$3,187	$3,870

Net (loss) income	$(18,566)	$(26,007)	$7,470	$(87,215)
Net loss (income) attributable to noncontrolling interests	776	1,783	(904)	4,988

Net (loss) income attributable to COPT	(17,790)	(24,224)	6,566	(82,227)
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net (loss) income attributable to COPT common shareholders	$(21,815)	$(28,250)	$2,541	$(86,253)

Basic earnings per share:
Loss from continuing operations	$(0.32)	$(0.14)	$(0.01)	$(1.26)

Net (loss) income attributable to COPT common shareholders	$(0.33)	$(0.42)	$0.03	$(1.21)

Diluted earnings per share:
Loss from continuing operations	$(0.32)	$(0.14)	$(0.01)	$(1.26)

Net (loss) income attributable to COPT common shareholders	$(0.33)	$(0.42)	$0.03	$(1.21)

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Data (Unaudited) (Continued)

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$142,325	$129,163	$121,915	$144,195

Operating income	$29,747	$32,718	$29,233	$32,834

Income from continuing operations	$8,890	$7,891	$4,528	$15,311

Discontinued operations	$1,768	$925	$1,921	$1,441

Net income	$10,675	$9,151	$8,926	$16,752
Net income attributable to noncontrolling interests	(737)	(685)	(94)	(1,228)

Net income attributable to COPT	9,938	8,466	8,832	15,524
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)

Net income attributable to COPT common shareholders	$5,913	$4,440	$4,807	$11,498

Basic earnings per share:
Income from continuing operations	$0.07	$0.06	$0.05	$0.16

Net income attributable to COPT common shareholders	$0.10	$0.07	$0.08	$0.18

Diluted earnings per share:
Income from continuing operations	$0.07	$0.06	$0.05	$0.16

Net income attributable to COPT common shareholders	$0.10	$0.07	$0.08	$0.18

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

Joint Ventures

        In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

indemnifications and guarantees against fraud and misrepresentation and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $65 million. We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement so long as we continue to manage the properties. In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%. Management estimates that the aggregate fair value of the guarantees is not material and would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

        We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland. As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained. We owned a 50% interest in one such joint venture as of December 31, 2011.

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

Tax Incremental Financing Obligation

        In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North. The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds. We recognized a $4.4 million liability through December 31, 2011 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Ground Leases

        We are obligated as lessee under two ground leases that expire in 2099 and 2100. Future minimum rental payments due under the terms of these leases, including future minimum rent increases effective

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

beginning in 2020 and 2021, respectively, and every ten years thereafter, as of December 31, 2011 follow (in thousands):

Year Ending December 31,
2012	$483
2013	483
2014	483
2015	483
2016	483
Thereafter	61,789

$64,204

Environmental Indemnity Agreement

        We agreed to provide certain environmental indemnifications in connection with a lease and subsequent sale of three New Jersey properties. The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete. Under the environmental indemnification agreement, we agreed to the following:

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

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in Thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
1000 Redstone Gateway (O)	Huntsville, AL	$5,632	$—	$14,142	$—	$—	$14,142	$14,142	$—	(7)	3/23/10
10150 York Road (O)	Hunt Valley, MD	—	2,700	11,623	5,564	2,700	17,187	19,887	(6,440)	1985	4/15/04
10270 Old Columbia Road (O)	Columbia, MD	1,090	751	957	231	751	1,188	1,939	(208)	1988/2001	1/9/07
10280 Old Columbia Road (O)	Columbia, MD	1,107	756	1,205	151	756	1,356	2,112	(162)	1988/2001	1/9/07
10290 Old Columbia Road (O)	Columbia, MD	701	490	102	322	490	424	914	(174)	1988/2001	1/9/07
1055 North Newport Road (O)	Colorado Springs, CO	—	972	9,523	—	972	9,523	10,495	(956)	2007 - 2008	5/19/06
10807 New Allegiance Drive (O)	Colorado Springs, CO	—	1,840	14,924	71	1,840	14,995	16,835	(1,280)	2009	9/28/05
1099 Winterson Road (O)	Linthicum, MD	12,012	1,323	5,293	2,281	1,323	7,574	8,897	(3,012)	1988	4/30/98
110 Thomas Johnson Drive (O)	Frederick, MD	—	2,810	12,075	843	2,810	12,918	15,728	(2,142)	1987/1999	10/21/05
1101 Sentry Gateway (O)	San Antonio, TX	—	1,178	10,269	—	1,178	10,269	11,447	(43)	2011	7/16/08
11311 McCormick Road (O)	Hunt Valley, MD	—	2,308	21,310	7,132	2,308	28,442	30,750	(6,023)	1984/1994	12/22/05
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	9	364	3,118	3,482	(800)	2002	6/30/00
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(5,973)	2007	9/15/06
11800 Tech Road (O)	Silver Spring, MD	15,440	4,574	19,703	2,505	4,574	22,208	26,782	(6,886)	1989	8/1/02
1190 Winterson Road (O)	Linthicum, MD	11,291	1,335	5,340	3,930	1,335	9,270	10,605	(4,801)	1987	4/30/98
1199 Winterson Road (O)	Linthicum, MD	18,578	1,599	6,395	3,063	1,599	9,458	11,057	(4,255)	1988	4/30/98
1201 M Street (O)	Washington, DC	37,479	—	49,785	1,262	—	51,047	51,047	(2,336)	2001	9/28/10
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	460	1,288	5,614	6,902	(1,907)	1985	4/30/98
1220 12th Street, SE (O)	Washington, DC	30,827	—	42,682	1,238	—	43,920	43,920	(2,168)	2003	9/28/10
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/01
12515 Academy Ridge View (O)	Colorado Springs, CO	—	2,612	7,006	—	2,612	7,006	9,618	(633)	2006	6/26/09
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	2,633	2,078	10,946	13,024	(4,239)	1996	11/18/99
1304 Concourse Drive (O)	Linthicum, MD	9,276	1,999	12,934	362	1,999	13,296	15,295	(4,190)	2002	11/18/99
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	1,932	2,796	13,118	15,914	(4,540)	1990	11/18/99
131 National Business Parkway (O)	Annapolis Junction, MD	7,049	1,906	7,623	2,241	1,906	9,864	11,770	(3,540)	1990	9/28/98
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	2,359	2,917	14,618	17,535	(5,970)	2000	5/28/99
13200 Woodland Park Road (O)	Herndon, VA	—	10,428	41,711	13,757	10,428	55,468	65,896	(17,100)	2002	6/2/03
133 National Business Parkway (O)	Annapolis Junction, MD	9,432	2,517	10,068	4,202	2,517	14,270	16,787	(5,503)	1997	9/28/98
1331 Ashton Road (O)	Hanover, MD	—	587	2,346	311	587	2,657	3,244	(848)	1989	4/28/99
1334 Ashton Road (O)	Hanover, MD	—	736	2,446	2,319	736	4,765	5,501	(1,820)	1989	4/28/99
134 National Business Parkway (O)	Annapolis Junction, MD	19,200	3,684	7,517	1,700	3,684	9,217	12,901	(3,678)	1999	11/13/98
1340 Ashton Road (O)	Hanover, MD	—	905	3,619	1,040	905	4,659	5,564	(1,755)	1989	4/28/99
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	566	306	1,789	2,095	(662)	1989	4/28/99
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(355)	1989	4/28/99
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	1,818	1,386	7,394	8,780	(2,539)	1998	7/25/03
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	3,162	2,899	15,148	18,047	(3,940)	1998	7/25/03

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
135 National Business Parkway (O)	Annapolis Junction, MD	10,105	2,484	9,750	1,634	2,484	11,384	13,868	(4,611)	1998	12/30/98
1362 Mellon Road (O)	Hanover, MD	—	1,706	8,404	—	1,706	8,404	10,110	(636)	2006	2/10/06
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	631	3,407	24,798	28,205	(5,064)	2003	12/31/03
141 National Business Parkway (O)	Annapolis Junction, MD	9,902	2,398	9,590	1,755	2,398	11,345	13,743	(4,043)	1990	9/28/98
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	798	3,731	16,751	20,482	(4,033)	1999	9/29/04
1460 Dorsey Road (L)	Hanover, MD	—	1,800	—	—	1,800	—	1,800	—	(8)	2/28/06
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	37	1,572	8,212	9,784	(3,223)	2000	7/25/03
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	21	1,615	8,379	9,994	(3,262)	2000	7/25/03
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	3,192	3,436	17,594	21,030	(5,049)	1999	7/25/03
15 West Gude Drive (O)	Rockville, MD	—	3,120	16,150	3,642	3,120	19,792	22,912	(3,519)	1986	4/7/05
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,180	14,672	5,193	61,852	67,045	(18,873)	1989	11/30/01
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	34,059	2,510	27,964	36,569	64,533	(3,492)	2006	10/27/09
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	167	3,500	42,088	45,588	(5,447)	2006	11/30/01
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	718	4,415	21,083	25,498	(6,510)	1997	8/14/02
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	1,030	5,753	14,645	20,398	(4,456)	2000	8/14/02
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(1,274)	2009	10/28/09
1550 Westbranch Drive (O)	McLean, VA	—	5,595	26,212	116	5,595	26,328	31,923	(1,479)	2002	6/28/10
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	6	1,097	3,776	4,873	(537)	1985/2007	6/19/08
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	11	2,299	6,556	8,855	(910)	1985/2006	6/19/08
16442 Commerce Drive (O)	Dahlgren, VA	2,352	613	2,582	538	613	3,120	3,733	(571)	2002	12/21/04
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	164	1,856	7,589	9,445	(1,446)	2000	12/28/04
16501 Commerce Drive (O)	Dahlgren, VA	1,923	522	2,090	176	522	2,266	2,788	(527)	2002	12/21/04
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,371	688	4,231	4,919	(996)	1990	12/21/04
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,030	773	4,124	4,897	(946)	1996	12/21/04
16543 Commerce Drive (O)	Dahlgren, VA	1,603	436	1,742	1	436	1,743	2,179	(305)	2002	12/21/04
1670 North Newport Road (O)	Colorado Springs, CO	4,480	853	6,014	581	853	6,595	7,448	(515)	1986/1987	9/30/05
1751 Pinnacle Drive (O)	McLean, VA	31,060	10,486	42,339	11,501	10,486	53,840	64,326	(14,013)	1989/1995	9/23/04
1753 Pinnacle Drive (O)	McLean, VA	25,064	8,275	34,353	8,421	8,275	42,774	51,049	(9,203)	1976/2004	9/23/04
1915 Aerotech Drive (O)	Colorado Springs, CO	3,394	556	3,094	471	556	3,565	4,121	(954)	1985	6/8/06
1925 Aerotech Drive (O)	Colorado Springs, CO	3,717	556	3,067	385	556	3,452	4,008	(623)	1985	6/8/06
200 International Circle (O)	Hunt Valley, MD	—	2,016	10,851	3,604	2,016	14,455	16,471	(3,424)	1987	12/22/05
201 International Circle (O)	Hunt Valley, MD	—	1,303	6,071	2,092	1,303	8,163	9,466	(2,028)	1982	12/22/05

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	60	726	31,151	31,877	(3,243)	2007	10/5/07
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	15,956	—	1,813	15,956	17,769	—	(7)	9/14/07
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	16,063	—	1,045	16,063	17,108	(458)	2010	9/14/07
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	13,081	—	1,065	13,081	14,146	(192)	2010	9/14/07
222 Schilling Circle (O)	Hunt Valley, MD	—	754	857	443	754	1,300	2,054	(109)	1978/1997	1/10/07
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	820	1,422	6,539	7,961	(1,669)	2000	3/24/04
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	620	1,362	6,411	7,773	(1,866)	1998	3/24/04
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	169	1,094	5,207	6,301	(1,369)	1997	11/9/04
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	204	2,243	10,623	12,866	(3,059)	1984/1997	3/24/04
224 Schilling Circle (O)	Hunt Valley, MD	—	734	468	866	734	1,334	2,068	(262)	1978/1997	1/10/07
226 Schilling Circle (O)	Hunt Valley, MD	—	1,877	9,891	392	1,877	10,283	12,160	(2,066)	1980	12/22/05
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	223	692	3,274	3,966	(650)	1984	3/24/04
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(3,040)	2000	3/4/03
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	4,934	2,098	22,268	24,366	(3,783)	2005	5/26/00
2701 Technology Drive (O)	Annapolis Junction, MD	14,044	1,737	15,266	55	1,737	15,321	17,058	(4,970)	2001	5/26/00
2711 Technology Drive (O)	Annapolis Junction, MD	19,709	2,251	21,611	1,032	2,251	22,643	24,894	(7,170)	2002	11/13/00
2720 Technology Drive (O)	Annapolis Junction, MD	24,511	3,863	29,272	36	3,863	29,308	33,171	(5,369)	2004	1/31/02
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	33	4,611	14,630	19,241	(4,451)	2000	10/21/99
2730 Hercules Road (O)	Annapolis Junction, MD	33,327	8,737	31,612	2,829	8,737	34,441	43,178	(10,797)	1990	9/28/98
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,342	5,220	3,207	21,562	24,769	(2,924)	1982/2008	12/20/05
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	58,445	119	1,517	58,564	60,081	(2,564)	2009	11/14/03
302 Sentinel Drive (O)	Annapolis Junction, MD	23,111	2,648	29,395	330	2,648	29,725	32,373	(2,873)	2007	11/14/03
304 Sentinel Drive (O)	Annapolis Junction, MD	37,280	3,411	24,917	105	3,411	25,022	28,433	(3,716)	2005	11/14/03
306 Sentinel Drive (O)	Annapolis Junction, MD	21,353	3,260	22,592	59	3,260	22,651	25,911	(2,973)	2006	11/14/03
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	25,357	—	1,422	25,357	26,779	(460)	2010	11/14/03
310 The Bridge Street (O)	Huntsville, AL	—	261	26,576	—	261	26,576	26,837	(535)	2009	8/4/11
3120 Fairview Park Drive (O)	Falls Church, VA	—	6,863	35,606	2,676	6,863	38,282	45,145	(991)	2008	11/23/10
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,325	—	1,254	1,325	2,579	(116)	2008	11/14/03
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	26,670	—	2,748	26,670	29,418	(162)	2011	11/14/03
318 Sentinel Way (O)	Annapolis Junction, MD	22,649	2,185	28,426	—	2,185	28,426	30,611	(4,138)	2005	11/14/03
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(2,148)	2007	11/14/03
322 Sentinel Way (O)	Annapolis Junction, MD	22,310	2,605	22,812	—	2,605	22,812	25,417	(2,860)	2006	11/14/03
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	22,730	—	1,656	22,730	24,386	(796)	2010	6/29/06
3535 Northrop Grumman Point (O)	Colorado Springs, CO	18,308	—	21,380	187	—	21,567	21,567	(2,735)	2008	6/10/08

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	4,016	2,483	14,431	16,914	(4,289)	1986	12/21/99
400 Professional Drive (O)	Gaithersburg, MD	14,934	3,673	9,198	1,571	3,673	10,769	14,442	(3,053)	2000	3/5/04
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	13,902	—	1,831	13,902	15,733	—	(7)	6/29/03
4230 Forbes Boulevard (O)	Lanham, MD	—	511	4,346	—	511	4,346	4,857	(1,726)	2003	12/24/02
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	17,921	—	1,852	17,921	19,773	(38)	2011	6/29/06
44408 Pecan Court (O)	California, MD	—	817	1,993	118	817	2,111	2,928	(71)	1986	3/24/04
44414 Pecan Court (O)	California, MD	—	405	1,619	291	405	1,910	2,315	(393)	1986	3/24/04
44417 Pecan Court (O)	California, MD	—	434	1,939	72	434	2,011	2,445	(562)	1989	3/24/04
44420 Pecan Court (O)	California, MD	—	344	890	126	344	1,016	1,360	(36)	1989	11/9/04
44425 Pecan Court (O)	California, MD	—	1,309	3,506	952	1,309	4,458	5,767	(513)	1997	5/5/04
45 West Gude Drive (O)	Rockville, MD	—	3,102	11,869	10,722	3,102	22,591	25,693	(3,493)	1987	4/7/05
45310 Abell House Lane (O)	California, MD	—	2,272	14,253	—	2,272	14,253	16,525	(28)	2011	8/30/10
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,066	1,406	6,862	8,268	(1,848)	2002	3/24/04
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	138	1,200	7,337	8,537	(898)	2005	3/24/04
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(2,089)	2004	8/14/02
4940 Campbell Drive (O)	White Marsh, MD	—	1,379	3,858	830	1,379	4,688	6,067	(771)	1990	1/9/07
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	4,456	62	1,308	4,518	5,826	(563)	1983	1/9/07
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	4,686	81	1,299	4,767	6,066	(606)	1985	1/9/07
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	110	1,014	3,246	4,260	(556)	1986 - 1988	1/9/07
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	282	624	2,206	2,830	(400)	1986 - 1988	1/9/07
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	255	767	2,675	3,442	(605)	1986 - 1988	1/9/07
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	7	700	2,145	2,845	(344)	1986 - 1988	1/9/07
525 Babcock Road (O)	Colorado Springs, CO	—	355	974	32	355	1,006	1,361	(170)	1967	7/12/07
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	484	816	4,460	5,276	(598)	2002	1/9/07
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,599	761	5,161	5,922	(663)	2005	1/9/07
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,027	—	—	20,027	20,027	(1,183)	2009	4/4/06
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(500)	2007	3/8/06
565 Space Center Drive (O)	Colorado Springs, CO	—	644	5,619	18	644	5,637	6,281	(562)	2009	7/8/05
5725 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,882	900	11,397	2,523	900	13,920	14,820	(3,844)	1984	5/18/06
5755 Mark Dabling Boulevard (O)	Colorado Springs, CO	10,208	799	10,324	2,661	799	12,985	13,784	(2,762)	1989	5/18/06
5775 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,477	1,035	12,440	1,386	1,035	13,826	14,861	(3,850)	1984	5/18/06
5825 University Research Court (O)	College Park, MD	16,605	—	21,690	—	—	21,690	21,690	(1,621)	2008	1/29/08
5850 University Research Court (O)	College Park, MD	22,609	—	30,062	—	—	30,062	30,062	(1,483)	2009	1/29/08
655 Space Center Drive (O)	Colorado Springs, CO	—	745	17,668	25	745	17,693	18,438	(1,626)	2008	7/8/05
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	3,751	1,755	10,770	12,525	(4,195)	1988	5/14/01
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,588	1,580	897	5,168	6,065	(2,233)	1988	5/14/01

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,218	263	2,683	23,481	26,164	(2,878)	2006 - 2007	9/28/00
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	1,948	1,242	6,917	8,159	(3,153)	1990	12/31/98
6721 Columbia Gateway Drive (O)	Columbia, MD	29,782	1,753	34,090	—	1,753	34,090	35,843	(2,381)	2009	9/28/00
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	221	449	5,260	5,709	(1,614)	2001	5/14/01
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	1,017	2,807	20,115	22,922	(5,825)	2002	3/29/00
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	2,850	1,424	8,546	9,970	(3,601)	1992	12/31/98
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	114	675	1,825	2,500	(142)	2008	9/28/00
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	2,020	1,263	14,481	15,744	(5,400)	2001	12/31/98
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	1,849	890	5,410	6,300	(2,424)	1991	12/31/98
6940 Columbia Gateway Drive (O)	Columbia, MD	17,300	3,545	9,916	2,620	3,545	12,536	16,081	(4,760)	1999	11/13/98
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	945	3,596	15,214	18,810	(5,612)	1998	10/22/98
7000 Columbia Gateway Drive (O)	Columbia, MD	15,800	3,131	12,103	291	3,131	12,394	15,525	(2,888)	1999	5/31/02
7015 Albert Einstein Drive (O)	Columbia, MD	2,746	2,058	6,093	826	2,058	6,919	8,977	(1,934)	1999	12/1/05
7061 Columbia Gateway Drive (O)	Columbia, MD	2,278	729	3,094	560	729	3,654	4,383	(1,314)	2000	8/30/01
7063 Columbia Gateway Drive (O)	Columbia, MD	2,732	902	3,684	1,035	902	4,719	5,621	(1,923)	2000	8/30/01
7065 Columbia Gateway Drive (O)	Columbia, MD	2,650	919	3,763	993	919	4,756	5,675	(1,715)	2000	8/30/01
7067 Columbia Gateway Drive (O)	Columbia, MD	7,728	1,829	11,823	2,033	1,829	13,856	15,685	(3,772)	2001	8/30/01
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	118	279	3,361	397	3,758	—	(8)	6/29/06
7125 Columbia Gateway Drive (O)	Columbia, MD	34,538	17,126	46,994	5,876	17,126	52,870	69,996	(8,824)	1973/1999	6/29/06
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	1,768	1,350	6,127	7,477	(1,207)	1989	9/19/05
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	70	704	2,041	2,745	(446)	1990	9/19/05
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,961	1,104	5,479	6,583	(1,852)	1990	9/19/05
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	1,664	1,342	5,642	6,984	(1,147)	1994	9/19/05
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	216	1,032	3,645	4,677	(776)	1991	9/19/05
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	754	1,821	5,142	6,963	(873)	2000	1/10/07
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	1,169	2,732	8,175	10,907	(2,407)	2000	1/10/07
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	233	1,283	3,329	4,612	(566)	2000	1/10/07
7200 Riverwood Road (O)	Columbia, MD	—	4,089	16,356	2,348	4,089	18,704	22,793	(6,172)	1986	10/13/98
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	13,015	—	1,367	13,015	14,382	—	(7)	7/27/05
7240 Parkway Drive (O)	Hanover, MD	—	1,496	5,985	2,921	1,496	8,906	10,402	(3,334)	1985	4/18/00

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
7272 Park Circle Drive (O)	Hanover, MD	5,375	1,479	6,300	1,499	1,479	7,799	9,278	(1,349)	1991/1996	1/10/07
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	785	972	4,673	5,645	(1,449)	1984	4/16/99
7320 Parkway Drive (O)	Hanover, MD	7,000	905	3,570	1,140	905	4,710	5,615	(1,348)	1983	4/4/02
745 Space Center Drive (O)	Colorado Springs, CO	—	654	9,203	15	654	9,218	9,872	(1,338)	2006	7/8/05
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,516	1,917	1,629	8,433	10,062	(3,045)	1990	4/28/99
7468 Candlewood Drive (O)	Hanover, MD	—	5,599	12,198	3	5,599	12,201	17,800	—	1979/1982	12/20/05
7700 Potranco Road (O)	San Antonio, TX	—	14,020	38,773	7	14,020	38,780	52,800	(4,733)	1982/1985	3/30/05
7700-1 Potranco Road (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(81)	2007	3/30/05
7700-5 Potranco Road (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(107)	2009	3/30/05
7740 Milestone Parkway (O)	Hanover, MD	16,829	3,825	26,143	—	3,825	26,143	29,968	(1,615)	2009	7/2/07
7770 Backlick Road (O)	Springfield, VA	17,875	6,387	20,614	—	6,387	20,614	27,001	—	(7)	3/10/10
7923 Honeygo Boulevard (O)	White Marsh, MD	—	715	1,437	350	715	1,787	2,502	(205)	1985	1/10/07
7939 Honeygo Boulevard (O)	White Marsh, MD	—	869	2,033	139	869	2,172	3,041	(236)	1984	1/10/07
7941-7949 Corporate Drive (O)	White Marsh, MD	—	2,087	3,782	12	2,087	3,794	5,881	(589)	1996	1/9/07
800 International Drive (O)	Linthicum, MD	8,408	775	3,099	1,098	775	4,197	4,972	(1,531)	1988	4/30/98
8000 Potranco Road (O)	San Antonio, TX	—	1,964	22,681	—	1,964	22,681	24,645	(614)	2010	1/20/06
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	53	611	1,664	2,275	(270)	1999	1/9/07
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	196	1,434	3,532	4,966	(637)	1995	1/9/07
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	1,607	1,349	4,869	6,218	(629)	1998	1/9/07
8013 Corporate Drive (O)	White Marsh, MD	1,318	642	1,536	256	642	1,792	2,434	(323)	1990	1/9/07
8015 Corporate Drive (O)	White Marsh, MD	945	446	1,116	185	446	1,301	1,747	(255)	1990	1/9/07
8019 Corporate Drive (O)	White Marsh, MD	1,561	680	1,898	1,242	680	3,140	3,820	(469)	1990	1/9/07
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	2,172	2,184	5,939	8,123	(683)	1997	1/9/07
8023 Corporate Drive (O)	White Marsh, MD	1,364	651	1,603	5	651	1,608	2,259	(223)	1990	1/9/07
8029 Corporate Drive (O)	White Marsh, MD	—	962	2,719	10	962	2,729	3,691	(524)	1988/2004	1/9/07
8030 Potranco Road (O)	San Antonio, TX	—	1,964	19,584	—	1,964	19,584	21,548	(612)	2010	1/20/06
8031 Corporate Drive (O)	White Marsh, MD	—	2,548	6,975	—	2,548	6,975	9,523	(1,225)	1988/2004	1/9/07
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	214	1,960	3,930	5,890	(698)	1998	1/9/07
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	71	1,797	3,722	5,519	(462)	1998	1/9/07
8100 Potranco Road (L)	San Antonio, TX	—	1,964	1,396	—	1,964	1,396	3,360	—	(8)	6/14/05
8110 Corporate Drive (O)	White Marsh, MD	—	2,285	10,117	29	2,285	10,146	12,431	(1,832)	2001	1/9/07
8114 Sandpiper Circle (O)	White Marsh, MD	—	1,634	608	1,201	1,634	1,809	3,443	(403)	1986	1/9/07
8133 Perry Hall Boulevard (O)	White Marsh, MD	—	850	1,950	325	850	2,275	3,125	(294)	1988	1/10/07
8140 Corporate Drive (O)	White Marsh, MD	—	2,158	8,457	1,989	2,158	10,446	12,604	(2,564)	2003	1/9/07

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
849 International Drive (O)	Linthicum, MD	11,692	1,356	5,426	2,876	1,356	8,302	9,658	(3,742)	1988	2/23/99
8615 Ridgely's Choice (O)	White Marsh, MD	—	1,078	3,024	1,121	1,078	4,145	5,223	(447)	2005	1/9/07
8621 Robert Fulton Drive (O)	Columbia, MD	11,000	2,317	12,642	199	2,317	12,841	15,158	(1,968)	2005 - 2006	6/10/05
8661 Robert Fulton Drive (O)	Columbia, MD	6,200	1,510	3,764	1,042	1,510	4,806	6,316	(1,361)	2002	12/30/03
8671 Robert Fulton Drive (O)	Columbia, MD	7,600	1,718	4,280	1,941	1,718	6,221	7,939	(1,848)	2002	12/30/03
870 Elkridge Landing Road (O)	Linthicum, MD	18,900	2,003	9,442	6,689	2,003	16,131	18,134	(6,712)	1981	8/3/01
881 Elkridge Landing Road (O)	Linthicum, MD	11,812	1,034	4,137	1,049	1,034	5,186	6,220	(1,816)	1986	4/30/98
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,160	4,750	1,777	1,160	6,527	7,687	(2,378)	1984	7/2/01
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	2,495	1,993	10,467	12,460	(4,260)	1982	4/30/98
900 International Drive (O)	Linthicum, MD	8,008	981	3,922	834	981	4,756	5,737	(1,791)	1986	4/30/98
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,151	4,416	1,563	1,151	5,979	7,130	(1,914)	1984	7/2/01
9020 Mendenhall Court (O)	Columbia, MD	—	1,233	2,694	392	1,233	3,086	4,319	(481)	1982/2005	1/9/07
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,024	1,215	6,885	8,100	(2,564)	1985	4/30/98
9130 Guilford Road (O)	Columbia, MD	771	230	939	101	230	1,040	1,270	(333)	1984	4/4/02
9140 Guilford Road (O)	Columbia, MD	2,639	794	3,209	791	794	4,000	4,794	(1,320)	1983	4/4/02
9150 Guilford Road (O)	Columbia, MD	1,062	319	1,291	318	319	1,609	1,928	(555)	1984	4/4/02
9160 Guilford Road (O)	Columbia, MD	2,209	665	2,686	1,304	665	3,990	4,655	(1,853)	1984	4/4/02
920 Elkridge Landing Road (O)	Linthicum, MD	7,025	2,101	9,765	687	2,101	10,452	12,553	(3,844)	1982	7/2/01
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	639	1,044	4,815	5,859	(1,864)	1983	4/30/98
930 International Drive (O)	Linthicum, MD	8,488	1,013	4,053	1,100	1,013	5,153	6,166	(2,024)	1986	4/30/98
938 Elkridge Landing Road (O)	Linthicum, MD	3,899	1,204	4,727	346	1,204	5,073	6,277	(1,423)	1984	7/2/01
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	1,742	939	5,498	6,437	(2,241)	1983	4/30/98
940 Elkridge Landing Road (L)	Linthicum, MD	2,960	1,100	4,700	170	1,100	4,870	5,970	(4,879)	(8)	7/2/01
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	187,441	54	6,050	187,495	193,545	(967)	2010	9/14/10
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	4,955	3,415	18,678	22,093	(7,246)	1988	12/21/99
9700 Patuxent Woods Drive (O)	Columbia, MD	2,001	1,329	2,668	446	1,329	3,114	4,443	(629)	1986/2001	1/9/07
9710 Patuxent Woods Drive (O)	Columbia, MD	966	648	1,425	254	648	1,679	2,327	(293)	1986/2001	1/9/07
9720 Patuxent Woods Drive (O)	Columbia, MD	2,638	1,701	1,915	1,295	1,701	3,210	4,911	(772)	1986/2001	1/9/07
9730 Patuxent Woods Drive (O)	Columbia, MD	2,038	1,318	2,782	143	1,318	2,925	4,243	(646)	1986/2001	1/9/07
9740 Patuxent Woods Drive (O)	Columbia, MD	2,447	1,628	3,052	755	1,628	3,807	5,435	(750)	1986/2001	1/9/07
980 Technology Court (O)	Colorado Springs, CO	—	526	2,046	365	526	2,411	2,937	(520)	1995	9/28/05
985 Space Center Drive (O)	Colorado Springs, CO	—	777	12,287	1,501	777	13,788	14,565	(2,557)	1989	9/28/05
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	161	979	3,627	4,606	(614)	1999	1/9/07
9910 Franklin Square Drive (O)	White Marsh, MD	5,200	1,219	6,590	25	1,219	6,615	7,834	(1,213)	2005	1/9/07
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	1,313	1,058	6,606	7,664	(1,141)	2006	1/9/07

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
9925 Federal Drive (O)	Colorado Springs, CO	—	1,129	5,166	17	1,129	5,183	6,312	(590)	2008	9/28/05
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	20	1,137	3,941	5,078	(702)	2001	1/9/07
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	281	1,052	3,663	4,715	(587)	2000	1/9/07
9945 Federal Drive (O)	Colorado Springs, CO	—	1,854	1,075	—	1,854	1,075	2,929	(429)	2009	9/28/05
9950 Federal Drive (O)	Colorado Springs, CO	—	877	5,045	1,501	877	6,546	7,423	(1,705)	2001	12/22/05
9960 Federal Drive (O)	Colorado Springs, CO	—	695	2,853	290	695	3,143	3,838	(749)	2001	12/22/05
9965 Federal Drive (L)	Colorado Springs, CO	—	466	—	—	466	—	466	—	(8)	12/22/05
9965 Federal Drive (O)	Colorado Springs, CO	—	1,401	6,061	555	1,401	6,616	8,017	(775)	1983/2007	1/19/06
999 Corporate Boulevard (O)	Linthicum, MD	13,533	1,187	8,332	556	1,187	8,888	10,075	(2,912)	2000	8/1/99
Aerotech Commerce (L)	Colorado Springs, CO	—	900	—	—	900	—	900	—	(8)	5/19/06
Arborcrest (O)	Blue Bell, PA	—	22,370	142,202	1,054	22,370	143,256	165,626	(32,702)	1991 - 1996(6)(7)	10/14/97
Arundel Preserve (L)	Hanover, MD	—	—	5,296	—	—	5,296	5,296	—	(8)	(9)
Canton Crossing Land (L)	Baltimore, MD	—	16,085	1,038	—	16,085	1,038	17,123	—	(8)	10/27/09
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,551	490	7,300	16,041	23,341	(1,132)	2005	10/27/09
Columbia Gateway Parcel T-11 (L)	Columbia, MD	—	6,387	2,931	—	6,387	2,931	9,318	—	(8)	9/20/04
Dahlgren Technology Center (L)	Dahlgren, VA	—	1,083	167	—	1,083	167	1,250	—	(8)	3/16/05
Expedition VII (L)	Lexington Park, MD	—	705	735	—	705	735	1,440	—	(8)	3/24/04
Fort Ritchie (L)	Cascade, MD	—	1,026	—	—	1,026	—	1,026	—	(8)	10/5/06
Indian Head (L)	Bryans Road, MD	—	6,436	73	—	6,436	73	6,509	—	(8)	10/23/06
InterQuest (L)	Colorado Springs, CO	—	14,515	19	—	14,515	19	14,534	—	(8)	9/28/05
M Square Research Park (L)	College Park, MD	—	—	3,011	—	—	3,011	3,011	—	(8)	1/29/08
Military Drive (L)	San Antonio, TX	—	9,460	4,304	—	9,460	4,304	13,764	—	(8)	3/30/05
National Business Park (L)	Annapolis Junction, MD	—	5,510	8,497	—	5,510	8,497	14,007	—	(8)	11/14/03
National Business Park North (L)	Jessup, MD	—	27,118	25,047	—	27,118	25,047	52,165	—	(8)	6/29/06
North Gate Business Park (L)	Aberdeen, MD	—	6,486	9,783	—	6,486	9,783	16,269	—	(8)	9/14/07
Northwest Crossroads (L)	San Antonio, TX	—	7,430	836	—	7,430	836	8,266	—	(8)	1/20/06
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,103	1,637	7,603	9,240	(2,113)	1974/1985	12/14/00
Patriot Park (L)	Colorado Springs, CO	—	8,768	232	—	8,768	232	9,000	—	(8)	7/8/05
Patriot Ridge (L)	Springfield, VA	—	18,517	25,576	—	18,517	25,576	44,093	—	(8)	3/10/10
Redstone Gateway (L)	Huntsville, AL	—	—	15,879	—	—	15,879	15,879	—	(8)	3/23/10
Riverwood (L)	Columbia, MD	—	1,788	959	—	1,788	959	2,747	(122)	(8)	7/27/05

			Initial Cost			Gross Amounts Carried At Close of Period
					Costs Capitalized Subsequent to Acquisition
Property (Type)(1)	Location	Encumbrances(2)	Land	Building and Land Improvements		Land	Building and Land Improvements	Total(3)(4)	Accumulated Depreciation(5)	Year Built or Renovated	Date Acquired(6)
Rockville Corporate Center (L)	Rockville, MD	—	2,872	—	—	2,872	—	2,872	—	(8)	4/7/05
Route 15/Biggs Ford Road (L)	Frederick, MD	—	8,703	509	—	8,703	509	9,212	—	(8)	8/28/08
Thomas Johnson Drive (L)	Frederick, MD	—	1,092	1,219	—	1,092	1,219	2,311	—	(8)	10/21/05
West Nursery Road (L)	Linthicum, MD	—	1,441	—	—	1,441	—	1,441	—	(8)	10/28/09
Westfields—Park Center (L)	Herndon, VA	—	3,609	2,654	—	3,609	2,654	6,263	—	(8)	7/18/02
Westfields Corporate Center (L)	Herndon, VA	—	7,141	1,333	—	7,141	1,333	8,474	—	(8)	7/31/02
White Marsh (L)	White Marsh, MD	—	30,322	11,497	—	30,322	11,497	41,819	—	(8)	1/9/07
Woodland Park (L)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(8)	4/29/04
Other Developments, including intercompany eliminations (V)	Various	—	7	(152)	(438)	7	(590)	(583)	699	Various	Various

		$1,129,611	$727,222	$3,022,002	$289,708	$727,222	$3,311,710	$4,038,932	$(577,601)

(1)
A legend for the Property Type follows: (O) = Office Property; (L) = Land held or under pre-construction; (D) = Data Center; and (V) = Various.

(2)
Excludes our unsecured Revolving Credit Facility of $662.0 million, senior exchangeable notes of $227.3 million, unsecured notes payable of $5.1 million, and net premiums on the remaining loans of $2.4 million.

(3)
The aggregate cost of these assets for Federal income tax purposes was approximately $3.6 billion at December 31, 2011.

(4)
As discussed in Note 5 to our Consolidated Financial Statements, we recognized impairment losses of $122.5 million in connection with certain properties included in our Strategic Reallocation Plan and $27.7 million in connection with our property in Cascade, Maryland known as Fort Ritchie.

(5)
The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)
The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)
Under construction or redevelopment at December 31, 2011.

(8)
Held or under pre-construction at December 31, 2011.

(9)
Development in progress in anticipation of acquisition.

        The following table summarizes our changes in cost of properties for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Beginning balance	$3,948,487	$3,452,512	$3,121,576
Acquisitions of operating properties	26,887	187,052	119,249
Improvements and other additions	304,079	338,358	211,752
Sales	(75,315)	(29,430)	(65)
Impairments	(165,206)	—	—
Other	—	(5)	—

Ending balance	$4,038,932	$3,948,487	$3,452,512

        The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):

	2011	2010	2009
Beginning balance	$503,032	$422,612	$343,110
Depreciation expense	99,173	88,048	79,650
Sales	(9,640)	(7,764)	—
Impairments	(15,039)	—	—
Other	75	136	(148)

Ending balance	$577,601	$503,032	$422,612