Form 10-Q
period 2012-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2012-04-27
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 18, 2012, 72,040,863 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Properties, net:
Operating properties, net	$2,704,323	$2,714,056
Projects in development or held for future development	633,968	638,919
Total properties, net	3,338,291	3,352,975
Assets held for sale, net	81,352	116,616
Cash and cash equivalents	7,987	5,559
Restricted cash and marketable securities	21,711	36,232
Accounts receivable (net of allowance for doubtful accounts of $3,796 and $3,546, respectively)	11,231	26,032
Deferred rent receivable	89,337	86,856
Intangible assets on real estate acquisitions, net	83,940	89,120
Deferred leasing and financing costs, net	66,987	66,515
Prepaid expenses and other assets	96,532	87,619
Total assets	$3,797,368	$3,867,524

Liabilities and equity
Liabilities:
Debt, net	$2,418,078	$2,426,303
Accounts payable and accrued expenses	93,156	96,425
Rents received in advance and security deposits	27,647	29,548
Dividends and distributions payable	24,544	35,038
Deferred revenue associated with operating leases	15,258	15,554
Distributions received in excess of investment in unconsolidated real estate joint venture	6,178	6,071
Interest rate derivatives	2,673	30,863
Other liabilities	9,038	9,657
Total liabilities	2,596,572	2,649,459
Commitments and contingencies (Note 15)	—	—
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest with an aggregate liquidation preference of $216,333 ($0.01 par value; 15,000,000 shares authorized and 8,121,667 shares issued and outstanding at March 31, 2012 and December 31, 2011)	81	81
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 72,037,627 at March 31, 2012 and 72,011,324 at December 31, 2011)	720	720
Additional paid-in capital	1,670,451	1,668,645
Cumulative distributions in excess of net income	(549,456)	(532,288)
Accumulated other comprehensive loss	(2,201)	(1,733)
Total Corporate Office Properties Trust’s shareholders’ equity	1,119,595	1,135,425
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	53,883	55,281
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,518	18,559
Noncontrolling interests in subsidiaries	81,201	82,640
Total equity	1,200,796	1,218,065
Total liabilities and equity	$3,797,368	$3,867,524

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Revenues
Rental revenue	$99,144	$94,249
Tenant recoveries and other real estate operations revenue	22,795	22,212
Construction contract and other service revenues	21,534	21,028
Total revenues	143,473	137,489
Expenses
Property operating expenses	47,202	47,061
Depreciation and amortization associated with real estate operations	31,066	30,043
Construction contract and other service expenses	20,607	20,618
Impairment losses	5,126	27,742
General and administrative expenses	7,017	6,777
Business development expenses and land carry costs	1,594	1,241
Total operating expenses	112,612	133,482
Operating income	30,861	4,007
Interest expense	(25,224)	(26,115)
Interest and other income	1,217	1,168
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	6,854	(20,940)
Equity in (loss) income of unconsolidated entities	(89)	30
Income tax (expense) benefit	(4,173)	544
Income (loss) from continuing operations	2,592	(20,366)
Discontinued operations	4,385	(901)
Income (loss) before gain on sales of real estate	6,977	(21,267)
Gain on sales of real estate, net of income taxes	—	2,701
Net income (loss)	6,977	(18,566)
Net (income) loss attributable to noncontrolling interests:
Common units in the Operating Partnership	(159)	1,479
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	24	(538)
Net income (loss) attributable to Corporate Office Properties Trust	6,677	(17,790)
Preferred share dividends	(4,025)	(4,025)
Net income (loss) attributable to Corporate Office Properties Trust common shareholders	$2,652	$(21,815)
Net income (loss) attributable to Corporate Office Properties Trust:
Income (loss) from continuing operations	$2,539	$(16,946)
Discontinued operations, net	4,138	(844)
Net income (loss) attributable to Corporate Office Properties Trust	$6,677	$(17,790)

Basic earnings per common share (1)
Loss from continuing operations	$(0.02)	$(0.32)
Discontinued operations	0.06	(0.01)
Net income (loss) attributable to COPT common shareholders	$0.04	$(0.33)
Diluted earnings per common share (1)
Loss from continuing operations	$(0.02)	$(0.32)
Discontinued operations	0.06	(0.01)
Net income (loss) attributable to COPT common shareholders	$0.04	$(0.33)

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Net income (loss)	$6,977	$(18,566)
Other comprehensive income
Unrealized losses on interest rate derivatives	(1,987)	(136)
Losses on interest rate derivatives included in net income	1,474	1,104
Other comprehensive (loss) income	(513)	968
Comprehensive income (loss)	6,464	(17,598)
Comprehensive (income) loss attributable to noncontrolling interests	(271)	714
Comprehensive income (loss) attributable to COPT	$6,193	$(16,884)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands)

(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2010 (66,931,582 common shares outstanding)	$81	$669	$1,511,844	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (16,725 shares)	—	—	263	—	—	(263)	—
Costs associated with common shares issued to the public	—	—	(117)	—	—	—	(117)
Exercise of share options (24,667 shares)	—	—	346	—	—	—	346
Share-based compensation	—	2	3,201	—	—	—	3,203
Restricted common share redemptions (104,592 shares)	—	—	(3,713)	—	—	—	(3,713)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(163)	—	—	163	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	966	2	968
Net loss	—	—	—	(17,790)	—	(776)	(18,566)
Dividends	—	—	—	(31,729)	—	—	(31,729)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(1,974)	(1,974)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	125	102
Balance at March 31, 2011 (67,103,918 common shares outstanding)	$81	$671	$1,511,638	$(331,313)	$(3,197)	$93,778	$1,271,658

Balance at December 31, 2011 (72,011,324 common shares outstanding)	$81	$720	$1,668,645	$(532,288)	$(1,733)	$82,640	$1,218,065
Conversion of common units to common shares (34,550 shares)	—	—	444	—	—	(444)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Exercise of share options (5,667 shares)	—	—	82	—	—	—	82
Share-based compensation	—	—	3,746	—	—	—	3,746
Restricted common share redemptions (97,094 shares)	—	—	(2,373)	—	—	—	(2,373)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(88)	—	—	88	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(468)	(45)	(513)
Net income	—	—	—	6,677	—	300	6,977
Dividends	—	—	—	(23,845)	—	—	(23,845)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(1,338)	(1,338)
Balance at March 31, 2012 (72,037,627 common shares outstanding)	$81	$720	$1,670,451	$(549,456)	$(2,201)	$81,201	$1,200,796

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Revenues from real estate operations received	$129,184	$114,303
Construction contract and other service revenues received	18,170	21,405
Property operating expenses paid	(42,608)	(45,267)
Construction contract and other service expenses paid	(12,454)	(28,315)
General and administrative and business development expenses paid	(6,156)	(6,860)
Interest expense paid	(19,896)	(22,252)
Cash settlement of interest rate derivatives	(29,738)	—
Proceeds from sale of trading marketable securities	7,041	—
Interest and other income received	252	108
Income taxes paid	(8)	(170)
Net cash provided by operating activities	43,787	32,952
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(35,476)	(46,676)
Tenant improvements on operating properties	(7,934)	(8,778)
Other capital improvements on operating properties	(3,360)	(4,064)
Proceeds from sales of properties	61,230	3,149
Mortgage and other loan receivables funded or acquired	(3,506)	(1,181)
Leasing costs paid	(2,853)	(2,894)
Other	(310)	(920)
Net cash provided by (used in) investing activities	7,791	(61,364)
Cash flows from financing activities
Proceeds from debt	331,097	97,273
Repayments of debt
Scheduled principal amortization	(3,207)	(3,798)
Other repayments	(337,050)	(25,050)
Deferred financing costs paid	(2,044)	(482)
Dividends paid	(33,711)	(31,664)
Distributions paid	(1,939)	(1,981)
Restricted share redemptions	(2,373)	(3,713)
Other	77	331
Net cash (used in) provided by financing activities	(49,150)	30,916

Net increase in cash and cash equivalents	2,428	2,504
Cash and cash equivalents
Beginning of period	5,559	10,102
End of period	$7,987	$12,606

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$6,977	$(18,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	31,705	33,645
Impairment losses	5,479	27,742
Amortization of deferred financing costs	1,572	1,759
Increase in deferred rent receivable	(2,559)	(4,240)
Amortization of net debt discounts	775	1,649
Gain on sales of real estate	(4,138)	(2,701)
Share-based compensation	3,402	2,917
Other	(1,423)	(926)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,792	(827)
Decrease in restricted cash and marketable securities and prepaid expenses and other assets	9,448	4,701
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,661	(10,025)
Decrease in rents received in advance and security deposits	(1,901)	(2,176)
Decrease in interest rate derivatives in connection with cash settlement	(28,003)	—
Net cash provided by operating activities	$43,787	$32,952

Supplemental schedule of non-cash investing and financing activities:
Increase in accrued capital improvements, leasing and other investing activity costs	$11,828	$13,171
Increase in property, debt and other liabilities in connection with acquisitions	$—	$3,040
Decrease in fair value of derivatives applied to AOCL and noncontrolling interests	$528	$662
Dividends/distribution payable	$24,544	$33,048
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$444	$263
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$88	$163

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.                                      Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities.  As of March 31, 2012, our investments in real estate included the following:

•                  231 operating office properties totaling 20.2 million square feet;

•                  seven office properties under construction or redevelopment that we estimate will total approximately 903,000 square feet upon completion, including two partially operational properties included above;

•                  land held or under pre-construction totaling 2,327 acres (including 583 controlled but not owned) that we believe are potentially developable into approximately 20.5 million square feet; and

•                  a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2012 follows:

Common Units	94%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of March 31, 2012.

In addition to owning real estate, the Operating Partnership also owns entities that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

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

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2011 Annual Report on Form 10-K.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.  Included among these reclassifications is a retrospective change in the presentation of costs expensed in connection with properties not in operations; these costs are included in the line on our consolidated statements of operations entitled “business development expenses and land carry costs,” after having been included in property operating expenses in our 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2012 related to the presentation of comprehensive income that requires us to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  We adopted this guidance using retrospective application.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity.  Our adoption of this guidance did not affect our financial position, results of operations, cash flows or measurement of comprehensive income but did change the location of our disclosure pertaining to comprehensive income in our consolidated financial statements.

We adopted guidance issued by the FASB effective January 1, 2012 that amends measurement and disclosure requirements related to fair value measurements to improve consistency with International Financial Reporting Standards.  In connection with our adoption of this guidance, we made an accounting policy election to use an exception provided for in the guidance with respect to measuring counterparty credit risk for derivative instruments; this election enables us to continue to measure the fair value of groups of assets and liabilities associated with derivative instruments consistently with how market participants would price the net risk exposure at the measurement date.  Our adoption of this guidance did not affect our financial position, results of operations or cash flows but did result in additional disclosure pertaining to our fair value measurements.

We adopted guidance issued by the FASB effective January 1, 2012 relating to the testing of goodwill for impairment that permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This guidance eliminates the requirement to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  Our adoption of this guidance did not materially affect our consolidated financial statements or disclosures.

3.                                      Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2011 Annual Report on Form 10-K.

Recurring Fair Value Measurements

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,121	$—	$—	$6,121
Common stocks	414	—	—	414
Other	238	—	—	238
Common stock (1)	454	—	—	454
Warrants to purchase common shares in KEYW (2)	—	133	—	133
Assets	$7,227	$133	$—	$7,360

Liabilities:
Deferred compensation plan liability (3)	$6,773	$—	$—	$6,773
Interest rate derivatives	—	2,673	—	2,673
Liabilities	$6,773	$2,673	$—	$9,446

(1)          Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.

(2)          Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.

(3)          Included in the line entitled “other liabilities” on our consolidated balance sheet.

At December 31, 2011, we owned 1.9 million shares, or approximately 7%, of the common stock of The KEYW Holding Corporation (“KEYW”).  During the three months ended March 31, 2012, we completed the sale of all of these shares for $14.0 million.  At March 31, 2012 and December 31, 2011, we owned warrants to purchase 50,000 additional shares of KEYW common stock at an exercise price of $9.25 per share.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  We estimated the fair values of our mortgage loans receivable as discussed in Note 6 based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 7 to the consolidated financial statements, we estimated the fair value of our exchangeable senior notes based on quoted market prices for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 7 for debt and Note 8 for interest rate derivatives.

Nonrecurring Fair Value Measurements

We assess each of our operating properties for impairment quarterly using cash flow projections and estimated fair values that we derive for each of the properties.  We update the leasing and other assumptions used in these projections regularly, paying particular attention to properties that have experienced chronic vacancy or face significant market challenges.  We review our plans and intentions for our development projects and land parcels quarterly.  Each quarter, we also review the reasonableness of changes in our estimated operating property fair values from amounts estimated in the prior quarter.  If events or changes in circumstances indicate that the carrying values of certain operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties.  For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the recovery analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. The estimated cash flows used are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from third party sources such as CoStar Group and real estate leasing and brokerage firms and our direct experience with the properties and their markets.

We recognized impairment losses on certain properties and other assets associated with such properties during the three months ended March 31, 2012.  Accordingly, certain properties and related assets were adjusted to fair value.  The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands):

Quoted Prices in
	Active Markets for	Significant Other	Significant		Impairment
	Identical Assets	Observable Inputs	Unobservable Inputs		Losses
Description	(Level 1)	(Level 2)	(Level 3)	Total	Recognized
Assets (1):
Properties, net	$—	$—	$92,176	$92,176	$5,479

(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above:

	Fair value			Range
	on measurement	Valuation	Unobservable	(Weighted
Description	date	Technique	Input	Average)
Properties on which impairment losses were recognized	$92,176	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	11.0% (2)
			Terminal capitalization rate	9.0% (2)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	8.5 (2)
			Leasing costs	$20.00 per square foot (2)

(1) These fair value measurements were developed from third party sources, subject to our corroboration for reasonableness.

(2) Only one level applied to this unobservable input.

4.                                      Properties, net

Operating properties, net consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$471,995	$472,483
Buildings and improvements	2,802,570	2,801,252
Less: accumulated depreciation	(570,242)	(559,679)
Operating properties, net	$2,704,323	$2,714,056

Projects we had in development or held for future development consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$225,085	$229,833
Construction in progress, excluding land	408,883	409,086
Projects in development or held for future development	$633,968	$638,919

Dispositions and Impairments

We sold the following operating properties during the three months ended March 31, 2012 (dollars in thousands):

			Number	Total
		Date of	of	Rentable		Gain on
Project Name	Location	Sale	Buildings	Square Feet	Sale Price	Sale
White Marsh Portfolio (1)	White Marsh, Maryland	1/30/2012	5	163,000	$19,100	$2,445
1101 Sentry Gateway	San Antonio, Texas	1/31/2012	1	95,000	13,500	1,750
222 and 224 Schilling Circle	Hunt Valley, Maryland	2/10/2012	2	56,000	4,400	202
			8	314,000	$37,000	$4,397

(1)         Includes three properties comprising the White Marsh Professional Center, 8615 Ridgely’s Choice and 8114 Sandpiper Circle.

We also sold non-operating properties during the three months ended March 31, 2012 for aggregate sale prices totaling $25.7 million; in addition to the gain on sales reflected above, we also recognized impairment losses on certain of these sales that are disclosed below.

As discussed in our 2011 Annual Report on Form 10-K, we implemented a plan in 2011 to dispose of office properties and land that are no longer closely aligned with our strategy (the “Strategic Reallocation Plan”).  During the three months ended March 31, 2012, we recognized aggregate net impairment losses in connection with the Strategic Reallocation Plan of $6.6 million (including $1.5 million classified as discontinued operations and $1.1 million in exit costs).  Approximately $5.1 million of these losses related to our expected disposition of an additional property. The expected cash flows from the resulting shortened holding period for this property are not sufficient to recover its carrying value.

2012 Construction Activities

As of March 31, 2012, we had construction underway on six office properties that we estimate will total 789,000 square feet upon completion, including three in the Baltimore/Washington Corridor, one in Greater Baltimore, one in Northern Virginia and one in Huntsville, Alabama, and redevelopment underway on one office property in Greater Philadelphia that we estimate will total 113,000 square feet upon completion.

5.                                      Real Estate Joint Ventures

During the three months ended March 31, 2012, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

					Maximum
Investment Balance at (1)		Date		Nature of	Exposure
March 31, 2012	December 31, 2011	Acquired	Ownership	Activity	to Loss (2)
$(6,178)	$(6,071)	9/29/2005	20%	Operates 16 Buildings	$—

(1)         The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at March 31, 2012 and December 31, 2011 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.

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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	March 31,	December 31,
	2012	2011
Properties, net	$59,333	$59,792
Other assets	4,403	3,529
Total assets	$63,736	$63,321

Liabilities (primarily debt)	$68,663	$67,710
Owners’ equity	(4,927)	(4,389)
Total liabilities and owners’ equity	$63,736	$63,321

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Revenues	$1,894	$1,924
Property operating expenses	(737)	(986)
Interest expense	(1,125)	(1,011)
Depreciation and amortization expense	(570)	(608)
Net loss	$(538)	$(681)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at March 31, 2012 (dollars in thousands):

		Ownership		March 31, 2012 (1)
	Date	% at	Nature of	Total	Pledged	Total
	Acquired	3/31/2012	Activity	Assets	Assets	Liabilities
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (2)	$60,260	$47,845	$44,117
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (3)	55,255	15,858	11,373
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	32,477	31,619	18,079
COPT-FD Indian Head, LLC	10/23/2006	75%	Developing land parcel (5)	6,544	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,836	—	40
				$158,372	$95,322	$73,609

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

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.                                      Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Mortgage and other investing receivables	$32,739	$27,998
Prepaid expenses	14,196	20,035
Proceeds from sale of KEYW stock receivable (1)	11,934	5,057
Construction contract costs incurred in excess of billings	10,592	2,094
Furniture, fixtures and equipment, net	9,607	10,177
Deferred tax asset	6,746	10,892
Lease incentives	5,360	5,233
Other assets	5,358	6,133
Prepaid expenses and other assets	$96,532	$87,619

(1)         Represents unsettled proceeds from sales of KEYW common stock that settled shortly following the respective reporting dates.

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Notes receivable from City of Huntsville	$22,526	$17,741
Mortgage loans receivable	10,213	10,257
	$32,739	$27,998

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  Our mortgage loans receivable reflected above consists of two loans secured by properties in Greater Baltimore and the Baltimore/Washington Corridor.  We did not have an allowance for credit losses in connection with these receivables at March 31, 2012 or December 31, 2011.  The fair value of our mortgage and other investing receivables totaled $32.7 million at March 31, 2012 and $28.0 million at December 31, 2011.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $482,000 at March 31, 2012 and $530,000 at December 31, 2011.  We carried allowances for estimated losses for most of these balances.

7.                                      Debt

Our debt consisted of the following (dollars in thousands):

					Scheduled
	Maximum	Carrying Value at			Maturity
	Availability at	March 31,	December 31,	Stated Interest Rates	Dates at
	March 31, 2012	2012	2011	at March 31, 2012	March 31, 2012

Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,049,204	$1,052,421	5.20% - 7.87% (2)	2012-2034
Variable rate secured loans	N/A	39,027	39,213	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$123,802	50,594	40,336	LIBOR + 1.95% to 2.75% (4)	2012-2015
Total mortgage and other secured loans		1,138,825	1,131,970

Revolving Credit Facility	1,000,000	396,000	662,000	LIBOR + 1.75% to 2.50% (5)	September 1, 2014
Term Loan Facilities (6)	650,000	650,000	400,000	LIBOR + 1.65% to 2.40% (7)	2015-2017
Unsecured notes payable	N/A	5,078	5,050	0% (8)	2015-2026
4.25% Exchangeable Senior Notes	N/A	228,175	227,283	4.25%	April 2030(9)
Total debt		$2,418,078	$2,426,303

(1)         Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $2.2 million at March 31, 2012 and $2.4 million at December 31, 2011.

(2)         The weighted average interest rate on these loans was 6.01% at March 31, 2012.

(3)         The interest rate on the loan outstanding was 2.49% at March 31, 2012.

(4)         The weighted average interest rate on these loans was 2.73% at March 31, 2012.

(5)         The weighted average interest rate on the Revolving Credit Facility was 2.24% at March 31, 2012.

(6)         As described further below, we entered into a new facility effective on February 14, 2012.

(7)         The weighted average interest rate on these loans was 2.15% at March 31, 2012.

(8)         These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $1.7 million at March 31, 2012 and $1.8 million at December 31, 2011.

(9)         As described further in our 2011 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2012 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $240.0 million and an unamortized discount totaling $11.8 million at March 31, 2012 and $12.7 million at December 31, 2011.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at March 31, 2012 and December 31, 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Interest expense at stated interest rate	$2,550	$2,550
Interest expense associated with amortization of discount	892	840
Total	$3,442	$3,390

Effective February 14, 2012, we entered into an unsecured term loan agreement (the “Term Loan Agreement”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBank Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent.  We borrowed $250.0 million under the Term Loan Agreement.  The term loan matures on February 14, 2017.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

At March 31, 2012 and December 31, 2011, we were in default on a $15 million nonrecourse mortgage loan secured by a property with an estimated fair value of approximately $11 million that is included in our Strategic Reallocation Plan.

We capitalized interest costs of $3.8 million in the three months ended March 31, 2012 and $4.3 million in the three months ended March 31, 2011.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
4.25% Exchangeable Senior Notes	$228,175	$239,331	$227,283	$238,077
Other fixed-rate debt	1,054,282	1,049,110	1,057,471	1,054,424
Variable-rate debt	1,135,621	1,135,847	1,141,549	1,139,856
	$2,418,078	$2,424,288	$2,426,303	$2,432,357

8.                                      Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	March 31,	December 31,
Amount		Rate	Index	Date	Date	2012	2011
$50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	$—	$(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	(152)	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(144)	(532)
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	(282)	55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(277)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(365)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(363)	(49)
39,027	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,090)	(1,054)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(2,673)	$(30,147)

(1)         The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)         As described further in our 2011 Annual Report on Form 10-K, on January 5, 2012, we cash settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.  Our policy is to present payments to terminate interest rate swaps entered into in order to hedge forecasted interest payments as operating activities on our consolidated statement of cash flows.  Accordingly, the payments to cash settle these instruments were included in net cash provided by operating activities on our consolidated statement of cash flows.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	March 31, 2012		December 31, 2011
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$111
Interest rate swaps not designated as hedges	N/A	—	Prepaid expenses and other assets	605
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(2,673)	Interest rate derivatives	(2,255)
Interest rate swaps not designated as hedges	N/A	—	Interest rate derivatives	(28,608)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Amount of loss recognized in AOCL (effective portion)	$(1,987)	$(136)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(1,474)	(1,104)

Over the next 12 months, we estimate that approximately $2.5 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2012, the fair value of interest rate derivatives in a liability position related to these agreements was $2.7 million, excluding the effects of accrued interest. As of March 31, 2012, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.3 million.

9.                                      Shareholders’ Equity

During the three months ended March 31, 2012, holders of 34,550 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

We declared dividends per common share of $0.275 in the three months ended March 31, 2012 and $0.4125 in the three months ended March 31, 2011.

See Note 11 for disclosure of common share activity pertaining to our share-based compensation plans.

10.                               Information by Business Segment

We have ten reportable operating office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio; Washington, DC — Capitol Riverfront; St. Mary’s and King George Counties; Greater Baltimore; Suburban Maryland; Colorado Springs; Greater Philadelphia; and other). We also have an operating wholesale data center segment.  On January 1, 2012, we revised our reportable segments to include only operating properties.  Accordingly, we revised net operating income from real estate operations (“NOI from real estate operations”) to exclude operating expenses not related to operating properties, revised our definition of segment assets to include only long-lived assets associated with operating properties and revised our definition of additions to long-lived assets to include only additions to existing operating properties (excluding acquisitions and transfers from non-operating properties).  Financial information for prior periods has been presented in conformity with this revision.

The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total

Three Months Ended March 31, 2012
Revenues from real estate operations	$56,250	$18,560	$7,608	$3,894	$4,212	$15,372	$5,749	$6,453	$2,172	$3,618	$1,416	$125,304
Property operating expenses	20,151	7,400	3,817	1,910	1,258	5,890	2,521	2,385	615	1,233	1,207	48,387
NOI from real estate operations	$36,099	$11,160	$3,791	$1,984	$2,954	$9,482	$3,228	$4,068	$1,557	$2,385	$209	$76,917
Additions to long-lived assets	$1,864	$1,661	$—	$(729)	$167	$719	$771	$99	$—	$26	$—	$4,578
Transfers from non-operating properties	$25,594	$—	$362	$—	$556	$365	$335	$316	$7,303	$—	$—	$34,831
Segment assets at March 31, 2012	$1,231,949	$480,457	$120,024	$108,649	$99,946	$370,754	$147,197	$181,241	$109,432	$114,108	$43,390	$3,007,147

Three Months Ended March 31, 2011
Revenues from real estate operations	$53,252	$18,274	$7,663	$4,590	$3,534	$17,612	$5,609	$5,920	$1,939	$2,838	$1,210	$122,441
Property operating expenses	21,058	7,590	3,813	1,627	1,014	8,452	2,661	2,343	418	467	709	50,152
NOI from real estate operations	$32,194	$10,684	$3,850	$2,963	$2,520	$9,160	$2,948	$3,577	$1,521	$2,371	$501	$72,289
Additions to long-lived assets	$6,405	$2,033	$—	$156	$380	$8,088	$1,052	$736	$(4)	$(646)	$—	$18,200
Transfers from non-operating properties	$19,883	$(7)	$600	$—	$—	$4,247	$354	$—	$(2,474)	$—	$6,654	$29,257
Segment assets at March 31, 2011	$1,199,244	$488,599	$115,221	$117,758	$87,690	$479,474	$145,913	$214,111	$96,372	$83,247	$30,714	$3,058,343

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Segment revenues from real estate operations	$125,304	$122,441
Construction contract and other service revenues	21,534	21,028
Less: Revenues from discontinued operations (Note 13)	(3,365)	(5,980)
Total revenues	$143,473	$137,489

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Segment property operating expenses	$48,387	$50,152
Less: Property operating expenses from discontinued operations (Note 13)	(1,185)	(3,091)
Total property operating expenses	$47,202	$47,061

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

	For the Three Months
	Ended March 31,
	2012	2011
Construction contract and other service revenues	$21,534	$21,028
Construction contract and other service expenses	(20,607)	(20,618)
NOI from service operations	$927	$410

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
NOI from real estate operations	$76,917	$72,289
NOI from service operations	927	410
Interest and other income	1,217	1,168
Equity in (loss) income of unconsolidated entities	(89)	30
Income tax (expense) benefit	(4,173)	544
Other adjustments:
Depreciation and other amortization associated with real estate operations	(31,066)	(30,043)
Impairment losses	(5,126)	(27,742)
General and administrative expenses	(7,017)	(6,777)
Business development expenses and land carry costs	(1,594)	(1,241)
Interest expense on continuing operations	(25,224)	(26,115)
NOI from discontinued operations	(2,180)	(2,889)
Income (loss) from continuing operations	$2,592	$(20,366)

The following table reconciles our segment assets to total assets (in thousands):

	March 31,	March 31,
	2012	2011
Segment assets	$3,007,147	$3,058,343
Non-operating property assets	638,856	652,223
Other assets	151,365	155,243
Total assets	$3,797,368	$3,865,809

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization and impairment losses to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in (loss) income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

11.                               Share-Based Compensation

Performance Share Units (“PSUs”)

On March 1, 2012, our Board of Trustees granted 54,070 PSUs with an aggregate grant date fair value of $1.8 million to executives.  The PSUs have a performance period beginning on January 1, 2012 and concluding on the earlier of December 31, 2014 or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the Company’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

We computed a grant date fair value of $32.77 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $24.39; expected volatility for our common shares of 43.2%; and risk-free interest rate of 0.41%.  We are recognizing the grant date fair value in connection with these PSU awards over the performance period.

All PSUs granted on March 4, 2010 and outstanding at December 31, 2011 were held by Mr. Randall M. Griffin, our Chief Executive Officer, and were terminated upon his retirement on March 31, 2012.  Based on the Company’s total shareholder return relative its peer group of companies, there was no payout value in connection with the termination of the PSUs.

The PSUs granted to our executives on March 3, 2011, as described in our 2011 Annual Report on Form 10-K, were outstanding at March 31, 2012.

Restricted Shares

During the three months ended March 31, 2012, certain employees were granted a total of 87,449 restricted shares with an aggregate grant date fair value of $2.1 million (weighted average of $24.39 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2012, forfeiture restrictions lapsed on 251,985 previously issued common shares; these shares had a weighted average grant date fair value of $31.93 per share, and the aggregate intrinsic value of the shares on the vesting dates was $6.2 million.

Options

During the three months ended March 31, 2012, 5,667 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $14.54 per share, and the aggregate intrinsic value of the options exercised was $56,000.

12.                               Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income tax (expense) benefit consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Deferred
Federal	$(3,417)	$447
State	(756)	100
	(4,173)	547
Current
Federal	—	(2)
State	—	(1)
	—	(3)
Total income tax (expense) benefit	$(4,173)	$544

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.6% for the three months ended March 31, 2012 and 2011.

13.                               Discontinued Operations and Assets Held for Sale

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

•                  11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

•                  10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

•                  13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011;

•                  three properties comprising the White Marsh Professional Center, 8615 Ridgely’s Choice and 8114 Sandpiper Circle in Greater Baltimore that were sold on January 30, 2012;

•                  1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•                  222 and 224 Schilling Circle in the Greater Baltimore region that were sold on February 10, 2012; and

•                  four operating properties that were classified as held for sale as of March 31, 2012, including the following:

•                  226 Schilling Circle in Greater Baltimore;

•                  11800 Tech Road in Suburban Maryland; and

•                  15 and 45 West Gude Drive in Suburban Maryland.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Revenue from real estate operations	$3,365	$5,980
Property operating expenses	(1,185)	(3,091)
Depreciation and amortization	(21)	(2,977)
Impairment losses	(1,461)	—
Interest expense	(451)	(813)
Gain on sales of real estate	4,138	—
Discontinued operations	$4,385	$(901)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
Properties, net	$74,758	$108,356
Deferred rent receivable	2,371	2,800
Intangible assets on real estate acquisitions, net	930	1,737
Deferred leasing costs, net	3,293	3,723
Assets held for sale	$81,352	$116,616

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2012	2011
Numerator:
Income (loss) from continuing operations	$2,592	$(20,366)
Gain on sales of real estate, net	—	2,701
Preferred share dividends	(4,025)	(4,025)
(Income) loss from continuing operations attributable to noncontrolling interests	(53)	719
Income from continuing operations attributable to restricted shares	(141)	(282)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	(1,627)	(21,253)
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	—	(1,422)
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(1,627)	$(22,675)

Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(1,627)	$(21,253)
Discontinued operations	4,385	(901)
Discontinued operations attributable to noncontrolling interests	(247)	57
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	2,511	(22,097)
Dilutive effect of common units in the Operating Partnership	—	(1,479)
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$2,511	$(23,576)

Denominator (all weighted averages):
Denominator for basic EPS (common shares)	71,458	66,340
Dilutive effect of common units	—	4,396
Denominator for diluted EPS	71,458	70,736

Basic EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.02)	$(0.32)
Discontinued operations attributable to COPT common shareholders	0.06	(0.01)
Net income (loss) attributable to COPT common shareholders	$0.04	$(0.33)
Diluted EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.02)	$(0.32)
Discontinued operations attributable to COPT common shareholders	0.06	(0.01)
Net income (loss) attributable to COPT common shareholders	$0.04	$(0.33)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares
	Excluded from Denominator
	For the Three Months
	Ended March 31,
	2012	2011
Conversion of common units	—	4,396
Conversion of convertible preferred units	176	176
Conversion of convertible preferred shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•                 weighted average restricted shares for the three months ended March 31, 2012 and 2011 of 572,000 and 651,000, respectively; and

•                  weighted average options for the three months ended March 31, 2012 and 2011 of 819,000 and 1.2 million, respectively.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2012.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $4.4 million liability through March 31, 2012 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office parks that we believe possess growth opportunities.

During the three months ended March 31, 2012, we:

•                  had an increase in net income attributable to common shareholders of $24.5 million as compared to the three months ended March 31, 2011, due in large part to a decrease in impairment losses attributable primarily to a $27.7 million loss recognized on our property in Cascade, Maryland that was formerly the Army base known as Fort Ritchie (“Fort Ritchie”) in the three months ended March 31, 2011;

•                  had an increase of $3.1 million as compared to the three months ended March 31, 2011 in our net operating income (“NOI”) from real estate operations (defined below) attributable to our Same Office Properties (also defined below);

•                  finished the period with occupancy of our portfolio of operating office properties at 87.0%;

•                  sold eight operating properties totaling 314,000 square feet and non-operating properties for aggregate sale prices totaling $62.7 million.  The net proceeds from these sales were used primarily to pay down our Revolving Credit Facility; and

•                  entered into an unsecured term loan agreement, under which we borrowed $250.0 million.  The term loan agreement matures on February 14, 2017.  The net proceeds from these borrowings were used to pay down our Revolving Credit Facility.

We discuss significant factors contributing to changes in our net income attributable to common shareholders and diluted earnings per share over the prior year period in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•                  how we expect to generate cash for short and long-term capital needs; and

•                  our commitments and contingencies.

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

•                  governmental actions and initiatives, including risks associated with the impact of a government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	March 31,	December 31,
	2012	2011
Occupancy rates at period end
Total	87.0%	86.2%
Baltimore/Washington Corridor	87.6%	87.9%
Northern Virginia	86.4%	84.8%
San Antonio	96.5%	90.7%
Washington, DC - Capitol Riverfront	89.0%	89.6%
St. Mary’s and King George Counties	88.4%	87.3%
Greater Baltimore	86.1%	84.5%
Suburban Maryland	79.6%	79.6%
Colorado Springs	77.0%	74.9%
Greater Philadelphia	99.7%	99.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$26.95	$26.59

(1) Includes estimated expense reimbursements.

	Rentable	Occupied
	Square Feet	Square Feet
	(in thousands)
December 31, 2011	20,514	17,685
Square feet vacated upon lease expiration (1)	—	(199)
Square feet retenanted after lease expiration (2)	—	224
Square feet constructed or redeveloped	48	79
Dispositions	(314)	(176)
Other changes	(12)	(8)
March 31, 2012	20,236	17,605

(1) Includes lease terminations and space reductions occurring in connection with lease renewals.

(2) Excludes retenanting of vacant square feet acquired or developed.

Wholesale Data Center Property

Our shell-complete wholesale data center property, which upon completion and stabilization is expected to have a critical load of 18 megawatts, had three megawatts in operations at March 31, 2012 and December 31, 2011 that was leased to tenants with further expansion rights of up to a combined five megawatts.  We did not complete any leases on this property during the three months ended March 31, 2012.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure which is derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•                  office properties owned and 100% operational throughout the current and prior year reporting periods, excluding properties included in the Strategic Reallocation Plan.  We define these as changes from “Same Office Properties”;

•                  office properties acquired during the current and prior year reporting periods;

•                  constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods; and

•                  properties included in the Strategic Reallocation Plan that were not sold as of March 31, 2012; and

•                  property dispositions.

Refer to Note 13 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

The primary manner in which we evaluate the operating performance of our construction management and other service activities is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities.  The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee.  The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

We believe that operating income, as reported on our consolidated statements of operations, is the most directly comparable generally accepted accounting principles (“GAAP”) measure for both NOI from real estate operations and NOI from service operations.  Since both of these measures exclude certain items includable in operating income, reliance on these measures has limitations; management compensates for these limitations by using the measures simply as supplemental measures that are considered alongside other GAAP and non-GAAP measures.

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Three Months
	Ended March 31,
	2012	2011
	(in thousands)
NOI from real estate operations	$76,917	$72,289
NOI from service operations	927	410
NOI from discontinued operations	(2,180)	(2,889)
Depreciation and amortization associated with real estate operations	(31,066)	(30,043)
Impairment losses	(5,126)	(27,742)
General and administrative expense	(7,017)	(6,777)
Business development expenses and land carry costs	(1,594)	(1,241)
Operating income	$30,861	$4,007

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$121,939	$116,461	$5,478
Construction contract and other service revenues	21,534	21,028	506
Total revenues	143,473	137,489	5,984
Expenses
Property operating expenses	47,202	47,061	141
Depreciation and amortization associated with real estate operations	31,066	30,043	1,023
Construction contract and other service expenses	20,607	20,618	(11)
Impairment losses	5,126	27,742	(22,616)
General and administrative expense	7,017	6,777	240
Business development expenses and land carry costs	1,594	1,241	353
Total operating expenses	112,612	133,482	(20,870)

Operating income	30,861	4,007	26,854
Interest expense	(25,224)	(26,115)	891
Interest and other income	1,217	1,168	49
Equity in (loss) income of unconsolidated entities	(89)	30	(119)
Income tax (expense) benefit	(4,173)	544	(4,717)
Income (loss) from continuing operations	2,592	(20,366)	22,958
Discontinued operations	4,385	(901)	5,286
Gain on sales of real estate, net of income taxes	—	2,701	(2,701)
Net income (loss)	6,977	(18,566)	25,543
Net (income) loss attributable to noncontrolling interests	(300)	776	(1,076)
Preferred share dividends	(4,025)	(4,025)	—
Net income (loss) attributable to COPT common shareholders	$2,652	$(21,815)	$24,467

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$104,416	$102,528	$1,888
Constructed office properties placed in service	4,868	2,679	2,189
Acquired office properties	916	—	916
Strategic Reallocation Plan Properties	13,014	12,133	881
Dispositions	374	3,563	(3,189)
Other	1,716	1,538	178
	125,304	122,441	2,863
Property operating expenses
Same Office Properties	39,590	40,753	(1,163)
Constructed office properties placed in service	1,441	671	770
Acquired office properties	157	—	157
Strategic Reallocation Plan Properties	4,951	5,328	(377)
Dispositions	197	2,442	(2,245)
Other	2,051	958	1,093
	48,387	50,152	(1,765)
NOI from real estate operations
Same Office Properties	64,826	61,775	3,051
Constructed office properties placed in service	3,427	2,008	1,419
Acquired office properties	759	—	759
Strategic Reallocation Plan Properties	8,063	6,805	1,258
Dispositions	177	1,121	(944)
Other	(335)	580	(915)
	$76,917	$72,289	$4,628
Same Office Properties rent statistics
Average occupancy rate	89.5%	90.1%	-0.6%
Average straight-line rent per occupied square foot (1)	$5.86	$5.80	$0.06

(1)         Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

The decrease in property operating expenses of Same Office Properties was primarily due to decreases in snow removal and utility expenses resulting from a milder winter in the Mid Atlantic region in the current period.

Impairment Losses

We recognized the impairment losses described below in the current and prior periods:

•                  as described further in Note 4 to the consolidated financial statements, we recognized aggregate net impairment losses in the three months ended March 31, 2012 of $6.6 million (including $1.5 million classified as discontinued operations and $1.1 million in exit costs) on dispositions completed or expected to occur in connection with the Strategic Reallocation Plan; and

•                  as described further in our 2011 Annual Report on Form 10-K, we recognized an impairment loss of $27.7 million on Fort Ritchie in the three months ended March 31, 2011.

The table below sets forth impairment losses (recoveries) recognized by property classification:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Operating properties	$11,833	$—
Non-operating properties	(5,246)	27,242
Total	$6,587	$27,242

Income Tax (Expense) Benefit

The income tax expense recognized in the current period was due primarily to taxes recognized by our taxable REIT subsidiary in connection with the disposition of a non-operating property under the Strategic Reallocation Plan.

Discontinued Operations

The increase in discontinued operations was due primarily to $4.1 million in gains on sales of real estate recognized in the current period.

Gain on Sales of Real Estate, Net of Income Taxes

The decrease in gain on sales of real estate was attributable to our sale of a land parcel in Hunt Valley, Maryland in the prior period.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs, gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax, gain or loss on early extinguishment of debt and loss on interest rate swaps.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three months ended March 31, 2012 and 2011 and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months
	Ended March 31,
	2012	2011
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$6,977	$(18,566)
Add: Real estate-related depreciation and amortization	31,087	33,020
Add: Depreciation and amortization on unconsolidated real estate entities	114	119
Add: Impairment losses on previously depreciated operating properties	11,833	—
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(4,138)	—
FFO	45,873	14,573
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: Noncontrolling interests-other consolidated entities	24	(538)
Less: Preferred share dividends	(4,025)	(4,025)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(284)	(65)
Basic and Diluted FFO allocable to restricted shares	(294)	(282)
Basic and Diluted FFO	$41,129	$9,498
Operating property acquisition costs	—	23
Gain on sales of non-operating properties, net of income taxes	—	(2,701)
Impairment (recoveries) losses on other properties	(5,246)	27,742
Income tax expense on impairment recoveries on other properties	4,642	—
Diluted FFO, as adjusted for comparability	$40,525	$34,562

Weighted average common shares	71,458	66,340
Conversion of weighted average common units	4,281	4,396
Weighted average common shares/units - Basic FFO	75,739	70,736
Dilutive effect of share-based compensation awards	44	261
Weighted average common shares/units - Diluted FFO	75,783	70,997

Diluted FFO per share	$0.54	$0.13
Diluted FFO per share, as adjusted for comparability	$0.53	$0.49

Numerator for diluted EPS	$2,511	$(23,576)
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	159	—
Add: Real estate-related depreciation and amortization	31,087	33,020
Add: Depreciation and amortization of unconsolidated real estate entities	114	119
Add: Impairment losses on previously depreciated operating properties	11,833	—
Add: Numerator for diluted EPS allocable to restricted shares	141	282
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(284)	(65)
Less: Basic and diluted FFO allocable to restricted shares	(294)	(282)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(4,138)	—
Basic and Diluted FFO	$41,129	$9,498
Operating property acquisition costs	—	23
Gain on sales of non-operating properties, net of income taxes	—	(2,701)
Impairment (recoveries) losses on other properties	(5,246)	27,742
Income tax expense on impairment recoveries on other properties	4,642	—
Diluted FFO, as adjusted for comparability	$40,525	$34,562

Denominator for diluted EPS	71,458	70,736
Weighted average common units	4,281	—
Anti-dilutive EPS effect of share-based compensation awards	44	261
Denominator for diluted FFO per share measures	75,783	70,997

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2012 (in thousands):

Construction, development and redevelopment	$33,546
Tenant improvements on operating properties	948	(1)
Capital improvements on operating properties	1,694
	$36,188

(1)          Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Our net cash flow provided by operating activities increased $10.8 million when comparing the three months ended March 31, 2012 and 2011 due primarily to: an increase in cash flow received from real estate operations, which was affected by the timing of cash receipts; an increase in cash flow associated with the timing of cash flow from third-party construction projects; and $7.0 million in proceeds from the sale of our KEYW common stock in the current period; offset in part by $29.7 million paid to cash settle interest rate swaps in the current period.

Our net cash flow provided by investing activities increased $69.2 million when comparing the three months ended March 31, 2012 and 2011 due primarily to a $58.1 million increase from sales of properties.  Property sales in the current period included the disposition of properties in connection with the Strategic Reallocation Plan.  Property sales in the prior period included the disposition of a land parcel in Hunt Valley, Maryland.

Our net cash flow used in financing activities increased $80.1 million when comparing the three months ended March 31, 2012 and 2011 due primarily to:

•                  a $311.4 million increase in debt repayments.  Our debt repayments in the current period included primarily $337.0 million to pay down our Revolving Credit Facility using mostly proceeds from a new $250.0 million term loan agreement and property sales.  Our debt repayments in the prior period included primarily $25.0 million to pay down our Revolving Credit Facility using mostly proceeds from draws under construction loan facilities; offset in part by

•                  a $233.8 million increase in proceeds from debt.  Our proceeds in the current period included primarily: (1) $250.0 million upon origination of the new term loan agreement; and (2) $71.0 million in draws under our Revolving Credit Facility.  Our proceeds in the prior period included primarily $78.0 million in draws under our Revolving Credit Facility.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and improvements to existing properties.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  However, we do expect to generate significant cash by selling properties during the remainder of 2012 and in 2013.

We have historically relied on fixed-rate, non-recourse mortgage loans from banks and institutional lenders for long-term financing and to restore availability on our Revolving Credit Facility.  In recent years, we have relied more on unsecured bank loans and publicly issued, convertible unsecured debt for long-term financing.  We also periodically access the public equity markets to raise capital by issuing common and/or preferred shares.

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.   The lenders’ aggregate commitment under the facility is $1.0 billion, with a right for us to increase the lenders’ aggregate commitment to $1.5 billion, provided that there is no default under the facility.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  As of March 31, 2012, the maximum borrowing capacity under this facility totaled $1.0 billion, of which $590.6 million was available.

We also have construction loan facilities that provide for aggregate borrowings of up to $123.8 million, $73.2 million of which was available at March 31, 2012 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$52,953	$159,058	$547,681	$804,284	$274,605	$550,621	$2,389,202
Scheduled principal payments	9,854	10,285	7,099	5,738	4,037	3,258	40,271
Interest on debt (3)	73,345	90,753	78,032	55,371	30,891	4,562	332,954
New construction and redevelopment obligations (4)(5)	41,582	6,746	—	—	—	—	48,328
Third-party construction and development obligations (5)(6)	30,176	3,353	—	—	—	—	33,529
Capital expenditures for operating properties (5)(7)	19,393	6,464	—	—	—	—	25,857
Operating leases (8)	832	1,068	986	864	810	70,478	75,038
Other purchase obligations (9)	3,020	3,591	2,435	1,491	968	233	11,738
Total contractual cash obligations	$231,155	$281,318	$636,233	$867,748	$311,311	$629,152	$2,956,917

(1)          The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)          Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $11.4 million.

(3)          Represents interest costs for debt at March 31, 2012 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2012 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)          Represents contractual obligations pertaining to new construction and redevelopment activities.  Construction and redevelopment activities underway at March 31, 2012 included the following:

			Estimated	Expected Year
	Number of	Square Feet (in	Remaining Costs	For Costs to be
Activity	Properties	thousands)	(in millions)	Incurred Through
Construction of new office properties	6	789	$61.2	2013
Redevelopment of existing office properties	1	113	6.4	2013

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

We expect to spend more than $150 million on construction and development costs and approximately $70 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2012.  We expect to fund these costs and our debt maturities during the remainder of 2012 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to sell more than $130 million of properties during the remainder of 2012 and use the proceeds primarily to pay down our Revolving Credit Facility and pay off debt secured by the properties.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2012, we were well within the compliance requirements of these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2011 Annual Report on Form 10-K.

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

The following table sets forth as of March 31, 2012 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$45,426	$144,345	$157,965	$363,595	$278,642	$303,879	$1,293,852
Weighted average interest rate	6.37%	5.62%	6.41%	4.66%	6.57%	5.52%	5.65%
Variable rate debt	$17,381	$24,998	$396,815	$446,427	$—	$250,000	$1,135,621

(1)          Maturities include $16.8 million during the remainder of 2012, $24.2 million in 2013, $396.0 million in 2014 and $409.6 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)          Represents principal maturities only and therefore excludes net discounts of $11.4 million.

The fair market value of our debt was $2.4 billion at March 31, 2012.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $78 million at March 31, 2012.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2012 and December 31, 2011 and their respective fair values (dollars in thousands):

						Fair Value at
Notional		Fixed	Floating Rate	Effective	Expiration	March 31,	December 31,
Amount		Rate	Index	Date	Date	2012	2011
$50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	$—	$(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	(152)	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	(144)	(532)
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	(282)	55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(277)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(365)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(363)	(49)
39,027	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,090)	(1,054)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(2,673)	$(30,147)

(1)          The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)          As described further in our 2011 Annual Report on Form 10-K, on January 5, 2012, we cash settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.3 million in the three months ended March 31, 2012 if short-term interest rates were 1% higher.

Item 4.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          During the three months ended March 31, 2012, 34,550 of the Operating Partnership’s common units were exchanged for 34,550 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)      Not applicable

(c)       Not applicable

Item 3.  Defaults Upon Senior Securities

(a)       Not applicable

(b)      Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

(a)       Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1

Term Loan Agreement, dated as of February 14, 2012, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; PNC Bank, National Association; Royal Bank of Canada; and Wells Fargo Bank, National Association (filed herewith).

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

CORPORATE OFFICE PROPERTIES TRUST

Date: April 27, 2012	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date: April 27, 2012	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer