Form 10-Q/A
period 2012-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2012-06-19
CIK 860546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed in order to include disclosure regarding previously undisclosed out-of-period adjustments to the consolidated financial statements that were included in Part I, Items 1 and 2 of the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 previously filed on April 27, 2012 (the “Original Filing”).

During the second quarter of 2012, we identified an error in the consolidated financial statements for the year ended December 31, 2011 and the quarter ended March, 31, 2012.  The error was attributable to the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  During the first quarter of 2012, we identified an error that impacted the above referenced periods.  The error was an over-accrual of incentive compensation cost.  We have determined that the errors were not material in 2011 and are not material to our expected annual results for the year ending December 31, 2012.  Accordingly, the cumulative change is reported as an out-of-period adjustment in the three months ended March 31, 2012 on our consolidated statement of operations.

This Amendment No. 1 amends only Part I, Items 1 and 2 of the Original Filing solely to reflect the revision of the notes to the consolidated financial statements and to add disclosure to Part I, Item 2 relating to such revision.  The remaining items contained within this Amendment No. 1 consist of all other items originally contained in the Original Filing.  These remaining items are not amended hereby, but are included for the convenience of the reader.  Except for the foregoing amended information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  We are also updating the signature page and certifications of our Chief Executive and Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

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

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2011 included in our 2011 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature except for the out-of-period adjustment described below.  The consolidated financial statements have been prepared using the accounting policies described in our 2011 Annual Report on Form 10-K.

During the second quarter of 2012, we identified an error in the consolidated financial statements for the year ended December 31, 2011 and the quarter ended March, 31, 2012.  The error was attributable to the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million ($0.05 per share).  During the first quarter of 2012, we identified an error that impacted the above referenced periods.  The error was an over-accrual of incentive compensation cost.  The effect of this error was an overstatement of general and administrative expenses and an overstatement of net loss for the year ended December 31, 2011 of $0.7 million ($0.01 per share). The net impact of these errors was an understatement of our net loss for the year ended December 31, 2011 of $3.3 million ($0.04 per share).  We have determined that the errors were not material in 2011 and are not material to our expected annual results for the year ending December 31, 2012.  Accordingly, this cumulative change is reported as an out-of-period adjustment in the three months ended March 31, 2012 as follows: a reduction in net income of $3.3 million ($0.04 per share); an increase in income tax expense of $4.0 million ($0.05 per share); and a decrease in general and administrative expenses of approximately $0.7 million ($0.01 per share) on our consolidated statement of operations.

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

Income Tax (Expense) Benefit

The income tax expense recognized in the current period was due primarily to the impact of an out-of-period adjustment. See Note 2 of the consolidated financial statements for additional information.

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

10.1

Term Loan Agreement, dated as of February 14, 2012, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; PNC Bank, National Association; Royal Bank of Canada; and Wells Fargo Bank, National Association (previously filed).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date: June 19, 2012	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date: June 19, 2012	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer