Form 10-Q
period 2012-06-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2012-07-27
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

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

As of July 18, 2012, 72,089,752 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements
Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Properties, net:
Operating properties, net	$2,629,136	$2,714,056
Projects in development or held for future development	603,456	638,919
Total properties, net	3,232,592	3,352,975
Assets held for sale, net	144,392	116,616
Cash and cash equivalents	4,702	5,559
Restricted cash and marketable securities	22,632	36,232
Accounts receivable (net of allowance for doubtful accounts of $4,193 and $3,546, respectively)	10,992	26,032
Deferred rent receivable	85,595	86,856
Intangible assets on real estate acquisitions, net	76,426	89,120
Deferred leasing and financing costs, net	63,861	66,515
Prepaid expenses and other assets	73,883	87,619
Total assets	$3,715,075	$3,867,524
Liabilities and equity
Liabilities:
Debt, net	$2,191,851	$2,426,303
Accounts payable and accrued expenses	84,733	96,425
Rents received in advance and security deposits	27,124	29,548
Dividends and distributions payable	24,695	35,038
Deferred revenue associated with operating leases	13,938	15,554
Distributions received in excess of investment in unconsolidated real estate joint venture	6,282	6,071
Interest rate derivatives	4,400	30,863
Other liabilities	8,703	9,657
Total liabilities	2,361,726	2,649,459
Commitments and contingencies (Note 15)
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; shares authorized of 25,000,000 at June 30, 2012 and 15,000,000 at December 31, 2011; shares issued and outstanding of 15,021,667 at June 30, 2012 and 8,121,667 at December 31, 2011)	388,833	216,333
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 72,084,932 at June 30, 2012 and 72,011,324 at December 31, 2011)	721	720
Additional paid-in capital	1,450,923	1,452,393
Cumulative distributions in excess of net income	(562,678)	(532,288)
Accumulated other comprehensive loss	(3,717)	(1,733)
Total Corporate Office Properties Trust’s shareholders’ equity	1,274,082	1,135,425
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	52,152	55,281
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,315	18,559
Noncontrolling interests in subsidiaries	79,267	82,640
Total equity	1,353,349	1,218,065
Total liabilities and equity	$3,715,075	$3,867,524
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$94,502	$90,337	$188,394	$179,436
Tenant recoveries and other real estate operations revenue	21,889	18,682	44,073	40,101
Construction contract and other service revenues	16,995	28,097	38,529	49,125
Total revenues	133,386	137,116	270,996	268,662
Expenses
Property operating expenses	42,384	40,450	87,301	84,985
Depreciation and amortization associated with real estate operations	29,853	28,171	59,172	56,244
Construction contract and other service expenses	16,285	26,909	36,892	47,527
Impairment losses (recoveries)	—	20,183	(2,303)	47,925
General and administrative expenses	7,742	6,320	14,759	13,097
Business development expenses and land carry costs	1,298	1,349	2,874	2,571
Total operating expenses	97,562	123,382	198,695	252,349
Operating income	35,824	13,734	72,301	16,313
Interest expense	(24,747)	(25,595)	(49,667)	(51,263)
Interest and other income	840	2,756	2,057	3,924
Loss on early extinguishment of debt	(169)	(25)	(169)	(25)
Income (loss) from continuing operations before equity in loss of unconsolidated entities and income taxes	11,748	(9,130)	24,522	(31,051)
Equity in loss of unconsolidated entities	(187)	(94)	(276)	(64)
Income tax (expense) benefit	(17)	5,042	(4,190)	5,586
Income (loss) from continuing operations	11,544	(4,182)	20,056	(25,529)
Discontinued operations	296	(21,852)	(1,239)	(21,772)
Income (loss) before gain on sales of real estate	11,840	(26,034)	18,817	(47,301)
Gain on sales of real estate, net of income taxes	21	27	21	2,728
Net income (loss)	11,861	(26,007)	18,838	(44,573)
Net (income) loss attributable to noncontrolling interests:
Common units in the Operating Partnership	(390)	1,887	(549)	3,366
Preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Other consolidated entities	(552)	61	(528)	(477)
Net income (loss) attributable to Corporate Office Properties Trust	10,754	(24,224)	17,431	(42,014)
Preferred share dividends	(4,167)	(4,026)	(8,192)	(8,051)
Net income (loss) attributable to Corporate Office Properties Trust common shareholders	$6,587	$(28,250)	$9,239	$(50,065)
Net income (loss) attributable to Corporate Office Properties Trust:
Income (loss) from continuing operations	$10,475	$(3,744)	$18,603	$(21,609)
Discontinued operations, net	279	(20,480)	(1,172)	(20,405)
Net income (loss) attributable to Corporate Office Properties Trust	$10,754	$(24,224)	$17,431	$(42,014)

Basic earnings per common share (1)
Income (loss) from continuing operations	$0.09	$(0.12)	$0.14	$(0.45)
Discontinued operations	—	(0.30)	(0.01)	(0.30)
Net income (loss) attributable to COPT common shareholders	$0.09	$(0.42)	$0.13	$(0.75)

Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.09	$(0.12)	$0.14	$(0.45)
Discontinued operations	—	(0.30)	(0.01)	(0.30)
Net income (loss) attributable to COPT common shareholders	$0.09	$(0.42)	$0.13	$(0.75)

(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$11,861	$(26,007)	$18,838	$(44,573)
Other comprehensive income
Unrealized losses on interest rate derivatives	(2,639)	(8,458)	(4,626)	(8,594)
Losses on interest rate derivatives included in net income	928	1,163	2,402	2,267
Other comprehensive (loss) income	(1,711)	(7,295)	(2,224)	(6,327)
Comprehensive income (loss)	10,150	(33,302)	16,614	(50,900)
Comprehensive (income) loss attributable to noncontrolling interests	(1,011)	2,233	(1,282)	2,947
Comprehensive income (loss) attributable to COPT	$9,139	$(31,069)	$15,332	$(47,953)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2010 (66,931,582 common shares outstanding)	$216,333	$669	$1,295,592	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (21,045 shares)	—	—	328	—	—	(328)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,315	—	—	—	145,361
Exercise of share options (180,464 shares)	—	2	2,307	—	—	—	2,309
Share-based compensation	—	2	6,356	—	—	—	6,358
Restricted common share redemptions (107,442 shares)	—	—	(3,813)	—	—	—	(3,813)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(4,778)	—	—	4,778	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(5,461)	(866)	(6,327)
Net loss	—	—	—	(42,014)	—	(2,559)	(44,573)
Dividends	—	—	—	(65,387)	—	—	(65,387)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(3,947)	(3,947)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(8)	(8)
Balance at June 30, 2011 (71,891,631 common shares outstanding)	$216,333	$719	$1,441,284	$(389,195)	$(9,624)	$93,855	$1,353,372

Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,452,393	$(532,288)	$(1,733)	$82,640	$1,218,065
Conversion of common units to common shares (54,550 shares)	—	—	696	—	—	(696)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,835)	—	—	—	165,665
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Exercise of share options (12,667 shares)	—	—	189	—	—	—	189
Share-based compensation	—	1	7,180	—	—	—	7,181
Restricted common share redemptions (133,081 shares)	—	—	(3,219)	—	—	—	(3,219)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	524	—	—	(524)	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(1,984)	(240)	(2,224)
Net income	—	—	—	17,431	—	1,407	18,838
Dividends	—	—	—	(47,821)	—	—	(47,821)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(2,672)	(2,672)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(648)	(648)
Balance at June 30, 2012 (72,084,932 common shares outstanding)	$388,833	$721	$1,450,923	$(562,678)	$(3,717)	$79,267	$1,353,349
 See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Revenues from real estate operations received	$248,742	$233,541
Construction contract and other service revenues received	46,933	49,441
Property operating expenses paid	(80,528)	(81,173)
Construction contract and other service expenses paid	(37,296)	(51,538)
General and administrative and business development expenses paid	(10,124)	(10,429)
Interest expense paid	(45,435)	(47,425)
Cash settlement of interest rate derivatives	(29,738)	—
Proceeds from sale of trading marketable securities	18,975	—
Interest and other income received	529	250
Payments in connection with early extinguishment of debt	(156)	—
Income taxes paid	(8)	(170)
Net cash provided by operating activities	111,894	92,497
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(71,504)	(99,152)
Tenant improvements on operating properties	(13,797)	(20,721)
Other capital improvements on operating properties	(5,514)	(6,009)
Proceeds from sales of properties	130,814	6,943
Proceeds from sale of equity method investment	—	5,773
Mortgage and other loan receivables funded or acquired	(8,933)	(15,796)
Leasing costs paid	(5,489)	(6,802)
Other	(991)	(1,545)
Net cash provided by (used in) investing activities	24,586	(137,309)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	101,000	252,000
Other debt proceeds	273,909	32,662
Repayments of debt
Revolving Credit Facility	(568,000)	(205,000)
Scheduled principal amortization	(6,303)	(7,421)
Other debt repayments	(37,035)	(102,913)
Deferred financing costs paid	(2,111)	(557)
Net proceeds from issuance of preferred shares	165,902	—
Net proceeds from issuance of common shares	185	145,361
Common share dividends paid	(49,507)	(55,415)
Preferred share dividends paid	(8,051)	(8,051)
Distributions paid to noncontrolling interests in the Operating Partnership	(3,269)	(3,964)
Restricted share redemptions	(3,219)	(3,813)
Other	(838)	3,524
Net cash (used in) provided by financing activities	(137,337)	46,413
Net (decrease) increase in cash and cash equivalents	(857)	1,601
Cash and cash equivalents
Beginning of period	5,559	10,102
End of period	$4,702	$11,703

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$18,838	$(44,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	64,000	66,317
Impairment losses	7,693	72,347
Amortization of deferred financing costs	3,169	3,461
Increase in deferred rent receivable	(4,937)	(7,213)
Amortization of net debt discounts	1,565	3,367
Gain on sales of real estate	(4,056)	(2,867)
Gain on equity method investment	—	(2,442)
Share-based compensation	6,559	5,734
Other	(917)	(724)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,031	6,044
Decrease in restricted cash and marketable securities	14,082	856
Decrease in prepaid expenses and other assets	22,201	4,536
Decrease in accounts payable, accrued expenses and other liabilities	(907)	(7,522)
Decrease in rents received in advance and security deposits	(2,424)	(4,824)
Decrease in interest rate derivatives in connection with cash settlement	(28,003)	—
Net cash provided by operating activities	$111,894	$92,497
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(12,081)	$23,053
Increase in property, debt and other liabilities in connection with acquisitions	$—	$3,040
Decrease in fair value of derivatives applied to AOCL and noncontrolling interests	$2,255	$6,358
Dividends/distribution payable	$24,695	$35,021
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$696	$328
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$524	$4,778

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities.  As of June 30, 2012, our investments in real estate included the following:

•	228 operating office properties totaling 19.8 million square feet;

•
nine office properties under construction or redevelopment that we estimate will total approximately 1.1 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 2,303 acres (including 583 controlled but not owned) that we believe are potentially developable into approximately 20.1 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of June 30, 2012 follows:

Common Units	94%
Series G Preferred Units	100%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%
Series L Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of June 30, 2012.

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

 During the second quarter of 2012, we identified an error in the consolidated financial statements for the year ended December 31, 2011 and the quarter ended March 31, 2012.  The error was attributable to the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million ($0.05 per share).  During the first quarter of 2012, we identified an error that impacted the above-referenced periods.  The error was an over-accrual of incentive compensation cost.  The effect of this error was an overstatement of general and administrative expenses and an overstatement of net loss for the year ended December 31, 2011 of $0.7 million ($0.01 per share). The net impact of these errors was an understatement of our net loss for the year ended December 31, 2011 of $3.3 million ($0.04 per share).  We have determined that the errors were not material in 2011 and are not material to our expected annual results for the year ending December 31, 2012.  Accordingly, this cumulative change is reported as an out-of-period adjustment in the three months ended March 31, 2012 and six months ended June 30, 2012 as follows: a reduction in net income of $3.3 million ($0.04 per share); an increase in income tax expense of $4.0 million ($0.05 per share); and a decrease in general and administrative expenses of approximately $0.7 million ($0.01 per share) on our consolidated statements of operations.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.  Included among these reclassifications are retrospective changes in the presentation of:

•
our preferred shares of beneficial interest; these shares are reported on our consolidated balance sheets at their liquidation preference value after having been reported at par value in our 2011 Annual Report on Form 10-K; and

•
costs expensed in connection with properties not in operations; these costs are included in the line on our consolidated statements of operations entitled “business development expenses and land carry costs,” after having been included in property operating expenses in our 2011 Annual Report on Form 10-K.

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

Recurring Fair Value Measurements

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,911	$—	$—	$5,911
Common stocks	470	—	—	470
Other	241	—	—	241
Common stock (1)	446	—	—	446
Warrants to purchase common shares in KEYW (2)	—	207	—	207
Assets	$7,068	$207	$—	$7,275
Liabilities:
Deferred compensation plan liability (3)	$6,622	$—	$—	$6,622
Interest rate derivatives	—	4,400	—	4,400
Liabilities	$6,622	$4,400	$—	$11,022

(1)          Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.
(2)          Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.
(3)          Included in the line entitled “other liabilities” on our consolidated balance sheet.

At December 31, 2011, we owned 1.9 million shares, or approximately 7%, of the common stock of The KEYW Holding Corporation (“KEYW”).  During the six months ended June 30, 2012, we completed the sale of all of these shares for $14.0 million.  At June 30, 2012 and December 31, 2011, we owned warrants to purchase 50,000 shares of KEYW common stock at an exercise price of $9.25 per share.

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

Nonrecurring Fair Value Measurements

We assess each of our operating properties for impairment quarterly using cash flow projections and estimated fair values that we derive for each of the properties.  We update the leasing and other assumptions used in these projections regularly, paying particular attention to properties that have experienced chronic vacancy or face significant market challenges.  We review our plans and intentions for our development projects and land parcels quarterly.  Each quarter, we also review the reasonableness of changes in our estimated operating property fair values from amounts estimated in the prior quarter.  If events or changes in circumstances indicate that the carrying values of certain operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties.  For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the recovery analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans. Changes in holding periods may require us to recognize significant impairment losses.

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

We recognized impairment losses on certain properties and other assets associated with such properties during the three and six months ended June 30, 2012.  Accordingly, certain properties and related assets were adjusted to fair value.  The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands):

Impairment Losses
	Quoted Prices in		Significant		Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2012	June 30, 2012
Assets (1):
Properties, net	$—	$—	$202,250	$202,250	$2,214	$7,693

(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range
Properties on which impairment losses were recognized	$202,250	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	11.0% (2)
			Terminal capitalization rate	9.0% (2)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	$8.50 per square foot (2)
			Leasing costs	$20.00 per square foot (2)
(1) These fair value measurements were developed from third party sources, subject to our corroboration for reasonableness.
(2) Only one value applied to this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$443,319	$472,483
Buildings and improvements	2,748,162	2,801,252
Less: accumulated depreciation	(562,345)	(559,679)
Operating properties, net	$2,629,136	$2,714,056

Projects we had in development or held for future development consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$222,577	$229,833
Construction in progress, excluding land	380,879	409,086
Projects in development or held for future development	$603,456	$638,919

Dispositions and Impairments

We sold the following operating properties during the six months ended June 30, 2012 (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Sale Price	Gain on Sale
White Marsh Portfolio (1)	White Marsh, Maryland	1/30/2012	5	163,000	$19,100	$2,445
1101 Sentry Gateway	San Antonio, Texas	1/31/2012	1	95,000	13,500	1,747
222 and 224 Schilling Circle	Hunt Valley, Maryland	2/10/2012	2	56,000	4,400	102
15 and 45 West Gude Drive	Rockville, Maryland	5/2/2012	2	231,000	49,107	—
11800 Tech Road	Silver Spring, Maryland	6/14/2012	1	240,000	21,300	—
			11	785,000	$107,407	$4,294

(1) Includes three properties comprising the White Marsh Professional Center, 8615 Ridgely’s Choice and 8114 Sandpiper Circle.

We also sold non-operating properties during the six months ended June 30, 2012 for aggregate sale prices totaling $26.8 million; in addition to the gain on sales reflected above, we also recognized impairment losses on certain of these sales that are disclosed below.

As discussed in our 2011 Annual Report on Form 10-K, we implemented a plan in 2011 to dispose of office properties and land that are no longer closely aligned with our strategy (the “Strategic Reallocation Plan”).  During the six months ended June 30, 2012, we recognized aggregate net impairment losses in connection with the Strategic Reallocation Plan of $8.9 million ($11.2 million classified as discontinued operations and including $1.2 million in exit costs).  Approximately $5.1 million of these losses related to our expected disposition of an additional property. The expected cash flows from the resulting shortened holding period for this property are not sufficient to recover its carrying value. The table below sets forth the impairment losses recognized in the six months ended June 30, 2012 by period of recognition and by property classification (in thousands):

	Three Months Ended
	June 30, 2012	March 31, 2012	Total
Operating properties	$2,354	$11,833	$14,187
Non-operating properties	—	(5,246)	(5,246)
Total	$2,354	$6,587	$8,941

2012 Construction Activities

As of June 30, 2012, we had construction underway on eight office properties that we estimate will total 988,000 square feet upon completion, including four in the Baltimore/Washington Corridor, two in Huntsville, Alabama, one in Greater Baltimore and one in Northern Virginia, and redevelopment underway on one office property in Greater Philadelphia that we estimate will total 113,000 square feet upon completion.

5.    Real Estate Joint Ventures

During the six months ended June 30, 2012, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
June 30, 2012	December 31, 2011	Acquired	Ownership	Activity	to Loss (2)
$(6,282)	$(6,071)	9/29/2005	20%	Operates 16 Buildings	$—

(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at June 30, 2012 and December 31, 2011 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.
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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	June 30, 2012	December 31, 2011
Properties, net	$58,891	$59,792
Other assets	4,242	3,529
Total assets	$63,133	$63,321

Liabilities (primarily debt)	$68,581	$67,710
Owners’ equity	(5,448)	(4,389)
Total liabilities and owners’ equity	$63,133	$63,321

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,825	$1,890	$3,719	$3,814
Property operating expenses	(724)	(979)	(1,461)	(1,965)
Interest expense	(1,028)	(988)	(2,153)	(1,999)
Depreciation and amortization expense	(594)	(567)	(1,164)	(1,175)
Net loss	$(521)	$(644)	$(1,059)	$(1,325)

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at June 30, 2012 (dollars in thousands):

		Ownership		June 30, 2012		(1)
	Date	% at		Total	Pledged	Total
	Acquired	6/30/2012	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$61,464	$16,141	$11,758
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	60,126	48,029	43,584
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	34,694	33,582	17,716
COPT-FD Indian Head, LLC	10/23/2006	75%	Developing land parcel (5)	6,537	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,787	—	50
				$166,608	$97,752	$73,108
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).
(4) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).
(5) This joint venture’s property is in Charles County, Maryland.
(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 15.

6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Mortgage and other investing receivables	$38,121	$27,998
Prepaid expenses	9,541	20,035
Furniture, fixtures and equipment, net	9,248	10,177
Deferred tax asset	6,746	10,892
Lease incentives	5,229	5,233
Other assets	4,998	13,284
Prepaid expenses and other assets	$73,883	$87,619

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Notes receivable from City of Huntsville	$27,953	$17,741
Mortgage loans receivable	10,168	10,257
	$38,121	$27,998

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  Our mortgage loans receivable reflected above consists of two loans secured by properties in Greater Baltimore and the Baltimore/Washington Corridor.  We did not have an allowance for credit losses in connection with these receivables at June 30, 2012 or December 31, 2011.  The fair value of our mortgage and other investing receivables totaled $38.1 million at June 30, 2012 and $28.0 million at December 31, 2011.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $452,000 at June 30, 2012 and $530,000 at December 31, 2011.  We carried allowances for estimated losses for most of these balances.

7.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	June 30, 2012	June 30, 2012	December 31, 2011	Stated Interest Rates at	Dates at
				June 30, 2012	June 30, 2012
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$1,009,164	$1,052,421	5.20% - 7.87% (2)	2012-2034
Variable rate secured loans	N/A	38,844	39,213	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$123,802	64,656	40,336	LIBOR + 1.95% to 2.75% (4)	2013-2015
Total mortgage and other secured loans		1,112,664	1,131,970
Revolving Credit Facility	1,000,000	195,000	662,000	LIBOR + 1.75% to 2.50% (5)	September 1, 2014
Term Loan Facilities (6)	650,000	650,000	400,000	LIBOR + 1.65% to 2.40% (7)	2015-2017
Unsecured notes payable	N/A	5,106	5,050	0% (8)	2015-2026
4.25% Exchangeable Senior Notes	N/A	229,081	227,283	4.25%	April 2030 (9)
Total debt		$2,191,851	$2,426,303

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $2.0 million at June 30, 2012 and $2.4 million at December 31, 2011.

(2)	The weighted average interest rate on these loans was 6.01% at June 30, 2012.

(3)	The interest rate on the loan outstanding was 2.49% at June 30, 2012.

(4)	The weighted average interest rate on these loans was 2.72% at June 30, 2012.

(5)	The weighted average interest rate on the Revolving Credit Facility was 2.24% at June 30, 2012.

(6)	As described further below, we entered into a new facility effective on February 14, 2012.

(7)	The weighted average interest rate on these loans was 2.14% at June 30, 2012.

(8)
These notes may carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $1.7 million at June 30, 2012 and $1.8 million at December 31, 2011.

(9)
As described further in our 2011 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2012 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $240 million and an unamortized discount totaling $10.9 million at June 30, 2012 and $12.7 million at December 31, 2011.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at June 30, 2012 and December 31, 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense at stated interest rate	$2,550	$2,550	$5,100	$5,100
Interest expense associated with amortization of discount	906	852	1,798	1,692
Total	$3,456	$3,402	$6,898	$6,792

Effective February 14, 2012, we entered into an unsecured term loan agreement (the “Term Loan Agreement”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBank Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent.  We borrowed $250 million under the Term Loan Agreement.  The term loan matures on February 14, 2017.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

At June 30, 2012 and December 31, 2011, we were in default on a $15 million nonrecourse mortgage loan secured by a property with an estimated fair value of approximately $11 million that is included in our Strategic Reallocation Plan. On July 2, 2012, the mortgage lender accepted a deed in lieu of foreclosure on the property. As a result, we transferred title to the property to the mortgage lender and we were relieved of the debt obligation plus accrued interest. Upon completion of this transfer, we recognized a gain on extinguishment of debt of approximately $4 million, representing the difference between the mortgage loan and interest payable extinguished over the fair value of the property transferred as of the transfer date.

We capitalized interest costs of $3.6 million in the three months ended June 30, 2012, $4.3 million in the three months ended June 30, 2011, $7.4 million in the six months ended June 30, 2012 and $8.6 million in the six months ended June 30, 2011.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
4.25% Exchangeable Senior Notes	$229,081	$239,420	$227,283	$238,077
Other fixed-rate debt	1,014,270	1,022,314	1,057,471	1,054,424
Variable-rate debt	948,500	948,447	1,141,549	1,139,856
	$2,191,851	$2,210,181	$2,426,303	$2,432,357

8.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2012	December 31, 2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(490)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(486)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,062)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,058)	(49)
38,844	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,304)	(1,054)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(4,400)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	June 30, 2012		December 31, 2011
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$111
Interest rate swaps not designated as hedges	N/A	—	Prepaid expenses and other assets	605
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(4,400)	Interest rate derivatives	(2,255)
Interest rate swaps not designated as hedges	N/A	—	Interest rate derivatives	(28,608)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(2,639)	$(8,458)	$(4,626)	$(8,594)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(928)	(1,163)	(2,402)	(2,267)

Over the next 12 months, we estimate that approximately $2.2 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2012, the fair value of interest rate derivatives in a liability position related to these agreements was $4.4 million, excluding the effects of accrued interest. As of June 30, 2012, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $4.7 million.

9.    Shareholders’ Equity

On June 27, 2012, we completed the public offering of 6.9 million Series L Cumulative Preferred Shares of beneficial interest (“Series L Preferred Shares”) at a price of $25.00 per share for net proceeds of $165.7 million after underwriting discounts but before offering expenses. These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after June 27, 2017. Holders of these shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). Dividends accrue from the date of issue at the annual rate of $1.84375 per share, which is equal to 7.375% of the $25.00 per share ($172.5 million in the aggregate) liquidation preference. We contributed the net proceeds from the sale to our Operating Partnership in exchange for 6.9 million Series L Preferred Units. The Series L Preferred Units carry terms that are substantially the same as the Series L Preferred Shares.

During the six months ended June 30, 2012, holders of 54,550 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

We declared dividends per common share of $0.275 in the three months ended June 30, 2012, $0.4125 in the three months ended June 30, 2011, $0.55 in the six months ended June 30, 2012 and $0.825 in the six months ended June 30, 2011.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended June 30, 2012
Revenues from real estate operations	$55,677	$19,051	$7,830	$4,232	$4,139	$14,664	$4,560	$6,149	$2,458	$3,770	$1,438	$123,968
Property operating expenses	19,065	7,176	4,023	1,716	1,139	5,805	1,882	2,194	732	252	1,175	45,159
NOI from real estate operations	$36,612	$11,875	$3,807	$2,516	$3,000	$8,859	$2,678	$3,955	$1,726	$3,518	$263	$78,809
Additions to long-lived assets	$3,075	$719	$259	$431	$293	$3,616	$412	$687	$90	$133	$11	$9,726
Transfers from non-operating properties	$4,463	$—	$102	$—	$(362)	$29	$546	$1,980	$2,087	$(154)	$57,680	$66,371
Three Months Ended June 30, 2011
Revenues from real estate operations	$52,860	$18,445	$7,089	$4,252	$3,564	$17,846	$5,325	$5,912	$1,675	$2,562	$1,276	$120,806
Property operating expenses	17,983	7,276	3,138	1,657	961	7,233	2,178	1,980	345	1,093	829	44,673
NOI from real estate operations	$34,877	$11,169	$3,951	$2,595	$2,603	$10,613	$3,147	$3,932	$1,330	$1,469	$447	$76,133
Additions to long-lived assets	$4,816	$2,781	$—	$656	$461	$4,115	$2,453	$1,085	$—	$650	$—	$17,017
Transfers from non-operating properties	$6,140	$4	$159	$—	$—	$3,594	$31	$2	$6,024	$—	$—	$15,954
Six Months Ended June 30, 2012
Revenues from real estate operations	$111,927	$37,611	$15,438	$8,126	$8,351	$30,036	$10,309	$12,602	$4,630	$7,388	$2,854	$249,272
Property operating expenses	39,216	14,576	7,840	3,626	2,397	11,695	4,403	4,579	1,347	1,485	2,382	93,546
NOI from real estate operations	$72,711	$23,035	$7,598	$4,500	$5,954	$18,341	$5,906	$8,023	$3,283	$5,903	$472	$155,726
Additions to long-lived assets	$4,939	$2,380	$259	$(298)	$460	$4,335	$1,183	$786	$90	$159	$11	$14,304
Transfers from non-operating properties	$30,057	$—	$464	$—	$194	$394	$881	$2,296	$9,390	$(154)	$57,680	$101,202
Segment assets at June 30, 2012	$1,227,287	$474,959	$120,069	$107,390	$98,779	$369,497	$78,736	$181,808	$111,145	$112,578	$100,708	$2,982,956
Six Months Ended June 30, 2011
Revenues from real estate operations	$106,112	$36,719	$14,752	$8,842	$7,098	$35,458	$10,934	$11,832	$3,614	$5,400	$2,486	$243,247
Property operating expenses	39,041	14,866	6,951	3,284	1,975	15,685	4,839	4,323	763	1,560	1,538	94,825
NOI from real estate operations	$67,071	$21,853	$7,801	$5,558	$5,123	$19,773	$6,095	$7,509	$2,851	$3,840	$948	$148,422
Additions to long-lived assets	$11,221	$4,814	$—	$812	$841	$12,203	$3,505	$1,821	$(4)	$4	$—	$35,217
Transfers from non-operating properties	$26,023	$(3)	$759	$—	$—	$7,841	$385	$2	$3,550	$—	$6,654	$45,211
Segment assets at June 30, 2011	$1,193,626	$485,927	$115,149	$115,515	$85,563	$459,601	$142,334	$213,021	$101,542	$83,437	$30,547	$3,026,262

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment revenues from real estate operations	$123,968	$120,806	$249,272	$243,247
Construction contract and other service revenues	16,995	28,097	38,529	49,125
Less: Revenues from discontinued operations (Note 13)	(7,577)	(11,787)	(16,805)	(23,710)
Total revenues	$133,386	$137,116	$270,996	$268,662

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment property operating expenses	$45,159	$44,673	$93,546	$94,825
Less: Property operating expenses from discontinued operations (Note 13)	(2,775)	(4,223)	(6,245)	(9,840)
Total property operating expenses	$42,384	$40,450	$87,301	$84,985

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Construction contract and other service revenues	$16,995	$28,097	$38,529	$49,125
Construction contract and other service expenses	(16,285)	(26,909)	(36,892)	(47,527)
NOI from service operations	$710	$1,188	$1,637	$1,598

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NOI from real estate operations	$78,809	$76,133	$155,726	$148,422
NOI from service operations	710	1,188	1,637	1,598
Interest and other income	840	2,756	2,057	3,924
Equity in loss of unconsolidated entities	(187)	(94)	(276)	(64)
Income tax (expense) benefit	(17)	5,042	(4,190)	5,586
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(29,853)	(28,171)	(59,172)	(56,244)
Impairment (losses) recoveries	—	(20,183)	2,303	(47,925)
General and administrative expenses	(7,742)	(6,320)	(14,759)	(13,097)
Business development expenses and land carry costs	(1,298)	(1,349)	(2,874)	(2,571)
Interest expense on continuing operations	(24,747)	(25,595)	(49,667)	(51,263)
NOI from discontinued operations	(4,802)	(7,564)	(10,560)	(13,870)
Loss on early extinguishment of debt	(169)	(25)	(169)	(25)
Income (loss) from continuing operations	$11,544	$(4,182)	$20,056	$(25,529)

The following table reconciles our segment assets to total assets (in thousands):

	June 30, 2012	June 30, 2011
Segment assets	$2,982,956	$3,026,262
Non-operating property assets	607,590	686,806
Other assets	124,529	155,162
Total assets	$3,715,075	$3,868,230

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

All PSUs granted on March 4, 2010 and outstanding at December 31, 2011 were held by Mr. Randall M. Griffin, our Chief Executive Officer, and were terminated upon his retirement on March 31, 2012.  Based on the Company’s total shareholder return relative to its peer group of companies, there was no payout value in connection with the termination of the PSUs.

The PSUs granted to our executives on March 3, 2011, as described in our 2011 Annual Report on Form 10-K, were outstanding at June 30, 2012.

Restricted Shares

During the six months ended June 30, 2012, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 152,274 restricted shares with an aggregate grant date fair value of $3.6 million (weighted average of $24.16 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the six months ended June 30, 2012, forfeiture restrictions lapsed on 355,333 previously issued common shares; these shares had a weighted average grant date fair value of $32.91 per share, and the aggregate intrinsic value of the shares on the vesting dates was $8.6 million.

Options

During the six months ended June 30, 2012, 12,667 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $15.01 per share, and the aggregate intrinsic value of the options exercised was $110,000.

12.    Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income tax (expense) benefit consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Deferred
Federal	$(13)	$4,119	$(3,430)	$4,566
State	(4)	910	(760)	1,010
	(17)	5,029	(4,190)	5,576
Current
Federal	—	10	—	8
State	—	3	—	2
	—	13	—	10
Total income tax (expense) benefit	$(17)	$5,042	$(4,190)	$5,586

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.6% for the three and six months ended June 30, 2012 and 2011.

13.    Discontinued Operations and Asset Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	1344 and 1348 Ashton Road and 1350 Dorsey Road in the Baltimore/Washington Corridor that were sold on May 24, 2011;

•	216 Schilling Circle in Greater Baltimore that was sold on August 23, 2011;

•	four properties comprising the Towson Portfolio in Greater Baltimore that were sold on September 29, 2011;

•	11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

•	10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

•	13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011;

•	three properties comprising the White Marsh Professional Center, 8615 Ridgely's Choice and 8114 Sandpiper Circle in Greater Baltimore that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012; and

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were classified as held for sale as of June 30, 2012 and sold on July 24, 2012.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue from real estate operations	$7,577	$11,787	$16,805	$23,710
Property operating expenses	(2,775)	(4,223)	(6,245)	(9,840)
Depreciation and amortization	(1,813)	(3,878)	(3,581)	(8,825)
Impairment losses	(2,354)	(24,422)	(11,244)	(24,422)
Business development and land carry costs	(6)	(20)	(24)	(39)
Interest expense	(228)	(1,235)	(983)	(2,495)
Gain on sales of real estate	(103)	139	4,035	139
Loss on early extinguishment of debt	(2)	—	(2)	—
Discontinued operations	$296	$(21,852)	$(1,239)	$(21,772)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011
Properties, net	$133,660	$108,356
Deferred rent receivable	5,306	2,800
Intangible assets on real estate acquisitions, net	2,246	1,737
Deferred leasing costs, net	2,643	3,723
Lease incentives	537	—
Assets held for sale	$144,392	$116,616

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$11,544	$(4,182)	$20,056	$(25,529)
Gain on sales of real estate, net	21	27	21	2,728
Preferred share dividends	(4,167)	(4,026)	(8,192)	(8,051)
(Income) loss from continuing operations attributable to noncontrolling interests	(1,090)	411	(1,474)	1,192
Income from continuing operations attributable to restricted shares	(105)	(237)	(246)	(519)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	6,203	(8,007)	10,165	(30,179)
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	—	(517)	—	(2,002)
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$6,203	$(8,524)	$10,165	$(32,181)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$6,203	$(8,007)	$10,165	$(30,179)
Discontinued operations	296	(21,852)	(1,239)	(21,772)
Discontinued operations attributable to noncontrolling interests	(17)	1,372	67	1,367
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	6,482	(28,487)	8,993	(50,584)
Dilutive effect of common units in the Operating Partnership	—	(1,887)	—	(3,366)
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$6,482	$(30,374)	$8,993	$(53,950)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	71,624	68,446	71,541	67,399
Dilutive effect of common units	—	4,382	—	4,389
Dilutive effect of share-based compensation awards	25	—	35	—
Denominator for diluted EPS	71,649	72,828	71,576	71,788
Basic EPS:
Loss from continuing operations attributable to COPT common shareholders	$0.09	$(0.12)	$0.14	$(0.45)
Discontinued operations attributable to COPT common shareholders	—	(0.30)	(0.01)	(0.30)
Net income (loss) attributable to COPT common shareholders	$0.09	$(0.42)	$0.13	$(0.75)
Diluted EPS:
Loss from continuing operations attributable to COPT common shareholders	$0.09	$(0.12)	$0.14	$(0.45)
Discontinued operations attributable to COPT common shareholders	—	(0.30)	(0.01)	(0.30)
Net income (loss) attributable to COPT common shareholders	$0.09	$(0.42)	$0.13	$(0.75)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighed Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Conversion of common units	4,255	—	4,267	—
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended June 30, 2012 and 2011 of 434,000 and 624,000, respectively, and for the six months ended June 30, 2012 and 2011 of 503,000 and 637,000, respectively; and

•
weighted average options for the three months ended June 30, 2012 and 2011 of 768,000 and 625,000, respectively, and for the six months ended June 30, 2012 and 2011 of 793,000 and 623,000, respectively.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of June 30, 2012.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $4.7 million liability through June 30, 2012 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

16.    Subsequent Events

On July 11, 2012, we acquired 13857 McLearen Road, a 202,000 square foot office property in Herndon, Virginia that was 100% leased, for $49 million.

On July 23, 2012, we entered into the following interest rate swap derivatives that were each designated as a cash flow hedge of interest rate risk (dollars in thousands):

Notional Amount	Fixed Rate	Floating Rate Index	Effective Date	Expiration Date
$100,000	0.8055%	One-Month LIBOR	9/2/2014	9/1/2016
100,000	0.8100%	One-Month LIBOR	9/2/2014	9/1/2016
100,000	1.6730%	One-Month LIBOR	9/1/2015	8/1/2019
100,000	1.7300%	One-Month LIBOR	9/1/2015	8/1/2019

On July 24, 2012, we sold 23 operating properties totaling 1.4 million square feet and a six acre land parcel in the Baltimore/Washington Corridor and Greater Baltimore regions for an aggregate sale price of $162 million.

In July 2012, we called for redemption on August 6, 2012 of all of our Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption.

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

During the six months ended June 30, 2012, we:

•
sold 11 operating properties totaling 785,000 square feet and non-operating properties for aggregate sale prices totaling $134.2 million.  The $131 million in net proceeds from these sales were used primarily to pay down our Revolving Credit Facility;

•
issued 6.9 million Series L Cumulative Preferred Shares (the “Series L Preferred Shares”) at a price of $25.00 per share for net proceeds of $165.7 million after underwriting discounts but before offering expenses. These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after June 27, 2017. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
entered into an unsecured term loan agreement, under which we borrowed $250.0 million.  The term loan agreement matures on February 14, 2017.  The net proceeds from these borrowings were used to pay down our Revolving Credit Facility;

•	finished the period with occupancy of our portfolio of operating office properties at 87.4%;

•
had an increase of $5.0 million as compared to the six months ended June 30, 2011 in our net operating income (“NOI”) from real estate operations (defined below) attributable to our Same Office Properties (also defined below); and

•
had an increase in net income attributable to common shareholders of $59.3 million as compared to the six months ended June 30, 2011, due in large part to a decrease in impairment losses of $63.4 million attributable primarily to losses recognized on properties identified for disposition under our Strategic Reallocation Plan in the six months ended June 30, 2011.

Subsequent to June 30, 2012, we:

•
acquired 13857 McLearen Road, a 202,000 square foot office property in Herndon, Virginia that was 100% leased, for $49 million on July 11, 2012, which we financed using borrowings on our Revolving Credit Facility;

•
sold 23 operating properties totaling 1.4 million square feet and a land parcel on July 24, 2012 for an aggregate sale price of $162 million, or approximately $140 million after repayment of debt on the properties and related transaction costs. We used the remaining net proceeds primarily to pay down our Revolving Credit Facility. At the time of sale, we recognized gains on the sales, net of exit costs, of approximately $13 million and losses on the early extinguishment of the associated debt of approximately $2 million; and

•
called for redemption on August 6, 2012 of all of our Series G Preferred Shares at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption.  We recognized at the time of redemption a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares.

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	the dilutive effects of issuing additional common shares; and

•	environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	June 30, 2012	December 31, 2011
Occupancy rates at period end
Total	87.4%	86.2%
Baltimore/Washington Corridor	87.9%	87.9%
Northern Virginia	86.5%	84.8%
San Antonio	96.5%	90.7%
Washington, DC - Capitol Riverfront	89.0%	91.6%
St. Mary’s and King George Counties	86.9%	87.3%
Greater Baltimore	86.1%	84.5%
Suburban Maryland	83.5%	79.6%
Colorado Springs	76.6%	74.9%
Greater Philadelphia	100.0%	99.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$27.13	$26.59

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2011	20,514	17,685
Square feet vacated upon lease expiration (1)	—	(427)
Square feet retenanted after lease expiration (2)	—	402
Square feet constructed or redeveloped	61	193
Dispositions	(785)	(573)
Other changes	(3)	6
June 30, 2012	19,787	17,286

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes retenanting of vacant square feet acquired or developed.

Wholesale Data Center Property

Our shell-complete wholesale data center property, which upon completion and stabilization is expected to have a critical load of 18 megawatts, had three megawatts in operations at June 30, 2012 and December 31, 2011 that was leased to tenants with further expansion rights of up to a combined five megawatts.  We did not complete any leases on this property during the six months ended June 30, 2012.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	properties included in the Strategic Reallocation Plan that were not sold as of June 30, 2012; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012		2011
	(in thousands)
NOI from real estate operations	$78,809	$76,133	$155,726		$148,422
NOI from service operations	710	1,188	1,637		1,598
NOI from discontinued operations	(4,802)	(7,564)	(10,560)		(13,870)
Depreciation and amortization associated with real estate operations	(29,853)	(28,171)	(59,172)	—	(56,244)
Impairment (losses) recoveries	—	(20,183)	2,303		(47,925)
General and administrative expense	(7,742)	(6,320)	(14,759)		(13,097)
Business development expenses and land carry costs	(1,298)	(1,349)	(2,874)		(2,571)
Operating income	$35,824	$13,734	$72,301		$16,313

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$116,391	$109,019	$7,372
Construction contract and other service revenues	16,995	28,097	(11,102)
Total revenues	133,386	137,116	(3,730)
Expenses
Property operating expenses	42,384	40,450	1,934
Depreciation and amortization associated with real estate operations	29,853	28,171	1,682
Construction contract and other service expenses	16,285	26,909	(10,624)
Impairment losses	—	20,183	(20,183)
General and administrative expense	7,742	6,320	1,422
Business development expenses and land carry costs	1,298	1,349	(51)
Total operating expenses	97,562	123,382	(25,820)
Operating income	35,824	13,734	22,090
Interest expense	(24,747)	(25,595)	848
Interest and other income	840	2,756	(1,916)
Loss on early extinguishment of debt	(169)	(25)	(144)
Equity in loss of unconsolidated entities	(187)	(94)	(93)
Income tax (expense) benefit	(17)	5,042	(5,059)
Income (loss) from continuing operations	11,544	(4,182)	15,726
Discontinued operations	296	(21,852)	22,148
Gain on sales of real estate, net of income taxes	21	27	(6)
Net income (loss)	11,861	(26,007)	37,868
Net (income) loss attributable to noncontrolling interests	(1,107)	1,783	(2,890)
Preferred share dividends	(4,167)	(4,026)	(141)
Net income (loss) attributable to COPT common shareholders	$6,587	$(28,250)	$34,837

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$101,175	$97,075	$4,100
Constructed office properties placed in service	5,090	3,079	2,011
Acquired office properties	1,059	—	1,059
Strategic Reallocation Plan Properties Held	13,695	13,474	221
Dispositions	1,231	5,512	(4,281)
Other	1,718	1,666	52
	123,968	120,806	3,162
Property operating expenses
Same Office Properties	36,751	34,772	1,979
Constructed office properties placed in service	1,446	679	767
Acquired office properties	160	—	160
Strategic Reallocation Plan Properties Held	5,348	5,004	344
Dispositions	423	2,525	(2,102)
Other	1,031	1,693	(662)
	45,159	44,673	486
NOI from real estate operations
Same Office Properties	64,424	62,303	2,121
Constructed office properties placed in service	3,644	2,400	1,244
Acquired office properties	899	—	899
Strategic Reallocation Plan Properties Held	8,347	8,470	(123)
Dispositions	808	2,987	(2,179)
Other	687	(27)	714
	$78,809	$76,133	$2,676
Same Office Properties rent statistics
Average occupancy rate	89.9%	90.3%	-0.4%
Average straight-line rent per occupied square foot (1)	$5.88	$5.81	$0.07

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

Impairment Losses

The table below sets forth aggregate impairment losses that we recognized primarily in connection with the Strategic Reallocation Plan, by property classification (including amounts classified as discontinued operations of $2.4 million in the current period and $24.4 million in the prior period):

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Operating properties	$2,354	$31,031
Non-operating properties	—	13,574
Total	$2,354	$44,605

Income Tax (Expense) Benefit

The income tax benefit in the prior period was due primarily to a $4.6 million benefit on impairment loss recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Discontinued Operations

The change in discontinued operations was due mostly to an additional $22.1 million in impairment losses recognized in the prior period primarily in connection with the Strategic Reallocation Plan.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$232,467	$219,537	$12,930
Construction contract and other service revenues	38,529	49,125	(10,596)
Total revenues	270,996	268,662	2,334
Expenses
Property operating expenses	87,301	84,985	2,316
Depreciation and amortization associated with real estate operations	59,172	56,244	2,928
Construction contract and other service expenses	36,892	47,527	(10,635)
Impairment (recoveries) losses	(2,303)	47,925	(50,228)
General and administrative expense	14,759	13,097	1,662
Business development expenses and land carry costs	2,874	2,571	303
Total operating expenses	198,695	252,349	(53,654)
Operating income	72,301	16,313	55,988
Interest expense	(49,667)	(51,263)	1,596
Interest and other income	2,057	3,924	(1,867)
Loss on early extinguishment of debt	(169)	(25)	(144)
Equity in loss of unconsolidated entities	(276)	(64)	(212)
Income tax (expense) benefit	(4,190)	5,586	(9,776)
Income (loss) from continuing operations	20,056	(25,529)	45,585
Discontinued operations	(1,239)	(21,772)	20,533
Gain on sales of real estate, net of income taxes	21	2,728	(2,707)
Net income (loss)	18,838	(44,573)	63,411
Net (income) loss attributable to noncontrolling interests	(1,407)	2,559	(3,966)
Preferred share dividends	(8,192)	(8,051)	(141)
Net income (loss) attributable to COPT common shareholders	$9,239	$(50,065)	$59,304

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$202,129	$196,110	$6,019
Constructed office properties placed in service	9,957	5,758	4,199
Acquired office properties	1,974	—	1,974
Strategic Reallocation Plan Properties Held	27,743	27,247	496
Dispositions	4,034	10,929	(6,895)
Other	3,435	3,203	232
	249,272	243,247	6,025
Property operating expenses
Same Office Properties	74,777	73,801	976
Constructed office properties placed in service	2,886	1,349	1,537
Acquired office properties	315	—	315
Strategic Reallocation Plan Properties Held	10,743	10,951	(208)
Dispositions	1,740	6,072	(4,332)
Other	3,085	2,652	433
	93,546	94,825	(1,279)
NOI from real estate operations
Same Office Properties	127,352	122,309	5,043
Constructed office properties placed in service	7,071	4,409	2,662
Acquired office properties	1,659	—	1,659
Strategic Reallocation Plan Properties Held	17,000	16,296	704
Dispositions	2,294	4,857	(2,563)
Other	350	551	(201)
	$155,726	$148,422	$7,304
Same Office Properties rent statistics
Average occupancy rate	89.7%	90.2%	(0.5)%
Average straight-line rent per occupied square foot (1)	$11.76	$11.65	$0.11

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the six month periods set forth above.

The increase in revenues from our Same Office Properties was due primarily to increases in rental revenue and directly reimbursable tenant expenses. The increase in property operating expenses from our Same Office Properties was primarily due to the increases in expenses directly reimbursable from tenants, offset in part by decreases in snow removal and utility expenses resulting from a milder winter and spring in the Mid-Atlantic region.

Impairment Losses

We recognized the impairment losses described below in the current and prior periods:

•
as described further in Note 4 to the consolidated financial statements, we recognized aggregate net impairment losses in the current period of $8.9 million ($11.2 million classified as discontinued operations and including $1.2 million in exit costs) on dispositions completed or expected to occur in connection with the Strategic Reallocation Plan;

•
in connection primarily with the Strategic Reallocation Plan, we recognized aggregate impairment losses of $44.6 million in the prior period (including $24.4 million classified as discontinued operations); and

•	as described further in our 2011 Annual Report on Form 10-K, we recognized an impairment loss of $27.7 million on Fort Ritchie in the six months ended June 30, 2011.

The table below sets forth impairment losses (recoveries) recognized by property classification:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating properties	$14,187	$31,031
Non-operating properties	(5,246)	41,316
Total	$8,941	$72,347

Income Tax (Expense) Benefit

The income tax expense recognized in the current period was due primarily to the impact of an out-of-period adjustment. See Note 2 of the consolidated financial statements for additional information. The income tax benefit in the prior period was due primarily to a $4.6 million benefit on impairment losses recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Discontinued Operations

The change in discontinued operations was due primarily to an additional $13.2 million in impairment losses recognized in the prior period in connection primarily with the Strategic Reallocation Plan and $3.9 million in additional gains on sales of real estate recognized in the current period.

Funds from Operations

Funds from operations (“FFO”) is defined as net income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. When multiple properties consisting of both operating and non-operating properties exist on a single tax parcel, we classify all of the gains on sales of, and impairment losses on, the tax parcel as all being for previously depreciated operating properties when most of the value of the parcel is associated with operating properties on the parcel. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

The table below sets forth the computation of the above stated measures for the three and six months ended June 30, 2012 and 2011 and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$11,861	$(26,007)	$18,838	$(44,573)
Add: Real estate-related depreciation and amortization	31,666	32,049	62,753	65,069
Add: Depreciation and amortization on unconsolidated real estate entities	119	115	233	234
Add: Impairment losses on previously depreciated operating properties	2,354	31,031	14,187	31,031
Less: Gain on sales of previously depreciated operating properties, net of income taxes	115	(150)	(4,023)	(150)
FFO	46,115	37,038	91,988	51,611
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: Noncontrolling interests-other consolidated entities	(552)	61	(528)	(477)
Less: Preferred share dividends	(4,167)	(4,026)	(8,192)	(8,051)
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	132	(225)	(152)	(290)
Basic and Diluted FFO allocable to restricted shares	(220)	(237)	(514)	(519)
Basic and Diluted FFO	$41,143	$32,446	$82,272	$41,944
Operating property acquisition costs	7	52	7	75
Gain on sales of non-operating properties, net of income taxes	(33)	(16)	(33)	(2,717)
Impairment losses (recoveries) on other properties	—	13,574	(5,246)	41,316
Income tax expense on impairment recoveries on other properties	—	(4,598)	4,642	(4,598)
Loss on early extinguishment of debt	171	25	171	25
Diluted FFO, as adjusted for comparability	$41,288	$41,483	$81,813	$76,045

Weighted average common shares	71,624	68,446	71,541	67,399
Conversion of weighted average common units	4,255	4,382	4,267	4,389
Weighted average common shares/units - Basic FFO	75,879	72,828	75,808	71,788
Dilutive effect of share-based compensation awards	25	151	35	205
Weighted average common shares/units - Diluted FFO	75,904	72,979	75,843	71,993

Diluted FFO per share	$0.54	$0.44	$1.08	$0.58
Diluted FFO per share, as adjusted for comparability	$0.54	$0.57	$1.08	$1.06

Numerator for diluted EPS	$6,482	$(30,374)	$8,993	$(53,950)
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	390	—	549	—
Add: Real estate-related depreciation and amortization	31,666	32,049	62,753	65,069
Add: Depreciation and amortization of unconsolidated real estate entities	119	115	233	234
Add: Impairment losses on previously depreciated operating properties	2,354	31,031	14,187	31,031
Add: Numerator for diluted EPS allocable to restricted shares	105	237	246	519
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	132	(225)	(152)	(290)
Less: Basic and diluted FFO allocable to restricted shares	(220)	(237)	(514)	(519)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	115	(150)	(4,023)	(150)
Basic and Diluted FFO	$41,143	$32,446	$82,272	$41,944
Operating property acquisition costs	7	52	7	75
Gain on sales of non-operating properties, net of income taxes	(33)	(16)	(33)	(2,717)
Impairment losses (recoveries) on other properties	—	13,574	(5,246)	41,316
Income tax expense on impairment recoveries on other properties	—	(4,598)	4,642	(4,598)
Loss on early extinguishment of debt	171	25	171	25
Diluted FFO, as adjusted for comparability	$41,288	$41,483	$81,813	$76,045

Denominator for diluted EPS	71,649	72,828	71,576	71,788
Weighted average common units	4,255	—	4,267	—
Anti-dilutive EPS effect of share-based compensation awards	—	151	—	205
Denominator for diluted FFO per share measures	75,904	72,979	75,843	71,993

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2012 (in thousands):

Construction, development and redevelopment	$71,385
Tenant improvements on operating properties	4,937	(1)
Capital improvements on operating properties	3,449
	$79,771
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Our net cash flow provided by operating activities increased $19.4 million when comparing the six months ended June 30, 2012 and 2011 due primarily to: an increase in cash flow received from real estate operations, which was affected by the timing of cash receipts; an increase in cash flow associated with the timing of cash flow from third-party construction projects; and $19.0 million in proceeds in the current period from the sale of our KEYW common stock, including $5.1 million received from sales completed in 2011; offset in part by $29.7 million paid to cash settle interest rate swaps in the current period.

Our net cash flow provided by investing activities increased $161.9 million when comparing the six months ended June 30, 2012 and 2011 due mostly to a $123.9 million increase from sales of properties primarily in connection with the Strategic Reallocation Plan.

Our net cash flow used in financing activities increased $183.8 million when comparing the six months ended June 30, 2012 and 2011 due primarily to:

•
a $296.0 million increase in debt repayments.  Our debt repayments in the current period included primarily $568.0 million to pay down our Revolving Credit Facility using mostly proceeds from a new $250.0 million term loan agreement, our issuance of the Series L Preferred Shares and property sales.  Our debt repayments in the prior period included primarily $205.0 million to pay down our Revolving Credit Facility using mostly proceeds from our common share offering and draws under construction loan facilities; offset in part by

•
a $90.2 million increase in proceeds from debt.  Our proceeds in the current period included primarily: (1) $250.0 million upon origination of the new term loan agreement; and (2) $101.0 million in draws under our Revolving Credit Facility.  Our proceeds in the prior period included primarily $252.0 million in draws under our Revolving Credit Facility.

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

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.   The lenders’ aggregate commitment under the facility is $1.0 billion, with a right for us to increase the lenders’ aggregate commitment to $1.5 billion, provided that there is no default under the facility.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  As of June 30, 2012, the maximum borrowing capacity under this facility totaled $1.0 billion, of which $786.0 million was available.

We also have construction loan facilities that provide for aggregate borrowings of up to $123.8 million, $59.1 million of which was available at June 30, 2012 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$14,537	$173,855	$346,681	$805,548	$274,605	$550,621	$2,165,847
Scheduled principal payments	6,189	10,286	7,099	5,738	4,037	3,258	36,607
Interest on debt (3)	46,404	86,827	75,182	55,423	30,866	4,559	299,261
New construction and redevelopment obligations (4)(5)	27,734	14,342	—	—	—	—	42,076
Third-party construction and development obligations (5)(6)	18,696	2,077	—	—	—	—	20,773
Capital expenditures for operating properties (5)(7)	18,453	12,302	—	—	—	—	30,755
Operating leases (8)	552	1,072	990	869	814	70,479	74,776
Other purchase obligations (9)	2,014	3,607	2,435	1,491	968	233	10,748
Total contractual cash obligations	$134,579	$304,368	$432,387	$869,069	$311,290	$629,150	$2,680,843

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)	Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $10.6 million.

(3)
Represents interest costs for debt at June 30, 2012 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2012 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)	Represents contractual obligations pertaining to new construction and redevelopment activities. Construction and redevelopment activities underway at June 30, 2012 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	8	988	$82.0	2014
Redevelopment of existing office properties	1	113	1.6	2013

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

We expect to spend more than $130.0 million on construction and development costs and approximately $40.0 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2012.  We expect to fund these costs and our debt maturities during the remainder of 2012 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.  We will redeem all of our Series G Preferred Shares on August 6, 2012 at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon, which we expect to fund using borrowings from our Revolving Credit Facility.

As discussed above, subsequent to June 30, 2012, we sold 23 operating properties and a land parcel for net proceeds of $140 million that we used primarily to pay down our Revolving Credit Facility.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2012, we were well within the compliance requirements of these financial covenants.

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

The following table sets forth as of June 30, 2012 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$20,358	$129,514	$157,965	$363,595	$278,642	$303,879	$1,253,953
Weighted average interest rate	6.25%	5.62%	6.41%	4.66%	6.57%	5.52%	5.64%
Variable rate debt	$368	$54,627	$195,815	$447,691	$—	$250,000	$948,501

(1)	Maturities include $53.8 million in 2013, $195.0 million in 2014 and $410.8 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $10.6 million.

The fair market value of our debt was $2.2 billion at June 30, 2012.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $69 million million at June 30, 2012.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2012 and December 31, 2011 and their respective fair values (dollars in thousands):

Notional		Fixed	Floating Rate	Effective	Expiration	Fair Value at
Amount		Rate	Index	Date	Date	June 30, 2012	December 31, 2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(490)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(486)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,062)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,058)	(49)
38,844	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,304)	(1,054)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(4,400)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)	As described further in our 2011 Annual Report on Form 10-K, on January 5, 2012, we cash settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.7 million in the six months ended June 30, 2012 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company. This does not include routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2011 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2012, 20,000 of the Operating Partnership’s common units were exchanged for 20,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1.1	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K on June 19, 2012 and incorporated herein by reference).

3.1.2
Articles Supplementary of 7.375% Series L Cumulative Preferred Shares (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-A filed June 25, 2012 (File No. 001-14023), and incorporated herein by reference thereto).

10.1
Employment Agreement, dated June 14, 2012, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K on June 19, 2012 and incorporated herein by reference).

10.2
Twenty-Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P. dated June 27, 2012 (filed with the Company’s Current Report on Form 8-K on June 27, 2012 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	July 27, 2012	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	July 27, 2012	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer