Form 10-Q
period 2012-09-30
CORPORATE OFFICE PROPERTIES TRUST
filed 2012-10-26
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

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

As of October 18, 2012, 80,793,776 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements
Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Properties, net:
Operating properties, net	$2,487,919	$2,714,056
Projects in development or held for future development	614,595	638,919
Total properties, net	3,102,514	3,352,975
Assets held for sale, net	137,815	116,616
Cash and cash equivalents	5,009	5,559
Restricted cash and marketable securities	20,926	36,232
Accounts receivable (net of allowance for doubtful accounts of $4,754 and $3,546, respectively)	15,877	26,032
Deferred rent receivable	83,156	86,856
Intangible assets on real estate acquisitions, net	81,059	89,120
Deferred leasing and financing costs, net	58,753	66,515
Prepaid expenses and other assets	92,547	87,619
Total assets	$3,597,656	$3,867,524
Liabilities and equity
Liabilities:
Debt, net	$2,169,315	$2,426,303
Accounts payable and accrued expenses	87,390	96,425
Rents received in advance and security deposits	26,773	29,548
Dividends and distributions payable	26,954	35,038
Deferred revenue associated with operating leases	13,102	15,554
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,071
Interest rate derivatives	6,543	30,863
Other liabilities	10,938	9,657
Total liabilities	2,347,435	2,649,459
Commitments and contingencies (Note 16)
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; shares authorized of 25,000,000 at September 30, 2012 and 15,000,000 at December 31, 2011; shares issued and outstanding of 12,821,667 at September 30, 2012 and 8,121,667 at December 31, 2011)	333,833	216,333
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 72,157,635 at September 30, 2012 and 72,011,324 at December 31, 2011)	722	720
Additional paid-in capital	1,455,558	1,452,393
Cumulative distributions in excess of net income	(610,659)	(532,288)
Accumulated other comprehensive loss	(5,688)	(1,733)
Total Corporate Office Properties Trust’s shareholders’ equity	1,173,766	1,135,425
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	48,973	55,281
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	18,682	18,559
Noncontrolling interests in subsidiaries	76,455	82,640
Total equity	1,250,221	1,218,065
Total liabilities and equity	$3,597,656	$3,867,524
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$92,783	$87,692	$273,089	$258,896
Tenant recoveries and other real estate operations revenue	22,078	20,286	63,598	58,117
Construction contract and other service revenues	15,283	18,729	53,812	67,854
Total revenues	130,144	126,707	390,499	384,867
Expenses
Property operating expenses	42,799	41,669	126,339	123,135
Depreciation and amortization associated with real estate operations	28,698	31,269	84,920	84,205
Construction contract and other service expenses	14,410	18,171	51,302	65,698
Impairment losses	46,096	—	41,260	42,983
General and administrative expenses	5,061	6,154	19,820	19,251
Business development expenses and land carry costs	1,632	1,751	4,506	4,322
Total operating expenses	138,696	99,014	328,147	339,594
Operating (loss) income	(8,552)	27,693	62,352	45,273
Interest expense	(23,239)	(24,176)	(71,909)	(74,861)
Interest and other income (loss)	1,095	(242)	3,152	3,682
Loss on early extinguishment of debt	(768)	(1,611)	(937)	(1,636)
(Loss) income from continuing operations before equity in loss of unconsolidated entities and income taxes	(31,464)	1,664	(7,342)	(27,542)
Equity in loss of unconsolidated entities	(246)	(159)	(522)	(223)
Income tax (expense) benefit	(106)	457	(4,296)	6,043
(Loss) income from continuing operations	(31,816)	1,962	(12,160)	(21,722)
Discontinued operations	11,051	5,508	10,212	(18,109)
(Loss) income before gain on sales of real estate	(20,765)	7,470	(1,948)	(39,831)
Gain on sales of real estate, net of income taxes	—	—	21	2,728
Net (loss) income	(20,765)	7,470	(1,927)	(37,103)
Net loss (income) attributable to noncontrolling interests:
Common units in the Operating Partnership	1,569	(178)	1,020	3,188
Preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Other consolidated entities	(411)	(561)	(939)	(1,038)
Net (loss) income attributable to Corporate Office Properties Trust	(19,772)	6,566	(2,341)	(35,448)
Preferred share dividends	(6,546)	(4,025)	(14,738)	(12,076)
Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)	—
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(28,145)	$2,541	$(18,906)	$(47,524)
Net (loss) income attributable to Corporate Office Properties Trust:
(Loss) income from continuing operations	$(30,200)	$1,381	$(12,015)	$(18,454)
Discontinued operations, net	10,428	5,185	9,674	(16,994)
Net (loss) income attributable to Corporate Office Properties Trust	$(19,772)	$6,566	$(2,341)	$(35,448)
Basic earnings per common share (1)
Loss from continuing operations	$(0.54)	$(0.04)	$(0.40)	$(0.46)
Discontinued operations	0.15	0.07	0.13	(0.24)
Net (loss) income attributable to COPT common shareholders	$(0.39)	$0.03	$(0.27)	$(0.70)

Diluted earnings per common share (1)
Loss from continuing operations	$(0.54)	$(0.04)	$(0.40)	$(0.46)
Discontinued operations	0.15	0.07	0.13	(0.24)
Net (loss) income attributable to COPT common shareholders	$(0.39)	$0.03	$(0.27)	$(0.70)
Dividends declared per common share	$0.2750	$0.4125	$0.8250	$1.2375
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(20,765)	$7,470	$(1,927)	$(37,103)
Other comprehensive loss
Unrealized losses on interest rate derivatives	(2,760)	(21,869)	(7,386)	(30,463)
Losses on interest rate derivatives included in net (loss) income	632	1,179	3,034	3,446
Other comprehensive loss	(2,128)	(20,690)	(4,352)	(27,017)
Comprehensive loss	(22,893)	(13,220)	(6,279)	(64,120)
Comprehensive loss (income) attributable to noncontrolling interests	1,111	302	(171)	3,249
Comprehensive loss attributable to COPT	$(21,782)	$(12,918)	$(6,450)	$(60,871)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2010 (66,931,582 common shares outstanding)	$216,333	$669	$1,295,592	$(281,794)	$(4,163)	$96,501	$1,323,138
Conversion of common units to common shares (83,506 shares)	—	1	1,275	—	—	(1,276)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,315	—	—	—	145,361
Exercise of share options (185,714 shares)	—	2	2,393	—	—	—	2,395
Share-based compensation	—	2	9,536	—	—	—	9,538
Restricted common share redemptions (112,683 shares)	—	—	(3,948)	—	—	—	(3,948)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	(2,542)	—	—	2,542	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(24,455)	(2,562)	(27,017)
Net loss	—	—	—	(35,448)	—	(1,655)	(37,103)
Dividends	—	—	—	(99,100)	—	—	(99,100)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,894)	(5,894)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(8)	(8)
Balance at September 30, 2011 (71,986,936 common shares outstanding)	$216,333	$720	$1,447,598	$(416,342)	$(28,618)	$87,932	$1,307,623

Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,452,393	$(532,288)	$(1,733)	$82,640	$1,218,065
Conversion of common units to common shares (94,550 shares)	—	1	1,187	—	—	(1,188)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,838)	—	—	—	165,662
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Redemption of preferred shares (2,200,000 shares)	(55,000)	—	1,827	(1,827)	—	—	(55,000)
Exercise of share options (44,624 shares)	—	—	666	—	—	—	666
Share-based compensation	—	1	9,191	—	—	—	9,192
Restricted common share redemptions (135,777 shares)	—	—	(3,279)	—	—	—	(3,279)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	—	—	373	—	—	(373)	—
Adjustments related to derivatives designated as cash flow hedges	—	—	—	—	(3,955)	(397)	(4,352)
Increase in tax benefit from share-based compensation	—	—	43	—	—	—	43
Net loss	—	—	—	(2,341)	—	414	(1,927)
Dividends	—	—	—	(74,203)	—	—	(74,203)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(3,993)	(3,993)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(648)	(648)
Balance at September 30, 2012 (72,157,635 common shares outstanding)	$333,833	$722	$1,455,558	$(610,659)	$(5,688)	$76,455	$1,250,221
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Revenues from real estate operations received	$363,877	$350,593
Construction contract and other service revenues received	58,637	73,382
Property operating expenses paid	(137,644)	(143,481)
Construction contract and other service expenses paid	(50,438)	(73,009)
General and administrative and business development expenses paid	(14,257)	(15,921)
Interest expense paid	(63,811)	(69,237)
Previously accreted interest expense paid	—	(17,314)
Cash settlement of interest rate derivatives	(29,738)	—
Proceeds from sale of trading marketable securities	18,975	—
Exit costs on property dispositions	(4,066)	—
Payments in connection with early extinguishment of debt	(2,637)	(350)
Interest and other income received	786	377
Income taxes paid	(8)	(174)
Net cash provided by operating activities	139,676	104,866
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(107,621)	(169,873)
Acquisitions of operating properties	(48,308)	(32,806)
Tenant improvements on operating properties	(20,924)	(27,421)
Other capital improvements on operating properties	(9,571)	(11,575)
Proceeds from sales of properties	290,607	27,312
Proceeds from sale of equity method investment	—	5,773
Mortgage and other loan receivables funded or acquired	(11,603)	(20,401)
Mortgage and other loan receivables payments received	119	5,203
Leasing costs paid	(7,289)	(10,357)
Other	(1,646)	(3,580)
Net cash provided by (used in) investing activities	83,764	(237,725)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	262,000	1,110,000
Other debt proceeds	399,296	438,619
Repayments of debt
Revolving Credit Facility	(844,000)	(734,000)
Scheduled principal amortization	(9,094)	(10,647)
Other debt repayments	(51,850)	(698,050)
Deferred financing costs paid	(3,210)	(12,771)
Net proceeds from issuance of preferred shares	165,662	—
Net proceeds from issuance of common shares	661	147,781
Redemption of preferred shares	(55,000)	—
Common share dividends paid	(69,325)	(84,971)
Preferred share dividends paid	(12,345)	(12,076)
Distributions paid to noncontrolling interests in the Operating Partnership	(4,510)	(5,937)
Restricted share redemptions	(3,279)	(3,948)
Other	1,004	261
Net cash (used in) provided by financing activities	(223,990)	134,261
Net (decrease) increase in cash and cash equivalents	(550)	1,402
Cash and cash equivalents
Beginning of period	5,559	10,102
End of period	$5,009	$11,504
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(1,927)	$(37,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	95,248	102,963
Impairment losses	60,593	72,347
Settlement of previously accreted interest expense	—	(17,314)
Amortization of deferred financing costs	4,696	5,090
Increase in deferred rent receivable	(7,939)	(7,587)
Amortization of net debt discounts	2,357	4,778
Gain on sales of real estate	(20,969)	(4,166)
Gain on equity method investment	—	(2,452)
Share-based compensation	8,262	8,156
(Gain) loss on early extinguishment of debt	(3,436)	1,670
Other	(459)	18
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,063	(1,311)
Decrease in restricted cash and marketable securities	15,051	3,035
Decrease (increase) in prepaid expenses and other assets	5,501	(8,197)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,413	(11,699)
Decrease in rents received in advance and security deposits	(2,775)	(3,362)
Decrease in interest rate derivatives in connection with cash settlement	(28,003)	—
Net cash provided by operating activities	$139,676	$104,866
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(11,627)	$25,314
Increase in property, debt and other liabilities in connection with acquisitions	$—	$3,040
Decrease in property in connection with surrender of property in settlement of debt	$12,812	$—
Decrease in debt in connection with surrender of property in settlement of debt	$16,304	$—
Decrease in fair value of derivatives applied to AOCL and noncontrolling interests	$4,398	$27,064
Dividends/distribution payable	$26,954	$35,029
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,188	$1,276
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership by COPT	$373	$2,542

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of strategic customers in the United States Government and defense information technology sectors.  We acquire, develop, manage and lease office and data center properties that are typically concentrated in large office parks primarily located adjacent to government demand drivers and/or in office markets that we believe possess growth opportunities.  As of September 30, 2012, our investments in real estate included the following:

•	206 operating office properties totaling 18.6 million square feet;

•
ten office properties under construction or redevelopment that we estimate will total approximately 1.2 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,696 acres (including 572 controlled but not owned) that we believe are potentially developable into approximately 19.8 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of September 30, 2012 follows:

Common Units	94%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%
Series L Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 5% of the Operating Partnership’s common units (“common units”) as of September 30, 2012.

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

 During the second quarter of 2012, we identified an error in the consolidated financial statements for the year ended December 31, 2011 and the quarter ended March 31, 2012.  The error was attributable to the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million ($0.05 per share).  During the first quarter of 2012, we identified an error that impacted the above-referenced periods.  The error was an over-accrual of incentive compensation cost.  The effect of this error was an overstatement of general and administrative expenses and an overstatement of net loss for the year ended December 31, 2011 of $0.7 million ($0.01 per share). The net impact of these errors was an understatement of our net loss for the year ended December 31, 2011 of $3.3 million ($0.04 per share).  We have determined that the errors were not material in 2011 and are not material to our expected annual results for the year ending December 31, 2012.  Accordingly, this cumulative change is reported as an out-of-period adjustment in the three months ended March 31, 2012 and nine months ended September 30, 2012 as follows: a reduction in net income of $3.3 million ($0.04 per share); an increase in income tax expense of $4.0 million ($0.05 per share); and a decrease in general and administrative expenses of approximately $0.7 million ($0.01 per share) on our consolidated statements of operations.

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

We adopted guidance issued by the FASB effective January 1, 2012 relating to the testing of goodwill for impairment that permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.  This guidance eliminates the requirement to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  Our adoption of this guidance did not materially affect our consolidated financial statements or disclosures.

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of such an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.  This guidance permits an entity to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. This guidance will be effective for us in 2013 and early adoption is permitted. We do not believe that this guidance will have a material effect on our consolidated financial statements or disclosures.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2011 Annual Report on Form 10-K.

Recurring Fair Value Measurements

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2012 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,161	$—	$—	$6,161
Common stocks	533	—	—	533
Other	242	—	—	242
Common stock (1)	438	—	—	438
Warrants to purchase common shares in KEYW (2)	—	295	—	295
Assets	$7,374	$295	$—	$7,669
Liabilities:
Deferred compensation plan liability (3)	$6,936	$—	$—	$6,936
Interest rate derivatives	—	6,543	—	6,543
Liabilities	$6,936	$6,543	$—	$13,479

(1)          Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.
(2)          Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.
(3)          Included in the line entitled “other liabilities” on our consolidated balance sheet.

At December 31, 2011, we owned 1.9 million shares, or approximately 7%, of the common stock of The KEYW Holding Corporation (“KEYW”).  During the nine months ended September 30, 2012, we completed the sale of all of these shares for $14.0 million.  At September 30, 2012 and December 31, 2011, we owned warrants to purchase 50,000 shares of KEYW common stock at an exercise price of $9.25 per share.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  We estimated the fair values of our mortgage loans receivable as discussed in Note 7 based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 8 to the consolidated financial statements, we estimated the fair value of our exchangeable senior notes based on quoted market prices for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

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

We recognized impairment losses on certain properties and other assets associated with such properties during the three and nine months ended September 30, 2012.  Accordingly, certain properties and related assets were adjusted to fair value.  The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands):

Impairment Losses
	Quoted Prices in		Significant		Recognized (1)
	Active Markets for	Significant Other	Unobservable		Three Months	Nine Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	September 30, 2012	September 30, 2012
Assets (2):
Properties, net	$—	$—	$369,312	$369,312	$52,900	$60,593

(1) Represents impairment losses, excluding exit costs of $2.9 million for the three months ended September 30, 2012 and $4.2 million for the nine months ended September 30, 2012.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Properties on which impairment losses were recognized	$369,312	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	10.1% to 11.0% (10.4%)
			Terminal capitalization rate	8.7% to 10.0% (8.9%)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	$8.50 per square foot (2)
			Leasing costs	$20.00 per square foot (2)
(1) These fair value measurements were developed from third party sources, subject to our corroboration for reasonableness.
(2) Only one value applied to this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$427,559	$472,483
Buildings and improvements	2,626,084	2,801,252
Less: accumulated depreciation	(565,724)	(559,679)
Operating properties, net	$2,487,919	$2,714,056

Projects we had in development or held for future development consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$220,234	$229,833
Construction in progress, excluding land	394,361	409,086
Projects in development or held for future development	$614,595	$638,919

Dispositions and Impairments

 Operating property dispositions during the nine months ended September 30, 2012 consisted of the following (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
White Marsh Portfolio Disposition	White Marsh, Maryland	1/30/2012	5	163,000	$19,100	$2,445
1101 Sentry Gateway	San Antonio, Texas	1/31/2012	1	95,000	13,500	1,739
222 and 224 Schilling Circle	Hunt Valley, Maryland	2/10/2012	2	56,000	4,400	102
15 and 45 West Gude Drive	Rockville, Maryland	5/2/2012	2	231,000	49,107	—
11800 Tech Road	Silver Spring, Maryland	6/14/2012	1	240,000	21,300	—
400 Professional Drive	Gaithersburg, Maryland	7/2/2012	1	130,000	16,198	—
July 2012 Portfolio Disposition	Baltimore/Washington Corridor and Greater Baltimore	7/24/2012	23	1,387,000	161,901	16,908
			35	2,302,000	$285,506	$21,194

Each of the above dispositions represent property sales except for 400 Professional Drive, the disposition of which was completed in connection with a debt extinguishment, as described further below. We also had dispositions of non-operating properties during the nine months ended September 30, 2012 for aggregate transaction values totaling $28.1 million; in addition to the gain on sales reflected above, we also recognized impairment losses on certain of these sales that are disclosed below.

On July 2, 2012, the mortgage lender on a $15 million nonrecourse mortgage loan that was secured by our 400 Professional Drive property accepted a deed in lieu of foreclosure on the property. As a result, we transferred title to the property to the mortgage lender and we were relieved of the debt obligation plus accrued interest. As of the transfer date, the property had an estimated fair value of $11 million. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $3.7 million, representing the difference between the mortgage loan and interest payable extinguished over the fair value of the property transferred as of the transfer date.

In September 2012, our Board of Trustees approved a plan by Management to shorten the holding period for all of our office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria. We determined that the carrying amounts of these properties will not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, during the three months ended September 30, 2012, we recognized aggregate non-cash impairment losses of $46.1 million for the amounts by which the carrying values of the properties exceeded their respective estimated fair values. These losses contemplate our expectation that we will incur future cash expenditures of approximately $25 million to complete the redevelopment of certain of these properties.

As discussed in our 2011 Annual Report on Form 10-K, we implemented a plan in 2011 (the “Strategic Reallocation Plan”) to dispose of office properties and land that are no longer closely aligned with our strategy.  During the nine months ended September 30, 2012, we recognized aggregate net impairment losses in connection with the Strategic Reallocation Plan of $18.7 million ($23.5 million classified as discontinued operations and including $4.2 million in exit costs), including $6.9 million pertaining to certain properties in Colorado Springs, Colorado classified as held for sale at September 30, 2012.  Approximately $5.1 million of these losses related to our disposition of an additional property from which the cash flows were not sufficient to recover its carrying value.

The table below sets forth the impairment losses and exit costs recognized in the nine months ended September 30, 2012 by period of recognition and by property classification (in thousands):

	Three Months Ended
	9/30/2012	6/30/2012	3/31/2012	Total
Operating properties	$55,829	$2,354	$11,833	$70,016
Non-operating properties	—	—	(5,246)	(5,246)
Total	$55,829	$2,354	$6,587	$64,770

2012 Acquisition

On July 11, 2012, we acquired 13857 McLearen Road, a 202,000 square foot office property in Herndon, Virginia that was 100% leased, for $48.3 million. The table below sets forth the allocation of the acquisition costs of this property (in thousands):

Land, operating properties	$3,507
Building and improvements	30,177
Intangible assets on real estate acquisitions	14,993
Total assets	48,677
Below-market leases	(369)
Total acquisition cost	$48,308

Intangible assets recorded in connection with the above acquisition included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$7,472	10
In-place lease value	7,109	5
Above-market leases	412	5
	$14,993	7

We expensed $229,000 in operating property acquisition costs during the nine months ended September 30, 2012 that are included in business development expenses and land carry costs on our consolidated statements of operations.

2012 Construction Activities

As of September 30, 2012, we had construction underway on eight office properties that we estimate will total 913,000 square feet upon completion, including four in the Baltimore/Washington Corridor, two in Huntsville, Alabama, one in Greater Baltimore and one in Northern Virginia. We also had redevelopment underway on two office properties in Greater Philadelphia that we estimate will total 297,000 square feet upon completion.

5.    Real Estate Joint Ventures

During the nine months ended September 30, 2012, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
September 30, 2012	December 31, 2011	Acquired	Ownership	Activity	to Loss (2)
$(6,420)	$(6,071)	9/29/2005	20%	Operates 16 Buildings	$—

(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $5.2 million at September 30, 2012 and December 31, 2011 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.
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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	September 30, 2012	December 31, 2011
Properties, net	$58,763	$59,792
Other assets	4,223	3,529
Total assets	$62,986	$63,321

Liabilities (primarily debt)	$69,120	$67,710
Owners’ equity	(6,134)	(4,389)
Total liabilities and owners’ equity	$62,986	$63,321

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,778	$1,905	$5,497	$5,719
Property operating expenses	(758)	(904)	(2,219)	(2,869)
Interest expense	(1,138)	(984)	(3,291)	(2,983)
Depreciation and amortization expense	(568)	(578)	(1,732)	(1,753)
Net loss	$(686)	$(561)	$(1,745)	$(1,886)

In October 2012, the holder of mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at September 30, 2012 (dollars in thousands):

		Ownership		September 30, 2012		(1)
	Date	% at		Total	Pledged	Total
	Acquired	9/30/2012	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$68,494	$16,146	$13,364
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	60,608	47,642	43,762
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	38,636	36,838	20,118
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (5)	6,538	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,831	—	95
				$178,107	$100,626	$77,339
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).
(4) This joint venture’s property is in Hanover, Maryland (in the Baltimore/Washington Corridor).
(5) This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.
(6) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$134,964	$89,808	$45,156	$151,361	$97,594	$53,767
Tenant relationship value	46,827	22,192	24,635	45,940	23,246	22,694
Above-market cost arrangements	12,416	3,789	8,627	12,416	2,857	9,559
Above-market leases	8,925	7,278	1,647	10,118	8,037	2,081
Market concentration premium	1,333	339	994	1,333	314	1,019
	$204,465	$123,406	$81,059	$221,168	$132,048	$89,120

Amortization of the intangible asset categories set forth above totaled $16.2 million in the nine months ended September 30, 2012 and $20.7 million in the nine months ended September 30, 2011. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market cost arrangements: 27 years; above-market leases: four years; and market concentration premium: 30 years. The approximate weighted average amortization period for all of the categories combined is ten years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $4.3 million for the three months ending December 31, 2012; $14.3 million for 2013; $12.3 million for 2014; $10.6 million for 2015; $9.5 million for 2016; and $7.1 million for 2017.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Mortgage and other investing receivables	$40,761	$27,998
Prepaid expenses	24,396	20,035
Furniture, fixtures and equipment, net	8,657	10,177
Deferred tax asset	6,666	10,892
Lease incentives	5,595	5,233
Other assets	6,472	13,284
Prepaid expenses and other assets	$92,547	$87,619

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Notes receivable from City of Huntsville	$30,623	$17,741
Mortgage loans receivable	10,138	10,257
	$40,761	$27,998

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  Our mortgage loans receivable reflected above consists of two loans secured by properties in Greater Baltimore and the Baltimore/Washington Corridor.  We did not have an allowance for credit losses in connection with these receivables at September 30, 2012 or December 31, 2011.  The fair value of our mortgage and other investing receivables totaled $40.7 million at September 30, 2012 and $28.0 million at December 31, 2011.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $373,000 at September 30, 2012 and $530,000 at December 31, 2011.  We carried allowances for estimated losses for most of these balances.

8.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	September 30, 2012	September 30, 2012	December 31, 2011	Stated Interest Rates at	Dates at
				September 30, 2012	September 30, 2012
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$978,461	$1,052,421	5.20% - 7.87% (2)	2013-2034
Variable rate secured loans	N/A	38,671	39,213	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$123,802	70,374	40,336	LIBOR + 1.95% to 2.75% (4)	2013-2015
Total mortgage and other secured loans		1,087,506	1,131,970
Revolving Credit Facility (5)	800,000	80,000	662,000	LIBOR + 1.75% to 2.50% (6)	September 1, 2014
Term Loan Facilities (7)	770,000	770,000	400,000	LIBOR + 1.65% to 2.60% (8)	2015-2019
Unsecured notes payable	N/A	1,809	5,050	0% (9)	2026
4.25% Exchangeable Senior Notes	N/A	230,000	227,283	4.25%	April 2030 (10)
Total debt		$2,169,315	$2,426,303

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $1.5 million at September 30, 2012 and $2.4 million at December 31, 2011.

(2)	The weighted average interest rate on these loans was 6.00% at September 30, 2012.

(3)	The interest rate on the loan outstanding was 2.48% at September 30, 2012.

(4)	The weighted average interest rate on these loans was 2.72% at September 30, 2012.

(5)
Effective August 10, 2012, we exercised our right to reduce the lenders’ aggregate commitment under the facility from $1.0 billion to $800 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders.

(6)	The weighted average interest rate on the Revolving Credit Facility was 2.19% at September 30, 2012.

(7)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders. As described further below, we entered into new facilities in 2012.

(8)	The weighted average interest rate on these loans was 2.19% at September 30, 2012.

(9)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $902,000 at September 30, 2012 and $1.8 million at December 31, 2011.

(10)
As described further in our 2011 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2012 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $240 million and an unamortized discount totaling $10.0 million at September 30, 2012 and $12.7 million at December 31, 2011.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at September 30, 2012 and December 31, 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense at stated interest rate	$2,550	$2,550	$7,650	$7,650
Interest expense associated with amortization of discount	919	866	2,717	2,558
Total	$3,469	$3,416	$10,367	$10,208

Effective February 14, 2012, we entered into an unsecured term loan agreement with a group of lenders for which J.P. Morgan Securities LLC and KeyBank Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent.  We borrowed $250 million under the term loan.  The term loan matures on February 14, 2017.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

Effective August 3, 2012, we entered into an unsecured term loan agreement with a group of lenders for which Wells Fargo Securities, LLC acted as sole arranger and sole book runner, Wells Fargo Bank, National Association acted as administrative agent and Capital One, N.A. acted as documentation agent.  We borrowed $120 million under the term loan, with the ability for us to borrow an additional $80 million, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on August 2, 2019.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 2.10% to 2.60%, as determined by our leverage levels.

We capitalized interest costs of $3.4 million in the three months ended September 30, 2012, $4.5 million in the three months ended September 30, 2011, $10.8 million in the nine months ended September 30, 2012 and $13.1 million in the nine months ended September 30, 2011.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
4.25% Exchangeable Senior Notes	$230,000	$240,335	$227,283	$238,077
Other fixed-rate debt	980,270	992,977	1,057,471	1,054,424
Variable-rate debt	959,045	959,944	1,141,549	1,139,856
	$2,169,315	$2,193,256	$2,426,303	$2,432,357

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2012	December 31, 2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(671)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(667)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,447)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,447)	(49)
38,671	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,393)	(1,054)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(262)	—
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(272)	—
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(123)	—
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(261)	—
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(6,543)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)
As described further in our 2011 Annual Report on Form 10-K, on January 5, 2012, we settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.  Our policy is to present payments to terminate interest rate swaps entered into in order to hedge forecasted interest payments as operating activities on our consolidated statement of cash flows.  Accordingly, the payments to settle these instruments were included in net cash provided by operating activities on our consolidated statement of cash flows.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	September 30, 2012		December 31, 2011
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$111
Interest rate swaps not designated as hedges	N/A	—	Prepaid expenses and other assets	605
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(6,543)	Interest rate derivatives	(2,255)
Interest rate swaps not designated as hedges	N/A	—	Interest rate derivatives	(28,608)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of loss recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(2,760)	$(21,869)	$(7,386)	$(30,463)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(632)	(1,179)	(3,034)	(3,446)

Over the next 12 months, we estimate that approximately $2.6 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2012, the fair value of interest rate derivatives in a liability position related to these agreements was $6.5 million, excluding the effects of accrued interest. As of September 30, 2012, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $7.1 million.

10.    Shareholders’ Equity

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

On August 6, 2012, we redeemed all of our outstanding 8.0% Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. We recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares at the time of the redemption.

During the nine months ended September 30, 2012, holders of 94,550 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

See Note 12 for disclosure of common share activity pertaining to our share-based compensation plans.

11.    Information by Business Segment

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended September 30, 2012
Revenues from real estate operations	$55,799	$20,363	$8,125	$4,389	$4,085	$11,918	$2,371	$6,278	$2,541	$3,589	$1,806	$121,264
Property operating expenses	19,069	7,313	4,337	1,959	1,292	4,662	1,058	2,528	736	716	1,346	45,016
NOI from real estate operations	$36,730	$13,050	$3,788	$2,430	$2,793	$7,256	$1,313	$3,750	$1,805	$2,873	$460	$76,248
Additions to long-lived assets	$4,454	$54,781	$—	$414	$355	$1,055	$36	$548	$195	$(35)	$—	$61,803
Transfers from non-operating properties	$12,431	$12,979	$—	$—	$24	$99	$(88)	$315	$1,843	$548	$(5)	$28,146
Three Months Ended September 30, 2011
Revenues from real estate operations	$54,744	$18,640	$7,701	$4,507	$3,508	$18,193	$5,648	$6,037	$1,701	$3,167	$1,283	$125,129
Property operating expenses	19,628	7,278	3,824	1,808	1,143	7,553	1,975	2,465	417	849	1,054	47,994
NOI from real estate operations	$35,116	$11,362	$3,877	$2,699	$2,365	$10,640	$3,673	$3,572	$1,284	$2,318	$229	$77,135
Additions to long-lived assets	$3,410	$5,420	$—	$(227)	$197	$2,034	$4,126	$1,369	$694	$26,769	$51	$43,843
Transfers from non-operating properties	$17,625	$7	$87	$—	$—	$343	$11	$209	$48	$—	$13,515	$31,845
Nine Months Ended September 30, 2012
Revenues from real estate operations	$167,726	$57,974	$23,563	$12,515	$12,436	$41,954	$12,680	$18,880	$7,171	$10,977	$4,660	$370,536
Property operating expenses	58,285	21,889	12,177	5,585	3,689	16,357	5,461	7,107	2,083	2,201	3,728	138,562
NOI from real estate operations	$109,441	$36,085	$11,386	$6,930	$8,747	$25,597	$7,219	$11,773	$5,088	$8,776	$932	$231,974
Additions to long-lived assets	$9,393	$57,161	$259	$116	$815	$5,390	$1,219	$1,334	$285	$124	$11	$76,107
Transfers from non-operating properties	$42,488	$12,979	$464	$—	$218	$493	$793	$2,611	$11,233	$394	$57,675	$129,348
Segment assets at September 30, 2012	$1,187,700	$535,521	$119,752	$106,090	$97,977	$283,996	$53,395	$173,918	$66,301	$111,426	$100,471	$2,836,547
Nine Months Ended September 30, 2011
Revenues from real estate operations	$160,856	$55,359	$22,453	$13,349	$10,606	$53,651	$16,582	$17,869	$5,315	$8,567	$3,769	$368,376
Property operating expenses	58,669	22,144	10,775	5,092	3,118	23,238	6,814	6,788	1,180	2,409	2,592	142,819
NOI from real estate operations	$102,187	$33,215	$11,678	$8,257	$7,488	$30,413	$9,768	$11,081	$4,135	$6,158	$1,177	$225,557
Additions to long-lived assets	$14,631	$10,234	$—	$585	$1,038	$14,237	$7,631	$3,190	$690	$26,773	$51	$79,060
Transfers from non-operating properties	$43,648	$4	$846	$—	$—	$8,184	$396	$211	$3,598	$—	$20,169	$77,056
Segment assets at September 30, 2011	$1,200,407	$485,450	$115,001	$112,865	$84,781	$438,041	$145,677	$212,415	$101,432	$115,777	$43,904	$3,055,750

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment revenues from real estate operations	$121,264	$125,129	$370,536	$368,376
Construction contract and other service revenues	15,283	18,729	53,812	67,854
Less: Revenues from discontinued operations (Note 14)	(6,403)	(17,151)	(33,849)	(51,363)
Total revenues	$130,144	$126,707	$390,499	$384,867

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment property operating expenses	$45,016	$47,994	$138,562	$142,819
Less: Property operating expenses from discontinued operations (Note 14)	(2,217)	(6,325)	(12,223)	(19,684)
Total property operating expenses	$42,799	$41,669	$126,339	$123,135

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Construction contract and other service revenues	$15,283	$18,729	$53,812	$67,854
Construction contract and other service expenses	(14,410)	(18,171)	(51,302)	(65,698)
NOI from service operations	$873	$558	$2,510	$2,156

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NOI from real estate operations	$76,248	$77,135	$231,974	$225,557
NOI from service operations	873	558	2,510	2,156
Interest and other income	1,095	(242)	3,152	3,682
Equity in loss of unconsolidated entities	(246)	(159)	(522)	(223)
Income tax (expense) benefit	(106)	457	(4,296)	6,043
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(28,698)	(31,269)	(84,920)	(84,205)
Impairment losses	(46,096)	—	(41,260)	(42,983)
General and administrative expenses	(5,061)	(6,154)	(19,820)	(19,251)
Business development expenses and land carry costs	(1,632)	(1,751)	(4,506)	(4,322)
Interest expense on continuing operations	(23,239)	(24,176)	(71,909)	(74,861)
NOI from discontinued operations	(4,186)	(10,826)	(21,626)	(31,679)
Loss on early extinguishment of debt	(768)	(1,611)	(937)	(1,636)
(Loss) income from continuing operations	$(31,816)	$1,962	$(12,160)	$(21,722)

The following table reconciles our segment assets to total assets (in thousands):

	September 30, 2012	September 30, 2011
Segment assets	$2,836,547	$3,055,750
Non-operating property assets	616,526	727,268
Other assets	144,583	182,374
Total assets	$3,597,656	$3,965,392

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization and impairment losses to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in loss of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

All PSUs granted on March 4, 2010 and outstanding at December 31, 2011 were held by Mr. Randall M. Griffin, our former Chief Executive Officer, and were terminated upon his retirement on March 31, 2012.  Based on the Company’s total shareholder return relative to its peer group of companies, there was no payout value in connection with the termination of the PSUs.

The PSUs granted to our executives on March 3, 2011, as described in our 2011 Annual Report on Form 10-K, were outstanding at September 30, 2012.

Restricted Shares

During the nine months ended September 30, 2012, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 156,924 restricted shares with an aggregate grant date fair value of $3.7 million (weighted average of $23.54 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the nine months ended September 30, 2012, forfeiture restrictions lapsed on 362,959 previously issued common shares; these shares had a weighted average grant date fair value of $32.96 per share, and the aggregate intrinsic value of the shares on the vesting dates was $8.8 million.

Options

During the nine months ended September 30, 2012, 44,624 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $14.94 per share, and the aggregate intrinsic value of the options exercised was $393,000.

13.    Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred
Federal	$(87)	$427	$(3,517)	$4,993
State	(19)	95	(779)	1,105
	(106)	522	(4,296)	6,098
Current
Federal	—	(53)	—	(45)
State	—	(12)	—	(10)
	—	(65)	—	(55)
Total income tax (expense) benefit	$(106)	$457	$(4,296)	$6,043

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.6% for the three and nine months ended September 30, 2012 and 2011.

14.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	1344 and 1348 Ashton Road and 1350 Dorsey Road in the Baltimore/Washington Corridor that were sold on May 24, 2011;

•	216 Schilling Circle in Greater Baltimore that was sold on August 23, 2011;

•	four properties comprising the Towson Portfolio in Greater Baltimore that were sold on September 29, 2011;

•	11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

•	10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

•	13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011;

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012;

•	400 Professional Drive in Suburban Maryland for which the title to the property was transferred to the mortgage lender on July 2, 2012 (see Note 4);

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012; and

•	16 operating properties in Colorado Springs and an operating property in Suburban Maryland classified as held for sale at September 30, 2012.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from real estate operations	$6,403	$17,151	$33,849	$51,363
Property operating expenses	(2,217)	(6,325)	(12,223)	(19,684)
Depreciation and amortization	(1,926)	(4,763)	(8,457)	(16,896)
Impairment losses	(9,733)	—	(23,510)	(29,364)
Business development and land carry costs	—	(17)	(24)	(56)
Interest expense	(127)	(1,453)	(2,107)	(4,526)
Gain on sales of real estate	16,913	1,299	20,948	1,438
Gain (loss) on early extinguishment of debt	1,738	(384)	1,736	(384)
Discontinued operations	$11,051	$5,508	$10,212	$(18,109)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	September 30, 2012	December 31, 2011
Properties, net	$126,789	$108,356
Deferred rent receivable	3,733	2,800
Intangible assets on real estate acquisitions, net	4,417	1,737
Deferred leasing and financing costs, net	2,781	3,723
Lease incentives	95	—
Assets held for sale	$137,815	$116,616

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(31,816)	$1,962	$(12,160)	$(21,722)
Gain on sales of real estate, net	—	—	21	2,728
Preferred share dividends	(6,546)	(4,025)	(14,738)	(12,076)
Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)	—
Loss (income) from continuing operations attributable to noncontrolling interests	1,616	(581)	124	540
Income from continuing operations attributable to restricted shares	(111)	(262)	(357)	(781)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	(38,684)	(2,906)	(28,937)	(31,311)
Dilutive effect of common units in the Operating Partnership on diluted EPS from continuing operations	—	—	—	(2,025)
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$(38,684)	$(2,906)	$(28,937)	$(33,336)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$(38,684)	$(2,906)	$(28,937)	$(31,311)
Discontinued operations	11,051	5,508	10,212	(18,109)
Discontinued operations attributable to noncontrolling interests	(623)	(323)	(538)	1,115
Numerator for basic EPS on net (loss) income attributable to COPT common shareholders	(28,256)	2,279	(19,263)	(48,305)
Dilutive effect of common units in the Operating Partnership	—	—	—	(3,188)
Numerator for diluted EPS on net (loss) income attributable to COPT common shareholders	$(28,256)	$2,279	$(19,263)	$(51,493)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	71,688	71,312	71,590	68,718
Dilutive effect of common units	—	—	—	4,371
Denominator for basic and diluted EPS	71,688	71,312	71,590	73,089
Basic EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.54)	$(0.04)	$(0.40)	$(0.46)
Discontinued operations attributable to COPT common shareholders	0.15	0.07	0.13	(0.24)
Net (loss) income attributable to COPT common shareholders	$(0.39)	$0.03	$(0.27)	$(0.70)
Diluted EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.54)	$(0.04)	$(0.40)	$(0.46)
Discontinued operations attributable to COPT common shareholders	0.15	0.07	0.13	(0.24)
Net (loss) income attributable to COPT common shareholders	$(0.39)	$0.03	$(0.27)	$(0.70)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighed Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Conversion of common units	4,233	4,336	4,256	—
Conversion of convertible preferred units	176	176	176	176
Conversion of convertible preferred shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended September 30, 2012 and 2011 of 420,000 and 629,000, respectively, and for the nine months ended September 30, 2012 and 2011 of 475,000 and 635,000, respectively; and

•
weighted average options for the three months ended September 30, 2012 and 2011 of 752,000 and 697,000, respectively, and for the nine months ended September 30, 2012 and 2011 of 780,000 and 655,000, respectively.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $65 million.  We are entitled to recover 20% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement so long as we continue to manage the properties.  In the event that we no longer manage the properties, the percentage that we are entitled to recover is increased to 80%.  In October 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings. Management considered this event and estimates that the aggregate fair value of the guarantees would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.8 million square feet of office space on 63 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of September 30, 2012.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park

North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.6 million liability through September 30, 2012 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

17.    Subsequent Event

On October 16, 2012, we completed a public offering of 8.6 million common shares at a price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses.

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

During the nine months ended September 30, 2012, we:

•
completed dispositions of 35 operating properties totaling 2.3 million square feet and non-operating properties for aggregate transaction values totaling $313.6 million.  The $291 million in net proceeds from these sales after secured debt repayment and other transaction costs were used primarily to pay down our Revolving Credit Facility;

•	acquired a property in Herndon, Virginia totaling 202,000 square feet that was 100% leased for $48.3 million on July 11, 2012;

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

•
redeemed all of our Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption;

•	entered into unsecured term loan agreements, under which we borrowed $370 million in the aggregate. The net proceeds from these borrowings were used to pay down our Revolving Credit Facility;

•
exercised our right to reduce the lenders’ aggregate commitment under our unsecured revolving credit facility from $1.0 billion to $800 million, with the ability, subject to certain conditions, for us to increase the lenders’ aggregate commitment to $1.3 billion;

•	finished the period with occupancy of our portfolio of operating office properties at 88.1%;

•
had an increase of $6.4 million as compared to the nine months ended September 30, 2011 in our net operating income (“NOI”) from real estate operations (defined below) attributable to our Same Office Properties (also defined below); and

•
had a decrease in net loss attributable to common shareholders of $28.6 million as compared to the nine months ended September 30, 2011, due in large part to an increase in gain on sales of properties and a decrease in impairment losses, as discussed further below.

On October 16, 2012, we completed a public offering of 8.6 million common shares at a price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	September 30, 2012	December 31, 2011
Occupancy rates at period end
Total	88.1%	86.2%
Baltimore/Washington Corridor	89.0%	87.9%
Northern Virginia	87.9%	84.8%
San Antonio	96.5%	90.7%
Washington, DC - Capitol Riverfront	89.0%	91.6%
St. Mary’s and King George Counties	85.4%	87.3%
Greater Baltimore	84.3%	84.5%
Suburban Maryland	94.1%	79.6%
Colorado Springs	76.5%	74.9%
Greater Philadelphia	100.0%	99.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$27.73	$26.59

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2011	20,514	17,685
Square feet vacated upon lease expiration (1)	—	(681)
Square feet retenanted after lease expiration (2)	—	552
Square feet constructed or redeveloped	184	450
Acquisition	202	202
Dispositions	(2,302)	(1,833)
Other changes	(7)	4
September 30, 2012	18,591	16,379

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes retenanting of vacant square feet acquired or developed.

As the table above reflects, much of the increase in our total occupancy from December 31, 2011 to September 30, 2012 was attributable to our disposition of properties with lower occupancy rates. Occupancy of our Same Office Properties was 89.3% at September 30, 2012, down slightly from 89.5% at December 31, 2011.

During the nine months ended September 30, 2012, we completed 1.9 million square feet of leasing, including 614,000 of construction, redevelopment and other first generation (never before occupied) space, and renewed 58% of the square footage of our lease expirations (including the effect of early renewals) for the period. In addition, on October 5, 2012, we leased an aggregate of approximately 363,000 square feet in a newly constructed property and two properties to be constructed in Huntsville, Alabama.

The tepid economic recovery and continuing uncertainty regarding future defense spending cuts have contributed to a challenging lease environment in 2012. The Budget Control Act passed in 2011, which imposed caps on the Federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years, continues to cause uncertainty regarding future government spending reductions. The Budget Control Act currently requires that $110 billion be sequestered from the United States Government's funding levels for the 2013 fiscal year, approximately 50% of which could come from defense; this could feasibly begin to occur as early as January 2013, although we believe that such sequestrations, if they occur at all, will likely be deferred. Although future defense spending cuts could reduce demand for office space at our business parks, we do not believe that such spending decreases, were they to occur, would significantly affect existing defense information technology programs at the installations adjacent to our business parks. In addition, if military construction spending is cut, government demand to lease space in our business parks could possibly increase if the government decides to lease space instead of build it. We continue to believe that our customer and market strategies are competitive advantages in the current leasing environment because we expect the United States Government and defense information technology sectors to fuel economic growth in many of our regions.

Wholesale Data Center Property

Our shell-complete wholesale data center property, which upon completion and stabilization is expected to have a critical load of 18 megawatts, had three megawatts in operations at September 30, 2012 and December 31, 2011 that was leased to tenants with further expansion rights of up to a combined five megawatts. During the nine months ended September 30, 2012, we completed a new lease that provides for an initial commitment of one megawatt with further expansion rights for one additional megawatt.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure which is derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the current and prior year reporting periods, excluding properties held for future disposition.  We define these as changes from “Same Office Properties”;

•	office properties acquired during the current and prior year reporting periods;

•	constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	office properties included in the Strategic Reallocation Plan that were not sold as of September 30, 2012;

•	office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for these properties because they no longer meet our strategic investment criteria; and

•	property dispositions.

Refer to Note 14 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating (loss) income reported on our consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
NOI from real estate operations	$76,248	$77,135	$231,974	$225,557
NOI from service operations	873	558	2,510	2,156
NOI from discontinued operations	(4,186)	(10,826)	(21,626)	(31,679)
Depreciation and amortization associated with real estate operations	(28,698)	(31,269)	(84,920)	(84,205)
Impairment losses	(46,096)	—	(41,260)	(42,983)
General and administrative expense	(5,061)	(6,154)	(19,820)	(19,251)
Business development expenses and land carry costs	(1,632)	(1,751)	(4,506)	(4,322)
Operating (loss) income	$(8,552)	$27,693	$62,352	$45,273

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

	For the Three Months Ended September 30,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$114,861	$107,978	$6,883
Construction contract and other service revenues	15,283	18,729	(3,446)
Total revenues	130,144	126,707	3,437
Expenses
Property operating expenses	42,799	41,669	1,130
Depreciation and amortization associated with real estate operations	28,698	31,269	(2,571)
Construction contract and other service expenses	14,410	18,171	(3,761)
Impairment losses	46,096	—	46,096
General and administrative expense	5,061	6,154	(1,093)
Business development expenses and land carry costs	1,632	1,751	(119)
Total operating expenses	138,696	99,014	39,682
Operating (loss) income	(8,552)	27,693	(36,245)
Interest expense	(23,239)	(24,176)	937
Interest and other income (loss)	1,095	(242)	1,337
Loss on early extinguishment of debt	(768)	(1,611)	843
Equity in loss of unconsolidated entities	(246)	(159)	(87)
Income tax (expense) benefit	(106)	457	(563)
(Loss) income from continuing operations	(31,816)	1,962	(33,778)
Discontinued operations	11,051	5,508	5,543
Net (loss) income	(20,765)	7,470	(28,235)
Net loss (income) attributable to noncontrolling interests	993	(904)	1,897
Preferred share dividends	(6,546)	(4,025)	(2,521)
Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)
Net (loss) income attributable to COPT common shareholders	$(28,145)	$2,541	$(30,686)

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$102,088	$99,798	$2,290
Constructed office properties placed in service	3,925	2,338	1,587
Acquired office properties	2,233	502	1,731
Strategic Reallocation Plan Properties Held	7,028	6,741	287
Greater Philadelphia properties	2,541	1,701	840
Dispositions	1,588	12,765	(11,177)
Other	1,861	1,284	577
	121,264	125,129	(3,865)
Property operating expenses
Same Office Properties	37,929	37,195	734
Constructed office properties placed in service	1,008	533	475
Acquired office properties	341	56	285
Strategic Reallocation Plan Properties Held	2,537	2,640	(103)
Greater Philadelphia properties	736	417	319
Dispositions	909	5,961	(5,052)
Other	1,556	1,192	364
	45,016	47,994	(2,978)
NOI from real estate operations
Same Office Properties	64,159	62,603	1,556
Constructed office properties placed in service	2,917	1,805	1,112
Acquired office properties	1,892	446	1,446
Strategic Reallocation Plan Properties Held	4,491	4,101	390
Greater Philadelphia properties	1,805	1,284	521
Dispositions	679	6,804	(6,125)
Other	305	92	213
	$76,248	$77,135	$(887)
Same Office Properties rent statistics
Average occupancy rate	89.4%	90.7%	-1.3%
Average straight-line rent per occupied square foot (1)	$5.97	$5.89	$0.08

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

Impairment Losses

We recognized the impairment losses described below in the current period:

•
in September 2012, our Board of Trustees approved a plan by Management to shorten the holding period for all of our office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria. We determined that the carrying amounts of these properties will not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, during the three months ended September 30, 2012, we recognized aggregate non-cash impairment losses of $46.1 million for the amounts by which the carrying values of the properties exceeded their respective estimated fair values; and

•
in connection primarily with the Strategic Reallocation Plan, we recognized aggregate impairment losses of $9.7 million in the current period, including $6.9 million pertaining to properties in Colorado Springs classified as held for sale and included in discontinued operations.

General and Administrative Expenses

The decrease in general and administrative expenses was attributable in large part to share based compensation arrangements in place during the prior period that were not applicable to the current period.

Discontinued Operations

The change in discontinued operations was due primarily to an additional $15.6 million in gain on sales of real estate in the current period, offset in part by $9.7 million in impairment losses in the current period in connection with the Strategic Reallocation Plan.

Preferred Share Dividends

The increase in preferred share dividends was due to dividends on the newly issued Series L Preferred Shares, partially offset by the decrease in dividends attributable to the Series G Preferred Shares redeemed on August 6, 2012.

Issuance Costs Associated With Redeemed Preferred Shares

During the current period, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares that were redeemed.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$336,687	$317,013	$19,674
Construction contract and other service revenues	53,812	67,854	(14,042)
Total revenues	390,499	384,867	5,632
Expenses
Property operating expenses	126,339	123,135	3,204
Depreciation and amortization associated with real estate operations	84,920	84,205	715
Construction contract and other service expenses	51,302	65,698	(14,396)
Impairment losses	41,260	42,983	(1,723)
General and administrative expense	19,820	19,251	569
Business development expenses and land carry costs	4,506	4,322	184
Total operating expenses	328,147	339,594	(11,447)
Operating income	62,352	45,273	17,079
Interest expense	(71,909)	(74,861)	2,952
Interest and other income	3,152	3,682	(530)
Loss on early extinguishment of debt	(937)	(1,636)	699
Equity in loss of unconsolidated entities	(522)	(223)	(299)
Income tax (expense) benefit	(4,296)	6,043	(10,339)
Loss from continuing operations	(12,160)	(21,722)	9,562
Discontinued operations	10,212	(18,109)	28,321
Gain on sales of real estate, net of income taxes	21	2,728	(2,707)
Net loss	(1,927)	(37,103)	35,176
Net (income) loss attributable to noncontrolling interests	(414)	1,655	(2,069)
Preferred share dividends	(14,738)	(12,076)	(2,662)
Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)
Net loss attributable to COPT common shareholders	$(18,906)	$(47,524)	$28,618

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$302,602	$294,687	$7,915
Constructed office properties placed in service	10,869	5,680	5,189
Acquired office properties	4,207	502	3,705
Strategic Reallocation Plan Properties Held	21,004	20,008	996
Greater Philadelphia properties	7,171	5,315	1,856
Dispositions	19,877	38,408	(18,531)
Other	4,806	3,776	1,030
	370,536	368,376	2,160
Property operating expenses
Same Office Properties	112,429	110,911	1,518
Constructed office properties placed in service	2,838	1,205	1,633
Acquired office properties	656	56	600
Strategic Reallocation Plan Properties Held	7,374	7,439	(65)
Greater Philadelphia properties	2,083	1,180	903
Dispositions	9,248	19,344	(10,096)
Other	3,934	2,684	1,250
	138,562	142,819	(4,257)
NOI from real estate operations
Same Office Properties	190,173	183,776	6,397
Constructed office properties placed in service	8,031	4,475	3,556
Acquired office properties	3,551	446	3,105
Strategic Reallocation Plan Properties Held	13,630	12,569	1,061
Greater Philadelphia properties	5,088	4,135	953
Dispositions	10,629	19,064	(8,435)
Other	872	1,092	(220)
	$231,974	$225,557	$6,417
Same Office Properties rent statistics
Average occupancy rate	89.5%	90.3%	(0.8)%
Average straight-line rent per occupied square foot (1)	$17.83	$17.62	$0.21

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine month periods set forth above.

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

Impairment Losses

We recognized the impairment losses described below in the current and prior periods:

•	as described above for the three month periods, we recognized $46.1 million impairment loss related to properties in Greater Philadelphia;

•
we recognized aggregate net impairment losses in connection with Strategic Reallocation Plan properties of $18.7 million in the current period ($23.5 million classified as discontinued operations and including $4.2 million in exit costs) and $44.6 million in the prior period ($29.4 million classified as discontinued operations); and

•	as described further in our 2011 Annual Report on Form 10-K, we recognized an impairment loss of $27.7 million on Fort Ritchie in the prior period.

The table below sets forth impairment losses (recoveries) recognized by property classification:

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating properties	$70,016	$31,031
Non-operating properties	(5,246)	41,316
Total	$64,770	$72,347

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

Discontinued Operations

The change in discontinued operations was due primarily to an additional $19.5 million in gain on sales of real estate and a $5.9 million decrease in impairment losses recognized in the current period in connection with the Strategic Reallocation Plan.

Preferred Share Dividends

The increase in preferred share dividends was due to dividends on the newly issued Series L Preferred Shares, partially offset by the decrease in dividends attributable to the Series G Preferred Shares redeemed on August 6, 2012.

Issuance Costs Associated With Redeemed Preferred Shares

During the current period, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares that were redeemed.

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

Basic FFO available to common share and common unit holders (“Basic FFO”) is FFO adjusted to subtract (1) preferred share dividends, (2) issuance costs associated with redeemed preferred shares, (3) income attributable to noncontrolling interests through ownership of preferred units in the Operating Partnership or interests in other consolidated entities not owned by us, (4) depreciation and amortization allocable to noncontrolling interests in other consolidated entities and (5) Basic FFO allocable to restricted shares.  With these adjustments, Basic FFO represents FFO available to common shareholders and common unitholders.  Common units in the Operating Partnership are substantially similar to our common shares and are exchangeable into common shares, subject to certain conditions.  We believe that Basic FFO is useful to investors due to the close correlation of common units to common shares.  We believe that net income is the most directly comparable GAAP measure to Basic FFO.  Basic FFO has essentially the same limitations as FFO; management compensates for these limitations in essentially the same manner as described above for FFO.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs, gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax, gain or loss on early extinguishment of debt, loss on interest rate swaps and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2012 and 2011 and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(20,765)	$7,470	$(1,927)	$(37,103)
Add: Real estate-related depreciation and amortization	30,624	36,032	93,377	101,101
Add: Depreciation and amortization on unconsolidated real estate entities	113	116	346	350
Add: Impairment losses on previously depreciated operating properties	55,829	—	70,016	31,031
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(16,913)	(1,299)	(20,936)	(1,449)
FFO	48,888	42,319	140,876	93,930
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: Noncontrolling interests-other consolidated entities	(411)	(561)	(939)	(1,038)
Less: Preferred share dividends	(6,546)	(4,025)	(14,738)	(12,076)
Less: Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)	—
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(160)	(276)	(312)	(566)
Basic and Diluted FFO allocable to restricted shares	(214)	(263)	(728)	(782)
Basic and Diluted FFO	$39,565	$37,029	$121,837	$78,973
Operating property acquisition costs	222	77	229	152
Gain on sales of non-operating properties, net of income taxes	—	—	(33)	(2,717)
Impairment (recoveries) losses on other properties	—	—	(5,246)	41,316
Income tax expense on impairment recoveries (losses) on other properties	—	—	4,642	(4,598)
(Gain) loss on early extinguishment of debt	(970)	1,995	(799)	2,020
Issuance costs associated with redeemed preferred shares	1,827	—	1,827	—
Diluted FFO, as adjusted for comparability	$40,644	$39,101	$122,457	$115,146

Weighted average common shares	71,688	71,312	71,590	68,718
Conversion of weighted average common units	4,233	4,336	4,256	4,371
Weighted average common shares/units - Basic FFO	75,921	75,648	75,846	73,089
Dilutive effect of share-based compensation awards	73	52	48	147
Weighted average common shares/units - Diluted FFO	75,994	75,700	75,894	73,236

Diluted FFO per share	$0.52	$0.49	$1.61	$1.08
Diluted FFO per share, as adjusted for comparability	$0.53	$0.52	$1.61	$1.57

Numerator for diluted EPS	$(28,256)	$2,279	$(19,263)	$(51,493)
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	(1,569)	178	(1,020)	—
Add: Real estate-related depreciation and amortization	30,624	36,032	93,377	101,101
Add: Depreciation and amortization of unconsolidated real estate entities	113	116	346	350
Add: Impairment losses on previously depreciated operating properties	55,829	—	70,016	31,031
Add: Numerator for diluted EPS allocable to restricted shares	111	262	357	781
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(160)	(276)	(312)	(566)
Less: Basic and diluted FFO allocable to restricted shares	(214)	(263)	(728)	(782)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(16,913)	(1,299)	(20,936)	(1,449)
Basic and Diluted FFO	$39,565	$37,029	$121,837	$78,973
Operating property acquisition costs	222	77	229	152
Gain on sales of non-operating properties, net of income taxes	—	—	(33)	(2,717)
Impairment (recoveries) losses on other properties	—	—	(5,246)	41,316
Income tax expense on impairment recoveries on other properties	—	—	4,642	(4,598)
Loss on early extinguishment of debt	(970)	1,995	(799)	2,020
Issuance costs associated with redeemed preferred shares	1,827	—	1,827	—
Diluted FFO, as adjusted for comparability	$40,644	$39,101	$122,457	$115,146

Denominator for diluted EPS	71,688	71,312	71,590	73,089
Weighted average common units	4,233	4,336	4,256	—
Anti-dilutive EPS effect of share-based compensation awards	73	52	48	147
Denominator for diluted FFO per share measures	75,994	75,700	75,894	73,236

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2012 (in thousands):

Construction, development and redevelopment	$108,313
Acquisition of operating properties	33,684	(1)
Tenant improvements on operating properties	11,568	(2)
Capital improvements on operating properties	8,285
	$161,850
(1) Excludes intangible assets and liabilities associated with such acquisition.
(2) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $34.8 million when comparing the nine months ended September 30, 2012 and 2011 due primarily to: an increase in cash flow received from real estate operations, which was affected by the timing of cash receipts; an increase in cash flow associated with the timing of cash flow from third-party construction projects; $19.0 million in proceeds in the current period from the sale of our KEYW common stock, including $5.1 million received from sales completed in 2011; and $17.3 million in previously accreted interest paid in the prior period in connection with our repurchase of exchangeable senior notes; offset in part by $29.7 million paid to cash settle interest rate swaps in the current period.

Net cash flow provided by investing activities increased $321.5 million when comparing the nine months ended September 30, 2012 and 2011 due mostly to a $263.3 million increase from sales of properties primarily in connection with the Strategic Reallocation Plan and lower levels of development spending.

Net cash flow used in financing activities in 2012 was $224.0 million and included the following:

•	net repayments of debt of $243.6 million;

•	proceeds from the issuance of the Series L Preferred Shares of $165.7 million;

•	payments to redeem the Series G Preferred Shares of $55.0 million; and

•	dividends and distributions of $86.2 million.

Net cash flow provided by financing activities in 2011 was $134.3 million and included the following:

•	net borrowings of $105.9 million;

•	proceeds from the issuance of common shares of $147.8 million; and

•	dividends and distributions of $103.0 million.

Liquidity and Capital Resources

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, dividends to our shareholders, distributions to our noncontrolling interest holders of preferred and common units in the Operating Partnership and improvements to existing properties.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  However, we expect to generate cash by selling properties included in the Strategic Reallocation Plan through 2013.

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

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.   The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders.  Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  As of September 30, 2012, the maximum borrowing capacity under this facility totaled $800.0 million, of which $701.5 million was available.

We also have construction loan facilities that provide for aggregate borrowings of up to $123.8 million, $53.4 million of which was available at September 30, 2012 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$179,368	$231,681	$790,194	$274,605	$670,621	$2,146,469
Scheduled principal payments	2,890	9,874	6,660	5,548	4,037	3,257	32,266
Interest on debt (3)	22,853	86,261	75,422	57,989	33,834	12,229	288,588
New construction and redevelopment obligations (4)(5)	19,863	52,228	—	—	—	—	72,091
Third-party construction and development obligations (5)(6)	26,468	2,941	—	—	—	—	29,409
Capital expenditures for operating properties (5)(7)	9,892	19,715	—	—	—	—	29,607
Operating leases (8)	272	1,065	996	873	814	70,479	74,499
Other purchase obligations (9)	902	3,161	2,032	1,088	565	98	7,846
Total contractual cash obligations	$83,140	$354,613	$316,791	$855,692	$313,855	$756,684	$2,680,775

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)	Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $9.4 million.

(3)
Represents interest costs for debt at September 30, 2012 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2012 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)	Represents contractual obligations pertaining to new construction and redevelopment activities. Construction and redevelopment activities underway at September 30, 2012 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	8	913	$77.0	2014
Redevelopment of existing office properties	2	297	25.2	2014

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

We expect to spend more than $70.0 million on construction and development costs and approximately $20.0 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2012.  We expect to fund these costs and our debt maturities during the remainder of 2012 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.

As discussed above, subsequent to September 30, 2012, we completed a public offering of 8.6 million common shares at a price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2012, we were well within the compliance requirements of these financial covenants.

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

The following table sets forth as of September 30, 2012 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$2,695	$129,102	$157,526	$347,847	$278,642	$303,878	$1,219,690
Weighted average interest rate	6.26%	5.62%	6.41%	4.67%	6.57%	5.52%	5.64%
Variable rate debt	$195	$60,140	$80,815	$447,895	$—	$370,000	$959,045

(1)	Maturities include $59.4 million in 2013, $80.0 million in 2014 and $411.8 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $9.4 million.

The fair market value of our debt was $2.2 billion at September 30, 2012.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $70 million at September 30, 2012.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2012 and December 31, 2011 and their respective fair values (dollars in thousands):

Notional		Fixed	Floating Rate	Effective	Expiration	Fair Value at
Amount		Rate	Index	Date	Date	September 30, 2012	December 31, 2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(671)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(667)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,447)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,447)	(49)
38,671	(1)	3.8300%	One-Month LIBOR	11/2/2010	11/2/2015	(1,393)	(1,054)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(262)	—
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(272)	—
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(123)	—
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(261)	—
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(6,543)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)	As described further in our 2011 Annual Report on Form 10-K, on January 5, 2012, we cash settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $4.0 million in the nine months ended September 30, 2012 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2012, 40,000 of the Operating Partnership’s common units were exchanged for 40,000 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	October 26, 2012	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	October 26, 2012	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer