Form 10-K
period 2012-12-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2013-02-12
CIK 860546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code:  (443) 285-5400
________________________________________
Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)                            (Name of Exchange on Which Registered)

(Title of Each Class)	(Name of Exchange on Which Registered
Common Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series H Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series J Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange
Series L Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1.7 billion, as calculated using the closing price of the common shares of beneficial interest on the New York Stock Exchange and our outstanding shares as of June 29, 2012. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of the registrant's outstanding common shares of beneficial interest, $0.01 par value. At January 28, 2013, 81,106,909 of the registrant’s common shares of beneficial interest were outstanding.

Portions of the annual shareholders’ report of the registrant for the year ended December 31, 2012 are incorporated by reference into Parts I and II of this Form 10-K and portions of the proxy statement of the registrant for its 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results; and

•	environmental requirements.

For further information on factors that could affect the company and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.” We undertake no obligation to update or supplement forward-looking statements.

PART I
Item 1. Business

OUR COMPANY
General. We are an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2012, our investments in real estate included the following:

•	208 operating office properties totaling 18.8 million square feet that were 88% occupied;

•
13 office properties under construction or redevelopment, or for which we were contractually committed to construct, that we estimate will total approximately 1.7 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,694 acres (including 561 acres controlled but not owned) that we believe are potentially developable into approximately 19.3 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership, of which we are the managing general partner. The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”). The Operating Partnership also owns subsidiaries that provide real estate services such as property management, construction and development services primarily for our properties but also for third parties.

Interests in our Operating Partnership are in the form of common and preferred units. As of December 31, 2012, we owned 95% of the outstanding common units and 97% of the outstanding preferred units in our Operating Partnership. The remaining common and preferred units in our Operating Partnership were owned by third parties, which included certain members of our Board of Trustees.
We believe that we are organized and have operated in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. Provided we continue to qualify for taxation as a REIT, we generally will not be subject to Federal income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual taxable income (excluding net capital gains).
Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably possible after we file such material with the Securities and Exchange Commission (the “SEC”). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charters for our Board of Trustees' Audit, Nominating and Corporate Governance, Compensation and Investment Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

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

Significant 2012 Developments
During 2012, we:

•
disposed of 35 operating properties totaling 2.3 million square feet and non-operating properties for aggregate transaction values totaling $313.6 million.  The $291 million in net proceeds from these sales were used primarily to pay down our Revolving Credit Facility;

•
approved a plan to dispose of our office properties and developable land in Greater Philadelphia, Pennsylvania within the next four years because the properties no longer meet our strategic investment criteria;

•	acquired for $48.3 million a property in Herndon, Virginia totaling 202,000 square feet that was 100% leased;

•	placed into service an aggregate of 371,000 square feet in four newly constructed office properties;

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

•
completed a public offering of 8.6 million common shares of beneficial interest (“common shares”) at a price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses;

•
established an at-the-market (“ATM”) stock offering program under which we may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million;

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

•	finished the period with our portfolio of office properties 87.8% occupied and our Same Office Properties 89.1% occupied; and

•	completed the transition of Roger A. Waesche, Jr. as our President and Chief Executive Officer following the retirement of Randall M. Griffin effective March 31, 2012.

Business and Growth Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Business Strategies

Customer Strategy: We focus on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) than to force structure (troops) and weapon system production. A high percentage of our revenue is concentrated in office and data center properties supporting this strategy, and we expect to further increase this concentration level through our:

•
properties’ (existing buildings and land held for future development) proximity to defense installations and other knowledge-based government demand drivers, and our willingness to expand to new locations with similar proximities;

•	strong relationships with tenants engaged in knowledge-based defense and security activities;

•
depth of collective team knowledge, experience and capabilities in developing, operating and securing office properties and single user data centers that meet the United States Government’s Force Protection requirements;

•
record for providing service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We have won the CEL & Associates, Inc. award for quality service and tenant satisfaction among nationwide office operators in the large owner category every year since 2004. We believe that operating with such an emphasis on service enables us to be the landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention; and

•	continued future investment focused on properties for United States Government agencies and defense contractors.

Market Strategy: In order to support our customer strategy, we focus on owning properties located near defense installations and other knowledge-based government demand drivers. We also focus on owning properties in targeted markets or submarkets in the Greater Washington, DC/Baltimore region with strong growth attributes. The growth attributes we look for in selecting these markets or submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) continued potential for growth and stability in economic down cycles; and (5) future acquisition and development opportunities. We typically focus on owning and operating office properties in large business parks located outside of central business districts. We believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities.

Capital Strategy: Our capital strategy is aimed at maintaining a flexible capital structure in order to facilitate growth and performance in the face of differing market conditions in the most cost-effective manner by:

•
using debt comprised primarily of fixed-rate debt (including the effect of interest rate swaps) from banks and institutional lenders along with debt available from public debt markets, such as our exchangeable senior notes;

•
using equity raised through issuances of common and preferred shares of beneficial interest, issuances of common and preferred units in our Operating Partnership and, to a lesser extent, joint venture structures for certain investments;

•
managing our debt by monitoring, among other things: (1) our debt levels relative to our overall capital structure; (2) the relationship of certain measures of earnings to certain financing cost requirements (commonly referred to as coverage ratios); (3) the relationship of our variable-rate debt to our total debt; and (4) the timing of debt maturities to ensure that maturities in any year do not exceed levels that we believe we can refinance;

•	using proceeds from sales under our disposition strategy to fund our investment activities, including our development pipeline, and to reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Growth Strategies

Property Development and Acquisition Strategy: We pursue property development and acquisition opportunities for properties that fit our customer and market strategies. As a result, the focus of our development and acquisition activities includes properties that are either: (1) located near defense installations and other knowledge-based government demand drivers; or (2) located in markets or submarkets in the Greater Washington, DC/Baltimore region that we believe meet the criteria set forth above in our market strategy. We may also develop or acquire properties that do not align with our customer or market strategies but which we believe provide opportunity for favorable returns on investment given the associated risks.

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

Disposition Strategy: We seek to dispose of properties and other investments that no longer meet our strategic objectives in order to remain aligned with such objectives, maximize our return on invested capital and be better positioned for long term growth.

Internal Growth Strategy: We aggressively manage our portfolio to maximize the operating value and performance of each property through: (1) proactive property management and leasing; (2) achieving operating efficiencies through increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; and (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit. We also aim to develop and operate our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a higher level of efficiency and lower impact on human health and the environment during their life cycles than conventional buildings through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) retrofitting select existing office properties to operate more efficiently; and (3) registering our property portfolio in Energy Star, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that focuses on protecting the environment through energy efficient products and practices.

Industry Segments
We operate in two primary industries: commercial office properties and our wholesale data center. We classify our properties containing data center space as commercial office real estate when tenants significantly fund the data center infrastructure costs. At December 31, 2012, our commercial office real estate operations were in geographical segments, as set forth below:

•	Baltimore/Washington Corridor (generally defined as the Maryland counties of Howard and Anne Arundel);

•	Northern Virginia (defined as Fairfax County, Virginia);

•	San Antonio, Texas;

•	Washington, DC - Capitol Riverfront;

•	St. Mary’s & King George Counties (in Maryland and Virginia, respectively);

•	Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City);

•	Suburban Maryland (defined as the Maryland counties of Montgomery and Prince George’s);

•	Colorado Springs, Colorado; and

•	Greater Philadelphia, Pennsylvania (in Blue Bell, Pennsylvania).

As of December 31, 2012, 173 of our office properties, or 82% of our square feet in operations, were located in the Greater Washington, DC/Baltimore region, which includes all the segments set forth above except for San Antonio, Colorado Springs and Greater Philadelphia. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.
For information relating to our segments, you should refer to Note 16 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2012, we had 384 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
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
We compete for the acquisition of commercial properties with many entities, including other publicly-traded commercial REITs. Many of our competitors for such acquisitions have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.
We also compete with many entities, including other publicly-traded commercial REITs, for capital. This competition could adversely affect our ability to raise capital we may need to fulfill our capital strategy.
In addition, we also compete with other sellers of commercial properties for a limited number of buyers of properties. This competition could adversely affect our ability to complete property dispositions under existing or future disposition plans.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2012, which are included in a separate section at the end of this report beginning on page F-1.

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

•
government actions and initiatives, including risks associated with the impact of government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

•	increasing operating costs, including insurance expenses, utilities, real estate taxes and other expenses, much of which we may not be able to pass through to tenants;

•	increasing interest rates and unavailability of financing on acceptable terms or at all;

•	trends in office real estate that may adversely affect future demand, including telecommuting and flexible workplaces that increase the population density per square foot;

•	adverse changes in taxation or zoning laws;

•	potential inability to secure adequate insurance;

•	adverse consequences resulting from civil disturbances, natural disasters, terrorist acts or acts of war; and

•	potential liability under environmental or other laws or regulations.

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

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. If one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, government shutdown, or general downturn of business, there could be an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may be adversely affected by developments concerning some of our major tenants and sector concentrations, including shutdowns of the United States Government and actual, or potential, reductions in government spending targeting United States Government agencies and defense contractors engaged in knowledge-based activities. As of December 31, 2012, our 20 largest tenants accounted for 64.5% of the total annualized rental revenue of our office properties, and the four largest of these tenants accounted for 63.4% of that portion. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2012. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2012	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$111,745	24.2%	63
Northrop Grumman Corporation (1)	29,061	6.3%	12
Booz Allen Hamilton, Inc.	25,598	5.5%	10
Computer Sciences Corporation (1)	22,321	4.8%	7

(1)	Includes affiliated organizations and agencies and predecessor companies.

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

As of December 31, 2012, 70.0% of the total annualized rental revenue of our office properties held for long-term investment was from properties located near defense installations and other knowledge-based government demand drivers, or that were otherwise at least 50% occupied by United States Government agencies or defense contractors. We expect to further increase our reliance on United States Government agencies and defense contractors, most of whom are engaged in knowledge-based defense and security activities, for revenue. A reduction in government spending targeting these activities could affect the ability of these tenants to fulfill lease obligations, decrease the likelihood that these tenants will renew their leases or enter into new leases and limit our future growth from these sectors. Moreover, uncertainty regarding the potential for future reduction in government spending targeting these activities could also decrease or delay leasing activity from tenants engaged in these activities. The Budget Control Act passed in 2011, which imposed caps on the Federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years, has fueled further uncertainty regarding future government spending reductions. A reduction in government spending targeting knowledge-based defense and security activities and/or uncertainty regarding the potential for future spending reductions could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our shareholders.

We may be unable to successfully execute plans to dispose of properties. In 2011, we implemented our Strategic Reallocation Plan to dispose of office properties and land that are no longer closely aligned with our strategy. In 2012, our Board of Trustees also approved a plan by management to shorten the holding period for office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria. Our failure to successfully execute these and other future disposition plans could adversely affect our ability to effectively execute our business strategy, which in turn could affect our financial position, results of operations, cash flows and ability to make expected distributions to shareholders.

We may suffer adverse consequences due to our inexperience in developing, managing and leasing wholesale data centers. We have significant experience in developing, managing and leasing single user data center space. However, we do not have the same depth and length of experience in relation to wholesale data centers, having acquired our wholesale data center in 2010 and having made limited progress leasing that center through December 31, 2012. This may increase the likelihood of us being unsuccessful in executing our plans with respect to our existing wholesale data center or any such centers that we may acquire or develop in the future. If we are unsuccessful in executing our wholesale data center plans, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2012, our properties located in the Greater Washington, DC/Baltimore region accounted for a combined 83.6% of our total annualized rental revenue from office properties. Our properties are also often concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

We may be adversely affected by trends in the office real estate industry. Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

Our data centers may become obsolete. Data centers are much more expensive investments on a per square foot basis than office properties due to the level of infrastructure required to operate the centers. At the same time, technology, industry standards and service requirements for data centers are rapidly evolving and, as a result, the risk of investments we make in data centers becoming obsolete is higher than office properties. Our data centers may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers housed in the properties. Our data centers could also become obsolete from new server technology that requires less critical load and heat removal than our facilities are designed to provide. In addition, we may not be able to efficiently upgrade or change power and cooling systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our data centers could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

Real estate investments are illiquid, and we may not be able to sell our properties on a timely basis when we determine it is appropriate to do so. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. In addition, for certain of our properties that we acquired by issuing units in our Operating Partnership, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent. Due to these factors, we may be unable to sell a property at an advantageous time.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Some of our properties are pledged by us to support repayment of indebtedness. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

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

Some of our debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt. In addition, some of our debt that is cross-defaulted also contains cross-collateralization provisions, which means that the collateral of the debt can also be used as collateral for certain of our other debt. Any foreclosure of our properties could result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders. In addition, if we are in default and the value of the properties securing a loan is less than the loan balance, we may be required to pay the resulting shortfall to the lender using other assets.
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

We must refinance our debt in the future. As of December 31, 2012, our scheduled debt payments over the next five years, including maturities, were as of follows:

Year	Amount (1)
(in thousands)
2013	$121,129
2014	158,341
2015	795,802
2016	278,642
2017	551,388

(1)
Represents principal maturities only and therefore excludes net discounts of $8.6 million. Maturities include $17.5 million in 2013 and $411.1 million in 2015 that may each be extended for one year, subject to certain conditions.

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

Our ability to pay dividends may be limited, and we cannot provide assurance that we will be able to pay dividends regularly. Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends will depend almost entirely on payments and distributions received on our interests in our Operating Partnership, the payment of which depends in turn on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay dividends on a regular quarterly basis in the future. Additionally, the terms of some of the debt to which our Operating Partnership is a party limit its ability to make some types of payments and other distributions to us. This in turn limits our ability to make some types of payments, including payment of dividends on common or preferred shares, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay dividends on our shares in one or more periods. Furthermore, any new shares of beneficial interest issued in capital-raising transactions will substantially increase the cash required to continue to pay cash dividends at current levels. Any common or preferred shares that may in the future be issued for financing acquisitions, share-based compensation arrangements or otherwise would have a similar effect.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay distributions to shareholders. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2012, we had $2.0 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay distributions to shareholders. As a result, we may not have sufficient funds remaining to make expected distributions to our shareholders if we incur additional indebtedness.

Our ability to pay distributions is further limited by the requirements of Maryland law. As a Maryland REIT, we may not under applicable Maryland law make a distribution if either of the following conditions exist after giving effect to the distribution: (1) the REIT would not be able to pay its debts as the debts become due in the usual course of business; or (2) the REIT's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Therefore, we may not be able to make expected distributions to our shareholders if either of the above described conditions exists after giving effect to the distribution.

We may issue additional common or preferred shares that dilute our shareholders’ interests. We may issue additional common shares and preferred shares without shareholder approval. Similarly, we may cause the Operating Partnership to issue its common or preferred units for contributions of cash or property without approval by the limited partners of the Operating Partnership or our shareholders. Our existing shareholders’ interests could be diluted if such additional issuances were to occur.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments. We invest in certain entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

We may elect to make additional cash outlays to protect our investment in loans we make that are subordinate to other loans. We have made and may in the future make loans under which we have a secured interest in the ownership of a property that is subordinate to other loans on the property. If a default were to occur under the terms of any such loans with us or under the first mortgage loans related to the properties on such loans, we may, in order to protect our investment, elect to either: (1) purchase the other loan; or (2) foreclose on the ownership interest in the property and repay the first mortgage loan, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

Terrorist attacks may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas and near military installations. Future terrorist attacks could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the occurrence of terrorist attacks could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2013. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

Our business could be adversely affected by a negative audit by the United States Government. Agencies of the United States, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The United States Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the United States Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. Our information technology networks and related systems are essential to our business operations. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective. A security breach involving our networks and related systems could disrupt out operations in numerous ways that could ultimately have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our shareholders.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our office property markets and submarkets as of December 31, 2012:

Market/Submarket and Location	Number of Buildings	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Baltimore /Washington Corridor:
Airport Square - Linthicum, MD	24	1,813,633	80.9%	$35,199,714	$23.98
Annapolis - Annapolis, MD	1	155,000	100.0%	2,307,308	14.89
Arundel Preserve - Hanover, MD	1	146,666	100.0%	3,737,998	25.49
BWI South - Hanover, MD	10	432,104	68.5%	6,528,684	22.05
Howard County Perimeter - Columbia, MD	33	2,682,359	88.7%	60,675,335	25.49
National Business Park - Annapolis Junction, MD	27	3,223,501	96.2%	107,548,246	34.68
UMBC - Catonsville, MD	2	127,258	94.5%	3,257,577	27.09
Subtotal / Average	98	8,580,521	89.4%	$219,254,862	$28.60

Northern Virginia:
Dulles South - Chantilly, VA	9	1,434,692	91.0%	$37,724,293	$28.88
Herndon - Herndon, VA	3	562,543	95.9%	16,856,436	31.24
Merrifield - Falls Church, VA	1	180,854	46.0%	3,059,085	36.75
Route 28 South - Herndon, VA	2	353,334	91.4%	8,182,182	25.33
Springfield - Springfield, VA	1	83,987	100.0%	2,944,123	35.05
Tyson's Corner - McLean, VA	3	605,091	88.8%	19,378,891	36.08
Subtotal / Average	19	3,220,501	89.2%	$88,145,010	$30.68

San Antonio	8	915,093	96.4%	$29,159,572	$33.04

Washington DC-Capitol Riverfront	2	360,326	89.0%	$14,464,433	$45.12

St Mary's & King George Counties:
King George County - Dahlgren, VA	6	206,207	91.6%	$3,758,392	$19.89
St. Mary's County - California, MD	7	317,835	75.2%	4,882,294	20.42
St. Mary's County - Lexington Park, MD	6	379,550	91.6%	7,298,048	20.99
Subtotal / Average	19	903,592	85.9%	$15,938,734	$20.55

Greater Baltimore:
Baltimore City - Baltimore, MD	1	481,016	93.4%	$14,932,204	$33.22
Harford County - Aberdeen, MD	3	284,884	37.9%	3,296,026	30.54
Hunt Valley/RTE 83 Corridor - Timonium, MD	2	239,835	100.0%	5,570,833	23.23
White Marsh - White Marsh, MD	26	1,047,170	78.0%	16,612,279	20.34
Subtotal / Average	32	2,052,905	78.6%	$40,411,342	$25.04

Suburban Maryland:
College Park - College Park, MD	2	242,070	94.9%	$7,267,194	$31.65
Lanham - Lanham, MD (4)	1	55,866	90.9%	569,503	11.21
Subtotal / Average	3	297,936	94.1%	$7,836,697	$27.95

Colorado Springs:
Colorado Springs East - Colorado Springs, CO (5)	11	732,635	80.1%	$12,375,054	$21.09
Colorado Springs Northwest - Colorado Springs, CO	3	322,152	83.0%	5,389,696	20.16
I-25 North Corridor - Colorado Springs, CO (4)	7	522,724	71.4%	7,219,269	19.33
Subtotal / Average	21	1,577,511	77.8%	$24,984,019	$20.35

Market/Submarket and Location	Number of Buildings	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2)	Annualized Rental Revenue per Occupied Square Foot (2)(3)

Greater Philadelphia - Blue Bell, PA	3	488,741	100.0%	$9,369,523	$19.17

Other Region:
Huntsville - Huntsville, AL	1	138,466	83.2%	$3,136,582	$27.24
Richmond Southwest - Richmond, VA	1	193,000	100.0%	5,449,908	28.24
Southwest Virginia - Lebanon, VA	1	102,842	100.0%	3,705,802	36.03
Subtotal / Average	3	434,308	94.6%	$12,292,292	$29.91

Total /Average:	208	18,831,434	87.8%	$461,856,484	$27.92

(1)    This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2012.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2012 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2012. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, for our total office portfolio and two largest regions follows: total office portfolio: $27.85; Baltimore/Washington Corridor: $28.52; and Northern Virginia: $30.55.

(4)	These properties were included in our Strategic Reallocation Plan and classified as held for sale as of December 31, 2012.

(5)	Nine of these properties were included in our Strategic Reallocation Plan and classified as held for sale as of December 31, 2012.

The following table provides certain information about our office properties that were under construction or redevelopment, or for which we were contractually committed to construct, as of December 31, 2012 (dollars in thousands):

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter of Anticipated Completion	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Baltimore/Washington Corridor:
7205 Riverwood Road	Howard County	89,268	100%	1Q 2013	$15,673	$7,117
Columbia, MD	Perimeter
7175 Riverwood Road	Howard County	25,939	100%	3Q 2013	5,927	3,122
Columbia, MD	Perimeter
312 Sentinel Way	National	125,160	0%	3Q 2014	16,366	20,287
Annapolis Junction, MD	Business Park
420 National Business Parkway	National	137,322	0%	2Q 2014	18,043	17,439
Jessup, MD	Business Park
Subtotal/Average		377,689	31%		$56,009	$47,965

Northern Virginia:
7770 Backlick Road (Patriot Ridge)	Springfield	239,272	49%	3Q 2013	$58,143	$14,574
Springfield, VA
Ashburn Crossing - DC-8	Ashburn	200,000	100%	4Q 2013	7,490	15,036
Ashburn, VA
Ashburn Crossing - DC-9	Ashburn	115,000	100%	2Q 2015	4,309	7,523
Ashburn, VA
Subtotal/Average		554,272	78%		$69,942	$37,133

Huntsville:
1000 Redstone Gateway	Huntsville	121,105	100%	1Q 2013	$19,055	$3,890
Huntsville, AL
1100 Redstone Gateway	Huntsville	121,347	100%	1Q 2014	1,396	20,281
Huntsville, AL
1200 Redstone Gateway	Huntsville	121,088	100%	4Q 2013	3,052	21,761
Huntsville, AL
7200 Redstone Gateway	Huntsville	61,434	0%	4Q 2013	4,530	3,701
Huntsville, AL
Subtotal/Average		424,974	86%		$28,033	$49,633

Total Under Construction		1,356,935	67%		$153,984	$134,731

Under Redevelopment
Greater Philadelphia:
751 Arbor Way (Hillcrest I)	Greater	113,297	51%	1Q 2013	$19,138	$2,278
Blue Bell, PA	Philadelphia
721 Arbor Way (Hillcrest II)	Greater	183,466	59%	2Q 2014	14,076	17,019
Blue Bell, PA	Philadelphia
Total Under Redevelopment		296,763	56%		$33,214	$19,297

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about our land held or under pre-construction as of December 31, 2012, including properties under ground lease to us:

Market/Submarket and Location	Acres		Estimated Developable Square Feet
Strategic Land
Baltimore/Washington Corridor:
National Business Park	186		1,792,000
Columbia Gateway	22		520,000
Airport Square	5		84,000
Arundel Preserve	84	up to	1,150,000
Subtotal	297		3,546,000
Northern Virginia;
Westfields Corporate Center	23		400,000
Westfields Park Center	33		400,000
Woodland Park	5		225,000
Patriot Ridge	11		739,000
Ashburn Crossing	10		120,000
Subtotal	82		1,884,000
San Antonio, Texas
8100 Potranco Road	9		125,000
Northwest Crossroads	31		375,000
Sentry Gateway	38		658,000
Subtotal	78		1,158,000
Huntsville, Alabama	443		4,173,000
St. Mary’s & King George Counties	44		109,000
Greater Baltimore	49		1,340,000
Suburban Maryland	49		510,000
Total strategic land held and pre-construction	1,042		12,720,000

Non-Strategic Land
Baltimore/Washington Corridor	7		65,000
Greater Baltimore	138		1,352,000
Suburban Maryland	107		1,000,000
Colorado Springs	175		2,570,000
Greater Philadelphia, Pennsylvania	8		604,000
Other (Charles County, MD)	217		967,000
Total non-strategic land held	652		6,558,000

Total land held and pre-construction	1,694		19,278,000

The following table provides certain information about our wholesale data center property as of December 31, 2012 (dollars in thousands):

Property and Location	Year Built	Gross Building Area	Raised Floor Square Footage (1)	Initial Stabilization Critical Load (in MWs) (2)	Initial Stabilization Critical Load Leased	MW Operational	Costs Incurred to Date (3)	Estimated Costs to Completion (3)

9651 Hornbaker Road - Manassas, VA	2010	233,000	100,000	18	22%	6	$207,785	$67,445

(1)	Raised floor square footage is that portion of the gross building area in which tenants locate their computer servers. Raised floor area is considered to be the net rentable square footage.

(2)	Critical load is the power available for exclusive use of tenants in the property (expressed in terms of megawatts (“MWs”)).

(3)	Includes land, construction and leasing costs.

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2012, assuming that none of the tenants exercise renewal options. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 264,380 square feet executed but yet to commence as of December 31, 2012.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2013	146	2,442,746	14.8%	$71,083	15.4%	$29.10
2014	101	2,221,075	13.4%	63,401	13.7%	28.54
2015	112	2,737,514	16.6%	72,790	15.8%	26.59
2016	79	1,637,241	9.9%	43,799	9.5%	26.75
2017	96	1,842,182	11.1%	49,748	10.8%	27.01
2018	45	1,250,397	7.6%	32,563	7.1%	26.04
2019	35	1,024,008	6.2%	29,610	6.4%	28.92
2020	33	1,294,803	7.8%	35,590	7.7%	27.49
2021	20	561,641	3.4%	15,855	3.4%	28.23
2022	12	793,969	4.8%	23,235	5.0%	29.26
2023	6	149,308	0.9%	2,868	0.6%	19.21
2024	2	29,528	0.2%	802	0.2%	27.15
2025	4	556,372	3.4%	20,512	4.4%	36.87
Total/Weighted Average	691	16,540,784	100.0%	$461,856	100.0%	$27.92

With regard to leases expiring in 2013, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2012 was, on average, approximately 5% to 8% higher than estimated current market contractual rents for the related space, with specific results varying by market.

The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2012:

Year of Lease Expiration	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases (2)
					(in thousands)
2019	1	7,172	1	1.00	$2,098
2020	1	19,023	2	2.00	4,232
2022	1	5,604	1	0.25	391
Total/Weighted Average	3	31,799	4	3.25	$6,721

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2012 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

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
Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The table below shows the range of the high and low sale prices for our common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range		Dividends
2011	Low	High	Per Share
First Quarter	$33.83	$36.90	$0.4125
Second Quarter	$30.63	$36.79	$0.4125
Third Quarter	$21.75	$32.07	$0.4125
Fourth Quarter	$19.35	$25.96	$0.4125

	Price Range		Dividends
2012	Low	High	Per Share
First Quarter	$20.58	$25.48	$0.2750
Second Quarter	$21.13	$24.05	$0.2750
Third Quarter	$21.36	$25.61	$0.2750
Fourth Quarter	$23.22	$26.12	$0.2750

The number of holders of record of our common shares was 608 as of December 31, 2012. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
We pay dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. Our ability to make cash dividends will also be limited by the terms of our Operating Partnership Agreement, as well as by limitations imposed by state law. In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of our Revolving Credit Facility; this restriction does not currently limit our ability to pay dividends, and we do not believe that this restriction is reasonably likely to limit our ability to pay future dividends because we expect to comply with the terms of our Revolving Credit Facility.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2012, 139,696 of the Operating Partnership's common units were exchanged for 139,696 common shares in accordance with the Operating Partnership's Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2007 in the common shares of Corporate Office Properties Trust. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

140
130
120
110
100
90
80
70
60
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Corporate Office Properties Trust
S&P 500
NAREIT All Equity REIT Index

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Corporate Office Properties Trust	100.00	101.77	127.51	126.90	82.21	101.24
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18

Item 6. Selected Financial Data

The following table sets forth summary financial data as of and for each of the years ended December 31, 2008 through 2012. Since this information is only a summary, you should refer to our consolidated financial statements and notes thereto and the section of this report entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2012	2011	2010	2009	2008
Revenues
Revenues from real estate operations (1)	$454,171	$428,496	$387,559	$349,463	$326,223
Construction contract and other service revenues	73,836	84,345	104,675	343,087	188,385
Total revenues	528,007	512,841	492,234	692,550	514,608
Expenses
Property operating expenses (1)(2)(3)	167,161	162,397	146,617	123,769	109,967
Depreciation and amortization associated with real estate operations (1)	113,480	113,111	97,897	81,446	75,264
Construction contract and other service expenses	70,576	81,639	102,302	336,519	184,142
Impairment losses	43,214	83,478	—	—	—
General, administrative and leasing expenses (3)(4)	31,900	30,314	28,501	27,877	28,739
Business development expenses and land carry costs (2)	5,711	6,122	6,403	5,259	2,206
Total operating expenses	432,042	477,061	381,720	574,870	400,318
Operating income	95,965	35,780	110,514	117,680	114,290
Interest expense (1)	(94,624)	(98,222)	(95,729)	(76,718)	(79,542)
Interest and other income	7,172	5,603	9,568	5,164	2,070
(Loss) gain on early extinguishment of debt	(943)	(1,639)	—	—	8,101
Loss on interest rate derivatives	—	(29,805)	—	—	—
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	7,570	(88,283)	24,353	46,126	44,919
Equity in (loss) income of unconsolidated entities	(546)	(331)	1,376	(941)	(147)
Income tax (expense) benefit (4)	(381)	6,710	(108)	(196)	(201)
Income (loss) from continuing operations	6,643	(81,904)	25,621	44,989	44,571
Discontinued operations (1)(2)(3)(5)	13,677	(48,404)	17,054	16,310	15,655
Income (loss) before gain on sales of real estate	20,320	(130,308)	42,675	61,299	60,226
Gain on sales of real estate, net of income taxes (1)(6)	21	2,732	2,829	—	1,090
Net income (loss)	20,341	(127,576)	45,504	61,299	61,316
Net loss (income) attributable to noncontrolling interests (4)	636	8,148	(2,744)	(4,970)	(7,351)
Net income (loss) attributable to Corporate Office Properties Trust	20,977	(119,428)	42,760	56,329	53,965
Preferred share dividends	(20,844)	(16,102)	(16,102)	(16,102)	(16,102)
Issuance costs associated with redeemed preferred shares (7)	(1,827)	—	—	—	—
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(1,694)	$(135,530)	$26,658	$40,227	$37,863
Basic earnings per common share (8)
(Loss) income from continuing operations	$(0.21)	$(1.31)	$0.17	$0.44	$0.50
Net (loss) income	$(0.03)	$(1.97)	$0.43	$0.70	$0.77
Diluted earnings per common share (8)
(Loss) income from continuing operations	$(0.21)	$(1.31)	$0.17	$0.44	$0.49
Net (loss) income	$(0.03)	$(1.97)	$0.43	$0.70	$0.76

Weighted average common shares outstanding – basic	73,454	69,382	59,611	55,930	48,132
Weighted average common shares outstanding – diluted	73,454	69,382	59,944	56,407	48,820

	2012	2011	2010	2009	2008
Balance Sheet Data (as of year end):
Total properties, net	$3,163,044	$3,352,975	$3,445,455	$3,029,900	$2,778,466
Total assets (4)	$3,653,759	$3,863,555	$3,844,517	$3,380,022	$3,114,239
Debt	$2,019,168	$2,426,303	$2,323,681	$2,053,841	$1,856,751
Total liabilities (4)	$2,206,962	$2,648,748	$2,521,379	$2,259,390	$2,031,816
Redeemable noncontrolling interest (4)	$10,298	$8,908	$9,000	$—	$—
Total equity (4)(9)	$1,436,499	$1,205,899	$1,323,138	$1,120,632	$1,082,423
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$191,838	$152,143	$156,436	$194,817	$180,892
Investing activities	$13,744	$(260,387)	$(479,167)	$(349,076)	$(290,822)
Financing activities	$(200,547)	$103,701	$324,571	$155,746	$92,067
Numerator for diluted EPS (4)	$(2,163)	$(136,567)	$25,587	$39,217	$37,135
Diluted funds from operations (4)(9)	$165,720	$53,062	$148,645	$152,626	$143,592
Diluted funds from operations per share (4)(9)	$2.13	$0.72	$2.30	$2.46	$2.52
Cash dividends declared per common share	$1.10	$1.65	$1.61	$1.53	$1.425
Property Data (as of year end):
Number of properties owned (10)	208	238	256	253	240
Total rentable square feet owned (10)	18,831	20,514	20,432	19,543	18,559

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)
Certain prior period amounts pertaining to expenses on properties not in operations have been reclassified to conform with the current presentation, as described in Note 2 to our consolidated financial statements in the section entitled “Reclassifications.” These reclassifications did not affect consolidated net income or shareholders’ equity.

(3)
Certain prior period amounts pertaining to costs expensed in connection with marketing space for lease to prospective tenants have been reclassified to conform with the current presentation, as described in Note 2 to our consolidated financial statements in the section entitled “Reclassifications.” These reclassifications did not affect consolidated net income or shareholders’ equity.

(4)
Certain amounts as of, and for the year ended, December 31, 2011 were revised in connection with errors identified in 2012 described in Note 2 to our Consolidated Financial Statements in the section entitled “Revisions.” These revisions affected consolidated net income and shareholders’ equity.

(5)
Includes income derived from three operating properties disposed in 2008, three operating properties disposed in 2010, 23 operating properties disposed in 2011, 35 operating properties disposed in 2012 and 17 operating properties classified as held for sale at December 31, 2012 (see Note 17 to our consolidated financial statements).

(6)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(7)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G preferred shares of beneficial interest in 2012.

(8)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.

(9)
For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(10)	Amounts reported reflect only operating office properties.

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

•	changes in our plans for properties or views of market economic conditions or failure to obtain development rights, either of which could result in recognition of significant impairment losses;

•	our ability to satisfy and operate effectively under Federal income tax rules relating to real estate investment trusts and partnerships;

•	the dilutive effects of issuing additional common shares;

•	our ability to achieve projected results; and

•	environmental requirements.

We undertake no obligation to update or supplement forward-looking statements.

Overview

We are an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region.

Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of: property operating costs, such as real estate taxes, utilities and repairs and maintenance; and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on, among other things, employment levels, business confidence, competition and general economic conditions of the markets in which we operate.

Our strategy for operations and growth focuses on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) than to force structure (troops) and weapon system production. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. As of December 31, 2012, 64.5% of our annualized rental revenue (as defined below) from office properties was from our 20 largest tenants, 40.9% from our four largest tenants and 24.2% from our largest tenant, the United States Government. In addition, as of December 31, 2012, 70.0% of the total annualized rental revenue of our office properties held for long-term investment was from properties located near defense installations and other knowledge-based government demand drivers (referred to elsewhere as “Strategic Demand Drivers”), or that were otherwise at least 50% leased by United States Government agencies or defense contractors; we refer to these properties herein as “Strategic Tenant Properties.”

We made significant progress in 2012 under the Strategic Reallocation Plan that we launched in 2011, which entails the disposition by the end of 2013 of approximately $562.0 million in office properties and land no longer closely aligned with our strategy, and use of the proceeds to invest in Strategic Tenant Properties, to repay borrowings and for general corporate purposes. In 2012, we completed dispositions of 35 operating properties totaling 2.3 million square feet and non-operating properties for aggregate transaction values totaling $313.6 million. Aggregate dispositions since implementation of the Strategic Reallocation Plan total $390.3 million, including 58 operating properties totaling 3.2 million square feet. We used most of the proceeds from these sales to pay down our Revolving Credit Facility. In 2012, we also approved a plan for the future disposition of our office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria; we expect this disposition to occur in the next four years.

Our operations in recent years have been hindered by continuing delays in Federal budget approvals and mounting uncertainty regarding the potential for future reductions in government spending targeting defense, as well as the otherwise challenging economic conditions in the United States. Furthermore, the Budget Control Act passed in 2011, which imposed caps on the Federal budget in order to achieve targeted spending levels over the 2013-2021 fiscal years, currently requires that $110 billion be sequestered from the United States Government’s funding levels for the 2013 fiscal year, approximately 50% of which could come from defense; this action could feasibly begin to occur as early as March 2013, although we believe that such sequestrations could be further deferred, reduced or eliminated if reduction levels are agreed to in the 2013 Federal budget. This defense spending uncertainty has delayed our progress in leasing existing properties and new construction proximate to Strategic Demand Drivers. In addition, the otherwise challenging economic conditions have prompted certain operations to consolidate and businesses to close, downsize their space requirements or cancel or delay expansion plans in our regions, placing downward pressure on occupancy and rental rates.

Despite these challenges, our office property portfolio’s occupancy improved to 87.8% as of December 31, 2012, a 1.6% increase over year end 2011. We also successfully completed 3.3 million square feet of leasing, including 1.2 million of construction and redevelopment space. The improvement in our portfolio’s occupancy was attributable primarily to an improvement in occupancy of our Same Office Properties (defined below) to 89.1% at December 31, 2012 (up from 88.3% at December 31, 2011) and our dispositions in 2012 of lower occupancy properties under the Strategic Reallocation Plan. Our properties proximate to Strategic Demand Drivers were 92.1% occupied at December 31, 2012, notably stronger than our other properties, which were 84.4% occupied.

We believe that the continuing Federal budget discussions will eventually lead to modest additional reductions in defense spending. However, if such reductions were to occur, we continue to believe that our properties’ proximate to Strategic Demand Drivers will not be significantly affected, and could position us for future growth, for reasons that include the following:

•
we expect defense spending reductions, should they occur, will be targeted more towards force structure (troops) and weapon system production than towards the knowledge-based activities of most of our tenants, which we believe are considered increasingly critical to our national security;

•
in 2011, Federal agencies completed their relocation to the following government installations that serve as demand drivers to our portfolio of Strategic Tenant Properties primarily in connection with mandates by the Base Realignment and Closure Commission of the United States Congress (“BRAC”): Fort George G. Meade (which also houses the recently-formed United States Cyber Command), Redstone Arsenal, Fort Belvoir, San Antonio and Aberdeen Proving Ground; the shifting of jobs by defense contractors supporting these agencies that we believe still needs to occur has been delayed by the defense spending uncertainty;

•	if defense construction spending is cut, government demand to lease space in our business parks could possibly increase if the government decides to lease space instead of build it.

We believe that the outlook for our properties proximate to Strategic Demand Drivers would be hindered more by an extended period of uncertainty regarding future defense spending reductions than by the actual spending reductions.

The relative contribution to our operations by properties not proximate to Strategic Demand Drivers has decreased due to our property dispositions in 2011 and 2012, and we expect that trend to continue as we complete the Strategic Reallocation Plan. Nevertheless, our market strategy is to continue to own these types of properties in targeted markets or submarkets in the Greater Washington, DC/Baltimore region with strong growth attributes. These properties tend to be more subject to general market conditions that have been affected by the slow economic recovery. As a result, we expect a longer road to recovery to pre-recession occupancy levels for these properties.

Our capital strategy is aimed at maintaining a flexible capital structure, and we believe that we significantly improved our balance sheet and expanded our access to capital in 2012 not only through our execution of the Strategic Reallocation Plan but also by:

•
issuing 6.9 million Series L Cumulative Preferred Shares (the “Series L Preferred Shares”) at a price of $25.00 per share for net proceeds of $165.7 million after underwriting discounts but before offering expenses. These shares are nonvoting, redeemable for cash at $25.00 per share at our option on or after June 27, 2017 and accrue dividends equal to 7.375% of the liquidation preference. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
redeeming all of our Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. These shares accrued dividends equal to 8.0% of the liquidation preference;

•
completing a public offering of 8.6 million common shares at a price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses, and using the proceeds to pay down our Revolving Credit Facility and for general corporate purposes;

•	entering into unsecured term loan agreements, under which we borrowed $370 million in the aggregate. The net proceeds from these borrowings were used to pay down our Revolving Credit Facility; and

•
established an at-the-market (“ATM”) stock offering program under which we may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million.

These activities contributed towards our: improving the relationship of our outstanding debt relative to both assets and adjusted earnings before interest expense, income taxes, depreciation, amortization (“adjusted EBITDA,” which we define below); improving the relationship of our interest expense to adjusted EBITDA; and paying down our Revolving Credit Facility to zero by the end of 2012, providing significant liquidity and flexibility for future investing and financing activities.

Our 2012 investing activities grew our portfolio’s concentration in Strategic Tenant Properties through the dispositions of nonstrategic properties discussed above and by:

•	placing into service an aggregate of 371,000 square feet in four newly constructed properties proximate to Strategic Demand Drivers that were 45.8% leased as of December 31, 2012; and

•	acquiring for $48.3 million a property in Herndon, Virginia totaling 202,000 square feet that was 100% leased to a defense contractor.

We discuss significant factors contributing to changes in our net income attributable to common shareholders and diluted earnings per share over the last three years in the section below entitled “Results of Operations.” In addition, the section below entitled “Liquidity and Capital Resources” includes discussions of, among other things:

•	how we expect to generate cash for short and long-term capital needs;

•	our off-balance sheet arrangements in place that are reasonably likely to affect our financial condition; and

•	our commitments and contingencies.

We refer to the measure “annualized rental revenue” in various sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

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

As described further in Note 2 to our Consolidated Financial Statements in the section entitled “Revisions,” during 2012, we identified errors in the consolidated financial statements pertaining to our:

•
recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012;

•	over-accrual of incentive compensation cost for the year ended December 31, 2011;

•
misapplication of accounting guidance requiring that we recognize loss allocations to a noncontrolling interest holder in a consolidated real estate joint venture associated with decreases in such holder’s claim on the book value of the joint venture’s assets, despite the fact that the real estate held by the joint venture was under development and the joint venture had no underlying losses under GAAP; and

•	reporting for a noncontrolling interest in a consolidated real estate joint venture for which the holder of such interest possesses the right of requiring us to acquire the interest at fair value.

With respect to the errors described in the first two bullets above, we assessed the materiality of these errors on the financial statements in connection with previously filed periodic reports and concluded at such time that the errors were not material to any prior annual or interim periods. In assessing the cumulative effect of all such errors, we have since concluded that a correction of the errors in 2012 could be considered material to our 2012 net income. Accordingly, the consolidated financial statements as of, and for the year ended, December 31, 2011 included in the Annual Report on Form 10-K were revised. For each of the calendar quarters from January 1, 2011 through September 30, 2011, amounts included in Note 20 to the consolidated financial statements pertaining to such periods have been revised, and we will revise the financial statements in future filings including such periods.

Acquisitions of Properties

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the consolidated financial statements entitled “Acquisitions of Properties.” Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it will take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions, which are subjective, can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from third party sources such as CoStar Group and real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or yield rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Changes in the estimated future cash flows due to changes in our plans for a property, views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

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

Accounting Method for Investments

We use three different accounting methods to report our investments in entities: the consolidation method; the equity method; and the cost method (see Note 2 to our consolidated financial statements). We use the consolidation method when we own most of the outstanding voting interests in an entity and can control its operations. We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if we are deemed to be the primary beneficiary. Generally, this applies to entities for which either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve, or are conducted on behalf of, an investor with a disproportionately small voting interest. We use the equity method of accounting when we own an interest in an entity and can exert significant influence over, but cannot control, the entity's operations.

In making these determinations, we need to make subjective estimates and judgments regarding the entity's future operating performance, financial condition, future valuation and other variables that may affect the cash flows of the entity. We must consider both our and our partner's ability to participate in the management of the entity’s operations and make decisions that allow the parties to manage their economic risks. We may also need to estimate the probability of different scenarios taking place over time and their effect on the partners’ cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our consolidated financial statements.

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

Concentration of Operations

Customer Concentration of Property Operations

The table below sets forth the 20 largest tenants in our portfolio of office properties based on percentage of annualized rental revenue:

	Percentage of Annualized Rental
	Revenue of Office Properties
	for 20 Largest Tenants as of December 31,
Tenant	2012	2011	2010
United States of America	24.2%	22.2%	21.6%
Northrop Grumman Corporation (1)	6.3%	6.9%	7.2%
Booz Allen Hamilton, Inc.	5.5%	5.1%	4.7%
Computer Sciences Corporation (1)	4.8%	4.8%	4.1%
General Dynamics Corporation (1)	3.6%	1.5%	1.0%
CareFirst, Inc.	1.9%	1.6%	1.7%
The MITRE Corporation	1.9%	1.8%	1.8%
ITT Exelis (1)	1.7%	1.7%	1.8%
The Aerospace Corporation (1)	1.7%	1.7%	1.7%
Wells Fargo & Company (1)	1.7%	1.7%	1.6%
Kratos Defense & Security Solution, Inc. (1)	1.5%	1.4%	1.4%
L-3 Communications Holdings, Inc. (1)	1.4%	1.6%	1.6%
The Boeing Company (1)	1.4%	1.3%	1.3%
AT&T Corporation (1)	1.2%	1.2%	1.2%
Raytheon Company (1)	1.1%	1.0%	N/A
Ciena Corporation	1.0%	1.1%	1.0%
Science Applications International Corporation (1)	1.0%	0.9%	N/A
Lockheed Martin Corporation	0.8%	N/A	N/A
The Johns Hopkins Institutions (1)	0.8%	0.8%	0.8%
Unisys Corporation	0.8%	0.8%	0.9%
Comcast Corporation (1)	N/A	1.2%	1.3%
Merck & Co., Inc. (1)	N/A	N/A	0.6%
First Mariner Bank (1)	N/A	N/A	0.6%
Subtotal of 20 largest tenants	64.5%	60.3%	57.9%
All remaining tenants	35.5%	39.7%	42.1%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

The United States Government’s concentration increased each of the last two years in large part due to it taking occupancy of a significant portion of our newly-constructed square feet placed into service and our significant dispositions of properties in which it was not a tenant.

Our Strategic Tenant Properties accounted for 70.0% of our annualized rental revenue from office properties held for long-term investment at December 31, 2012. We believe that we are well positioned for future growth in the concentration of our revenue derived from customers in these sectors, as discussed further in the section in Item 1 to this Annual Report on Form 10-K entitled “Business and Growth Strategies.”

Geographic Concentration of Property Operations

The table below sets forth the regional allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental			Number of
	Revenue of Office			Office Properties
	Properties as of December 31,			as of December 31,
Region	2012	2011	2010	2012	2011	2010
Baltimore/Washington Corridor	47.5%	45.6%	44.1%	98	111	112
Northern Virginia	19.1%	16.0%	16.4%	19	17	17
San Antonio	6.3%	5.8%	5.7%	8	9	8
Washington, DC - Capitol Riverfront	3.1%	3.0%	3.4%	2	2	2
St. Mary’s and King George Counties	3.4%	3.4%	2.9%	19	19	18
Greater Baltimore	8.8%	12.6%	14.9%	32	46	66
Suburban Maryland	1.7%	4.1%	3.9%	3	8	8
Colorado Springs	5.4%	5.1%	5.2%	21	21	21
Greater Philadelphia	2.0%	1.7%	1.5%	3	2	2
Other	2.7%	2.7%	2.0%	3	3	2
	100.0%	100.0%	100.0%	208	238	256

The most significant changes in our regional allocations set forth above were due to newly-constructed properties placed into service and our significant dispositions of properties in the Greater Baltimore and Suburban Maryland regions.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2012	2011	2010
Occupancy rates at period end
Total	87.8%	86.2%	87.6%
Baltimore/Washington Corridor	89.4%	87.9%	88.1%
Northern Virginia	89.2%	84.8%	91.9%
San Antonio	96.4%	90.7%	100.0%
Washington, DC - Capitol Riverfront	89.0%	91.6%	98.5%
St. Mary’s and King George Counties	85.9%	87.3%	86.8%
Greater Baltimore	78.6%	84.5%	85.0%
Suburban Maryland	94.1%	79.6%	76.5%
Colorado Springs	77.8%	74.9%	76.2%
Greater Philadelphia	100.0%	99.7%	100.0%
Other	94.6%	100.0%	100.0%
Average contractual annual rental rate per square foot at year end (1)	$27.92	$26.59	$25.58

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2011	20,514	17,685
Square feet vacated upon lease expiration (1)	—	(782)
Occupancy of previously vacated space in connection with new lease (2)	—	717
Square feet constructed or redeveloped	425	548
Acquisition	202	202
Dispositions	(2,302)	(1,833)
Other changes	(8)	4
December 31, 2012	18,831	16,541

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Please refer to the section above entitled “Overview” for discussion regarding our leasing activity in 2012 and our expectations regarding the future outlook. As the table above reflects, much of the increase in our total occupancy from 2011 to 2012 was attributable to our disposition of properties with lower occupancy rates. Occupancy of our Same Office Properties was 89.1% at December 31, 2012, up slightly from 88.3% at December 31, 2011.

In 2012, we completed 3.3 million square feet of leasing, including 1.2 million of construction and redevelopment space. Our construction leasing was highlighted by: Strategic Demand Driver leasing of 363,000 square feet in three properties proximate to Redstone Arsenal in Huntsville (our first construction leasing in that region) and 115,000 square feet in Riverwood Corporate Park in the Baltimore/Washington Corridor; and 315,000 square feet in two properties on land we acquired in Ashburn, Virginia, a market we were targeting to add to our Northern Virginia holdings. At December 31, 2012, we had 1.4 million square feet under construction that was 67% leased.

In 2012, we renewed 64.3% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals decreased on average by approximately 4.2% and revenue under GAAP increased on average by approximately 2.2% relative to the leases previously in place for the space; these leases had a weighted average lease term of approximately 3.3 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $6.35 per square foot.

We believe that our continuing exposure to the challenging leasing environment described above in the section entitled “Overview” is mitigated to a certain extent by the generally long-term nature of our leases and the staggered timing of our future lease expirations. Our weighted average lease term for office properties at December 31, 2012 was approximately four years. The table below sets forth as of December 31, 2012 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Office Properties
	2013	2014	2015	2016	2017	Thereafter	Total
Baltimore/Washington Corridor	11.2%	4.7%	7.8%	5.6%	6.5%	11.7%	47.5%
Northern Virginia	0.9%	5.6%	4.5%	1.1%	2.3%	4.7%	19.1%
San Antonio	0.0%	0.0%	0.0%	0.0%	0.0%	6.3%	6.3%
Washington, DC - Capitol Riverfront	1.1%	0.7%	0.3%	0.4%	0.0%	0.6%	3.1%
St. Mary’s and King George Counties	0.8%	0.7%	1.1%	0.3%	0.0%	0.5%	3.4%
Greater Baltimore	0.4%	0.5%	1.0%	1.4%	1.2%	4.3%	8.8%
Suburban Maryland	0.3%	0.1%	0.0%	0.0%	0.1%	1.2%	1.7%
Colorado Springs	0.7%	0.7%	0.5%	0.6%	0.6%	2.3%	5.4%
Greater Philadelphia	0.0%	0.0%	0.6%	0.0%	0.0%	1.4%	2.0%
Other	0.0%	0.7%	0.0%	0.0%	0.0%	2.0%	2.7%
Total	15.4%	13.7%	15.8%	9.5%	10.8%	34.9%	100.0%

With regard to leases expiring in 2013, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2012 was, on average, approximately 5% to 8% higher than estimated current market contractual rents for the related space, with specific results varying by market.

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

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had six megawatts in operation at December 31, 2012, of which four were leased to tenants with further expansion rights of up to a combined five megawatts. This leasing includes our completion in 2012 of a new lease that provides for an initial commitment of one megawatt with further expansion rights for one additional megawatt, which was our first lease for the property since its acquisition in 2010. We expect that leasing of this property could continue to be slow, and expect, due to the long lease commencement lead time required for this type of property, that any new leasing completed in 2013 will contribute minimally to our income for that year. We plan to hold this property long-term. However, if our strategic plan for this property changes, we could recognize a significant impairment charge.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the two years being compared, excluding operating properties disposed or held for future disposition.  We define these as changes from “Same Office Properties.” For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	office properties acquired during the two years being compared;

•	constructed office properties placed into service that were not 100% operational throughout the two years being compared;

•	office properties held for sale as of December 31, 2012;

•	office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for these properties because they no longer meet our strategic investment criteria; and

•	property dispositions.

You may refer to Note 17 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

In addition to owning properties, we provide construction management and other services. The primary manner in which we evaluate the operating performance of our construction management and other service activities is through a measure we define as NOI from service operations, which is based on the net of the revenues and expenses from these activities.  The revenues and expenses from these activities consist primarily of subcontracted costs that are reimbursed to us by customers along with a management fee.  The operating margins from these activities are small relative to the revenue.  We believe NOI from service operations is a useful measure in assessing both our level of activity and our profitability in conducting such operations.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
NOI from real estate operations	$312,365	$308,012	$288,959
NOI from service operations	3,260	2,706	2,373
NOI from discontinued operations	(25,355)	(41,913)	(48,017)
Depreciation and amortization associated with real estate operations	(113,480)	(113,111)	(97,897)
Impairment losses	(43,214)	(83,478)	—
General, administrative and leasing expenses	(31,900)	(30,314)	(28,501)
Business development expenses and land carry costs	(5,711)	(6,122)	(6,403)
Operating income	$95,965	$35,780	$110,514

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$454,171	$428,496	$25,675
Construction contract and other service revenues	73,836	84,345	(10,509)
Total revenues	528,007	512,841	15,166
Expenses
Property operating expenses	167,161	162,397	4,764
Depreciation and amortization associated with real estate operations	113,480	113,111	369
Construction contract and other service expenses	70,576	81,639	(11,063)
Impairment losses	43,214	83,478	(40,264)
General, administrative and leasing expenses	31,900	30,314	1,586
Business development expenses and land carry costs	5,711	6,122	(411)
Total operating expenses	432,042	477,061	(45,019)
Operating income	95,965	35,780	60,185
Interest expense	(94,624)	(98,222)	3,598
Interest and other income	7,172	5,603	1,569
Loss on early extinguishment of debt	(943)	(1,639)	696
Equity in loss of unconsolidated entities	(546)	(331)	(215)
Income tax (expense) benefit	(381)	6,710	(7,091)
Loss on interest rate derivatives	—	(29,805)	29,805
Income (loss) from continuing operations	6,643	(81,904)	88,547
Discontinued operations	13,677	(48,404)	62,081
Gain on sales of real estate, net of income taxes	21	2,732	(2,711)
Net income (loss)	20,341	(127,576)	147,917
Net loss attributable to noncontrolling interests	636	8,148	(7,512)
Preferred share dividends	(20,844)	(16,102)	(4,742)
Issuance costs associated with redeemed preferred shares	(1,827)	—	(1,827)
Net loss attributable to COPT common shareholders	$(1,694)	$(135,530)	$133,836

NOI from Real Estate Operations

	For the Years Ended December 31,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$414,275	$404,617	$9,658
Constructed office properties placed in service	16,237	8,593	7,644
Acquired office properties	6,574	1,368	5,206
Properties held for sale	19,529	18,584	945
Greater Philadelphia properties	9,698	7,458	2,240
Dispositions	19,957	50,149	(30,192)
Other	6,830	5,063	1,767
	493,100	495,832	(2,732)
Property operating expenses
Same Office Properties	151,932	150,198	1,734
Constructed office properties placed in service	4,040	1,791	2,249
Acquired office properties	1,450	227	1,223
Properties held for sale	6,671	6,292	379
Greater Philadelphia properties	2,562	1,402	1,160
Dispositions	9,057	24,448	(15,391)
Other	5,023	3,462	1,561
	180,735	187,820	(7,085)

NOI from real estate operations
Same Office Properties	262,343	254,419	7,924
Constructed office properties placed in service	12,197	6,802	5,395
Acquired office properties	5,124	1,141	3,983
Properties held for sale	12,858	12,292	566
Greater Philadelphia properties	7,136	6,056	1,080
Dispositions	10,900	25,701	(14,801)
Other	1,807	1,601	206
	$312,365	$308,012	$4,353
Same Office Properties rent statistics
Average occupancy rate	88.6%	89.1%	-0.5%
Average straight-line rent per occupied square foot (1)	$23.57	$23.35	$0.22

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

The increase in revenues from our Same Office Properties was attributable to a $4.5 million increase in rental revenue (including $967,000 in connection with lease terminations) and a $5.2 million increase in tenant recoveries and other real estate operations revenue (most of which pertained to an increase in directly reimbursable expenses). The increase in property operating expenses from our Same Office Properties was primarily due to increases in expenses directly reimbursable from tenants, offset in part by decreases in snow removal and utility expenses resulting from a milder winter and spring in the Mid-Atlantic region.

Our Same Office Properties pool for purposes of comparing 2012 and 2011 consisted of 177 office properties, comprising 84.0% of our operating office square footage as of December 31, 2012. This pool of properties included the following changes from the pool used for purposes of comparing 2011 and 2010: the addition of four properties acquired and fully operational by January 1, 2011; and five properties placed in service and 100% operational by January 1, 2011. Operating office properties disposed, held for sale or otherwise no longer held for long-term investment (currently our Greater Philadelphia properties) by December 31, 2012 were also excluded from all presented Same Office Property pools.

NOI from Service Operations

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Construction contract and other service revenues	$73,836	$84,345	$(10,509)
Construction contract and other service expenses	70,576	81,639	(11,063)
NOI from service operations	$3,260	$2,706	$554

Construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with one large construction contract that was nearing completion. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that should contribute little operating income relative to our real estate operations.

Impairment Losses

We recognized the impairment losses described below in the current and prior years:

•
in September 2012, our Board of Trustees approved a plan by Management to shorten the holding period for all of our office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria. We determined that the carrying amounts of these properties will not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, in 2012, we recognized aggregate non-cash impairment losses of $46.1 million for the amounts by which the carrying values of the properties exceeded their respective estimated fair values;

•
in connection primarily with the Strategic Reallocation Plan, we determined that the carrying amounts of certain properties identified for disposition (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods.  Accordingly, we recognized aggregate impairment losses for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values, plus any exit costs incurred, of: $19.0 million in 2012 ($23.7 million classified as discontinued operations and including $4.2 million in exit costs); and $122.5 million in 2011 ($67.5 million classified as discontinued operations and excluding $4.8 million in related income tax benefit);

•	in connection with construction costs incurred on a property held for future development, we recognized an impairment loss of $1.9 million in 2012;

•
on February 15 and 17, 2011, the United States Army (the “Army”) provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at a property we owned, and subsequently disposed of, in Cascade, Maryland that was formerly an Army base known as Fort Ritchie (“Fort Ritchie”).  Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property.  We believed that these disclosures by the Army were likely to cause further delays in the resolution of certain litigation related to the property, and that they also increased the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property.  We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property.  After determining that the carrying amount of the property was not likely to be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in March 2011 for the amount by which the carrying value of the property exceeded its estimated fair value; and

•	$803,000 on goodwill associated with operating properties in 2011.

The table below sets forth impairment losses (recoveries) recognized by property classification:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Operating properties	$70,263	$70,512
Non-operating properties	(3,353)	80,509
Total	$66,910	$151,021

The timely disposition of assets that no longer meet our strategic objectives is a key component of our strategy. Our identification of additional properties for disposition in future periods could result in our recognition of additional impairment losses in such periods.

General, Administrative and Leasing Expenses

In 2012, we incurred additional expenses in connection with certain staffing reductions made to adjust the size of the organization due in large part to our property dispositions. In 2011, certain of our executives voluntarily cancelled performance share units (“PSUs”) that were originally granted to them in 2010; we recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations, most of which was included in general, administrative and leasing expenses, and we will have no further compensation charges in the future in connection with the cancelled PSUs.

We capitalize compensation and indirect costs associated with properties, or portions thereof, undergoing construction, development and redevelopment activities, and also capitalize such costs associated with internal-use software development. We also capitalize compensation costs associated with obtaining new tenant leases or extending existing tenants. Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,976	$10,394
Leasing	1,151	1,259
Total	$9,127	$11,653

The decrease in capitalized compensation and indirect costs from 2011 to 2012 was attributable in large part to a lower level of construction and development activity.

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Interest on mortgage and other secured loans	$63,124	$75,760	$(12,636)
Interest on unsecured term loans	14,728	2,914	11,814
Interest on Exchangeable Senior Notes	13,851	20,267	(6,416)
Interest on Revolving Credit Facility	6,274	10,158	(3,884)
Interest expense recognized on interest rate swaps	3,697	4,600	(903)
Amortization of deferred financing costs	6,243	6,596	(353)
Other interest	2,784	1,406	1,378
Interest expense reclassified to discontinued operations	(2,174)	(6,079)	3,905
Capitalized interest	(13,903)	(17,400)	3,497
Total	$94,624	$98,222	$(3,598)

The decrease in interest expense included the effect of a $132.8 million decrease in our average outstanding debt resulting primarily from our repayments of debt using proceeds from property dispositions and equity issuances. Capitalized interest decreased from 2011 to 2012 due primarily to a decrease in the average costs associated with active construction projects resulting from projects being completed and our being slower to start new projects prior to definitive leasing being in place.

Loss on Interest Rate Swaps

On April 5, 2011, we entered into two forward starting LIBOR swaps for an aggregate notional amount of $175 million designated as cash flow hedges of interest payments on ten-year, fixed-rate borrowings forecasted to occur between August 2011 and April 2012.  After meeting with our Board of Trustees on December 21, 2011, we determined that we would pursue other financing options and concluded that the originally forecasted borrowings were expected not to occur.  Accordingly, the swaps no longer qualified for hedge accounting and we recognized an aggregate loss of $29.8 million on these interest rate swaps in December 2011, most of which was reclassified from accumulated other comprehensive losses at the time the swaps entered into on April 5, 2011 no longer qualified for hedge accounting. On January 5, 2012, we cash settled all of the forward starting swaps entered into on April 5, 2011 and December 22, 2011 for an aggregate of $29.7 million using borrowings from our Revolving Credit Facility.

Discontinued Operations

The increase in discontinued operations from 2011 to 2012 was due primarily to a $43.8 million decrease in impairment losses and a $16.1 million increase in gain on sales in the current period primarily in connection with the Strategic Reallocation Plan.

Income Tax (Expense) Benefit

The income tax benefit in 2011 was due primarily to a $4.8 million benefit on impairment losses recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan, most of which was recognized in the three months ended June 30, 2011.

Preferred Share Dividends

The increase in preferred share dividends was due to dividends on the newly issued Series L Preferred Shares, partially offset by the decrease in dividends attributable to the Series G Preferred Shares redeemed on August 2012.

Issuance Costs Associated With Redeemed Preferred Shares

In 2012, we recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares that were redeemed.

Net Loss Attributable to Noncontrolling Interests

Interests in our Operating Partnership are in the form of preferred and common units. The line entitled net loss attributable to noncontrolling interests includes primarily loss or income allocated to preferred and common units not owned by us. Income is allocated to noncontrolling preferred unitholders in an amount equal to the priority return from the Operating Partnership to which they are entitled. Income and losses are allocated to noncontrolling common unitholders based on income earned by the Operating Partnership, after allocation to preferred unitholders, multiplied by the percentage of the common units in the Operating Partnership owned by those common unitholders.

The net loss attributable to noncontrolling interests changed due primarily to the increase in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$428,496	$387,559	$40,937
Construction contract and other service revenues	84,345	104,675	(20,330)
Total revenues	512,841	492,234	20,607
Expenses
Property operating expenses	162,397	146,617	15,780
Depreciation and amortization associated with real estate operations	113,111	97,897	15,214
Construction contract and other service expenses	81,639	102,302	(20,663)
Impairment losses	83,478	—	83,478
General, administrative and leasing expense	30,314	28,501	1,813
Business development expenses and land carry costs	6,122	6,403	(281)
Total operating expenses	477,061	381,720	95,341
Operating income	35,780	110,514	(74,734)
Interest expense	(98,222)	(95,729)	(2,493)
Interest and other income	5,603	9,568	(3,965)
Loss on interest rate derivatives	(29,805)	—	(29,805)
Loss on early extinguishment of debt	(1,639)	—	(1,639)
Equity in (loss) income of unconsolidated entities	(331)	1,376	(1,707)
Income tax benefit (expense)	6,710	(108)	6,818
(Loss) income from continuing operations	(81,904)	25,621	(107,525)
Discontinued operations	(48,404)	17,054	(65,458)
Gain on sales of real estate, net of income taxes	2,732	2,829	(97)
Net (loss) income	(127,576)	45,504	(173,080)
Net loss (income) attributable to noncontrolling interests	8,148	(2,744)	10,892
Preferred share dividends	(16,102)	(16,102)	—
Net (loss) income attributable to COPT common shareholders	$(135,530)	$26,658	$(162,188)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2011	2010	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$362,237	$362,853	$(616)
Constructed office properties placed in service	27,048	8,789	18,259
Acquired office properties	25,293	7,315	17,978
Properties held for sale	18,584	18,704	(120)
Greater Philadelphia properties	7,458	6,299	1,159
Dispositions	50,149	56,706	(6,557)
Other	5,063	1,062	4,001
	495,832	461,728	34,104
Property operating expenses
Same Office Properties	137,286	132,768	4,518
Constructed office properties placed in service	5,705	1,993	3,712
Acquired office properties	9,225	2,317	6,908
Properties held for sale	6,292	5,831	461
Greater Philadelphia properties	1,402	2,131	(729)
Dispositions	24,448	25,974	(1,526)
Other	3,462	1,755	1,707
	187,820	172,769	15,051
NOI from real estate operations
Same Office Properties	224,951	230,085	(5,134)
Constructed office properties placed in service	21,343	6,796	14,547
Acquired office properties	16,068	4,998	11,070
Properties held for sale	12,292	12,873	(581)
Greater Philadelphia properties	6,056	4,168	1,888
Dispositions	25,701	30,732	(5,031)
Other	1,601	(693)	2,294
	$308,012	$288,959	$19,053
Same Office Properties rent statistics
Average occupancy rate	88.6%	90.2%	(1.6)%
Average straight-line rent per occupied square foot (1)	$22.50	$22.26	$0.24

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine month periods set forth above.

As the table above indicates, our increase in NOI from real estate operations was attributable to the additions of properties through construction and acquisition activities.

Our Same Office Properties for purposes of comparing 2011 and 2010 consisted of 168 office properties, comprising 70.8% of our operating office square footage as of December 31, 2011. With regard to changes in NOI from real estate operations attributable to Same Office Properties:

•	the decrease in revenues included the following:

•	a $2.3 million decrease in rental revenue attributable primarily to changes in occupancy and rental rates between the two years; and

•	a $1.5 million decrease in net revenue from the early termination of leases; offset in part by

•	a $3.2 million increase in tenant recoveries and other revenue due primarily to the increase in property operating expenses described below.

•	the increase in property operating expenses included the following:

•	a $1.9 million increase in costs for asset and property management labor, much of which was due to an increase in the size of our employee base supporting certain properties;

•	a $1.7 million increase in interior and other repairs and maintenance;

•
a $1.5 million increase in heating and air conditioning repairs and maintenance that was predominantly attributable to an increase in heating and air conditioning systems utilization at a property in San Antonio; and

•	a $1.0 million increase in cleaning services and related supplies due in large part to increased contract rates and increased space usage of leased space at certain properties; offset in part by

•	a $3.5 million decrease in snow removal expenses due primarily to record snowfall in Maryland and Northern Virginia in 2010.

NOI from Service Operations

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Construction contract and other service revenues	$84,345	$104,675	$(20,330)
Construction contract and other service expenses	81,639	102,302	(20,663)
NOI from service operations	$2,706	$2,373	$333

As evidenced in the changes set forth above, construction contract and other service revenue and expenses decreased due primarily to a lower volume of construction activity in connection with one large construction contract that was nearing completion, although the change in NOI from service operations was not significant.

Depreciation and Amortization Associated with Real Estate Operations

Depreciation and amortization expense associated with real estate included in continuing operations increased due primarily to expense attributable to properties added into operations through construction and acquisition activities.
General, Administrative and Leasing Expenses

As described above, we recognized a non-cash compensation charge of $1.2 million in 2011 in connection with voluntary executive PSU cancellations, most of which was included in general, administrative and leasing expenses.

Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$10,394	$9,684
Leasing	1,259	1,222
Internal-use software development	—	126
Total	$11,653	$11,032

Impairment Losses

We recognized impairment losses in 2011, as described above.

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2011	2010	Variance
	(in thousands)
Interest on mortgage and other secured loans	$75,760	$82,635	$(6,875)
Interest on Exchangeable Senior Notes	20,267	19,348	919
Interest on Revolving Credit Facility	10,158	5,923	4,235
Interest expense recognized on interest rate swaps	4,600	3,689	911
Interest on unsecured term loans	2,914	—	2,914
Amortization of deferred financing costs	6,596	5,871	725
Other interest	1,406	1,186	220
Interest expense reclassified to discontinued operations	(6,079)	(6,399)	320
Capitalized interest	(17,400)	(16,524)	(876)
Total	$98,222	$95,729	$2,493

The increase in interest expense included the effect of a $181.4 million increase in our average outstanding debt resulting primarily from our financing of acquisition and construction activities. The table above reflects the effects of our repayments of secured debt and our maintaining a higher weighted average borrowing level on the Revolving Credit Facility in 2011.

Loss on Interest Rate Swaps

As described above, we recognized an aggregate loss of $29.8 million on certain forward starting interest rate swaps in December 2011, most of which was reclassified from accumulated other comprehensive losses.

Interest and Other Income

The decrease in interest and other income was due primarily to a decrease in gain recognized on our investment in common stock of The KEYW Holding Corporation (“KEYW”), an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process.  We used the equity method of accounting for our investment in KEYW common stock until the resignation of our Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW's common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings. Most of the decrease in gain was attributable to additional equity issued by KEYW in connection with its initial public offering of common stock in 2010; no similar event occurred in 2011.

Income Tax Benefit (Expense)

As described above, the income tax benefit in 2011 was due primarily to impairment losses recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Discontinued Operations

The decrease in discontinued operations was due primarily to $67.5 million in impairment losses recognized in connection with the Strategic Reallocation Plan described above.

Net Loss (Income) Attributable to Noncontrolling Interests

The net loss (income) attributable to noncontrolling interests changed due primarily to the decrease in net income available to allocate to noncontrolling holders of common units in the Operating Partnership primarily resulting from the reasons set forth above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio

Adjusted EBITDA is net (loss) income adjusted for the effects of interest expense, depreciation and amortization, impairment losses, gain on sales of properties, gain or loss on early extinguishment of debt, net gain on unconsolidated entities, operating property acquisition costs, loss on interest rate derivatives and income taxes. We believe that Adjusted EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net (loss) income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

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

The tables below set forth the computation of our Adjusted EBITDA interest and fixed charge coverage ratios and reconciliations of Adjusted EBITDA to net income reported on our consolidated statements of operations:

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$20,341	$(127,576)	$45,504
Interest expense (1)	96,798	104,301	102,128
Income tax expense (benefit) (2)	381	(6,710)	119
Depreciation and amortization (1)	124,418	136,594	125,819
Impairment losses (1)	66,910	151,021	—
(Gain) loss on early extinguishment of debt (1)	(793)	2,023	—
Gain on sales of operating properties	(20,928)	(4,811)	(1,077)
Non-operating property sales	(33)	(2,717)	(2,840)
Net gain on investments in unconsolidated entities included in interest and other income	(3,589)	(1,820)	(6,408)
Operating property acquisition costs	229	156	3,424
Loss on interest rate swaps	—	29,805	—
Adjusted EBITDA	$283,734	$280,266	$266,669

Interest expense (1)	$96,798	$104,301	$102,128
Less: Amortization of deferred financing costs	(6,243)	(6,596)	(5,871)
Less: Amortization of net debt discounts and premiums, net of amounts capitalized	(2,721)	(4,680)	(4,974)
Denominator for Adjusted EBITDA interest coverage ratio	$87,834	$93,025	$91,283
Preferred share dividends	20,844	16,102	16,102
Preferred distributions	660	660	660
Denominator for Adjusted EBITDA fixed charge coverage ratio	$109,338	$109,787	$108,045

Adjusted EBITDA interest coverage ratio	3.23x	3.01x	2.92x
Adjusted EBITDA fixed charge coverage ratio	2.60x	2.55x	2.47x

(1) Includes amounts included in continuing operations and discontinued operations.
(2) Includes income taxes on continuing operations and gains on sales of real estate.

Funds from Operations

Funds from operations (“FFO”) is defined as net (loss) income computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. When multiple properties consisting of both operating and non-operating properties exist on a single tax parcel, we classify all of the gains on sales of, and impairment losses on, the tax parcel as all being for previously depreciated operating properties when most of the value of the parcel is associated with operating properties on the parcel. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in the Operating Partnership and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

The tables appearing below and on the following page sets forth the computation of the above stated measures for the years ended December 31, 2008 through 2012 and provides reconciliations to the GAAP measures associated with such measures:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$20,341	$(127,576)	$45,504	$61,299	$61,316
Add: Real estate-related depreciation and amortization	121,937	134,131	123,243	109,386	102,772
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT (1)	346	492	631	640	648
Add: Impairment losses on previously depreciated operating properties	70,263	70,512	—	—	—
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(20,928)	(4,811)	(1,077)	—	(2,630)
FFO	191,959	72,748	168,301	171,325	162,106
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(1,989)	(1,887)	(1,370)	(308)	(442)
Less: Preferred share dividends	(20,844)	(16,102)	(16,102)	(16,102)	(16,102)
Less: Issuance costs associated with redeemed preferred shares	(1,827)	—	—	—	—
Basic and Diluted FFO allocable to restricted shares	(919)	(1,037)	(1,524)	(1,629)	(1,310)
Basic and Diluted FFO	$165,720	$53,062	$148,645	$152,626	$143,592
Operating property acquisition costs	229	156	3,424	1,967	—
Gain on sales of non-operating properties, net of income taxes	(33)	(2,717)	(2,829)	—	(988)
Impairment (recoveries) losses on other properties	(3,353)	80,509	—	—	—
Income tax expense on impairment recoveries (losses) on other properties	673	(4,775)	—	—	—
Loss on interest rate derivatives	—	29,805	—	—	—
(Gain) loss on early extinguishment of debt	(793)	2,023			(8,026)
Issuance costs associated with redeemed preferred shares	1,827	—	—	—	—
Diluted FFO, as adjusted for comparability	$164,270	$158,063	$149,240	$154,593	$134,578

Weighted average common shares	73,454	69,382	59,611	55,930	48,132
Conversion of weighted average common units	4,235	4,355	4,608	5,717	8,107
Weighted average common shares/units - Basic FFO	77,689	73,737	64,219	61,647	56,239
Dilutive effect of share-based compensation awards	53	111	333	477	688
Weighted average common shares/units - Diluted FFO	77,742	73,848	64,552	62,124	56,927

Diluted FFO per share	$2.13	$0.72	$2.30	$2.46	$2.52
Diluted FFO per share, as adjusted for comparability	$2.11	$2.14	$2.31	$2.49	$2.36

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$(2,163)	$(136,567)	$25,587	$39,217	$37,135
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	(87)	(8,439)	2,116	4,495	6,519
Add: Real estate-related depreciation and amortization	121,937	134,131	123,243	109,386	102,772
Add: Depreciation and amortization of unconsolidated real estate entities	346	492	631	640	648
Add: Impairment losses on previously depreciated operating properties	70,263	70,512	—	—	—
Add: Numerator for diluted EPS allocable to restricted shares	469	1,037	1,071	1,010	728
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(633)	(849)	(1,402)	(493)	(270)
Less: Decrease in noncontrolling interests unrelated to earnings	(2,565)	(1,407)	—	—	—
Less: Basic and diluted FFO allocable to restricted shares	(919)	(1,037)	(1,524)	(1,629)	(1,310)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(20,928)	(4,811)	(1,077)	—	(2,630)
Basic and Diluted FFO	$165,720	$53,062	$148,645	$152,626	$143,592
Operating property acquisition costs	229	156	3,424	1,967	—
Gain on sales of non-operating properties, net of income taxes	(33)	(2,717)	(2,829)	—	(988)
Impairment (recoveries) losses on other properties	(3,353)	80,509	—	—	—
Income tax expense (benefit) on impairment (recoveries) losses on other properties	673	(4,775)	—	—	—
Loss on interest rate derivatives	—	29,805	—	—	—
(Gain) loss on early extinguishment of debt	(793)	2,023			(8,026)
Issuance costs associated with redeemed preferred shares	1,827	—	—	—	—
Diluted FFO, as adjusted for comparability	$164,270	$158,063	$149,240	$154,593	$134,578

Denominator for diluted EPS	73,454	69,382	59,944	56,407	48,820
Weighted average common units	4,235	4,355	4,608	5,717	8,107
Anti-dilutive EPS effect of share-based compensation awards	53	111	—	—	—
Denominator for diluted FFO per share measures	77,742	73,848	64,552	62,124	56,927

Dividends on common shares	$81,720	$116,717	$98,510	$87,596	$70,836
Common unit distributions	4,617	7,173	7,266	7,962	11,510
Numerator for diluted FFO payout ratio, adjusted for comparability	$86,337	$123,890	$105,776	$95,558	$82,346
FFO payout ratio	45.0%	170.3%	62.8%	55.8%	50.8%
Diluted FFO payout ratio	52.1%	233.5%	71.2%	62.6%	57.3%
Diluted FFO payout ratio, as adjusted for comparability	52.6%	78.4%	70.9%	61.8%	61.2%

Property Additions

The table below sets forth the major components of our additions to properties for 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Construction, development and redevelopment (1)	$165,523	$240,360	$(74,837)
Acquisition of operating properties (2)	33,684	26,887	6,797
Tenant improvements on operating properties (3)	22,068	47,147	(25,079)
Capital improvements on operating properties	26,827	16,572	10,255
	$248,102	$330,966	$(82,864)

(1)
The decrease from 2011 to 2012 was attributable in large part to a slowing in the pace of new construction projects started since we were less inclined to commence construction on projects prior to definitive leasing prospects being in place than we were historically. Estimated remaining costs on existing construction projects totaled $134.7 million at December 31, 2012. We also have a significant pipeline of land, much of which we expect to use for the construction of new projects in the future, although the volume and pace of such new projects occurring will be dependent in large part on the leasing environment.

(2)
Excludes intangible assets and liabilities associated with such acquisition. Our level of future acquisitions will be dependent largely on our ability to identify strategic acquisition opportunities that meet our return criteria and our having sufficient capital available to complete such acquisitions.

(3)
Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment. The decrease from 2011 to 2012 was due in large part to a decrease in leases executed on existing space in 2012 and 2011 including significant costs from leases executed in 2010.

 Cash Flows

Net cash flow provided by operating activities increased $39.7 million from 2011 to 2012 due primarily to: an increase in cash flow received from real estate operations, which was affected by the timing of cash receipts; an increase in cash flow associated with the timing of cash flow from third-party construction projects; $19.0 million in proceeds in the current period from the sale of our KEYW common stock, including $5.1 million received from sales completed in 2011; and $17.3 million in previously accreted interest paid in the prior period in connection with our repurchase of exchangeable senior notes; offset in part by $29.7 million paid to cash settle interest rate swaps in the current period.

Net cash flow provided by investing activities increased $274.1 million from 2011 to 2012 due mostly to a $211.0 million increase from sales of properties primarily in connection with the Strategic Reallocation Plan and lower levels of development spending.

Net cash flow used in financing activities in 2012 was $200.5 million and included the following:

•	net repayments of debt of $395.0 million;

•	proceeds from the issuance of common and preferred shares of $371.1 million;

•	payments to redeem the Series G Preferred Shares of $55.0 million; and

•	dividends and distributions of $114.1 million.

Net cash flow provided by financing activities in 2011 was $103.7 million and included the following:

•	net borrowings of $111.4 million;

•	proceeds from the issuance of common shares of $147.8 million; and

•	dividends and distributions of $138.6 million.

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

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  As of December 31, 2012, the maximum borrowing capacity under this facility totaled $800.0 million, of which $792.3 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $123.8 million, $94.2 million of which was available at December 31, 2012 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	For the Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$111,289	$151,681	$790,254	$274,605	$550,610	$120,011	$1,998,450
Scheduled principal payments	9,840	6,660	5,548	4,037	778	2,479	29,342
Interest on debt (3)	83,414	74,071	57,850	33,759	7,436	4,725	261,255
New construction and redevelopment obligations (4)(5)	54,937	10,000	—	—	—	—	64,937
Third-party construction and development obligations (5)(6)	46,180	2,430	—	—	—	—	48,610
Capital expenditures for operating properties (5)(7)	16,497	5,000	—	—	—	—	21,497
Operating leases (8)	1,177	1,162	1,040	978	975	81,700	87,032
Other purchase obligations (9)	3,150	2,029	1,088	565	5	98	6,935
Total contractual cash obligations	$326,484	$253,033	$855,780	$313,944	$559,804	$209,013	$2,518,058

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $8.6 million. The balloon payment maturities include $17.5 million in 2013 and $411.1 million in 2015 that may each be extended for one year, subject to certain conditions. We expect to refinance the remainder of the balloon payments that are due in 2013 and 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market.

(3)
Represents interest costs for debt at December 31, 2012 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2012 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)    Represents contractual obligations pertaining to new construction and redevelopment activities.  Construction and redevelopment activities underway or contractually committed at December 31, 2012 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	11	1,357	$134.7	2015
Redevelopment of existing office properties	2	297	19.3	2014

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

We expect to spend more than $170.0 million on construction and development costs and approximately $50.0 million on improvements to operating properties (including the commitments set forth in the table above) in 2013.  We expect to fund the construction and development costs and our debt maturities in 2013 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2012, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

During 2012, we owned an investment in an unconsolidated real estate joint venture into which we entered in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We managed the real estate joint venture’s property operations and any required construction projects until January 1, 2013, at which time these responsibilities were assumed by a third party. This real estate joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions.

We and our partner may receive returns in proportion to our investments in the joint venture. As part of our obligations under the joint venture arrangement, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). The maximum amount we could be required to pay under the guarantees is approximately $65 million. We were entitled to recover 20% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement so long as we continued to manage the properties; in connection with the transition of our property management responsibilities to a third party effective January 1, 2013, the percentage that we are entitled to recover increased to 80%. In October 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings. Management considered this event and estimates that the aggregate fair value of the guarantees would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

While we historically accounted for our investment in this joint venture using the equity method, we discontinued our application of the equity method effective October 2012 due to our having neither the obligation nor intent to support the joint venture. We had distributions in excess of our investment in this unconsolidated real estate joint venture of $6.4 million as of December 31, 2012 due to the following: our deferral of gain in a prior period on our initial contribution of property to the joint venture due to our guarantees described above; and our subsequent recognition of losses under the equity method in excess of our investment due to such guarantees and our continued intent to support the joint venture prior to October 2012. We recognized equity in the losses of this joint venture of $349,000 in 2012.

We had no other material off-balance sheet arrangements during 2012.

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

The following table sets forth as of December 31, 2012 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$101,866	$157,526	$347,848	$278,642	$301,388	$2,490	$1,189,760
Weighted average interest rate	5.62%	6.41%	4.67%	6.57%	5.54%	2.62%	5.64%
Variable rate debt	$19,263	$815	$447,954	$—	$250,000	$120,000	$838,032

(1)	Maturities include $17.5 million in 2013 and $411.1 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $8.6 million.

The fair value of our debt was $2.1 billion at December 31, 2012 and $2.4 billion at December 31, 2011.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $63.0 million at December 31, 2012 and $77.5 million at December 31, 2011.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2012 and 2011 and their respective fair values (dollars in thousands):

Notional		Fixed	Floating Rate	Effective	Expiration	Fair Value at December 31,
Amount		Rate	Index	Date	Date	2012	2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(594)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(591)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,313)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,313)	(49)
38,475	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(1,268)	(1,054)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(263)	—
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(272)	—
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(154)	—
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(417)	—
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(6,185)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)	As described further in Note 11 to our consolidated financial statements, we cash settled these instruments, along with interest accrued thereon, for an aggregate of $29.7 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $5.0 million in the 2012 and $3.8 million in 2011 if short-term interest rates were 1% higher.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

I.	Internal Control Over Financial Reporting

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

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to our definitive proxy statement relating to the 2013 Annual Meeting of our Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as exhibits to this Form 10-K:

1.	Financial Statements. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedule. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

3.	See section below entitled “Exhibits.”

(b)	Exhibits. Refer to the Exhibit Index that follows. Unless otherwise noted, the file number of all documents incorporated by reference is 1-14023.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
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
3.1.4
Articles Supplementary of Corporate Office Properties Trust Series B Cumulative Redeemable Preferred Shares, dated July 2, 1999 (filed with the Company’s Current Report on Form 8-K on July 7, 1999 and incorporated herein by reference).

3.1.5
Articles Supplementary of Corporate Office Properties Trust relating to the Series B Cumulative Redeemable Preferred Shares (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

3.1.6
Articles Supplementary of Corporate Office Properties Trust relating to the Series D Convertible Preferred Shares (filed with the Company’s Current Report on Form 8-K on December 29, 2004 and incorporated herein by reference).

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

3.1.10
Articles Supplementary of Corporate Office Properties Trust relating to the Series H Cumulative Redeemable Preferred Shares, dated December 11, 2003 (filed with the Company’s Current Report on Form 8-K on December 12, 2003 and incorporated herein by reference).

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

3.1.13
Articles Supplementary of Corporate Office Properties Trust relating to the Series L Cumulative Preferred Shares of Beneficial Interest (filed with the Company’s Current Report on Form 8-K dated June 25, 2012 and incorporated herein by reference).

3.1.14	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).
3.1.15	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 19, 2010 and incorporated herein by reference).
3.1.16	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated June 19, 2012 and incorporated herein by reference).
3.2.1	Bylaws of the Registrant, as amended and restated on December 3, 2009 (filed with the Company’s Current Report on Form 8-K dated December 9, 2009 and incorporated herein by reference).
3.2.2	First Amendment to Amended and Restated Bylaws (filed with the Company’s Current Report on Form 8-K dated December 18, 2012 and incorporated herein by reference).
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

10.1.10
Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated October 16, 2001 (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

EXHIBIT NO.	DESCRIPTION
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

10.1.30
Twenty-Ninth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated June 27, 2012 (filed with the Company’s Current Report on Form 8-K dated June 27, 2012 and incorporated herein by reference).

10.2.1*	Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
10.2.2*
Amendment No. 1 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on August 13, 1999 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.2.3*
Amendment No. 2 to Corporate Office Properties Trust 1998 Long Term Incentive Plan (filed on March 22, 2002 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.3*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-87384) and incorporated herein by reference).

10.4.1*
Employment Agreement, dated July 13, 2005, between Corporate Office Properties, L.P. Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated July 19, 2005 and incorporated herein by reference).

10.4.2*
Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.4.3*
Second Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

10.4.4*
Third Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Randall M. Griffin (filed on October 29, 2010 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.5.1*
Employment Agreement, dated September 12, 2002, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 27, 2003 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.5.2*
Amendment to Employment Agreement, dated March 4, 2005, between the Operating Partnership, COPT and Roger A. Waesche, Jr. (filed on March 16, 2005 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.5.3*
Second Amendment to Employment Agreement, dated May 30, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated June 1, 2006 and incorporated herein by reference).

10.5.4*
Third Amendment to Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.5.5*
Fourth Amendment to Employment Agreement, dated March 2, 2007, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K dated February 29, 2008 and incorporated herein by reference).

10.5.6*
Fifth Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed on October 29, 2010 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.5.7*	Sixth Amendment to Employment Agreement, dated December 12, 2012, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed herewith).
10.6.1*
Employment Agreement, dated July 31, 2006, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated August 1, 2006 and incorporated herein by reference).

10.6.2*
First Amendment to Employment Agreement, dated December 31, 2008, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

10.6.3*
Second Amendment to Employment Agreement, dated September 16, 2010, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed on October 29, 2010 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.6.4*
Employment Agreement, dated June 14, 2012, between Corporate Office Properties, L.P., Corporate Office Properties Trust and Stephen E. Riffee (filed with the Company’s Current Report on Form 8-K dated June 19, 2012 and incorporated herein by reference).

10.7.1*
Employment Agreement, dated December 31, 2008, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed with the Company’s Annual Report on Form 8-K dated January 5, 2009 and incorporated herein by reference).

10.7.2*
First Amendment to Employment Agreement, dated September 16, 2010, between Corporate Development Services, LLC, Corporate Office Properties Trust and Wayne Lingafelter (filed on October 29, 2010 with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference).

10.8.1*
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

10.11.1*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.11.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.12.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.12.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

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

10.17
Term Loan Agreement, dated as of February 14, 2012, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; and Wells Fargo Bank, National Association (filed with the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 12, 2013	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	February 12, 2013	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Jay H . Shidler	Chairman of the Board and Trustee	February 12, 2013
(Jay H. Shidler)
/s/ Clay W. Hamlin, III	Vice Chairman of the Board and Trustee	February 12, 2013
(Clay W. Hamlin, III)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	February 12, 2013
(Roger A. Waesche, Jr.)
/s/ Stephen E. Riffee	Executive Vice President and Chief Financial	February 12, 2013
(Stephen E. Riffee)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 12, 2013
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Thomas F. Brady	Trustee	February 12, 2013
(Thomas F. Brady)
/s/ Robert L. Denton	Trustee	February 12, 2013
( Robert L. Denton)
/s/ Elizabeth A. Hight	Trustee	February 12, 2013
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 12, 2013
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 12, 2013
(Steven D. Kesler)
/s/ Richard Szafranski	Trustee	February 12, 2013
(Richard Szafranski)
/s/ Kenneth D. Wethe	Trustee	February 12, 2013
(Kenneth D. Wethe)

CORPORATE OFFICE PROPERTIES TRUST AND SUBSIDIARIES

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 12, 2013

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2012	2011
Assets
Properties, net:
Operating properties, net	$2,597,666	$2,714,056
Projects in development or held for future development	565,378	638,919
Total properties, net	3,163,044	3,352,975
Assets held for sale, net	140,229	116,616
Cash and cash equivalents	10,594	5,559
Restricted cash and marketable securities	21,557	36,232
Accounts receivable (net of allowance for doubtful accounts of $4,694 and $3,546, respectively)	19,247	26,032
Deferred rent receivable	85,802	86,856
Intangible assets on real estate acquisitions, net	75,879	89,120
Deferred leasing and financing costs, net	59,952	66,515
Prepaid expenses and other assets	77,455	83,650
Total assets	$3,653,759	$3,863,555
Liabilities and equity
Liabilities:
Debt, net	$2,019,168	$2,426,303
Accounts payable and accrued expenses	97,922	95,714
Rents received in advance and security deposits	27,632	29,548
Dividends and distributions payable	28,698	35,038
Deferred revenue associated with operating leases	11,995	15,554
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,071
Interest rate derivatives	6,185	30,863
Other liabilities	8,942	9,657
Total liabilities	2,206,962	2,648,748
Commitments and contingencies (Note 20)
Redeemable noncontrolling interest	10,298	8,908
Equity:
Corporate Office Properties Trust’ s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	333,833	216,333
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 80,952,986 at December 31, 2012 and 72,011,324 at December 31, 2011)	809	720
Additional paid-in capital	1,653,672	1,451,078
Cumulative distributions in excess of net income	(617,455)	(534,041)
Accumulated other comprehensive loss	(5,435)	(1,733)
Total Corporate Office Properties Trust’s shareholders’ equity	1,365,424	1,132,357
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	52,122	55,183
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	10,153	9,559
Noncontrolling interests in subsidiaries	71,075	73,542
Total equity	1,436,499	1,205,899
Total liabilities and equity	$3,653,759	$3,863,555
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Rental revenue	$367,654	$348,006	$316,038
Tenant recoveries and other real estate operations revenue	86,517	80,490	71,521
Construction contract and other service revenues	73,836	84,345	104,675
Total revenues	528,007	512,841	492,234
Expenses
Property operating expenses	167,161	162,397	146,617
Depreciation and amortization associated with real estate operations	113,480	113,111	97,897
Construction contract and other service expenses	70,576	81,639	102,302
Impairment losses	43,214	83,478	—
General, administrative and leasing expenses	31,900	30,314	28,501
Business development expenses and land carry costs	5,711	6,122	6,403
Total operating expenses	432,042	477,061	381,720
Operating income	95,965	35,780	110,514
Interest expense	(94,624)	(98,222)	(95,729)
Interest and other income	7,172	5,603	9,568
Loss on early extinguishment of debt	(943)	(1,639)	—
Loss on interest rate derivatives	—	(29,805)	—
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	7,570	(88,283)	24,353
Equity in (loss) income of unconsolidated entities	(546)	(331)	1,376
Income tax (expense) benefit	(381)	6,710	(108)
Income (loss) from continuing operations	6,643	(81,904)	25,621
Discontinued operations	13,677	(48,404)	17,054
Income (loss) before gain on sales of real estate	20,320	(130,308)	42,675
Gain on sales of real estate, net of income taxes	21	2,732	2,829
Net income (loss)	20,341	(127,576)	45,504
Net loss (income) attributable to noncontrolling interests:
Common units in the Operating Partnership	87	8,439	(2,116)
Preferred units in the Operating Partnership	(660)	(660)	(660)
Other consolidated entities	1,209	369	32
Net income (loss) attributable to Corporate Office Properties Trust	20,977	(119,428)	42,760
Preferred share dividends	(20,844)	(16,102)	(16,102)
Issuance costs associated with redeemed preferred shares	(1,827)	—	—
Net (loss) income attributable to Corporate Office Properties Trust common shareholders	$(1,694)	$(135,530)	$26,658
Net income (loss) attributable to Corporate Office Properties Trust:
Income (loss) from continuing operations	$8,051	$(73,884)	$27,029
Discontinued operations, net	12,926	(45,544)	15,731
Net income (loss) attributable to Corporate Office Properties Trust	$20,977	$(119,428)	$42,760
Basic earnings per common share (1)
(Loss) income from continuing operations	$(0.21)	$(1.31)	$0.17
Discontinued operations	0.18	(0.66)	0.26
Net (loss) income attributable to COPT common shareholders	$(0.03)	$(1.97)	$0.43
Diluted earnings per common share (1)
(Loss) income from continuing operations	$(0.21)	$(1.31)	$0.17
Discontinued operations	0.18	(0.66)	0.26
Net (loss) income attributable to COPT common shareholders	$(0.03)	$(1.97)	$0.43
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$20,341	$(127,576)	$45,504
Other comprehensive (loss) income
Unrealized losses on interest rate derivatives	(7,676)	(31,531)	(5,473)
Losses on interest rate derivatives included in net income (loss)	3,697	4,601	3,689
Loss on interest rate derivatives upon discontinuing hedge accounting	—	28,430	—
Other comprehensive (loss) income	(3,979)	1,500	(1,784)
Comprehensive income (loss)	16,362	(126,076)	43,720
Comprehensive loss (income) attributable to noncontrolling interests	961	8,132	(2,591)
Comprehensive income (loss) attributable to COPT	$17,323	$(117,944)	$41,129

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009 (58,342,673 common shares outstanding)	$216,333	$583	$1,022,452	$(209,941)	$(1,907)	$93,112	$1,120,632
Issuance of 4.25% Exchangeable Senior Notes	—	—	18,149	—	—	—	18,149
Conversion of common units to common shares (663,498 shares)	—	6	9,561	—	—	(9,567)	—
Common shares issued to the public (7,475,000 shares)	—	75	245,546	—	—	—	245,621
Exercise of share options (278,656 shares)	—	3	4,572	—	—	—	4,575
Share-based compensation	—	2	11,843	—	—	—	11,845
Restricted common share redemptions (105,215 shares)	—	—	(3,913)	—	—	—	(3,913)
Adjustments to noncontrolling interests resulting from changes in Operating Partnership ownership	—	—	(10,274)	—	—	10,274	—
Comprehensive income	—	—	—	42,760	(2,256)	3,216	43,720
Dividends	—	—	—	(114,613)	—	—	(114,613)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(7,926)	(7,926)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	510	510
Acquisition of noncontrolling interests in other consolidated entities	—	—	(2,344)	—	—	(2,118)	(4,462)
Balance at December 31, 2010 (66,931,582 common shares outstanding)	216,333	669	1,295,592	(281,794)	(4,163)	87,501	1,314,138
Conversion of common units to common shares (100,939 shares)	—	1	1,520	—	—	(1,521)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,321	—	—	—	145,367
Exercise of share options (191,264 shares)	—	2	2,459	—	—	—	2,461
Share-based compensation	—	2	14,265	—	—	—	14,267
Restricted common share redemptions (114,687 shares)	—	—	(3,990)	—	—	—	(3,990)
Adjustments to noncontrolling interests resulting from changes in Operating Partnership ownership	—	—	(2,798)	—	—	2,798	—
Comprehensive loss	—	—	—	(119,428)	2,430	(7,671)	(124,669)
Dividends	—	—	—	(132,819)	—	—	(132,819)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(7,833)	(7,833)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of noncontrolling interest	—	—	(1,315)	—	—	—	(1,315)
Increase in tax benefit from share-based compensation	—	—	47	—	—	—	47
Balance at December 31, 2011 (72,011,324 common shares outstanding)	216,333	720	1,451,078	(534,041)	(1,733)	73,542	1,205,899
Conversion of common units to common shares (234,246 shares)	—	2	2,812	—	—	(2,814)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,848)	—	—	—	165,652
Common shares issued to the public (8,625,000 shares)	—	86	204,610	—	—	—	204,696
Redemption of preferred shares (2,200,000 shares)	(55,000)	—	1,827	(1,827)	—	—	(55,000)
Exercise of share options (61,624 shares)	—	—	928	—	—	—	928
Share-based compensation	—	1	11,183	—	—	—	11,184
Restricted common share redemptions (139,851 shares)	—	—	(3,379)	—	—	—	(3,379)
Adjustments to noncontrolling interests resulting from changes in Operating Partnership ownership	—	—	(4,627)	—	—	4,627	—
Comprehensive income	—	—	—	20,977	(3,702)	1,652	18,927
Dividends	—	—	—	(102,564)	—	—	(102,564)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(5,277)	(5,277)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(655)	(655)
Adjustment to arrive at fair value of noncontrolling interest	—	—	(3,955)	—	—	—	(3,955)
Increase in tax benefit from share-based compensation	—	—	43	—	—	—	43
Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Revenues from real estate operations received	$483,421	$476,762	$453,847
Construction contract and other service revenues received	77,831	88,433	112,644
Property operating expenses paid	(174,683)	(180,041)	(173,625)
Construction contract and other service expenses paid	(67,952)	(94,140)	(124,867)
General, administrative, leasing, business development and land carry costs paid	(22,904)	(28,027)	(23,969)
Interest expense paid	(87,394)	(93,715)	(87,917)
Previously accreted interest expense paid	—	(17,314)	—
Settlement of interest rate derivatives	(29,738)	—	—
Proceeds from sale of trading marketable securities	18,975	—	—
Exit costs on property dispositions	(4,146)	—	—
Payments in connection with early extinguishment of debt	(2,637)	(353)	—
Interest and other income received	1,073	698	323
Income taxes paid	(8)	(160)	—
Net cash provided by operating activities	191,838	152,143	156,436
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(165,275)	(232,667)	(303,064)
Acquisitions of operating properties	(48,308)	(32,856)	(146,275)
Tenant improvements on operating properties	(27,103)	(37,195)	(20,826)
Other capital improvements on operating properties	(20,066)	(16,906)	(10,422)
Proceeds from sales of properties	290,603	79,638	27,576
Proceeds from sale of equity method investment	—	5,773	—
Mortgage and other loan receivables funded or acquired	(14,232)	(23,377)	(5,588)
Mortgage and other loan receivables payments received	10,113	16,759	1,568
Leasing costs paid	(13,278)	(15,997)	(14,403)
Investment in unconsolidated entities	(250)	(250)	(6,600)
Other	1,540	(3,309)	(1,133)
Net cash provided by (used in) investing activities	13,744	(260,387)	(479,167)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	329,000	1,180,000	663,000
Other debt proceeds	403,117	456,206	359,912
Repayments of debt
Revolving Credit Facility	(991,000)	(813,000)	(733,000)
Scheduled principal amortization	(11,684)	(13,755)	(13,996)
Other debt repayments	(124,386)	(698,100)	(66,663)
Deferred financing costs paid	(3,371)	(13,113)	(8,570)
Net proceeds from issuance of preferred shares	165,652	—	—
Net proceeds from issuance of common shares	205,425	147,828	250,196
Redemption of preferred shares	(55,000)	—	—
Acquisition of noncontrolling interests in consolidated entities	—	—	(4,462)
Common share dividends paid	(89,161)	(114,643)	(93,792)
Preferred share dividends paid	(19,087)	(16,102)	(16,102)
Distributions paid to noncontrolling interests in the Operating Partnership	(5,828)	(7,875)	(8,099)
Restricted share redemptions	(3,379)	(3,990)	(3,913)
Other	(845)	245	60
Net cash (used in) provided by financing activities	(200,547)	103,701	324,571
Net increase (decrease) in cash and cash equivalents	5,035	(4,543)	1,840
Cash and cash equivalents
Beginning of period	5,559	10,102	8,262
End of period	$10,594	$5,559	$10,102
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$20,341	$(127,576)	$45,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	124,418	136,594	125,819
Impairment losses	62,702	151,021	—
Loss on interest rate derivatives	—	29,805	—
Settlement of previously accreted interest expense	—	(17,314)	—
Amortization of deferred financing costs	6,243	6,596	5,871
Increase in deferred rent receivable	(11,776)	(10,102)	(5,706)
Amortization of net debt discounts	3,155	5,540	5,841
Gain on sales of real estate	(20,961)	(7,528)	(3,917)
Gain on equity method investment	—	(2,452)	(6,406)
Share-based compensation	9,982	11,920	11,845
(Gain) loss on early extinguishment of debt	(3,430)	1,670	—
Other	(3,195)	(314)	(3,872)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,693	(7,094)	(1,680)
Decrease (increase) in restricted cash and marketable securities	14,934	2,160	(4,875)
Decrease (increase) in prepaid expenses and other assets	8,550	(687)	8,674
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,101	(18,041)	(19,644)
Decrease in rents received in advance and security deposits	(1,916)	(2,055)	(1,018)
Decrease in interest rate derivatives in connection with cash settlement	(28,003)	—	—
Net cash provided by operating activities	$191,838	$152,143	$156,436
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(1,227)	$11,719	$4,576
Increase in property, debt and other liabilities in connection with acquisitions	$—	$3,040	$74,244
Decrease in property in connection with surrender of property in settlement of debt	$12,042	$—	$—
Decrease in debt in connection with surrender of property in settlement of debt	$16,304	$—	$—
Increase in property and noncontrolling interests in connection with property contribution by a noncontrolling interest in a joint venture	$—	$—	$9,000
Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$4,040	$1,438	$(1,846)
Dividends/distribution payable	$28,698	$35,038	$32,986
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,814	$1,521	$9,567
Adjustments to noncontrolling interests resulting from changes in Operating Partnership ownership	$4,627	$2,798	$10,274
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity in connection with adjustment to arrive at fair value of noncontrolling interest	$3,955	$1,315	$—

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2012, our investments in real estate included the following:

•	208 operating office properties totaling 18.8 million square feet;

•
13 office properties under construction or redevelopment, or for which we were contractually committed to construct, that we estimate will total approximately 1.7 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,694 acres (including 561 controlled but not owned) that we believe are potentially developable into approximately 19.3 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of December 31, 2012 and 2011 follows:

	December 31,
	2012	2011
Common Units	95%	94%
Series G Preferred Units	N/A	100%
Series H Preferred Units	100%	100%
Series I Preferred Units	0%	0%
Series J Preferred Units	100%	100%
Series K Preferred Units	100%	100%
Series L Preferred Units	100%	N/A

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 4% of the Operating Partnership’s common units (“common units”) as of December 31, 2012.

In addition to owning real estate, the Operating Partnership also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

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

We use the equity method of accounting when we own an interest in an entity and can exert significant influence over the entity’s operations but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over its operations.

Revisions

During 2012, we identified the following errors:

•
the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million.  Based on an evaluation against our projected annual net income at that time, this error was previously reported as an out-of-period adjustment in the three months ended March 31, 2012;

•
an over-accrual of incentive compensation cost, the effect of which was an overstatement of general and administrative expenses and an overstatement of net loss for the calendar quarter and year ended December 31, 2011 of $700,000. Based on an evaluation against our projected annual net income at that time, this error was previously reported as an out-of-period adjustment in the three months ended March 31, 2012;

•
the misapplication of accounting guidance requiring that we recognize loss allocations to a noncontrolling interest holder in a consolidated real estate joint venture associated with decreases in such holder's claim on the book value of the joint venture’s assets, despite the fact that the real estate held by the joint venture was under development and the joint venture had no underlying losses. The effect of this error was an understatement of losses attributable to noncontrolling interests in other consolidated entities of $1.8 million for the nine months ended September 30, 2012 and $1.4 million for the year ended December 31, 2011; and

•
the misapplication of accounting guidance pertaining to our reporting for a noncontrolling interest in a consolidated real estate joint venture formed in March 2010 for which the holder of such interest has the right to require us to acquire the interest at fair value. Accounting guidance requires that this noncontrolling interest be classified outside of permanent equity and reported at fair value as of the end of each reporting period, with changes in such fair value reported as equity transactions with no impact to net income or comprehensive income. This error resulted in an overstatement of equity and offsetting understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet of $8.9 million as of December 31, 2011. This error had no effect on our consolidated statements of operations, including our reported net income (losses) or earnings per share.

With respect to the errors in the first two bullets above, we assessed the materiality of these errors on the financial statements in connection with previously filed periodic reports, in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”), and concluded at such time that the errors were not material to any prior annual or interim periods. In assessing the cumulative effect of all such errors, we have since concluded that correction of the errors in 2012 could be considered material to our 2012 net income. Accordingly, in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements as of, and for the year ended, December 31, 2011 have been revised. We will revise amounts pertaining to each of the 2012 calendar quarters from January 1, 2012 through September 30, 2012 in future quarterly filings on Form 10-Q. The following are selected line items from our financial statements as of, and for the year ended, December 31, 2011 illustrating the affect of adjustments to revise the financial statements (the “As Previously Reported” columns include the effects of other reclassifications and retrospective changes in presentation discussed below)(in thousands):

	Consolidated Balance Sheet as of December 31, 2011
	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other assets	$87,619	$(3,969)	$83,650
Accounts payable and accrued expenses	96,425	(711)	95,714
Redeemable noncontrolling interest	—	8,908	8,908
Additional paid-in capital	1,452,393	(1,315)	1,451,078
Cumulative distributions in excess of net income	(532,288)	(1,753)	(534,041)
Noncontrolling interests in common units in the Operating Partnership	55,281	(98)	55,183
Noncontrolling interests in other consolidated entities	18,559	(9,000)	9,559

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Consolidated Statements of Operations for the
	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
General, administrative and leasing expenses	$31,025	$(711)	$30,314
Income tax benefit	$10,679	$(3,969)	$6,710
Net loss	$(124,318)	$(3,258)	$(127,576)
Net loss attributable to noncontrolling interests in common units in the Operating Partnership	$8,341	$98	$8,439
Net (income) loss attributable to noncontrolling interests in other consolidated entities	$(1,038)	$1,407	$369
Net loss attributable to Corporate Office Properties Trust	$(117,675)	$(1,753)	$(119,428)
Net loss attributable to Corporate Office Properties Trust common shareholders	$(133,777)	$(1,753)	$(135,530)
Basic and diluted earnings per common share:
Loss from continuing operations	$(1.29)	$(0.02)	$(1.31)
Net loss attributable to COPT common shareholders	$(1.94)	$(0.03)	$(1.97)

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

•
costs expensed in connection with properties not in operations; these costs are included in the line on our consolidated statements of operations entitled “business development expenses and land carry costs,” after having been included in property operating expenses in our 2011 Annual Report on Form 10-K; and

•
costs expensed in connection with marketing space for lease to prospective tenants; these costs are included in the line on our consolidated statements of operations entitled “general, administrative and leasing expenses,” after having been included in property operating expenses in our 2011 Annual Report on Form 10-K.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

data and independent appraisals available to us and making numerous estimates and assumptions. We allocate property acquisitions to the following components:

•
properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if vacant value”). The if-vacant value is allocated between land and buildings or, in the case of properties under development, construction in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancellable terms of the respective leases;

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

Properties

We report properties to be developed or held and used in operations at our depreciated cost, reduced for impairment losses. The preconstruction stage of the development or redevelopment of an operating property includes efforts and related costs to secure land control and zoning, evaluate feasibility and complete other initial tasks which are essential to development. We capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. We continue to capitalize these costs while construction, development or redevelopment activities are underway until a property becomes “operational,” which occurs upon the earlier of when leases commence or one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.
Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. We capitalize the cost of the improvements when we deem the improvements to be landlord assets. In determining whether improvements constitute landlord or tenant assets, we consider numerous factors, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.
We depreciate our fixed assets using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings and building improvements	10-40 years
Land improvements	10-20 years
Tenant improvements on operating properties	Related lease term
Equipment and personal property	3-10 years

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from third party sources such as CoStar Group and real estate leasing and brokerage firms and our direct experience with the properties and their markets.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

unrealized gains or losses deferred to AOCL and realized gains and losses resulting from sales of such investments recognized through earnings.

Accounts and Deferred Rents Receivable and Mortgage and Other Investing Receivables

We maintain allowances for estimated losses resulting from the failure of our customers or borrowers to satisfy their payment obligations. We use judgment in estimating these allowances based primarily upon the payment history and credit status of the entities associated with the individual receivables. We write off these receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When we earn interest income in connection with receivables for which we have established allowances, we establish allowances in connection with such interest income that is unpaid. When cash is received in connection with receivables for which we have established allowances, we reduce the amount of losses recognized in connection with the receivables’ allowance.

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled “Acquisitions of Properties.” We amortize the intangible assets and deferred revenue as follows:

Amortization Period
Above- and below-market leases	Related lease terms
In-place lease value	Related lease terms
Tenant relationship value	Estimated period of time that tenant will lease space in property
Above- and below-market cost arrangements	Term of arrangements
Market concentration premium	40 years
We recognize the amortization of acquired above-market and below-market leases as adjustments to rental revenue. We recognize the amortization of above- and below- market cost arrangements as adjustments to property operating expenses. We recognize the amortization of other intangible assets on property acquisitions as amortization expense.

Deferred Leasing and Financing Costs, Net

We defer costs incurred to obtain new tenant leases or extend existing tenant leases, including related compensation costs. We amortize these costs evenly over the lease terms. When tenant leases are terminated early, we expense any unamortized deferred leasing costs associated with those leases over the shortened term of the lease.
We defer costs of financing arrangements and recognize these costs as interest expense over the related loan terms on a straight-line basis, which approximates the amortization that would occur under the effective interest method of amortization. We expense any unamortized loan costs when loans are retired early.

Noncontrolling Interests

Our consolidated noncontrolling interests are comprised of interests in our Operating Partnership and consolidated real estate joint ventures. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. For noncontrolling interests that are currently redeemable or deemed probable to eventually become redeemable, we classify such interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and future contributions and distributions), with a corresponding offset to additional paid-in capital on our consolidated balance sheets, and only recognize reductions in such interests to the extent of their carrying amount. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities’ income or losses not attributable to us.

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

The table below sets forth activity in our redeemable noncontrolling interest (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$8,908	$9,000
Net loss attributable to noncontrolling interest	(2,565)	(1,407)
Adjustment to arrive at fair value of interest	3,955	1,315
Ending balance	$10,298	$8,908
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

Expense Classification
We classify as property operations expense costs incurred for property taxes, ground rents, utilities, property management, insurance, repairs, exterior and interior maintenance and tenant revenue collection losses, as well as associated labor and indirect costs attributable to these costs.

We classify as general and administrative and leasing expenses costs incurred for corporate-level management, public company administration, asset management, leasing, investor relations, marketing and corporate-level insurance (including general business, director and officers and key man life) and leasing prospects, as well as associated labor and indirect costs attributable to these costs.

Share-Based Compensation
We issued two forms of share-based compensation: restricted common shares (“restricted shares”) and performance share units (“PSUs”). We also issued options to purchase common shares of beneficial interest (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We compute the fair value of options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of our common shares of beneficial interest (“common shares”). Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on our consolidated balance sheets. The assets and corresponding liability of our non-qualified elective deferred compensation plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

At December 31, 2012 and 2011, we owned warrants to purchase 50,000 common shares in The KEYW Holding Corporation (“KEYW”) at an exercise price of $9.25 per share. KEYW is an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We acquired these warrants in March 2010 and began accounting for such warrants as derivatives in November 2010 when KEYW became a publicly-traded company. We compute the fair value of these warrants using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date. The expected life is based on the period of time until the expiration of the warrants. Expected volatility is based on an average of the historical volatility of companies in KEYW's industry that we deem to be comparable. Expected dividend yield is based on the dividend yield on KEYW's common shares as of the date of valuation. The warrants are classified in Level 2 of the fair value hierarchy.

In addition to the warrants in KEYW described above, we also owned 1.9 million shares, or approximately 7%, of KEYW's common stock at December 31, 2011 and 3.1 million shares, or approximately 12%, at December 31, 2010. Our investment in these common shares had a fair value of $13.8 million at December 31, 2011 based on the closing price of KEYW's common stock on the NASDAQ Stock Market on that date and is included in the line entitled "restricted cash and marketable securities" on our consolidated balance sheet. We sold 1.2 million of these shares in 2011, resulting in $2.1 million in gain recognized. We used the equity method of accounting for our investment in the common stock until the resignation of our then Chief Executive Officer from the Board of Directors of KEYW effective July 1, 2011, at which time we began accounting for our investment in KEYW's common stock as a trading marketable equity security to be reported at fair value, with unrealized gains and losses recognized through earnings. We sold our remaining 1.9 million shares in 2012 for $14.0 million. We recognized revenue from a lease with KEYW in one of our properties of $2.4 million in 2012, $780,000 in 2011 and $668,000 in 2010.

As discussed further in Note 6, our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interest based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partner from the properties underlying the joint venture. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures. In determining the fair value of our partner’s interest, we used a discount rate of 15.6%, which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture; a significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recurring Fair Value Measurements

The tables below set forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2012:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,275	$—	$—	$6,275
Common stocks	298	—	—	298
Other	203	—	—	203
Common stock (1)	809	—	—	809
Warrants to purchase common shares in KEYW (2)	—	294	—	294
Assets	$7,585	$294	$—	$7,879
Liabilities:
Deferred compensation plan liability (3)	$6,776	$—	$—	$6,776
Interest rate derivatives	—	6,185	—	6,185
Liabilities	$6,776	$6,185	$—	$12,961
Redeemable noncontrolling interest	$—	$—	$10,298	$10,298

December 31, 2011:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,878	$—	$—	$5,878
Common stocks	909	—	—	909
Other	801	—	—	801
Common stock (1)	13,928	—	—	13,928
Interest rate derivative (2)	—	716		716
Warrants to purchase common shares in KEYW (2)	—	125	—	125
Assets	$21,516	$841	$—	$22,357
Liabilities:
Deferred compensation plan liability (3)	$7,588	$—	$—	$7,588
Interest rate derivatives	—	30,863	—	30,863
Liabilities	$7,588	$30,863	$—	$38,451
Redeemable noncontrolling interest	$—	$—	$8,908	$8,908

(1)          Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.
(2)          Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.
(3)          Included in the line entitled “other liabilities” on our consolidated balance sheet.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding mortgage loans receivable) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  We estimated the fair values of our mortgage loans receivable as discussed in Note 9 based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 10 to the consolidated financial statements, we estimated the fair value of our exchangeable senior notes based on quoted market prices for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement of such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 9 for mortgage loans receivable, Note 10 for debt and Note 11 for interest rate derivatives.

Nonrecurring Fair Value Measurements

We recognized impairment losses on certain properties and other assets associated with such properties in 2011 and 2012.  Accordingly, certain properties and related assets were adjusted to fair value.  The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values for the year ended December 31, 2012 (dollars in thousands):

	Quoted Prices in		Significant		Impairment
	Active Markets for	Significant Other	Unobservable		Losses
	Identical Assets	Observable Inputs	Inputs		Recognized in
Description	(Level 1)	(Level 2)	(Level 3)	Total	2012 (1)
Assets (2):
Properties, net	$—	$—	$379,684	$379,684	$62,702

(1) Represents impairment losses, excluding exit costs incurred of $4.2 million in 2012.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Properties on which impairment losses were recognized	$379,684	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	10.0% to 11.0% (10.4%)
			Terminal capitalization rate	8.7% to 10.0% (8.9%)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	$8.50 per square foot (2)
			Leasing costs	$20.00 per square foot (2)
(1) These fair value measurements were developed by third party sources, subject to our corroboration for reasonableness.
(2) Only one value applied for this unobservable input.

The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values for the year ended December 31, 2011 (dollars in thousands):

	Quoted Prices in		Significant		Impairment
	Active Markets for	Significant Other	Unobservable		Losses
	Identical Assets	Observable Inputs	Inputs		Recognized in
Description	(Level 1)	(Level 2)	(Level 3)	Total	2011
Assets (1):
Properties, net	$—	$—	$320,894	$320,894	$150,093
Prepaid and other assets	—	—	163	163	928

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

	For the Years Ended December 31,
	2012	2011	2010
United States Government	18%	17%	16%
Northrop Grumman Corporation (1)	7%	8%	9%
Booz Allen Hamilton, Inc.	6%	6%	5%
Computer Sciences Corporation	5%	N/A	N/A
Five largest tenants	39%	38%	35%

(1) Includes affiliated organizations and agencies and predecessor companies.

We also derived in excess of 90% of our construction contract revenue from the United States Government in each of the years set forth on the consolidated statements of operations.

In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 15. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Washington, DC - Capitol Riverfront, St. Mary's & King George Counties, Greater Baltimore, Maryland (“Greater Baltimore”) and Suburban Maryland, are within close proximity to each other, and all but two of our regions with real estate operations (San Antonio, Texas (“San Antonio”) and Colorado Springs, Colorado (“Colorado Springs”)) are located in the Mid-Atlantic region of the United States.

5.    Properties, net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$427,766	$472,483
Buildings and improvements	2,725,875	2,801,252
Less: accumulated depreciation	(555,975)	(559,679)
Operating properties, net	$2,597,666	$2,714,056

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$236,324	$229,833
Construction in progress, excluding land	329,054	409,086
Projects in development or held for future development	$565,378	$638,919

2012 Dispositions and Impairments

 In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by Management to dispose of some of these properties (the “Strategic Reallocation Plan”). In December 2011, we identified additional properties for disposal, and our Board of Trustees approved a plan by management to increase the scope of the Strategic Reallocation Plan to include the disposition of

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

additional properties.  We completed dispositions of the following properties in 2012 primarily in connection with the Strategic Reallocation Plan (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
White Marsh Portfolio Disposition	White Marsh, Maryland	1/30/2012	5	163,000	$19,100	$2,445
1101 Sentry Gateway	San Antonio, Texas	1/31/2012	1	95,000	13,500	1,739
222 and 224 Schilling Circle	Hunt Valley, Maryland	2/10/2012	2	56,000	4,400	102
15 and 45 West Gude Drive	Rockville, Maryland	5/2/2012	2	231,000	49,107	—
11800 Tech Road	Silver Spring, Maryland	6/14/2012	1	240,000	21,300	—
400 Professional Drive	Gaithersburg, Maryland	7/2/2012	1	130,000	16,198	—
July 2012 Portfolio Disposition	Baltimore/Washington Corridor and Greater Baltimore	7/24/2012	23	1,387,000	161,901	16,900
			35	2,302,000	$285,506	$21,186

Each of the above dispositions represent property sales except for 400 Professional Drive, the disposition of which was completed in connection with a debt extinguishment, as described further below. We also had dispositions of non-operating properties during the year ended December 31, 2012 for aggregate transaction values totaling $28.1 million; in addition to the gain on sales reflected above, we also recognized impairment losses on certain of these sales that are disclosed below.

On July 2, 2012, the mortgage lender on a $15 million nonrecourse mortgage loan that was secured by our 400 Professional Drive property accepted a deed in lieu of foreclosure on the property. As a result, we transferred title to the property to the mortgage lender and we were relieved of the debt obligation plus accrued interest. As of the transfer date, the property had an estimated fair value of $11 million. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $3.7 million, representing the difference between the mortgage loan and interest payable extinguished over the carrying value of the property transferred as of the transfer date, which included the effect of previous impairments taken.

We recognized impairment losses in 2012 in connection with the following:

•
our office properties and developable land in Greater Philadelphia, Pennsylvania. Our Board of Trustees approved a plan by Management to shorten the holding period for these properties because they no longer meet our strategic investment criteria. We determined that the carrying amounts of these properties will not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, we recognized aggregate non-cash impairment losses of $46.1 million in 2012 for the amounts by which the carrying values of the properties exceeded their respective estimated fair values. These losses contemplate our expectation that we will incur future cash expenditures of approximately $25 million to complete the redevelopment of certain of these properties;

•
the Strategic Reallocation Plan of $19.0 million ($23.7 million classified as discontinued operations and including $4.2 million in exit costs), including $6.9 million pertaining to certain properties in Colorado Springs, Colorado classified as held for sale at December 31, 2012 and approximately $5.1 million related to our disposition of an additional property from which the cash flows were not sufficient to recover its carrying value; and

•	construction costs incurred on a property held for future development of $1.9 million.

The table below sets forth the impairment losses and exit costs recognized in 2012 by period of recognition and by property classification (in thousands):

	Three Months Ended
	3/31/2012	6/30/2012	9/30/2012	12/31/2012	Total
Operating properties	$11,833	$2,354	$55,829	$247	$70,263
Non-operating properties	(5,246)	—	—	1,893	(3,353)
Total	$6,587	$2,354	$55,829	$2,140	$66,910

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We expensed $229,000 in operating property acquisition costs in 2012 that are included in business development expenses and land carry costs on our consolidated statements of operations.

2012 Construction Activities

During 2012, we placed into service an aggregate of 371,000 square feet in four newly constructed office properties, including two properties in the Baltimore/Washington Corridor, one in Greater Baltimore and one in Northern Virginia. As of December 31, 2012, we had 11 office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.4 million square feet upon completion, including four in the Baltimore/Washington Corridor, four in Huntsville, Alabama and three in Northern Virginia. We also had redevelopment underway on two office properties in Greater Philadelphia that we estimate will total 297,000 square feet upon completion.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2011 Dispositions and Impairment

As discussed above, we implemented the Strategic Reallocation Plan in 2011 to dispose of office properties and land that are no longer closely aligned with our strategy. We determined that the carrying amounts of certain of the properties included in the Strategic Reallocation Plan (the “Impaired Properties”) were not likely to be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate non-cash impairment losses in 2011 of $122.5 million (including $67.5 million classified as discontinued operations and excluding $4.8 million in related income tax benefit) for the amounts by which the carrying values of the Impaired Properties exceeded their respective estimated fair values. We completed the sale of the following properties under the Strategic Reallocation Plan in 2011 (dollars in thousands):

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

On February 15 and 17, 2011, the United States Army (the “Army”) provided us disclosures regarding the past testing and use of tactical defoliants/herbicides at a property we owned and subsequently disposed of in Cascade, Maryland that was formerly an Army base known as Fort Ritchie (“Fort Ritchie”). Upon receipt of these disclosures, we commenced a review of our development plans and prospects for the property. We believed that these disclosures by the Army were likely to cause further delays in the resolution of certain existing litigation related to the property, and that they also increased the level of uncertainty as to our ultimate development rights at the property and future residential and commercial demand for the property. We analyzed various possible outcomes and resulting cash flows expected from the operations and ultimate disposition of the property. After determining that the carrying amount of the property was not likely to be recovered from those cash flows, we recognized a non-cash impairment loss of $27.7 million in March 2011 for the amount by which the carrying value of the property exceeded its estimated fair value.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2011 Acquisition

On August 9, 2011, we acquired 310 The Bridge Street, a 138,000 square foot office property in Huntsville, Alabama that was 100% leased, for $33.4 million. The table below sets forth the allocation of the acquisition costs of this property (in thousands):

Land, operating properties	$261
Building and improvements	26,577
Intangible assets on real estate acquisitions	6,575
Total acquisition cost	$33,413

Intangible assets recorded in connection with the above acquisitions included the following (in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$3,187	8
In-place lease value	2,904	3
Above-market leases	484	3
	$6,575	6

We expensed $156,000 in 2011 in connection with acquisitions of operating properties that are included in business development expenses on our consolidated statements of operations.

2011 Construction Activities

During 2011, we placed into service an aggregate of 566,000 square feet in seven newly constructed office properties, including three in the Baltimore/Washington Corridor, two in Greater Baltimore, one in San Antonio and one in St. Mary’s County.

6.    Real Estate Joint Ventures

During the periods included herein, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
December 31, 2012	December 31, 2011	Acquired	Ownership	Activity	to Loss (2)
$(6,420)	$(6,071)	9/29/2005	20%	Operates 16 Buildings	$—
(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4.5 million at December 31, 2012 and $5.2 million at December 31, 2011 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation and our discontinuance of the equity method effective October 2012, as discussed below.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same.
(2)   Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 20).

Net cash flows of the joint venture are distributed to the partners in proportion to their respective ownership interests. We did not recognized fees from the joint venture for property management, construction and leasing services we provided in 2012, 2011 and 2010.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	December 31,
	2012	2011
Properties, net	$58,460	$59,792
Other assets	4,376	3,529
Total assets	$62,836	$63,321

Liabilities (primarily debt)	$72,693	$67,710
Owners’ equity	(9,857)	(4,389)
Total liabilities and owners’ equity	$62,836	$63,321

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$7,316	$7,577	$8,405
Property operating expenses	(2,829)	(3,673)	(3,600)
Interest expense	(7,672)	(3,913)	(3,937)
Depreciation and amortization expense	(2,283)	(2,463)	(3,154)
Net loss	$(5,468)	$(2,472)	$(2,286)

We historically accounted for the investment in our one unconsolidated real estate joint venture using the equity method of accounting primarily because: (1) we share with our partner the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) our partner has the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment. We deferred gain in a prior period on our initial contribution of property to the joint venture due to certain guarantees described in Note 20, and we subsequently recognized losses in excess of our investment due to such guarantees and our intent to support the joint venture. During the fourth quarter of 2012, the holder of mortgage debt encumbering all of the joint venture’s properties notified us of the debt’s default, initiated foreclosure proceedings and terminated our property management responsibilities; accordingly, we discontinued our application of the equity method to this investment effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at December 31, 2012 (dollars in thousands):

		Nominal
		Ownership		December 31, 2012		(1)
	Date	% at		Total	Encumbered	Total
	Acquired	12/31/2012	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$76,295	$16,809	$12,990
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	60,798	47,360	43,149
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	39,581	36,811	17,722
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (5)	6,436	—	16
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,879	—	96
				$186,989	$100,980	$73,973
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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million) that we expect will be reimbursed by the City of Huntsville; as of December 31, 2012, we had advanced $33.3 million to the City to fund such costs (included in prepaid expenses and other assets on our consolidated balance sheet).  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040.

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

We consolidate these real estate joint ventures because we have: (1) the power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) the right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 20.

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$134,964	$93,362	$41,602	$151,361	$97,594	$53,767
Tenant relationship value	46,828	23,346	23,482	45,940	23,246	22,694
Above-market cost arrangements	12,416	4,100	8,316	12,416	2,857	9,559
Above-market leases	8,925	7,432	1,493	10,118	8,037	2,081
Market concentration premium	1,333	347	986	1,333	314	1,019
	$204,466	$128,587	$75,879	$221,168	$132,048	$89,120
Amortization of the intangible asset categories set forth above totaled $21.4 million in 2012, $28.3 million in 2011 and $28.3 million in 2010. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: seven years; tenant relationship value: eight years; above-market cost arrangements: 28 years; above-market leases: four years; and market concentration premium: 30 years. The approximate weighted average amortization period for all of the

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

categories combined is ten years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $14.4 million for 2013; $12.3 million for 2014; $10.6 million for 2015; $9.5 million for 2016; and $7.1 million for 2017.

8.    Deferred Leasing and Financing Costs
Deferred leasing and financing costs, net consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred leasing costs	$97,852	$96,140
Deferred financing costs	30,520	44,159
Accumulated amortization	(68,420)	(73,784)
Deferred leasing and financing costs, net	$59,952	$66,515
9.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2012	2011
Mortgage and other investing receivables	$33,396	$27,998
Prepaid expenses	19,270	20,035
Furniture, fixtures and equipment, net	7,991	10,177
Deferred tax asset	6,612	6,923
Lease incentives	5,578	5,233
Other assets	4,608	13,284
Prepaid expenses and other assets	$77,455	$83,650

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	December 31,
	2012	2011
Notes receivable from City of Huntsville	$33,252	$17,741
Mortgage loans receivable	144	10,257
	$33,396	$27,998

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6).  As of December 31, 2012, our mortgage loans receivable reflected above consisted of one loan secured by a property in Greater Baltimore.  We did not have an allowance for credit losses in connection with these receivables at December 31, 2012 or December 31, 2011.  The fair value of our mortgage and other investing receivables totaled $33.4 million at December 31, 2012 and $28.0 million at December 31, 2011.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $271,000 at December 31, 2012 and $530,000 at December 31, 2011.  We carried allowances for estimated losses for most of these balances.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	December 31, 2012	December 31, 2012	December 31, 2011	Stated Interest Rates at	Dates at
				December 31, 2012	December 31, 2012
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$948,414	$1,052,421	5.20% - 7.87% (2)	2013-2034
Variable rate secured loans	N/A	38,475	39,213	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$123,802	29,557	40,336	LIBOR + 1.95% to 2.75% (4)	2013-2015
Total mortgage and other secured loans		1,016,446	1,131,970
Revolving Credit Facility	800,000	—	662,000	LIBOR + 1.75% to 2.50%	September 1, 2014
Term Loan Facilities	770,000	770,000	400,000	LIBOR + 1.65% to 2.60% (5)	2015-2019
Unsecured notes payable	N/A	1,788	5,050	0% (6)	2026
4.25% Exchangeable Senior Notes	N/A	230,934	227,283	4.25%	April 2030 (7)
Total debt		$2,019,168	$2,426,303

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $1.3 million at December 31, 2012 and $2.4 million at December 31, 2011.

(2)	The weighted average interest rate on these loans was 6.01% at December 31, 2012.

(3)	The interest rate on the loan outstanding was 2.46% at December 31, 2012.

(4)	The weighted average interest rate on these loans was 2.66% at December 31, 2012.

(5)	The weighted average interest rate on these loans was 2.17% at December 31, 2012.

(6)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $873,000 at December 31, 2012 and $1.8 million at December 31, 2011.

(7)	Refer to the paragraph below for descriptions of provisions for early redemption and repurchase of these notes.

Effective September 1, 2011, we entered into a credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as join lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents. The lenders’ aggregate commitment under the facility was $1.0 billion, with the ability for us to increase the lenders’ aggregate commitment to $1.5 billion, provided that there is no default under the facility and subject to the approval of the lenders. Effective August 10, 2012, we exercised our right to reduce the lenders’ aggregate commitment under the facility from $1.0 billion to $800 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 1.75% to 2.50%, as determined by our leverage levels. The facility also carries a quarterly fee that is based on the unused amount of the facility multiplied by a per annum rate of 0.25% to 0.35%, as determined by the level of our unused amount. As of December 31, 2012, the maximum borrowing capacity under this facility totaled $800.0 million, of which $792.3 million was available.

Effective September 1, 2011, we entered into an unsecured term loan agreement with the same group of lenders as the Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement. The term loan matures on September 1, 2015, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.20% of the total availability of the agreement. The variable interest rate on the term loan is based on LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

Upon entry into the Revolving Credit Facility and term loan on September 1, 2011, we repaid and extinguished our previously existing Revolving Credit Facility and Revolving Construction Facility and used most of the remaining proceeds to

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

repay two variable rate secured loans totaling $270.3 million. Upon the early extinguishment of this debt, we recognized a loss of $1.7 million, representing unamortized issuance costs.

Effective February 14, 2012, we entered into an unsecured term loan agreement with a group of lenders for which J.P. Morgan Securities LLC and KeyBank Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent.  We borrowed $250.0 million under the term loan.  The term loan matures on February 14, 2017.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.65% to 2.40%, as determined by our leverage levels.

Effective August 3, 2012, we entered into an unsecured term loan agreement with a group of lenders for which Wells Fargo Securities, LLC acted as sole arranger and sole book runner, Wells Fargo Bank, National Association acted as administrative agent and Capital One, N.A. acted as documentation agent.  We borrowed $120.0 million under the term loan, with the ability for us to borrow an additional $80.0 million, provided that there is no default under the loan and subject to the approval of the lenders.  The term loan matures on August 2, 2019.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 2.10% to 2.60%, as determined by our leverage levels.

In 2010, the Operating Partnership issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  Interest on the notes is payable on April 15 and October 15 of each year.  These notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2012 and is equivalent to an exchange price of $47.96 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, the Operating Partnership may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are guaranteed by us. The carrying value of these notes included a principal amount of $240 million and an unamortized discount totaling $9.1 million at December 31, 2012 and $12.7 million at December 31, 2011.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at December 31, 2012 and 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Interest expense at stated interest rate	$10,200	$10,200	$7,480
Interest expense associated with amortization of discount	3,651	3,437	2,445
Total	$13,851	$13,637	$9,925

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Until September 15, 2011, the Operating Partnership had $162.5 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. These notes had an exchange settlement feature that provided that the notes were, under certain circumstances, exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, were exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares. On September 15, 2011, we repurchased these notes at 100% of the principal amount of $162.5 million after the holders of such notes surrendered them for repurchase pursuant to the terms of the notes and the related Indenture. The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%. Because the closing price of our common shares at December 31, 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized:

	For the Years Ended
	December 31,
	2011	2010
Interest expense at stated interest rate	$4,013	$5,687
Interest expense associated with amortization of discount	2,617	3,736
Total	$6,630	$9,423

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. As of December 31, 2012, we were within the compliance requirements of these financial covenants.

Our debt matures on the following schedule (in thousands):

2013	$121,129	(1)
2014	158,341
2015	795,802	(2)
2016	278,642
2017	551,388
Thereafter	122,490
Total	$2,027,792	(3)
(1) Includes $17.5 million that may be extended for one year, subject to certain conditions.
(2) Includes $411.1 million that may be extended for one year, subject to certain conditions.
(3) Represents scheduled principal amortization and maturities only and therefore excludes net discounts of $8.6 million.

Weighted average borrowings under our Revolving Credit Facilities totaled $276.5 million in 2012 and $482.3 million in 2011. The weighted average interest rate on our Revolving Credit Facilities was 2.27% in 2012 and 1.65% in 2011.

We capitalized interest costs of $13.9 million in 2012, $17.4 million in 2011 and $16.5 million in 2010.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
4.25% Exchangeable Senior Notes	$230,934	$240,282	$227,283	$238,077
Other fixed-rate debt	950,202	968,180	1,057,471	1,054,424
Variable-rate debt	838,032	845,558	1,141,549	1,139,856
	$2,019,168	$2,054,020	$2,426,303	$2,432,357

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2012	2011
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(594)	$55
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(591)	56
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,313)	(66)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,313)	(49)
38,475	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(1,268)	(1,054)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(263)	—
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(272)	—
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(154)	—
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(417)	—
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
50,000		0.5025%	One-Month LIBOR	1/3/2011	1/3/2012	—	(1)
120,000		1.7600%	One-Month LIBOR	1/2/2009	5/1/2012	—	(552)
100,000		1.9750%	One-Month LIBOR	1/1/2010	5/1/2012	—	(532)
100,000	(2)	3.8415%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(16,333)
75,000	(2)	3.8450%	Three-Month LIBOR	9/30/2011	9/30/2021	—	(12,275)
100,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	345
75,000	(2)	2.0525%	Three-Month LIBOR-Reverse	12/30/2011	9/30/2021	—	260
						$(6,185)	$(30,147)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

(2)
As described below, we settled these instruments on January 5, 2012, along with interest accrued thereon, for an aggregate of $29.7 million.  Our policy is to present payments to terminate interest rate swaps entered into in order to hedge forecasted interest payments as operating activities on our consolidated statement of cash flows.  Accordingly, the payments to settle these instruments were included in net cash provided by operating activities on our consolidated statement of cash flows.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

On April 5, 2011, we entered into the two forward starting three-month LIBOR swaps set forth above with an effective date of September 30, 2011 for an aggregate notional amount of $175 million. We designated these swaps as cash flow hedges of interest payments on ten-year, fixed-rate borrowings forecasted to occur between August 2011 and April 2012.  After meeting with our Board of Trustees on December 21, 2011, we determined that we would pursue other financing options and concluded that the originally forecasted borrowings were expected not to occur.  Accordingly, the swaps no longer qualified for hedge accounting. On December 22, 2011, we entered into the two reverse three-month LIBOR swaps set forth above with an effective date of December 30, 2011 for an aggregate notional amount of $175 million in order to remove the majority of the variability in the termination value of the forward starting swaps entered into on April 5, 2011. We recognized aggregate net losses of $29.8 million on these interest rate swaps in December 2011. On January 5, 2012, we settled all of the forward starting swaps entered into on April 5, 2011 and December 22, 2011 and interest accrued thereon for an aggregate of $29.7 million.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	December 31, 2012		December 31, 2011
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$111
Interest rate swaps not designated as hedges	N/A	—	Prepaid expenses and other assets	605
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(6,185)	Interest rate derivatives	(2,255)
Interest rate swaps not designated as hedges	N/A	—	Interest rate derivatives	(28,608)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Amount of loss recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(7,676)	$(31,531)	$(5,473)
Amount of loss reclassified from AOCL into interest expense (effective portion)	(3,697)	(4,601)	(3,689)
Amount of loss reclassified from AOCL to loss on interest rate derivatives upon discontinuing hedge accounting	—	28,430	—
Amount of loss on interest rate derivatives recognized subsequent to such derivatives no longer being designated as hedges	—	1,375	—

Over the next 12 months, we estimate that approximately $2.6 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2012, the fair value of interest rate derivatives in a liability position related to these agreements was $6.2 million, excluding the effects of accrued interest. As of December 31, 2012, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $6.4 million.

12.    Shareholders’ Equity

Preferred Shares

At December 31, 2012, we had 25.0 million preferred shares of beneficial interest (“preferred shares”) authorized at $0.01 par value. The table below sets forth additional information pertaining to our preferred shares (dollars in thousands, except per share data):

Series	# of Shares Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Dividend Yield	Annual Dividend Per Share	Earliest Redemption Date
Series H	2,000,000	$50,000	December 2003	7.500%	$1.87500	12/18/2008
Series J	3,390,000	84,750	July 2006	7.625%	$1.90625	7/20/2011
Series K	531,667	26,583	January 2007	5.600%	$2.80000	1/9/2017
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	12,821,667	$333,833

Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares are also convertible,

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

On August 6, 2012, we redeemed all of our outstanding 8% Series G Preferred Shares of beneficial interest (the “Series G Preferred Shares”) at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. We recognized a $1.8 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series G Preferred Shares at the time of the redemption.

Common Shares

During 2011 and 2012, we completed the following public offerings of common shares:

•	4.6 million common shares in May 2011 at a public offering price of $33.00 per share for net proceeds of $145.7 million after underwriter discounts but before offering expenses; and

•	8.6 million common shares in October 2012 at a public offering price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses.

In October 2012, we established an at-the-market (“ATM”) stock offering program under which we may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million. We completed no sales of shares under this program in 2012.

Holders of common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit in the amount of 234,246 in 2012 and 100,939 in 2011.

We declared dividends per common share of $1.10 in 2012, $1.65 in 2011 and $1.61 in 2010.

See Note 13 for disclosure of common share activity pertaining to our share-based compensation plans.

13.    Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

In May 2010, we adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan. We may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5,900,000 common shares of beneficial interest to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted share transactions under our share-based compensation plans for 2010, 2011 and 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	668,990	$30.43
Granted	290,956	37.74
Forfeited	(13,986)	34.38
Vested	(276,102)	32.24
Unvested at December 31, 2010	669,858	32.77
Granted	320,284	33.68
Forfeited	(18,058)	34.23
Vested	(323,706)	32.86
Unvested at December 31, 2011	648,378	33.13
Granted	177,662	23.64
Forfeited	(17,019)	31.43
Vested	(374,378)	32.72
Unvested at December 31, 2012	434,643	$29.67
Restricted shares expected to vest	419,014	$29.73

The aggregate intrinsic value of restricted shares that vested was $9.0 million in 2012, $11.2 million in 2011 and $10.3 million in 2010.

Our Board of Trustees made the following grants of Performance Share Units (“PSUs”) to executives:

•
100,645 PSUs on March 4, 2010 (the “2010 PSU Grants”) with an aggregate grant date fair value of $5.4 million. Certain executives voluntarily cancelled 58,105 of these PSUs in 2011; we recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations. The remaining PSUs at December 31, 2011 were held by Mr. Randall M. Griffin, our former Chief Executive Officer, and were terminated upon his retirement on March 31, 2012; based on the Company’s total shareholder return relative to its peer group of companies, there was no payout value in connection with the termination of the PSUs;

•	56,883 PSUs on March 3, 2011 (the “2011 PSU Grants”) with an aggregate grant date fair value of $2.8 million which were all outstanding at December 31, 2012; and

•	54,070 PSUs on March 1, 2012, (the “2012 PSU Grants”) with an aggregate grant date fair value of $1.8 million which were all outstanding at December 31, 2012.

The PSUs have a performance period beginning on the respective grant dates and concluding on the earlier of three years from the respective grant dates or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the Company’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for PSUs granted in 2010, 2011 and 2012 are set forth below:

	For the Years Ended December 31,
	2012	2011	2010
Grant date fair value	$32.77	$49.15	$53.31
Baseline common share value	$24.39	$35.17	$37.84
Expected volatility of common shares	43.2%	61.1%	62.2%
Risk-free interest rate	0.41%	1.32%	1.38%

The following table summarizes option transactions under our share-based compensation plans for 2010, 2011 and 2012 (dollars in thousands, except per share data):

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,501,906	$8.63 - $57.00	$30.29	5	$14,579
Forfeited/Expired – 2010	(34,966)	$41.33 - $49.60	$46.59
Exercised – 2010	(278,656)	$8.63 - $42.07	$16.42
Outstanding at December 31, 2010	1,188,284	$9.54 - $57.00	$33.07	5	$7,987
Forfeited/Expired – 2011	(51,598)	$22.49 - $50.59	$42.82
Exercised – 2011	(191,264)	$9.54 - $30.25	$12.82
Outstanding at December 31, 2011	945,422	$13.40 - $57.00	$36.63	4	$510
Forfeited/Expired – 2012	(85,588)	$25.52 - $57.00	$42.98
Exercised – 2012	(61,624)	$13.40 - $22.49	$15.08
Outstanding at December 31, 2012	798,210	$13.60 - $57.00	$37.62	3	$325
Exercisable at December 31, 2010	1,188,284	(1)	$33.07
Exercisable at December 31, 2011	945,422	(2)	$36.63
Exercisable at December 31, 2012	798,210	(3)	$37.62

(1)
231,946 of these options had an exercise price ranging from $9.54 to $16.73; 246,103 had an exercise price ranging from $16.74 to $30.04; 205,012 had an exercise price ranging from $30.05 to $41.28; 253,607 had an exercise price ranging from $41.29 to $45.24; and 251,616 had an exercise price ranging from $45.25 to $57.00.

(2)
53,957 of these options had an exercise price ranging from $13.40 to $16.73; 225,903 had an exercise price ranging from $16.74 to $30.04; 198,762 had an exercise price ranging from $30.05 to $41.28; and 466,800 had an exercise price ranging from $41.29 to $57.00.

(3)
9,500 of these options had an exercise price ranging from $13.60 to $16.73; 204,736 had an exercise price ranging from $16.74 to $30.04; 180,962 had an exercise price ranging from $30.05 to $41.28; and 403,012 had an exercise price ranging from $41.29 to $57.00.

The aggregate intrinsic value of options exercised was $553,000 in 2012, $4.0 million in 2011 and $5.9 million in 2010.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax benefit of $43,000 in 2012 and $47,000 in 2011 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

The table below sets forth our reporting for share based compensation expense (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
General, administrative and leasing expenses	$8,611	$9,077	$7,511
Property operating expenses	1,371	2,843	2,543
Capitalized to development activities	1,202	2,347	1,791
Share-based compensation expense	$11,184	$14,267	$11,845

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of: 0% for all PSUs; 0% to 5% for restricted shares for 2012; and 0% to 4% for restricted shares for 2011 and 2010.

As of December 31, 2012, all of our options are vested and fully expensed. As of December 31, 2012, there was $6.8 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2012, there was $2.3 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average performance period of approximately two years.

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to contribute up to 90% of their compensation, as defined in the Plan, per pay period on a before-tax basis or after-tax basis, or a combination of both, subject to limitations under the Internal Revenue Code of 1986 ( the “IRC”), as amended. Participants who are 50 years of age or older by the end of a particular plan year and have contributed the maximum 401(k) deferral amount allowed under the plan for that year are eligible to contribute an additional portion of their annual compensation on a before-tax basis as catch-up contributions, up to the annual limit under the IRC. We match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the plan and 50% of the next 5% in participant contributions to the plan (representing an aggregate match by us of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the plan).  Participants’ contributions are fully vested. Participants are 50% vested in Company matching contributions after one year of credited service and 100% vested after two years of credited service. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $1.1 million in 2012, $1.1 million in 2011 and $1.0 million in 2010. The 401(k) plan is fully funded at December 31, 2012.

Deferred Compensation Plan

We have a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The balance of the plan, which was fully funded, totaled $6.8 million at December 31, 2012 and $7.6 million at December 31, 2011, and is included in the accompanying consolidated balance sheets.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2025. Gross minimum future rentals on noncancelable leases in our properties at December 31, 2012 were as follows (in thousands):

Year Ending December 31,
2013	$352,149
2014	310,422
2015	261,123
2016	208,483
2017	168,585
Thereafter	373,283
$1,674,045

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.    Information by Business Segment

We have ten reportable operating office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio; Washington, DC — Capitol Riverfront; St. Mary’s and King George Counties; Greater Baltimore; Suburban Maryland; Colorado Springs; Greater Philadelphia; and other). We also have an operating wholesale data center segment.  On January 1, 2012, we revised our reportable segments to include only operating properties.  Accordingly, we revised net operating income from real estate operations (“NOI from real estate operations”) to exclude operating expenses not related to operating properties, revised our definition of segment assets to include only long-lived assets associated with operating properties and revised our definition of additions to long-lived assets to include only additions to existing operating properties (excluding acquisitions and transfers from non-operating properties).  In 2012, we also reclassified costs expensed in connection with marketing space for lease to prospective tenants from property operating expenses to general, administrative and leasing expenses, the result of which is the exclusion of such expenses from NOI from real estate operations. Financial information for prior periods has been presented in conformity with these revisions.

The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Year Ended December 31, 2012
Revenues from real estate operations	$224,959	$79,574	$32,018	$16,697	$16,392	$52,616	$15,016	$25,189	$9,698	$14,294	$6,647	$493,100
Property operating expenses	77,295	29,103	16,499	7,555	4,745	19,917	6,295	9,283	2,562	2,666	4,815	180,735
NOI from real estate operations	$147,664	$50,471	$15,519	$9,142	$11,647	$32,699	$8,721	$15,906	$7,136	$11,628	$1,832	$312,365
Additions to long-lived assets	$24,599	$65,157	$280	$317	$1,844	$9,690	$1,319	$2,977	$286	$133	$199	$106,801
Transfers from non-operating properties	$64,318	$44,250	$468	$—	$289	$37,558	$790	$4,295	$10,626	$394	$58,009	$220,997
Segment assets at December 31, 2012	$1,214,105	$569,860	$119,369	$104,544	$98,027	$320,548	$53,252	$176,726	$78,798	$109,924	$100,777	$2,945,930
Year Ended December 31, 2011
Revenues from real estate operations	$218,051	$74,214	$30,066	$17,878	$14,366	$70,668	$21,982	$23,860	$7,458	$12,235	$5,054	$495,832
Property operating expenses	78,631	28,518	14,371	6,762	4,142	29,543	9,174	8,800	1,402	3,048	3,429	187,820
NOI from real estate operations	$139,420	$45,696	$15,695	$11,116	$10,224	$41,125	$12,808	$15,060	$6,056	$9,187	$1,625	$308,012
Additions to long-lived assets	$20,974	$14,770	$—	$2,794	$1,638	$21,086	$12,267	$4,116	$516	$26,889	$59	$105,109
Transfers from non-operating properties	$67,357	$4	$17,638	$—	$16,858	$16,307	$395	$214	$5,446	$—	$20,169	$144,388
Segment assets at December 31, 2011	$1,216,770	$484,392	$131,412	$111,318	$100,818	$402,067	$148,635	$182,758	$102,572	$115,048	$43,650	$3,039,440
Year Ended December 31, 2010
Revenues from real estate operations	$207,456	$75,063	$21,673	$4,678	$13,967	$71,850	$21,759	$24,897	$6,299	$13,024	$1,062	$461,728
Property operating expenses	74,365	26,688	10,260	1,736	4,176	30,406	9,455	8,231	2,131	4,105	1,216	172,769
NOI from real estate operations	$133,091	$48,375	$11,413	$2,942	$9,791	$41,444	$12,304	$16,666	$4,168	$8,919	$(154)	$288,959
Additions to long-lived assets	$21,629	$91,919	$17	$92,827	$1,103	$11,501	$1,959	$1,626	$30	$(2,012)	$369	$220,968
Transfers from non-operating properties	$48,549	$(42)	$40,500	$—	$—	$15,289	$5,623	$32,438	$23,119	$14	$19,798	$185,288
Segment assets at December 31, 2010	$1,182,659	$492,005	$114,850	$119,927	$88,221	$473,977	$145,646	$215,801	$99,701	$85,633	$24,227	$3,042,647

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Segment revenues from real estate operations	$493,100	$495,832	$461,728
Construction contract and other service revenues	73,836	84,345	104,675
Less: Revenues from discontinued operations (Note 17)	(38,929)	(67,336)	(74,169)
Total revenues	$528,007	$512,841	$492,234

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Segment property operating expenses	$180,735	$187,820	$172,769
Less: Property operating expenses from discontinued operations (Note 17)	(13,574)	(25,423)	(26,152)
Total property operating expenses	$167,161	$162,397	$146,617

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

	For the Years Ended December 31,
	2012	2011	2010
Construction contract and other service revenues	$73,836	$84,345	$104,675
Construction contract and other service expenses	(70,576)	(81,639)	(102,302)
NOI from service operations	$3,260	$2,706	$2,373

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
NOI from real estate operations	$312,365	$308,012	$288,959
NOI from service operations	3,260	2,706	2,373
Interest and other income	7,172	5,603	9,568
Equity in (loss) income of unconsolidated entities	(546)	(331)	1,376
Income tax (expense) benefit	(381)	6,710	(108)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(113,480)	(113,111)	(97,897)
Impairment losses	(43,214)	(83,478)	—
General, administrative and leasing expenses	(31,900)	(30,314)	(28,501)
Business development expenses and land carry costs	(5,711)	(6,122)	(6,403)
Interest expense on continuing operations	(94,624)	(98,222)	(95,729)
NOI from discontinued operations	(25,355)	(41,913)	(48,017)
Loss on interest rate derivatives	—	(29,805)	—
Loss on early extinguishment of debt	(943)	(1,639)	—
Income (loss) from continuing operations	$6,643	$(81,904)	$25,621

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment assets to total assets (in thousands):

	As of December 31,
	2012	2011
Segment assets	$2,945,930	$3,039,440
Non-operating property assets	570,402	658,900
Other assets	137,427	165,215
Total assets	$3,653,759	$3,863,555

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

The differences between taxable income reported on our income tax return (estimated 2012 and actual 2011 and 2010) and net income as reported on our consolidated statements of operations are set forth below (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
	(Estimated)
Net income (loss)	$20,341	$(127,576)	$45,504
Adjustments:
Rental revenue recognition	(12,575)	(10,708)	(9,192)
Compensation expense recognition	(2,098)	(1,298)	(4,820)
Operating expense recognition	1,148	751	280
Gain on sales of properties	(45,323)	1,154	6,548
Impairment losses	66,910	151,021	—
Loss on interest rate derivatives	(29,805)	29,805	—
Gains from non-real estate investments	2,843	4,447	(6,994)
Income from service operations	1,500	(12,078)	(1,628)
Income tax expense	381	6,710	119
Depreciation and amortization	25,410	44,070	42,365
Discounts/premiums included in interest expense	3,194	5,548	5,841
Income from unconsolidated entities	(725)	(374)	(244)
Noncontrolling interests, gross	(463)	(7,502)	(3,288)
Other	836	80	2,173
Taxable income	$31,574	$84,050	$76,664

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on our common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Ordinary income	33.2%	56.9%	59.7%	100.0%	85.9%	88.3%
Long term capital gain	0.0%	9.4%	8.0%	0.0%	14.1%	11.7%
Return of capital	66.8%	33.7%	32.3%	0.0%	0.0%	0.0%

We distributed all of our REIT taxable income in 2012, 2011 and 2010 and, as a result, did not incur Federal income tax in those years on such income.

The net basis of our consolidated assets and liabilities for tax reporting purposes is approximately $387 million lower than the amount reported on our consolidated balance sheet at December 31, 2012, which is primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes. Our TRS had income (loss) before income taxes under GAAP of $11.3 million in 2012, $(27.7) million in 2011 and $345,000 in 2010. Our TRS’ provision for income tax consisted of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Deferred
Federal	$(312)	$5,510	$64
State	(69)	1,219	14
	(381)	6,729	78
Current
Federal	—	(16)	(161)
State	—	(3)	(36)
	—	(19)	(197)
Total income tax (expense) benefit	$(381)	$6,710	$(119)
Reported on line entitled income tax (expense) benefit	$(381)	$6,710	$(108)
Reported on line entitled gain on sales of real estate, net	—	—	(11)
Total income tax (expense) benefit	$(381)	$6,710	$(119)

A reconciliation of our TRS’ Federal statutory rate to the effective tax rate for income tax reported on our statements of operations is set forth below:

	For the Years Ended December 31,
	2012	2011	2010
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.6%	4.6%	4.2%
Other	0.0%	0.0%	(3.5)%
Effective tax rate	38.6%	38.6%	34.7%

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods. As of December 31, 2012, our TRS had a net operating loss carryforward for federal income tax purposes of approximately $16 million expiring in 2033.

The table below sets forth the tax effects of temporary differences and carry forwards included in the net deferred tax asset of our TRS (in thousands):

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2012	2011
Operating loss and interest deduction carry forwards	$6,014	$1,758
Share-based compensation	598	497
Property (1)	—	4,668
Net deferred tax asset	$6,612	$6,923

(1)	Difference primarily pertains to depreciation and amortization, basis of contributed assets and the capitalization of interest and certain other costs.

 We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

17.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	11101 McCormick Road in Greater Baltimore that was sold on February 1, 2010;

•	431 and 437 Ridge Road in Central New Jersey (included in the Other region) that were sold on September 8, 2010;

•	1344 and 1348 Ashton Road and 1350 Dorsey Road in the Baltimore/Washington Corridor that were sold on May 24, 2011;

•	216 Schilling Circle in Greater Baltimore that was sold on August 23, 2011;

•	four properties comprising the Towson Portfolio in Greater Baltimore that were sold on September 29, 2011;

•	11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

•	10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

•	13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011;

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012;

•	400 Professional Drive in Suburban Maryland for which the title to the property was transferred to the mortgage lender on July 2, 2012 (see Note 5);

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012; and

•	16 operating properties in Colorado Springs and an operating property in Suburban Maryland classified as held for sale at December 31, 2012.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue from real estate operations	$38,929	$67,336	$74,169
Property operating expenses	(13,574)	(25,423)	(26,152)
Depreciation and amortization	(8,457)	(21,020)	(25,346)
Impairment losses	(23,696)	(67,543)	—
General, administrative and leasing expenses	(3)	(12)	(223)
Business development and land carry costs	(24)	(75)	(72)
Interest expense	(2,174)	(6,079)	(6,399)
Gain on sales of real estate	20,940	4,796	1,077
Gain (loss) on early extinguishment of debt	1,736	(384)	—
Discontinued operations	$13,677	$(48,404)	$17,054

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	As of December 31,
	2012	2011
Properties, net	$128,740	$108,356
Deferred rent receivable	4,068	2,800
Intangible assets on real estate acquisitions, net	4,409	1,737
Deferred leasing costs, net	2,923	3,723
Lease incentives	89	—
Assets held for sale, net	$140,229	$116,616

18.    Earnings Per Share (“EPS”)

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

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$6,643	$(81,904)	$25,621
Gain on sales of real estate, net	21	2,732	2,829
Preferred share dividends	(20,844)	(16,102)	(16,102)
Issuance costs associated with redeemed preferred shares	(1,827)	—	—
Loss (income) from continuing operations attributable to noncontrolling interests	1,387	5,288	(1,421)
Income from continuing operations attributable to restricted shares	(469)	(1,037)	(1,071)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$(15,089)	$(91,023)	$9,856
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$(15,089)	$(91,023)	$9,856
Discontinued operations	13,677	(48,404)	17,054
Discontinued operations attributable to noncontrolling interests	(751)	2,860	(1,323)
Numerator for basic and diluted EPS on net (loss) income attributable to COPT common shareholders	$(2,163)	$(136,567)	$25,587
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	73,454	69,382	59,611
Dilutive effect of share-based compensation awards	—	—	333
Denominator for diluted EPS	73,454	69,382	59,944
Basic EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.21)	$(1.31)	$0.17
Discontinued operations attributable to COPT common shareholders	0.18	(0.66)	0.26
Net (loss) income attributable to COPT common shareholders	$(0.03)	$(1.97)	$0.43
Diluted EPS:
(Loss) income from continuing operations attributable to COPT common shareholders	$(0.21)	$(1.31)	$0.17
Discontinued operations attributable to COPT common shareholders	0.18	(0.66)	0.26
Net (loss) income attributable to COPT common shareholders	$(0.03)	$(1.97)	$0.43

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2012	2011	2010
Conversion of common units	4,235	4,355	4,608
Conversion of convertible preferred units	176	176	176
Conversion of convertible preferred shares	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares of 461,000 for 2012, 638,000 for 2011 and 666,000 for 2010; and

•	weighted average options of 772,000 for 2012, 712,000 for 2011 and 653,000 for 2010, respectively.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As discussed in Note 10, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

19.    Quarterly Data (Unaudited)
The tables below set forth selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$132,195	$128,163	$130,144	$137,505
Operating income (loss)	$36,192	$33,837	$(8,586)	$34,522
Income (loss) from continuing operations	$12,685	$10,065	$(31,850)	$15,743
Discontinued operations	$(2,450)	$1,775	$11,085	$3,267
Net income (loss)	$10,235	$11,861	$(20,765)	$19,010
Net loss (income) attributable to noncontrolling interests	60	(556)	1,603	(471)
Net income (loss) attributable to COPT	10,295	11,305	(19,162)	18,539
Preferred share dividends	(4,025)	(4,167)	(6,546)	(6,106)
Issuance costs associated with redeemed preferred shares	—	—	(1,827)	—
Net income (loss) attributable to COPT common shareholders	$6,270	$7,138	$(27,535)	$12,433
Basic earnings per common share	$0.09	$0.10	$(0.39)	$0.16
Diluted earnings per common share	$0.09	$0.10	$(0.39)	$0.16

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$126,320	$131,840	$126,707	$127,974
Operating income (loss)	$787	$16,600	$27,400	$(9,007)
(Loss) income from continuing operations	$(22,851)	$(397)	$1,669	$(60,325)
Discontinued operations	$1,584	$(25,008)	$5,801	$(30,781)
Net (loss) income	$(18,566)	$(25,378)	$7,470	$(91,102)
Net loss (income) attributable to noncontrolling interests	1,204	1,964	(626)	5,606
Net (loss) income attributable to COPT	(17,362)	(23,414)	6,844	(85,496)
Preferred share dividends	(4,025)	(4,026)	(4,025)	(4,026)
Net (loss) income attributable to COPT common shareholders	$(21,387)	$(27,440)	$2,819	$(89,522)
Basic earnings per common share	$(0.33)	$(0.40)	$0.04	$(1.26)
Diluted earnings per common share	$(0.33)	$(0.41)	$0.04	$(1.26)

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The amounts reported above were revised for the error corrections described in Note 2. The tables below set forth the revisions to the selected quarterly information (the “Previously Reported” columns include the effects of other reclassifications and retrospective changes in presentation discussed in Note 2)(in thousands):

	Three Months Ended
	3/31/2012		6/30/2012		9/30/2012
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Income (loss) from continuing operations	$9,427	$12,685	$10,065	$10,065	$(31,850)	$(31,850)
Net income (loss)	$6,977	$10,235	$11,861	$11,861	$(20,765)	$(20,765)
Net (income) loss attributable to noncontrolling interests	(300)	60	(1,107)	(556)	993	1,603
Net income (loss) attributable to COPT	$6,677	$10,295	$10,754	$11,305	$(19,772)	$(19,162)
Net income (loss) attributable to COPT common shareholders	$2,652	$6,270	$6,587	$7,138	$(28,145)	$(27,535)
Basic and diluted earnings per common share	$0.04	$0.09	$0.09	$0.10	$(0.39)	$(0.39)

	Three Months Ended
	3/31/2011		6/30/2011		9/30/2011		12/31/2011
	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
(Loss) income from continuing operations	$(22,851)	$(22,851)	$(1,026)	$(397)	$1,669	$1,669	$(56,438)	$(60,325)
Net (loss) income	$(18,566)	$(18,566)	$(26,007)	$(25,378)	$7,470	$7,470	$(87,215)	$(91,102)
Net loss (income) attributable to noncontrolling interests	776	1,204	1,783	1,964	(904)	(626)	4,988	5,606
Net (loss) income attributable to COPT	$(17,790)	$(17,362)	$(24,224)	$(23,414)	$6,566	$6,844	$(82,227)	$(85,496)
Net (loss) income attributable to COPT common shareholders	$(21,815)	$(21,387)	$(28,250)	$(27,440)	$2,541	$2,819	$(86,253)	$(89,522)
Basic earnings per common share	$(0.33)	$(0.33)	$(0.42)	$(0.40)	$0.03	$0.04	$(1.21)	$(1.26)
Diluted earnings per common share	$(0.33)	$(0.33)	$(0.42)	$(0.41)	$0.03	$0.04	$(1.21)	$(1.26)

20.    Commitments and Contingencies

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees is approximately $64 million.  We are entitled to recover 80% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnity agreement.  In 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Management considered this event and estimates that the aggregate fair value of the guarantees would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.3 million square feet of office space on 92 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of December 31, 2012.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.6 million liability through December 31, 2012 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Ground Leases

We are obligated as lessee under ground leases with various lease expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these leases as of December 31, 2012 follow (in thousands):

Year Ending December 31,
2013	$919
2014	973
2015	974
2016	974
2017	974
Thereafter	81,700
$86,514

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

•
to indemnify the tenant for consequential damages (e.g., business interruption) at one of the buildings in perpetuity and another of the buildings through 2025.  This indemnification is limited to $12.5 million; and

•
to pay 50% of additional costs related to construction and environmental regulatory activities incurred by the tenant as a result of the indemnified environmental condition of the properties.  This indemnification is limited to $300,000 annually and $1.5 million in the aggregate.

Corporate Office Properties Trust
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
1000 Redstone Gateway (O)	Huntsville, AL	$11,078	$—	$18,582	$—	$—	$18,582	$18,582	$—	(7)	3/23/2010
1055 North Newport Road (O)(10)	Colorado Springs, CO	—	972	5,708	—	972	5,708	6,680	(178)	2007-2008	5/19/2006
10807 New Allegiance Drive (O)(10)	Colorado Springs, CO	—	1,840	15,439	122	1,840	15,561	17,401	(298)	2009	9/28/2005
1099 Winterson Road (O)	Linthicum, MD	12,012	1,323	5,293	2,499	1,323	7,792	9,115	(3,348)	1988	4/30/1998
1100 Redstone Gateway (O)	Huntsville, AL	—	—	924	—	—	924	924	—	(7)	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	21	364	3,130	3,494	(878)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(7,278)	2007	9/15/2006
1190 Winterson Road (O)	Linthicum, MD	11,291	1,335	5,340	4,025	1,335	9,365	10,700	(5,111)	1987	4/30/1998
1199 Winterson Road (O)	Linthicum, MD	18,578	1,599	6,395	3,266	1,599	9,661	11,260	(4,665)	1988	4/30/1998
1200 Redstone Gateway (O)	Huntsville, AL	—	—	2,297	—	—	2,297	2,297	—	(7)	3/23/2010
1201 M Street (O)	Washington, DC	36,659	—	49,785	1,959	—	51,744	51,744	(3,939)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	460	1,288	5,614	6,902	(2,068)	1985	4/30/1998
1220 12th Street, SE (O)	Washington, DC	30,153	—	42,464	733	—	43,197	43,197	(3,914)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/2001
12515 Academy Ridge View (O)(10)	Colorado Springs, CO	—	2,612	6,087	—	2,612	6,087	8,699	(441)	2006	6/26/2009
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	2,991	2,078	11,304	13,382	(4,626)	1996	11/18/1999
1304 Concourse Drive (O)	Linthicum, MD	—	1,999	12,934	1,202	1,999	14,136	16,135	(4,657)	2002	11/18/1999
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	2,837	2,796	14,023	16,819	(4,998)	1990	11/18/1999
131 National Business Parkway (O)	Annapolis Junction, MD	6,922	1,906	7,623	2,657	1,906	10,280	12,186	(3,876)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	2,895	2,917	15,154	18,071	(6,563)	2000	5/28/1999
13200 Woodland Park Road (O)	Herndon, VA	—	10,428	41,711	13,831	10,428	55,542	65,970	(19,432)	2002	6/2/2003
133 National Business Parkway (O)	Annapolis Junction, MD	9,262	2,517	10,068	4,821	2,517	14,889	17,406	(6,167)	1997	9/28/1998
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	677	587	3,024	3,611	(939)	1989	4/28/1999
1334 Ashton Road (O)	Hanover, MD	—	736	1,488	2,301	736	3,789	4,525	(1,468)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	19,200	3,684	7,517	2,230	3,684	9,747	13,431	(4,138)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,067	905	4,687	5,592	(1,874)	1989	4/28/1999
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	588	306	1,811	2,117	(727)	1989	4/28/1999
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(435)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	2,722	1,386	8,298	9,684	(2,853)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	3,909	2,899	15,895	18,794	(4,605)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	9,925	2,484	9,750	2,882	2,484	12,632	15,116	(4,932)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	1,706	8,412	18	1,706	8,430	10,136	(841)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	1,724	3,507	31,901	35,408	(973)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	643	3,407	24,810	28,217	(5,748)	2003	12/31/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
141 National Business Parkway (O)	Annapolis Junction, MD	9,725	2,398	9,590	2,389	2,398	11,979	14,377	(4,354)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	1,009	3,731	16,962	20,693	(4,529)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,800	—	—	1,800	—	1,800	—	(8)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	508	1,572	8,683	10,255	(3,385)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	539	1,615	8,897	10,512	(3,434)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	3,560	3,436	17,962	21,398	(5,796)	1999	7/25/2003
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,045	18,198	5,193	65,243	70,436	(20,752)	1989	11/30/2001
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	50,415	5,222	27,964	55,637	83,601	(5,696)	2006	10/27/2009
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	344	3,500	42,265	45,765	(6,503)	2006	11/30/2001
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	726	4,415	21,091	25,506	(7,276)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	1,423	5,753	15,038	20,791	(4,891)	2000	8/14/2002
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(1,862)	2009	10/28/2009
1550 Westbranch Drive (O)	McLean, VA	—	5,595	26,212	116	5,595	26,328	31,923	(2,354)	2002	6/28/2010
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	28	1,097	3,798	4,895	(667)	1985/2007	6/19/2008
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	11	2,299	6,556	8,855	(1,120)	1985/2006	6/19/2008
16442 Commerce Drive (O)	Dahlgren, VA	2,305	613	2,582	555	613	3,137	3,750	(761)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	164	1,856	7,589	9,445	(1,649)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	1,885	522	2,090	185	522	2,275	2,797	(594)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,443	688	4,303	4,991	(1,224)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,321	773	4,415	5,188	(1,149)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	1,571	436	1,742	12	436	1,754	2,190	(349)	2002	12/21/2004
1670 North Newport Road (O)(10)	Colorado Springs, CO	4,383	853	5,188	763	853	5,951	6,804	(776)	1986/1987	9/30/2005
1751 Pinnacle Drive (O)	McLean, VA	30,283	10,486	42,339	12,461	10,486	54,800	65,286	(16,190)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	24,438	8,275	34,353	8,736	8,275	43,089	51,364	(10,657)	1976/2004	9/23/2004
1915 Aerotech Drive (O)	Colorado Springs, CO	3,394	556	3,094	539	556	3,633	4,189	(1,037)	1985	6/8/2006
1925 Aerotech Drive (O)	Colorado Springs, CO	3,717	556	3,067	343	556	3,410	3,966	(759)	1985	6/8/2006
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	60	726	31,151	31,877	(4,021)	2007	10/5/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	17,334	—	1,813	17,334	19,147	(107)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	16,063	—	1,045	16,063	17,108	(859)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	13,144	—	1,065	13,144	14,209	(519)	2010	9/14/2007
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,005	1,422	6,724	8,146	(1,951)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	682	1,362	6,473	7,835	(2,026)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	169	1,094	5,207	6,301	(1,569)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	227	2,243	10,646	12,889	(3,459)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	223	692	3,274	3,966	(789)	1984	3/24/2004
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(3,384)	2000	3/4/2003
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	5,096	2,098	22,430	24,528	(5,167)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	13,794	1,737	15,266	306	1,737	15,572	17,309	(5,403)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	19,359	2,251	21,611	1,075	2,251	22,686	24,937	(7,961)	2002	11/13/2000

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
2720 Technology Drive (O)	Annapolis Junction, MD	24,068	3,863	29,272	88	3,863	29,360	33,223	(6,102)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,497	4,611	16,094	20,705	(4,841)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	32,734	8,737	31,612	5,277	8,737	36,889	45,626	(11,825)	1990	9/28/1998
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,344	5,607	3,207	21,951	25,158	(3,785)	1982/2008	12/20/2005
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	58,642	119	1,517	58,761	60,278	(4,026)	2009	11/14/2003
302 Sentinel Drive (O)	Annapolis Junction, MD	22,693	2,648	29,398	380	2,648	29,778	32,426	(3,642)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	37,280	3,411	24,917	132	3,411	25,049	28,460	(4,361)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	20,973	3,260	22,592	110	3,260	22,702	25,962	(3,541)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,197	—	1,422	26,197	27,619	(1,085)	2010	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,576	26	261	26,602	26,863	(2,028)	2009	8/4/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	9,128	—	3,138	9,128	12,266	—	(7)	11/14/2003
3120 Fairview Park Drive (O)	Falls Church, VA	—	6,863	35,606	5,406	6,863	41,012	47,875	(2,247)	2008	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,325	—	1,254	1,325	2,579	(149)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	31,861	131	2,748	31,992	34,740	(830)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	22,240	2,185	28,426	—	2,185	28,426	30,611	(4,849)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(2,688)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	21,912	2,605	22,827	—	2,605	22,827	25,432	(3,431)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,005	—	1,656	23,005	24,661	(1,352)	2010	6/29/2006
3535 Northrop Grumman Pt. (O)(10)	Colorado Springs, CO	17,982	—	18,388	121	—	18,509	18,509	(1,555)	2008	6/10/2008
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	4,821	2,483	15,236	17,719	(5,242)	1986	12/21/1999
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	16,569	—	1,831	16,569	18,400	(34)	2012	6/29/2003
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	15,673	—	2,370	15,673	18,043	—	(7)	6/29/2006
4230 Forbes Boulevard (O)(10)	Lanham, MD	—	511	4,346	192	511	4,538	5,049	(1,837)	2003	12/24/2002
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,038	—	1,852	21,038	22,890	(449)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	118	817	1,701	2,518	(161)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	336	405	1,955	2,360	(475)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	1,939	88	434	2,027	2,461	(636)	1989	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	126	344	1,016	1,360	(90)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,217	1,309	4,723	6,032	(921)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,794	—	2,272	13,794	16,066	(368)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,078	1,406	6,874	8,280	(2,147)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	656	1,200	7,855	9,055	(1,083)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(2,379)	2004	8/14/2002
4940 Campbell Drive (O)	White Marsh, MD	—	1,379	3,858	987	1,379	4,845	6,224	(933)	1990	1/9/2007
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	4,456	62	1,308	4,518	5,826	(678)	1983	1/9/2007
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	4,686	84	1,299	4,770	6,069	(727)	1985	1/9/2007
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	781	1,014	3,917	4,931	(673)	1986-1988	1/9/2007
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	332	624	2,256	2,880	(496)	1986-1988	1/9/2007
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	250	767	2,670	3,437	(702)	1986-1988	1/9/2007

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	45	700	2,183	2,883	(396)	1986-1988	1/9/2007
525 Babcock Road (O)(10)	Colorado Springs, CO	—	355	397	79	355	476	831	(89)	1967	7/12/2007
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	485	816	4,461	5,277	(763)	2002	1/9/2007
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,616	761	5,178	5,939	(1,380)	2005	1/9/2007
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,066	—	—	20,066	20,066	(1,679)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(614)	2007	3/8/2006
565 Space Center Drive (O)(10)	Colorado Springs, CO	—	644	6,284	352	644	6,636	7,280	(107)	2009	7/8/2005
5725 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,882	900	11,397	2,832	900	14,229	15,129	(4,567)	1984	5/18/2006
5755 Mark Dabling Boulevard (O)	Colorado Springs, CO	10,208	799	10,324	3,597	799	13,921	14,720	(3,464)	1989	5/18/2006
5775 Mark Dabling Boulevard (O)	Colorado Springs, CO	12,477	1,035	12,440	1,658	1,035	14,098	15,133	(4,260)	1984	5/18/2006
5825 University Research Court (O)	College Park, MD	16,292	—	22,190	11	—	22,201	22,201	(2,118)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	22,183	—	30,273	57	—	30,330	30,330	(2,236)	2008	1/29/2008
655 Space Center Drive (O)(10)	Colorado Springs, CO	—	745	15,445	59	745	15,504	16,249	—	2008	7/8/2005
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	4,628	1,755	11,647	13,402	(4,568)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,588	1,592	897	5,180	6,077	(2,440)	1988	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	314	2,683	23,553	26,236	(3,503)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	2,525	1,242	7,494	8,736	(3,394)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	29,252	1,753	34,090	—	1,753	34,090	35,843	(3,233)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	579	449	5,618	6,067	(1,787)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	1,648	2,807	20,746	23,553	(6,546)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,045	1,424	8,741	10,165	(3,933)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	114	675	1,825	2,500	(195)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,351	1,263	15,812	17,075	(5,893)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	1,979	890	5,540	6,430	(2,582)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	17,300	3,545	9,916	3,162	3,545	13,078	16,623	(5,274)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	1,033	3,596	15,302	18,898	(5,975)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	15,800	3,131	12,103	622	3,131	12,725	15,856	(3,246)	1999	5/31/2002
7015 Albert Einstein Drive (O)	Columbia, MD	2,486	2,058	6,093	826	2,058	6,919	8,977	(2,179)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	571	729	3,665	4,394	(1,460)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	1,043	902	4,727	5,629	(2,058)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	1,263	919	5,026	5,945	(1,923)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	2,415	1,829	14,238	16,067	(4,340)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	128	279	3,361	407	3,768	—	1973/1999(8)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	33,779	17,126	46,994	6,583	17,126	53,577	70,703	(10,556)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	1,784	1,350	6,143	7,493	(1,577)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	299	704	2,270	2,974	(499)	1990	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,961	1,104	5,479	6,583	(2,174)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	1,326	1,342	5,304	6,646	(1,406)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	321	1,032	3,750	4,782	(867)	1991	9/19/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	972	1,821	5,360	7,181	(1,163)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	1,503	2,732	8,509	11,241	(2,688)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	594	1,283	3,690	4,973	(726)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	4,133	—	1,788	4,133	5,921	—	1996(7)	7/27/2005
7200 Redstone Gateway (O)	Huntsville, MD	—	—	4,531	—	—	4,531	4,531	—	(7)	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	16,356	3,001	4,089	19,357	23,446	(6,741)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	14,300	—	1,367	14,300	15,667	—	(7)	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	5,232	1,479	6,300	1,798	1,479	8,098	9,577	(1,663)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	812	972	4,700	5,672	(1,582)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	7,000	905	3,570	1,575	905	5,145	6,050	(1,557)	1983	4/4/2002
745 Space Center Drive (O)(10)	Colorado Springs, CO	—	654	7,521	15	654	7,536	8,190	(171)	2006	7/8/2005
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	1,924	1,629	8,441	10,070	(3,346)	1990	4/28/1999
7700 Potranco Road (O)	San Antonio, TX	—	14,020	38,804	7	14,020	38,811	52,831	(5,703)	1982/1985	3/30/2005
7700-1 Potranco Road (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(108)	2007	3/30/2005
7700-5 Potranco Road (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(154)	2009	3/30/2005
7740 Milestone Parkway (O)	Hanover, MD	17,548	3,825	34,363	61	3,825	34,424	38,249	(2,265)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	931	6,387	71,600	8	6,387	71,608	77,995	(157)	2012(7)	3/10/2010
800 International Drive (O)	Linthicum, MD	8,408	775	3,099	947	775	4,046	4,821	(1,662)	1988	4/30/1998
8000 Potranco Road (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(1,149)	2010	1/20/2006
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	53	611	1,664	2,275	(311)	1999	1/9/2007
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	307	1,434	3,643	5,077	(727)	1995	1/9/2007
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	1,672	1,349	4,934	6,283	(842)	1998	1/9/2007
8013 Corporate Drive (O)	White Marsh, MD	—	642	1,536	1,809	642	3,345	3,987	(432)	1990	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	—	446	1,116	243	446	1,359	1,805	(306)	1990	1/9/2007
8019 Corporate Drive (O)	White Marsh, MD	—	680	1,898	738	680	2,636	3,316	(555)	1990	1/9/2007
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	2,199	2,184	5,966	8,150	(954)	1997	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	—	651	1,603	5	651	1,608	2,259	(267)	1990	1/9/2007
8030 Potranco Road (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(1,148)	2010	1/20/2006
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	369	1,960	4,085	6,045	(820)	1998	1/9/2007
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	633	1,797	4,284	6,081	(558)	1998	1/9/2007
8100 Potranco Road (L)	San Antonio, TX	—	1,964	1,396	—	1,964	1,396	3,360	—	(8)	6/14/2005
8110 Corporate Drive (O)	White Marsh, MD	—	2,285	10,117	489	2,285	10,606	12,891	(2,202)	2001	1/9/2007
8140 Corporate Drive (O)	White Marsh, MD	—	2,158	8,457	2,018	2,158	10,475	12,633	(3,046)	2003	1/9/2007
849 International Drive (O)	Linthicum, MD	11,692	1,356	5,426	3,081	1,356	8,507	9,863	(4,043)	1988	2/23/1999
8621 Robert Fulton Drive (O)	Columbia, MD	11,000	2,317	12,642	199	2,317	12,841	15,158	(2,314)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	6,200	1,510	3,764	1,042	1,510	4,806	6,316	(1,518)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	7,600	1,718	4,280	1,941	1,718	6,221	7,939	(2,148)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	18,900	2,003	9,442	6,689	2,003	16,131	18,134	(7,148)	1981	8/3/2001
881 Elkridge Landing Road (O)	Linthicum, MD	11,812	1,034	4,137	1,049	1,034	5,186	6,220	(1,991)	1986	4/30/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	1,777	1,165	6,549	7,714	(2,674)	1984	7/2/2001
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	2,887	1,993	10,859	12,852	(4,722)	1982	4/30/1998
900 International Drive (O)	Linthicum, MD	8,008	981	3,922	834	981	4,756	5,737	(1,964)	1986	4/30/1998
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	1,558	1,156	5,995	7,151	(2,148)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,024	1,215	6,885	8,100	(2,789)	1985	4/30/1998
920 Elkridge Landing Road (O)	Linthicum, MD	—	2,081	9,683	687	2,081	10,370	12,451	(4,084)	1982	7/2/2001
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	639	1,044	4,815	5,859	(1,989)	1983	4/30/1998
930 International Drive (O)	Linthicum, MD	8,488	1,013	4,053	1,100	1,013	5,153	6,166	(2,203)	1986	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	1,209	4,748	476	1,209	5,224	6,433	(1,615)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	1,790	939	5,546	6,485	(2,452)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	1,104	4,718	170	1,104	4,888	5,992	(4,884)	(8)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	196,428	253	6,050	196,681	202,731	(2,809)	2010	9/14/2010
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	5,833	3,415	19,556	22,971	(7,927)	1988	12/21/1999
980 Technology Court (O)(10)	Colorado Springs, CO	—	526	2,046	442	526	2,488	3,014	(585)	1995	9/28/2005
985 Space Center Drive (O)(10)	Colorado Springs, CO	—	777	12,287	1,569	777	13,856	14,633	(2,948)	1989	9/28/2005
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	202	979	3,668	4,647	(734)	1999	1/9/2007
9910 Franklin Square Drive (O)	White Marsh, MD	5,040	1,219	6,590	65	1,219	6,655	7,874	(1,457)	2005	1/9/2007
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	1,429	1,058	6,722	7,780	(1,470)	2006	1/9/2007
9925 Federal Drive (O)(10)	Colorado Springs, CO	—	1,129	4,334	80	1,129	4,414	5,543	(97)	2008	9/28/2005
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	36	1,137	3,957	5,094	(795)	2001	1/9/2007
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	281	1,052	3,663	4,715	(732)	2000	1/9/2007
9945 Federal Drive (O)(10)	Colorado Springs, CO	—	1,854	849	—	1,854	849	2,703	(13)	2009	9/28/2005
9950 Federal Drive (O)(10)	Colorado Springs, CO	—	877	5,045	1,501	877	6,546	7,423	(1,944)	2001	12/22/2005
9960 Federal Drive (O)(10)	Colorado Springs, CO	—	695	2,286	291	695	2,577	3,272	(256)	2001	12/22/2005
9965 Federal Drive (L)(10)	Colorado Springs, CO	—	466	—	—	466	—	466	—	(8)	12/22/2005
9965 Federal Drive (O)(10)	Colorado Springs, CO	—	1,401	6,061	565	1,401	6,626	8,027	(907)	1983/2007	1/19/2006
999 Corporate Boulevard (O)	Linthicum, MD	13,533	1,187	8,332	556	1,187	8,888	10,075	(3,230)	2000	8/1/1999
Aerotech Commerce (L)	Colorado Springs, CO	—	900	—	—	900	—	900	—	(8)	5/19/2006
Arborcrest (O)	Blue Bell, PA	—	21,969	83,529	1,094	21,969	84,623	106,592	(2,686)	1991(6)(7)	10/14/1997
Arundel Preserve (L)	Hanover, MD	—	—	5,886	—	—	5,886	5,886	—	(8)	(9)
Ashburn Crossing - DC-8 (O)	Ashburn, VA	—	7,291	—	—	7,291	—	7,291	—	(7)	12/27/2012
Ashburn Crossing - DC-9 (O)	Ashburn, VA	—	4,192	—	—	4,192	—	4,192	—	(7)	12/27/2012
Ashburn Crossing (L)	Ashburn, VA	—	4,309	3	—	4,309	3	4,312	—	(8)	12/27/2012
Canton Crossing Land (L)	Baltimore, MD	—	16,085	1,820	—	16,085	1,820	17,905	—	(8)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,550	722	7,300	16,272	23,572	(1,655)	2005	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	2,938	—	6,387	2,938	9,325	—	(8)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	1,083	178	—	1,083	178	1,261	—	(8)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	726	—	705	726	1,431	—	(8)	3/24/2004
Indian Head (L)	Bryans Road, MD	—	6,436	—	—	6,436	—	6,436	—	(8)	10/23/2006

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
InterQuest (L)	Colorado Springs, CO	—	14,515	8	—	14,515	8	14,523	—	(8)	9/28/2005
M Square Research Park (L)	College Park, MD	—	—	3,602	—	—	3,602	3,602	—	(8)	1/29/2008
National Business Park (L)	Annapolis Junction, MD	—	2,372	6,354	—	2,372	6,354	8,726	—	(8)	11/14/2003
National Business Park North (L)	Jessup, MD	—	25,654	25,069	—	25,654	25,069	50,723	—	(8)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	6,486	10,717	—	6,486	10,717	17,203	—	(8)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	836	—	7,430	836	8,266	—	(8)	1/20/2006
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,103	1,637	7,603	9,240	(2,333)	1974/1985	12/14/2000
Patriot Park (L)	Colorado Springs, CO	—	8,768	248	—	8,768	248	9,016	—	(8)	7/8/2005
Patriot Ridge (L)	Springfield, VA	—	18,517	10,873	—	18,517	10,873	29,390	—	(8)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	13,700	—	—	13,700	13,700	—	(8)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	8,703	526	—	8,703	526	9,229	—	(8)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,621	—	8,275	3,621	11,896	—	(8)	3/30/2005
West Nursery Road (L)	Linthicum, MD	—	1,441	53	—	1,441	53	1,494	—	(8)	10/28/2009
Westfields - Park Center (L)	Herndon, VA	—	3,609	2,640	—	3,609	2,640	6,249	—	(8)	7/18/2002
Westfields Corporate Center (L)	Herndon, VA	—	7,141	1,342	—	7,141	1,342	8,483	—	(8)	7/31/2002
White Marsh (L)	White Marsh, MD	—	30,322	10,385	—	30,322	10,385	40,707	—	(8)	1/9/2007
Woodland Park (L)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(8)	4/29/2004
Other Developments, including intercompany eliminations (V)	Various	—	7	(152)	(438)	7	(590)	(583)	689	Various	Various
		$1,015,130	$681,001	$2,893,547	$285,412	$681,001	$3,178,959	$3,859,960	$(568,176)

(1)	A legend for the Property Type follows: (O) = Office Property; (L) = Land held or pre-construction; (D) = Data Center; and (V) = Various.

(2)	Excludes our term loan facilities of $770.0 million, senior exchangeable notes of $230.9 million, unsecured notes payable of $1.8 million, and net premiums on the remaining loans of $1.3 million.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.4 billion at December 31, 2012.

(4)
As discussed in Note 5 to our Consolidated Financial Statements, we recognized impairment losses of $46.1 million in connection with our property in Greater Philadelphia, Pennsylvania and $19.0 million, including exit costs, in connection with certain properties included in our Strategic Reallocation Plan.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Under construction or redevelopment at December 31, 2012.

(8)	Held or under pre-construction at December 31, 2012.

(9)	Development in progress in anticipation of acquisition at December 31, 2012.

(10)	Included in our Strategic Reallocation Plan and classified as held for sale as of December 31, 2012.

The following table summarizes our changes in cost of properties for the years ended December 31, 2012, 2011 and 2010 (in thousands):
	2012	2011	2010
Beginning balance	$4,038,932	$3,948,487	$3,452,512
Acquisitions of operating properties	33,684	26,887	187,052
Improvements and other additions	214,418	304,079	338,358
Sales	(291,491)	(75,315)	(29,430)
Impairments	(121,557)	(165,206)	—
Other dispositions	(13,891)	—	—
Other	(135)	—	(5)
Ending balance	$3,859,960	$4,038,932	$3,948,487

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2012	2011	2010
Beginning balance	$577,601	$503,032	$422,612
Depreciation expense	93,158	99,173	88,048
Sales	(40,346)	(9,640)	(7,764)
Impairments	(58,855)	(15,039)	—
Other dispositions	(3,247)	—	—
Other	(135)	75	136
Ending balance	$568,176	$577,601	$503,032