Form 10-Q
period 2013-03-31
CORPORATE OFFICE PROPERTIES TRUST
filed 2013-04-30
CIK 860546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023
Corporate Office Properties Trust
(Exact name of registrant as specified in its charter)

Maryland	23-2947217
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

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

As of April 18, 2013, 85,770,338 of the Company’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements
Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Properties, net:
Operating properties, net	$2,705,335	$2,597,666
Projects in development or held for future development	484,638	565,378
Total properties, net	3,189,973	3,163,044
Assets held for sale, net	142,404	140,229
Cash and cash equivalents	23,509	10,594
Restricted cash and marketable securities	17,040	21,557
Accounts receivable (net of allowance for doubtful accounts of $5,351 and $4,694, respectively)	10,768	19,247
Deferred rent receivable	88,716	85,802
Intangible assets on real estate acquisitions, net	72,035	75,879
Deferred leasing and financing costs, net	59,856	59,952
Prepaid expenses and other assets	80,798	77,455
Total assets	$3,685,099	$3,653,759
Liabilities and equity
Liabilities:
Debt, net	$1,957,360	$2,019,168
Accounts payable and accrued expenses	90,645	97,922
Rents received in advance and security deposits	26,024	27,632
Dividends and distributions payable	29,947	28,698
Deferred revenue associated with operating leases	10,833	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,420
Interest rate derivatives	5,340	6,185
Other liabilities	7,631	8,942
Total liabilities	2,134,200	2,206,962
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	10,356	10,298
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; 12,821,667 shares issued and outstanding)	333,833	333,833
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 85,758,438 at March 31, 2013 and 80,952,986 at December 31, 2012)	858	809
Additional paid-in capital	1,772,255	1,653,672
Cumulative distributions in excess of net income	(632,134)	(617,455)
Accumulated other comprehensive loss	(4,410)	(5,435)
Total Corporate Office Properties Trust’s shareholders’ equity	1,470,402	1,365,424
Noncontrolling interests in subsidiaries:
Common units in the Operating Partnership	50,604	52,122
Preferred units in the Operating Partnership	8,800	8,800
Other consolidated entities	10,737	10,153
Noncontrolling interests in subsidiaries	70,141	71,075
Total equity	1,540,543	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,685,099	$3,653,759
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Rental revenue	$95,295	$89,859
Tenant recoveries and other real estate operations revenue	21,440	20,802
Construction contract and other service revenues	14,262	21,534
Total revenues	130,997	132,195
Expenses
Property operating expenses	42,575	41,253
Depreciation and amortization associated with real estate operations	28,252	27,834
Construction contract and other service expenses	13,477	20,607
Impairment losses (recoveries)	1,857	(4,836)
General, administrative and leasing expenses	7,820	9,569
Business development expenses and land carry costs	1,359	1,576
Total operating expenses	95,340	96,003
Operating income	35,657	36,192
Interest expense	(22,307)	(24,431)
Interest and other income	946	1,217
Loss on early extinguishment of debt	(5,184)	—
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	9,112	12,978
Equity in income (loss) of unconsolidated entities	41	(89)
Income tax expense	(16)	(204)
Income from continuing operations	9,137	12,685
Discontinued operations	3,786	(2,450)
Income before gain on sales of real estate	12,923	10,235
Gain on sales of real estate	2,354	—
Net income	15,277	10,235
Net (income) loss attributable to noncontrolling interests:
Common units in the Operating Partnership	(429)	(373)
Preferred units in the Operating Partnership	(165)	(165)
Other consolidated entities	337	598
Net income attributable to Corporate Office Properties Trust	15,020	10,295
Preferred share dividends	(6,106)	(4,025)
Net income attributable to Corporate Office Properties Trust common shareholders	$8,914	$6,270
Net income attributable to Corporate Office Properties Trust:
Income from continuing operations	$11,437	$12,588
Discontinued operations, net	3,583	(2,293)
Net income attributable to Corporate Office Properties Trust	$15,020	$10,295
Basic earnings per common share (1)
Income from continuing operations	$0.06	$0.12
Discontinued operations	0.05	(0.03)
Net income attributable to COPT common shareholders	$0.11	$0.09
Diluted earnings per common share (1)
Income from continuing operations	$0.06	$0.12
Discontinued operations	0.05	(0.03)
Net income attributable to COPT common shareholders	$0.11	$0.09
Dividends declared per common share	$0.275	$0.275
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$15,277	$10,235
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	462	(1,987)
Losses on interest rate derivatives included in net income	658	1,474
Other comprehensive income (loss)	1,120	(513)
Comprehensive income	16,397	9,722
Comprehensive (income) loss attributable to noncontrolling interests	(352)	105
Comprehensive income attributable to Corporate Office Properties Trust	$16,045	$9,827

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,451,078	$(534,041)	$(1,733)	$73,542	$1,205,899
Conversion of common units to common shares (34,550 shares)	—	—	444	—	—	(444)	—
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Exercise of share options (5,667 shares)	—	—	82	—	—	—	82
Share-based compensation	—	—	3,746	—	—	—	3,746
Restricted common share redemptions (97,094 shares)	—	—	(2,373)	—	—	—	(2,373)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership	—	—	(88)	—	—	88	—
Comprehensive income	—	—	—	10,295	(468)	469	10,296
Dividends	—	—	—	(23,845)	—	—	(23,845)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(1,338)	(1,338)
Adjustment to arrive at fair value of noncontrolling interest	—	—	(903)	—	—	—	(903)
Balance at March 31, 2012 (72,037,627 common shares outstanding)	$216,333	$720	$1,451,981	$(547,591)	$(2,201)	$72,317	$1,191,559

Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Conversion of common units to common shares (248,644 shares)	—	3	3,172	—	—	(3,175)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,868	—	—	—	117,913
Exercise of share options (16,453 shares)	—	—	301	—	—	—	301
Share-based compensation	—	1	1,999	—	—	—	2,000
Restricted common share redemptions (60,960 shares)	—	—	(1,576)	—	—	—	(1,576)
Adjustments to noncontrolling interests resulting from changes in ownership of Operating Partnership	—	—	(2,229)	—	—	2,229	—
Comprehensive income	—	—	—	15,020	1,025	1,142	17,187
Dividends	—	—	—	(29,699)	—	—	(29,699)
Distributions to owners of common and preferred units in the Operating Partnership	—	—	—	—	—	(1,215)	(1,215)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Adjustment to arrive at fair value of noncontrolling interest	—	—	(848)	—	—	—	(848)
Increase in tax benefit from share-based compensation	—	—	(104)	—	—	—	(104)
Balance at March 31, 2013 (85,758,438 common shares outstanding)	$333,833	$858	$1,772,255	$(632,134)	$(4,410)	$70,141	$1,540,543
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$119,348	$129,184
Construction contract and other service revenues received	15,695	18,170
Property operating expenses paid	(38,865)	(39,659)
Construction contract and other service expenses paid	(15,588)	(12,454)
General, administrative, leasing, business development and land carry costs paid	(8,521)	(7,997)
Interest expense paid	(18,018)	(19,896)
Previously accreted interest expense paid	(2,263)	—
Settlement of interest rate derivatives	—	(29,738)
Proceeds from sale of trading marketable securities	—	7,041
Exit costs on property dispositions	—	(1,108)
Payments in connection with early extinguishment of debt	(4,803)	—
Interest and other income received	320	252
Income taxes paid	6	(8)
Net cash provided by operating activities	47,311	43,787
Cash flows from investing activities
Purchases of and additions to properties
Construction, development and redevelopment	(44,361)	(35,476)
Tenant improvements on operating properties	(5,263)	(7,934)
Other capital improvements on operating properties	(9,327)	(3,360)
Proceeds from sales of properties	—	61,230
Mortgage and other loan receivables funded or acquired	(2,231)	(3,506)
Leasing costs paid	(3,436)	(2,853)
Other	4,442	(310)
Net cash (used in) provided by investing activities	(60,176)	7,791
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	99,000	71,000
Other debt proceeds	68,132	260,097
Repayments of debt
Revolving Credit Facility	(99,000)	(337,000)
Scheduled principal amortization	(2,512)	(3,207)
Other debt repayments	(125,877)	(50)
Deferred financing costs paid	(1,109)	(2,044)
Net proceeds from issuance of common shares	118,389	77
Common share dividends paid	(22,276)	(29,686)
Preferred share dividends paid	(6,106)	(4,025)
Distributions paid to noncontrolling interests in the Operating Partnership	(1,370)	(1,939)
Restricted share redemptions	(1,576)	(2,373)
Other	85	—
Net cash provided by (used in) financing activities	25,780	(49,150)
Net increase in cash and cash equivalents	12,915	2,428
Cash and cash equivalents
Beginning of period	10,594	5,559
End of period	$23,509	$7,987
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$15,277	$10,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	28,782	31,705
Impairment losses	1,857	5,479
Settlement of previously accreted interest expense	(2,263)	—
Amortization of deferred financing costs	1,528	1,572
Increase in deferred rent receivable	(4,236)	(2,559)
Amortization of net debt discounts	710	775
Gain on sales of real estate	(2,354)	(4,138)
Share-based compensation	1,649	3,402
Loss on early extinguishment of debt	381	—
Other	(2,717)	(1,423)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,479	14,792
Decrease in restricted cash and marketable securities	201	15,091
Decrease (increase) in prepaid expenses and other assets	4,180	(9,612)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,555)	8,372
Decrease in rents received in advance and security deposits	(1,608)	(1,901)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)
Net cash provided by operating activities	$47,311	$43,787
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(5,353)	$11,828
Increase (decrease) in fair value of derivatives applied to AOCL and noncontrolling interests	$1,105	$(528)
Dividends/distribution payable	$29,947	$24,544
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$3,175	$444
Adjustments to noncontrolling interests resulting from changes in Operating Partnership ownership	$2,229	$88
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity in connection with adjustment to arrive at fair value of noncontrolling interest	$848	$903

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company,” “we” or “us”) is a fully-integrated and self-managed real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of March 31, 2013, our investments in real estate included the following:

•	210 operating office properties totaling 19.1 million square feet;

•
10 office properties under construction or redevelopment, or for which we were contractually committed to construct, that we estimate will total approximately 1.3 million square feet upon completion, including one partially operational property included above;

•	land held or under pre-construction totaling 1,703 acres (including 561 controlled but not owned) that we believe are potentially developable into approximately 19.7 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

We conduct almost all of our operations through our operating partnership, Corporate Office Properties, L.P. (the “Operating Partnership”), of which we are the managing general partner.  The Operating Partnership owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  A summary of our Operating Partnership’s forms of ownership and the percentage of those ownership forms owned by COPT as of March 31, 2013 follows:

Common Units	96%
Series H Preferred Units	100%
Series I Preferred Units	0%
Series J Preferred Units	100%
Series K Preferred Units	100%
Series L Preferred Units	100%

Three of our trustees also controlled, either directly or through ownership by other entities or family members, an additional 4% of the Operating Partnership’s common units (“common units”) as of March 31, 2013.

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

These interim financial statements should be read together with the financial statements and notes thereto as of and for the year ended December 31, 2012 included in our 2012 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature except for errors described below.  The consolidated financial statements have been prepared using the accounting policies described in our 2012 Annual Report on Form 10-K.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Revisions

As reported in our 2012 Annual Report on Form 10-K, we identified the following errors in 2012:

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

•
an over-accrual of incentive compensation cost, the effect of which was an overstatement of general and administrative expenses and an overstatement of net loss for the calendar quarter and year ended December 31, 2011 of $711,000. Based on an evaluation against our projected annual net income at that time, this error was previously reported as an out-of-period adjustment in the three months ended March 31, 2012;

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

With respect to the errors in the first two bullets above, we assessed the materiality of these errors on the financial statements in connection with previously filed periodic reports, in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”), and concluded at such time that the errors were not material to any prior annual or interim periods. In assessing the cumulative effect of all such errors, we have considered ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), and accordingly, the financial statements as of, and for the year ended, December 31, 2011 were revised in our 2012 Annual Report on Form 10-K. We have revised amounts pertaining to the first quarter of 2012 herein and will revise amounts pertaining to the remaining 2012 calendar quarters ended June 30, 2012 and September 30, 2012 in future quarterly filings on Form 10-Q. The following are selected line items from our financial statements as of, and for the three months ended, March 31, 2012 illustrating the affect of adjustments to revise the financial statements (the “As Previously Reported” columns include the effects of other reclassifications and retrospective changes in presentation discussed in our 2012 Annual Report on Form 10 (in thousands):

	Consolidated Balance Sheet as of March 31, 2012
	Per March 31, 2012 10-Q	As Revised	Change	Reclassifications	Revisions
Redeemable noncontrolling interest	$—	$9,237	$9,237	$—	$9,237
Preferred Shares, reported at par value	$81	$—	$(81)	$(81)	$—
Preferred Shares, reported at liquidation value	$—	$216,333	$216,333	$216,333	$—
Additional paid-in capital	$1,670,451	$1,451,981	$(218,470)	$(216,252)	$(2,218)
Cumulative distributions in excess of net income	$(549,456)	$(547,591)	$1,865	$—	$1,865
Noncontrolling interests in common units in the Operating Partnership	$53,883	$53,999	$116	$—	$116
Noncontrolling interests in other consolidated entities	$18,518	$9,518	$(9,000)	$—	$(9,000)
Total equity	$1,200,796	$1,191,559	$(9,237)	$—	$(9,237)
Total liabilities, redeemable noncontrolling interest and equity	$3,797,368	$3,797,368	$—	$—	$—

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2012
	Per March 31, 2012 10-Q	Per March 31, 2013 10-Q	Change	Discontinued Operations	Other Reclassifications	Revisions
Total revenues	$143,473	$132,195	$(11,278)	$(11,278)	$—	$—
Expenses
Property operating expenses	$47,202	$41,253	$(5,949)	$(4,108)	$(1,841)	$—
Depreciation and amortization associated with real estate operations	31,066	27,834	(3,232)	(3,232)	—	—
Construction contract and other service expenses	20,607	20,607	—	—	—	—
Impairment losses (recoveries)	5,126	(4,836)	(9,962)	(9,962)	—	—
General, administrative and leasing expenses	7,017	9,569	2,552	—	1,841	711
Business development expenses and land carry costs	1,594	1,576	(18)	(18)	—	—
Total operating expenses	$112,612	$96,003	$(16,609)	$(17,320)	$—	$711
Operating income	$30,861	$36,192	$5,331	$6,042	$—	$(711)
Interest expense	$(25,224)	$(24,431)	$793	$793	$—	$—
Income tax (expense) benefit	$(4,173)	$(204)	$3,969	$—	$—	$3,969
Income from continuing operations	$2,592	$12,685	$10,093	$6,835	$—	$3,258
Discontinued operations	$4,385	$(2,450)	$(6,835)	$(6,835)	$—	$—
Net income	$6,977	$10,235	$3,258	$—	$—	$3,258
Net income attributable to noncontrolling interests in common units in the Operating Partnership	$(159)	$(373)	$(214)	$—	$—	$(214)
Net income attributable to noncontrolling interests in other consolidated entities	$24	$598	$574	$—	$—	$574
Net income attributable to Corporate Office Properties Trust	$6,677	$10,295	$3,618	$—	$—	$3,618
Basic and diluted earnings per common share:
Income from continuing operations	$(0.02)	$0.12	$0.14	$0.09	$—	$0.05
Discontinued operations	0.06	(0.03)	(0.09)	(0.09)	—	—
Net income attributable to COPT common shareholders	$0.04	$0.09	$0.05	$—	$—	$0.05

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2013 related to the reporting of the effect of significant reclassifications from accumulated other comprehensive income. This guidance requires an entity to report, either parenthetically on the face of the financial statements or in a single footnote, changes in the components of accumulated other comprehensive income for the period. An entity is required to separately report the amount of such changes attributable to reclassifications (and the statements of operations line affected by such reclassifications) and the amount of such changes attributable to current period other comprehensive income. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. Our adoption of this guidance did not affect our consolidated financial statements or disclosures.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2012 Annual Report on Form 10-K.

Recurring Fair Value Measurements

The table below sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,606	$—	$—	$6,606
Common stocks	239	—	—	239
Other	213	—	—	213
Common stock (1)	743	—	—	743
Interest rate derivatives (2)	—	260	—	260
Warrants to purchase common stock (2)	—	420	—	420
Assets	$7,801	$680	$—	$8,481
Liabilities:
Deferred compensation plan liability (3)	$7,058	$—	$—	$7,058
Interest rate derivatives	—	5,340	—	5,340
Liabilities	$7,058	$5,340	$—	$12,398
Redeemable noncontrolling interest	$—	$—	$10,356	$10,356

(1) Included in the line entitled “restricted cash and marketable securities” on our consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on our consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on our consolidated balance sheet.

As discussed further in Note 5, our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest, we used a discount rate of 15.5%, which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture; a significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Three Months Ended March 31, 2013

During the three months ended March 31, 2013, we shortened the holding period for a property in the Baltimore/Washington Corridor that we expect to sell. We determined that the carrying amount of this property will not likely be recovered from the cash flows from the operation and sale of the property over the likely remaining holding period. Accordingly, we recognized a non-cash impairment loss of $1.9 million for the amount by which the carrying value of the property exceeded its estimated fair value. The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair value of the property (dollars in thousands):

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable		Impairment
	Identical Assets	Observable Inputs	Inputs		Losses
Description	(Level 1)	(Level 2)	(Level 3)	Total	Recognized
Assets (1):
Properties, net	$—	$—	$7,250	$7,250	$1,857

(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Property on which impairment loss was recognized	$7,250	Bid for property indicative of value	Indicative bid (1)	(1)

(1) This fair value measurement was developed by a third party source, subject to our corroboration for reasonableness.

Three Months Ended March 31, 2012

During the three months ended March 31, 2012, we recognized non-cash impairment losses of $5.5 million for the amount by which the carrying values of certain properties exceeded their estimated fair values. The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values for the three months ended March 31, 2012 (dollars in thousands):

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable		Impairment
	Identical Assets	Observable Inputs	Inputs		Losses
Description	(Level 1)	(Level 2)	(Level 3)	Total	Recognized (1)
Assets (2):
Properties, net	$—	$—	$92,176	$92,176	$5,479

(1) Represents impairment losses, excluding exit costs incurred of $1.1 million.
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
(2) Only one value applied for this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$431,152	$427,766
Buildings and improvements	2,850,482	2,725,875
Less: accumulated depreciation	(576,299)	(555,975)
Operating properties, net	$2,705,335	$2,597,666

Projects we had in development or held for future development consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$234,357	$236,324
Construction in progress, excluding land	250,281	329,054
Projects in development or held for future development	$484,638	$565,378

2012 Construction Activities

During three months ended March 31, 2013, we placed into service an aggregate of 236,000 square feet in three newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville, Alabama. As of March 31, 2013, we had nine office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion, including three in the Baltimore/Washington Corridor, three in Huntsville, Alabama and three in Northern Virginia. We also had redevelopment underway on one office property in Greater Philadelphia that we estimate will total 183,000 square feet upon completion.

5.    Real Estate Joint Ventures

During the three months ended March 31, 2013, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this joint venture investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
March 31, 2013	December 31, 2012	Acquired	Ownership	Activity	to Loss (2)
$(6,420)	$(6,420)	9/29/2005	20%	Operates 16 Buildings	$—

(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4.0 million at March 31, 2013 and $4.5 million December 31, 2012 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation and our discontinuance of loss recognition under the equity method effective October 2012, as discussed below.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same and we continue to no longer recognize income or losses under the equity method.
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

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	March 31, 2013	December 31, 2012
Properties, net	$58,130	$58,460
Other assets	5,120	4,376
Total assets	$63,250	$62,836

Liabilities (primarily debt)	$75,417	$72,693
Owners’ equity	(12,167)	(9,857)
Total liabilities and owners’ equity	$63,250	$62,836

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenues	$1,792	$1,894
Property operating expenses	(786)	(737)
Interest expense	(2,774)	(1,125)
Depreciation and amortization expense	(542)	(570)
Net loss	$(2,310)	$(538)

As discussed further in our 2012 Annual Report on Form 10-K, in 2012, the holder of mortgage debt encumbering all of the joint venture’s properties notified us of the debt’s default, initiated foreclosure proceedings and terminated our property management responsibilities; accordingly, we discontinued recognition of losses on this investment under the equity method effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at March 31, 2013 (dollars in thousands):

		Ownership		March 31, 2013		(1)
	Date	% at		Total	Pledged	Total
	Acquired	3/31/2013	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$95,447	$23,199	$23,973
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	61,059	47,361	42,675
Arundel Preserve #5, LLC	7/2/2007	50%	Operating one building (4)	39,462	35,114	20,177
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (5)	6,447	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (6)	3,926	—	95
				$206,341	$105,674	$86,920
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

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 16.

6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Mortgage and other investing receivables	$38,441	$33,396
Prepaid expenses	14,023	19,270
Furniture, fixtures and equipment, net	7,616	7,991
Deferred tax asset	6,493	6,612
Lease incentives	5,366	5,578
Other assets	8,859	4,608
Prepaid expenses and other assets	$80,798	$77,455

Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Notes receivable from City of Huntsville	$38,441	$33,252
Mortgage loan receivable	—	144
	$38,441	$33,396

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  We did not have an allowance for credit losses in connection with our notes receivable at March 31, 2013 or December 31, 2012.  The fair value of our mortgage and other investing receivables totaled $38.4 million at March 31, 2013 and $33.4 million at December 31, 2012.

Operating Notes Receivable

We had operating notes receivable due from tenants with terms exceeding one year totaling $261,000 at March 31, 2013 and $271,000 at December 31, 2012.  We carried allowances for estimated losses for most of these balances.

7.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	March 31, 2013	March 31, 2013	December 31, 2012	Stated Interest Rates at	Dates at
				March 31, 2013	March 31, 2013
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$931,952	$948,414	3.96% - 7.87% (2)	2013-2034
Variable rate secured loans	N/A	38,270	38,475	LIBOR + 2.25% (3)	2015
Other construction loan facilities	$70,800	35,400	29,557	LIBOR + 1.95% to 2.75% (4)	2013-2015
Total mortgage and other secured loans		1,005,622	1,016,446
Revolving Credit Facility	800,000	—	—	LIBOR + 1.75% to 2.50%	September 1, 2014
Term Loan Facilities (5)	770,000	770,000	770,000	LIBOR + 1.65% to 2.60% (6)	2015-2019
Unsecured notes payable	N/A	1,766	1,788	0% (7)	2026
4.25% Exchangeable Senior Notes (8)	N/A	179,972	230,934	4.25%	April 2030
Total debt		$1,957,360	$2,019,168

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $877,000 at March 31, 2013 and $1.3 million at December 31, 2012.

(2)	The weighted average interest rate on these loans was 5.97% at March 31, 2013.

(3)	The interest rate on the loan outstanding was 2.45% at March 31, 2013.

(4)	The weighted average interest rate on these loans was 2.51% at March 31, 2013.

(5)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.93% at March 31, 2013.

(7)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $845,000 at March 31, 2013 and $873,000 at December 31, 2012.

(8)
As described further in our 2012 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at the Operating Partnership’s discretion, our common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2013 and is equivalent to an exchange price of $47.96 per common share).  During the three months ended March 31, 2013, we repaid $53.7 million principal amount of these notes and recognized a $5.3 million loss on early extinguishment of debt. The carrying value of these notes included a principal amount of $186.3 million and an unamortized discount totaling $6.3 million at March 31, 2013 and a principal amount of $240.0 million and an unamortized discount totaling $9.1 million at December 31, 2012.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at March 31, 2013 and December 31, 2012 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Interest expense at stated interest rate	$2,304	$2,550
Interest expense associated with amortization of discount	864	892
Total	$3,168	$3,442

We capitalized interest costs of $2.4 million in the three months ended March 31, 2013 and $3.8 million in the three months ended March 31, 2012.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
4.25% Exchangeable Senior Notes	$179,972	$187,150	$230,934	$240,282
Other fixed-rate debt	933,718	947,263	950,202	968,180
Variable-rate debt	843,670	849,555	838,032	845,558
	$1,957,360	$1,983,968	$2,019,168	$2,054,020

8.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(495)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(492)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,238)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,238)	(1,313)
38,270	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(1,176)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(329)	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(339)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	260	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(33)	(417)
						$(5,080)	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	March 31, 2013		December 31, 2012
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$260	Prepaid expenses and other assets	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(5,340)	Interest rate derivatives	(6,185)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$462	$(1,987)
Amount of loss reclassified from AOCL into interest expense (effective portion)	658	1,474

Over the next 12 months, we estimate that approximately $2.5 million will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2013, the fair value of interest rate derivatives in a liability position related to these agreements was $5.3 million, excluding the effects of accrued interest. As of March 31, 2013, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $5.3 million.

9.    Redeemable Noncontrolling Interest

The table below sets forth activity in our redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$10,298	$8,908
Net loss attributable to noncontrolling interest	(790)	(574)
Adjustment to arrive at fair value of interest	848	903
Ending balance	$10,356	$9,237

10.    Shareholders’ Equity

On March 19, 2013, we completed a public offering of 4,485,000 common shares at a price of $26.34 per share for net proceeds of $118.1 million after underwriter discounts but before offering expenses.

During the three months ended March 31, 2013, holders of 248,644 common units in our Operating Partnership converted their units into common shares on the basis of one common share for each common unit.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended March 31, 2013
Revenues from real estate operations	$56,436	$22,942	$7,757	$4,244	$3,992	$10,719	$2,224	$6,733	$2,487	$3,190	$1,353	$122,077
Property operating expenses	19,266	7,817	3,888	1,949	1,193	4,168	787	2,448	838	396	1,316	44,066
NOI from real estate operations	$37,170	$15,125	$3,869	$2,295	$2,799	$6,551	$1,437	$4,285	$1,649	$2,794	$37	$78,011
Additions to long-lived assets	$2,731	$1,544	$10	$157	$275	$702	$29	$315	$—	$91	$—	$5,854
Transfers from non-operating properties	$22,665	$9,839	$—	$—	$6	$113	$332	$1,784	$7,050	$24,239	$65,568	$131,596
Segment assets at March 31, 2013	$1,226,544	$574,970	$119,145	$102,928	$97,346	$317,953	$53,250	$178,622	$85,017	$133,181	$166,920	$3,055,876
Three Months Ended March 31, 2012
Revenues from real estate operations	$56,250	$18,560	$7,608	$3,894	$4,212	$15,372	$5,749	$6,453	$2,172	$3,618	$1,416	$125,304
Property operating expenses	19,674	7,230	3,762	1,885	1,212	5,761	2,459	2,307	513	688	1,055	46,546
NOI from real estate operations	$36,576	$11,330	$3,846	$2,009	$3,000	$9,611	$3,290	$4,146	$1,659	$2,930	$361	$78,758
Additions to long-lived assets	$1,864	$1,661	$—	$(729)	$167	$719	$771	$99	$—	$26	$—	$4,578
Transfers from non-operating properties	$25,594	$—	$362	$—	$556	$365	$335	$316	$7,303	$—	$—	$34,831
Segment assets at March 31, 2012	$1,231,949	$480,457	$120,024	$108,649	$99,946	$370,754	$147,197	$181,241	$109,432	$114,108	$43,390	$3,007,147

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Segment revenues from real estate operations	$122,077	$125,304
Construction contract and other service revenues	14,262	21,534
Less: Revenues from discontinued operations (Note 14)	(5,342)	(14,643)
Total revenues	$130,997	$132,195

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Segment property operating expenses	$44,066	$46,546
Less: Property operating expenses from discontinued operations (Note 14)	(1,491)	(5,293)
Total property operating expenses	$42,575	$41,253

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

	For the Three Months Ended March 31,
	2013	2012
Construction contract and other service revenues	$14,262	$21,534
Construction contract and other service expenses	(13,477)	(20,607)
NOI from service operations	$785	$927

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012
NOI from real estate operations	$78,011	$78,758
NOI from service operations	785	927
Interest and other income	946	1,217
Equity in income (loss) of unconsolidated entities	41	(89)
Income tax expense	(16)	(204)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(28,252)	(27,834)
Impairment (losses) recoveries	(1,857)	4,836
General, administrative and leasing expenses	(7,820)	(9,569)
Business development expenses and land carry costs	(1,359)	(1,576)
Interest expense on continuing operations	(22,307)	(24,431)
NOI from discontinued operations	(3,851)	(9,350)
Loss on early extinguishment of debt	(5,184)	—
Income from continuing operations	$9,137	$12,685

The following table reconciles our segment assets to total assets (in thousands):

	March 31, 2013	March 31, 2012
Segment assets	$3,055,876	$3,007,147
Non-operating property assets	490,083	638,856
Other assets	139,140	151,365
Total assets	$3,685,099	$3,797,368

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

12.    Share-Based Compensation

Performance Share Units (“PSUs”)

On March 1, 2013, our Board of Trustees granted 69,579 PSUs with an aggregate grant date fair value of $1.9 million to executives.  The PSUs have a performance period beginning on January 1, 2013 and concluding on the earlier of December 31, 2015 or the date of: (1) termination by the Company without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the Company’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

We computed a grant date fair value of $26.84 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $25.85; expected volatility for our common shares of 29.5%; and risk-free interest rate of 0.33%.  We are recognizing the grant date fair value in connection with these PSU awards over the performance period.

The PSUs granted to our executives on March 1, 2012 and March 3, 2011, as described in our 2012 Annual Report on Form 10-K, were outstanding at March 31, 2013.

Restricted Shares

During the three months ended March 31, 2013, certain employees were granted a total of 117,960 restricted shares with an aggregate grant date fair value of $3.0 million (weighted average of $25.85 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2013, forfeiture restrictions lapsed on 161,734 previously issued common shares; these shares had a weighted average grant date fair value of $33.42 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.2 million.

Options

During the three months ended March 31, 2013, 16,453 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $18.33 per share, and the aggregate intrinsic value of the options exercised was $129,000.

13.    Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Deferred
Federal	$(13)	$(167)
State	(3)	(37)
Total income tax expense	$(16)	$(204)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 36.0% for the three months ended March 31, 2013 and 38.1% for the three months ended March 31, 2012.

14.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012;

•	400 Professional Drive in Suburban Maryland for which the title to the property was transferred to the mortgage lender on July 2, 2012;

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012; and

•	16 operating properties in Colorado Springs and an operating property in Suburban Maryland classified as held for sale at March 31, 2013.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Revenue from real estate operations	$5,342	$14,643
Property operating expenses	(1,491)	(5,293)
Depreciation and amortization	—	(3,253)
Impairment losses	—	(11,423)
General, administrative and leasing expenses	(1)	—
Business development and land carry costs	—	(18)
Interest expense	(64)	(1,244)
Gain on sales of real estate	—	4,138
Discontinued operations	$3,786	$(2,450)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	March 31, 2013	December 31, 2012
Properties, net	$130,292	$128,740
Deferred rent receivable	4,456	4,068
Intangible assets on real estate acquisitions, net	4,401	4,409
Deferred leasing costs, net	3,166	2,923
Lease incentives	89	89
Assets held for sale	$142,404	$140,229

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations	$9,137	$12,685
Gain on sales of real estate, net	2,354	—
Preferred share dividends	(6,106)	(4,025)
Income from continuing operations attributable to noncontrolling interests	(54)	(97)
Income from continuing operations attributable to restricted shares	(118)	(141)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$5,213	$8,422
Discontinued operations	3,786	(2,450)
Discontinued operations attributable to noncontrolling interests	(203)	157
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$8,796	$6,129
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	81,397	71,458
Dilutive effect of share-based compensation awards	52	44
Denominator for basic and diluted EPS	81,449	71,502
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.12
Discontinued operations attributable to COPT common shareholders	0.05	(0.03)
Net income attributable to COPT common shareholders	$0.11	$0.09
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.06	$0.12
Discontinued operations attributable to COPT common shareholders	0.05	(0.03)
Net income attributable to COPT common shareholders	$0.11	$0.09

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2013	2012
Conversion of common units	3,893	4,281
Conversion of convertible preferred units	176	176
Conversion of convertible preferred shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares for the three months ended March 31, 2013 and 2012 of 409,000 and 572,000, respectively; and

•	weighted average options for the three months ended March 31, 2013 and 2012 of 621,000 and 819,000, respectively.

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

We are party to a contribution agreement that formed a joint venture relationship with a limited partnership to develop up to 1.3 million square feet of office space on 92 acres of land located in Hanover, Maryland.  As we and the joint venture partner agree to proceed with the construction of buildings in the future, our joint venture partner would contribute land into newly-formed entities and we would make cash capital contributions into such entities to fund development and construction activities for which financing is not obtained.  We owned a 50% interest in one such joint venture as of March 31, 2013.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $3.5 million liability through March 31, 2013 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

17.    Subsequent Event

On April 22, 2013, we redeemed all of our outstanding 7.625% Series J Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. We recognized a $2.9 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series J Preferred Shares at the time of the redemption.

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

During the three months ended March 31, 2013, we:

•
completed a public offering of 4,485,000 common shares at a price of $26.34 per share for net proceeds of $118.1 million after underwriter discounts but before offering expenses. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
repaid a $53.7 million principal amount of our 4.25% Exchangeable Senior Notes for an aggregate repayment amount of $56.4 million, and recognized a $5.3 million loss of early extinguishment of debt, including unamortized loan issuance costs;

•
placed into service an aggregate of 236,000 square feet in three newly constructed properties proximate to defense installations and other knowledge-based demand drivers that were 100% leased as of March 31, 2013; and

•	finished the period with occupancy of our portfolio of operating office properties at 87.6%.

On April 22, 2013, we redeemed all of our outstanding Series J Preferred Shares at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from our March 2013 public offering of common shares. These shares accrued dividends equal to 7.625% of the liquidation preference. We recognized a $2.9 million decrease to net income available to common shareholders pertaining to the original issuance costs incurred on the Series J Preferred Shares at the time of the redemption.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	March 31, 2013	December 31, 2012
Occupancy rates at period end
Total	87.6%	87.8%
Baltimore/Washington Corridor	88.2%	89.4%
Northern Virginia	89.6%	89.2%
San Antonio	96.3%	96.4%
Washington, DC - Capitol Riverfront	88.1%	89.0%
St. Mary’s and King George Counties	87.2%	85.9%
Greater Baltimore	78.9%	78.6%
Suburban Maryland	94.1%	94.1%
Colorado Springs	81.3%	77.8%
Greater Philadelphia	89.9%	100.0%
Other	95.8%	94.6%
Average contractual annual rental rate per square foot at period end (1)	$27.97	$27.92

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2012	18,831	16,541
Square feet vacated upon lease expiration (1)	—	(357)
Occupancy of previously vacated space in connection with new lease (2)	—	354
Square feet constructed or redeveloped	295	213
Other changes	2	(2)
March 31, 2013	19,128	16,749

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 88.8% at March 31, 2013, down very slightly from 88.9% at December 31, 2012.

During the three months ended March 31, 2013, we completed 756,000 square feet of leasing and renewed 57.3% of the square footage of our lease expirations (including the effect of early renewals) for the period, which included the effect of an anticipated significant tenant move-out in one property.

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had nine megawatts in operations at March 31, 2013, of which 4.3 were leased to tenants with further expansion rights of up to a combined 5.2 megawatts.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure which is derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the current and prior year reporting periods, excluding properties disposed or held for future disposition.  We define these as changes from “Same Office Properties”;

•	office properties acquired during the current and prior year reporting periods;

•	constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	office properties held for sale as of March 31, 2013;

•	office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for these properties because they no longer meet our strategic investment criteria; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
NOI from real estate operations	$78,011	$78,758
NOI from service operations	785	927
NOI from discontinued operations	(3,851)	(9,350)
Depreciation and amortization associated with real estate operations	(28,252)	(27,834)
Impairment (losses) recoveries	(1,857)	4,836
General, administrative and leasing expenses	(7,820)	(9,569)
Business development expenses and land carry costs	(1,359)	(1,576)
Operating income	$35,657	$36,192

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$116,735	$110,661	$6,074
Construction contract and other service revenues	14,262	21,534	(7,272)
Total revenues	130,997	132,195	(1,198)
Expenses
Property operating expenses	42,575	41,253	1,322
Depreciation and amortization associated with real estate operations	28,252	27,834	418
Construction contract and other service expenses	13,477	20,607	(7,130)
Impairment losses (recoveries)	1,857	(4,836)	6,693
General, administrative and leasing expenses	7,820	9,569	(1,749)
Business development expenses and land carry costs	1,359	1,576	(217)
Total operating expenses	95,340	96,003	(663)
Operating income	35,657	36,192	(535)
Interest expense	(22,307)	(24,431)	2,124
Interest and other income	946	1,217	(271)
Loss on early extinguishment of debt	(5,184)	—	(5,184)
Equity in income (loss) of unconsolidated entities	41	(89)	130
Income tax expense	(16)	(204)	188
Income from continuing operations	9,137	12,685	(3,548)
Discontinued operations	3,786	(2,450)	6,236
Gain on sales of real estate	2,354	—	2,354
Net income	15,277	10,235	5,042
Net (income) loss attributable to noncontrolling interests	(257)	60	(317)
Preferred share dividends	(6,106)	(4,025)	(2,081)
Net income attributable to COPT common shareholders	$8,914	$6,270	$2,644

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$108,413	$106,209	$2,204
Constructed office properties placed in service	2,821	563	2,258
Acquired office properties	1,606	—	1,606
Properties held for sale	5,308	4,926	382
Greater Philadelphia properties	2,487	2,172	315
Dispositions	35	9,982	(9,947)
Other	1,407	1,452	(45)
	122,077	125,304	(3,227)
Property operating expenses
Same Office Properties	38,887	38,725	162
Constructed office properties placed in service	851	119	732
Acquired office properties	432	—	432
Properties held for sale	1,749	1,628	121
Greater Philadelphia properties	838	513	325
Dispositions	—	4,626	(4,626)
Other	1,309	935	374
	44,066	46,546	(2,480)
NOI from real estate operations
Same Office Properties	69,526	67,484	2,042
Constructed office properties placed in service	1,970	444	1,526
Acquired office properties	1,174	—	1,174
Properties held for sale	3,559	3,298	261
Greater Philadelphia properties	1,649	1,659	(10)
Dispositions	35	5,356	(5,321)
Other	98	517	(419)
	$78,011	$78,758	$(747)
Same Office Properties rent statistics
Average occupancy rate	88.9%	87.7%	1.2%
Average straight-line rent per occupied square foot (1)	$5.93	$5.93	$—

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

The increase in revenues from our Same Office Properties was attributable to a $1.7 million increase in rental revenue (including $454,000 in connection with lease terminations) and a $478,000 increase in tenant recoveries and other real estate operations revenue. Our Same Office Properties pool consisted of 183 office properties, comprising 86.1% of our operating office square footage as of March 31, 2013.

Impairment Losses

During the current period, we recognized a non-cash impairment loss of $1.9 million in connection with our shortening of the holding period for a property that we expect to sell. During the prior period, in connection primarily with the Strategic Reallocation Plan to dispose of office properties and land that are no longer aligned with our strategy, we determined that the carrying amounts of certain properties identified for disposition (the “Impaired Properties”) will not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods; accordingly, we recognized aggregate impairment losses of $6.6 million in the prior period (including $11.4 million classified as discontinued operations and $1.1 million in exit costs).

General and Administrative Expenses

The decrease in general and administrative expenses was attributable in large part to additional expenses incurred in 2012 in connection with our executive transition during the period and certain staffing reductions made to adjust the size of the organization due in large part to our property dispositions.

Interest Expense

The decrease in interest expense was due primarily to a $433.3 million decrease in our average outstanding debt resulting from our repayments of debt using proceeds from property dispositions and equity issuances.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the current period was attributable primarily to a $5.3 million loss recognized on our repayment of a $53.7 million principal amount of our 4.25% Exchangeable Senior Notes.

Discontinued Operations

The increase in discontinued operations was due primarily to $11.4 million in impairment losses and $4.1 million in gain on sales in the prior period primarily in connection with the Strategic Reallocation Plan.

Gain on sales of real estate

The increase in gain on sales of real estate was attributable to the condemnation of a land parcel in the Greater Baltimore region in connection with an interstate widening project.

Preferred Share Dividends

The increase in preferred share dividends was due to dividends on the Series L Preferred Shares issued in June 2012, partially offset by the decrease in dividends attributable to the Series G Preferred Shares redeemed in August 2012.

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

The tables appearing below and on the following page sets forth the computation of the above stated measures for the three months ended March 31, 2013 and 2012 and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars and shares in thousands, except per share data)
Net income	$15,277	$10,235
Add: Real estate-related depreciation and amortization	28,252	31,087
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	114
Add: Impairment losses on previously depreciated operating properties	1,857	11,833
Less: Gain on sales of previously depreciated operating properties	—	(4,138)
FFO	45,386	49,131
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(727)	(260)
Less: Preferred share dividends	(6,106)	(4,025)
Basic and Diluted FFO allocable to restricted shares	(183)	(294)
Basic and Diluted FFO	$38,205	$44,387
Gain on sales of non-operating properties	(2,354)	—
Impairment recoveries on other properties	—	(4,573)
Loss on early extinguishment of debt	5,184	—
Diluted FFO, as adjusted for comparability	$41,035	$39,814

Weighted average common shares	81,397	71,458
Conversion of weighted average common units	3,893	4,281
Weighted average common shares/units - Basic FFO	85,290	75,739
Dilutive effect of share-based compensation awards	52	44
Weighted average common shares/units - Diluted FFO	85,342	75,783

Diluted FFO per share	$0.45	$0.59
Diluted FFO per share, as adjusted for comparability	$0.48	$0.53

Numerator for diluted EPS	$8,796	$6,129
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	429	373
Add: Real estate-related depreciation and amortization	28,252	31,087
Add: Depreciation and amortization of unconsolidated real estate entities	—	114
Add: Impairment losses on previously depreciated operating properties	1,857	11,833
Add: Numerator for diluted EPS allocable to restricted shares	118	141
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(274)	(284)
Less: Decrease in noncontrolling interests unrelated to earnings	(790)	(574)
Less: Basic and diluted FFO allocable to restricted shares	(183)	(294)
Less: Gain on sales of previously depreciated operating properties	—	(4,138)
Basic and Diluted FFO	$38,205	$44,387
Gain on sales of non-operating properties	(2,354)	—
Impairment recoveries on other properties	—	(4,573)
Loss on early extinguishment of debt	5,184	—
Diluted FFO, as adjusted for comparability	$41,035	$39,814

Denominator for diluted EPS	81,449	71,502
Weighted average common units	3,893	4,281
Denominator for diluted FFO per share measures	85,342	75,783

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2013(in thousands):

Construction, development and redevelopment	$49,420
Tenant improvements on operating properties	2,229	(1)
Capital improvements on operating properties	1,709
	$53,358
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $3.5 million when comparing the three months ended March 31, 2013 and 2012 due primarily to $29.7 million in cash paid to cash settle interest rate swaps in the prior period, offset in part by: a decrease in cash flow received from real estate operations, which was affected by the timing of cash receipts; a decrease in cash flow associated with the timing of cash flow from third-party construction projects; $7.1 million in previously accreted interest and early extinguishment of debt costs paid in connection with the repayment of our 4.25% Exchangeable Senior Notes in the current period; and $7.0 million in proceeds in the prior period from the our sale of stock in The KEYW Holding Corporation, including $5.1 million received in 2012 from sales completed in 2011.

Net cash flow used in investing activities increased $68.0 million when comparing the three months ended March 31, 2013 and 2012 due mostly to a $61.2 million decrease in proceeds from sales of properties in the prior period.

Net cash flow provided by financing activities in the three months ended March 31, 2013 was $25.8 million and included the following:

•	proceeds from the issuance of common shares of $118.4 million; offset in part by

•	net repayments of debt of $60.3 million; and

•	dividends and distributions of $29.8 million.

Net cash flow used in financing activities in the three months ended March 31, 2012 was $49.2 million and included the following:

•	net repayments of debt of $9.2 million; and

•	dividends and distributions of $35.7 million.

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

We have historically relied on fixed-rate, non-recourse mortgage loans from banks and institutional lenders for long-term financing and to restore availability on our Revolving Credit Facility.  In recent years, we have relied more on unsecured bank loans and publicly issued, convertible unsecured debt for long-term financing.  We also periodically access the public equity markets to raise capital by issuing common and/or preferred shares. In addition, we may consider accessing the unsecured debt market.

We often use our Revolving Credit Facility to initially finance much of our investing activities.  We then pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The Revolving Credit Facility matures on September 1, 2014, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.20% of the total availability of the facility.  As of March 31, 2013, the maximum borrowing capacity under this facility totaled $800.0 million, of which $792.3 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $70.8 million, $35.4 million of which was available at March 31, 2013 to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$80,430	$151,681	$739,719	$274,605	$550,610	$135,913	$1,932,958
Scheduled principal payments	7,360	7,016	5,916	4,420	1,179	4,780	30,671
Interest on debt (3)	59,662	70,784	56,577	33,723	7,961	7,998	236,705
New construction and redevelopment obligations (4)(5)	34,819	29,172	—	—	—	—	63,991
Third-party construction and development obligations (5)(6)	30,295	11,601	—	—	—	—	41,896
Capital expenditures for operating properties (5)(7)	21,330	6,833	—	—	—	—	28,163
Operating leases (8)	947	1,204	1,081	1,019	1,008	83,842	89,101
Other purchase obligations (9)	2,799	2,029	1,088	565	103	—	6,584
Total contractual cash obligations	$237,642	$280,320	$804,381	$314,332	$560,861	$232,533	$2,430,069

(1)
The contractual obligations set forth in this table generally exclude property operations contracts that had a value of less than $20,000.  Also excluded are contracts associated with the operations of our properties that may be terminated with notice of one month or less, which is the arrangement that applies to most of our property operations contracts.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $6.3 million. The balloon payment maturities include $21.1 million in 2013 and $414.3 million in 2015 that may each be extended for one year, subject to certain conditions. We expect to refinance the remainder of the balloon payments that are due in 2013 and 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market.

(3)
Represents interest costs for debt at March 31, 2013 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2013 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction and redevelopment activities.  Construction and redevelopment activities underway or contractually committed at March 31, 2013 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	9	1,147	$99.5	2015
Redevelopment of existing office properties	1	183	10.2	2014

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

We expect to spend more than $180.0 million on construction and development costs and approximately $50.0 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2013.  We expect to fund the construction and development costs and our debt maturities during the remainder of 2013 using primarily a combination of borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

As discussed above, on April 22, 2013, we redeemed all of our outstanding Series J Preferred Shares at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. These shares accrued dividends equal to 7.625% of the liquidation preference.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2013, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2012 Annual Report on Form 10-K.

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

The following table sets forth as of March 31, 2013 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Long term debt: (1)
Fixed rate debt (2)	$66,081	$157,882	$294,489	$279,025	$301,789	$20,693	$1,119,959
Weighted average interest rate	5.43%	6.40%	4.74%	6.57%	5.54%	3.80%	5.67%
Variable rate debt	$21,709	$815	$451,146	$—	$250,000	$120,000	$843,670

(1)	Maturities include $21.1 million in 2013 and $414.3 million in 2015 that may each be extended for one year, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $6.3 million.

The fair market value of our debt was $2.0 billion at March 31, 2013.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $59 million at March 31, 2013.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2013 and December 31, 2012 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(495)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(492)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,238)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(1,238)	(1,313)
38,270	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(1,176)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(329)	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(339)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	260	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(33)	(417)
						$(5,080)	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.1 million in the three months ended March 31, 2013 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2012 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2013, 248,644 of the Operating Partnership’s common units were exchanged for 248,644 common shares in accordance with the Operating Partnership’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Corporate Office Properties Trust and Corporate Office Properties, L.P. Executive Change in Control and Severance Plan (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.2
Letter Agreement, dated March 8, 2013, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Roger A. Waesche, Jr. (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

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

CORPORATE OFFICE PROPERTIES TRUST

Date:	April 30, 2013	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	April 30, 2013	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer