Form 10-Q
period 2013-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2013-10-29
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-14023 (Corporate Office Properties Trust)
Commission file number 333-189188 (Corporate Office Properties, L.P.)
Corporate Office Properties Trust
Corporate Office Properties, L.P.
(Exact name of registrant as specified in its charter)

Corporate Office Properties Trust	Maryland	23-2947217
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

Corporate Office Properties, L.P.	Delaware	23-2930022
	(State or other jurisdiction of	(IRS Employer
	incorporation or organization)	Identification No.)

6711 Columbia Gateway Drive, Suite 300, Columbia, MD	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (443) 285-5400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Corporate Office Properties Trust ☒ Yes   ☐ No
Corporate Office Properties, L.P. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Corporate Office Properties Trust

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Corporate Office Properties, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. Trust ☐ Yes   ☒ No

As of October 22, 2013, 87,381,395 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2013, COPT owned 96% of the outstanding common units and 96% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in the disclosure in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. COPT is a real estate investment trust, whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity from time to time and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business through COPLP’s operations, by COPLP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests and shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of COPT and those of COPLP. The common limited partnership interests in COPLP not owned by COPT are accounted for as partners’ capital in COPLP’s consolidated financial statements and as noncontrolling interests in COPT’s consolidated financial statements. COPLP’s consolidated financial statements also reflect COPT’s noncontrolling interests in certain real estate partnerships, limited liability companies (“LLCs”), business trusts and corporations; the differences between shareholders’ equity, partners’ capital and noncontrolling interests result from the differences in the equity issued at the COPT and COPLP levels and in COPT’s noncontrolling interests in these real estate partnerships, LLCs, business trusts and corporations. The only other significant differences between the consolidated financial statements of COPT and those of COPLP are assets in connection with a non-qualified elective deferred compensation plan

(comprised primarily of mutual funds and equity securities) and the corresponding liability to the plan’s participants that are held directly by COPT.

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•	combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 16, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership.”

This report also includes separate sections under Part I, Item 4. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of COPT and COPLP to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that COPT and COPLP are compliant with Rule 13a-15 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

TABLE OF CONTENTS

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Properties, net:
Operating properties, net	$2,713,579	$2,597,666
Projects in development or held for future development	526,167	565,378
Total properties, net	3,239,746	3,163,044
Assets held for sale, net	133,984	140,229
Cash and cash equivalents	27,318	10,594
Restricted cash and marketable securities	14,698	21,557
Accounts receivable (net of allowance for doubtful accounts of $5,344 and $4,694, respectively)	17,724	19,247
Deferred rent receivable	90,104	85,802
Intangible assets on real estate acquisitions, net	64,372	75,879
Deferred leasing and financing costs, net	63,246	59,952
Mortgage and other investing receivables	40,321	33,396
Prepaid expenses and other assets	64,075	44,059
Total assets	$3,755,588	$3,653,759
Liabilities and equity
Liabilities:
Debt, net	$2,135,031	$2,019,168
Accounts payable and accrued expenses	85,291	97,922
Rents received in advance and security deposits	28,539	27,632
Dividends and distributions payable	29,077	28,698
Deferred revenue associated with operating leases	8,545	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,420
Interest rate derivatives	3,595	6,185
Other liabilities	8,234	8,942
Total liabilities	2,304,732	2,206,962
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	16,789	10,298
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; shares issued and outstanding of 9,431,667 at September 30, 2013 and 12,821,667 at December 31, 2012)	249,083	333,833
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 87,381,395 at September 30, 2013 and 80,952,986 at December 31, 2012)	874	809
Additional paid-in capital	1,812,801	1,653,672
Cumulative distributions in excess of net income	(700,368)	(617,455)
Accumulated other comprehensive income (loss)	2,925	(5,435)
Total Corporate Office Properties Trust’s shareholders’ equity	1,365,315	1,365,424
Noncontrolling interests in subsidiaries:
Common units in COPLP	50,815	52,122
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,137	10,153
Noncontrolling interests in subsidiaries	68,752	71,075
Total equity	1,434,067	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,755,588	$3,653,759

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$97,442	$92,287	$289,628	$271,634
Tenant recoveries and other real estate operations revenue	21,598	22,075	65,499	63,597
Construction contract and other service revenues	16,991	15,283	52,048	53,812
Total revenues	136,031	129,645	407,175	389,043
Expenses
Property operating expenses	43,482	41,474	129,409	122,102
Depreciation and amortization associated with real estate operations	29,210	28,604	86,239	84,633
Construction contract and other service expenses	16,306	14,410	49,165	51,302
Impairment losses	16,300	46,096	16,300	41,260
General, administrative and leasing expenses	8,027	6,377	22,430	24,797
Business development expenses and land carry costs	1,383	1,632	4,069	4,506
Total operating expenses	114,708	138,593	307,612	328,600
Operating income (loss)	21,323	(8,948)	99,563	60,443
Interest expense	(21,242)	(23,239)	(66,851)	(71,909)
Interest and other (loss) income	(3)	1,095	2,949	3,152
Loss on early extinguishment of debt	(374)	(768)	(27,028)	(937)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(296)	(31,860)	8,633	(9,251)
Equity in income (loss) of unconsolidated entities	44	(246)	211	(522)
Income tax expense	(24)	(106)	(61)	(327)
(Loss) income from continuing operations	(276)	(32,212)	8,783	(10,100)
Discontinued operations	(1,724)	11,447	(2,594)	11,410
(Loss) income before gain on sales of real estate	(2,000)	(20,765)	6,189	1,310
Gain on sales of real estate	—	—	2,683	21
Net (loss) income	(2,000)	(20,765)	8,872	1,331
Net loss (income) attributable to noncontrolling interests:
Common units in COPLP	232	1,533	474	738
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(1,031)	235	(2,160)	864
Net (loss) income attributable to COPT	(2,964)	(19,162)	6,691	2,438
Preferred share dividends	(4,490)	(6,546)	(15,481)	(14,738)
Issuance costs associated with redeemed preferred shares	—	(1,827)	(2,904)	(1,827)
Net loss attributable to COPT common shareholders	$(7,454)	$(27,535)	$(11,694)	$(14,127)
Net (loss) income attributable to COPT:
(Loss) income from continuing operations	$(1,266)	$(29,963)	$9,327	$(8,369)
Discontinued operations, net	(1,698)	10,801	(2,636)	10,807
Net (loss) income attributable to COPT	$(2,964)	$(19,162)	$6,691	$2,438
Basic earnings per common share (1)
Loss from continuing operations	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations	(0.02)	0.15	(0.03)	0.15
Net loss attributable to COPT common shareholders	$(0.09)	$(0.39)	$(0.14)	$(0.20)
Diluted earnings per common share (1)
Loss from continuing operations	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations	(0.02)	0.15	(0.03)	0.15
Net loss attributable to COPT common shareholders	$(0.09)	$(0.39)	$(0.14)	$(0.20)
Dividends declared per common share	$0.2750	$0.2750	$0.8250	$0.8250
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(2,000)	$(20,765)	$8,872	$1,331
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(2,482)	(2,760)	5,810	(7,386)
Losses on interest rate derivatives included in net (loss) income	689	632	2,021	3,034
Equity in other comprehensive income of equity method investee	1,070	—	1,070	—
Other comprehensive (loss) income	(723)	(2,128)	8,901	(4,352)
Comprehensive (loss) income	(2,723)	(22,893)	17,773	(3,021)
Comprehensive (income) loss attributable to noncontrolling interests	(948)	1,763	(2,722)	1,509
Comprehensive (loss) income attributable to COPT	$(3,671)	$(21,130)	$15,051	$(1,512)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,451,078	$(534,041)	$(1,733)	$73,542	$1,205,899
Conversion of common units to common shares (94,550 shares)	—	1	1,187	—	—	(1,188)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,838)	—	—	—	165,662
Redemption of preferred shares (2,200,000 shares)	(55,000)	—	1,827	(1,827)	—	—	(55,000)
Costs associated with common shares issued to the public	—	—	(5)	—	—	—	(5)
Exercise of share options (44,624 shares)	—	—	666	—	—	—	666
Share-based compensation	—	1	9,191	—	—	—	9,192
Restricted common share redemptions (135,777 shares)	—	—	(3,279)	—	—	—	(3,279)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	373	—	—	(373)	—
Comprehensive loss	—	—	—	2,438	(3,955)	299	(1,218)
Dividends	—	—	—	(74,203)	—	—	(74,203)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,993)	(3,993)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(648)	(648)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(2,827)	—	—	—	(2,827)
Tax benefit from share-based compensation	—	—	43	—	—	—	43
Balance at September 30, 2012 (72,157,635 common shares outstanding)	$333,833	$722	$1,451,416	$(607,633)	$(5,688)	$67,639	$1,240,289

Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (310,889 shares)	—	3	3,988	—	—	(3,991)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,916	—	—	—	117,961
Common shares issued under at-the-market program (1,500,000 shares)	—	15	38,432	—	—	—	38,447
Acquisition of property and noncontrolling interest in other consolidated entity for COPLP common units	—	—	(1,296)	—	—	2,665	1,369
Exercise of share options (32,756 shares)	—	—	642	—	—	—	642
Share-based compensation	—	2	5,700	—	—	—	5,702
Restricted common share redemptions (71,523 shares)	—	—	(1,848)	—	—	—	(1,848)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(773)	—	—	773	—
Comprehensive income	—	—	—	6,691	8,360	1,834	16,885
Dividends	—	—	—	(86,700)	—	—	(86,700)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,681)	(3,681)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(6,414)	—	—	—	(6,414)
Tax benefit from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at September 30, 2013 (87,381,395 common shares outstanding)	$249,083	$874	$1,812,801	$(700,368)	$2,925	$68,752	$1,434,067
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$359,431	$363,877
Construction contract and other service revenues received	48,877	58,637
Property operating expenses paid	(133,799)	(133,375)
Construction contract and other service expenses paid	(53,191)	(50,438)
General, administrative, leasing, business development and land carry costs paid	(20,681)	(18,526)
Interest expense paid	(59,052)	(63,811)
Previously accreted interest expense paid	(11,116)	—
Settlement of interest rate derivatives	—	(29,738)
Proceeds from sale of trading marketable securities	298	18,975
Exit costs on property dispositions	(186)	(4,066)
Payments in connection with early extinguishment of debt	(23,969)	(2,637)
Interest and other income received	391	786
Income taxes paid	6	(8)
Net cash provided by operating activities	107,009	139,676
Cash flows from investing activities
Construction, development and redevelopment	(156,820)	(107,621)
Tenant improvements on operating properties	(15,868)	(20,924)
Other capital improvements on operating properties	(17,528)	(9,571)
Acquisitions of operating properties	—	(48,308)
Proceeds from dispositions of properties	12,447	290,607
Mortgage and other loan receivables funded or acquired	(4,111)	(11,603)
Leasing costs paid	(9,366)	(7,289)
Other	4,401	(1,527)
Net cash (used in) provided by investing activities	(186,845)	83,764
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	457,000	262,000
Unsecured senior notes	592,413	—
Other debt proceeds	82,886	399,296
Repayments of debt
Revolving Credit Facility	(457,000)	(844,000)
Scheduled principal amortization	(7,229)	(9,094)
Other debt repayments	(542,532)	(51,850)
Deferred financing costs paid	(9,001)	(3,210)
Net proceeds from issuance of preferred shares	—	165,662
Net proceeds from issuance of common shares	157,307	661
Redemption of preferred shares	(84,750)	(55,000)
Common share dividends paid	(69,451)	(69,325)
Preferred share dividends paid	(16,845)	(12,345)
Distributions paid to noncontrolling interests in COPLP	(3,705)	(4,510)
Restricted share redemptions	(1,848)	(3,279)
Other	(685)	1,004
Net cash provided by (used in) financing activities	96,560	(223,990)
Net increase (decrease) in cash and cash equivalents	16,724	(550)
Cash and cash equivalents
Beginning of period	10,594	5,559
End of period	$27,318	$5,009
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,872	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	87,956	95,248
Impairment losses	30,940	60,593
Settlement of previously accreted interest expense	(11,116)	—
Amortization of deferred financing costs	4,292	4,696
Increase in deferred rent receivable	(7,995)	(7,939)
Amortization of net debt discounts	1,207	2,357
Gain on sales of real estate	(2,683)	(20,969)
Share-based compensation	4,869	8,262
Loss (gain) on early extinguishment of debt	3,059	(3,436)
Other	(2,284)	(459)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,523	10,063
Decrease in restricted cash and marketable securities	418	15,051
(Increase) decrease in prepaid expenses and other assets	(12,974)	1,532
Increase in accounts payable, accrued expenses and other liabilities	18	4,124
Increase (decrease) in rents received in advance and security deposits	907	(2,775)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)
Net cash provided by operating activities	$107,009	$139,676
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(13,094)	$(11,627)
Decrease in property in connection with surrender of property in settlement of debt	$—	$12,812
Decrease in debt in connection with surrender of property in settlement of debt	$—	$16,304
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$7,785	$(4,398)
Equity in other comprehensive income of an equity method investee	$1,070	$—
Dividends/distributions payable	$29,077	$26,954
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$5,194	$—
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$3,991	$1,188
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$773	$373
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$6,414	$2,827

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Properties, net:
Operating properties, net	$2,713,579	$2,597,666
Projects in development or held for future development	526,167	565,378
Total properties, net	3,239,746	3,163,044
Assets held for sale, net	133,984	140,229
Cash and cash equivalents	27,318	10,594
Restricted cash and marketable securities	7,517	14,781
Accounts receivable (net of allowance for doubtful accounts of $5,344 and $4,694, respectively)	17,724	19,247
Deferred rent receivable	90,104	85,802
Intangible assets on real estate acquisitions, net	64,372	75,879
Deferred leasing and financing costs, net	63,246	59,952
Mortgage and other investing receivables	40,321	33,396
Prepaid expenses and other assets	64,075	44,059
Total assets	$3,748,407	$3,646,983
Liabilities and equity
Liabilities:
Debt, net	$2,135,031	$2,019,168
Accounts payable and accrued expenses	85,291	97,922
Rents received in advance and security deposits	28,539	27,632
Distributions payable	29,077	28,698
Deferred revenue associated with operating leases	8,545	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	6,420	6,420
Interest rate derivatives	3,595	6,185
Other liabilities	1,053	2,166
Total liabilities	2,297,551	2,200,186
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	16,789	10,298
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 9,431,667 preferred units outstanding at September 30, 2013 and 12,821,667 preferred units outstanding at December 31, 2012	249,083	333,833
Limited partner, 352,000 preferred units outstanding at September 30, 2013 and December 31, 2012	8,800	8,800
Common units, 87,381,395 and 80,952,986 held by the general partner and 3,978,154 and 4,067,542 held by limited partners at September 30, 2013 and December 31, 2012, respectively	1,163,977	1,089,391
Accumulated other comprehensive income (loss)	3,026	(5,708)
Total Corporate Office Properties, L.P.’s equity	1,424,886	1,426,316
Noncontrolling interests in subsidiaries	9,181	10,183
Total equity	1,434,067	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,748,407	$3,646,983
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$97,442	$92,287	$289,628	$271,634
Tenant recoveries and other real estate operations revenue	21,598	22,075	65,499	63,597
Construction contract and other service revenues	16,991	15,283	52,048	53,812
Total revenues	136,031	129,645	407,175	389,043
Expenses
Property operating expenses	43,482	41,474	129,409	122,102
Depreciation and amortization associated with real estate operations	29,210	28,604	86,239	84,633
Construction contract and other service expenses	16,306	14,410	49,165	51,302
Impairment losses	16,300	46,096	16,300	41,260
General, administrative and leasing expenses	8,027	6,377	22,430	24,797
Business development expenses and land carry costs	1,383	1,632	4,069	4,506
Total operating expenses	114,708	138,593	307,612	328,600
Operating income (loss)	21,323	(8,948)	99,563	60,443
Interest expense	(21,242)	(23,239)	(66,851)	(71,909)
Interest and other (loss) income	(3)	1,095	2,949	3,152
Loss on early extinguishment of debt	(374)	(768)	(27,028)	(937)
(Loss) income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	(296)	(31,860)	8,633	(9,251)
Equity in income (loss) of unconsolidated entities	44	(246)	211	(522)
Income tax expense	(24)	(106)	(61)	(327)
(Loss) income from continuing operations	(276)	(32,212)	8,783	(10,100)
Discontinued operations	(1,724)	11,447	(2,594)	11,410
(Loss) income before gain on sales of real estate	(2,000)	(20,765)	6,189	1,310
Gain on sales of real estate	—	—	2,683	21
Net (loss) income	(2,000)	(20,765)	8,872	1,331
Net (income) loss attributable to noncontrolling interests in consolidated entities	(1,035)	(404)	(2,172)	167
Net (loss) income attributable to COPLP	(3,035)	(21,169)	6,700	1,498
Preferred unit distributions	(4,655)	(6,711)	(15,976)	(15,233)
Issuance costs associated with redeemed preferred units	—	(1,827)	(2,904)	(1,827)
Net loss attributable to COPLP common unitholders	$(7,690)	$(29,707)	$(12,180)	$(15,562)
Net (loss) income attributable to COPLP:
(Loss) income from continuing operations	$(1,262)	$(31,969)	$9,441	$(9,250)
Discontinued operations, net	(1,773)	10,800	(2,741)	10,748
Net (loss) income attributable to COPLP	$(3,035)	$(21,169)	$6,700	$1,498
Basic earnings per common unit (1)
Loss from continuing operations	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations	(0.02)	0.15	(0.03)	0.14
Net loss attributable to COPLP common unitholders	$(0.09)	$(0.39)	$(0.14)	$(0.21)
Diluted earnings per common unit (1)
Loss from continuing operations	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations	(0.02)	0.15	(0.03)	0.14
Net loss attributable to COPLP common unitholders	$(0.09)	$(0.39)	$(0.14)	$(0.21)
Distributions declared per common unit	$0.2750	$0.2750	$0.8250	$0.8250
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(2,000)	$(20,765)	$8,872	$1,331
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(2,482)	(2,760)	5,810	(7,386)
Losses on interest rate derivatives included in net (loss) income	689	632	2,021	3,034
Equity in other comprehensive income of equity method investee	1,070	—	1,070	—
Other comprehensive (loss) income	(723)	(2,128)	8,901	(4,352)
Comprehensive (loss) income	(2,723)	(22,893)	17,773	(3,021)
Comprehensive (income) loss attributable to noncontrolling interests	(1,050)	(360)	(2,339)	336
Comprehensive (loss) income attributable to COPLP	$(3,773)	$(23,253)	$15,434	$(2,685)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2011	352,000	$8,800	8,121,667	$216,333	76,313,112	$972,107	$(1,837)	$10,496	$1,205,899
Issuance of preferred units resulting from public issuance of preferred shares	—	—	6,900,000	172,500	—	(6,838)	—	—	165,662
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,200,000)	(55,000)	—	—	—	—	(55,000)
Costs of common units resulting from public issuance of common shares	—	—	—	—	—	(5)	—	—	(5)
Issuance of common units resulting from exercise of share options	—	—	—	—	44,624	666	—	—	666
Share-based compensation	—	—	—	—	142,914	9,192	—	—	9,192
Restricted common unit redemptions	—	—	—	—	(135,777)	(3,279)	—	—	(3,279)
Comprehensive loss	—	495	—	14,738	—	(13,735)	(4,182)	1,466	(1,218)
Distributions to owners of common and preferred units	—	(495)	—	(14,738)	—	(62,963)	—	—	(78,196)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(648)	(648)
COPT contribution to COPLP of distribution from subsidiary	—	—	—	—	—	1,602	—	(1,602)	—
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(2,827)	—	—	(2,827)
Tax benefit from share-based compensation	—	—	—	—	—	43	—	—	43
Balance at September 30, 2012	352,000	$8,800	12,821,667	$333,833	76,364,873	$893,963	$(6,019)	$9,712	$1,240,289

Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,961	—	—	117,961
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	1,500,000	38,447	—	—	38,447
Acquisition of property and noncontrolling interest in subsidiary for COPLP common units	—	—	—	—	221,501	3,899	—	(2,530)	1,369
Issuance of common units resulting from exercise of share options	—	—	—	—	32,756	642	—	—	642
Share-based compensation	—	—	—	—	171,287	5,702	—	—	5,702
Restricted common unit redemptions	—	—	—	—	(71,523)	(1,848)	—	—	(1,848)
Comprehensive income	—	495	—	15,481	—	(9,276)	8,734	1,451	16,885
Distributions to owners of common and preferred units	—	(495)	—	(15,481)	—	(74,405)	—	—	(90,381)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	85	85
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(6,414)	—	—	(6,414)
Tax benefit from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at September 30, 2013	352,000	$8,800	9,431,667	$249,083	91,359,549	$1,163,977	$3,026	$9,181	$1,434,067
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$359,431	$363,877
Construction contract and other service revenues received	48,877	58,637
Property operating expenses paid	(133,799)	(133,375)
Construction contract and other service expenses paid	(53,191)	(50,438)
General, administrative, leasing, business development and land carry costs paid	(20,681)	(18,526)
Interest expense paid	(59,052)	(63,811)
Previously accreted interest expense paid	(11,116)	—
Settlement of interest rate derivatives	—	(29,738)
Proceeds from sale of trading marketable securities	298	18,975
Exit costs on property dispositions	(186)	(4,066)
Payments in connection with early extinguishment of debt	(23,969)	(2,637)
Interest and other income received	391	786
Income taxes paid	6	(8)
Net cash provided by operating activities	107,009	139,676
Cash flows from investing activities
Construction, development and redevelopment	(156,820)	(107,621)
Tenant improvements on operating properties	(15,868)	(20,924)
Other capital improvements on operating properties	(17,528)	(9,571)
Acquisitions of operating properties	—	(48,308)
Proceeds from dispositions of properties	12,447	290,607
Mortgage and other loan receivables funded or acquired	(4,111)	(11,603)
Leasing costs paid	(9,366)	(7,289)
Other	4,401	(1,527)
Net cash (used in) provided by investing activities	(186,845)	83,764
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	457,000	262,000
Unsecured senior notes	592,413	—
Other debt proceeds	82,886	399,296
Repayments of debt
Revolving Credit Facility	(457,000)	(844,000)
Scheduled principal amortization	(7,229)	(9,094)
Other debt repayments	(542,532)	(51,850)
Deferred financing costs paid	(9,001)	(3,210)
Net proceeds from issuance of preferred units	—	165,662
Net proceeds from issuance of common units	157,307	661
Redemption of preferred units	(84,750)	(55,000)
Common unit distributions paid	(72,661)	(73,340)
Preferred unit distributions paid	(17,340)	(12,840)
Restricted unit redemptions	(1,848)	(3,279)
Other	(685)	1,004
Net cash provided by (used in) financing activities	96,560	(223,990)
Net increase (decrease) in cash and cash equivalents	16,724	(550)
Cash and cash equivalents
Beginning of period	10,594	5,559
End of period	$27,318	$5,009
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,872	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	87,956	95,248
Impairment losses	30,940	60,593
Settlement of previously accreted interest expense	(11,116)	—
Amortization of deferred financing costs	4,292	4,696
Increase in deferred rent receivable	(7,995)	(7,939)
Amortization of net debt discounts	1,207	2,357
Gain on sales of real estate	(2,683)	(20,969)
Share-based compensation	4,869	8,262
Loss (gain) on early extinguishment of debt	3,059	(3,436)
Other	(2,284)	(459)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,523	10,063
Decrease in restricted cash and marketable securities	822	14,399
(Increase) decrease in prepaid expenses and other assets	(12,974)	1,532
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(386)	4,776
Increase (decrease) in rents received in advance and security deposits	907	(2,775)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)
Net cash provided by operating activities	$107,009	$139,676
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(13,094)	$(11,627)
Decrease in property in connection with surrender of property in settlement of debt	$—	$12,812
Decrease in debt in connection with surrender of property in settlement of debt	$—	$16,304
Increase (decrease) in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$7,785	$(4,398)
Equity in other comprehensive income of an equity method investee	$1,070	$—
Distributions payable	$29,077	$26,954
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$5,194	$—
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$6,414	$2,827

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of September 30, 2013, our investments in real estate included the following:

•	210 operating office properties totaling 19.2 million square feet;

•
11 office properties under, or contractually committed for, construction or approved for redevelopment that we estimate will total approximately 1.5 million square feet upon completion, including one partially operational property included above;

•	land held or under pre-construction totaling 1,721 acres (including 56 acres controlled but not owned) that we believe are potentially developable into approximately 20.4 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

COPLP owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

Interests in COPLP are in the form of common and preferred units. As of September 30, 2013, COPT owned 95.6% of the outstanding COPLP common units (“common units”) and 96.4% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Three of COPT’s trustees controlled, either directly or through ownership by other entities or family members, 3.4% of COPLP’s common units as of September 30, 2013. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation are substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers, and although, as a partnership, COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The COPT consolidated financial statements include the accounts of COPT, the Operating Partnership, their subsidiaries and other entities in which COPT has a majority voting interest and control.  The COPLP consolidated financial statements include the accounts of COPLP, its subsidiaries and other entities in which COPLP has a majority voting interest and control.  We also consolidate certain entities when control of such entities can be achieved through means other than voting rights (“variable interest entities” or “VIEs”) if they are deemed to be the primary beneficiary of such entities.  We eliminate all significant intercompany balances and transactions in consolidation.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2012 for COPT (included in COPT’s 2012 Annual Report on Form 10-K) and COPLP (included in our Current Report on Form 8-K dated July 25, 2013).  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature except for the revisions and reclassifications noted below.  The consolidated financial statements have been prepared using the accounting policies described in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.

Revisions

As reported in COPT’s 2012 Annual Report on Form 10-K, the following errors were identified in 2012:

•
the misapplication of accounting guidance related to the recognition of a deferred tax asset resulting from an impairment of assets in the fourth quarter of 2011 that failed to consider a partial reversal of that asset that would result from a cancellation of related inter-company debt in the first quarter of 2012.  The effect of this error was an overstatement of our income tax benefit and an understatement of our net loss for the year ended December 31, 2011 of $4.0 million.  Based on an evaluation against our projected annual net income at that time, this error was previously reported for COPT as an out-of-period adjustment in the three months ended March 31, 2012;

•
an over-accrual of incentive compensation cost, the effect of which was an overstatement of general and administrative expenses and an overstatement of net loss for the calendar quarter and year ended December 31, 2011 of $711,000. Based on an evaluation against our projected annual net income at that time, this error was previously reported for COPT as an out-of-period adjustment in the three months ended March 31, 2012;

•
the misapplication of accounting guidance requiring that we recognize loss allocations to a noncontrolling interest holder in a consolidated real estate joint venture associated with decreases in such holder’s claim on the book value of the joint venture’s assets, despite the fact that the real estate held by the joint venture was under development and the joint venture had no underlying losses. The effect of this error was an understatement for COPT of losses attributable to noncontrolling interests in other consolidated entities of $1.8 million for the nine months ended September 30, 2012 and $1.4 million for the year ended December 31, 2011; and

•
the misapplication of accounting guidance pertaining to our reporting for a noncontrolling interest in a consolidated real estate joint venture formed in March 2010 for which the holder of such interest has the right to require us to acquire the interest at fair value. Accounting guidance requires that this noncontrolling interest be classified outside of permanent equity and reported at fair value as of the end of each reporting period, with changes in such fair value reported as equity transactions with no impact to net income or comprehensive income. This error resulted in an overstatement of equity and offsetting understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of COPT’s consolidated balance sheet of $8.9 million as of December 31, 2011. This error had no effect on COPT’s consolidated statements of operations, including reported net income (losses) or earnings per share.

With respect to the errors in the first two bullets above, we assessed the materiality of these errors on COPT’s consolidated financial statements in connection with previously filed periodic reports, in accordance with ASC 250 (SEC’s Staff Accounting Bulletin No. 99, “Materiality”), and concluded at such time that the errors were not material to any prior annual or interim periods. In assessing the cumulative effect of all such errors, we have considered ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”), and accordingly, the financial statements as of, and for the year ended, December 31, 2011 were revised in COPT’s 2012 Annual Report on Form 10-K. We revised COPT amounts pertaining to the first and second quarter of 2012 in COPT’s Form 10-Qs filed on April 30, 2013 and August 1, 2013, respectively, and amounts pertaining to the third quarter and first nine months of 2012 herein.

The following are selected line items from COPT’s consolidated financial statements as of, and for the three and nine months ended, September 30, 2012 illustrating the effect of adjustments pertaining to reclassifications and revisions (in thousands):

	Consolidated Balance Sheet as of September 30, 2012
	Per September 30, 2012 10-Q	As Revised	Change	Revisions
Redeemable noncontrolling interest	$—	$9,932	$9,932	$9,932
Additional paid-in capital	$1,455,558	$1,451,416	$(4,142)	$(4,142)
Cumulative distributions in excess of net income	$(610,659)	$(607,633)	$3,026	$3,026
Noncontrolling interests in common units in COPLP	$48,973	$49,157	$184	$184
Noncontrolling interests in other consolidated entities	$18,682	$9,682	$(9,000)	$(9,000)
Total equity	$1,250,221	$1,240,289	$(9,932)	$(9,932)
Total liabilities, redeemable noncontrolling interest and equity	$3,597,656	$3,597,656	$—	$—

	Consolidated Statements of Operations for the
	Three Months Ended September 30, 2012
	Per September 30, 2012 10-Q	Per September 30, 2013 10-Q	Change	Discontinued Operations	Other Reclassifications	Revisions
Total revenues	$130,144	$129,645	$(499)	$(499)	$—	$—
Expenses
Property operating expenses	$42,799	$41,474	$(1,325)	$(9)	$(1,316)	$—
Depreciation and amortization associated with real estate operations	28,698	28,604	(94)	(94)	—	—
Construction contract and other service expenses	14,410	14,410	—	—	—	—
Impairment losses	46,096	46,096	—	—	—	—
General, administrative and leasing expenses	5,061	6,377	1,316	—	1,316	—
Business development expenses and land carry costs	1,632	1,632	—	—	—	—
Total operating expenses	$138,696	$138,593	$(103)	$(103)	$—	$—
Operating loss	$(8,552)	$(8,948)	$(396)	$(396)	$—	$—
Interest expense	$(23,239)	$(23,239)	$—	$—	$—	$—
Income tax expense	$(106)	$(106)	$—	$—	$—	$—
Loss from continuing operations	$(31,816)	$(32,212)	$(396)	$(396)	$—	$—
Discontinued operations	$11,051	$11,447	$396	$396	$—	$—
Net loss	$(20,765)	$(20,765)	$—	$—	$—	$—
Net loss attributable to noncontrolling interests in common units in COPLP	$1,569	$1,533	$(36)	$—	$—	$(36)
Net loss attributable to noncontrolling interests in other consolidated entities	$(411)	$235	$646	$—	$—	$646
Net loss attributable to COPT	$(19,772)	$(19,162)	$610	$—	$—	$610
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.54)	$(0.54)	$—	$—	$—	$—
Discontinued operations	0.15	0.15	—	—	—	—
Net loss attributable to COPT common shareholders	$(0.39)	$(0.39)	$—	$—	$—	$—

	Consolidated Statements of Operations for the
	Nine Months Ended September 30, 2012
	Per September 30, 2012 10-Q	Per September 30, 2013 10-Q	Change	Discontinued Operations	Other Reclassifications	Revisions
Total revenues	$390,499	$389,043	$(1,456)	$(1,456)	$—	$—
Expenses
Property operating expenses	$126,339	$122,102	$(4,237)	$32	$(4,269)	$—
Depreciation and amortization associated with real estate operations	84,920	84,633	(287)	(287)	—	—
Construction contract and other service expenses	51,302	51,302	—	—	—	—
Impairment losses	41,260	41,260	—	—	—	—
General, administrative and leasing expenses	19,820	24,797	4,977	(3)	4,269	711
Business development expenses and land carry costs	4,506	4,506	—	—	—	—
Total operating expenses	$328,147	$328,600	$453	$(258)	$—	$711
Operating income	$62,352	$60,443	$(1,909)	$(1,198)	$—	$(711)
Interest expense	$(71,909)	$(71,909)	$—	$—	$—	$—
Income tax expense	$(4,296)	$(327)	$3,969	$—	$—	$3,969
Loss from continuing operations	$(12,160)	$(10,100)	$2,060	$(1,198)	$—	$3,258
Discontinued operations	$10,212	$11,410	$1,198	$1,198	$—	$—
Net (loss) income	$(1,927)	$1,331	$3,258	$—	$—	$3,258
Net loss attributable to noncontrolling interests in common units in COPLP	$1,020	$738	$(282)	$—	$—	$(282)
Net (income) loss attributable to noncontrolling interests in other consolidated entities	$(939)	$864	$1,803	$—	$—	$1,803
Net (loss) income attributable to COPT	$(2,341)	$2,438	$4,779	$—	$—	$4,779
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.40)	$(0.35)	$0.05	$(0.02)	$—	$0.07
Discontinued operations	0.13	0.15	0.02	0.02	—	—
Net loss attributable to COPT common shareholders	$(0.27)	$(0.20)	$0.07	$—	$—	$0.07

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

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in COPT’s 2012 Annual Report on Form 10-K and Note 3 to the COPLP consolidated financial statements in our Current Report on Form 8-K dated July 25, 2013.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of September 30, 2013, we used discount rates ranging from 10.0% to 20.0% (15.3% weighted average), which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture; a significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 6, we estimated the fair values of our mortgage and other investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 8 to the consolidated financial statements, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 8 for debt and Note 9 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,753	$—	$—	$6,753
Common stocks	217	—	—	217
Other	211	—	—	211
Common stock (1)	520	—	—	520
Interest rate derivatives (2)	—	5,195	—	5,195
Warrants to purchase common stock (2)	—	301	—	301
Total Assets	$7,701	$5,496	$—	$13,197
Liabilities:
Deferred compensation plan liability (3)	$7,181	$—	$—	$7,181
Interest rate derivatives	—	3,595	—	3,595
Total Liabilities	$7,181	$3,595	$—	$10,776
Redeemable noncontrolling interest	$—	$—	$16,789	$16,789

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.

(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Common stock (1)	$520	$—	$—	$520
Interest rate derivatives (2)	—	5,195	—	5,195
Warrants to purchase common stock (2)	—	301	—	301
Total Assets	$520	$5,496	$—	$6,016
Liabilities:
Interest rate derivatives	$—	$3,595	$—	$3,595
Redeemable noncontrolling interest	$—	$—	$16,789	$16,789

(1) Included in the line entitled “restricted cash and marketable securities” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, we recognized the following impairment losses:

•
for certain of our operating properties serving as collateral for a non recourse loan, we expect that the cash flows that will be generated by the properties will be insufficient to fund debt service requirements on the loan. While we sought to negotiate various alternatives with the lender, during the three months ended September 30, 2013, we determined that the probable outcome will be the conveyance of the properties to the lender to extinguish the loan. We expect that the conveyance will occur in a series of transactions in the fourth quarter of 2013 and the first quarter of 2014. We determined that the carrying amount of certain of these properties located in Colorado Springs, Colorado exceed their fair value, and will not likely be recovered from the cash flows from the operations of the properties over the likely remaining holding period. Accordingly, we recognized non-cash impairment losses of $10.4 million on these properties during the three months ended September 30, 2013;

•
$14.8 million (all classified as discontinued operations and including $186,000 in exit costs) in connection with properties and land no longer aligned with our strategy that we sold or have classified as held for sale, most of which was attributable to our continuing negotiations to sell certain properties in Colorado Springs; and

•
$5.9 million on two properties in the Greater Baltimore region during the three months ended September 30, 2013. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties will not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period.

The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair value of the properties (dollars in thousands):

	Quoted Prices in		Significant		Impairment Losses Recognized (1)
	Active Markets for	Significant Other	Unobservable		Three Months	Nine Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	September 30, 2013	September 30, 2013
Assets (2):
Properties, net	$—	$—	$245,535	$245,535	$21,888	$30,940

(1) Represents impairment losses, excluding exit costs incurred of $186,000 for the three months and nine months ended September 30, 2013.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Properties on which impairment losses were recognized	$245,535	Bids for property indicative of value	Indicative bids (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	10.0% to 11.0% (10.9%)
			Terminal capitalization rate	9.5% to 10.0% (9.7%)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)

(1) These fair value measurements were developed as a result of negotiations between us and potential, or actual, purchasers of properties.
(2) Only one value applied for this unobservable input.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, we recognized non-cash impairment losses of $60.6 million for the amount by which the carrying values of certain properties exceeded their estimated fair values. The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining such fair values (dollars in thousands):

	Quoted Prices in		Significant		Impairment Losses Recognized (1)
	Active Markets for	Significant Other	Unobservable		Three Months	Nine Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	September 30, 2012	September 30, 2012
Assets (2):
Properties, net	$—	$—	$369,312	$369,312	$52,900	60,593

(1) Represents impairment losses, excluding exit costs incurred of $2.9 million for the three months ended September 30, 2012 and $4.2 million for the nine months ended September 30, 2012.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above (dollars in thousands):

Description	Fair Value on Measurement Date	Valuation Technique	Unobservable Input	Range (Weighted Average)
Properties on which impairment losses were recognized	$369,312	Bid for properties indicative of value	Indicative bid (1)	(1)
		Contract of sale	Contract price (1)	(1)
		Discounted cash flow	Discount rate	10.1% to 11.0% (10.4%)
			Terminal capitalization rate	8.7% to 10.0% (8.9%)
			Market rent growth rate	3.0% (2)
			Expense growth rate	3.0% (2)
		Yield Analysis	Yield	12% (2)
			Market rent rate	$8.50 per square foot(2)
			Leasing costs	$20.00 per square foot (2)
(1) These fair value measurements were developed as a result of negotiations between us and potential, or actual, purchasers of properties.
(2) Only one value applied for this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$436,565	$427,766
Buildings and improvements	2,889,383	2,725,875
Less: accumulated depreciation	(612,369)	(555,975)
Operating properties, net	$2,713,579	$2,597,666

Projects we had in development or held for future development consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$253,810	$236,324
Construction in progress, excluding land	272,357	329,054
Projects in development or held for future development	$526,167	$565,378

During the nine months ended September 30, 2013, we sold 920 Elkridge Landing Road, a 103,000 square foot office property in Linthicum, Maryland (in the Baltimore/Washington Corridor), for $6.9 million.

2013 Construction Activities

During the nine months ended September 30, 2013, we placed into service an aggregate of 392,000 square feet in four newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville, Alabama. As of September 30, 2013, we had nine office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.3 million square feet upon completion, including four in Northern Virginia, three in Huntsville, Alabama and two in the Baltimore/Washington Corridor. We also had redevelopment underway, or otherwise approved, for two office properties that we estimate will total 235,000 square feet upon completion, including one in Greater Philadelphia and one in the Baltimore/Washington Corridor.

5.    Real Estate Joint Ventures

During the nine months ended September 30, 2013, we had an investment in one unconsolidated real estate joint venture accounted for using the equity method of accounting.  Information pertaining to this investment is set forth below (dollars in thousands):

Investment Balance at (1)		Date		Nature of	Maximum Exposure
September 30, 2013	December 31, 2012	Acquired	Ownership	Activity	to Loss (2)
$(6,420)	$(6,420)	9/29/2005	20%	Operates 16 Buildings	$—

(1)   The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $3.0 million at September 30, 2013 and $4.5 million at December 31, 2012 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation and our discontinuance of loss recognition under the equity method effective October 2012, as discussed below.  A difference will continue to exist to the extent the nature of our continuing involvement in the joint venture remains the same and we continue to no longer recognize income or losses under the equity method.
(2)   Derived from the sum of our investment balance and maximum additional unilateral capital contributions or loans required from us.  Not reported above are additional amounts that we and our partner are required to fund when needed by this joint venture; these funding requirements are proportional to our respective ownership percentages.  Also not reported above are additional unilateral contributions or loans from us, the amounts of which are uncertain, that we would be required to make if certain contingent events occur (see Note 17).

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture (in thousands):

	September 30, 2013	December 31, 2012
Properties, net	$57,222	$58,460
Other assets	6,248	4,376
Total assets	$63,470	$62,836

Liabilities (primarily debt)	$80,424	$72,693
Owners’ equity	(16,954)	(9,857)
Total liabilities and owners’ equity	$63,470	$62,836

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,739	$1,778	$5,342	$5,497
Property operating expenses	(755)	(758)	(2,250)	(2,219)
Interest expense	(2,966)	(1,138)	(8,521)	(3,291)
Depreciation and amortization expense	(575)	(568)	(1,668)	(1,732)
Net loss	$(2,557)	$(686)	$(7,097)	$(1,745)

As discussed further in our 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013, in 2012, the holder of mortgage debt encumbering all of the joint venture’s properties notified us of the debt’s default, initiated foreclosure proceedings and terminated our property management responsibilities; accordingly, we discontinued recognition of losses on this investment under the equity method effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures at September 30, 2013 (dollars in thousands):

		Ownership		September 30, 2013		(1)
	Date	% at		Total	Pledged	Total
	Acquired	9/30/2013	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Developing business park (2)	$114,141	$45,209	$22,141
M Square Associates, LLC	6/26/2007	50%	Operating two buildings and developing others (3)	60,879	47,854	41,463
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (4)	6,447	—	—
MOR Forbes 2 LLC	12/24/2002	50%	Operating one building (5)	4,132	—	90
				$185,599	$93,063	$63,694
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Suburban Maryland region).
(4) This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.
(5) This joint venture’s property is in Lanham, Maryland (in the Suburban Maryland region).

These ventures include only ones in which parties other than COPLP and COPT own interests. During the periods included herein, we also owned a controlling interest in Arundel Preserve #5, LLC, a consolidated real estate joint venture owning property in Hanover Maryland (in the Baltimore/Washington Corridor), until September 17, 2013, at which time we acquired our partner’s noncontrolling interest, along with incremental additional land value in the venture, in exchange for 221,501 common units in COPLP valued at $5.2 million.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 17.

6.     Mortgage and Other Investing Receivables

Mortgage and other investing receivables consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Notes receivable from City of Huntsville	$40,321	$33,252
Mortgage loan receivable	—	144
	$40,321	$33,396

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  We did not have an allowance for credit losses in connection with our notes receivable at September 30, 2013 or December 31, 2012.  The fair value of these receivables approximated their carrying amounts at September 30, 2013 and December 31, 2012.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid expenses	$23,552	$19,270
Lease incentives	8,751	5,578
Furniture, fixtures and equipment, net	6,705	7,991
Deferred tax asset	6,222	6,612
Construction contract costs incurred in excess of billings	5,465	—
Interest rate derivatives	5,195	—
Other equity method investments	4,928	2,425
Other assets	3,257	2,183
Prepaid expenses and other assets	$64,075	$44,059

Other assets, as reported above, include operating notes receivable due from tenants with terms exceeding one year totaling $186,000 at September 30, 2013 and $271,000 at December 31, 2012.  We carried allowances for estimated losses for most of these balances.

8.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	September 30, 2013	September 30, 2013	December 31, 2012	Stated Interest Rates at	Dates at
				September 30, 2013	September 30, 2013
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	N/A	$882,311	$948,414	3.96% - 7.87% (2)	2014-2034
Variable rate secured loan	N/A	37,894	38,475	LIBOR + 2.25% (3)	11/2/2015
Other construction loan facilities	$26,150	—	29,557	N/A	N/A
Total mortgage and other secured loans		920,205	1,016,446
Revolving Credit Facility (4)	800,000	—	—	LIBOR + 0.975% to 1.75% (5)	7/1/2017
Term Loan Facilities (6)	(6)	620,000	770,000	LIBOR + 1.10% to 2.60% (7)	2015-2019
Unsecured Senior Notes (8)
3.600% Senior Notes	N/A	347,183	—	3.60%	5/15/2023
5.250% Senior Notes	N/A	245,360	—	5.25%	2/15/2024
Unsecured notes payable	N/A	1,723	1,788	0% (9)	5/1/2026
4.25% Exchangeable Senior Notes (10)	N/A	560	230,934	4.25%	4/15/2030
Total debt, net		$2,135,031	$2,019,168

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $465,000 at September 30, 2013 and $1.3 million at December 31, 2012.

(2)	The weighted average interest rate on these loans was 5.98% at September 30, 2013.

(3)	The interest rate on the loan outstanding was 2.43% at September 30, 2013.

(4)	Refer to the paragraph below for disclosure pertaining to the Revolving Credit Facility.

(5)	The weighted average interest rate on the Revolving Credit Facility was 1.45% at September 30, 2013.

(6)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 1.80% at September 30, 2013.

(8)	Refer to the paragraphs below for disclosure pertaining to these notes.

(9)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $788,000 at September 30, 2013 and $873,000 at December 31, 2012.

(10)
As described further in our 2012 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2013 and is equivalent to an exchange price of $47.96 per common share).  During the nine months ended September 30, 2013, we repaid $239.4 million principal amount of these notes and recognized a $25.9 million loss on early extinguishment of debt. The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $15,000 at September 30, 2013 and a principal amount of $240.0 million and an unamortized discount totaling $9.1 million at December 31, 2012.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares at September 30, 2013 and December 31, 2012 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense at stated interest rate	$6	$2,550	$4,201	$7,650
Interest expense associated with amortization of discount	2	919	1,613	2,717
Total	$8	$3,469	$5,814	$10,367

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

On July 16, 2013, we entered into an amendment to our credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”). The amendment extended the maturity date of the facility from September 2014 to July 2017, with the ability for us to extend such maturity by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility. The amendment also changed the interest rate on the facility to be based on LIBOR (customarily the 30-day rate) plus 0.975% to 1.750%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). Also on July 16, 2013, we entered into amendments on $550.0 million in existing unsecured term loan agreements with the same group of lenders as the Revolving Credit Facility that added one year in extension options and changed the interest rate applicable to the facilities to be based on LIBOR (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

During the nine months ended September 30, 2013, we issued the following senior notes:

•
a $350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value on May 6, 2013, resulting in proceeds, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, of $347.1 million. The notes mature on May 15, 2023. The carrying value of these notes reflects an unamortized discount totaling $2.8 million at September 30, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%; and

•
a $250.0 million aggregate principal amount of 5.250% Senior Notes at an initial offering price of 98.783% of their face value on September 16, 2013, resulting in proceeds, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, of $245.3 million. The notes mature on February 15, 2024. The carrying value of these notes reflects an unamortized discount totaling $4.6 million at September 30, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

We may redeem these notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (30 basis points for the 3.600% Senior Notes and 40 basis points for the 5.250% Senior Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

We capitalized interest costs of $2.2 million in the three months ended September 30, 2013, $3.4 million in the three months ended September 30, 2012, $6.7 million in the nine months ended September 30, 2013 and $10.8 million in the nine months ended September 30, 2012.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$592,543	$579,654	$—	$—
4.25% Exchangeable Senior Notes	560	575	230,934	240,282
Other fixed-rate debt	884,034	812,246	950,202	968,180
Variable-rate debt	657,894	661,593	838,032	845,558
	$2,135,031	$2,054,068	$2,019,168	$2,054,020

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(365)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(362)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(963)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(963)	(1,313)
37,894	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(933)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	1	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(9)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	2,685	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,509	(417)
						$1,600	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	September 30, 2013		December 31, 2012
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$5,195	Prepaid expenses and other assets	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,595)	Interest rate derivatives	(6,185)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of (loss) gain recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$(2,482)	$(2,760)	$5,810	$(7,386)
Amount of loss reclassified from AOCI into interest expense (effective portion)	689	632	2,021	3,034

Over the next 12 months, we estimate that approximately $2.6 million of losses will be reclassified from AOCI to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2013, the fair value of interest rate derivatives in a liability position related to these agreements was $3.6 million, excluding the effects of accrued interest. As of September 30, 2013, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.8 million.

10.    Redeemable Noncontrolling Interest

The table below sets forth activity in our redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$10,298	$8,908
Distribution to noncontrolling interest	(811)	—
Net income (loss) attributable to noncontrolling interest	888	(1,803)
Adjustment to arrive at fair value of interest	6,414	2,827
Ending balance	$16,789	$9,932

11.    Equity

On April 22, 2013, COPT redeemed all of its outstanding 7.625% Series J Preferred Shares of beneficial interest (the “Series J Preferred Shares”) at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on these securities.

On March 19, 2013, COPT completed a public offering of 4,485,000 common shares at a price of $26.34 per share for net proceeds of $118.1 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for 4,485,000 common units.

On July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $110.9 million in stock sales.

During the nine months ended September 30, 2013, certain COPLP limited partners redeemed 310,889 common units in COPLP for common shares in COPT on the basis of one common share for each common unit.

See Note 13 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

12.    Information by Business Segment

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Suburban Maryland	Colorado Springs	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended September 30, 2013
Revenues from real estate operations	$57,226	$23,062	$7,898	$4,295	$4,270	$10,703	$2,332	$6,622	$3,258	$3,819	$1,076	$124,561
Property operating expenses	18,780	7,999	4,061	1,946	1,299	4,143	862	2,371	924	654	1,846	44,885
NOI from real estate operations	$38,446	$15,063	$3,837	$2,349	$2,971	$6,560	$1,470	$4,251	$2,334	$3,165	$(770)	$79,676
Additions to long-lived assets	$7,204	$2,459	$251	$86	$630	$1,707	$88	$1,413	$102	$(84)	$86	$13,942
Transfers from non-operating properties	$8,706	$26,355	$—	$—	$—	$9	$(183)	$1,860	$3,414	$(33)	$2,714	$42,842
Three Months Ended September 30, 2012
Revenues from real estate operations	$55,799	$20,363	$8,125	$4,389	$4,085	$11,918	$2,371	$6,278	$2,541	$3,589	$1,806	$121,264
Property operating expenses	18,534	7,115	4,272	1,924	1,241	4,539	1,041	2,432	663	686	1,252	43,699
NOI from real estate operations	$37,265	$13,248	$3,853	$2,465	$2,844	$7,379	$1,330	$3,846	$1,878	$2,903	$554	$77,565
Additions to long-lived assets	$4,454	$54,781	$—	$414	$355	$1,055	$36	$548	$195	$(35)	$—	$61,803
Transfers from non-operating properties	$12,431	$12,979	$—	$—	$24	$99	$(88)	$315	$1,843	$548	$(5)	$28,146
Nine Months Ended September 30, 2013
Revenues from real estate operations	$171,049	$68,992	$24,019	$12,716	$12,355	$32,246	$6,809	$19,874	$8,529	$10,878	$4,446	$371,913
Property operating expenses	57,030	24,020	12,427	5,769	3,715	12,408	2,393	7,014	2,482	1,667	4,680	133,605
NOI from real estate operations	$114,019	$44,972	$11,592	$6,947	$8,640	$19,838	$4,416	$12,860	$6,047	$9,211	$(234)	$238,308
Additions to long-lived assets	$14,029	$6,699	$268	$484	$1,634	$1,761	$143	$2,323	$387	$3,588	$262	$31,578
Transfers from non-operating properties	$37,270	$37,209	$—	$—	$12	$113	$337	$4,540	$28,031	$20,925	$69,163	$197,600
Segment assets at September 30, 2013	$1,223,246	$593,335	$118,701	$99,852	$96,679	$305,947	$52,726	$159,578	$105,112	$130,598	$168,039	$3,053,813
Nine Months Ended September 30, 2012
Revenues from real estate operations	$167,726	$57,974	$23,563	$12,515	$12,436	$41,954	$12,680	$18,880	$7,171	$10,977	$4,660	$370,536
Property operating expenses	56,677	21,270	11,998	5,485	3,524	15,911	5,357	6,754	1,851	2,088	3,378	134,293
NOI from real estate operations	$111,049	$36,704	$11,565	$7,030	$8,912	$26,043	$7,323	$12,126	$5,320	$8,889	$1,282	$236,243
Additions to long-lived assets	$9,393	$57,161	$259	$116	$815	$5,390	$1,219	$1,334	$285	$124	$11	$76,107
Transfers from non-operating properties	$42,488	$12,979	$464	$—	$218	$493	$793	$2,611	$11,233	$394	$57,675	$129,348
Segment assets at September 30, 2012	$1,187,700	$535,521	$119,752	$106,090	$97,977	$283,996	$53,395	$173,918	$66,301	$111,426	$100,471	$2,836,547

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Segment revenues from real estate operations	$124,561	$121,264	$371,913	$370,536
Construction contract and other service revenues	16,991	15,283	52,048	53,812
Less: Revenues from discontinued operations (Note 15)	(5,521)	(6,902)	(16,786)	(35,305)
Total revenues	$136,031	$129,645	$407,175	$389,043

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Segment property operating expenses	$44,885	$43,699	$133,605	$134,293
Less: Property operating expenses from discontinued operations (Note 15)	(1,403)	(2,225)	(4,196)	(12,191)
Total property operating expenses	$43,482	$41,474	$129,409	$122,102

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Construction contract and other service revenues	$16,991	$15,283	$52,048	$53,812
Construction contract and other service expenses	(16,306)	(14,410)	(49,165)	(51,302)
NOI from service operations	$685	$873	$2,883	$2,510

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to (loss) income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
NOI from real estate operations	$79,676	$77,565	$238,308	$236,243
NOI from service operations	685	873	2,883	2,510
Interest and other (loss) income	(3)	1,095	2,949	3,152
Equity in income (loss) of unconsolidated entities	44	(246)	211	(522)
Income tax expense	(24)	(106)	(61)	(327)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(29,210)	(28,604)	(86,239)	(84,633)
Impairment losses	(16,300)	(46,096)	(16,300)	(41,260)
General, administrative and leasing expenses	(8,027)	(6,377)	(22,430)	(24,797)
Business development expenses and land carry costs	(1,383)	(1,632)	(4,069)	(4,506)
Interest expense on continuing operations	(21,242)	(23,239)	(66,851)	(71,909)
NOI from discontinued operations	(4,118)	(4,677)	(12,590)	(23,114)
Loss on early extinguishment of debt	(374)	(768)	(27,028)	(937)
(Loss) income from continuing operations	$(276)	$(32,212)	$8,783	$(10,100)

The following table reconciles our segment assets to COPT’s consolidated total assets (in thousands):

	September 30, 2013	September 30, 2012
Segment assets	$3,053,813	$2,836,547
Non-operating property assets	530,389	616,526
Other assets	171,386	144,583
Total COPT consolidated assets	$3,755,588	$3,597,656

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

13.    Share-Based Compensation

Performance Share Units (“PSUs”)

On March 1, 2013, our Board of Trustees granted 69,579 PSUs with an aggregate grant date fair value of $1.9 million to executives.  The PSUs have a performance period beginning on January 1, 2013 and concluding on the earlier of December 31, 2015 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

Percentile Rank	Earned PSUs Payout %
75th or greater	200% of PSUs granted
50th	100% of PSUs granted
25th	50% of PSUs granted
Below 25th	0% of PSUs granted

If the percentile rank exceeds the 25th percentile and is between two of the percentile ranks set forth in the table above, then the percentage of the earned PSUs will be interpolated between the ranges set forth in the table above to reflect any performance between the listed percentiles.  At the end of the performance period, we, in settlement of the award, will issue a number of fully-vested COPT common shares equal to the sum of:

•	the number of earned PSUs in settlement of the award plan; plus

•
the aggregate dividends that would have been paid with respect to the common shares issued in settlement of the earned PSUs through the date of settlement had such shares been issued on the grant date, divided by the share price on such settlement date, as defined under the terms of the agreement.

If a performance period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the three-year performance period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited.  PSUs do not carry voting rights.

We computed a grant date fair value of $26.84 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $25.85; expected volatility for COPT common shares of 29.5%; and a risk-free interest rate of 0.33%.  We are recognizing the grant date fair value in connection with these PSU awards over the performance period.

The PSUs granted to our executives on March 1, 2012 and March 3, 2011, as described in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013, were outstanding at September 30, 2013.

Restricted Shares

During the nine months ended September 30, 2013, certain employees as well as nonemployee members of our Board of Trustees were granted a total of 177,510 restricted shares with an aggregate grant date fair value of $4.7 million (weighted average of $26.24 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the nine months ended September 30, 2013, forfeiture restrictions lapsed on 222,381 previously issued common shares; these shares had a weighted average grant date fair value of $31.54 per share, and the aggregate intrinsic value of the shares on the vesting dates was $5.9 million.

Options

During the nine months ended September 30, 2013, 32,756 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $19.45 per share, and the aggregate intrinsic value of the options exercised was $237,000.

14.    Income Taxes

We own a taxable REIT subsidiary (“TRS”) that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Deferred
Federal	$(20)	$(87)	$(50)	$(267)
State	(4)	(19)	(11)	(60)
Total income tax expense	$(24)	$(106)	$(61)	$(327)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 36.7% for the three and nine months ended September 30, 2013 and 38.6% for the three and nine months ended September 30, 2012.

15.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in Suburban Maryland that were sold on May 2, 2012;

•	11800 Tech Road in Suburban Maryland that was sold on June 14, 2012;

•	400 Professional Drive in Suburban Maryland for which the title to the property was transferred to the mortgage lender on July 2, 2012;

•	23 operating properties in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012;

•	920 Elkridge Landing Road in the Baltimore/Washington Corridor that was sold on June 25, 2013; and

•	16 operating properties in Colorado Springs and an operating property in Suburban Maryland classified as held for sale at September 30, 2013.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue from real estate operations	$5,521	$6,902	$16,786	$35,305
Property operating expenses	(1,403)	(2,225)	(4,196)	(12,191)
Depreciation and amortization	—	(2,020)	(158)	(8,744)
Impairment losses	(5,774)	(9,733)	(14,826)	(23,510)
General, administrative and leasing expenses	—	(1)	(1)	(3)
Business development and land carry costs	—	—	—	(24)
Interest expense	(68)	(127)	(199)	(2,107)
Gain on sales of real estate	—	16,913	—	20,948
Gain on early extinguishment of debt	—	1,738	—	1,736
Discontinued operations	$(1,724)	$11,447	$(2,594)	$11,410

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

	September 30, 2013	December 31, 2012
Properties, net	$121,060	$128,740
Deferred rent receivable	4,951	4,068
Intangible assets on real estate acquisitions, net	4,384	4,409
Deferred leasing costs, net	3,511	2,923
Lease incentives	78	89
Assets held for sale, net	$133,984	$140,229

16.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

COPT and Subsidiaries EPS

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(276)	$(32,212)	$8,783	$(10,100)
Gain on sales of real estate, net	—	—	2,683	21
Preferred share dividends	(4,490)	(6,546)	(15,481)	(14,738)
Issuance costs associated with redeemed preferred shares	—	(1,827)	(2,904)	(1,827)
(Loss) income from continuing operations attributable to noncontrolling interests	(990)	2,249	(2,139)	1,710
Income from continuing operations attributable to restricted shares	(97)	(111)	(317)	(357)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$(5,853)	$(38,447)	$(9,375)	$(25,291)
Discontinued operations	(1,724)	11,447	(2,594)	11,410
Discontinued operations attributable to noncontrolling interests	26	(646)	(42)	(603)
Numerator for basic and diluted EPS on net (loss) income attributable to COPT common shareholders	$(7,551)	$(27,646)	$(12,011)	$(14,484)
Denominator for basic and diluted EPS (common shares)	86,760	71,688	84,547	71,590
Basic EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations attributable to COPT common shareholders	(0.02)	0.15	(0.03)	0.15
Net loss attributable to COPT common shareholders	$(0.09)	$(0.39)	$(0.14)	$(0.20)
Diluted EPS:
Loss from continuing operations attributable to COPT common shareholders	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations attributable to COPT common shareholders	(0.02)	0.15	(0.03)	0.15
Net loss attributable to COPT common shareholders	$(0.09)	$(0.39)	$(0.14)	$(0.20)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Conversion of common units	3,804	4,233	3,832	4,256
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended September 30, 2013 and 2012 of 377,000 and 420,000, respectively, and for the nine months ended September 30, 2013 and 2012 of 388,000 and 475,000, respectively; and

•
weighted average options for the three months ended September 30, 2013 and 2012 of 613,000 and 752,000, respectively, and for the nine months ended September 30, 2013 and 2012 of 571,000 and 780,000, respectively.

As discussed in Note 8, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of our common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

COPLP and Subsidiaries EPU

We present both basic and diluted EPU.  We compute basic EPU by dividing net income available to common unitholders allocable to unrestricted common units under the two-class method by the weighted average number of unrestricted common units outstanding during the period.  Our computation of diluted EPU is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common units that would have been outstanding if securities that are convertible into our common units were converted; and (2) the effect of dilutive potential common units outstanding during the period attributable to share-based compensation using the treasury stock or if-converted methods; and

•	the numerator is adjusted to add back any changes in income or loss that would result from the assumed conversion into common units that we added to the denominator.

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
(Loss) income from continuing operations	$(276)	$(32,212)	$8,783	$(10,100)
Gain on sales of real estate, net	—	—	2,683	21
Preferred unit distributions	(4,655)	(6,711)	(15,976)	(15,233)
Issuance costs associated with redeemed preferred units	—	(1,827)	(2,904)	(1,827)
(Loss) income from continuing operations attributable to noncontrolling interests	(986)	243	(2,025)	829
Income from continuing operations attributable to restricted units	(97)	(111)	(317)	(357)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$(6,014)	$(40,618)	$(9,756)	$(26,667)
Discontinued operations	(1,724)	11,447	(2,594)	11,410
Discontinued operations attributable to noncontrolling interests	(49)	(647)	(147)	(662)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$(7,787)	$(29,818)	$(12,497)	$(15,919)

Denominator for basic and diluted EPU (common units)	90,564	75,921	88,379	75,846
Basic EPU:
Loss from continuing operations attributable to COPLP common unitholders	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations attributable to COPLP common unitholders	(0.02)	0.15	(0.03)	0.14
Net loss attributable to COPLP common unitholders	$(0.09)	$(0.39)	$(0.14)	$(0.21)
Diluted EPU:
Loss from continuing operations attributable to COPLP common unitholders	$(0.07)	$(0.54)	$(0.11)	$(0.35)
Discontinued operations attributable to COPLP common unitholders	(0.02)	0.15	(0.03)	0.14
Net loss attributable to COPLP common unitholders	$(0.09)	$(0.39)	$(0.14)	$(0.21)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2013	2012
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Units	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•
weighted average restricted units for the three months ended September 30, 2013 and 2012 of 377,000 and 420,000, respectively, and for the nine months ended September 30, 2013 and 2012 of 388,000 and 475,000, respectively; and

•
weighted average options for the three months ended September 30, 2013 and 2012 of 613,000 and 752,0000, respectively, and for the nine months ended September 30, 2013 and 2012 of 571,000 and 780,000, respectively.

As discussed in Note 8, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

17.    Commitments and Contingencies

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  The maximum amount we could be required to pay under the guarantees as of September 30, 2013 totaled approximately $64 million for outstanding debt, plus interest and penalties associated with such debt.  We are entitled to recover 80% of any amounts paid under the guarantees from an affiliate of our partner pursuant to an indemnification agreement. In 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties initiated foreclosure proceedings. Management considered this event and estimates that the aggregate fair value of the guarantees would not exceed the amounts included in distributions received in excess of investment in unconsolidated real estate joint venture reported on the consolidated balance sheets.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park

North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $2.5 million liability through September 30, 2013 representing the estimated fair value of our obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

COPT is an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities.  COPT generally acquires, develops, manages and leases office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. COPT conducts almost all of its operations through COPLP, a Delaware limited partnership, of which it is the sole general partner. COPLP owns real estate both directly and through subsidiary partnerships, corporations, business trusts and limited liability companies. COPLP also owns subsidiaries that provide real estate services such as property management, construction and development services primarily for our properties but also for third parties.

During the nine months ended September 30, 2013:

•
COPT completed a public offering of 4,485,000 common shares in March at a price of $26.34 per share for net proceeds of $118.1 million, after underwriter discounts but before offering expenses, that were contributed to COPLP in exchange for 4,485,000 common units. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
COPT issued 1.5 million common shares at a weighted average price of $26.05 per share under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units, and used by COPLP for general corporate purposes.

•
COPT redeemed all of its outstanding Series J Preferred Shares at a price of $25 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the March 2013 public offering of common shares. These shares accrued dividends equal to 7.625% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on the securities;

•
COPLP issued the following unsecured senior notes, guaranteed by COPT, and used the net proceeds from these issuances to repay borrowings under our Revolving Credit Facility and for general corporate purposes, including partial repayment of certain of our unsecured debt:

•
$350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $347.1 million; and

•
$250.0 million aggregate principal amount of 5.250% Senior Notes at an initial offering price of 98.783% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $245.3 million;

•
we repaid a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes for an aggregate repayment amount of $255.1 million, and recognized a $25.9 million loss of early extinguishment of debt, including unamortized loan issuance costs. Most of this repayment resulted from a tender offer for the notes that was completed on June 27, 2013;

•
we placed into service an aggregate of 392,000 square feet in four newly constructed properties proximate to defense installations and other knowledge-based demand drivers that were 74% leased as of September 30, 2013; and

•	we finished the period with occupancy of our portfolio of operating office properties at 88.5%.

We discuss significant factors contributing to changes in our net income in the section below entitled “Results of Operations.” The results of operations discussion is combined for COPT and COPLP because there are no material differences in the results of operations between the two reporting entities.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	September 30, 2013	December 31, 2012
Occupancy rates at period end
Total	88.5%	87.8%
Baltimore/Washington Corridor	90.2%	89.4%
Northern Virginia	87.2%	89.2%
San Antonio	96.6%	96.4%
Washington, DC - Capitol Riverfront	90.9%	89.0%
St. Mary’s and King George Counties	89.6%	85.9%
Greater Baltimore	79.0%	78.6%
Suburban Maryland	95.7%	94.1%
Colorado Springs	82.6%	77.8%
Greater Philadelphia	93.7%	100.0%
Other	95.8%	94.6%
Average contractual annual rental rate per square foot at period end (1)	$28.26	$27.92

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2012	18,831	16,541
Square feet vacated upon lease expiration (1)	—	(691)
Occupancy of previously vacated space in connection with new lease (2)	—	590
Square feet constructed or redeveloped	563	581
Dispositions	(103)	—
Other changes	(87)	(25)
September 30, 2013	19,204	16,996

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 90.3% at September 30, 2013, up slightly from 89.5% at December 31, 2012.

During the nine months ended September 30, 2013, we completed 2.7 million square feet of leasing and renewed 68.6% of the square footage of our lease expirations (including the effect of early renewals) for the period, which included the effect of an anticipated significant tenant move-out in one property.

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had nine megawatts in operations at September 30, 2013, of which 6.3 were leased to tenants with further expansion rights of up to a combined 7.2 megawatts.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	office properties held for sale as of September 30, 2013;

•	16 operating properties that we expect to convey to lenders, as discussed below;

•
office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for office properties in the Greater Philadelphia region because they no longer meet our strategic investment criteria; and

•	property dispositions.

Refer to Note 15 of the consolidated financial statements for a summary of operating properties that were either disposed or classified as held for sale and therefore are included in discontinued operations.

We have a non recourse loan totaling $146.5 million as of September 30, 2013 for which 14 of our operating properties serve as collateral. We expect that the cash flows that will be generated by the properties will be insufficient to fund debt service requirements on the loan. While we sought to negotiate various alternatives with the lender, during the three months ended September 30, 2013, we determined that the probable outcome will be the conveyance of the properties to the lender to extinguish the loan. We expect that the conveyance will occur in a series of transactions in the fourth quarter of 2013. We determined that the carrying amount of certain of these properties located in Colorado Springs, Colorado will not likely be recovered from the cash flows from the operations of the properties over the likely remaining holding period; accordingly, we recognized non-cash impairment losses of $10.4 million on these properties during the three months ended September 30, 2013. Upon the extinguishment of the loan, we expect to recognize a gain of approximately $70 million, representing the amount by which the loan will exceed the adjusted carrying amounts of the properties.

We have an additional non recourse loan as of September 30, 2013 for which two of our operating properties serve as collateral. Since the fair value of the properties are significantly less than the carrying amount of the loan, we expect to convey the properties to the lender to extinguish the loan in 2014. We believe that the carrying amounts of these properties will be recovered from the cash flows from the operations of such properties over the likely remaining holding period.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on our consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
NOI from real estate operations	$79,676	$77,565	$238,308	$236,243
NOI from service operations	685	873	2,883	2,510
NOI from discontinued operations	(4,118)	(4,677)	(12,590)	(23,114)
Depreciation and amortization associated with real estate operations	(29,210)	(28,604)	(86,239)	(84,633)
Impairment losses	(16,300)	(46,096)	(16,300)	(41,260)
General, administrative and leasing expenses	(8,027)	(6,377)	(22,430)	(24,797)
Business development expenses and land carry costs	(1,383)	(1,632)	(4,069)	(4,506)
Operating income (loss)	$21,323	$(8,948)	$99,563	$60,443

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$119,040	$114,362	$4,678
Construction contract and other service revenues	16,991	15,283	1,708
Total revenues	136,031	129,645	6,386
Expenses
Property operating expenses	43,482	41,474	2,008
Depreciation and amortization associated with real estate operations	29,210	28,604	606
Construction contract and other service expenses	16,306	14,410	1,896
Impairment losses	16,300	46,096	(29,796)
General, administrative and leasing expenses	8,027	6,377	1,650
Business development expenses and land carry costs	1,383	1,632	(249)
Total operating expenses	114,708	138,593	(23,885)
Operating income (loss)	21,323	(8,948)	30,271
Interest expense	(21,242)	(23,239)	1,997
Interest and other (loss) income	(3)	1,095	(1,098)
Loss on early extinguishment of debt	(374)	(768)	394
Equity in income (loss) of unconsolidated entities	44	(246)	290
Income tax expense	(24)	(106)	82
Loss from continuing operations	(276)	(32,212)	31,936
Discontinued operations	(1,724)	11,447	(13,171)
Net loss	$(2,000)	$(20,765)	$18,765

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$99,597	$98,714	$883
Constructed office properties placed in service	4,124	849	3,275
Acquired office properties	1,565	1,182	383
Properties held for sale	5,522	4,881	641
Properties to be conveyed	9,363	9,151	212
Greater Philadelphia properties	3,258	2,541	717
Dispositions	1	2,087	(2,086)
Other	1,131	1,859	(728)
	124,561	121,264	3,297
Property operating expenses
Same Office Properties	34,996	34,746	250
Constructed office properties placed in service	1,084	184	900
Acquired office properties	451	182	269
Properties held for sale	1,686	1,734	(48)
Properties to be conveyed	3,796	3,694	102
Greater Philadelphia properties	924	663	261
Dispositions	(15)	958	(973)
Other	1,963	1,538	425
	44,885	43,699	1,186
NOI from real estate operations
Same Office Properties	64,601	63,968	633
Constructed office properties placed in service	3,040	665	2,375
Acquired office properties	1,114	1,000	114
Properties held for sale	3,836	3,147	689
Properties to be conveyed	5,567	5,457	110
Greater Philadelphia properties	2,334	1,878	456
Dispositions	16	1,129	(1,113)
Other	(832)	321	(1,153)
	$79,676	$77,565	$2,111
Same Office Properties rent statistics
Average occupancy rate	90.6%	88.8%	1.8%
Average straight-line rent per occupied square foot (1)	$6.11	$6.07	$0.04

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three month periods set forth above.

Our Same Office Properties pool consisted of 165 office properties, comprising 76.0% of our operating office square footage as of September 30, 2013. This pool of properties included the following changes from the pool used for purposes of comparing 2012 and 2011 in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013: the additions of five properties placed in service and 100% operational by January 1, 2012 and one property acquired and fully operational by January 1, 2012; and the removal of one property approved for redevelopment. Operating office properties disposed, held for sale or otherwise no longer held for long-term investment (currently 16 properties expected to be conveyed to lenders and our Greater Philadelphia properties) by, or as of, September 30, 2013 were also excluded from our Same Office Properties pool.

Impairment Losses

We recognized the impairment losses described below in the current and prior periods:

•	$10.4 million in the current period on properties that we expect to convey to lenders, as discussed further above;

•
in September 2012, our Board of Trustees approved a plan by Management to shorten the holding period for all of our office properties and developable land in Greater Philadelphia, Pennsylvania because the properties no longer meet our strategic investment criteria. We determined that the carrying amounts of these properties will not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, during the prior period, we recognized aggregate non-cash impairment losses of $46.1 million for the amounts by which the carrying values of the properties exceeded their respective estimated fair values;

•
$5.9 million on two properties in the Greater Baltimore region in the current period. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties will not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period; and

•
$5.8 million (including $186,000 in exit costs) in the current period and $9.7 million in the prior period (all classified as discontinued operations for both periods) in connection with properties and land no longer aligned with our strategy that we sold or have classified as held for sale, most of which was attributable to our continuing negotiations to sell certain properties in Colorado Springs.

Discontinued Operations

The decrease in discontinued operations was due primarily to gains on sales of properties in 2012.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$355,127	$335,231	$19,896
Construction contract and other service revenues	52,048	53,812	(1,764)
Total revenues	407,175	389,043	18,132
Expenses
Property operating expenses	129,409	122,102	7,307
Depreciation and amortization associated with real estate operations	86,239	84,633	1,606
Construction contract and other service expenses	49,165	51,302	(2,137)
Impairment losses	16,300	41,260	(24,960)
General, administrative and leasing expenses	22,430	24,797	(2,367)
Business development expenses and land carry costs	4,069	4,506	(437)
Total operating expenses	307,612	328,600	(20,988)
Operating income	99,563	60,443	39,120
Interest expense	(66,851)	(71,909)	5,058
Interest and other income	2,949	3,152	(203)
Loss on early extinguishment of debt	(27,028)	(937)	(26,091)
Equity in income (loss) of unconsolidated entities	211	(522)	733
Income tax expense	(61)	(327)	266
Income (loss) from continuing operations	8,783	(10,100)	18,883
Discontinued operations	(2,594)	11,410	(14,004)
Gain on sales of real estate	2,683	21	2,662
Net income	$8,872	$1,331	$7,541

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$298,778	$292,250	$6,528
Constructed office properties placed in service	10,177	2,072	8,105
Acquired office properties	4,729	1,182	3,547
Properties held for sale	16,262	14,524	1,738
Properties to be conveyed	28,300	26,737	1,563
Greater Philadelphia properties	8,529	7,171	1,358
Dispositions	530	21,336	(20,806)
Other	4,608	5,264	(656)
	371,913	370,536	1,377
Property operating expenses
Same Office Properties	105,454	102,488	2,966
Constructed office properties placed in service	2,891	425	2,466
Acquired office properties	1,349	182	1,167
Properties held for sale	4,922	4,826	96
Properties to be conveyed	11,468	11,302	166
Greater Philadelphia properties	2,482	1,851	631
Dispositions	63	9,309	(9,246)
Other	4,976	3,910	1,066
	133,605	134,293	(688)
NOI from real estate operations
Same Office Properties	193,324	189,762	3,562
Constructed office properties placed in service	7,286	1,647	5,639
Acquired office properties	3,380	1,000	2,380
Properties held for sale	11,340	9,698	1,642
Properties to be conveyed	16,832	15,435	1,397
Greater Philadelphia properties	6,047	5,320	727
Dispositions	467	12,027	(11,560)
Other	(368)	1,354	(1,722)
	$238,308	$236,243	$2,065
Same Office Properties rent statistics
Average occupancy rate	90.4%	88.7%	1.7%
Average straight-line rent per occupied square foot (1)	$18.23	$18.12	$0.11

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine month periods set forth above.

The increase in revenues from our Same Office Properties was attributable to a $5.1 million increase in rental revenue and a $1.5 million increase in tenant recoveries and other real estate operations revenue.

Impairment Losses

We recognized the impairment losses described below in the current and prior periods:

•	$10.4 million in the current period on properties that we expect to convey to lenders, as discussed further above;

•	$46.1 million impairment loss in the prior period related to properties in Greater Philadelphia, as discussed above for the three month periods;

•
$14.8 million (all classified as discontinued operations) in the current period and $18.7 million ($23.5 million classified as discontinued operations and including $4.2 million in exit costs) in the prior period in connection with properties and land no longer aligned with our strategy that we sold or have classified as held for sale, most of which was attributable to our continuing negotiations to sell certain properties in Colorado Springs; and

•	$5.9 million on two properties in the Greater Baltimore region during the current period, as discussed further above.

General and Administrative Expenses

The decrease in general and administrative expenses was attributable in large part to expenses incurred in 2012 in connection with our 2012 executive transition and staffing reductions.

Interest Expense

The decrease in interest expense was due primarily to a $257.0 million decrease in our average outstanding debt resulting from our repayments of debt using proceeds from property dispositions and equity issuances.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the current period was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Discontinued Operations

The decrease in discontinued operations was due primarily to gains on sales of properties in 2012. There have been no such gains in 2013.

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

The tables appearing below and on the following page sets forth the computation of the above stated measures for the three and nine months ended September 30, 2013 and 2012 of COPT and subsidiaries, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars and shares in thousands, except per share data)
Net (loss) income	$(2,000)	$(20,765)	$8,872	$1,331
Add: Real estate-related depreciation and amortization	29,210	30,624	86,397	93,377
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	113	—	346
Add: Impairment losses on previously depreciated operating properties	22,074	55,829	31,126	70,016
Less: Gain on sales of previously depreciated operating properties	—	(16,913)	—	(20,936)
FFO	49,284	48,888	126,395	144,134
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(833)	(571)	(2,830)	(1,251)
Less: Preferred share dividends	(4,490)	(6,546)	(15,481)	(14,738)
Less: Issuance costs associated with redeemed preferred shares	—	(1,827)	(2,904)	(1,827)
Basic and Diluted FFO allocable to restricted shares	(178)	(214)	(450)	(728)
Basic and Diluted FFO	$43,618	$39,565	$104,235	$125,095
Operating property acquisition costs	—	222	—	229
Gain on sales of non-operating properties	—	—	(2,683)	(33)
Impairment recoveries on other properties	—	—	—	(5,246)
Income tax expense on impairment recoveries on other properties	—	—	—	673
Loss (gain) on early extinguishment of debt	374	(970)	27,028	(799)
Issuance costs associated with redeemed preferred shares	—	1,827	2,904	1,827
Diluted FFO, as adjusted for comparability	$43,992	$40,644	$131,484	$121,746

Weighted average common shares	86,760	71,688	84,547	71,590
Conversion of weighted average common units	3,804	4,233	3,832	4,256
Weighted average common shares/units - Basic FFO	90,564	75,921	88,379	75,846
Dilutive effect of share-based compensation awards	45	73	63	48
Weighted average common shares/units - Diluted FFO	90,609	75,994	88,442	75,894

Diluted FFO per share	$0.48	$0.52	$1.18	$1.65
Diluted FFO per share, as adjusted for comparability	$0.49	$0.53	$1.49	$1.60

Numerator for diluted EPS	$(7,551)	$(27,646)	$(12,011)	$(14,484)
Add: Loss allocable to noncontrolling interests-common units in the Operating Partnership	(232)	(1,533)	(474)	(738)
Add: Real estate-related depreciation and amortization	29,210	30,624	86,397	93,377
Add: Depreciation and amortization of unconsolidated real estate entities	—	113	—	346
Add: Impairment losses on previously depreciated operating properties	22,074	55,829	31,126	70,016
Add: Numerator for diluted EPS allocable to restricted shares	97	111	317	357
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(238)	(160)	(747)	(312)
Less: Decrease in noncontrolling interests unrelated to earnings	436	(646)	77	(1,803)
Less: Basic and diluted FFO allocable to restricted shares	(178)	(214)	(450)	(728)
Less: Gain on sales of previously depreciated operating properties	—	(16,913)	—	(20,936)
Basic and Diluted FFO	$43,618	$39,565	$104,235	$125,095
Operating property acquisition costs	—	222	—	229
Gain on sales of non-operating properties	—	—	(2,683)	(33)
Impairment recoveries on other properties	—	—	—	(4,573)
Loss (gain) on early extinguishment of debt	374	(970)	27,028	(799)
Issuance costs associated with redeemed preferred shares	—	1,827	2,904	1,827
Diluted FFO, as adjusted for comparability	$43,992	$40,644	$131,484	$121,746

Denominator for diluted EPS	86,760	71,688	84,547	71,590
Weighted average common units	3,804	4,233	3,832	4,256
Anti-dilutive EPS effect of share-based compensation awards	45	73	63	48
Denominator for diluted FFO per share measures	90,609	75,994	88,442	75,894

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2013 (in thousands):

Construction, development and redevelopment	$157,348
Tenant improvements on operating properties	11,883	(1)
Capital improvements on operating properties	9,622
	$178,853
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities decreased $32.7 million when comparing the nine months ended September 30, 2013 and 2012 due primarily to:

•	$35.1 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes;

•	$12.5 million decrease in cash flow from construction contract and other services attributable in large part to the timing of cash payments and collections on construction projects; and

•	$19.0 million in proceeds from the 2012 sale of our stock in The KEYW Holding Corporation; offset in part by

•	$29.7 million in cash paid to cash settle interest rate swaps in 2012.

Net cash flow used in investing activities increased $270.6 million when comparing the nine months ended September 30, 2013 and 2012 due mostly to a $278.2 million decrease in proceeds from sales of properties.

Net cash flow provided by financing activities in the nine months ended September 30, 2013 was $96.6 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $157.3 million; and

•	net proceeds from borrowings of $125.5 million; offset in part by

•	redemption of preferred shares (or units) of $84.8 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $90.0 million.

Net cash flow used in financing activities in the nine months ended September 30, 2012 was $224.0 million and included the following:

•	net repayments of debt of $243.6 million;

•	dividends and/or distributions to shareholders and/or unitholders of $86.2 million; and

•	redemption of preferred shares (or units) of $55.0 million, offset in part by

•	net proceeds from the issuance of preferred shares (or units) of $165.7 million.

Liquidity and Capital Resources of COPT

COPLP is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. COPT issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by COPLP. COPT itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of COPLP. COPT’s principal funding requirement is the payment of dividends on its common and preferred shares. COPT’s principal source of funding for its dividend payments is distributions it receives from COPLP.

As of September 30, 2013, COPT owned 95.6% of the outstanding common units and 96.4% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating

Partnership’s debt, as discussed further in Note 8 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

As discussed further below, we believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to COPT and, in turn, for COPT to make its dividend payments to its shareholders.

COPT’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to its shareholders. COPT periodically accesses the public equity markets to raise capital by issuing common and/or preferred shares.

For COPT to maintain its qualification as a REIT, it must pay dividends to its shareholders aggregating annually at least 90% of its ordinary taxable income. As a result of this distribution requirement, it cannot rely on retained earnings to fund its ongoing operations to the same extent that some other companies can. COPT may need to continue to raise capital in the equity markets to fund COPLP’s working capital needs, acquisitions and developments.

Liquidity and Capital Resources for the Operating Partnership

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  However, we expect to generate cash by selling properties included in the Strategic Reallocation Plan through 2013 and beyond.

We have historically relied on fixed-rate, non-recourse mortgage loans from banks and institutional lenders for long-term financing and to restore availability on our Revolving Credit Facility.  In recent years, we have relied more on unsecured bank loans and publicly issued, convertible unsecured debt or senior unsecured notes for long-term financing.  We also periodically access the public equity markets to raise capital by issuing common and/or preferred shares. In addition, we expect to periodically access the unsecured debt market.

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of September 30, 2013, the maximum borrowing capacity under this facility totaled $800.0 million, of which $798.9 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $26.2 million as of September 30, 2013, of which $23.5 million was available to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$151,681	$389,751	$274,605	$550,610	$746,864	$2,113,511
Scheduled principal payments	2,311	7,304	6,218	4,734	1,505	7,228	29,300
Interest on debt (3)	22,873	85,173	78,138	59,568	34,172	153,929	433,853
New construction and redevelopment obligations (4)(5)	40,126	66,208	3,000	—	—	—	109,334
Third-party construction and development obligations (5)(6)	4,047	19,431	—	—	—	—	23,478
Capital expenditures for operating properties (5)(7)	10,455	19,213	3,037	—	—	—	32,705
Operating leases (8)	301	1,237	1,116	1,055	1,043	83,803	88,555
Other purchase obligations (9)	699	1,957	1,112	574	113	10	4,465
Total contractual cash obligations	$80,812	$352,204	$482,372	$340,536	$587,443	$991,834	$2,835,201

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $7.8 million. We expect to refinance the balloon payments that are due in 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market. Our balloon payment maturities in 2017 include $146.5 million for a non recourse loan secured by 14 operating properties that we expect to convey to the lender to extinguish the loan, as discussed further above; we expect that these conveyances will occur in the fourth quarter of 2013.

(3)
Represents interest costs for our outstanding debt as of September 30, 2013 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2013 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction and redevelopment activities.  Properties under, or contractually committed for, construction or approved for redevelopment as of September 30, 2013 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	9	1,276	$99.7	2015
Redevelopment of existing office properties	2	235	13.7	2015

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

We expect to spend more than $50.0 million on construction and development costs and approximately $20.0 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2013.  We expect to fund the construction and development costs using cash on hand, borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2013, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013.

Inflation

Most of our tenants are obligated to pay their share of a building’s operating expenses to the extent such expenses exceed amounts established in their leases, which are based on historical expense levels.  Some of our tenants are obligated to pay their full share of a building’s operating expenses.  These arrangements somewhat reduce our exposure to increases in such costs resulting from inflation.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.

The following table sets forth as of September 30, 2013 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Debt: (1)
Fixed rate debt (2)	$2,108	$158,171	$109,092	$279,339	$302,115	$634,092	$1,484,917
Weighted average interest rate	6.42%	6.40%	5.58%	6.56%	5.54%	4.27%	5.28%
Variable rate debt	$203	$814	$286,877	$—	$250,000	$120,000	$657,894

(1)
As of September 30, 2013, maturities include $250.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

(2)	Represents principal maturities only and therefore excludes net discounts of $7.8 million.

The fair market value of our debt was $2.1 billion at September 30, 2013.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $91.3 million at September 30, 2013.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2013 and December 31, 2012 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2013	December 31, 2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(365)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(362)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(963)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(963)	(1,313)
37,894	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(933)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	1	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(9)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	2,685	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,509	(417)
						$1,600	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $3.0 million in the nine months ended September 30, 2013 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of September 30, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Operating Partnership’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.           Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company or the Operating Partnership (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2013, 31,870 of COPLP’s common units were exchanged for 31,870 common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1.1
Thirtieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 16, 2013 (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

10.1.2
Thirty-First Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated September 17, 2013 (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.2
Second Amendment to Credit Agreement, dated as of July 16, 2013, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Wells Fargo Bank, National Association; Barclays Bank PLC; PNC Bank, National Association; Capital One, N.A., Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

10.3
Second Amendment to Term Loan Agreement, dated as of July 16, 2013, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Barclays Bank PLC; PNC Bank, National Association; Wells Fargo Bank, National Association; Capital One, N.A.,Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

10.4
First Amendment to Term Loan Agreement, dated as of July 16, 2013, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; PNC Bank, National Association; Royal Bank of Canada; and Wells Fargo Bank, National Association (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

10.5
Form of Global Note Representing $250,000,000 Aggregate Principal Amount of 5.25% Senior Notes due 2024 (filed with the Company’s Current Report on Form 8-K dated September 13, 2013 and incorporated herein by reference).

10.6
Indenture, dated as of September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.7
First Supplemental Indenture, dated September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

12.1	COPT’s Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).

12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

32.3
Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Furnished herewith).

32.4
Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended). (Furnished herewith).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Stephen E. Riffee		/s/ Stephen E. Riffee
	Stephen E. Riffee		Stephen E. Riffee
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	October 29, 2013	Dated:	October 29, 2013