Form 10-K
period 2013-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2014-03-03
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No
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
Corporate Office Properties, L.P. ☐ Yes   ☒ No
The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $1.7 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 28, 2013. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At February 19, 2014, 87,429,122 of Corporate Office Properties Trust’s common shares were outstanding.
The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $16.3 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 28, 2013.
Portions of the proxy statement of Corporate Office Properties Trust for its 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2013, COPT owned approximately 96% of the outstanding common units and approximately 96% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. COPT is a real estate investment trust, whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity from time to time and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business through COPLP’s operations, by COPLP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries;

•	Note 14, Equity of COPT and subsidiaries;

•	Note 15, Equity of COPLP and subsidiaries;

•	Note 21, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries; and

•	Note 22, Quarterly Data of COPT and subsidiaries and COPLP and subsidiaries.

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of the Operating Partnership.”

This report also includes separate sections under Part II, Item 9A. Controls and Procedures and separate Exhibit 31 and Exhibit 32 certifications for each of COPT and COPLP to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that COPT and COPLP are compliant with Rule 13a-15 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

Table of Contents

Form 10-K

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements, within the meaning of federal securities law, that are based on our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Additionally, documents we subsequently file with the SEC and incorporated by reference will contain forward-looking statements.
Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “could,” “believe,” “anticipate,” “expect,” “estimate,” “plan” or other comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations, estimates and projections reflected in such forward-looking statements are based on reasonable assumptions at the time made, we can give no assurance that these expectations, estimates and projections will be achieved. Accordingly, future events and actual results may differ materially from those addressed in the forward-looking statements. We caution readers that forward-looking statements reflect our opinion only as of the date on which they were made. You should not place undue reliance on forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
general economic and business conditions, which will, among other things, affect office property and data center demand and rents, tenant creditworthiness, interest rates, financing availability and property values;

•	adverse changes in the real estate markets, including, among other things, increased competition with other companies;

•
governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

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

We undertake no obligation to publicly update or supplement forward-looking statements, whether as a result of new information, future events or otherwise. For further information on these and other factors that could affect us and the statements contained herein, you should refer to the section below entitled “Item 1A. Risk Factors.”

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2013, our properties included the following:

•	183 operating office properties totaling 17.4 million square feet that were 89% occupied;

•
10 office properties under, or contractually committed for, construction or approved for redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,708 acres (including 56 acres controlled but not owned) that we believe are potentially developable into approximately 20.0 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

COPLP owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Interests in COPLP are in the form of common and preferred units. As of December 31, 2013, COPT owned 95.6% of the outstanding COPLP common units (“common units”) and 96.4% of the outstanding COPLP preferred units (“preferred units”). The remaining common and preferred units in COPLP were controlled by third parties, which included certain members of COPT’s Board of Trustees. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

Because COPLP is managed by COPT, and COPT conducts substantially all of its operations through COPLP, we refer to COPT’s executive officers as COPLP’s executive officers, and although, as a partnership, COPLP does not have a board of trustees, we refer to COPT’s Board of Trustees as COPLP’s Board of Trustees.

We believe that COPT is organized and has operated in a manner that satisfies the requirements for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and we intend to continue to operate COPT in such a manner. If COPT continues to qualify for taxation as a REIT, it generally will not be subject to Federal income tax on its taxable income (other than that of its TRS) that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute to its shareholders at least 90% of its annual taxable income.

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

The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This Internet website can be accessed at www.sec.gov. The public may also read and copy paper filings that we have made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling (800) SEC-0330.

Significant 2013 Developments
During 2013:

•
COPLP issued the following unsecured senior notes, guaranteed by COPT, and used the net proceeds from these issuances to repay borrowings under our Revolving Credit Facility and for general corporate purposes, including partial repayment of certain of our unsecured debt:

•
$350.0 million aggregate principal amount of 3.600% Senior Notes in May at an initial offering price of 99.816% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $347.1 million; and

•
$250.0 million aggregate principal amount of 5.250% Senior Notes in September at an initial offering price of 98.783% of their face value. The proceeds from the offering, after deducting underwriting discounts, but before other offering expenses, were approximately $245.3 million;

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

•
COPT issued 1.5 million common shares in July at a weighted average price of $26.05 per share under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units, and used by COPLP for general corporate purposes;

•
COPT redeemed all of its outstanding Series J Preferred Shares at a price of $25.00 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the March 2013 public offering of common shares. These shares accrued dividends equal to 7.625% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common equityholders pertaining to the original issuance costs incurred on the securities;

•	we disposed of 31 operating properties totaling 2.3 million square feet for aggregate transaction values totaling $293.3 million, including the following:

•
15 properties in Colorado Springs, Colorado and two in the Baltimore/Washington Corridor sold for $146.4 million, the net proceeds of which was used to pay off $65.2 million in fixed rate secured debt due to mature in early 2014 and the remainder primarily to pay down our Revolving Credit Facility and for general corporate purposes; and

•
nine properties in the Baltimore/Washington Corridor and five properties in Colorado Springs that secured a $146.5 million non recourse loan. In December, we conveyed the properties to the holder of the loan.

With these transactions, we completed the disposition of our Colorado Springs operating segment;

•
we placed into service an aggregate of 812,000 square feet in eight newly constructed properties that were 75% leased as of December 31, 2013, all but one of which were proximate to defense installations and other knowledge-based demand drivers; and

•	we finished the period with occupancy of our portfolio of operating office properties at 89.1%.

Business and Growth Strategies

Our primary objectives are to achieve sustainable long-term growth in results of operations and to maximize long-term shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Customer Strategy: We focus on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) than to force structure (troops) and weapon system production. A high percentage of our revenue is concentrated in office and data center properties supporting this strategy, and we expect to maintain a high concentration through our:

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

•
record for providing service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We have won the CEL & Associates, Inc. award for quality service and tenant satisfaction among nationwide office operators in the large owner category every year since 2004. We believe that operating with such an emphasis on service enables us to be a landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention; and

•	continued future investment focused on properties for United States Government agencies and defense contractors.

Market Strategy: In order to support our customer strategy, we focus on owning properties located near defense installations and other knowledge-based government demand drivers. We also focus on owning properties in targeted markets or submarkets in the Greater Washington, DC/Baltimore region with strong growth attributes. The growth attributes we look for in selecting these markets or submarkets include, among others: (1) proximity to large demand drivers; (2) strong demographics; (3) attractiveness to high quality tenants; (4) continued potential for growth and stability in economic down cycles; (5) future acquisition and development opportunities; and (6) infill locations with strong supply and demand fundamentals. We typically focus on owning and operating office properties in large business parks located outside of central business districts; we believe that such parks generally attract long-term, high-quality tenants seeking to attract and retain quality work forces because they are typically situated along major transportation routes with easy access to support services, amenities and residential communities. However, we may also invest in central business districts in the Greater Washington, DC/Baltimore region.

Asset Management Strategy: We aggressively manage our portfolio to maximize the operating value and performance of each property through: (1) proactive property management and leasing; (2) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit; (4) redevelopment when we believe property conditions and market demand warrant. We may also seek to dispose of properties when they no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital and be better positioned for long-term growth.

We also aim to develop and operate our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) retrofitting select existing office properties to operate more efficiently; and (3) registering our property portfolio in Energy Star, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that focuses on energy efficient products and practices.

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

Capital Strategy: Our capital strategy is aimed at maintaining access to capital in the face of differing market conditions in the most cost-effective manner by:

•	maintaining an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks;

•	using secured nonrecourse debt from institutional lenders and banks, when appropriate;

•
managing our debt by monitoring, among other things: (1) our total and secured debt levels relative to our overall capital structure; (2) the relationship of certain measures of earnings to certain financing cost requirements (commonly referred to as coverage ratios); (3) the timing of debt maturities to ensure that maturities in any year do not exceed levels that we believe we can refinance; and (4) the relationship of our variable-rate debt to our total debt;

•	using equity raised through issuances of common and preferred shares, issuances of common and preferred units in COPLP and, to a lesser extent, joint venture structures for certain investments;

•	paying dividends at a level that at least enables us to maintain our REIT status;

•	recycling proceeds from property sales under our asset management strategy (discussed above) to fund our investment activities and to reduce overall debt; and

•	continuously evaluating the ability of our capital resources to accommodate our plans for future growth.

Industry Segments
We operate in two primary industries: commercial office properties and our wholesale data center. We classify our properties containing data center space as commercial office real estate when tenants significantly fund the data center infrastructure costs. As of December 31, 2013, our commercial office real estate operations were primarily located in the following geographical segments:

•	Baltimore/Washington Corridor (primarily defined as the Maryland counties of Howard and Anne Arundel, but also Prince George’s and Montgomery);

•	Northern Virginia (defined as Virginia counties of Fairfax and Loudoun);

•	San Antonio, Texas;

•	Huntsville, Alabama;

•	Greater Washington, DC;

•	St. Mary’s & King George Counties (in Maryland and Virginia, respectively);

•	Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City); and

•	Greater Philadelphia, Pennsylvania (in Blue Bell, Pennsylvania).

As of December 31, 2013, 165 of our office properties, or 87% of our square feet in operations, were located in the Greater Washington, DC/Baltimore region, which includes all the segments set forth above except for San Antonio, Huntsville and Greater Philadelphia. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.
For information relating to our segments, you should refer to Note 18 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
Employees
As of December 31, 2013, we had 380 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
Competition
The commercial real estate market is highly competitive. Numerous commercial properties compete with us for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.
We compete for the acquisition of commercial properties with many entities, including other publicly-traded commercial REITs. Competitors for such acquisitions may have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments or may be willing to incur higher leverage. If our competitors prevent us from buying properties that we have targeted for acquisition, we may not be able to meet our property acquisition goals.
We also compete with many entities, including other publicly-traded commercial REITs, for capital. This competition could adversely affect our ability to raise capital we may need to fulfill our capital strategy.

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2013, which are included in a separate section at the end of this report beginning on page F-1.

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

We may suffer adverse consequences as a result of adverse economic conditions. Our business may be affected by adverse economic conditions in the United States economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment and constrained credit. Adverse economic conditions could increase the likelihood of tenants encountering financial difficulties, including bankruptcy, insolvency or general downturn of business, and as a result could increase the likelihood of tenants defaulting on their lease obligations to us. Such conditions also could increase the likelihood of our being unsuccessful in renewing tenants, renewing tenants on terms less favorable to us or being unable to lease newly constructed properties. In addition, such conditions could increase the level of risk that we may not be able to obtain new financing for development activities, acquisitions, refinancing of existing debt or other capital requirements at reasonable terms, if at all. As a result, adverse economic conditions could collectively have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

If our properties do not generate revenue sufficient to meet our operating expenses and capital costs, we may have to borrow additional amounts to cover these costs. In such circumstances, we would likely have lower profits or possibly incur losses. We may also find in such circumstances that we are unable to borrow to cover such costs, in which case our operations could be adversely affected. Moreover, there may be less or no cash available for distributions to our equityholders.

In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes due to economic factors such as supply and demand. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our short-term capital needs.

We rely on the ability of our tenants to pay rent and would be harmed by their inability to do so. Our performance depends on the ability of our tenants to fulfill their lease obligations by paying their rental payments in a timely manner. If one or more of our major tenants, or a number of our smaller tenants, were to experience financial difficulties, including bankruptcy, insolvency, government shutdown, or general downturn of business, there could be an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We may be adversely affected by developments concerning some of our major tenants and sector concentrations, including prolonged shutdowns of the United States Government and actual, or potential, reductions in government spending targeting United States Government agencies and defense contractors engaged in knowledge-based activities. As of December 31, 2013, our 20 largest tenants accounted for 65.1% of the total annualized rental revenue of our office properties, and the four largest of these tenants accounted for 41.0%. We computed the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2013. Information regarding our four largest tenants is set forth below:

Tenant	Annualized Rental Revenue at December 31, 2013	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$111,207	24.8%	57
Northrop Grumman Corporation (1)	27,182	6.1%	10
Booz Allen Hamilton, Inc.	25,822	5.8%	8
Computer Sciences Corporation (1)	19,795	4.4%	6

(1)	Includes affiliated organizations and agencies and predecessor companies.

Most of our leases with the United States Government provide for a series of one-year terms or provide for early termination rights. The United States Government may terminate its leases if, among other reasons, the United States Congress fails to provide funding. If any of our four largest tenants fail to make rental payments to us, including as a result of a prolonged government shutdown, or if the United States Government elects to terminate some or all of its leases and the space cannot be re-leased on satisfactory terms, there would be an adverse effect on our financial performance and ability to make distributions to our equityholders.

As of December 31, 2013, 69.7% of the total annualized rental revenue of our office properties was from properties located near defense installations and other knowledge-based government demand drivers, or that were otherwise at least 50% occupied by United States Government agencies or defense contractors. We expect to maintain a high revenue concentration with United States Government agencies and defense contractors, most of whom are engaged in knowledge-based defense and security activities. A reduction in government spending targeting these activities could affect the ability of these tenants to fulfill lease obligations, decrease the likelihood that these tenants will renew their leases or enter into new leases and limit our future growth from these sectors. Moreover, uncertainty regarding the potential for future reduction in government spending targeting these activities could also decrease or delay leasing activity from tenants engaged in these activities. A reduction in government spending targeting knowledge-based defense and security activities and/or uncertainty regarding the potential for future spending reductions could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our equityholders.

We may suffer adverse consequences due to our inexperience in developing, managing and leasing wholesale data centers. We have significant experience in developing, managing and leasing single user data center space. However, we do not have the same depth and length of experience in relation to wholesale data centers, having acquired our wholesale data center in 2010 and having made limited progress in leasing that center through December 31, 2013. This may increase the likelihood of us being unsuccessful in executing our plans with respect to our existing wholesale data center or any such centers that we may acquire or develop in the future. If we are unsuccessful in executing our wholesale data center plans, we could record an impairment loss, which would adversely affect our financial position and results of operations.

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2013, our properties located in the Greater Washington, DC/Baltimore region accounted for a combined 86.2% of our total annualized rental revenue from office properties. Our properties are also often concentrated in office parks in which we own most of the properties. Consequently, we do not have a broad geographic distribution of our properties. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We would suffer economic harm if we were unable to renew our leases on favorable terms. When leases expire, our tenants may not renew or may renew on terms less favorable to us than the terms of their original leases. If a tenant vacates a property, we can expect to experience a vacancy for some period of time, as well as incur higher leasing costs than we would likely incur if a tenant renews. As a result, our financial performance and ability to make expected distributions to our equityholders could be adversely affected if we experience a high volume of tenant departures at the end of their lease terms.

We may be adversely affected by trends in the office real estate industry. Some businesses are rapidly evolving to increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete for tenants with our properties. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants for properties that we own, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We are dependent on external sources of capital for future growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our acquisition, construction and development activities using retained cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, equity issuances of common shares, preferred shares, common and preferred units in COPLP or joint venture funding. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our equityholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

We often use our Revolving Credit Facility to initially finance much of our investing activities and certain financing activities. We also use other credit facilities to fund a significant portion of our construction activities. Our lenders under these and other facilities could, for financial hardship or other reasons, fail to honor their commitments to fund our requests for borrowings under these facilities. If lenders under these facilities are not able or willing to fund a borrowing request, it would adversely affect our ability to access borrowing capacity under these facilities, which would in turn adversely affect our financial condition, cash flows and ability to make expected distributions to our equityholders.

We may be unable to successfully execute our plans to acquire existing commercial real estate properties. We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected. The failure of our acquisitions to perform as expected could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets. We may pursue selective acquisitions of properties in regions where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the regions, such as the risk that we do not correctly anticipate conditions or trends in a new market and are therefore not able to operate the acquired property profitably. If this occurs, it could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We may be unable to execute our plans to develop and construct additional properties. Although the majority of our investments are in currently leased properties, we also develop, construct and redevelop properties, including some that are not fully pre-leased. When we develop, construct and redevelop properties, we assume the risk that actual costs will exceed our budgets, that we will experience conditions which delay or preclude project completion and that projected leasing will not occur, any of which could adversely affect our financial performance, results of operations and our ability to make distributions to our equityholders. In addition, we generally do not obtain construction financing commitments until the development stage of a project is complete and construction is about to commence. We may find that we are unable to obtain financing needed to continue with the construction activities for such projects.

Our data centers may become obsolete. Data centers are much more expensive investments on a per square foot basis than office properties due to the level of infrastructure required to operate the centers. At the same time, technology, industry standards and service requirements for data centers are rapidly evolving and, as a result, the risk of investments we make in data centers becoming obsolete is higher than office properties. Our data centers may become obsolete due to the development of new systems to deliver power to, or eliminate heat from, the servers housed in the properties, or due to other technological advances. In addition, we may not be able to efficiently upgrade or change power and cooling systems to meet new demands or industry standards without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of our data centers could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

Certain of our properties containing data centers contain space not suitable for lease other than as data centers, which could make it difficult or impractical to reposition them for alternative use. Certain of our properties contain data center space, which is highly specialized space containing extensive electrical and mechanical systems that are designed uniquely to run and maintain banks of computer servers. As discussed above, our data centers are subject to obsolescence risks. In the event that we needed to reposition data center space for another use, the renovations required to do so could be very difficult and costly, and we may, as a result, deem such renovations to be impractical. The inability to reposition our data center space could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

Real estate investments are illiquid, and we may not be able to dispose of properties on a timely basis when we determine it is appropriate to do so. We may seek to dispose of properties in connection with our asset management strategy, the success of which may be key to our capital strategy. Real estate investments can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. Such illiquidity could limit our ability to quickly change our portfolio of properties in response to changes in economic or other conditions. Moreover, under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. In addition, for certain of our properties that we acquired by issuing units in COPLP, we are restricted by agreements with the sellers of the properties for a certain period of time from entering into transactions (such as the sale or refinancing of the acquired property) that will result in a taxable gain to the sellers without the seller’s consent. Our failure to successfully execute such dispositions could adversely affect our ability to effectively execute our business strategy, which in turn could affect our financial position, results of operations, cash flows and ability to make expected distributions to equityholders.

We may suffer adverse effects as a result of the indebtedness that we carry and the terms and covenants that relate to this debt. Some of our properties are pledged by us to support repayment of indebtedness. Any foreclosure on our properties could result in loss of income and asset value that would negatively affect our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders. In addition, we rely on borrowings to fund some or all of the costs of new property acquisitions, construction and development activities and other items. Our organizational documents do not limit the amount of indebtedness that we may incur.

Payments of principal and interest on our debt may leave us with insufficient cash to operate our properties or pay distributions to COPT’s shareholders required to maintain its qualification as a REIT. We are also subject to the risks that:

•	we may not be able to refinance our existing indebtedness, or may refinance on terms that are less favorable to us than the terms of our existing indebtedness;

•
in the event of our default under the terms of our Revolving Credit Facility, COPLP could be restricted from making cash distributions to COPT, which could result in reduced distributions to our equityholders or the need for us to incur additional debt to fund these distributions; and

•
if we are unable to pay our debt service on time or are unable to comply with restrictive financial covenants in certain of our debt, our lenders could foreclose on our properties securing such debt and, in some cases, other properties and assets that we own.

Some of our unsecured debt is cross-defaulted, which means that failure to pay interest or principal on the debt above a threshold value will create a default on certain of our other debt.
If short-term interest rates were to rise, our debt service payments on debt with variable interest rates would increase, which would lower our net income and operating cash flow, and could decrease our distributions to equityholders.

As of December 31, 2013, our scheduled debt maturities over the next five years were as of follows:

Year	Amount (1)
(in thousands)
2014	$89,483
2015	395,969
2016	279,339
2017	405,615
2018	1,374

(1)
Represents principal maturities only and therefore excludes net discounts of $8.0 million. Maturities include $250.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

Our operations likely will not generate enough cash flow to repay some or all of this debt without additional borrowings, equity issuances and/or property sales. If we cannot refinance our debt, extend the repayment dates, or raise additional equity prior to the dates when our debt matures, we would default on our existing debt, which would have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to COPLP’s Senior Notes could change. These ratings are subject to ongoing evaluation by the credit rating agencies. Any downgrades in terms of ratings or outlook by the credit rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders and liquidity, and also have a material adverse effect on the market price of COPT’s common shares.

We have certain distribution requirements that reduce cash available for other business purposes. Since COPT is a REIT, it must distribute at least 90% of its annual taxable income, which limits the amount of cash that can be retained for other business purposes, including amounts to fund acquisitions and development activity. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period during which we report those items for distribution purposes, we may have to borrow funds for COPT to meet the 90% distribution requirement.

We may be unable to continue to make shareholder/unitholders distributions at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

•	continued property occupancy and timely receipt of rent obligations;

•	the amount of future capital expenditures and expenses relating to our properties;

•	the level of leasing activity and future rental rates;

•	the strength of the commercial real estate market;

•	our ability to compete;

•	governmental actions and initiatives, including risks associated with the impact of a government shutdown or budgetary reductions or impasses;

•	our costs of compliance with environmental and other laws;

•	our corporate overhead levels;

•	our amount of uninsured losses; and

•	our decision to reinvest in operations rather than distribute available cash.

In addition, we can make distributions to the holders of our common shares/units only after we make preferential distributions to holders of our preferred shares/units.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of COPLP’s debt may limit its ability to make some types of payments and other distributions to COPT. This in turn may limits our ability to make some types of payments, including payment of distributions on common or preferred shares/units, unless we meet certain financial tests or such payments or distributions are required to maintain

COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred shares/units that may in the future be issued for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay distributions to equityholders. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2013, we had $1.9 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay distributions to equityholders. As a result, we may not have sufficient funds remaining to make expected distributions to our equityholders if we incur additional indebtedness.

Our ability to pay distributions is further limited by the requirements of Maryland law. As a Maryland REIT, COPT may not under applicable Maryland law make a distribution if either of the following conditions exist after giving effect to the distribution: (1) the REIT would not be able to pay its debts as the debts become due in the usual course of business; or (2) the REIT’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of equityholders whose preferential rights are superior to those receiving the distribution. Therefore, we may not be able to make expected distributions to our equityholders if either of the above described conditions exists for COPT after giving effect to the distribution.

We may issue additional common or preferred shares/units that dilute our equityholders’ interests. COPT may issue additional common shares and preferred shares/units without shareholder approval. Similarly, COPT may cause COPLP to issue its common or preferred units for contributions of cash or property without approval by the limited partners of COPLP or COPT’s shareholders. Our existing equityholders’ interests could be diluted if such additional issuances were to occur.

We may suffer economic harm as a result of the actions of our partners in real estate joint ventures and other investments. We may invest in certain entities in which we are not the exclusive investor or principal decision maker. Investments in such entities may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the other parties to these investments might become bankrupt or fail to fund their share of required capital contributions. Our partners in these entities may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also lead to impasses, for example, as to whether to sell a property, because neither we nor the other parties to these investments may have full control over the entity. In addition, we may in certain circumstances be liable for the actions of the other parties to these investments. Each of these factors could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

We may elect to make additional cash outlays to protect our investment in loans we make that are subordinate to other loans. We have made, and may in the future make, loans under which we have a secured interest in the ownership of a property that is subordinate to other loans on the property. If a default were to occur under the terms of any such loans with us or under the first mortgage loans related to the properties on such loans, we may, in order to protect our investment, elect to either (1) purchase the other loan, or (2) foreclose on the ownership interest in the property and repay the first mortgage loan, either of which could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

Although most of our properties have been subject to varying degrees of environmental assessment, many of these assessments are limited in scope and may not include or identify all potential environmental liabilities or risks associated with the property.  Identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us that could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

Terrorist attacks may adversely affect the value of our properties, our financial position and cash flows. We have significant investments in properties located in large metropolitan areas and near military installations. Future terrorist attacks could directly or indirectly damage our properties or cause losses that materially exceed our insurance coverage. After such an attack, tenants in these areas may choose to relocate their businesses to areas of the United States that may be perceived to be less likely targets of future terrorist activity, and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the occurrence of terrorist attacks could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We may be subject to other possible liabilities that would adversely affect our financial position and cash flows. Our properties may be subject to other risks related to current or future laws, including laws benefiting disabled persons, state or local laws relating to zoning, construction, fire and life safety requirements and other matters. These laws may require significant property modifications in the future and could result in the levy of fines against us. In addition, although we believe that we adequately insure our properties, we are subject to the risk that our insurance may not cover all of the costs to restore a property that is damaged by a fire or other catastrophic events, including acts of war or, as mentioned above, terrorism. The occurrence of any of these events could have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2014. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our information technology networks and related systems. Our information technology networks and related systems are essential to our business operations. Despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective. A security breach involving our networks and related systems could disrupt out operations in numerous ways that could ultimately have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

COPT’s ownership limits are important factors. COPT’s Declaration of Trust limits ownership of its common shares by any single shareholder to 9.8% of the number of the outstanding common shares or 9.8% of the value of the outstanding common shares, whichever is more restrictive. COPT’s Declaration of Trust also limits ownership by any single shareholder of our common and preferred shares in the aggregate to 9.8% of the aggregate value of the outstanding common and preferred shares. We call these restrictions the “Ownership Limit.” COPT’s Declaration of Trust allows our Board of Trustees to exempt shareholders from the Ownership Limit. The Ownership Limit and the restrictions on ownership of our common shares may delay or prevent a transaction or a change of control that might involve a premium price for our common shares/units or otherwise be in the best interest of our equityholders.

COPT’s Declaration of Trust includes other provisions that may prevent or delay a change of control. Subject to the requirements of the New York Stock Exchange, our Board of Trustees has the authority, without shareholder approval, to issue additional securities on terms that could delay or prevent a change in control. In addition, our Board of Trustees has the authority to reclassify any of our unissued common shares into preferred shares. Our Board of Trustees may issue preferred shares with such preferences, rights, powers and restrictions as our Board of Trustees may determine, which could also delay or prevent a change in control.

The Maryland business statutes impose potential restrictions that may discourage a change of control of our company. Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to equityholders. Resolutions adopted by our Board of Trustees and/or provisions of our bylaws exempt us from such laws, but our Board of Trustees can alter its resolutions or change our bylaws at any time to make these provisions applicable to us.

COPT’s failure to qualify as a REIT would have adverse tax consequences, which would substantially reduce funds available to make distributions to our equityholders. We believe that COPT has qualified for taxation as a REIT for Federal income tax purposes since 1992. We plan for COPT to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of COPT’s gross income must come from certain sources that are specified in the REIT tax laws. COPT is also required to distribute to shareholders at least 90% of its REIT taxable income (excluding capital gains). The fact that COPT holds most of its assets through COPLP and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize COPT’s REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations and the courts might issue new rulings that make it more difficult or impossible for COPT to remain qualified as a REIT.

If COPT fails to qualify as a REIT, it would be subject to Federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under certain statutory provisions, COPT would remain disqualified as a REIT for four years following the year it first fails to qualify. If COPT fails to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our equityholders. In addition, if COPT fails to qualify as a REIT, it will no longer be required to pay distributions to shareholders. As a result of all these factors, COPT’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would likely have a significant adverse effect on the value of our shares/units.

We could face possible adverse changes in tax laws, which may result in an increase in our tax liability. From time to time, changes in state and local tax laws or regulations are enacted that may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for distributions to our equityholders.

A number of factors could cause our security prices to decline. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of COPT’s common and preferred shares. These conditions include, but are not limited to:

•	market perception of REITs in general and office REITs in particular;

•	market perception regarding our major tenants and sector concentrations;

•	the level of institutional investor interest in COPT;

•	general economic and business conditions;

•	prevailing interest rates;

•	our financial performance;

•	our underlying asset value;

•	market perception of our financial condition, performance, dividends and growth potential; and

•	adverse changes in tax laws.

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

Certain of our Trustees have potential conflicts of interest. Certain members of our Board of Trustees own partnership units in COPLP. These individuals may have interests that conflict with the interests of our equityholders. For example, if COPLP sells or refinances certain of the properties that these Trustees contributed to COPLP, the Trustees could suffer adverse tax consequences. Their personal interests could conflict with our interests if such a sale or refinancing would be advantageous to us. We have certain policies in place that are designed to minimize conflicts of interest. We cannot, however, provide assurance that these policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all of our equityholders.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our office property markets and submarkets as of December 31, 2013:

Property Region, Business Park/Submarket and Location	Number of Buildings	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2) (in thousands)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Baltimore/Washington Corridor:
National Business Park - Annapolis Junction, MD	28	3,260,248	99.5%	$114,817	$35.40
Columbia Gateway - Columbia, MD	27	2,141,653	88.0%	45,678	24.25
Airport Square/bwtech - Linthicum, MD	16	1,214,409	75.1%	22,396	24.56
Commons/Parkway - Hanover, MD	10	431,585	80.5%	7,932	22.83
Other	11	1,119,849	98.9%	31,225	28.20
Subtotal / Average	92	8,167,744	91.7%	$222,048	$29.63

Northern Virginia:
Westfields Corporate Center - Chantilly, VA	9	1,431,833	93.8%	$38,978	$29.01
Patriot Ridge - Springfield, VA	1	239,272	50.1%	4,844	40.37
Herdon, Tysons Corner and Merrifield, VA	9	1,704,561	88.2%	49,394	32.86
Other	1	200,000	100.0%	2,268	11.34
Subtotal / Average	20	3,575,666	88.6%	$95,484	$30.15

San Antonio:
Sentry Gateway - San Antonio, TX	6	792,454	100.0%	$29,570	$37.31
Other	2	120,054	73.8%	1,666	18.81
San Antonio	8	912,508	96.6%	$31,236	$35.45

Huntsville	4	440,966	80.7%	$8,646	$24.29

Washington DC-Capitol Riverfront	2	360,326	76.4%	$12,493	$45.36

St. Mary’s & King George Counties	19	903,916	89.8%	$16,857	$20.77

Greater Baltimore:
White Marsh, MD and Timonium, MD	28	1,287,005	81.0%	$22,051	$21.16
Baltimore City, MD	1	480,745	90.5%	14,712	33.81
Northgate Business Park - Aberdeen, MD	3	284,884	37.9%	3,429	31.78
Subtotal / Average	32	2,052,634	77.2%	$40,192	$25.36

Greater Philadelphia, Pennsylvania	4	660,165	93.7%	$12,567	$20.31

Other Region	2	295,842	100.0%	$9,402	$31.78

Total / Average	183	17,369,767	89.1%	$448,925	$28.99

(1)	This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2013.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2013 multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2013. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, for our total office portfolio and two largest regions follows: total office portfolio: $28.87; Baltimore/Washington Corridor: $29.55; and Northern Virginia: $30.02.

The following table provides certain information about our office properties that were under, or contractually committed for, construction, or had redevelopment underway, or otherwise approved, as of December 31, 2013 (dollars in thousands):

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter of Anticipated Completion	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Baltimore/Washington Corridor:
312 Sentinel Way	National	125,160	100%	3Q 2014	$25,378	$11,145
Annapolis Junction, MD	Business Park
420 National Business Parkway	National	139,056	48%	2Q 2014	26,132	7,476
Jessup, MD	Business Park
Subtotal / Average		264,216	72%		$51,510	$18,621

Northern Virginia:
Ashburn Crossing - DC-9	Ashburn	110,000	100%	3Q 2014	$7,584	$7,976
Ashburn, VA
15395 John Marshall Hwy	Other Northern	233,768	100%	1Q 2014	23,426	574
Haymarket, VA	Virginia
NOVA Office A	Other Northern	159,300	100%	1Q 2015	13,308	31,252
Northern Virginia	Virginia
Subtotal / Average		503,068	100%		$44,318	$39,802

San Antonio:
8100 Potranco Road	San Antonio	160,466	0%	4Q 2015	$6,966	$32,734
San Antonio, TX

Huntsville:
1100 Redstone Gateway	Huntsville	121,111	100%	1Q 2014	$21,356	$223
Huntsville, AL

Total Under Construction		1,048,861	78%		$124,150	$91,380

Under Redevelopment
Greater Philadelphia:
721 Arbor Way (Hillcrest II)	Greater	183,416	86%	2Q 2014	$27,533	$5,467
Blue Bell, PA	Philadelphia
731 Arbor Way (Hillcrest III)	Greater	140,765	79%	1Q 2016	5,685	20,915
Blue Bell, PA	Philadelphia
Subtotal / Average		324,181	83%		$33,218	$26,382

Baltimore/Washington Corridor:
6708 Alexander Bell Drive	Howard County	52,000	0%	4Q 2015	$3,799	$7,605
Columbia, MD	Perimeter

Total Under Redevelopment		376,181	71%		$37,017	$33,987

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about our land held or under pre-construction as of December 31, 2013, including properties under ground lease to us:

Market/Submarket and Location	Acres	Estimated Developable Square Feet
Strategic Land
Baltimore/Washington Corridor:
National Business Park	200	2,166
Arundel Preserve (1)	89	1,080
Columbia Gateway	22	560
M Square	49	525
Airport Square	5	84
Subtotal	365	4,415
Northern Virginia	103	2,435
San Antonio	69	1,033
Huntsville (2)	440	4,173
St. Mary’s & King George Counties	44	109
Greater Baltimore	49	1,478
Total strategic land held and pre-construction	1,070	13,643

Non-Strategic Land
Baltimore/Washington Corridor	7	65
Greater Baltimore	128	1,352
Greater Philadelphia	8	463
Colorado Springs	171	2,540
Other (3)	324	1,967
Total non-strategic land held	638	6,387

Total land held and pre-construction	1,708	20,030

(1) This land includes approximately 56 acres under contract to be purchased by us.
(2) This land is owned by the Unites States Government and is under a long term enhanced-use lease to us. We are not required to pay rent on the individual land sites included in this lease until tenants of properties completed on such land sites begin paying rent.
(3) This land includes 217 acres that is being put back to its jurisdictional county per a development agreement described in Note 6 to our consolidated financial statements.

The following table provides certain information about our wholesale data center property as of December 31, 2013:

Property and Location	Year Built	Gross Building Area	Raised Floor Square Footage (1)	Initial Stabilization Critical Load (in MWs) (2)	MW Operational	MW Leased

9651 Hornbaker Road - Manassas, VA	2010	233,000	100,000	18	9	6.3

(1)	Raised floor square footage is that portion of the gross building area in which tenants locate their computer servers. Raised floor area is considered to be the net rentable square footage.

(2)	Critical load is the power available for exclusive use of tenants in the property (expressed in terms of megawatts (“MWs”)).

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2013, assuming that none of the tenants exercise any early termination rights. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 200,518 square feet executed but yet to commence as of December 31, 2013.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2014	116	2,243,447	14.5%	$64,930	14.5%	$28.94
2015	92	2,085,493	13.5%	62,210	13.9%	29.83
2016	85	1,684,980	10.9%	47,072	10.5%	27.94
2017	83	1,830,330	11.8%	51,176	11.4%	27.96
2018	68	1,734,283	11.2%	52,522	11.7%	30.28
2019	52	1,258,500	8.1%	36,999	8.2%	29.40
2020	49	1,806,019	11.7%	52,059	11.6%	28.83
2021	24	582,376	3.8%	16,466	3.7%	28.27
2022	12	822,791	5.3%	24,710	5.5%	30.03
2023	16	348,691	2.3%	8,934	2.0%	25.62
2024	8	254,026	1.6%	5,237	1.2%	20.61
2025	5	766,394	4.9%	24,966	5.6%	32.58
2026	1	16,200	0.1%	421	0.1%	26.00
2030	1	50,456	0.3%	1,224	0.3%	24.25
Total/Weighted Average	612	15,483,986	100.0%	$448,925	100.0%	$28.99

With regard to leases expiring in 2014, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2013 was, on average, approximately 4% to 6% higher than estimated current market rents for the related space, with specific results varying by market.

The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2013:

Year of Lease Expiration (1)	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases (2)
					(in thousands)
2016	1	9,437	2	0.2	$228
2018	2	1,283	0.3	0.2	445
2019	1	6,374	1	1.0	2,141
2020	1	11,122	2	2.0	4,485
2022	1	5,590	1	0.5	766
Total/Weighted Average	6	33,806	6.3	3.9	$8,065

(1)
All of the leasing statistics set forth above assume no exercise of any existing early termination rights. In addition, most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2013 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

Item 3. Legal Proceedings

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against the Company (other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance).

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for COPT
COPT’s common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “OFC.” The table below shows the range of the high and low sale prices for COPT’s common shares as reported on the NYSE, as well as the quarterly common share dividends per share declared:

	Price Range		Dividends
2012	Low	High	Per Share
First Quarter	$20.58	$25.48	$0.2750
Second Quarter	$21.13	$24.05	$0.2750
Third Quarter	$21.36	$25.61	$0.2750
Fourth Quarter	$23.22	$26.12	$0.2750

	Price Range		Dividends
2013	Low	High	Per Share
First Quarter	$24.75	$27.52	$0.2750
Second Quarter	$23.81	$29.95	$0.2750
Third Quarter	$22.40	$28.85	$0.2750
Fourth Quarter	$21.48	$25.37	$0.2750

The number of holders of record of COPT’s common shares was 541 as of December 31, 2013. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
COPT pays dividends at the discretion of its Board of Trustees. COPT’s ability to pay cash dividends will be dependent upon: (1) the cash flow generated from our operations; (2) cash generated or used by our financing and investing activities; and (3) the annual distribution requirements under the REIT provisions of the Code described above and such other factors as the Board of Trustees deems relevant. COPT’s ability to make cash dividends will also be limited by the terms of COPLP’s Partnership Agreement, as well as by limitations imposed by state law. In addition, COPT is prohibited from paying cash dividends in excess of the amount necessary for it to qualify for taxation as a REIT if a default or event of default exists pursuant to the terms of our Revolving Credit Facility; this restriction does not currently limit COPT’s ability to pay dividends, and COPT does not believe that this restriction is reasonably likely to limit its ability to pay future dividends because it expects to comply with the terms of our Revolving Credit Facility.

Market Information for COPLP
There is no established public trading market for COPLP’s partnership units. The table below shows the quarterly common unit distributions per unit declared:

Distributions
2012	Per Unit
First Quarter	$0.2750
Second Quarter	$0.2750
Third Quarter	$0.2750
Fourth Quarter	$0.2750

Distributions
2013	Per Unit
First Quarter	$0.2750
Second Quarter	$0.2750
Third Quarter	$0.2750
Fourth Quarter	$0.2750

As of December 31, 2013, there were 40 holders of record of COPLP’s common units.
Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2013, 454 of COPLP’s common units were exchanged for 454 COPT common shares in accordance with the COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2008 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Corporate Office Properties Trust	100.00	125.29	124.69	80.78	99.48	98.59
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial data and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2009 through 2013. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2013	2012	2011	2010	2009
Revenues
Revenues from real estate operations (1)	$460,997	$434,299	$408,611	$365,253	$328,810
Construction contract and other service revenues	62,363	73,836	84,345	104,675	343,087
Total revenues	523,360	508,135	492,956	469,928	671,897
Expenses
Property operating expenses (1)	167,199	159,206	154,375	138,471	116,216
Depreciation and amortization associated with real estate operations (1)	113,214	107,998	107,003	91,705	74,766
Construction contract and other service expenses	58,875	70,576	81,639	102,302	336,519
Impairment losses (1)	5,857	43,678	83,213	—	—
General, administrative and leasing expenses (1)	30,869	31,900	30,306	28,485	27,837
Business development expenses and land carry costs	5,436	5,711	6,122	6,403	5,259
Total operating expenses	381,450	419,069	462,658	367,366	560,597
Operating income	141,910	89,066	30,298	102,562	111,300
Interest expense (1)	(82,010)	(86,401)	(90,037)	(87,551)	(68,540)
Interest and other income	3,834	7,172	5,603	9,682	5,164
Loss on early extinguishment of debt	(27,030)	(943)	(1,639)	—	—
Loss on interest rate derivatives	—	—	(29,805)	—	—
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	36,704	8,894	(85,580)	24,693	47,924
Equity in income (loss) of unconsolidated entities	2,110	(546)	(331)	1,376	(941)
Income tax (expense) benefit	(1,978)	(381)	6,710	(108)	(196)
Income (loss) from continuing operations	36,836	7,967	(79,201)	25,961	46,787
Discontinued operations (1)(2)	55,692	12,353	(51,107)	16,714	14,512
Income (loss) before gain on sales of real estate	92,528	20,320	(130,308)	42,675	61,299
Gain on sales of real estate, net of income taxes (3)	9,016	21	2,732	2,829	—
Net income (loss)	101,544	20,341	(127,576)	45,504	61,299
Net (income) loss attributable to noncontrolling interests	(7,837)	636	8,148	(2,744)	(4,970)
Net income (loss) attributable to COPT	93,707	20,977	(119,428)	42,760	56,329
Preferred share dividends	(19,971)	(20,844)	(16,102)	(16,102)	(16,102)
Issuance costs associated with redeemed preferred shares (4)	(2,904)	(1,827)	—	—	—
Net income (loss) attributable to COPT common shareholders	$70,832	$(1,694)	$(135,530)	$26,658	$40,227
Basic earnings per common share (5)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.28)	$0.17	$0.47
Net income (loss)	$0.83	$(0.03)	$(1.97)	$0.43	$0.70
Diluted earnings per common share (5)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.28)	$0.17	$0.47
Net income (loss)	$0.83	$(0.03)	$(1.97)	$0.43	$0.70

Weighted average common shares outstanding – basic	85,167	73,454	69,382	59,611	55,930
Weighted average common shares outstanding – diluted	85,224	73,454	69,382	59,944	56,407

	2013	2012	2011	2010	2009
Balance Sheet Data (as of year end):
Total properties, net	$3,214,301	$3,163,044	$3,352,975	$3,445,455	$3,029,900
Total assets	$3,629,952	$3,653,759	$3,863,555	$3,844,517	$3,380,022
Debt	$1,927,703	$2,019,168	$2,426,303	$2,323,681	$2,053,841
Total liabilities	$2,114,945	$2,206,962	$2,648,748	$2,521,379	$2,259,390
Redeemable noncontrolling interest	$17,758	$10,298	$8,908	$9,000	$—
Total equity	$1,497,249	$1,436,499	$1,205,899	$1,323,138	$1,120,632
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$158,979	$191,838	$152,143	$156,436	$194,817
Investing activities	$(119,790)	$13,744	$(260,387)	$(479,167)	$(349,076)
Financing activities	$4,590	$(200,547)	$103,701	$324,571	$155,746
Numerator for diluted EPS	$70,418	$(2,163)	$(136,567)	$25,587	$39,217
Diluted funds from operations (6)	$214,149	$165,720	$53,062	$148,645	$152,626
Diluted funds from operations per share (6)	$2.40	$2.13	$0.72	$2.30	$2.46
Cash dividends declared per common share	$1.10	$1.10	$1.65	$1.61	$1.53
Property Data (as of year end):
Number of properties owned (7)	183	208	238	256	253
Total rentable square feet owned (7)	17,370	18,831	20,514	20,432	19,543

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)
Includes income derived from three operating properties disposed in 2010, 23 operating properties disposed in 2011, 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013 (see Note 20 to our consolidated financial statements).

(3)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Shares in 2012 and Series J Preferred Shares in 2013.

(5)	Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of COPT.

(6)
For definitions of diluted funds from operations per share and diluted funds from operations and reconciliations of these measures to their comparable measures under generally accepted accounting principles, you should refer to the section entitled “Funds from Operations” within the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(7)	Amounts reported reflect only operating office properties.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2013	2012	2011	2010	2009
Revenues
Revenues from real estate operations (1)	$460,997	$434,299	$408,611	$365,253	$328,810
Construction contract and other service revenues	62,363	73,836	84,345	104,675	343,087
Total revenues	523,360	508,135	492,956	469,928	671,897
Expenses
Property operating expenses (1)	167,199	159,206	154,375	138,471	116,216
Depreciation and amortization associated with real estate operations (1)	113,214	107,998	107,003	91,705	74,766
Construction contract and other service expenses	58,875	70,576	81,639	102,302	336,519
Impairment losses (1)	5,857	43,678	83,213	—	—
General, administrative and leasing expenses (1)	30,869	31,900	30,300	28,461	27,813
Business development expenses and land carry costs	5,436	5,711	6,122	6,403	5,259
Total operating expenses	381,450	419,069	462,652	367,342	560,573
Operating income	141,910	89,066	30,304	102,586	111,324
Interest expense (1)	(82,010)	(86,401)	(90,037)	(87,551)	(68,540)
Interest and other income	3,834	7,172	5,603	9,682	5,164
Loss on early extinguishment of debt	(27,030)	(943)	(1,639)	—	—
Loss on interest rate derivatives	—	—	(29,805)	—	—
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	36,704	8,894	(85,574)	24,717	47,948
Equity in income (loss) of unconsolidated entities	2,110	(546)	(331)	1,376	(941)
Income tax (expense) benefit	(1,978)	(381)	6,710	(108)	(196)
Income (loss) from continuing operations	36,836	7,967	(79,195)	25,985	46,811
Discontinued operations (1)(2)	55,692	12,353	(51,107)	16,714	14,512
Income (loss) before gain on sales of real estate	92,528	20,320	(130,302)	42,699	61,323
Gain on sales of real estate, net of income taxes (3)	9,016	21	2,732	2,829	—
Net income (loss)	101,544	20,341	(127,570)	45,528	61,323
Net (income) loss attributable to noncontrolling interests	(3,907)	507	244	(61)	66
Net income (loss) attributable to COPLP	97,637	20,848	(127,326)	45,467	61,389
Preferred unit distributions	(20,631)	(21,504)	(16,762)	(16,762)	(16,762)
Issuance costs associated with redeemed preferred units (4)	(2,904)	(1,827)	—	—	—
Net income (loss) attributable to COPLP common unitholders	$74,102	$(2,483)	$(144,088)	$28,705	$44,627
Basic earnings per common unit (5)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.29)	$0.18	$0.49
Net income (loss)	$0.83	$(0.04)	$(2.00)	$0.44	$0.73
Diluted earnings per common unit (5)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.29)	$0.18	$0.49
Net income (loss)	$0.83	$(0.04)	$(2.00)	$0.44	$0.72

Weighted average common units outstanding – basic	89,036	77,689	72,564	62,553	59,981
Weighted average common units outstanding – diluted	89,093	77,689	72,564	62,886	60,458

	2013	2012	2011	2010	2009
Balance Sheet Data (as of year end):
Total properties, net	$3,214,301	$3,163,044	$3,352,975	$3,445,455	$3,029,900
Total assets	$3,622,485	$3,646,983	$3,855,967	$3,836,329	$3,373,337
Debt	$1,927,703	$2,019,168	$2,426,303	$2,323,681	$2,053,841
Total liabilities	$2,107,478	$2,200,186	$2,641,160	$2,512,504	$2,252,051
Redeemable noncontrolling interest	$17,758	$10,298	$8,908	$9,000	$—
Total equity	$1,497,249	$1,436,499	$1,205,899	$1,314,825	$1,121,286
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$158,979	$191,838	$152,149	$156,460	$194,838
Investing activities	$(119,790)	$13,744	$(260,387)	$(479,167)	$(349,076)
Financing activities	$4,590	$(200,547)	$103,695	$324,547	$155,725
Numerator for diluted EPU	$73,688	$(2,952)	$(145,125)	$27,634	$43,617
Cash distributions declared per common unit	$1.10	$1.10	$1.65	$1.61	$1.53
Property Data (as of year end):
Number of properties owned (6)	183	208	238	256	253
Total rentable square feet owned (6)	17,370	18,831	20,514	20,432	19,543

(1)
Certain prior period amounts pertaining to properties included in discontinued operations have been reclassified to conform with the current presentation. These reclassifications did not affect consolidated net income or shareholders’ equity.

(2)
Includes income derived from three operating properties disposed in 2010, 23 operating properties disposed in 2011, 35 operating properties disposed in 2012 and 31 operating properties disposed in 2013 (see Note 20 to our consolidated financial statements).

(3)	Reflects gain from sales of properties and unconsolidated real estate joint ventures not associated with discontinued operations.

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Units in 2012 and Series J Preferred Units in 2013.

(5)	Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of COPLP.

(6)	Amounts reported reflect only operating office properties.

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

•
governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses, such as a reduction in rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

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

Overview

COPT and subsidiaries is an office real estate investment trust (“REIT”) that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. COPLP and subsidiaries is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region.

Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on factors such as employment levels, business confidence, competition and general economic conditions of the markets in which we operate.

Our strategy for operations and growth focuses on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) than to force structure (troops) and weapon system production. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. As of December 31, 2013, 65.1% of our annualized rental revenue (as defined below) from office properties was from our 20 largest tenants, 41.0% from our four largest tenants and 24.8% from our largest tenant, the United States Government. In addition, as of December 31, 2013, 69.7% of the total annualized rental revenue of our office properties was from properties located near defense installations and other knowledge-based government demand drivers (referred to elsewhere as “Strategic Demand Drivers”), or that were otherwise at least 50% leased by United States Government agencies or defense contractors; we refer to these properties herein as “Strategic Tenant Properties.”

In 2013, we announced the completion of our Strategic Reallocation Plan that we commenced in 2011, which entailed the disposition by the end of 2013 of approximately $562 million in office properties and land no longer closely aligned with our strategy, and use of the proceeds to invest in Strategic Tenant Properties, to repay borrowings and for general corporate purposes. In 2013, we disposed of 31 operating properties totaling 2.3 million square feet for aggregate transaction values totaling $293.3 million, including the following:

•
15 properties in Colorado Springs and two in the Baltimore/Washington Corridor totaling 1.3 million square feet sold for $146.4 million, the net proceeds of which were used to pay off $65.2 million in fixed rate secured debt due to mature in early 2014 and the remainder primarily to pay down our Revolving Credit Facility and for general corporate purposes; and

•
nine properties in the Baltimore/Washington Corridor and five properties in Colorado Springs that secured a $146.5 million non recourse loan. In December, we conveyed the properties to the holder of the loan. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $67.8 million, representing the difference between the mortgage loan and interest payable extinguished over the carrying value of the property transferred as of the transfer date.

Since implementing the Strategic Reallocation Plan, we completed dispositions of 89 operating properties totaling 5.5 million square feet and non-operating land for transaction values totaling $687.1 million, including the disposition of our Colorado Springs operating segment.

Our 2013 investing activities increased our concentration in Strategic Tenant Properties through the dispositions discussed above and our placing into service an aggregate of 812,000 square feet in eight newly constructed properties that were 75% leased as of December 31, 2013, all but one of which were proximate to Strategic Demand Drivers.

In 2013, we completed several significant capital transactions, including the following:

•
COPLP issued the following unsecured senior notes, guaranteed by COPT, and used the net proceeds from these issuances to repay borrowings under our Revolving Credit Facility and for general corporate purposes, including partial repayment of certain of our unsecured debt:

•
$350.0 million aggregate principal amount of 3.600% Senior Notes in May at an initial offering price of 99.816% of their face value. The proceeds from the offering, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, were approximately $347.1 million; and

•
$250.0 million aggregate principal amount of 5.250% Senior Notes in September at an initial offering price of 98.783% of their face value. The proceeds from the offering, after deducting underwriting discounts, but before other offering expenses, were approximately $245.3 million;

•
we repaid a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes for an aggregate repayment amount of $255.1 million, and recognized a $25.9 million loss on early extinguishment of debt, including unamortized loan issuance costs. Most of this repayment resulted from a tender offer for the notes that was completed on June 27, 2013;

•
COPT completed a public offering of 4,485,000 common shares in March at a price of $26.34 per share for net proceeds of $118.1 million, after underwriter discounts but before offering expenses, that were contributed to COPLP in exchange for 4,485,000 common units. The net proceeds were used to pay down our Revolving Credit Facility and for general corporate purposes;

•
COPT issued 1.5 million common shares at a weighted average price of $26.05 per share in July under its at-the-market (“ATM”) stock offering program established in October 2012, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from the shares issued were contributed to COPLP in exchange for 1.5 million common units, and used by COPLP for general corporate purposes.

•
COPT redeemed all of its outstanding Series J Preferred Shares at a price of $25.00 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the March 2013 public offering of common shares. These shares accrued dividends equal to 7.625% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series J Preferred Units previously owned by COPT that carried terms substantially the same as the Series J Preferred Shares. At the time of the redemption, we recognized a $2.9 million decrease to net income available to common equityholders pertaining to the original issuance costs incurred on the securities;

Due in large part to these transactions and the property dispositions completed in 2013, we increased from December 31, 2012 to December 31, 2013 each of the following: the fixed rate portion of our debt from 80% to 89% (including the effect of variable rate loans subject to interest rate swaps); the unsecured portion of our debt from 50% to 63%; and our weighted average debt maturity from 3.2 years to 5.0 years.

Our office property portfolio’s occupancy improved to 89.1% as of December 31, 2013, a 1.3% increase over year end 2012, due in large part to our disposition of properties in 2013 with a weighted average disposition date occupancy of 78.1%. We completed 3.8 million square feet of leasing in 2013, including 897,000 of construction and redevelopment space. In addition, occupancy of our Same Office Properties (defined below) increased slightly to 89.8% as of December 31, 2013 (up from 89.5% as of December 31, 2012). As of December 31, 2013, our Strategic Tenant Properties were 91.6% occupied, down from 92.8% as of December 31, 2012 due primarily to vacant space in certain newly constructed properties placed in service, but still notably stronger than the 84.8% occupancy of our other properties as of December 31, 2013.

Our operations in recent years have been hindered by continuing delays in Federal budget approvals and uncertainty regarding the potential for future reductions in government spending targeting defense. The Budget Control Act passed in 2011, which imposed caps on the Federal budget in order to achieve targeted spending levels over the 2014-2025 fiscal years, fueled further uncertainty and eventually led to budget sequestration by the United States Government of funding levels in 2013. Ultimately, the resulting defense spending reductions did not significantly affect the knowledge-based activities of most of our tenants. Nevertheless, the absence of approved Federal budgets and continued uncertainty disrupted the Government’s process for awarding contracts to prospective tenants, thus delaying our ability to lease certain existing properties and new construction proximate to Strategic Demand Drivers.

In addition, the otherwise challenging economic conditions in the United States and our regions in recent years have also adversely affected our operations. These conditions prompted many tenants and prospective tenants to consolidate their operations, close their businesses, downsize their space requirements or cancel or delay expansion plans in our regions, placing downward pressure on occupancy and rental rates.

In January 2014, the 2014 Consolidated Appropriations Act was passed, establishing a budget for the 2014 fiscal year that rolled back certain of the defense spending reductions that were to occur under the 2011 Budget Act. With the passage of this Act, we believe that defense spending levels will be generally flat for the next three years. We believe that the passage of this budget will enable the Government to resume a more normalized process for awarding contracts, which should improve the leasing outlook for our Strategic Tenant Properties, particularly those proximate to Strategic Demand Drivers. We believe that the knowledge-based activities of most of our tenants will be a priority in the defense budget as such activities are considered increasingly critical to our national security.

In addition, in 2011, Federal agencies completed their relocation to the following government installations that serve as demand drivers to our portfolio of Strategic Tenant Properties primarily in connection with mandates by the Base Realignment and Closure Commission of the United States Congress (“BRAC”): Fort George G. Meade (which also houses the United States Cyber Command), Redstone Arsenal, Fort Belvoir, San Antonio and Aberdeen Proving Ground. We have been expecting a significant shift of jobs by defense contractors supporting these agencies in response to their relocations, but we believe that the absence of a Federal budget and the surrounding uncertainty may have delayed the pace of that occurring. We believe that the passage of the 2014 Consolidated Appropriations Act may enable these job shifts to take place, which could benefit our properties located proximate to these installations.

The relative contribution to our operations by properties that are not proximate to Strategic Demand Drivers has decreased since 2011 due to our execution of the Strategic Reallocation Plan. Nevertheless, our market strategy is to continue to own these types of properties in targeted markets or submarkets in the Greater Washington, DC/Baltimore region with strong growth attributes. These properties tend to be more subject to general market conditions that have been affected by the slow economic recovery. As a result, we expect a longer road to recovery to pre-recession occupancy levels for these properties.

We discuss significant factors contributing to changes in our net income over the last three years in the section below entitled “Results of Operations.” The results of operations discussion is combined for COPT and COPLP because there are no material differences in the results of operations between the two reporting entities.

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

Acquisitions of Properties

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the consolidated financial statements entitled “Acquisitions of Properties.” Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; and (4) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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

Impairment of Long-Lived Assets

We assess each of our operating properties for impairment quarterly using cash flow projections and estimated fair values that we derive for each of the properties.  We update the leasing and other assumptions used in these projections regularly, paying particular attention to properties that have experienced chronic vacancy or face significant market challenges.  We review our plans and intentions for our development projects and land parcels quarterly.  If our analyses indicate that the carrying values of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized. If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets. Determining the appropriate capitalization or yield rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Changes in the estimated future cash flows due to changes in our plans for a property (especially our expected holding period), views of market and economic conditions and/or our ability to obtain development rights could result in recognition of impairment losses which could be substantial.

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

Assessment of Lease Term

As discussed above, a significant portion of our portfolio is leased to the United States Government, and the majority of those leases consist of a series of one-year renewal options, or provide for early termination rights. In addition, certain other leases in our portfolio provide early termination rights to tenants. Applicable accounting guidance requires us to recognize minimum rental payments on a straight-line basis over the terms of each lease and to assess the lease terms as including all periods for which failure to renew, or continue, the lease imposes a penalty on the lessee in such amounts that renewal, or continuation, appears, at the inception of the lease, to be reasonably assured. Factors we consider when determining whether a penalty is significant include the uniqueness of the purpose or location of the property, the availability of a comparable replacement property, the relative importance or significance of the property to the continuation of the lessee's line of business and the existence of leasehold improvements or other assets whose value would be impaired by the lessee vacating or discontinuing use of the leased property. For a number of our leases with the United States Government, we have concluded, based on the factors above, that exercise of existing renewal options, or continuation of such leases without exercising early termination rights, is reasonably assured. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we have incurred related to these leases.

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

Activities we conduct to monitor the credit quality of our tenants include the following: monitoring the timeliness of tenant lease payments; reviewing credit ratings of tenants that are rated by a nationally recognized credit agency prior to such tenants’ entry into leases, and monitoring periodically thereafter; reviewing financial statements of tenants that are publicly available or that are required to be provided to us pursuant to the terms of such tenants’ leases; and monitoring news reports regarding our tenants.

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

In making these determinations, we need to make subjective estimates and judgments regarding the entity’s future operating performance, financial condition, future valuation and other variables that may affect the cash flows of the entity. We must consider both our and our partner's ability to participate in the management of the entity’s operations and make decisions that allow the parties to manage their economic risks. We may also need to estimate the probability of different scenarios taking place over time and their effect on the partners’ cash flows. The conclusion reached as a result of this process affects whether or not we use the consolidation method in accounting for our investment or the equity method. Whether or not we consolidate an investment can materially affect our consolidated financial statements.

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
Tenant	2013	2012	2011
United States of America	24.8%	24.2%	22.2%
Northrop Grumman Corporation (1)	6.1%	6.3%	6.9%
Booz Allen Hamilton, Inc.	5.8%	5.5%	5.1%
Computer Sciences Corporation (1)	4.4%	4.8%	4.8%
General Dynamics Corporation (1)	4.0%	3.6%	1.5%
The Boeing Company (1)	2.6%	1.4%	1.3%
The MITRE Corporation	2.0%	1.9%	1.8%
CareFirst, Inc.	2.0%	1.9%	1.6%
The Aerospace Corporation (1)	1.8%	1.7%	1.7%
Wells Fargo & Company (1)	1.6%	1.7%	1.7%
L-3 Communications Holdings, Inc. (1)	1.3%	1.4%	1.6%
AT&T Corporation (1)	1.3%	1.2%	1.2%
ITT Exelis (1)	1.2%	1.7%	1.7%
Science Applications International Corporation (1)	1.0%	1.0%	0.9%
Kratos Defense & Security Solution, Inc. (1)	0.9%	1.5%	1.4%
Raytheon Company (1)	0.9%	1.1%	1.0%
TASC Inc.	0.9%	N/A	NA
The Johns Hopkins Institutions (1)	0.9%	0.8%	0.8%
KEYW Corporation	0.8%	N/A	N/A
Unisys Corporation	0.8%	0.8%	0.8%
Ciena Corporation	N/A	1.0%	1.1%
Lockheed Martin Corporation	N/A	0.8%	N/A
Comcast Corporation (1)	N/A	N/A	1.2%
Subtotal of 20 largest tenants	65.1%	64.5%	60.3%
All remaining tenants	34.9%	35.5%	39.7%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

The United States Government’s concentration increased each of the last two years in large part due to our significant dispositions of properties in which it was not a tenant and its occupancy of a significant portion of our newly-constructed square feet placed into service.

Our Strategic Tenant Properties accounted for 69.7% of our annualized rental revenue from office properties as of December 31, 2013. We expect to maintain a high concentration of revenue from customers in these sectors, as discussed further in the section in Item 1 to this Annual Report on Form 10-K entitled “Business and Growth Strategies.”

Geographic Concentration of Property Operations

The table below sets forth the regional allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental			Number of
	Revenue of Office			Office Properties
	Properties as of December 31,			as of December 31,
Region	2013	2012	2011	2013	2012	2011
Baltimore/Washington Corridor	49.5%	49.2%	49.1%	92	101	118
Northern Virginia	21.3%	19.1%	16.0%	20	19	17
San Antonio	7.0%	6.3%	5.8%	8	8	9
Huntsville	1.9%	0.7%	0.8%	4	1	1
Washington, DC - Capitol Riverfront	2.8%	3.1%	3.0%	2	2	2
St. Mary’s and King George Counties	3.7%	3.4%	3.4%	19	19	19
Greater Baltimore	8.9%	8.8%	12.6%	32	32	46
Greater Philadelphia	2.8%	2.0%	1.8%	4	3	2
Colorado Springs	—%	5.4%	5.0%	—	20	20
Other	2.1%	2.0%	2.5%	2	3	4
	100.0%	100.0%	100.0%	183	208	238

The most significant changes in our regional allocations set forth above were due to: significant dispositions of properties in 2012 and 2013, including our exit from the Colorado Springs region and sales of numerous properties in the Greater Baltimore and Baltimore/Washington Corridor regions; and newly-constructed properties placed into service primarily in the Baltimore/Washington Corridor, Northern Virginia and Huntsville regions.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2013	2012	2011
Occupancy rates at period end
Total	89.1%	87.8%	86.2%
Baltimore/Washington Corridor	91.7%	89.5%	87.0%
Northern Virginia	88.6%	89.2%	84.8%
San Antonio	96.6%	96.4%	90.7%
Huntsville	80.7%	83.2%	100.0%
Washington, DC - Capitol Riverfront	76.4%	89.0%	91.6%
St. Mary’s and King George Counties	89.8%	85.9%	87.3%
Greater Baltimore	77.2%	78.6%	84.5%
Greater Philadelphia	93.7%	100.0%	99.7%
Colorado Springs	N/A	77.6%	74.7%
Other	100.0%	100.0%	97.5%
Average contractual annual rental rate per square foot at year end (1)	$28.99	$27.92	$26.59

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2012	18,831	16,541
Square feet vacated upon lease expiration (1)	—	(969)
Occupancy of previously vacant space in connection with new lease (2)	—	836
Square feet constructed or redeveloped	1,019	945
Dispositions	(2,345)	(1,830)
Other changes	(135)	(39)
December 31, 2013	17,370	15,484

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Please refer to the section above entitled “Overview” for discussion regarding our leasing activity in 2013 and our expectations regarding the future outlook. As the table above reflects, much of the increase in our total occupancy from December 31, 2012 to December 31, 2013 was attributable to our disposition of properties with lower occupancy rates during 2013. Occupancy of our Same Office Properties was 89.8% at December 31, 2013, up slightly from 89.5% at December 31, 2012. With regard to our regional occupancy trends, including changes from December 31, 2012 to December 31, 2013:

•	the increase in our occupancy in the Baltimore/Washington Corridor was due primarily to our disposition in 2013 of 11 properties that were 66.5% occupied upon disposition;

•
the decrease in our occupancy in Huntsville was due primarily to an unoccupied 62,000 square foot property that we placed into service in the fourth quarter. This property is located in our Redstone Gateway Business Park, which is located at the main gate to the Redstone Arsenal, an installation that houses knowledge-based defense programs;

•
the decrease in our occupancy in the Washington, DC - Capitol Riverfront region was due primarily to a tenant vacating 52,000 square feet in the fourth quarter in conjunction with a long-term lease extension on 104,000 square feet; and

•
our occupancy in Greater Baltimore has been adversely affected by 284,000 square feet in three properties we constructed in our North Gate Business Park that were collectively 37.9% occupied as of December 31, 2013. This park is located proximate to Aberdeen Proving Ground, an installation that houses knowledge-based defense programs.

In 2013, we completed 3.8 million square feet of leasing, including 897,000 of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by the following: 284,000 square feet leased in two properties to the United States Government in the Baltimore/Washington Corridor and Northern Virginia; 236,000 square feet in a Northern Virginia single user data center; and 174,000 in redevelopment square footage in Greater Philadelphia. As of December 31, 2013, we had 1.0 million square feet under construction that were 78% leased and 376,000 under redevelopment that were 71% leased.

In 2013, we renewed leases on 2.2 million square feet, representing 70.5% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $30.78 per square foot) decreased on average by approximately 3.4% and the revenue under GAAP (totaling $31.74 per square foot) increased on average by approximately 4.6% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 4.3 years and the average estimated tenant improvements and lease costs associated with completing the leasing was approximately $11.02 per square foot.

In 2013, we also completed 703,000 square feet in other leasing, consisting primarily of space previously leased by us to tenants that was subsequently vacated. The annualized rents of this other leasing totaled $20.95 per square foot and the revenue under GAAP totaled $21.85 per square foot; these leases had a weighted average lease term of approximately 5.9 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $31.12 per square foot.

Our weighted average lease term for office properties at December 31, 2013 was approximately 4.5 years. The table below sets forth as of December 31, 2013 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Office Properties
	2014	2015	2016	2017	2018	Thereafter	Total
Baltimore/Washington Corridor	7.0%	7.1%	5.9%	8.0%	6.7%	14.8%	49.5%
Northern Virginia	4.2%	4.8%	2.3%	2.2%	2.5%	5.3%	21.3%
San Antonio	0.0%	0.0%	0.0%	0.0%	0.2%	6.8%	7.0%
Huntsville	0.7%	0.0%	0.0%	0.0%	0.6%	0.6%	1.9%
Washington, DC - Capitol Riverfront	0.3%	0.4%	0.4%	0.0%	0.6%	1.1%	2.8%
St. Mary’s and King George Counties	1.0%	1.1%	0.4%	0.1%	0.0%	1.1%	3.7%
Greater Baltimore	0.6%	0.5%	1.5%	1.1%	0.9%	4.3%	8.9%
Greater Philadelphia	0.7%	0.0%	0.0%	0.0%	0.1%	2.0%	2.8%
Other	0.0%	0.0%	0.0%	0.0%	0.1%	2.0%	2.1%
Total	14.5%	13.9%	10.5%	11.4%	11.7%	38.0%	100.0%

With regard to leases expiring in 2014, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2013 was, on average, approximately 4% to 6% higher than estimated current market rents for the related space, with specific results varying by market.

All of the leasing statistics set forth above assume no exercise of any early termination rights. In addition, as noted above, most of the leases with our largest tenant, the United States Government, provide for consecutive one-year terms; all of the leasing statistics set forth above assume that the United States Government will remain in the space that they lease through the end of the respective arrangements, without ending consecutive one-year leases prematurely.

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had 9.0 megawatts in operation at December 31, 2013, of which 6.3 were leased to tenants with further expansion rights of up to a combined 7.2 megawatts. We expect that leasing of this property could continue to be slow, and expect, due to the long lease commencement lead time required for this type of property, that any new leasing completed in 2014 will contribute minimally to our income for that year. We plan to hold this property long-term. However, if our strategic plan for this property changes, we could recognize a significant impairment charge.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the two years being compared, excluding properties disposed or held for future disposition.  We define these as changes from “Same Office Properties.” For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

•	office properties acquired during the two years being compared;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the two years being compared;

•	two properties that we expect to convey to a mortgage holder;

•
office properties in the Greater Philadelphia region. In September 2012, we shortened the holding period for our properties in the Greater Philadelphia region because they no longer met our strategic investment criteria; and

•	property dispositions.

You may refer to Note 20 of the consolidated financial statements for a summary of operating properties that were disposed and therefore are included in discontinued operations.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
NOI from real estate operations	$317,929	$312,365	$308,012
NOI from service operations	3,488	3,260	2,706
NOI from discontinued operations	(24,131)	(37,272)	(53,776)
Depreciation and amortization associated with real estate operations	(113,214)	(107,998)	(107,003)
Impairment losses	(5,857)	(43,678)	(83,213)
General, administrative and leasing expenses	(30,869)	(31,900)	(30,306)
Business development expenses and land carry costs	(5,436)	(5,711)	(6,122)
Operating income	$141,910	$89,066	$30,298

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$460,997	$434,299	$26,698
Construction contract and other service revenues	62,363	73,836	(11,473)
Total revenues	523,360	508,135	15,225
Expenses
Property operating expenses	167,199	159,206	7,993
Depreciation and amortization associated with real estate operations	113,214	107,998	5,216
Construction contract and other service expenses	58,875	70,576	(11,701)
Impairment losses	5,857	43,678	(37,821)
General, administrative and leasing expenses	30,869	31,900	(1,031)
Business development expenses and land carry costs	5,436	5,711	(275)
Total operating expenses	381,450	419,069	(37,619)
Operating income	141,910	89,066	52,844
Interest expense	(82,010)	(86,401)	4,391
Interest and other income	3,834	7,172	(3,338)
Loss on early extinguishment of debt	(27,030)	(943)	(26,087)
Equity in income (loss) of unconsolidated entities	2,110	(546)	2,656
Income tax expense	(1,978)	(381)	(1,597)
Income from continuing operations	36,836	7,967	28,869
Discontinued operations	55,692	12,353	43,339
Gain on sales of real estate, net of income taxes	9,016	21	8,995
Net income	$101,544	$20,341	$81,203

NOI from Real Estate Operations

	For the Years Ended December 31,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$399,242	$392,149	$7,093
Constructed office properties placed in service	15,416	4,062	11,354
Acquired office properties	6,180	2,708	3,472
Properties to be conveyed	20,485	17,635	2,850
Greater Philadelphia properties	11,924	9,698	2,226
Dispositions	37,641	59,358	(21,717)
Other	7,745	7,490	255
	498,633	493,100	5,533
Property operating expenses
Same Office Properties	143,192	139,711	3,481
Constructed office properties placed in service	4,235	918	3,317
Acquired office properties	1,812	764	1,048
Properties to be conveyed	7,139	7,587	(448)
Greater Philadelphia properties	3,431	2,562	869
Dispositions	14,029	23,638	(9,609)
Other	6,866	5,555	1,311
	180,704	180,735	(31)
NOI from real estate operations
Same Office Properties	256,050	252,438	3,612
Constructed office properties placed in service	11,181	3,144	8,037
Acquired office properties	4,368	1,944	2,424
Properties to be conveyed	13,346	10,048	3,298
Greater Philadelphia properties	8,493	7,136	1,357
Dispositions	23,612	35,720	(12,108)
Other	879	1,935	(1,056)
	$317,929	$312,365	$5,564
Same Office Properties rent statistics
Average occupancy rate	90.2%	88.9%	1.3%
Average straight-line rent per occupied square foot (1)	$24.31	$24.19	$0.12

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

The increase in revenues from our Same Office Properties was attributable to a $6.1 million, or 1.9%, increase in rental revenue (including $509,000 in connection with lease terminations) and a $981,000, or 1.3%, increase in tenant recoveries and other real estate operations revenue (most of which pertained to an increase in directly reimbursable expenses). The increase in revenues from properties to be conveyed was attributable primarily to $2.3 million in connection with lease terminations.

The increase in property operating expenses from our Same Office Properties was primarily due to increases in expenses reimbursable from tenants attributable mostly to a $1.4 million increase in snow removal and increases on certain properties resulting from increased occupancy at such properties.

Our Same Office Properties pool consisted of 165 office properties, comprising 84.0% of our operating office square footage as of December 31, 2013. Operating office properties disposed or otherwise no longer held for long-term investment (currently two properties expected to be conveyed to lenders and our Greater Philadelphia properties) by, or as of, December 31, 2013 were excluded from the Same Office Properties pool. This pool of properties included the following changes from the pool used for purposes of comparing 2012 and 2011 in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013: the removal of 15 properties disposed in 2013, two properties expected to be conveyed and one property approved for redevelopment; and the addition of five properties placed in service and 100% operational by January 1, 2012 and one property acquired and fully operational by January 1, 2012. Operating office properties disposed, held for sale or otherwise no longer held for long-term investment (currently two properties expected to be conveyed to lenders and our Greater Philadelphia properties) by, or as of, December 31, 2013 were also excluded from our Same Office Properties pool.

NOI from Service Operations

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Construction contract and other service revenues	$62,363	$73,836	$(11,473)
Construction contract and other service expenses	58,875	70,576	(11,701)
NOI from service operations	$3,488	$3,260	$228

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

Depreciation and Amortization Associated with Real Estate Operations

Depreciation and amortization expense associated with continuing real estate operations increased due primarily to additional expense associated with newly constructed properties placed in service.

Impairment Losses

We recognized the impairment losses described below in 2013 and 2012:

•
in connection primarily with the Strategic Reallocation Plan, we determined that the carrying amounts of certain properties identified for disposition would not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate impairment losses for the amounts by which the carrying values of those properties exceeded their respective estimated fair values, plus any exit costs incurred, of $15.2 million in 2013 (all classified as discontinued operations and including $419,000 in exit costs) and $19.0 million in 2012 ($23.2 million classified as discontinued operations and including $4.2 million in exit costs). Most of these losses were attributable to properties in Colorado Springs;

•	$11.0 million (all classified as discontinued operations and including $560,000 in exit costs) in 2013 on properties that were conveyed to lenders;

•
$5.9 million in 2013 on two properties in the Greater Baltimore region that Management concluded no longer met our strategic investment criteria. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties would not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period;

•
in September 2012, our Board of Trustees approved a plan by Management to shorten the holding period for all of our office properties and developable land in Greater Philadelphia because the properties no longer met our strategic investment criteria. We determined that the carrying amounts of these properties would not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, in 2012, we recognized aggregate non-cash impairment losses of $46.1 million for the amounts by which the carrying values of the properties exceeded their respective estimated fair values; and

•	in connection with construction costs incurred on a property held for future development, we recognized an impairment loss of $1.9 million in 2012.

General, Administrative and Leasing Expenses

The decrease in general and administrative expenses was attributable in large part to expenses incurred in 2012 in connection with our executive transition that year and staffing reductions made to adjust the size of the organization due in large part to our property dispositions.

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

We also capitalize compensation costs associated with obtaining new tenant leases or extending existing tenants. Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$8,189	$7,976
Leasing	1,408	1,151
Total	$9,597	$9,127

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Interest on mortgage and other secured loans	$55,105	$63,124	$(8,019)
Interest on unsecured term loans	13,633	14,728	(1,095)
Interest on Unsecured Senior Notes	12,294	—	12,294
Interest on Exchangeable Senior Notes	5,824	13,851	(8,027)
Amortization of deferred financing costs	5,451	6,243	(792)
Other interest	3,000	2,784	216
Interest expense recognized on interest rate swaps	2,741	3,697	(956)
Interest on Revolving Credit Facility	968	6,274	(5,306)
Interest expense reclassified to discontinued operations	(8,221)	(10,397)	2,176
Capitalized interest	(8,785)	(13,903)	5,118
Total	$82,010	$86,401	$(4,391)

The decrease in interest expense included the effect of a $185.6 million decrease in our average outstanding debt from 2012 to 2013 resulting primarily from our repayments of debt using proceeds from property dispositions and equity issuances. Interest expense for Unsecured Senior Notes increased due to our initial note issuances in 2013. Interest expense for Exchangeable Senior Notes decreased due to our repayment of almost all of these notes during 2013. Interest expense for our Revolving Credit Facility decreased due to our having maintained a substantially lower balance on the facility in 2013 as we used proceeds from much of our capital activity and property dispositions to pay down borrowings. Capitalized interest decreased due primarily to our completion of significant construction and development projects that were not immediately offset by new projects.

Interest and Other Income

Interest and other income decreased due primarily to a $2.6 million gain that we recognized in 2012 on our disposition of an investment accounted for using the cost method of accounting.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in 2013 was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Discontinued Operations

The increase in discontinued operations was due to a $67.8 million gain on early extinguishment of debt recognized on our conveyance of properties to the lender of a non recourse loan to extinguish the loan in December 2013, the effect of which was partially offset by an $18.3 million decrease in gain on sales of properties included in discontinued operations.

Gain on Sales of Real Estate, Net

For 2013, our gain on sales of real estate, net (excluding amounts in discontinued operations) included a $6.3 million gain on the substantive disposition of our investment in an unconsolidated real estate joint venture (as discussed further in the section below entitled “Off-Balance Sheet Arrangements”) and a $2.7 million gain from our disposition of land parcels in White Marsh, Maryland.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$434,299	$408,611	$25,688
Construction contract and other service revenues	73,836	84,345	(10,509)
Total revenues	508,135	492,956	15,179
Expenses
Property operating expenses	159,206	154,375	4,831
Depreciation and amortization associated with real estate operations	107,998	107,003	995
Construction contract and other service expenses	70,576	81,639	(11,063)
Impairment losses	43,678	83,213	(39,535)
General, administrative and leasing expense	31,900	30,306	1,594
Business development expenses and land carry costs	5,711	6,122	(411)
Total operating expenses	419,069	462,658	(43,589)
Operating income	89,066	30,298	58,768
Interest expense	(86,401)	(90,037)	3,636
Interest and other income	7,172	5,603	1,569
Loss on interest rate derivatives	—	(29,805)	29,805
Loss on early extinguishment of debt	(943)	(1,639)	696
Equity in loss of unconsolidated entities	(546)	(331)	(215)
Income tax (expense) benefit	(381)	6,710	(7,091)
Income (loss) from continuing operations	7,967	(79,201)	87,168
Discontinued operations	12,353	(51,107)	63,460
Gain on sales of real estate, net of income taxes	21	2,732	(2,711)
Net income (loss)	$20,341	$(127,576)	$147,917

NOI from Real Estate Operations

	For the Years Ended December 31,
	2012	2011	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$376,109	$366,274	$9,835
Constructed office properties placed in service	16,237	8,593	7,644
Acquired office properties	6,574	1,368	5,206
Properties to be conveyed	17,635	17,155	480
Greater Philadelphia properties	9,698	7,458	2,240
Dispositions	59,358	88,616	(29,258)
Other	7,489	6,368	1,121
	493,100	495,832	(2,732)
Property operating expenses
Same Office Properties	135,900	133,577	2,323
Constructed office properties placed in service	4,040	1,791	2,249
Acquired office properties	1,450	227	1,223
Properties to be conveyed	7,587	7,405	182
Greater Philadelphia properties	2,562	1,402	1,160
Dispositions	23,638	39,295	(15,657)
Other	5,558	4,123	1,435
	180,735	187,820	(7,085)
NOI from real estate operations
Same Office Properties	240,209	232,697	7,512
Constructed office properties placed in service	12,197	6,802	5,395
Acquired office properties	5,124	1,141	3,983
Properties to be conveyed	10,048	9,750	298
Greater Philadelphia properties	7,136	6,056	1,080
Dispositions	35,720	49,321	(13,601)
Other	1,931	2,245	(314)
	$312,365	$308,012	$4,353
Same Office Properties rent statistics
Average occupancy rate	89.3%	89.4%	(0.1)%
Average straight-line rent per occupied square foot (1)	$23.97	$23.91	$0.06

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

The increase in revenues from our Same Office Properties was attributable to a $4.5 million increase in rental revenue (including $849,000 in connection with lease terminations) and a $5.3 million increase in tenant recoveries and other real estate operations revenue (most of which pertained to an increase in directly reimbursable expenses). The increase in property operating expenses from our Same Office Properties was primarily due to increases in expenses directly reimbursable from tenants, offset in part by decreases in snow removal and utility expenses resulting from a milder winter and spring in the Mid-Atlantic region.

Our Same Office Properties pool for purposes of comparing 2012 and 2011 consisted of 159 office properties, comprising 74% of our operating office square footage as of December 31, 2012. This pool of properties changed from the pool used for purposes of comparing 2012 and 2011 in COPT’s 2012 Annual Report on Form 10-K and our Current Report on Form 8-K dated July 25, 2013 due to the removal of 15 properties disposed in 2013, two properties expected to be conveyed to lenders and one property approved for redevelopment.

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
Impairment Losses

We recognized the impairment losses described below in 2012 and 2011:

•	$46.1 million in 2012 related to properties in Greater Philadelphia, as discussed further above;

•
in connection primarily with the Strategic Reallocation Plan, we determined that the carrying amounts of certain properties identified for disposition would not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate impairment losses for the amounts by which the carrying values of those properties exceeded their respective estimated fair values, plus any exit costs incurred, of: $19.0 million in 2012 ($23.2 million classified as discontinued operations and including $4.2 million in exit costs); and $122.5 million in 2011 ($67.8 million classified as discontinued operations and excluding $4.8 million in related income tax benefit);

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

General, Administrative and Leasing Expenses

In 2012, we incurred additional expenses in connection with our executive transition that year and staffing reductions made to adjust the size of the organization due in large part to our property dispositions. In 2011, certain of our executives voluntarily cancelled performance share units (“PSUs”) that were originally granted to them in 2010; we recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations, most of which was included in general, administrative and leasing expenses, and we will have no further compensation charges in the future in connection with the cancelled PSUs.

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

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2012	2011	Variance
	(in thousands)
Interest on mortgage and other secured loans	$63,124	$75,760	$(12,636)
Interest on unsecured term loans	14,728	2,914	11,814
Interest on Exchangeable Senior Notes	13,851	20,267	(6,416)
Interest on Revolving Credit Facility	6,274	10,158	(3,884)
Amortization of deferred financing costs	6,243	6,596	(353)
Interest expense recognized on interest rate swaps	3,697	4,600	(903)
Other interest	2,784	1,406	1,378
Interest expense reclassified to discontinued operations	(10,397)	(14,264)	3,867
Capitalized interest	(13,903)	(17,400)	3,497
Total	$86,401	$90,037	$(3,636)

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

Discontinued Operations

The increase in discontinued operations was due primarily to a $44.6 million decrease in impairment losses and a $16.1 million increase in gain on sales of properties in 2012 primarily in connection with the Strategic Reallocation Plan.

Income Tax (Expense) Benefit

The income tax benefit in 2011 was due primarily to a $4.8 million benefit on impairment losses recognized by our taxable REIT subsidiary in connection with the Strategic Reallocation Plan.

Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is net income (loss) adjusted for the effects of interest expense, depreciation and amortization, impairment losses, gain on sales of properties, gain or loss on early extinguishment of debt, net gain on unconsolidated entities, operating property acquisition costs, loss on interest rate derivatives and income taxes. We believe that Adjusted EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net income (loss), as reported on our consolidated statements of operations, is the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service.

We use Adjusted EBITDA to calculate Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio. We calculate Adjusted EBITDA interest coverage by dividing Adjusted EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized). We calculate Adjusted EBITDA fixed charge coverage ratio by dividing Adjusted EBITDA by the sum of: (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized); (2) dividends on preferred shares; and (3) distributions on preferred units in the Operating Partnership not owned by COPT.

The tables below set forth the computation of Adjusted EBITDA interest and fixed charge coverage ratios of COPT and subsidiaries and reconciliations of Adjusted EBITDA to net income reported on the COPT’s consolidated statements of operations:

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$101,544	$20,341	$(127,576)
Interest expense (1)	90,231	96,798	104,301
Income tax expense (benefit) (2)	1,978	381	(6,710)
Depreciation and amortization (1)	119,773	124,418	136,594
Impairment losses (1)	32,047	66,910	151,021
(Gain) loss on early extinguishment of debt (1)	(40,780)	(793)	2,023
Gain on sales of operating properties	(9,004)	(20,928)	(4,811)
Gain on sales of non-operating properties	(2,683)	(33)	(2,717)
Net loss (gain) on investments in unconsolidated entities included in interest and other income	206	(3,589)	(1,820)
Operating property acquisition costs	—	229	156
Loss on interest rate swaps	—	—	29,805
Adjusted EBITDA	$293,312	$283,734	$280,266

Interest expense (1)	$90,231	$96,798	$104,301
Less: Amortization of deferred financing costs	(5,451)	(6,243)	(6,596)
Less: Amortization of net debt discounts and premiums, net of amounts capitalized	(1,015)	(2,721)	(4,680)
Denominator for Adjusted EBITDA interest coverage ratio	$83,765	$87,834	$93,025
Preferred share dividends	19,971	20,844	16,102
Preferred unit distributions	660	660	660
Denominator for Adjusted EBITDA fixed charge coverage ratio	$104,396	$109,338	$109,787

Adjusted EBITDA interest coverage ratio	3.5x	3.2x	3.0x
Adjusted EBITDA fixed charge coverage ratio	2.8x	2.6x	2.6x

(1) Includes amounts included in continuing operations and discontinued operations.
(2) Includes income taxes on continuing operations and gains on sales of real estate.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) computed using GAAP, excluding gains on sales of, and impairment losses on, previously depreciated operating properties, plus real estate-related depreciation and amortization. When multiple properties consisting of both operating and non-operating properties exist on a single tax parcel, we classify all of the gains on sales of, and impairment losses on, the tax parcel as all being for previously depreciated operating properties when most of the value of the parcel is associated with operating properties on the parcel. We believe that we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, although others may interpret the definition differently and, accordingly, our presentation of FFO may differ from those of other REITs.  We believe that FFO is useful to management and investors as a supplemental measure of operating performance because, by excluding gains related to sales of, and impairment losses on, previously depreciated operating properties, net of related tax benefit, and excluding real estate-related depreciation and amortization, FFO can help one compare our operating performance between periods.  In addition, since most equity REITs provide FFO information to the investment community, we believe that FFO is useful to investors as a supplemental measure for comparing our results to those of other equity REITs.  We believe that net income is the most directly comparable GAAP measure to FFO.

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

The computations for all of the above measures on a diluted basis assume the conversion of common units in COPLP but do not assume the conversion of other securities that are convertible into common shares if the conversion of those securities would increase per share measures in a given period.

We use measures called payout ratios as supplemental measures of our ability to make distributions to investors based on each of the following: FFO; Diluted FFO; and Diluted FFO, adjusted for comparability. These measures are defined as (1) the sum of (a) dividends on common shares and (b) distributions to holders of interests in COPLP and dividends on convertible preferred shares when such distributions and dividends are included in Diluted FFO divided by either (2) FFO, Diluted FFO or Diluted FFO, adjusted for comparability.

The tables appearing below and on the following page sets forth the computation of the above stated measures for the years ended December 31, 2009 through 2013 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$101,544	$20,341	$(127,576)	$45,504	$61,299
Add: Real estate-related depreciation and amortization	117,719	121,937	134,131	123,243	109,386
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	346	492	631	640
Add: Impairment losses on previously depreciated operating properties	32,047	70,263	70,512	—	—
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(9,004)	(20,928)	(4,811)	(1,077)	—
FFO	242,306	191,959	72,748	168,301	171,325
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(3,710)	(1,989)	(1,887)	(1,370)	(308)
Less: Preferred share dividends	(19,971)	(20,844)	(16,102)	(16,102)	(16,102)
Less: Issuance costs associated with redeemed preferred shares	(2,904)	(1,827)	—	—	—
Basic and Diluted FFO allocable to restricted shares	(912)	(919)	(1,037)	(1,524)	(1,629)
Basic and Diluted FFO	$214,149	$165,720	$53,062	$148,645	$152,626
Operating property acquisition costs	—	229	156	3,424	1,967
Gain on sales of non-operating properties, net of income taxes	(2,683)	(33)	(2,717)	(2,829)	—
Impairment (recoveries) losses on other properties	—	(3,353)	80,509	—	—
Income tax expense (benefit) on impairments on other properties	—	673	(4,775)	—	—
Valuation allowance on tax asset associated with FFO comparability adjustments	1,855	—	—	—	—
Loss on interest rate derivatives	—	—	29,805	—	—
(Gain) loss on early extinguishment of debt	(40,780)	(793)	2,023		—
Issuance costs associated with redeemed preferred shares	2,904	1,827	—	—	—
Diluted FFO comparability adjustments allocable to restricted shares	168	—	—	—	—
Diluted FFO, as adjusted for comparability	$175,613	$164,270	$158,063	$149,240	$154,593

Weighted average common shares	85,167	73,454	69,382	59,611	55,930
Conversion of weighted average common units	3,869	4,235	4,355	4,608	5,717
Weighted average common shares/units - Basic FFO	89,036	77,689	73,737	64,219	61,647
Dilutive effect of share-based compensation awards	57	53	111	333	477
Weighted average common shares/units - Diluted FFO	89,093	77,742	73,848	64,552	62,124

Diluted FFO per share	$2.40	$2.13	$0.72	$2.30	$2.46
Diluted FFO per share, as adjusted for comparability	$1.97	$2.11	$2.14	$2.31	$2.49

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$70,418	$(2,163)	$(136,567)	$25,587	$39,217
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	3,283	(87)	(8,439)	2,116	4,495
Add: Real estate-related depreciation and amortization	117,719	121,937	134,131	123,243	109,386
Add: Depreciation and amortization of unconsolidated real estate entities	—	346	492	631	640
Add: Impairment losses on previously depreciated operating properties	32,047	70,263	70,512	—	—
Add: Numerator for diluted EPS allocable to restricted shares	414	469	1,037	1,071	1,010
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(927)	(633)	(849)	(1,402)	(493)
Less: Decrease in noncontrolling interests unrelated to earnings	1,111	(2,565)	(1,407)	—	—
Less: Basic and diluted FFO allocable to restricted shares	(912)	(919)	(1,037)	(1,524)	(1,629)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(9,004)	(20,928)	(4,811)	(1,077)	—
Basic and Diluted FFO	$214,149	$165,720	$53,062	$148,645	$152,626
Operating property acquisition costs	—	229	156	3,424	1,967
Gain on sales of non-operating properties, net of income taxes	(2,683)	(33)	(2,717)	(2,829)	—
Impairment (recoveries) losses on other properties	—	(3,353)	80,509	—	—
Income tax expense (benefit) on impairments on other properties	—	673	(4,775)	—	—
Valuation allowance on tax asset associated with FFO comparability adjustments	1,855	—	—	—	—
Loss on interest rate derivatives	—	—	29,805	—	—
(Gain) loss on early extinguishment of debt	(40,780)	(793)	2,023		—
Issuance costs associated with redeemed preferred shares	2,904	1,827	—	—	—
Diluted FFO comparability adjustments allocable to restricted shares	168	—	—	—	—
Diluted FFO, as adjusted for comparability	$175,613	$164,270	$158,063	$149,240	$154,593

Denominator for diluted EPS	85,224	73,454	69,382	59,944	56,407
Weighted average common units	3,869	4,235	4,355	4,608	5,717
Anti-dilutive EPS effect of share-based compensation awards	—	53	111	—	—
Denominator for diluted FFO per share measures	89,093	77,742	73,848	64,552	62,124

Dividends on common shares	$95,246	$81,720	$116,717	$98,510	$87,596
Common unit distributions	4,280	4,617	7,173	7,266	7,962
Numerator for diluted FFO payout ratio, adjusted for comparability	$99,526	$86,337	$123,890	$105,776	$95,558
FFO payout ratio	41.1%	45.0%	170.3%	62.8%	55.8%
Diluted FFO payout ratio	46.5%	52.1%	233.5%	71.2%	62.6%
Diluted FFO payout ratio, as adjusted for comparability	56.7%	52.6%	78.4%	70.9%	61.8%

Property Additions

The table below sets forth the major components of our additions to properties for 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Construction, development and redevelopment	$207,753	$165,523	$42,230
Capital improvements on operating properties	22,855	26,827	(3,972)
Tenant improvements on operating properties (1)	19,031	22,068	(3,037)
Acquisition of operating properties (2)	—	33,684	(33,684)
	$249,639	$248,102	$1,537

(1)	Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

(2)	Excludes intangible assets and liabilities associated with acquisitions.

 Cash Flows

Net cash flow provided by operating activities decreased $32.9 million from 2012 to 2013 due primarily to:

•	$39.0 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes;

•	$10.1 million decrease in cash flow from construction contract and other services attributable in large part to the timing of cash payments and collections on construction projects; and

•	$19.0 million in proceeds in 2012 from our sale of stock in The KEYW Holding Corporation; offset in part by

•	$29.7 million in cash paid to cash settle interest rate swaps in 2012.

Net cash flow provided by investing activities decreased $133.5 million from 2012 to 2013 due mostly to a $142.0 million decrease from sales of properties primarily in connection with the Strategic Reallocation Plan.

Net cash flow provided by financing activities in 2013 was $4.6 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $157.4 million; and

•	net proceeds from borrowings of $64.9 million; offset in part by

•	redemption of preferred shares (or units) of $84.8 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $119.8 million.

Net cash flow used in financing activities in 2012 was $200.5 million and included the following:

•	net repayments of debt of $395.0 million;

•	net proceeds from the issuance of common and preferred shares (or units) of $371.1 million;

•	redemption of preferred shares (or units) of $55.0 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $114.1 million.

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

As of December 31, 2013, COPT owned 95.6% of the outstanding common units and 96.4% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 11 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meeting our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of December 31, 2013, we also had $54.4 million in cash and cash equivalents. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We completed a significant amount of dispositions in each of the last three years since launching our Strategic Reallocation Plan, using most of the proceeds to fund development activities and repay debt. While we completed the Strategic Reallocation Plan in 2013, we expect to complete future dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks, when appropriate. In addition, we periodically access the public equity markets to raise capital by issuing common and/or preferred shares.

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of December 31, 2013, the maximum borrowing capacity under this facility totaled $800.0 million, of which $784.6 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $26.2 million as of December 31, 2013, of which $12.3 million was available to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	For the Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$82,458	$389,751	$274,605	$404,110	$—	$758,084	$1,909,008
Scheduled principal payments	7,025	6,218	4,734	1,505	1,374	5,854	26,710
Interest on debt (3)	76,980	70,581	52,695	34,768	30,431	139,918	405,373
New construction and redevelopment obligations (4)(5)	92,730	14,000	—	—	—	—	106,730
Third-party construction and development obligations (5)(6)	34,047	13,270	—	—	—	—	47,317
Capital expenditures for operating properties (5)(7)	24,416	13,836	—	—	—	—	38,252
Operating leases (8)	887	776	714	708	698	75,501	79,284
Other purchase obligations (9)	1,091	425	335	66	10	—	1,927
Total contractual cash obligations	$319,634	$508,857	$333,083	$441,157	$32,513	$979,357	$2,614,601

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $8.0 million. We expect to refinance the balloon payments that are due in 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market.

(3)
Represents interest costs for outstanding debt at December 31, 2013 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2013 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)    Represents contractual obligations pertaining to new construction and redevelopment activities.  Properties under, or contractually committed for, construction or approved for redevelopment as of December 31, 2013 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	7	1,049	$91.4	2015
Redevelopment of existing office properties	3	376	34.0	2016

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

We expect to spend more than $280.0 million on construction and development costs and approximately $40.0 million on improvements to operating properties (including the commitments set forth in the table above) in 2014.  We expect to fund the construction and development costs and our debt maturities in 2014 using cash on hand, borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2013, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

During 2013, we owned an investment in an unconsolidated real estate joint venture into which we entered in 2005 to enable us to contribute office properties that were previously wholly owned by us into the joint venture in order to partially dispose of our interest in the properties. We managed the real estate joint venture’s property operations and any required construction projects until January 1, 2013, at which time these responsibilities were assumed by a third party. This real estate joint venture has a two-member management committee that is responsible for making major decisions (as defined in the joint venture agreement) and we control one of the management committee positions. We and our partner were to receive returns in proportion to our investments in the joint venture.

As part of our obligations under the joint venture arrangement, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership). Upon our initial contribution of property to the joint venture in 2005, we deferred gain recognition due to the loan guarantees discussed above. While we historically accounted for our investment in this joint venture using the equity method, we discontinued our application of the equity method effective October 2012 due to our having neither the obligation nor intent to support the joint venture. As of December 31, 2012, we had a negative investment balance of $6.4 million.

On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of December 31, 2013; however, the joint venture no longer holds any property or other assets and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of December 31, 2013 because the actions that would trigger performance are all within our control. We recognized a gain on the substantive disposition of our investment in the joint venture in 2013 of $6.3 million, which is included in the line entitled “gain on sales of real estate, net of income taxes” on our consolidated statements of operations.

We had no other material off-balance sheet arrangements during 2013.

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

The following table sets forth as of December 31, 2013 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt (1)	$88,669	$109,092	$279,339	$155,615	$1,374	$643,938	$1,278,027
Weighted average interest rate	7.21%	5.58%	6.56%	5.64%	4.61%	4.28%	5.26%
Variable rate debt (2)	$814	$286,877	$—	$250,000	$—	$120,000	$657,691

(1)	Represents principal maturities only and therefore excludes net discounts of $8.0 million.

(2)
As of December 31, 2013, maturities include $250.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

The fair value of our debt was $1.9 billion as of December 31, 2013 and $2.1 billion as of December 31, 2012.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $81.0 million as of December 31, 2013 and $63.0 million as of December 31, 2012.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2013 and 2012 and their respective fair values (dollars in thousands):

Notional		Fixed	Floating Rate	Effective	Expiration	Fair Value at December 31,
Amount		Rate	Index	Date	Date	2013	2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(279)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(277)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(861)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(861)	(1,313)
37,691	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(832)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(94)	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(105)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	3,377	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	3,217	(417)
						$3,285	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $3.6 million in 2013 and $5.0 million in 2012 if short-term interest rates were 1% higher.  Interest expense in 2012 was more sensitive to a change in interest rates than 2013 due primarily to our having a higher average variable-rate debt balance in 2012.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2014 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as exhibits to this Form 10-K:

1.	Financial Statements. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. See “Index to consolidated financial statements” on page F-1 of this Annual Report on Form 10-K.

3.	See section below entitled “Exhibits.”

(b)	Exhibits. Refer to the Exhibit Index that follows. Unless otherwise noted, the file number of all documents incorporated by reference is 1-14023.

EXHIBIT NO.	DESCRIPTION
3.1.1	Amended and Restated Declaration of Trust of Registrant (filed with the Registrant’s Registration Statement on Form S-4 (Commission File No. 333-45649) and incorporated herein by reference).
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
4.3
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

5.1
Registration Rights Agreement, dated May 6, 2013, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

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

10.1.31
Thirtieth Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated July 16, 2013 (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

10.1.32
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

10.5.7*
Sixth Amendment to Employment Agreement, dated December 12, 2012, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Roger A. Waesche, Jr. (filed with the Company’s Annual Report on Form 10-K dated February 12, 2013 and incorporated herein by reference).

10.5.8*
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

10.13*
Corporate Office Properties Trust and Corporate Office Properties, L.P. Executive Change in Control and Severance Plan (filed with the Company’s Current Report on Form 8-K dated March 13, 2013 and incorporated herein by reference).

10.14
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

10.16.1
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

10.16.2
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

10.17
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

10.18.1
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

10.18.2
Second Amendment to Term Loan Agreement, dated as of July 16, 2013, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; J.P. Morgan Securities LLC; KeyBanc Capital Markets; KeyBank National Association; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; Royal Bank of Canada; Barclays Bank PLC; PNC Bank, National Association; Wells Fargo Bank, National Association; Capital One, N.A.; Regions Bank; Manufacturers and Traders Trust Company; and SunTrust Bank (filed with the Company’s Current Report on Form 8-K dated July 19, 2013 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.18.3
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

10.19
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.20
Registration Rights Agreement, dated May 6, 2013, among Corporate Office Properties, L.P., Corporate Office Properties Trust, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.21
Form of Global Note Representing $250,000,000 Aggregate Principal Amount of 5.25% Senior Notes due 2024 (filed with the Company’s Current Report on Form 8-K dated September 13, 2013 and incorporated herein by reference).

10.22
Indenture, dated as of September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.23
First Supplemental Indenture, dated September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

12.1	COPT’s Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of COPT (filed herewith).
21.2	Subsidiaries of COPLP (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

EXHIBIT NO.	DESCRIPTION
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

CORPORATE OFFICE PROPERTIES TRUST

Date:	March 3, 2014	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	March 3, 2014	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	March 3, 2014
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	March 3, 2014
(Roger A. Waesche, Jr.)
/s/ Stephen E. Riffee	Executive Vice President and Chief Financial	March 3, 2014
(Stephen E. Riffee)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	March 3, 2014
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	March 3, 2014
( Robert L. Denton)
/s/ Clay W. Hamlin, III	Trustee	March 3, 2014
(Clay W. Hamlin)
/s/ Philip L. Hawkins	Trustee	March 3, 2014
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	March 3, 2014
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	March 3, 2014
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	March 3, 2014
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	March 3, 2014
(C. Taylor Pickett)
/s/ Jay H. Shidler	Trustee	March 3, 2014
(Jay H. Shidler)
/s/ Richard Szafranski	Trustee	March 3, 2014
(Richard Szafranski)
/s/ Kenneth D. Wethe	Trustee	March 3, 2014
(Kenneth D. Wethe)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	March 3, 2014	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	March 3, 2014	By:	/s/ Stephen E. Riffee
Stephen E. Riffee
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	March 3, 2014
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	March 3, 2014
(Roger A. Waesche, Jr.)
/s/ Stephen E. Riffee	Executive Vice President and Chief Financial	March 3, 2014
(Stephen E. Riffee)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	March 3, 2014
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	March 3, 2014
( Robert L. Denton)
/s/ Clay W. Hamlin, III	Trustee	March 3, 2014
(Clay W. Hamlin)
/s/ Philip L. Hawkins	Trustee	March 3, 2014
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	March 3, 2014
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	March 3, 2014
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	March 3, 2014
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	March 3, 2014
(C. Taylor Pickett)
/s/ Jay H. Shidler	Trustee	March 3, 2014
(Jay H. Shidler)
/s/ Richard Szafranski	Trustee	March 3, 2014
(Richard Szafranski)
/s/ Kenneth D. Wethe	Trustee	March 3, 2014
(Kenneth D. Wethe)

Corporate Office Properties Trust Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties, L.P. at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 3, 2014

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Properties, net:
Operating properties, net	$2,702,693	$2,597,666
Projects in development or held for future development	511,608	565,378
Total properties, net	3,214,301	3,163,044
Assets held for sale, net	—	140,229
Cash and cash equivalents	54,373	10,594
Restricted cash and marketable securities	11,448	21,557
Accounts receivable (net of allowance for doubtful accounts of $2,976 and $4,694, respectively)	27,000	16,845
Deferred rent receivable (net of allowance of $2,126 and $913, respectively)	89,456	85,802
Intangible assets on real estate acquisitions, net	59,258	75,879
Deferred leasing and financing costs, net	66,267	59,952
Mortgage and other investing receivables	53,663	35,798
Prepaid expenses and other assets	54,186	44,059
Total assets	$3,629,952	$3,653,759
Liabilities and equity
Liabilities:
Debt, net	$1,927,703	$2,019,168
Accounts payable and accrued expenses	98,785	97,922
Rents received in advance and security deposits	31,492	27,632
Dividends and distributions payable	29,080	28,698
Deferred revenue associated with operating leases	10,369	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	—	6,420
Interest rate derivatives	3,309	6,185
Other liabilities	14,207	8,942
Total liabilities	2,114,945	2,206,962
Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	17,758	10,298
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	249,083	333,833
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 87,394,512 at December 31, 2013 and 80,952,986 at December 31, 2012)	874	809
Additional paid-in capital	1,814,015	1,653,672
Cumulative distributions in excess of net income	(641,868)	(617,455)
Accumulated other comprehensive income (loss)	3,480	(5,435)
Total Corporate Office Properties Trust’s shareholders’ equity	1,425,584	1,365,424
Noncontrolling interests in subsidiaries:
Common units in COPLP	53,468	52,122
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,397	10,153
Noncontrolling interests in subsidiaries	71,665	71,075
Total equity	1,497,249	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,629,952	$3,653,759
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Rental revenue	$377,611	$353,080	$332,856
Tenant recoveries and other real estate operations revenue	83,386	81,219	75,755
Construction contract and other service revenues	62,363	73,836	84,345
Total revenues	523,360	508,135	492,956
Expenses
Property operating expenses	167,199	159,206	154,375
Depreciation and amortization associated with real estate operations	113,214	107,998	107,003
Construction contract and other service expenses	58,875	70,576	81,639
Impairment losses	5,857	43,678	83,213
General, administrative and leasing expenses	30,869	31,900	30,306
Business development expenses and land carry costs	5,436	5,711	6,122
Total operating expenses	381,450	419,069	462,658
Operating income	141,910	89,066	30,298
Interest expense	(82,010)	(86,401)	(90,037)
Interest and other income	3,834	7,172	5,603
Loss on early extinguishment of debt	(27,030)	(943)	(1,639)
Loss on interest rate derivatives	—	—	(29,805)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	36,704	8,894	(85,580)
Equity in income (loss) of unconsolidated entities	2,110	(546)	(331)
Income tax (expense) benefit	(1,978)	(381)	6,710
Income (loss) from continuing operations	36,836	7,967	(79,201)
Discontinued operations	55,692	12,353	(51,107)
Income (loss) before gain on sales of real estate	92,528	20,320	(130,308)
Gain on sales of real estate, net of income taxes	9,016	21	2,732
Net income (loss)	101,544	20,341	(127,576)
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(3,283)	87	8,439
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,894)	1,209	369
Net income (loss) attributable to COPT	93,707	20,977	(119,428)
Preferred share dividends	(19,971)	(20,844)	(16,102)
Issuance costs associated with redeemed preferred shares	(2,904)	(1,827)	—
Net income (loss) attributable to COPT common shareholders	$70,832	$(1,694)	$(135,530)
Net income (loss) attributable to COPT:
Income (loss) from continuing operations	$41,366	$9,297	$(71,341)
Discontinued operations, net	52,341	11,680	(48,087)
Net income (loss) attributable to COPT	$93,707	$20,977	$(119,428)
Basic earnings per common share (1)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.28)
Discontinued operations	0.62	0.16	(0.69)
Net income (loss) attributable to COPT common shareholders	$0.83	$(0.03)	$(1.97)
Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.28)
Discontinued operations	0.62	0.16	(0.69)
Net income (loss) attributable to COPT common shareholders	$0.83	$(0.03)	$(1.97)
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$101,544	$20,341	$(127,576)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	6,791	(7,676)	(31,531)
Losses on interest rate derivatives included in interest expense	2,740	3,697	4,601
Unrealized equity in other comprehensive income of equity method investee	1,070	—	—
Realized equity in other comprehensive income of equity method investee	(1,070)	—	—
Loss on interest rate derivatives upon discontinuing hedge accounting	—	—	28,430
Other comprehensive income (loss)	9,531	(3,979)	1,500
Comprehensive income (loss)	111,075	16,362	(126,076)
Comprehensive (income) loss attributable to noncontrolling interests	(8,453)	961	8,132
Comprehensive income (loss) attributable to COPT	$102,622	$17,323	$(117,944)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2010 (66,931,582 common shares outstanding)	$216,333	$669	$1,295,592	$(281,794)	$(4,163)	$87,501	$1,314,138
Conversion of common units to common shares (100,939 shares)	—	1	1,520	—	—	(1,521)	—
Common shares issued to the public (4,600,000 shares)	—	46	145,321	—	—	—	145,367
Exercise of share options (191,264 shares)	—	2	2,459	—	—	—	2,461
Share-based compensation	—	2	14,265	—	—	—	14,267
Restricted common share redemptions (114,687 shares)	—	—	(3,990)	—	—	—	(3,990)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,798)	—	—	2,798	—
Comprehensive loss	—	—	—	(119,428)	2,430	(7,671)	(124,669)
Dividends	—	—	—	(132,819)	—	—	(132,819)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(7,833)	(7,833)
Contributions from noncontrolling interests in other consolidated entities	—	—	(23)	—	—	284	261
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(1,315)	—	—	—	(1,315)
Tax benefit from share-based compensation	—	—	47	—	—	—	47
Balance at December 31, 2011 (72,011,324 common shares outstanding)	216,333	720	1,451,078	(534,041)	(1,733)	73,542	1,205,899
Conversion of common units to common shares (234,246 shares)	—	2	2,812	—	—	(2,814)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,848)	—	—	—	165,652
Common shares issued to the public (8,625,000 shares)	—	86	204,610	—	—	—	204,696
Redemption of preferred shares (2,200,000 shares)	(55,000)	—	1,827	(1,827)	—	—	(55,000)
Exercise of share options (61,624 shares)	—	—	928	—	—	—	928
Share-based compensation	—	1	11,183	—	—	—	11,184
Restricted common share redemptions (139,851 shares)	—	—	(3,379)	—	—	—	(3,379)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(4,627)	—	—	4,627	—
Comprehensive income	—	—	—	20,977	(3,702)	1,652	18,927
Dividends	—	—	—	(102,564)	—	—	(102,564)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(5,277)	(5,277)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(655)	(655)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(3,955)	—	—	—	(3,955)
Tax benefit from share-based compensation	—	—	43	—	—	—	43
Balance at December 31, 2012 (80,952,986 common shares outstanding)	333,833	809	1,653,672	(617,455)	(5,435)	71,075	1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (311,343 shares)	—	3	3,994	—	—	(3,997)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,916	—	—	—	117,961
Common shares issued under at-the-market program (1,500,000 shares)	—	15	38,432	—	—	—	38,447
Acquisition of property and noncontrolling interest in other consolidated entity for COPLP common units	—	—	(1,296)	—	—	2,665	1,369
Exercise of share options (39,331 shares)	—	—	779	—	—	—	779
Share-based compensation	—	2	7,603	—	—	—	7,605
Restricted common share redemptions (78,440 shares)	—	—	(2,002)	—	—	—	(2,002)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(744)	—	—	744	—
Comprehensive income	—	—	—	93,707	8,915	7,077	109,699
Dividends	—	—	—	(115,216)	—	—	(115,216)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,940)	(4,940)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	86	86
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(7,121)	—	—	—	(7,121)
Tax loss from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Revenues from real estate operations received	$482,763	$483,421	$476,762
Construction contract and other service revenues received	63,647	77,831	88,433
Property operating expenses paid	(176,243)	(174,683)	(180,041)
Construction contract and other service expenses paid	(63,853)	(67,952)	(94,140)
General, administrative, leasing, business development and land carry costs paid	(28,022)	(22,904)	(28,027)
Interest expense paid	(81,575)	(87,394)	(93,715)
Previously accreted interest expense paid	(11,116)	—	(17,314)
Settlement of interest rate derivatives	—	(29,738)	—
Proceeds from sale of trading marketable securities	298	18,975	—
Exit costs on property dispositions	(979)	(4,146)	—
Payments in connection with early extinguishment of debt	(27,909)	(2,637)	(353)
Interest and other income received	1,962	1,073	698
Income taxes paid	6	(8)	(160)
Net cash provided by operating activities	158,979	191,838	152,143
Cash flows from investing activities
Construction, development and redevelopment	(201,808)	(165,275)	(232,667)
Tenant improvements on operating properties	(21,950)	(27,103)	(37,195)
Other capital improvements on operating properties	(23,940)	(20,066)	(16,906)
Acquisitions of operating properties	—	(48,308)	(32,856)
Proceeds from dispositions of properties	148,569	290,603	79,638
Mortgage and other loan receivables funded	(14,077)	(14,232)	(23,377)
Mortgage and other loan receivables payments received	144	10,113	16,759
Leasing costs paid	(14,429)	(13,278)	(15,997)
Decrease (increase) in restricted cash associated with investing activities	8,178	(872)	(2,232)
Other	(477)	2,162	4,446
Net cash (used in) provided by investing activities	(119,790)	13,744	(260,387)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	504,000	329,000	1,180,000
Unsecured senior notes	592,413	—	—
Other debt proceeds	94,049	403,117	456,206
Repayments of debt
Revolving Credit Facility	(504,000)	(991,000)	(813,000)
Scheduled principal amortization	(9,481)	(11,684)	(13,755)
Other debt repayments	(612,093)	(124,386)	(698,100)
Deferred financing costs paid	(9,361)	(3,371)	(13,113)
Net proceeds from issuance of preferred shares	—	165,652	—
Net proceeds from issuance of common shares	157,444	205,425	147,828
Redemption of preferred shares	(84,750)	(55,000)	—
Common share dividends paid	(93,474)	(89,161)	(114,643)
Preferred share dividends paid	(21,335)	(19,087)	(16,102)
Distributions paid to noncontrolling interests in COPLP	(4,958)	(5,828)	(7,875)
Restricted share redemptions	(2,002)	(3,379)	(3,990)
Other	(1,862)	(845)	245
Net cash provided by (used in) financing activities	4,590	(200,547)	103,701
Net increase (decrease) in cash and cash equivalents	43,779	5,035	(4,543)
Cash and cash equivalents
Beginning of period	10,594	5,559	10,102
End of period	$54,373	$10,594	$5,559
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$101,544	$20,341	$(127,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	119,773	124,418	136,594
Impairment losses	31,068	62,702	151,021
Loss on interest rate derivatives	—	—	29,805
Settlement of previously accreted interest expense	(11,116)	—	(17,314)
Amortization of deferred financing costs	5,451	6,243	6,596
Increase in deferred rent receivable	(5,196)	(11,776)	(10,102)
Amortization of net debt discounts	1,159	3,155	5,540
Gain on sales of real estate	(11,687)	(20,961)	(7,528)
Gain on equity method investment	—	—	(2,452)
Share-based compensation	6,530	9,982	11,920
(Gain) loss on early extinguishment of debt	(68,689)	(3,430)	1,670
Other	(3,093)	(4,551)	(1,165)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,334)	8,049	(6,243)
Decrease in restricted cash and marketable securities	576	14,934	2,160
(Increase) decrease in prepaid expenses and other assets	(5,128)	8,550	(687)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,960	4,101	(18,041)
Increase (decrease) in rents received in advance and security deposits	4,161	(1,916)	(2,055)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)	—
Net cash provided by operating activities	$158,979	$191,838	$152,143
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$2,947	$(1,227)	$11,719
Increase in property, debt and other liabilities in connection with acquisitions	$—	$—	$3,040
Decrease in property in connection with transfer of property in settlement of debt	$73,780	$12,042	$—
Decrease in debt in connection with transfer of property in settlement of debt	$146,500	$16,304	$—
Increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$9,470	$4,040	$1,438
Dividends/distribution payable	$29,080	$28,698	$35,038
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$5,194	$—	$—
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$3,997	$2,814	$1,521
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$744	$4,627	$2,798
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$7,121	$3,955	$1,315

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2013	2012
Assets
Properties, net:
Operating properties, net	$2,702,693	$2,597,666
Projects in development or held for future development	511,608	565,378
Total properties, net	3,214,301	3,163,044
Assets held for sale, net	—	140,229
Cash and cash equivalents	54,373	10,594
Restricted cash and marketable securities	3,981	14,781
Accounts receivable (net of allowance for doubtful accounts of $2,976 and $4,694, respectively)	27,000	16,845
Deferred rent receivable (net of allowance of $2,226 and $913, respectively)	89,456	85,802
Intangible assets on real estate acquisitions, net	59,258	75,879
Deferred leasing and financing costs, net	66,267	59,952
Mortgage and other investing receivables	53,663	35,798
Prepaid expenses and other assets	54,186	44,059
Total assets	$3,622,485	$3,646,983
Liabilities and equity
Liabilities:
Debt, net	$1,927,703	$2,019,168
Accounts payable and accrued expenses	98,785	97,922
Rents received in advance and security deposits	31,492	27,632
Distributions payable	29,080	28,698
Deferred revenue associated with operating leases	10,369	11,995
Distributions received in excess of investment in unconsolidated real estate joint venture	—	6,420
Interest rate derivatives	3,309	6,185
Other liabilities	6,740	2,166
Total liabilities	2,107,478	2,200,186
Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	17,758	10,298
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 9,431,667 preferred units outstanding at December 31, 2013 and 12,821,667 preferred units outstanding at December 31, 2012	249,083	333,833
Limited partner, 352,000 preferred units outstanding at December 31, 2013 and 2012	8,800	8,800
Common units, 87,394,512 and 80,952,986 held by the general partner and 3,977,700 and 4,067,542 held by limited partners at December 31, 2013 and 2012, respectively	1,226,318	1,089,391
Accumulated other comprehensive income (loss)	3,605	(5,708)
Total Corporate Office Properties, L.P.’s equity	1,487,806	1,426,316
Noncontrolling interests in subsidiaries	9,443	10,183
Total equity	1,497,249	1,436,499
Total liabilities, redeemable noncontrolling interest and equity	$3,622,485	$3,646,983
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Rental revenue	$377,611	$353,080	$332,856
Tenant recoveries and other real estate operations revenue	83,386	81,219	75,755
Construction contract and other service revenues	62,363	73,836	84,345
Total revenues	523,360	508,135	492,956
Expenses
Property operating expenses	167,199	159,206	154,375
Depreciation and amortization associated with real estate operations	113,214	107,998	107,003
Construction contract and other service expenses	58,875	70,576	81,639
Impairment losses	5,857	43,678	83,213
General, administrative and leasing expenses	30,869	31,900	30,300
Business development expenses and land carry costs	5,436	5,711	6,122
Total operating expenses	381,450	419,069	462,652
Operating income	141,910	89,066	30,304
Interest expense	(82,010)	(86,401)	(90,037)
Interest and other income	3,834	7,172	5,603
Loss on early extinguishment of debt	(27,030)	(943)	(1,639)
Loss on interest rate derivatives	—	—	(29,805)
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	36,704	8,894	(85,574)
Equity in income (loss) of unconsolidated entities	2,110	(546)	(331)
Income tax (expense) benefit	(1,978)	(381)	6,710
Income (loss) from continuing operations	36,836	7,967	(79,195)
Discontinued operations	55,692	12,353	(51,107)
Income (loss) before gain on sales of real estate	92,528	20,320	(130,302)
Gain on sales of real estate, net of income taxes	9,016	21	2,732
Net income (loss)	101,544	20,341	(127,570)
Net (income) loss attributable to noncontrolling interests in consolidated entities	(3,907)	507	244
Net income (loss) attributable to COPLP	97,637	20,848	(127,326)
Preferred unit distributions	(20,631)	(21,504)	(16,762)
Issuance costs associated with redeemed preferred units	(2,904)	(1,827)	—
Net income (loss) attributable to COPLP common unitholders	$74,102	$(2,483)	$(144,088)
Net income (loss) attributable to COPLP:
Income (loss) from continuing operations	$42,875	$9,194	$(76,082)
Discontinued operations, net	54,762	11,654	(51,244)
Net income (loss) attributable to COPLP	$97,637	$20,848	$(127,326)
Basic earnings per common unit (1)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.29)
Discontinued operations	0.62	0.15	(0.71)
Net income (loss) attributable to COPLP common unitholders	$0.83	$(0.04)	$(2.00)
Diluted earnings per common unit (1)
Income (loss) from continuing operations	$0.21	$(0.19)	$(1.29)
Discontinued operations	0.62	0.15	(0.71)
Net income (loss) attributable to COPLP common unitholders	$0.83	$(0.04)	$(2.00)
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income (loss)	$101,544	$20,341	$(127,570)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	6,791	(7,676)	(31,531)
Losses on interest rate derivatives included in interest expense	2,740	3,697	4,601
Unrealized equity in other comprehensive income of equity method investee	1,070	—	—
Realized equity in other comprehensive income of equity method investee	(1,070)	—	—
Loss on interest rate derivatives upon discontinuing hedge accounting	—	—	28,430
Other comprehensive income (loss)	9,531	(3,979)	1,500
Comprehensive income (loss)	111,075	16,362	(126,070)
Comprehensive (income) loss attributable to noncontrolling interests	(4,125)	615	244
Comprehensive income (loss) attributable to COPLP	$106,950	$16,977	$(125,826)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2010	352,000	$8,800	8,121,667	$216,333	69,668,226	$1,083,963	$(4,447)	$10,176	$1,314,825
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,600,000	145,367	—	—	145,367
Issuance of common units resulting from exercise of share options	—	—	—	—	191,264	2,461	—	—	2,461
Share-based compensation	—	—	—	—	302,226	14,267	—	—	14,267
Restricted common unit redemptions	—	—	—	—	(114,687)	(3,990)	—	—	(3,990)
Issuance of common units to COPT to balance units owned with common shares	—	—	—	—	1,666,083	—	—	—	—
Comprehensive loss	—	660	—	16,102	—	(144,088)	2,610	52	(124,664)
Distributions to owners of common and preferred units	—	(660)	—	(16,102)	—	(124,582)	—	—	(141,344)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	(23)	—	284	261
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(16)	(16)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(1,315)	—	—	(1,315)
Tax benefit from share-based compensation	—	—	—	—	—	47	—	—	47
Balance at December 31, 2011	352,000	8,800	8,121,667	216,333	76,313,112	972,107	(1,837)	10,496	1,205,899
Issuance of preferred units resulting from public issuance of preferred shares	—	—	6,900,000	172,500	—	(6,848)	—	—	165,652
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,200,000)	(55,000)	—	—	—	—	(55,000)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	8,625,000	204,696	—	—	204,696
Issuance of common units resulting from exercise of share options	—	—	—	—	61,624	928	—	—	928
Share-based compensation	—	—	—	—	160,643	11,184	—	—	11,184
Restricted common unit redemptions	—	—	—	—	(139,851)	(3,379)	—	—	(3,379)
Comprehensive income	—	660	—	20,844	—	(656)	(3,871)	1,950	18,927
Distributions to owners of common and preferred units	—	(660)	—	(20,844)	—	(86,337)	—	—	(107,841)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(655)	(655)
COPT contribution to COPLP of distribution from subsidiary	—	—	—	—	—	1,608	—	(1,608)	—
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(3,955)	—	—	(3,955)
Tax benefit from share-based compensation	—	—	—	—	—	43	—	—	43
Balance at December 31, 2012	352,000	8,800	12,821,667	333,833	85,020,528	1,089,391	(5,708)	10,183	1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,961	—	—	117,961
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	1,500,000	38,447	—	—	38,447
Acquisition of property and noncontrolling interest in subsidiary for COPLP common units	—	—	—	—	221,501	3,899	—	(2,530)	1,369
Issuance of common units resulting from exercise of share options	—	—	—	—	39,331	779	—	—	779
Share-based compensation	—	—	—	—	184,292	7,605	—	—	7,605
Restricted common unit redemptions	—	—	—	—	(78,440)	(2,002)	—	—	(2,002)
Comprehensive income	—	660	—	19,971	—	77,006	9,313	2,749	109,699
Distributions to owners of common and preferred units	—	(660)	—	(19,971)	—	(99,525)	—	—	(120,156)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	86	86
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(7,121)	—	—	(7,121)
Tax loss from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Revenues from real estate operations received	$482,763	$483,421	$476,762
Construction contract and other service revenues received	63,647	77,831	88,433
Property operating expenses paid	(176,243)	(174,683)	(180,041)
Construction contract and other service expenses paid	(63,853)	(67,952)	(94,140)
General, administrative, leasing, business development and land carry costs paid	(28,022)	(22,904)	(28,021)
Interest expense paid	(81,575)	(87,394)	(93,715)
Previously accreted interest expense paid	(11,116)	—	(17,314)
Settlement of interest rate derivatives	—	(29,738)	—
Proceeds from sale of trading marketable securities	298	18,975	—
Exit costs on property dispositions	(979)	(4,146)	—
Payments in connection with early extinguishment of debt	(27,909)	(2,637)	(353)
Interest and other income received	1,962	1,073	698
Income taxes paid	6	(8)	(160)
Net cash provided by operating activities	158,979	191,838	152,149
Cash flows from investing activities
Construction, development and redevelopment	(201,808)	(165,275)	(232,667)
Tenant improvements on operating properties	(21,950)	(27,103)	(37,195)
Other capital improvements on operating properties	(23,940)	(20,066)	(16,906)
Acquisitions of operating properties	—	(48,308)	(32,856)
Proceeds from dispositions of properties	148,569	290,603	79,638
Mortgage and other loan receivables funded	(14,077)	(14,232)	(23,377)
Mortgage and other loan receivables payments received	144	10,113	16,759
Leasing costs paid	(14,429)	(13,278)	(15,997)
Decrease (increase) in restricted cash associated with investing activities	8,178	(872)	(2,232)
Other	(477)	2,162	4,446
Net cash (used in) provided by investing activities	(119,790)	13,744	(260,387)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	504,000	329,000	1,180,000
Unsecured senior notes	592,413	—	—
Other debt proceeds	94,049	403,117	456,206
Repayments of debt
Revolving Credit Facility	(504,000)	(991,000)	(813,000)
Scheduled principal amortization	(9,481)	(11,684)	(13,755)
Other debt repayments	(612,093)	(124,386)	(698,100)
Deferred financing costs paid	(9,361)	(3,371)	(13,113)
Net proceeds from issuance of preferred units	—	165,652	—
Net proceeds from issuance of common units	157,444	205,425	147,828
Redemption of preferred units	(84,750)	(55,000)	—
Common unit distributions paid	(97,772)	(94,329)	(121,864)
Preferred unit distributions paid	(21,995)	(19,747)	(16,762)
Restricted unit redemptions	(2,002)	(3,379)	(3,990)
Other	(1,862)	(845)	245
Net cash provided by (used in) financing activities	4,590	(200,547)	103,695
Net increase (decrease) in cash and cash equivalents	43,779	5,035	(4,543)
Cash and cash equivalents
Beginning of period	10,594	5,559	10,102
End of period	$54,373	$10,594	$5,559
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$101,544	$20,341	$(127,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and other amortization	119,773	124,418	136,594
Impairment losses	31,068	62,702	151,021
Loss on interest rate derivatives	—	—	29,805
Settlement of previously accreted interest expense	(11,116)	—	(17,314)
Amortization of deferred financing costs	5,451	6,243	6,596
Increase in deferred rent receivable	(5,196)	(11,776)	(10,102)
Amortization of net debt discounts	1,159	3,155	5,540
Gain on sales of real estate	(11,687)	(20,961)	(7,528)
Gain on equity method investment	—	—	(2,452)
Share-based compensation	6,530	9,982	11,920
(Gain) loss on early extinguishment of debt	(68,689)	(3,430)	1,670
Other	(3,093)	(4,551)	(1,165)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,334)	8,049	(6,243)
Decrease in restricted cash and marketable securities	1,267	14,122	1,560
(Increase) decrease in prepaid expenses and other assets	(5,128)	8,550	(687)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,269	4,913	(17,441)
Increase (decrease) in rents received in advance and security deposits	4,161	(1,916)	(2,055)
Decrease in interest rate derivatives in connection with cash settlement	—	(28,003)	—
Net cash provided by operating activities	$158,979	$191,838	$152,149
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$2,947	$(1,227)	$11,719
Increase in property, debt and other liabilities in connection with acquisitions	$—	$—	$3,040
Decrease in property in connection with transfer of property in settlement of debt	$73,780	$12,042	$—
Decrease in debt in connection with transfer of property in settlement of debt	$146,500	$16,304	$—
Increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$9,470	$4,040	$1,438
Distributions payable	$29,080	$28,698	$35,038
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$5,194	$—	$—
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$7,121	$3,955	$1,315

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2013, our properties included the following:

•	183 operating office properties totaling 17.4 million square feet;

•	10 office properties under, or contractually committed for, construction or approved for redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,708 acres (including 56 acres controlled but not owned) that we believe are potentially developable into approximately 20.0 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

COPLP owns real estate both directly and through subsidiary partnerships and limited liability companies (“LLCs”).  In addition to owning real estate, COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties. Some of these services are performed by a taxable REIT subsidiary (“TRS”).

Interests in COPLP are in the form of common and preferred units. As of December 31, 2013, COPT owned 95.6% of the outstanding COPLP common units (“common units”) and 96.4% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Three of COPT’s trustees controlled, either directly or through ownership by other entities or family members, 3.4% of COPLP’s common units as of December 31, 2013.
Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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
Notes to Consolidated Financial Statements (Continued)

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

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity, including the following:

•	amounts associated with our mortgage and other investing receivables were reclassified to a separate line reported on our consolidated balance sheets; and

•
amounts on our consolidated statements of operations were reclassified in conjunction with the transfer of properties to, and from, discontinued operations during 2013. We provide disclosure regarding our discontinued operations in Note 20.

Out of Period Adjustment

During the second quarter of 2013, we identified an error related to the estimated fair value of a redeemable noncontrolling interest in a real estate joint venture. Changes in such fair value are reported as changes in equity with no impact to net income or comprehensive income. The error resulted in an understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet and an overstatement of the line entitled “additional paid-in capital” in the equity section of our consolidation balance sheet of $3.7 million as of December 31, 2012. We have determined that this adjustment was not material to our financial statements for 2012 or 2013. Accordingly, this change is reported as an out-of-period adjustment in the year ended December 31, 2013.
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
Notes to Consolidated Financial Statements (Continued)

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
We assess each of our operating properties for impairment quarterly using cash flow projections and estimated fair values that we derive for each of the properties.  We update the leasing and other assumptions used in these projections regularly, paying particular attention to properties that have experienced chronic vacancy or face significant market challenges.  We review our plans and intentions for our development projects and land parcels quarterly.  If our analyses indicate that the carrying values

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of operating properties, properties in development or land held for future development may be impaired, we perform a recovery analysis for such properties.  For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a ten-year holding period.  If we believe there is a significant possibility that we might dispose of the assets earlier, we analyze recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods.  If the recovery analysis indicates that the carrying value of a tested property is not recoverable from estimated future cash flows, it is written down to its estimated fair value and an impairment loss is recognized.  If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans. Changes in holding periods may require us to recognize significant impairment losses.

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider items such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these items are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

When we determine that a property is held for sale, we discontinue the recording of depreciation expense on the property and estimate the fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net book value of the property, we recognize an impairment loss equal to the difference and reduce the net book value of the property.
When we dispose of an operating property and determine that we have no significant continuing involvement in such property, or determine that an operating property is held for sale, we classify the results of operations for such property as discontinued operations and classify the assets as held for sale. Interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations.

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
Investments in Marketable Securities

We classify marketable securities as trading securities when we have the intent to sell such securities in the near term, and classify other marketable securities as available-for-sale securities. We determine the appropriate classification of investments in marketable securities at the acquisition date and re-evaluate the classification at each balance sheet date. We report investments in marketable securities classified as trading securities at fair value, with unrealized gains and losses recognized through earnings; on our statements of cash flows, we classify cash flows from these securities as operating activities. We report investments in marketable securities classified as available-for-sale securities at fair value, with net unrealized gains or losses deferred to accumulated other comprehensive income (loss) (“AOCI”) and realized gains and losses resulting from sales of such investments recognized through earnings; on our statements of cash flows, we classify cash flows from interest and dividends earned on these securities as operating activities and cash flows from purchases, sales and maturities of these securities as investing activities.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Noncontrolling Interests

COPT’s consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT (discussed further in Note 15) and consolidated real estate joint ventures (discussed further in Note 6). COPLP’s consolidated noncontrolling interests are comprised primarily of interests in our consolidated real estate joint ventures. Also included in COPLP’s consolidated noncontrolling interests are interests in several real estate entities owned directly by COPT, or a wholly owned subsidiary of COPT, that generally do not exceed 1%. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. For noncontrolling interests that are currently redeemable for cash at the option of the holders of such interests or deemed probable to eventually become redeemable, we classify such interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and future contributions and distributions), with a corresponding offset to additional paid-in capital on COPT’s consolidated balance sheets or common units on COPLP’s balance sheet, and only recognize reductions in such interests to the extent of their carrying amount. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities’ income or losses not attributable to us.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

We recognize minimum rents, net of abatements, on a straight-line basis over the term of tenant leases. The term of a lease generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; and (4) possesses bargain renewal options for such periods. We report the amount by which our minimum rental revenue recognized on a straight-line basis under leases exceeds the contractual rent billings associated with such leases as deferred rent receivable on our consolidated balance sheets. Amounts by which our minimum rental revenue recognized on a straight-line basis under leases are less than the contractual rent billings associated with such leases are included in deferred revenue associated with operating leases on our consolidated balance sheets.
In connection with a tenant’s entry into, or modification of, a lease, if we make cash payments to, or on behalf of, the tenant for purposes other than funding the construction of landlord assets, we defer the amount of such payments as lease incentives. As discussed above, when we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets; if the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset. We amortize lease incentives as a reduction of rental revenue over the term of the lease.
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

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt. We recognize all derivatives as assets or liabilities in the balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to AOCI and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date. We made an accounting policy election to use an exception provided for in the applicable accounting guidance with respect to measuring counterparty credit risk for derivative instruments; this election enables us to measure the fair value of groups of assets and

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

liabilities associated with derivative instruments consistently with how market participants would price the net risk exposure as of the measurement date.

Please refer to Note 12 for additional information pertaining to interest rate derivatives.

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

Share-Based Compensation
We issued two forms of share-based compensation: restricted COPT common shares (“restricted shares”) and COPT performance share units (“PSUs”). We also issued options to purchase COPT common shares (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

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

We compute the fair value of options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of COPT common shares . Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

We compute the fair value of PSUs using a Monte Carlo model. Under that model, the baseline common share value is based on the market value on the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of COPT’s common shares.

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
Notes to Consolidated Financial Statements (Continued)

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

Recurring Fair Value Measurements

The assets held in connection with a non-qualified elective deferred compensation plan held by COPT (comprised primarily of mutual funds and equity securities) and the corresponding liability to the participants are measured at fair value on a recurring basis on COPT’s consolidated balance sheet using quoted market prices, as are other marketable securities that we hold. The deferred compensation plan assets and other marketable securities are included in the line entitled restricted cash and marketable securities on COPT’s consolidated balance sheets. The offsetting liability associated with the deferred compensation plan is adjusted to fair value at the end of each accounting period based on the fair value of the plan assets and reported in other liabilities on COPT’s consolidated balance sheets. The assets of the non-qualified elective deferred compensation plan and other marketable securities that we hold are classified in Level 1 of the fair value hierarchy. The liability associated with the deferred compensation plan is classified in Level 2 of the fair value hierarchy.

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of December 31, 2013 and 2012, we owned warrants to purchase 50,000 common shares in The KEYW Holding Corporation (“KEYW”) at an exercise price of $9.25 per share. KEYW is an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We compute the fair value of these warrants using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date. The expected life is based on the period of time until the expiration of the warrants. Expected volatility is based on an average of the historical volatility of companies in KEYW’s industry that we deem to be comparable. Expected dividend yield is based on the dividend yield on KEYW’s common shares as of the date of valuation. The warrants are classified in Level 2 of the fair value hierarchy.

In addition to the warrants in KEYW described above, we also owned 1.9 million shares, or approximately 7%, of KEYW’s common stock as of December 31, 2011. We sold all of these shares in 2012 for $14.0 million. We recognized revenue from a lease with KEYW in one of our properties of $2.4 million in 2012 and $780,000 in 2011.

As discussed further in Note 6, our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interest based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partner from the properties underlying the joint venture. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures. In determining the fair value of our partner’s interest, we used a discount rate of 15.5% as of December 31, 2013 and 15.6% as of December 31, 2012. The discount rates factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 9, we estimated the fair values of our mortgage and other investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 11, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 9 for mortgage loans receivable, Note 11 for debt and Note 12 for interest rate derivatives.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2013:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$7,090	$—	$—	$7,090
Common stocks	176	—	—	176
Other	201	—	—	201
Common stock (1)	298	—	—	298
Interest rate derivatives (2)	—	6,594	—	6,594
Warrants to purchase common stock in KEYW (2)	—	301	—	301
Total Assets	$7,765	$6,895	$—	$14,660
Liabilities:
Deferred compensation plan liability (3)	$—	$7,467	$—	$7,467
Interest rate derivatives	—	3,309	—	3,309
Total Liabilities	$—	$10,776	$—	$10,776
Redeemable noncontrolling interest	$—	$—	$17,758	$17,758

December 31, 2012:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$6,275	$—	$—	$6,275
Common stocks	298	—	—	298
Other	203	—	—	203
Common stock (1)	809	—	—	809
Warrants to purchase common stock in KEYW (2)	—	294	—	294
Total Assets	$7,585	$294	$—	$7,879
Liabilities:
Deferred compensation plan liability (3)	$—	$6,776	$—	$6,776
Interest rate derivatives	—	6,185	—	6,185
Total Liabilities	$—	$12,961	$—	$12,961
Redeemable noncontrolling interest	$—	$—	$10,298	$10,298

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2013:
Assets:
Common stock (1)	$298	$—	$—	$298
Interest rate derivatives (2)	—	6,594	—	6,594
Warrants to purchase common stock in KEYW (2)	—	301	—	301
Total Assets	$298	$6,895	$—	$7,193
Liabilities:
Interest rate derivatives	$—	$3,309	$—	$3,309
Redeemable noncontrolling interest	$—	$—	$17,758	$17,758

December 31, 2012:
Assets:
Common stock (1)	$809	$—	$—	$809
Warrants to purchase common stock in KEYW (2)	—	294	—	294
Total Assets	$809	$294	$—	$1,103
Liabilities:
Interest rate derivatives	$—	$6,185	$—	$6,185
Redeemable noncontrolling interest	$—	$—	$10,298	$10,298

(1) Included in the line entitled “restricted cash and marketable securities” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

2013 Impairment Losses

We recognized impairment losses in 2013 in connection with the following:

•
for certain of our operating properties that served as collateral for a non recourse loan, we expected that the cash flows to be generated by the properties would be insufficient to fund debt service requirements on the loan. While we sought to negotiate various alternatives with the lender, on December 23, 2013, we conveyed the properties to the lender to extinguish the loan. We recognized non-cash impairment losses of $11.0 million (all classified as discontinued operations and including $560,000 in exit costs) on these properties in 2013 resulting primarily from the carrying amount of certain of these properties located in Colorado Springs, Colorado (“Colorado Springs”) exceeding their fair value;

•
$15.2 million (all classified as discontinued operations and including $419,000 in exit costs) in connection with properties and land no longer aligned with our strategy that we sold, mostly in Colorado Springs; and

•
$5.9 million on two properties in the Greater Baltimore region that Management concluded no longer met our strategic investment criteria. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties would not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of December 31, 2013
	Quoted Prices in		Significant		Impairment
	Active Markets for	Significant Other	Unobservable		Losses
	Identical Assets	Observable Inputs	Inputs		Recognized in
Description	(Level 1)	(Level 2)	(Level 3)	Total	2013 (1)
Assets
Properties, net	$—	$—	$4,459	$4,459	$31,068

(1) Represents aggregate impairment losses on non recurring fair value measurements resulting in impairment losses, excluding exit costs incurred of $979,000.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of December 31, 2013 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$4,459	Discount rate	10.0% (1)
		Terminal capitalization rate	9.5% (1)
		Market rent growth rate	3.0% (1)
		Expense growth rate	3.0% (1)

(1) Only one value applied for this unobservable input.

2012 Impairment Losses

We recognized impairment losses in 2012 in connection with the following:

•
our office properties and developable land in Greater Philadelphia, Pennsylvania. Our Board of Trustees approved a plan by Management to shorten the holding period for these properties because they no longer met our strategic investment criteria. We determined that the carrying amounts of these properties would not likely be recovered from the cash flows from the operations and sales of such properties over the likely remaining holding period. Accordingly, we recognized aggregate non-cash impairment losses of $46.1 million in 2012 for the amounts by which the carrying values of the properties exceeded their respective estimated fair values. These losses contemplated our expectation that we would incur future cash expenditures of approximately $25.0 million to complete the redevelopment of certain of these properties;

•
properties sold, or identified for sale, that are no longer aligned with our strategy of $19.0 million ($23.2 million classified as discontinued operations and including $4.2 million in exit costs), including $6.9 million pertaining to certain properties in Colorado Springs classified as held for sale at December 31, 2012, and approximately $5.1 million related to our disposition of an additional property from which the cash flows were not sufficient to recover its carrying value; and

•	construction costs incurred on a property held for future development of $1.9 million.

The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of December 31, 2012
	Quoted Prices in		Significant		Impairment
	Active Markets for	Significant Other	Unobservable		Losses
	Identical Assets	Observable Inputs	Inputs		Recognized in
Description	(Level 1)	(Level 2)	(Level 3)	Total	2012 (1)
Assets (2):
Properties, net	$—	$—	$173,949	$173,949	$62,702

(1) Represents aggregate impairment losses on non recurring fair value measurements resulting in impairment losses, excluding exit costs incurred of $4.2 million.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of December 31, 2012 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Discounted cash flow	$166,650	Discount rate	10.0% to 11.0% (10.3%)
		Terminal capitalization rate	8.7% to 10.0% (8.9%)
		Market rent growth rate	3.0% (1)
		Expense growth rate	3.0% (1)
Yield Analysis	$2,356	Yield	12% (1)
		Market rent rate	$8.50 per square foot (1)
		Leasing costs	$20.00 per square foot (1)
(1) Only one value applied for this unobservable input.

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

	For the Years Ended December 31,
	2013	2012	2011
United States Government	18%	18%	17%
Northrop Grumman Corporation (1)	8%	7%	8%
Booz Allen Hamilton, Inc.	6%	6%	6%
Computer Sciences Corporation (1)	5%	5%	N/A
Five largest tenants	41%	39%	38%

(1) Includes affiliated organizations and agencies and predecessor companies.

Our rental revenue from the United States Government was earned primarily from properties in the Baltimore/Washington Corridor, San Antonio, Texas (“San Antonio”), St. Mary’s & King George Counties and Colorado Springs regions. We also derived in excess of 90% of our construction contract revenue from the United States Government in each of the years set forth on the consolidated statements of operations.

In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 18. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Washington, DC - Capitol Riverfront, St. Mary’s & King George Counties and Greater Baltimore, Maryland (“Greater Baltimore”), are within close proximity to each other, and all but three of our regions with real estate operations (San Antonio, Huntsville, Alabama (“Huntsville”) and Colorado Springs) are located in the Mid-Atlantic region of the United States.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.    Properties, net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$430,472	$427,766
Buildings and improvements	2,869,870	2,725,875
Less: accumulated depreciation	(597,649)	(555,975)
Operating properties, net	$2,702,693	$2,597,666

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$245,676	$236,324
Construction in progress, excluding land	265,932	329,054
Projects in development or held for future development	$511,608	$565,378

2013 Dispositions

 In April 2011, we completed a review of our portfolio and identified a number of properties that are no longer closely aligned with our strategy, and our Board of Trustees approved a plan by Management to dispose of some of these properties (the “Strategic Reallocation Plan”). In December 2011, we identified additional properties for disposal, and our Board of Trustees approved a plan by management to increase the scope of the Strategic Reallocation Plan to include the disposition of additional properties.  We completed dispositions of the following properties in 2013 primarily in connection with the Strategic Reallocation Plan (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
920 Elkridge Landing Road	Linthicum, MD	6/25/2013	1	103,000	$6,900	$—
4230 Forbes Boulevard	Lanham, MD	12/11/2013	1	56,000	5,600	1,507
December 2013 Colorado Springs Portfolio Disposition	Colorado Springs, CO	12/12/2013	15	1,165,000	133,925	1,164
December 2013 Portfolio Conveyance	Colorado Springs, CO and Linthicum, MD	12/23/2013	14	1,021,000	146,876	—
			31	2,345,000	$293,301	$2,671

Each of the above dispositions represents property sales except for the December 2013 Portfolio Conveyance, the disposition of which was completed in connection with a debt extinguishment, as described further below. We also had a disposition of a non-operating property in 2013 for an aggregate transaction value of $3.5 million. In addition to the gains on dispositions reflected above, we also recognized impairment losses on certain of these sales that are disclosed in Note 3.

On December 23, 2013, the mortgage lender on a $146.5 million nonrecourse mortgage loan that was secured by the December 2013 Portfolio Conveyance accepted a deed in lieu of foreclosure on the properties. As a result, we transferred title to the properties to the mortgage lender and we were relieved of the debt obligation plus accrued interest. As of the transfer date, the property had an estimated fair value of $74 million. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $67.8 million, representing the difference between the mortgage loan and interest payable extinguished over the carrying value of the property transferred as of the transfer date (which included the effect of previous impairment losses) and related closing costs.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2013 Construction Activities

During 2013, we placed into service an aggregate of 812,000 square feet in eight newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville. As of December 31, 2013, we had seven office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.0 million square feet upon completion, including three in Northern Virginia, two in the Baltimore/Washington Corridor, one in Huntsville and one in San Antonio. We also had redevelopment underway, or otherwise approved, for three office properties that we estimate will total 376,000 square feet upon completion, including two in Greater Philadelphia and one in the Baltimore/Washington Corridor.

2012 Dispositions

We completed dispositions of the following properties in 2012 primarily in connection with the Strategic Reallocation Plan (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
White Marsh Portfolio Disposition	White Marsh, MD	1/30/2012	5	163,000	$19,100	$2,445
1101 Sentry Gateway	San Antonio, TX	1/31/2012	1	95,000	13,500	1,739
222 and 224 Schilling Circle	Hunt Valley, MD	2/10/2012	2	56,000	4,400	102
15 and 45 West Gude Drive	Rockville, MD	5/2/2012	2	231,000	49,107	—
11800 Tech Road	Silver Spring, MD	6/14/2012	1	240,000	21,300	—
400 Professional Drive	Gaithersburg, MD	7/2/2012	1	130,000	16,198	—
July 2012 Portfolio Disposition	Baltimore/Washington Corridor and Greater Baltimore	7/24/2012	23	1,387,000	161,901	16,900
			35	2,302,000	$285,506	$21,186

Each of the above dispositions represents property sales except for 400 Professional Drive, the disposition of which was completed in connection with a debt extinguishment, as described further below. We also had dispositions of non-operating properties in 2012 for aggregate transaction values totaling $28.1 million. In addition to the gains on dispositions reflected above, we also recognized impairment losses on certain of these sales that are disclosed in Note 3.

On July 2, 2012, the mortgage lender on a $15 million nonrecourse mortgage loan that was secured by our 400 Professional Drive property accepted a deed in lieu of foreclosure on the property. As a result, we transferred title to the property to the mortgage lender and we were relieved of the debt obligation plus accrued interest. As of the transfer date, the property had an estimated fair value of $11 million. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $3.7 million, representing the difference between the mortgage loan and interest payable extinguished over the carrying value of the property transferred as of the transfer date (which included the effect of previous impairment losses) and related closing costs.

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
Notes to Consolidated Financial Statements (Continued)

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

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2013 (dollars in thousands):

		Nominal
		Ownership		December 31, 2013		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	12/31/2013	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates three buildings and developing others (2)	$132,170	$67,487	$39,845
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	60,919	48,705	41,009
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (4)	6,436	—	—
				$199,525	$116,192	$80,854
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).
(4) This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million) that we expect will be reimbursed by the City of Huntsville; as of December 31, 2013, we had advanced $44.1 million to the City to fund such costs (included in mortgage and other investing receivables on our consolidated balance sheets, and including accrued interest thereon).  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. Disclosure regarding activity for this redeemable noncontrolling interest is included in Note

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040.

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

The ventures discussed above include only ones in which parties other than COPLP and COPT own interests. During the periods included herein, we also owned investments in the following consolidated real estate joint ventures:

•
Arundel Preserve #5, LLC, a joint venture owning property in Hanover Maryland (in the Baltimore/Washington Corridor) and in which we had a 50% nominal ownership interest. On September 17, 2013, we acquired our partner’s noncontrolling interest, along with incremental additional land value in the venture, in exchange for 221,501 common units in COPLP valued at $5.2 million; and

•
MOR Forbes 2 LLC, a joint venture owning property in Lanham, Maryland (in the Baltimore/Washington Corridor) and in which we had a 50% nominal ownership interest. On December 11, 2013, the joint venture sold the property, after which the proceeds were distributed to the partners and there was substantially no remaining business operations or property.

We consolidate the real estate joint ventures described above because we have: (1) the power to direct the matters that most significantly impact the activities of the joint ventures, including development, leasing and management of the properties constructed by the VIEs; and (2) the right to receive returns on our fundings and, in many cases, the obligation to fund the activities of the ventures to the extent that third-party financing is not obtained, both of which could be potentially significant to the VIEs.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 23.

Unconsolidated Real Estate Joint Venture

During the periods included herein, we had a 20% ownership interest in an unconsolidated real estate joint venture that operated 16 operating properties, and in which we had a negative investment balance of $6.4 million as of December 31, 2012. We historically accounted for the investment in the joint venture using the equity method of accounting primarily because: (1) we shared with our partner the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) our partner had the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment. We deferred gain in a prior period on our initial contribution of property to the joint venture due to certain guarantees described in Note 23, and we subsequently recognized losses in excess of our investment due to such guarantees and our intent to support the joint venture. During the fourth quarter of 2012, the holder of the mortgage debt notified us of the debt’s default, initiated foreclosure proceedings and terminated responsibility that we carried for management of the properties; accordingly, we discontinued recognition of losses on this investment under the equity method effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.  The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4.5 million as of December 31, 2012 due to our deferral of gain on the contribution by us of real estate into the joint venture upon its formation and our discontinuance of loss recognition under the equity method effective October 2012.

On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of December 31, 2013; however, the joint venture no longer holds any property or other assets and has ceased all business operations. We continue to be subject to standard nonrecourse loan guarantees relating to this joint venture that are described further in Note 23; however, we assessed the nature of these guarantees and determined that the likelihood of us incurring any liability from these guarantees was remote. Therefore, we recognized a gain on the substantive disposition of our investment in the joint venture in 2013 of $6.3 million, which is included in the line entitled “gain on sales of real estate, net of income taxes” on our consolidated statements of operations.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under the terms of the agreements governing the joint venture, net cash flows were to be distributed to the partners in proportion to their respective ownership interests. We did not recognize fees from the joint venture for property management, construction and leasing services we provided in 2012 and 2011.

The following table sets forth condensed balance sheets for this unconsolidated real estate joint venture as of December 31, 2012 (in thousands):

December 31,
2012
Properties, net	$58,460
Other assets	4,376
Total assets	$62,836

Liabilities (primarily debt)	$72,693
Owners’ equity	(9,857)
Total liabilities and owners’ equity	$62,836

The following table sets forth condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$6,519	$7,316	$7,577
Property operating expenses	(2,818)	(2,829)	(3,673)
Interest expense	(10,463)	(7,672)	(3,913)
Depreciation and amortization expense	(2,067)	(2,283)	(2,463)
Gain on early extinguishment of debt	23,013	—	—
Net income (loss)	$14,184	$(5,468)	$(2,472)

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$125,504	$93,885	$31,619	$134,964	$93,362	$41,602
Tenant relationship value	44,414	25,962	18,452	46,828	23,346	23,482
Below-market cost arrangements	12,416	5,136	7,280	12,416	4,100	8,316
Above-market leases	8,925	7,970	955	8,925	7,432	1,493
Market concentration premium	1,333	381	952	1,333	347	986
	$192,592	$133,334	$59,258	$204,466	$128,587	$75,879

Amortization of the intangible asset categories set forth above totaled: $16.2 million in 2013; $21.4 million in 2012; and $28.3 million in 2011. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: seven years; below-market cost arrangements: 29 years; above-market leases: three years; and market concentration premium: 29 years. The approximate weighted average amortization period for all of the categories combined is 10 years. Estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $12.2 million for 2014; $9.9 million for 2015; $8.9 million for 2016; $6.7 million for 2017; and $4.2 million for 2018.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.    Deferred Leasing and Financing Costs
Deferred leasing and financing costs, net consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred leasing costs	$110,711	$97,852
Deferred financing costs	36,390	30,520
Accumulated amortization	(80,834)	(68,420)
Deferred leasing and financing costs, net	$66,267	$59,952
9.     Mortgage and Other Investing Receivables

Mortgage and other investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2013	2012
Notes receivable from City of Huntsville	$44,055	$35,654
Mortgage loans receivable	9,608	144
	$53,663	$35,798

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6).  As of December 31, 2013, our mortgage loans receivable reflected above consisted of one loan secured by a property in Greater Baltimore. We did not have an allowance for credit losses in connection with our mortgage and other investing receivables as of December 31, 2013 or December 31, 2012.  The fair value of these receivables approximated their carrying amounts as of December 31, 2013 and December 31, 2012.

10.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$19,308	$19,270
Lease incentives	8,435	5,578
Interest rate derivatives	6,594	—
Furniture, fixtures and equipment, net	6,556	7,991
Deferred tax asset, net (1)	4,305	6,612
Construction contract costs incurred in excess of billings	2,462	—
Other equity method investments	2,258	2,425
Other assets	4,268	2,183
Prepaid expenses and other assets	$54,186	$44,059

(1) See Note 19 for further disclosure.

Other assets, as reported above, include operating notes receivable due from tenants with terms exceeding one year totaling $1.7 million as of December 31, 2013 and $271,000 as of December 31, 2012; we carried allowances for estimated losses for $87,000 of the December 31, 2013 balance and most of the December 31, 2012 balance.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.    Debt

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	December 31, 2013	December 31, 2013	December 31, 2012	Stated Interest Rates at	as of
				December 31, 2013	December 31, 2013
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	(2)	$675,060	$948,414	3.96% - 7.87% (3)	2014-2024
Variable rate secured loan		37,691	38,475	LIBOR + 2.25% (4)	November 2015
Other construction loan facilities		—	29,557	N/A	N/A
Total mortgage and other secured loans		712,751	1,016,446
Revolving Credit Facility (5)	$800,000	—	—	LIBOR + 0.975% to 1.75%	July 2017
Term Loan Facilities (5)	(6)	620,000	770,000	LIBOR + 1.10% to 2.60% (7)	2015-2019
Unsecured Senior Notes (5)
3.600% Senior Notes		347,244	—	3.60%	May 2023
5.250% Senior Notes		245,445	—	5.25%	February 2024
Unsecured notes payable		1,700	1,788	0% (8)	2026
4.25% Exchangeable Senior Notes (5)		563	230,934	4.25%	April 2030
Total debt		$1,927,703	$2,019,168

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $69,000 at December 31, 2013 and $1.3 million at December 31, 2012.

(2)	Includes $13.9 million balance on construction loans with maximum available borrowings of $26.2 million.

(3)	The weighted average interest rate on these loans was 6.14% at December 31, 2013.

(4)	The interest rate on the loan outstanding was 2.42% at December 31, 2013.

(5)	Refer to the paragraphs below for further disclosure.

(6)
As discussed below, we have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 1.79% at December 31, 2013.

(8)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $761,000 at December 31, 2013 and $873,000 at December 31, 2012.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2013, we were within the compliance requirements of these financial covenants.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

2014	$89,483
2015	395,969	(1)
2016	279,339
2017	405,615	(2)
2018	1,374
Thereafter	763,938
Total	$1,935,718	(3)
(1) Includes $250.0 million that may be extended for two one-year periods at our option, subject to certain conditions.
(2) Includes $250.0 million that may be extended for one year at our option, subject to certain conditions.
(3) Represents scheduled principal amortization and maturities only and therefore excludes net discounts of $8.0 million.

We capitalized interest costs of $8.8 million in 2013, $13.9 million in 2012 and $17.4 million in 2011.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$592,689	$575,374	$—	$—
4.25% Exchangeable Senior Notes	563	575	230,934	240,282
Other fixed-rate debt	676,760	650,997	950,202	968,180
Variable-rate debt	657,691	657,527	838,032	845,558
	$1,927,703	$1,884,473	$2,019,168	$2,054,020

Revolving Credit Facility

In 2011, we entered into a credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as join lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents. We subsequently amended the Revolving Credit Facility on July 16, 2013. The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The facility matures on July 1, 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability under the facility. The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 0.975% to 1.750%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.350%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2013, the maximum borrowing capacity under this facility totaled $800.0 million, of which $784.6 million was available.

Weighted average borrowings under our Revolving Credit Facilities totaled $55.5 million in 2013 and $276.5 million in 2012. The weighted average interest rate on our Revolving Credit Facilities was 1.74% in 2013 and 2.27% in 2012.

Term Loan Facilities

Effective September 1, 2011, we entered into an unsecured term loan agreement with the same group of lenders as the Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement and subject to the approval of the lenders. In 2013, we amended this term loan and terminated all but $250.0 million of the loan balance. The term loan matures on September 1, 2015, and may be extended by two one-year periods at our option, provided that there is no default and we pay an extension fee of 0.15% of the

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

total availability of the agreement. The variable interest rate on the term loan is based on LIBOR rate (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

Effective February 14, 2012, we entered into an unsecured term loan agreement with a group of lenders for which J.P. Morgan Securities LLC and KeyBank Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent.  We borrowed $250.0 million under the term loan.  In 2013, we amended this term loan. The term loan matures on February 14, 2017, and may be extended by one year at our option, provided that there is no default and we pay an extension fee of 0.15% of the total availability of the agreement.  The variable interest rate on the loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

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

Unsecured Senior Notes

In 2013, we issued the following senior notes:

•
a $350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value on May 6, 2013, resulting in proceeds, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, of $347.1 million. The notes mature on May 15, 2023. The carrying value of these notes reflects an unamortized discount totaling $2.8 million at December 31, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%; and

•
a $250.0 million aggregate principal amount of 5.250% Senior Notes at an initial offering price of 98.783% of their face value on September 16, 2013, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $245.3 million. The notes mature on February 15, 2024. The carrying value of these notes reflects an unamortized discount totaling $4.6 million at December 31, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

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

Exchangeable Senior Notes

In 2010, COPLP issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  In 2013, we repaid $239.4 million principal amount of these notes and recognized a $25.9 million loss on early extinguishment of debt. The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $12,000 as of December 31, 2013 and a principal amount of $240.0 million and an unamortized discount totaling $9.1 million as of December 31, 2012.  Interest on the notes is payable on April 15 and October 15 of each year.  These notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2013 and is equivalent to an exchange price of $47.96 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, COPLP may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15,

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  The notes are general unsecured senior obligations of COPLP and rank equally in right of payment with all other senior unsecured indebtedness of COPLP and are guaranteed by COPT. The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of COPT’s common shares at December 31, 2013 and 2012 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Interest expense at stated interest rate	$4,208	$10,200	$10,200
Interest expense associated with amortization of discount	1,615	3,651	3,437
Total	$5,823	$13,851	$13,637

Until September 15, 2011, COPLP had $162.5 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2026. These notes had an exchange settlement feature that provided that the notes were, under certain circumstances, exchangeable for cash (up to the principal amount of the notes) and, with respect to any excess exchange value, were exchangeable into (at our option) cash, our common shares or a combination of cash and our common shares. On September 15, 2011, we repurchased these notes at 100% of the principal amount of $162.5 million after the holders of such notes surrendered them for repurchase pursuant to the terms of the notes and the related Indenture. The effective interest rate under the notes, including amortization of the issuance costs, was 5.97%. Because the closing price of COPT’s common shares at December 31, 2011 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount. The table below sets forth interest expense recognized on these notes for 2011:

Interest expense at stated interest rate	$4,013
Interest expense associated with amortization of discount	2,617
Total	$6,630

12.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2013	2012
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(279)	$(594)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(277)	(591)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(861)	(1,313)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(861)	(1,313)
37,691	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(832)	(1,268)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(94)	(263)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(105)	(272)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	3,377	(154)
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	3,217	(417)
						$3,285	$(6,185)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

	December 31, 2013		December 31, 2012
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$6,594	Prepaid expenses and other assets	$—
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,309)	Interest rate derivatives	(6,185)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Amount of gains (losses) recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$6,791	$(7,676)	$(31,531)
Amount of losses reclassified from AOCI into interest expense (effective portion)	(2,740)	(3,697)	(4,601)
Amount of loss reclassified from AOCI to loss on interest rate derivatives upon discontinuing hedge accounting	—	—	28,430
Amount of loss on interest rate derivatives recognized subsequent to such derivatives no longer being designated as hedges	—	—	1,375

Over the next 12 months, we estimate that approximately $2.7 million will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2013, the fair value of interest rate derivatives in a liability position related to these agreements was $3.3 million, excluding the effects of accrued interest. As of December 31, 2013, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.6 million.

13.    Redeemable Noncontrolling Interest

The table below sets forth activity in a redeemable noncontrolling interest in a consolidated real estate joint venture described in Note 6 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Beginning balance	$10,298	$8,908	$9,000
Distribution to noncontrolling interest	(1,037)	—	—
Net income (loss) attributable to noncontrolling interest	1,376	(2,565)	(1,407)
Adjustment to arrive at fair value of interest	7,121	3,955	1,315
Ending balance	$17,758	$10,298	$8,908

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2013, COPT had 25.0 million preferred shares authorized at $0.01 par value. The table below sets forth additional information pertaining to COPT’s outstanding preferred shares (dollars in thousands, except per share data):

Series	# of Shares Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Dividend Yield	Annual Dividend Per Share	Earliest Redemption Date
Series H	2,000,000	$50,000	December 2003	7.500%	$1.87500	12/18/2008
Series K	531,667	26,583	January 2007	5.600%	$2.80000	1/9/2017
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	9,431,667	$249,083

Each series of preferred shares is nonvoting and redeemable for cash in the amount of its liquidation preference at COPT’s option on or after the earliest redemption date. The Series K Cumulative Redeemable Preferred Shares are also convertible, subject to certain conditions, into common shares on the basis of 0.8163 common shares for each preferred share. Holders of all preferred shares are entitled to cumulative dividends, payable quarterly (as and if declared by the Board of Trustees). In the case of each series of preferred shares, there is a series of COPLP preferred units owned by COPT that carries substantially the same terms.

On June 27, 2012, COPT completed the public offering of 6.9 million Series L Cumulative Preferred Shares of beneficial interest (“Series L Preferred Shares”) at a price of $25.00 per share for net proceeds of $165.7 million after underwriting discounts but before offering expenses. COPT contributed the net proceeds from the sale to COPLP in exchange for 6.9 million Series L Preferred Units. The Series L Preferred Units carry terms that are substantially the same as the Series L Preferred Shares.

During 2012 and 2013, COPT redeemed all of the outstanding shares of its following series of preferred shares:

•
the 8% Series G Preferred Shares on August 6, 2012 at a price of $25.00 per share, or $55.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs at the time of the redemption.

•
the 7.625% Series J Preferred Shares on April 22, 2013 at a price of $25.00 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $2.9 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs incurred at the time of the redemption.

Common Shares

During 2012 and 2013, COPT completed the following public offerings of common shares:

•	8.6 million common shares in October 2012 at a public offering price of $24.75 per share for net proceeds of $204.9 million after underwriter discounts but before offering expenses; and

•	4.485 million common shares in March 2013 at a public offering price of $26.34 per share for net proceeds of $118.1 million after underwriter discounts but before offering expenses.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

In October 2012, COPT established an at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million. On July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share under the ATM program; net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The proceeds from these shares were contributed to COPLP in exchange for an equal number of common units in COPLP. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $110.9 million in stock sales.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 311,343 in 2013 and 234,246 in 2012.

COPT declared dividends per common share of $1.10 in 2013, $1.10 in 2012 and $1.65 in 2011.

See Note 16 for disclosure of common share activity pertaining to our share-based compensation plans.

15.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

The table below sets forth information pertaining to preferred units in COPLP held by COPT at December 31, 2013 (dollars in thousands, except per unit data):

Series	# of Units Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Distribution Yield	Annual Distribution Per Unit	Earliest Redemption Date
Series H	2,000,000	$50,000	December 2003	7.500%	$1.87500	12/18/2008
Series K	531,667	26,583	January 2007	5.600%	$2.80000	1/9/2017
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	9,431,667	$249,083

In the case of each series of preferred units, COPT had preferred shares that carry substantially the same terms. Each series of preferred units are redeemable for cash in the amount of its liquidation preference at our option on or after the earliest redemption date. The Series K Preferred Units are also convertible, subject to certain conditions, into common units on the basis of 0.8163 common units for each preferred unit. COPT, as holder of these preferred units, is entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees).

On June 27, 2012, in connection with COPT’s public offering of 6.9 million Series L Preferred Shares at a price of $25.00 per share for net proceeds of $165.7 million after underwriting discounts but before offering expenses, COPT contributed the net proceeds from the sale to COPLP in exchange for 6.9 million Series L Preferred Units. The Series L Preferred Units carry terms that are substantially the same as the Series L Preferred Shares.

In 2012 and 2013, COPLP redeemed all of the outstanding units of its following series of preferred units held by COPT:

•
the 8% Series G Preferred Units on August 6, 2012 at a price of $25.00 per unit, or $55.0 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption.

•
the 7.625% Series J Preferred Units on April 22, 2013 at a price of $25.00 per unit, or $84.8 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $2.9 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption.

Limited Partner Preferred Units

COPLP has 352,000 Series I Preferred Units issued to an unrelated party that have an aggregate liquidation preference of $8.8 million ($25.00 per unit), plus any accrued and unpaid distributions of return thereon (as described below), and may be redeemed for cash by COPLP at COPLP’s option any time after September 22, 2019. The owner of these units is entitled to a priority annual cumulative return equal to 7.5% of their liquidation preference through September 22, 2019; the annual cumulative preferred return increases for each subsequent five-year period, subject to certain maximum limits. These units are convertible into common units on the basis of 0.5 common units for each Series I Preferred Unit; the resulting common units would then be exchangeable for COPT common shares in accordance with the terms of COPLP’s agreement of limited partnership.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Common Units

COPT owned 95.6% of COPLP’s common units as of December 31, 2013 and 95.2% as of December 31, 2012. Three of COPT’s trustees also controlled, either directly or through ownership by other entities or family members, an additional 3.4% of COPLP’s common units as of December 31, 2013.

During 2012 and 2013, COPT acquired additional common units through the following public offerings of common shares:

•
8.6 million common shares in October 2012 at a public offering price of $24.75 per share for net proceeds of $204.9 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP; and

•
4.485 million common shares in March 2013 at a public offering price of $26.34 per share for net proceeds of $118.1 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP.

On July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share, representing its first issuance under the ATM program. Net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents. The common shares were contributed to COPLP in exchange for 1.5 million common units.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 311,343 in 2013 and 234,246 in 2012.

We declared distributions per common unit of $1.10 in 2013, $1.10 in 2012 and $1.65 in 2011.

16.    Share-Based Compensation and Employee Benefit Plans

Share-Based Compensation Plans

In May 2010, COPT adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5,900,000 common shares in COPT to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

In March 1998, COPT adopted a long-term incentive plan for our Trustees and employees. This plan, which expired in March 2008, provided for the award of options, restricted shares and dividend equivalents.

Grants of restricted shares and options under these plans to nonemployee Trustees generally vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. Restricted shares and options granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us. Options expire ten years after the date of grant. Shares for each of the share-based compensation plans are issued under registration statements on Form S-8 that became effective upon filing with the Securities and Exchange Commission. In connection with awards of common shares granted by COPT under such share-based compensation plans, COPLP issues to COPT an equal number of equity instruments with identical terms.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted share transactions under the share-based compensation plans for 2011, 2012 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	669,858	$32.77
Granted	320,284	33.68
Forfeited	(18,058)	34.23
Vested	(323,706)	32.86
Unvested at December 31, 2011	648,378	33.13
Granted	177,662	23.64
Forfeited	(17,019)	31.43
Vested	(374,378)	32.72
Unvested at December 31, 2012	434,643	29.67
Granted	193,833	25.91
Forfeited	(9,541)	27.59
Vested	(241,487)	30.97
Unvested at December 31, 2013	377,448	$26.96
Restricted shares expected to vest	361,064	$27.02

The aggregate intrinsic value of restricted shares that vested was $6.3 million in 2013, $9.0 million in 2012 and $11.2 million in 2011.

Our Board of Trustees made the following grants of PSUs to executives:

•
100,645 PSUs on March 4, 2010 (the “2010 PSU Grants”) with an aggregate grant date fair value of $5.4 million. Certain executives voluntarily cancelled 58,105 of these PSUs in 2011; we recognized a non-cash compensation charge of $1.2 million in 2011 in connection with these PSU cancellations. The remaining PSUs at December 31, 2011 were held by Mr. Randall M. Griffin, our former Chief Executive Officer, and were terminated upon his retirement on March 31, 2012; based on the COPT’s total shareholder return relative to its peer group of companies, there was no payout value in connection with the termination of the PSUs;

•	56,883 PSUs on March 3, 2011 (the “2011 PSU Grants”) with an aggregate grant date fair value of $2.8 million which were all outstanding at December 31, 2013;

•	54,070 PSUs on March 1, 2012 (the “2012 PSU Grants”) with an aggregate grant date fair value of $1.8 million which were all outstanding at December 31, 2013; and

•	69,579 PSUs on March 1, 2013, (the “2013 PSU Grants”) with an aggregate grant date fair value of $1.9 million which were all outstanding at December 31, 2013.

The PSUs have a performance period beginning on the respective grant dates and concluding on the earlier of three years from the respective grant dates or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of the COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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
Notes to Consolidated Financial Statements (Continued)

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

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2011, 2012 and 2013 are set forth below:

	For the Years Ended December 31,
	2013	2012	2011
Grant date fair value	$26.84	$32.77	$49.15
Baseline common share value	$25.85	$24.39	$35.17
Expected volatility of common shares	29.5%	43.2%	61.1%
Risk-free interest rate	0.33%	0.41%	1.32%

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes option transactions under the share-based compensation plans for 2011, 2012 and 2013 (dollars in thousands, except per share data):

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,188,284	$9.54 - $57.00	$33.07	5	$7,987
Forfeited/Expired – 2011	(51,598)	$22.49 - $50.59	$42.82
Exercised – 2011	(191,264)	$9.54 - $30.25	$12.82
Outstanding at December 31, 2011	945,422	$13.40 - $57.00	$36.63	4	$510
Forfeited/Expired – 2012	(85,588)	$25.52 - $57.00	$42.98
Exercised – 2012	(61,624)	$13.40 - $22.49	$15.08
Outstanding at December 31, 2012	798,210	$13.60 - $57.00	$37.62	3	$325
Forfeited/Expired – 2013	(117,952)	$18.08 - $51.62	$40.91
Exercised – 2013	(39,331)	$13.60 - $26.24	$19.67
Outstanding at December 31, 2013	640,927	$19.63 - $56.00	$38.11	2	$68
Exercisable at December 31, 2011	945,422	(1)	$36.63
Exercisable at December 31, 2012	798,210	(2)	$37.62
Exercisable at December 31, 2013	640,927	(3)	$38.11

(1)
53,957 of these options had an exercise price ranging from $13.40 to $16.73; 225,903 had an exercise price ranging from $16.74 to $30.04; 198,762 had an exercise price ranging from $30.05 to $41.28; and 466,800 had an exercise price ranging from $41.29 to $57.00.

(2)
9,500 of these options had an exercise price ranging from $13.60 to $16.73; 204,736 had an exercise price ranging from $16.74 to $30.04; 180,962 had an exercise price ranging from $30.05 to $41.28; and 403,012 had an exercise price ranging from $41.29 to $57.00.

(3)
171,288 of these options had an exercise price ranging from $19.63 to $30.04; 145,187 had an exercise price ranging from$30.05 to $41.28; 160,402 had an exercise price ranging from $41.29 to $42.74; and 164,050 had an exercise price ranging from $42.75 to $56.00.

The aggregate intrinsic value of options exercised was $258,000 in 2013, $553,000 in 2012 and $4.0 million in 2011.

We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax (loss) benefit of $(122,000) in 2013, $43,000 in 2012 and $47,000 in 2011 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

The table below sets forth our reporting for share based compensation expense (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
General, administrative and leasing expenses	$5,412	$8,611	$9,077
Property operating expenses	1,118	1,371	2,843
Capitalized to development activities	1,075	1,202	2,347
Share-based compensation expense	$7,605	$11,184	$14,267

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of: 0% for all PSUs; 0% to 5% for restricted shares for 2013 and 2012; and 0% to 4% for restricted shares for 2011.

As of December 31, 2013, all of our options are vested and fully expensed. As of December 31, 2013, there was $6.1 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2013, there was $2.1 million of unrecognized

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

compensation cost related to PSUs that is expected to be recognized over a weighted average performance period of approximately two years.

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to contribute up to 90% of their compensation, as defined in the Plan, per pay period on a before-tax basis or after-tax basis, or a combination of both, subject to limitations under the Internal Revenue Code of 1986 ( the “IRC”), as amended. Participants who are 50 years of age or older by the end of a particular plan year and have contributed the maximum 401(k) deferral amount allowed under the plan for that year are eligible to contribute an additional portion of their annual compensation on a before-tax basis as catch-up contributions, up to the annual limit under the IRC. We match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the plan and 50% of the next 5% in participant contributions to the plan (representing an aggregate match by us of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the plan).  Participants’ contributions are fully vested. Participants are 50% vested in matching contributions after one year of credited service and 100% vested after two years of credited service. We fund all contributions with cash. In 2013, 2012 and 2011, our matching contributions under the plan totaled approximately $1.1 million each year. The 401(k) plan is fully funded as of December 31, 2013.

Deferred Compensation Plan

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The balance of the plan, which was fully funded, totaled $7.5 million as of December 31, 2013 and $6.8 million as of December 31, 2012, and is included in the accompanying COPT consolidated balance sheets.

17.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2030. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,
2014	$344,809
2015	310,035
2016	256,228
2017	213,894
2018	163,011
Thereafter	351,111
$1,639,088

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.    Information by Business Segment

We have ten reportable operating office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio; Huntsville; Washington, DC — Capitol Riverfront; St. Mary’s and King George Counties; Greater Baltimore; Greater Philadelphia; Colorado Springs; and Other). We also have an operating wholesale data center segment.  In 2013, we made the following revisions to our reportable segments: (1) commenced the reporting of Huntsville (previously grouped into the Other segment) as a separate segment; (2) reclassified certain properties once included in a segment referred to as Suburban Maryland into the Baltimore/Washington Corridor and Other segments; and (3) reclassified a property once previously included in the Colorado Springs segment into the Other segment.  Financial information for prior periods has been presented in conformity with these revisions.

The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Colorado Springs	Other	Operating Wholesale Data Center	Total
Year Ended December 31, 2013
Revenues from real estate operations	$237,869	$92,010	$33,060	$5,050	$16,863	$16,568	$42,653	$11,924	$25,290	$10,075	$7,271	$498,633
Property operating expenses	80,554	31,973	17,631	1,282	7,844	5,028	16,583	3,431	9,002	1,016	6,360	180,704
NOI from real estate operations	$157,315	$60,037	$15,429	$3,768	$9,019	$11,540	$26,070	$8,493	$16,288	$9,059	$911	$317,929
Additions to long-lived assets	$28,087	$13,090	$335	$3,563	$2,604	$2,341	$2,913	$406	$2,940	$—	$598	$56,877
Transfers from non-operating properties	$50,105	$61,434	$—	$48,799	$—	$14	$360	$28,034	$5,438	$—	$70,106	$264,290
Segment assets at December 31, 2013	$1,243,099	$616,082	$118,299	$77,773	$98,962	$96,143	$303,823	$104,657	$—	$80,002	$166,790	$2,905,630

Year Ended December 31, 2012
Revenues from real estate operations	$238,488	$79,574	$32,018	$3,867	$16,697	$16,392	$52,616	$9,698	$24,987	$12,116	$6,647	$493,100
Property operating expenses	83,050	29,103	16,499	689	7,555	4,745	19,917	2,562	9,231	2,569	4,815	180,735
NOI from real estate operations	$155,438	$50,471	$15,519	$3,178	$9,142	$11,647	$32,699	$7,136	$15,756	$9,547	$1,832	$312,365
Additions to long-lived assets	$25,921	$65,157	$280	$26	$317	$1,844	$9,690	$286	$2,929	$152	$199	$106,801
Transfers from non-operating properties	$65,108	$44,250	$468	$—	$—	$289	$37,558	$10,626	$4,295	$394	$58,009	$220,997
Segment assets at December 31, 2012	$1,267,357	$569,860	$119,369	$28,730	$104,544	$98,027	$320,548	$78,798	$175,830	$82,090	$100,777	$2,945,930

Year Ended December 31, 2011
Revenues from real estate operations	$237,162	$74,214	$30,066	$1,368	$17,878	$14,366	$70,668	$7,458	$23,675	$13,923	$5,054	$495,832
Property operating expenses	86,782	28,518	14,371	226	6,762	4,142	29,543	1,402	8,758	3,887	3,429	187,820
NOI from real estate operations	$150,380	$45,696	$15,695	$1,142	$11,116	$10,224	$41,125	$6,056	$14,917	$10,036	$1,625	$308,012
Additions to long-lived assets	$33,142	$14,770	$—	$26,837	$2,794	$1,638	$21,086	$516	$4,085	$182	$59	$105,109
Transfers from non-operating properties	$67,752	$4	$17,638	$—	$—	$16,858	$16,307	$5,446	$214	$—	$20,169	$144,388
Segment assets at December 31, 2011	$1,350,678	$484,392	$131,412	$32,341	$111,318	$100,818	$402,067	$102,572	$181,384	$98,808	$43,650	$3,039,440

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Segment revenues from real estate operations	$498,633	$493,100	$495,832
Construction contract and other service revenues	62,363	73,836	84,345
Less: Revenues from discontinued operations (Note 20)	(37,636)	(58,801)	(87,221)
Total revenues	$523,360	$508,135	$492,956

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Segment property operating expenses	$180,704	$180,735	$187,820
Less: Property operating expenses from discontinued operations (Note 20)	(13,505)	(21,529)	(33,445)
Total property operating expenses	$167,199	$159,206	$154,375

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

	For the Years Ended December 31,
	2013	2012	2011
Construction contract and other service revenues	$62,363	$73,836	$84,345
Construction contract and other service expenses	(58,875)	(70,576)	(81,639)
NOI from service operations	$3,488	$3,260	$2,706

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income (loss) from continuing operations as reported on the consolidated statements of operations of COPT and subsidiaries (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
NOI from real estate operations	$317,929	$312,365	$308,012
NOI from service operations	3,488	3,260	2,706
Interest and other income	3,834	7,172	5,603
Equity in income (loss) of unconsolidated entities	2,110	(546)	(331)
Income tax (expense) benefit	(1,978)	(381)	6,710
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(113,214)	(107,998)	(107,003)
Impairment losses	(5,857)	(43,678)	(83,213)
General, administrative and leasing expenses	(30,869)	(31,900)	(30,306)
Business development expenses and land carry costs	(5,436)	(5,711)	(6,122)
Interest expense on continuing operations	(82,010)	(86,401)	(90,037)
NOI from discontinued operations	(24,131)	(37,272)	(53,776)
Loss on interest rate derivatives	—	—	(29,805)
Loss on early extinguishment of debt	(27,030)	(943)	(1,639)
COPT consolidated income (loss) from continuing operations	$36,836	$7,967	$(79,201)

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2013	2012
Segment assets	$2,905,630	$2,945,930
Non-operating property assets	517,564	570,402
Other assets	206,758	137,427
Total COPT consolidated assets	$3,629,952	$3,653,759

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses and gain and loss on early extinguishment of debt to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, loss on interest rate derivatives, equity in income (loss) of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

19.    Income Taxes

COPT elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, COPT must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of the Company’s adjusted taxable income to its shareholders. As a REIT, COPT generally will not be subject to Federal income tax on taxable income that it distributes to its shareholders. If COPT fails to qualify as a REIT in any tax year, it will be subject to Federal income tax on its taxable income at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years.

COPLP is a limited partnership and is not subject to federal income tax. Its partners are required to report their respective share of the Operating Partnership’s taxable income on their respective tax returns. COPT’s share of the Operating Partnership’s taxable income is reported on COPT’s income tax return.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The differences between taxable income reported on our income tax returns (estimated 2013 and actual 2012 and 2011) and net income as reported on our consolidated statements of operations are set forth below (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
	(Estimated)
COPLP consolidated net income (loss)	$101,544	$20,341	$(127,570)
Adjustments:
Rental revenue recognition	(973)	(10,794)	(10,708)
Compensation expense recognition	10,051	(2,669)	(1,298)
Operating expense recognition	(1,718)	1,158	751
Gain on sales of properties	(53,545)	(74,858)	1,154
Impairment losses	32,047	66,910	151,021
Loss on interest rate derivatives	—	(29,805)	29,805
Gains from non-real estate investments	—	7,854	4,447
Income from service operations	1,224	1,500	(12,078)
Income tax expense	1,978	381	6,710
Depreciation and amortization	23,824	24,804	44,070
Interest expense	1,159	3,978	5,548
Income from unconsolidated entities	(1,462)	(725)	(374)
COPLP consolidated noncontrolling interests	(3,907)	(636)	(1,919)
Other	(624)	(70)	80
COPLP consolidated taxable income	$109,598	$7,369	$89,639
Noncontrolling interests, other	(4,930)	(622)	(5,583)
Other	—	741	(6)
COPT consolidated taxable income	$104,668	$7,488	$84,050

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Ordinary income	71.8%	33.2%	56.9%	76.2%	100%	85.9%
Long-term capital gain	22.4%	0.0%	9.4%	23.8%	0.0%	14.1%
Return of capital	5.8%	66.8%	33.7%	0.0%	0.0%	0.0%

We distributed all of COPT’s REIT taxable income in 2013, 2012 and 2011 and, as a result, did not incur Federal income tax in those years on such income.

The net basis of our consolidated assets and liabilities for tax reporting purposes is approximately $324 million lower than the amount reported on our consolidated balance sheet at December 31, 2013, which is primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We own a TRS that is subject to Federal and state income taxes. Our TRS had income (loss) before income taxes under GAAP of $330,000 in 2013, $11.3 million in 2012 and $(27.7) million in 2011. Our TRS’ provision for income tax consisted of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Deferred
Federal	$(1,742)	$(312)	$5,510
State	(236)	(69)	1,219
	(1,978)	(381)	6,729
Current
Federal	—	—	(16)
State	—	—	(3)
	—	—	(19)
Total income tax (expense) benefit	$(1,978)	$(381)	$6,710

A reconciliation of our TRS’ Federal statutory rate to the effective tax rate for income tax reported on our statements of operations is set forth below:

	For the Years Ended December 31,
	2013	2012	2011
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.5%	4.6%	4.6%
Increase in deferred tax asset valuation allowance	562.9%	0.0%	0.0%
Other	(1.1)%	0.0%	0.0%
Effective tax rate	600.3%	38.6%	38.6%

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods. As of December 31, 2013, our TRS had a net operating loss carryforward for federal income tax purposes of approximately $14 million expiring in 2033.

The table below sets forth the tax effects of temporary differences and carry forwards included in the net deferred tax asset of our TRS (in thousands):

	December 31,
	2013	2012
Operating loss forward	$5,382	$6,014
Share-based compensation	869	904
Accrued payroll	221	12
Property	(105)	(111)
Valuation allowance	(2,062)	(207)
Deferred tax asset, net	$4,305	$6,612

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. In 2013, we recognized a $1.9 million increase in our deferred tax asset valuation allowance due to a decrease in future projected operating income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2013 net deferred tax asset.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 We are subject to certain state and local income and franchise taxes. The expense associated with these state and local taxes is included in general and administrative expense and property operating expenses on our consolidated statements of operations. We did not separately state these amounts on our consolidated statements of operations because they are insignificant.

20.    Discontinued Operations and Assets Held for Sale

Income from discontinued operations primarily includes revenues and expenses associated with the following:

•	1344 and 1348 Ashton Road and 1350 Dorsey Road in the Baltimore/Washington Corridor that were sold on May 24, 2011;

•	216 Schilling Circle in Greater Baltimore that was sold on August 23, 2011;

•	four properties comprising the Towson Portfolio in Greater Baltimore that were sold on September 29, 2011;

•	11011 McCormick Road in Greater Baltimore that was sold on November 1, 2011;

•	10001 Franklin Square Drive in Greater Baltimore that was sold on December 13, 2011;

•	13 properties comprising the Rutherford Business Center portfolio in Greater Baltimore that were sold on December 15, 2011;

•	five properties in White Marsh, Maryland (in the Greater Baltimore region) that were sold on January 30, 2012;

•	1101 Sentry Gateway in San Antonio that was sold on January 31, 2012;

•	222 and 224 Schilling Circle in Greater Baltimore that were sold on February 10, 2012;

•	15 and 45 West Gude Drive in the Baltimore/Washington Corridor that were sold on May 2, 2012;

•	11800 Tech Road in the Baltimore/Washington Corridor that was sold on June 14, 2012;

•	400 Professional Drive in the Baltimore/Washington Corridor for which the title to the property was transferred to the mortgage lender on July 2, 2012;

•	23 operating properties primarily in the Baltimore/Washington Corridor and Greater Baltimore regions that were sold on July 24, 2012;

•	920 Elkridge Landing Road in the Baltimore/Washington Corridor that was sold on June 25, 2013 (added to discontinued operations in 2013);

•	4230 Forbes Boulevard in the Baltimore/Washington Corridor that was sold on December 11, 2013;

•	15 operating properties in Colorado Springs that were sold on December 12, 2013; and

•
nine operating properties in the Baltimore/Washington Corridor and five operating properties in Colorado Springs for which the title to the properties was transferred to the mortgage lender on December 23, 2013 (added to discontinued operations in 2013).

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue from real estate operations	$37,636	$58,801	$87,221
Property operating expenses	(13,505)	(21,529)	(33,445)
Depreciation and amortization	(4,505)	(13,939)	(27,128)
Impairment losses	(26,190)	(23,232)	(67,808)
General, administrative and leasing expenses	(4)	(3)	(20)
Business development and land carry costs	—	(24)	(75)
Interest expense	(8,221)	(10,397)	(14,264)
Gain on sales of real estate	2,671	20,940	4,796
Gain (loss) on early extinguishment of debt	67,810	1,736	(384)
Discontinued operations	$55,692	$12,353	$(51,107)

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the components of assets held for sale on our consolidated balance sheets (in thousands):

December 31, 2012
Properties, net	$128,740
Deferred rent receivable	4,068
Intangible assets on real estate acquisitions, net	4,409
Deferred leasing costs, net	2,923
Lease incentives	89
Assets held for sale, net	$140,229

21.    Earnings Per Share (“EPS”) and Earnings Per Unit (“EPU”)

 COPT and Subsidiaries EPS

We present both basic and diluted EPS.  We compute basic EPS by dividing net income available to common shareholders allocable to unrestricted common shares under the two-class method by the weighted average number of unrestricted common shares outstanding during the period.  Our computation of diluted EPS is similar except that:

•
the denominator is increased to include: (1) the weighted average number of potential additional common shares that would have been outstanding if securities that are convertible into COPT common shares were converted; and (2) the effect of dilutive potential common shares outstanding during the period attributable to share-based compensation using the treasury stock or if-converted methods; and

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$36,836	$7,967	$(79,201)
Gain on sales of real estate, net	9,016	21	2,732
Preferred share dividends	(19,971)	(20,844)	(16,102)
Issuance costs associated with redeemed preferred shares	(2,904)	(1,827)	—
(Income) loss from continuing operations attributable to noncontrolling interests	(4,486)	1,309	5,128
Income from continuing operations attributable to restricted shares	(414)	(469)	(1,037)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$18,077	$(13,843)	$(88,480)
Discontinued operations	55,692	12,353	(51,107)
Discontinued operations attributable to noncontrolling interests	(3,351)	(673)	3,020
Numerator for basic and diluted EPS on net income (loss)attributable to COPT common shareholders	$70,418	$(2,163)	$(136,567)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	85,167	73,454	69,382
Dilutive effect of share-based compensation awards	57	—	—
Denominator for basic and diluted EPS (common shares)	85,224	73,454	69,382
Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.21	$(0.19)	$(1.28)
Discontinued operations attributable to COPT common shareholders	0.62	0.16	(0.69)
Net income (loss) attributable to COPT common shareholders	$0.83	$(0.03)	$(1.97)
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.21	$(0.19)	$(1.28)
Discontinued operations attributable to COPT common shareholders	0.62	0.16	(0.69)
Net income (loss) attributable to COPT common shareholders	$0.83	$(0.03)	$(1.97)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2013	2012	2011
Conversion of common units	3,869	4,235	4,355
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares of 385,000 for 2013, 461,000 for 2012 and 638,000 for 2011; and

•	weighted average options of 636,000 for 2013, 772,000 for 2012 and 712,000 for 2011, respectively.

As discussed in Note 11, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$36,836	$7,967	$(79,195)
Gain on sales of real estate, net	9,016	21	2,732
Preferred unit distributions	(20,631)	(21,504)	(16,762)
Issuance costs associated with redeemed preferred units	(2,904)	(1,827)	—
(Income) loss from continuing operations attributable to noncontrolling interests	(2,977)	1,206	381
Income from continuing operations attributable to restricted units	(414)	(469)	(1,037)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$18,926	$(14,606)	$(93,881)
Discontinued operations	55,692	12,353	(51,107)
Discontinued operations attributable to noncontrolling interests	(930)	(699)	(137)
Numerator for basic and diluted EPU on net income (loss) attributable to COPLP common unitholders	$73,688	$(2,952)	$(145,125)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	89,036	77,689	72,564
Dilutive effect of share-based compensation awards	57	—	—
Denominator for basic and diluted EPU (common units)	89,093	77,689	72,564
Basic EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.21	$(0.19)	$(1.29)
Discontinued operations attributable to COPLP common unitholders	0.62	0.15	(0.71)
Net income (loss) attributable to COPLP common unitholders	$0.83	$(0.04)	$(2.00)
Diluted EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.21	$(0.19)	$(1.29)
Discontinued operations attributable to COPLP common unitholders	0.62	0.15	(0.71)
Net income (loss) attributable to COPLP common unitholders	$0.83	$(0.04)	$(2.00)

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2013	2012	2011
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units of 385,000 for 2013, 461,000 for 2012 and 638,000 for 2011; and

•	weighted average options of 636,000 for 2013, 772,000 for 2012 and 712,000 for 2011.

As discussed in Note 11, we have outstanding senior notes that have an exchange settlement feature but did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

22.    Quarterly Data (Unaudited)
COPT and Subsidiaries

The tables below set forth selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$126,219	$136,527	$131,812	$128,802
Operating income	$36,165	$40,229	$30,673	$34,843
Income (loss) from continuing operations	$11,662	$(232)	$10,974	$14,432
Discontinued operations	$1,261	$(4,502)	$(12,974)	$71,907
Net income (loss)	$15,277	$(4,405)	$(2,000)	$92,672
Net (income) loss attributable to noncontrolling interests	(257)	(960)	(964)	(5,656)
Net income (loss) attributable to COPT	15,020	(5,365)	(2,964)	87,016
Preferred share dividends	(6,106)	(4,885)	(4,490)	(4,490)
Issuance costs associated with redeemed preferred shares	—	(2,904)	—	—
Net income (loss) attributable to COPT common shareholders	$8,914	$(13,154)	$(7,454)	$82,526
Basic earnings per common share	$0.11	$(0.16)	$(0.09)	$0.94
Diluted earnings per common share	$0.11	$(0.16)	$(0.09)	$0.94

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127,359	$123,074	$125,067	$132,635
Operating income (loss)	$34,651	$32,069	$(10,844)	$33,190
Income (loss) from continuing operations	$13,184	$10,336	$(32,048)	$16,495
Discontinued operations	$(2,949)	$1,504	$11,283	$2,515
Net income (loss)	$10,235	$11,861	$(20,765)	$19,010
Net loss (income) attributable to noncontrolling interests	60	(556)	1,603	(471)
Net income (loss) attributable to COPT	10,295	11,305	(19,162)	18,539
Preferred share dividends	(4,025)	(4,167)	(6,546)	(6,106)
Issuance costs associated with redeemed preferred shares	—	—	(1,827)	—
Net income (loss) attributable to COPT common shareholders	$6,270	$7,138	$(27,535)	$12,433
Basic earnings per common share	$0.09	$0.10	$(0.39)	$0.16
Diluted earnings per common share	$0.09	$0.10	$(0.39)	$0.16

COPLP and Subsidiaries

The tables below set forth selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands, except per share data).

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$126,219	$136,527	$131,812	$128,802
Operating income	$36,165	$40,229	$30,673	$34,843
Income (loss) from continuing operations	$11,662	$(232)	$10,974	$14,432
Discontinued operations	$1,261	$(4,502)	$(12,974)	$71,907
Net income (loss)	$15,277	$(4,405)	$(2,000)	$92,672
Net loss (income) attributable to noncontrolling interests	336	(1,473)	(1,035)	(1,735)
Net income (loss) attributable to COPLP	15,613	(5,878)	(3,035)	90,937
Preferred unit distributions	(6,271)	(5,050)	(4,655)	(4,655)
Issuance costs associated with redeemed preferred units	—	(2,904)	—	—
Net income (loss) attributable to COPLP common unitholders	$9,342	$(13,832)	$(7,690)	$86,282
Basic earnings per common unit	$0.11	$(0.16)	$(0.09)	$0.94
Diluted earnings per common unit	$0.11	$(0.16)	$(0.09)	$0.94

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$127,359	$123,074	$125,067	$132,635
Operating income (loss)	$34,651	$32,069	$(10,844)	$33,190
Income (loss) from continuing operations	$13,184	$10,336	$(32,048)	$16,495
Discontinued operations	$(2,949)	$1,504	$11,283	$2,515
Net income (loss)	$10,235	$11,861	$(20,765)	$19,010
Net loss (income) attributable to noncontrolling interests	570	1	(404)	340
Net income (loss) attributable to COPLP	10,805	11,862	(21,169)	19,350
Preferred unit distributions	(4,190)	(4,332)	(6,711)	(6,271)
Issuance costs associated with redeemed preferred units	—	—	(1,827)	—
Net income (loss) attributable to COPLP common unitholders	$6,615	$7,530	$(29,707)	$13,079
Basic earnings per common unit	$0.09	$0.10	$(0.39)	$0.16
Diluted earnings per common unit	$0.09	$0.10	$(0.39)	$0.16

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

23.    Commitments and Contingencies

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a partnership interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation plus accrued interest and penalties. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of December 31, 2013; however, the joint venture no longer holds any property and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of December 31, 2013 because the actions that would trigger performance are all within our control.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $2.5 million liability through December 31, 2013 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Ground Leases

We are obligated as lessee under ground leases with various lease expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these leases as of December 31, 2013 follow (in thousands):

Year Ending December 31,
2014	$675
2015	686
2016	686
2017	687
2018	689
Thereafter	75,501
$78,924

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2013	$4,694	$(65)	$—	$(1,653)	$2,976
Year ended December 31, 2012	$3,546	$1,532	$232	$(616)	$4,694
Year ended December 31, 2011	$2,796	$1,021	$125	$(396)	$3,546
Allowance for Deferred Rent Receivable
Year ended December 31, 2013	$913	$—	$1,213	$—	$2,126
Year ended December 31, 2012	$703	$—	$416	$(206)	$913
Year ended December 31, 2011	$578	$—	$162	$(37)	$703
Allowance for Deferred Tax Asset
Year ended December 31, 2013	$207	$1,855	$—	$—	$2,062
Year ended December 31, 2012	$207	$—	$—	$—	$207
Year ended December 31, 2011	$207	$—	$—	$—	$207

(1) Amounts charged to costs and expenses are net of recoveries.
(2) Allowances for certain accounts receivables were charged to service company revenue. Deferred rent receivable allowances were charged to rental revenue.
(3) Deductions reflect adjustments to reserves due to actual write-offs of accounts.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
1000 Redstone Gateway (O)	Huntsville, AL	$11,960	$—	$20,435	$—	$—	$20,435	$20,435	$(412)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	5,809	—	20,877	—	—	20,877	20,877	—	(7)	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	46	364	3,155	3,519	(959)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(8,583)	2007	9/15/2006
1200 Redstone Gateway (O)	Huntsville, AL	8,080	—	21,974	—	—	21,974	21,974	(37)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	2,508	—	52,293	52,293	(5,656)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,154	460	1,288	5,614	6,902	(2,228)	1985	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	933	—	43,397	43,397	(5,724)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/2001
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	4,598	2,078	12,911	14,989	(5,078)	1996	11/18/1999
1304 Concourse Drive (O)	Linthicum, MD	—	1,999	12,934	1,616	1,999	14,550	16,549	(5,115)	2002	11/18/1999
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	4,546	2,796	15,732	18,528	(5,513)	1990	11/18/1999
131 National Business Parkway (O)	Annapolis Junction, MD	6,785	1,906	7,623	2,946	1,906	10,569	12,475	(4,284)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	2,977	2,917	15,236	18,153	(6,929)	2000	5/28/1999
13200 Woodland Park Road (O)	Herndon, VA	—	10,428	41,711	13,985	10,428	55,696	66,124	(21,768)	2002	6/2/2003
133 National Business Parkway (O)	Annapolis Junction, MD	9,079	2,517	10,068	4,950	2,517	15,018	17,535	(6,856)	1997	9/28/1998
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	697	587	3,044	3,631	(1,047)	1989	4/28/1999
1334 Ashton Road (O)	Hanover, MD	—	736	1,488	2,459	736	3,947	4,683	(1,744)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	19,200	3,684	7,517	2,314	3,684	9,831	13,515	(4,500)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,466	905	5,086	5,991	(2,131)	1989	4/28/1999
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	601	306	1,824	2,130	(794)	1989	4/28/1999
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(516)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	3,345	1,386	8,921	10,307	(3,160)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	4,059	2,899	16,045	18,944	(5,332)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	11,692	2,484	9,750	4,472	2,484	14,222	16,706	(5,299)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	1,706	8,670	32	1,706	8,702	10,408	(1,055)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	1,906	3,507	32,083	35,590	(3,071)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	643	3,407	24,810	28,217	(6,432)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	12,155	2,398	9,590	2,995	2,398	12,585	14,983	(4,970)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	1,525	3,731	17,478	21,209	(5,080)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,800	—	—	1,800	—	1,800	—	(8)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	266	1,572	8,441	10,013	(3,579)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	1,224	1,615	9,582	11,197	(3,702)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	4,104	3,436	18,506	21,942	(6,558)	1999	7/25/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,045	19,251	5,193	66,296	71,489	(22,908)	1989	11/30/2001
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	52,145	4,473	27,964	56,618	84,582	(8,191)	2006	10/27/2009
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	498	3,500	42,419	45,919	(7,571)	2006	11/30/2001
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	726	4,415	21,091	25,506	(8,041)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	1,715	5,753	15,330	21,083	(5,418)	2000	8/14/2002
15395 John Marshall Highway (O)	Haymarket, VA	—	2,479	20,939	—	2,479	20,939	23,418	—	(7)	5/7/2013
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(2,450)	2009	10/28/2009
1550 Westbranch Drive (O)	McLean, VA	—	5,595	26,212	116	5,595	26,328	31,923	(3,000)	2002	6/28/2010
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	357	1,097	4,127	5,224	(784)	1985/2007	6/19/2008
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	11	2,299	6,556	8,855	(1,326)	1985/2006	6/19/2008
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	578	613	3,160	3,773	(956)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	164	1,856	7,589	9,445	(1,835)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	201	522	2,291	2,813	(647)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,469	688	4,329	5,017	(1,460)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,367	773	4,461	5,234	(1,332)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	156	436	1,898	2,334	(414)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	16,116	10,486	58,455	68,941	(18,299)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	9,554	8,275	43,907	52,182	(12,131)	1976/2004	9/23/2004
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	60	726	31,151	31,877	(4,800)	2007	10/5/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	17,484	—	1,813	17,484	19,297	(542)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	16,087	32	1,045	16,119	17,164	(1,261)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	13,161	—	1,065	13,161	14,226	(848)	2010	9/14/2007
21267 Smith Switch Road (O)	Ashburn, VA	—	4,192	2,849	—	4,192	2,849	7,041	—	(7)	12/27/2012
21271 Smith Switch Road (O)	Ashburn, VA	—	7,291	15,909	—	7,291	15,909	23,200	(43)	2013	12/27/2012
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,371	1,422	7,090	8,512	(2,206)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	853	1,362	6,644	8,006	(2,221)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	300	1,094	5,338	6,432	(1,748)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	782	2,243	11,201	13,444	(3,695)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	223	692	3,274	3,966	(928)	1984	3/24/2004
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(3,729)	2000	3/4/2003
2691 Technology Drive (O)	Annapolis Junction, MD	24,000	2,098	17,334	5,107	2,098	22,441	24,539	(6,052)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	23,177	1,737	15,266	2,389	1,737	17,655	19,392	(5,814)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	18,027	2,251	21,611	1,443	2,251	23,054	25,305	(8,732)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	23,592	3,863	29,272	105	3,863	29,377	33,240	(6,839)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,091	4,611	15,688	20,299	(5,316)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	36,002	8,737	31,612	6,498	8,737	38,110	46,847	(12,973)	1990	9/28/1998
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,379	5,967	3,207	22,346	25,553	(4,830)	1982/2008	12/20/2005
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	44,524	114	1,517	44,638	46,155	(3,785)	2009	11/14/2003
300 Sentinel Drive Garage (O)	Annapolis Junction, MD	12,424	—	14,125	52	—	14,177	14,177	(1,714)	2009	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
302 Sentinel Drive (O)	Annapolis Junction, MD	22,244	2,648	29,687	409	2,648	30,096	32,744	(4,421)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	24,856	3,411	24,917	138	3,411	25,055	28,466	(5,007)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	16,688	3,260	22,592	150	3,260	22,742	26,002	(4,112)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,197	—	1,422	26,197	27,619	(1,740)	2010	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	110	261	26,641	26,902	(3,202)	2009	8/4/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	18,133	—	3,138	18,133	21,271	—	(7)	11/14/2003
3120 Fairview Park Drive (O)	Falls Church, VA	—	6,863	35,606	5,863	6,863	41,469	48,332	(3,813)	2008	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,325	—	1,254	1,325	2,579	(182)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,228	139	2,748	38,367	41,115	(1,634)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	21,800	2,185	28,426	—	2,185	28,426	30,611	(5,559)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(3,229)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	22,199	2,605	22,827	—	2,605	22,827	25,432	(4,001)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(1,927)	2010	6/29/2006
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	4,852	2,483	15,267	17,750	(6,086)	1986	12/21/1999
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,552	11	1,831	23,563	25,394	(539)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	23,412	—	2,370	23,412	25,782	(24)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	20,758	10	1,852	20,768	22,620	(966)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	460	817	2,043	2,860	(258)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	336	405	1,955	2,360	(558)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	1,939	88	434	2,027	2,461	(712)	1989	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	126	344	1,016	1,360	(145)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,299	1,309	4,805	6,114	(1,202)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	—	2,272	13,808	16,080	(712)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,250	1,406	7,046	8,452	(2,409)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	664	1,200	7,863	9,063	(1,325)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(2,669)	2004	8/14/2002
4940 Campbell Drive (O)	White Marsh, MD	—	1,379	3,858	1,079	1,379	4,937	6,316	(1,094)	1990	1/9/2007
4969 Mercantile Road (O)	White Marsh, MD	—	1,308	771	62	1,308	833	2,141	(7)	1983	1/9/2007
4979 Mercantile Road (O)	White Marsh, MD	—	1,299	945	111	1,299	1,056	2,355	(25)	1985	1/9/2007
5020 Campbell Boulevard (O)	White Marsh, MD	—	1,014	3,136	784	1,014	3,920	4,934	(840)	1986-1988	1/9/2007
5022 Campbell Boulevard (O)	White Marsh, MD	—	624	1,924	417	624	2,341	2,965	(595)	1986-1988	1/9/2007
5024 Campbell Boulevard (O)	White Marsh, MD	—	767	2,420	643	767	3,063	3,830	(790)	1986-1988	1/9/2007
5026 Campbell Boulevard (O)	White Marsh, MD	—	700	2,138	44	700	2,182	2,882	(448)	1986-1988	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	397	79	355	476	831	(124)	1967	7/12/2007
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	485	816	4,461	5,277	(919)	2002	1/9/2007
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,758	761	5,320	6,081	(1,614)	2005	1/9/2007
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	38	—	20,110	20,110	(2,182)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(728)	2007	3/8/2006
5825 University Research Court (O)	College Park, MD	15,960	—	22,522	11	—	22,533	22,533	(2,681)	2008	1/29/2008

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
5850 University Research Court (O)	College Park, MD	21,731	—	30,273	57	—	30,330	30,330	(2,995)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	4,000	1,755	7,019	5,385	1,755	12,404	14,159	(4,972)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	6,320	897	3,907	1,591	897	5,498	6,395	(2,596)	1988	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	312	2,683	23,551	26,234	(4,135)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	3,244	1,242	8,213	9,455	(3,661)	1990	12/31/1998
6721 Columbia Gateway Drive (O)	Columbia, MD	17,512	1,753	34,090	13	1,753	34,103	35,856	(4,085)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	10,939	449	5,039	368	449	5,407	5,856	(1,946)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	1,946	2,807	21,044	23,851	(7,214)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,147	1,424	8,843	10,267	(4,275)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	114	675	1,825	2,500	(249)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,222	1,263	15,683	16,946	(6,406)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	2,564	890	6,125	7,015	(2,756)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	17,300	3,545	9,916	3,894	3,545	13,810	17,355	(5,809)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	2,694	3,596	16,963	20,559	(6,425)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	15,800	3,131	12,103	1,137	3,131	13,240	16,371	(3,646)	1999	5/31/2002
7015 Albert Einstein Drive (O)	Columbia, MD	2,204	2,058	6,093	826	2,058	6,919	8,977	(2,424)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	1,137	729	4,231	4,960	(1,539)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	1,074	902	4,758	5,660	(2,173)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	1,245	919	5,008	5,927	(2,137)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	2,468	1,829	14,291	16,120	(4,893)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	128	279	3,361	407	3,768	—	1973/1999 (8)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	—	17,126	46,994	8,586	17,126	55,580	72,706	(12,358)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	6,519	1,350	4,359	1,784	1,350	6,143	7,493	(1,949)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	2,949	704	1,971	299	704	2,270	2,974	(569)	1990	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	5,406	1,104	3,518	1,961	1,104	5,479	6,583	(2,495)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	6,280	1,342	3,978	2,721	1,342	6,699	8,041	(1,867)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	4,850	1,032	3,429	333	1,032	3,762	4,794	(959)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	999	1,821	5,387	7,208	(1,457)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	1,540	2,732	8,546	11,278	(2,857)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	642	1,283	3,738	5,021	(1,007)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,042	—	1,788	7,042	8,830	(43)	1996/2013	07/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	4,921	—	—	4,921	4,921	(9)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	16,356	3,067	4,089	19,423	23,512	(7,341)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	16,280	—	1,367	16,280	17,647	(298)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	5,081	1,479	6,300	1,988	1,479	8,288	9,767	(2,018)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	871	972	4,759	5,731	(1,725)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	7,000	905	3,570	3,209	905	6,779	7,684	(1,837)	1983	4/4/2002
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	2,065	1,629	8,582	10,211	(3,710)	1990	4/28/1999
7700 Potranco Road (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(6,674)	1982/1985	3/30/2005

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
7700-1 Potranco Road (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(135)	2007	3/30/2005
7700-5 Potranco Road (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(202)	2009	3/30/2005
7740 Milestone Parkway (O)	Hanover, MD	19,712	3,825	34,365	275	3,825	34,640	38,465	(3,128)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	73,964	8	6,387	73,972	80,359	(1,558)	2012	3/10/2010
8000 Potranco Road (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(1,678)	2010	1/20/2006
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	191	611	1,802	2,413	(351)	1999	1/9/2007
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	315	1,434	3,651	5,085	(823)	1995	1/9/2007
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	1,706	1,349	4,968	6,317	(1,061)	1998	1/9/2007
8013 Corporate Drive (O)	White Marsh, MD	—	642	1,536	1,809	642	3,345	3,987	(600)	1990	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	—	446	1,116	250	446	1,366	1,812	(366)	1990	1/9/2007
8019 Corporate Drive (O)	White Marsh, MD	—	680	1,898	738	680	2,636	3,316	(652)	1990	1/9/2007
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	2,199	2,184	5,966	8,150	(1,226)	1997	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	—	651	1,603	5	651	1,608	2,259	(312)	1990	1/9/2007
8030 Potranco Road (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(1,680)	2010	1/20/2006
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	375	1,960	4,091	6,051	(958)	1998	1/9/2007
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	639	1,797	4,290	6,087	(690)	1998	1/9/2007
8100 Potranco Road (O)	San Antonio, TX	—	1,964	5,001	—	1,964	5,001	6,965	—	(7)	6/14/2005
8110 Corporate Drive (O)	White Marsh, MD	—	2,285	10,117	987	2,285	11,104	13,389	(2,527)	2001	1/9/2007
8140 Corporate Drive (O)	White Marsh, MD	—	2,158	8,457	2,252	2,158	10,709	12,867	(3,381)	2003	1/9/2007
8621 Robert Fulton Drive (O)	Columbia, MD	11,000	2,317	12,642	199	2,317	12,841	15,158	(2,664)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	6,200	1,510	3,764	1,042	1,510	4,806	6,316	(1,662)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	7,600	1,718	4,280	1,941	1,718	6,221	7,939	(2,451)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	18,900	2,003	9,442	6,764	2,003	16,206	18,209	(7,553)	1981	8/3/2001
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	2,000	1,165	6,772	7,937	(2,965)	1984	7/2/2001
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	3,350	1,993	11,322	13,315	(5,230)	1982	4/30/1998
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	1,985	1,156	6,422	7,578	(2,386)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,024	1,215	6,885	8,100	(3,014)	1985	4/30/1998
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,176	718	1,044	4,894	5,938	(2,114)	1983	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	1,163	4,748	1,131	1,163	5,879	7,042	(1,757)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	2,036	939	5,792	6,731	(2,677)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	1,104	4,725	170	1,104	4,895	5,999	(4,884)	(8)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	203,609	844	6,050	204,453	210,503	(6,637)	2010	9/14/2010
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	6,100	3,415	19,823	23,238	(8,717)	1988	12/21/1999
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	361	979	3,827	4,806	(854)	1999	1/9/2007
9910 Franklin Square Drive (O)	White Marsh, MD	4,870	1,219	6,590	209	1,219	6,799	8,018	(1,705)	2005	1/9/2007
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	1,429	1,058	6,722	7,780	(1,789)	2006	1/9/2007
9930 Franklin Square Drive (O)	White Marsh, MD	—	1,137	3,921	225	1,137	4,146	5,283	(890)	2001	1/9/2007
9940 Franklin Square Drive (O)	White Marsh, MD	—	1,052	3,382	281	1,052	3,663	4,715	(853)	2000	1/9/2007
Aerotech Commerce (L)	Colorado Springs, CO	—	900	—	—	900	—	900	—	(8)	5/19/2006

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
Arborcrest (O)	Blue Bell, PA	—	21,968	96,992	1,194	21,968	98,186	120,154	(5,842)	1991-1996	10/14/1997
Arundel Preserve (L)	Hanover, MD	—	5,425	7,125	—	5,425	7,125	12,550	—	(8)	7/2/2007
Ashburn Crossing (L)	Ashburn, VA	—	4,311	2,646	—	4,311	2,646	6,957	—	(8)	12/27/2012
Canton Crossing Land (L)	Baltimore, MD	—	16,085	490	—	16,085	490	16,575	—	(8)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,556	878	7,300	16,434	23,734	(2,183)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	2,940	—	6,387	2,940	9,327	—	(8)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(8)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	726	—	705	726	1,431	—	(8)	3/24/2004
Indian Head (L)	Bryans Road, MD	—	6,436	—	—	6,436	—	6,436	—	(8)	10/23/2006
InterQuest (L)	Colorado Springs, CO	—	14,382	8	—	14,382	8	14,390	—	(8)	9/28/2005
M Square Research Park (L)	College Park, MD	—	—	4,311	—	—	4,311	4,311	—	(8)	1/29/2008
National Business Park (L)	Annapolis Junction, MD	—	2,372	7,391	—	2,372	7,391	9,763	—	(8)	11/14/2003
National Business Park North (L)	Jessup, MD	—	27,766	28,000	—	27,766	28,000	55,766	—	(8)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	6,486	10,910	—	6,486	10,910	17,396	—	(8)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	836	—	7,430	836	8,266	—	(8)	1/20/2006
NOVA Office A (O)	Chantilly, VA	—	2,096	9,963	—	2,096	9,963	12,059	—	(7)	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,103	1,637	7,603	9,240	(2,546)	1974/1985	12/14/2000
Patriot Park (L)	Colorado Springs, CO	—	8,768	248	—	8,768	248	9,016	—	(8)	7/8/2005
Patriot Ridge (L)	Springfield, VA	—	18,517	14,166	—	18,517	14,166	32,683	—	(8)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	13,974	—	—	13,974	13,974	—	(8)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	8,703	501	—	8,703	501	9,204	—	(8)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,645	—	8,275	3,645	11,920	—	(8)	3/30/2005
West Nursery Road (L)	Linthicum, MD	—	1,441	88	—	1,441	88	1,529	—	(8)	10/28/2009
Westfields - Park Center (L)	Chantilly, VA	—	23,745	3,902	—	23,745	3,902	27,647	—	(8)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,379	—	7,141	1,379	8,520	—	(8)	7/31/2002
White Marsh (L)	White Marsh, MD	—	26,589	12,492	—	26,589	12,492	39,081	—	(8)	1/9/2007
Woodland Park (L)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(8)	4/29/2004
Other Developments, including intercompany eliminations (V)	Various	—	8	(155)	261	8	106	114	(9)	Various	Various
		$697,902	$676,148	$2,843,246	$292,556	$676,148	$3,135,802	$3,811,950	$(597,649)

(1)	A legend for the Property Type follows: (O) = Office Property; (L) = Land held or pre-construction; (D) = Data Center; and (V) = Various.

(2)
Excludes our term loan facilities of $620.0 million, unsecured senior notes of $592.7 million, exchangeable senior notes of $563,000, unsecured notes payable of $1.7 million, a letter of credit on a mortgage loan of $14.8 million, and net premiums on the remaining loans of $69,000.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.3 billion at December 31, 2013.

(4)
As discussed in Note 3 to our Consolidated Financial Statements, we recognized impairment losses of $5.9 million in connection with two properties in the Greater Baltimore region that we determined no longer met our strategic investment criteria.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Under construction or redevelopment at December 31, 2013.

(8)	Held or under pre-construction at December 31, 2013.

The following table summarizes our changes in cost of properties for the years ended December 31, 2013, 2012 and 2011 (in thousands):
	2013	2012	2011
Beginning balance	$3,859,960	$4,038,932	$3,948,487
Acquisitions of operating properties	—	33,684	26,887
Improvements and other additions	249,639	214,418	304,079
Sales	(141,045)	(291,491)	(75,315)
Impairments	(45,931)	(121,557)	(165,206)
Other dispositions	(110,673)	(13,891)	—
Other	—	(135)	—
Ending balance	$3,811,950	$3,859,960	$4,038,932

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2013	2012	2011
Beginning balance	$568,176	$577,601	$503,032
Depreciation expense	92,677	93,158	99,173
Sales	(9,542)	(40,346)	(9,640)
Impairments	(14,863)	(58,855)	(15,039)
Other dispositions	(38,799)	(3,247)	—
Other	—	(135)	75
Ending balance	$597,649	$568,176	$577,601