Form 10-Q
period 2014-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2014-05-01
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. Trust ☐ Yes   ☒ No

As of April 18, 2014, 87,607,331 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2014, COPT owned approximately 96% of the outstanding common units and approximately 96% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

There are a few differences between the Company and the Operating Partnership which are reflected in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. COPT is a real estate investment trust, whose only material asset is its ownership of partnership interests of COPLP. As a result, COPT does not conduct business itself, other than acting as the sole general partner of COPLP, issuing public equity from time to time and guaranteeing certain debt of COPLP. COPT itself is not directly obligated under any indebtedness but guarantees some of the debt of COPLP. COPLP owns substantially all of the assets of COPT either directly or through its subsidiaries, conducts almost all of the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by COPT, which are contributed to COPLP in exchange for partnership units, COPLP generates the capital required by COPT’s business through COPLP’s operations, by COPLP’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,729,003	$2,702,693
Projects in development or held for future development	495,625	511,608
Total properties, net	3,224,628	3,214,301
Cash and cash equivalents	18,374	54,373
Restricted cash and marketable securities	10,965	11,448
Accounts receivable (net of allowance for doubtful accounts of $2,353 and $2,976, respectively)	30,152	27,000
Deferred rent receivable (net of allowance of $1,495 and $2,126, respectively)	91,082	89,456
Intangible assets on real estate acquisitions, net	55,678	59,258
Deferred leasing and financing costs, net	65,855	66,267
Mortgage and other investing receivables	55,231	53,663
Prepaid expenses and other assets	53,932	54,186
Total assets	$3,605,897	$3,629,952
Liabilities and equity
Liabilities:
Debt, net	$1,931,831	$1,927,703
Accounts payable and accrued expenses	97,451	98,785
Rents received in advance and security deposits	28,267	31,492
Dividends and distributions payable	29,122	29,080
Deferred revenue associated with operating leases	12,281	10,369
Interest rate derivatives	3,196	3,309
Other liabilities	13,060	14,207
Total liabilities	2,115,208	2,114,945
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	17,654	17,758
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; 9,431,667 shares issued and outstanding)	249,083	249,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 87,594,931 at March 31, 2014 and 87,394,512 at December 31, 2013)	876	874
Additional paid-in capital	1,816,467	1,814,015
Cumulative distributions in excess of net income	(665,708)	(641,868)
Accumulated other comprehensive income	2,072	3,480
Total Corporate Office Properties Trust’s shareholders’ equity	1,402,790	1,425,584
Noncontrolling interests in subsidiaries:
Common units in COPLP	51,757	53,468
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,688	9,397
Noncontrolling interests in subsidiaries	70,245	71,665
Total equity	1,473,035	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,605,897	$3,629,952

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$98,035	$91,849
Tenant recoveries and other real estate operations revenue	26,842	20,108
Construction contract and other service revenues	21,790	14,262
Total revenues	146,667	126,219
Expenses
Property operating expenses	49,772	40,388
Depreciation and amortization associated with real estate operations	43,596	27,010
Construction contract and other service expenses	18,624	13,477
General, administrative and leasing expenses	8,143	7,820
Business development expenses and land carry costs	1,326	1,359
Total operating expenses	121,461	90,054
Operating income	25,206	36,165
Interest expense	(20,827)	(20,290)
Interest and other income	1,285	946
Loss on early extinguishment of debt	—	(5,184)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	5,664	11,637
Equity in income of unconsolidated entities	60	41
Income tax expense	(64)	(16)
Income from continuing operations	5,660	11,662
Discontinued operations	11	1,261
Income before gain on sales of real estate	5,671	12,923
Gain on sales of real estate	—	2,354
Net income	5,671	15,277
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(16)	(429)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(749)	337
Net income attributable to COPT	4,741	15,020
Preferred share dividends	(4,490)	(6,106)
Net income attributable to COPT common shareholders	$251	$8,914
Net income attributable to COPT:
Income from continuing operations	$4,728	$13,849
Discontinued operations, net	13	1,171
Net income attributable to COPT	$4,741	$15,020
Basic earnings per common share (1)
Income from continuing operations	$0.00	$0.09
Discontinued operations	0.00	0.02
Net income attributable to COPT common shareholders	$0.00	$0.11
Diluted earnings per common share (1)
Income from continuing operations	$0.00	$0.09
Discontinued operations	0.00	0.02
Net income attributable to COPT common shareholders	$0.00	$0.11
Dividends declared per common share	$0.275	$0.275
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$5,671	$15,277
Other comprehensive income
Unrealized (losses) gains on interest rate derivatives	(2,123)	462
Losses on interest rate derivatives included in interest expense	695	658
Other comprehensive (loss) income	(1,428)	1,120
Comprehensive income	4,243	16,397
Comprehensive income attributable to noncontrolling interests	(911)	(352)
Comprehensive income attributable to COPT	$3,332	$16,045

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Conversion of common units to common shares (248,644 shares)	—	3	3,172	—	—	(3,175)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,868	—	—	—	117,913
Exercise of share options (16,453 shares)	—	—	301	—	—	—	301
Share-based compensation	—	1	1,999	—	—	—	2,000
Restricted common share redemptions (60,960 shares)	—	—	(1,576)	—	—	—	(1,576)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,229)	—	—	2,229	—
Comprehensive income	—	—	—	15,020	1,025	1,142	17,187
Dividends	—	—	—	(29,699)	—	—	(29,699)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,215)	(1,215)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(848)	—	—	—	(848)
Tax loss from share-based compensation	—	—	(104)	—	—	—	(104)
Balance at March 31, 2013 (85,758,438 common shares outstanding)	$333,833	$858	$1,772,255	$(632,134)	$(4,410)	$70,141	$1,540,543

Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Conversion of common units to common shares (48,498 shares)	—	—	651	—	—	(651)	—
Exercise of share options (26,614 shares)	—	—	568	—	—	—	568
Share-based compensation	—	2	1,854	—	—	—	1,856
Restricted common share redemptions (40,965 shares)	—	—	(1,092)	—	—	—	(1,092)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(69)	—	—	69	—
Comprehensive income	—	—	—	4,741	(1,408)	408	3,741
Dividends	—	—	—	(28,581)	—	—	(28,581)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,246)	(1,246)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	540	—	—	—	540
Balance at March 31, 2014 (87,594,931 common shares outstanding)	$249,083	$876	$1,816,467	$(665,708)	$2,072	$70,245	$1,473,035
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$116,386	$119,348
Construction contract and other service revenues received	17,289	15,695
Property operating expenses paid	(42,739)	(38,865)
Construction contract and other service expenses paid	(11,397)	(15,588)
General, administrative, leasing, business development and land carry costs paid	(9,906)	(8,521)
Interest expense paid	(18,403)	(18,018)
Previously accreted interest expense paid	—	(2,263)
Payments in connection with early extinguishment of debt	(101)	(4,803)
Interest and other income received	217	320
Income taxes refund	192	6
Net cash provided by operating activities	51,538	47,311
Cash flows from investing activities
Construction, development and redevelopment	(42,625)	(44,361)
Tenant improvements on operating properties	(4,357)	(5,263)
Other capital improvements on operating properties	(9,115)	(9,327)
Mortgage and other loan receivables funded	(395)	(2,231)
Leasing costs paid	(4,422)	(3,436)
Other	59	4,442
Net cash used in investing activities	(60,855)	(60,176)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	99,000
Other debt proceeds	5,700	68,132
Repayments of debt
Revolving Credit Facility	—	(99,000)
Scheduled principal amortization	(1,855)	(2,512)
Other debt repayments	(50)	(125,877)
Deferred financing costs paid	(9)	(1,109)
Net proceeds from issuance of common shares	568	118,389
Common share dividends paid	(24,036)	(22,276)
Preferred share dividends paid	(4,490)	(6,106)
Distributions paid to noncontrolling interests in COPLP	(1,253)	(1,370)
Restricted share redemptions	(1,092)	(1,576)
Other	(165)	85
Net cash (used in) provided by financing activities	(26,682)	25,780
Net (decrease) increase in cash and cash equivalents	(35,999)	12,915
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$18,374	$23,509
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,671	$15,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	44,101	28,782
Impairment losses	1	1,857
Settlement of previously accreted interest expense	—	(2,263)
Amortization of deferred financing costs	1,167	1,528
Decrease (increase) in deferred rent receivable	398	(4,236)
Amortization of net debt discounts	171	710
Loss (gain) on sales of real estate	4	(2,354)
Share-based compensation	1,555	1,649
Loss on early extinguishment of debt	(78)	381
Other	(1,032)	(580)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,769)	6,342
Decrease in restricted cash and marketable securities	283	201
(Increase) decrease in prepaid expenses and other assets	(494)	4,180
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,785	(2,555)
Decrease in rents received in advance and security deposits	(3,225)	(1,608)
Net cash provided by operating activities	$51,538	$47,311
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,985)	$(5,353)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(1,443)	$1,105
Dividends/distribution payable	$29,122	$29,947
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$651	$3,175
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$69	$2,229
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$(540)	$848

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,729,003	$2,702,693
Projects in development or held for future development	495,625	511,608
Total properties, net	3,224,628	3,214,301
Cash and cash equivalents	18,374	54,373
Restricted cash and marketable securities	3,400	3,981
Accounts receivable (net of allowance for doubtful accounts of $2,353 and $2,976, respectively)	30,152	27,000
Deferred rent receivable (net of allowance of $1,495 and $2,126, respectively)	91,082	89,456
Intangible assets on real estate acquisitions, net	55,678	59,258
Deferred leasing and financing costs, net	65,855	66,267
Mortgage and other investing receivables	55,231	53,663
Prepaid expenses and other assets	53,932	54,186
Total assets	$3,598,332	$3,622,485
Liabilities and equity
Liabilities:
Debt, net	$1,931,831	$1,927,703
Accounts payable and accrued expenses	97,451	98,785
Rents received in advance and security deposits	28,267	31,492
Distributions payable	29,122	29,080
Deferred revenue associated with operating leases	12,281	10,369
Interest rate derivatives	3,196	3,309
Other liabilities	5,495	6,740
Total liabilities	2,107,643	2,107,478
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	17,654	17,758
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, 9,431,667 preferred units outstanding at March 31, 2014 and December 31, 2013	249,083	249,083
Limited partner, 352,000 preferred units outstanding at March 31, 2014 and December 31, 2013	8,800	8,800
Common units, 87,594,931 and 87,394,512 held by the general partner and 3,929,202 and 3,977,700 held by limited partners at March 31, 2014 and December 31, 2013, respectively	1,203,297	1,226,318
Accumulated other comprehensive income	2,133	3,605
Total Corporate Office Properties, L.P.’s equity	1,463,313	1,487,806
Noncontrolling interests in subsidiaries	9,722	9,443
Total equity	1,473,035	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,598,332	$3,622,485
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$98,035	$91,849
Tenant recoveries and other real estate operations revenue	26,842	20,108
Construction contract and other service revenues	21,790	14,262
Total revenues	146,667	126,219
Expenses
Property operating expenses	49,772	40,388
Depreciation and amortization associated with real estate operations	43,596	27,010
Construction contract and other service expenses	18,624	13,477
General, administrative and leasing expenses	8,143	7,820
Business development expenses and land carry costs	1,326	1,359
Total operating expenses	121,461	90,054
Operating income	25,206	36,165
Interest expense	(20,827)	(20,290)
Interest and other income	1,285	946
Loss on early extinguishment of debt	—	(5,184)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	5,664	11,637
Equity in income of unconsolidated entities	60	41
Income tax expense	(64)	(16)
Income from continuing operations	5,660	11,662
Discontinued operations	11	1,261
Income before gain on sales of real estate	5,671	12,923
Gain on sales of real estate	—	2,354
Net income	5,671	15,277
Net (income) loss attributable to noncontrolling interests in consolidated entities	(737)	336
Net income attributable to COPLP	4,934	15,613
Preferred unit distributions	(4,655)	(6,271)
Net loss attributable to COPLP common unitholders	$279	$9,342
Net income attributable to COPLP:
Income from continuing operations	$4,921	$14,385
Discontinued operations, net	13	1,228
Net income attributable to COPLP	$4,934	$15,613
Basic earnings per common unit (1)
Income from continuing operations	$0.00	$0.09
Discontinued operations	0.00	0.02
Net income attributable to COPLP common unitholders	$0.00	$0.11
Diluted earnings per common unit (1)
Income from continuing operations	$0.00	$0.09
Discontinued operations	0.00	0.02
Net income attributable to COPLP common unitholders	$0.00	$0.11
Distributions declared per common unit	$0.275	$0.275
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$5,671	$15,277
Other comprehensive income
Unrealized (losses) gains on interest rate derivatives	(2,123)	462
Losses on interest rate derivatives included in interest expense	695	658
Other comprehensive (loss) income	(1,428)	1,120
Comprehensive income	4,243	16,397
Comprehensive (income) loss attributable to noncontrolling interests	(782)	290
Comprehensive income attributable to COPLP	$3,461	$16,687

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,913	—	—	117,913
Issuance of common units resulting from exercise of share options	—	—	—	—	16,453	301	—	—	301
Share-based compensation	—	—	—	—	116,315	2,000	—	—	2,000
Restricted common unit redemptions	—	—	—	—	(60,960)	(1,576)	—	—	(1,576)
Comprehensive loss	—	165	—	6,106	—	9,342	1,074	500	17,187
Distributions to owners of common and preferred units	—	(165)	—	(6,106)	—	(24,643)	—	—	(30,914)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	85	85
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(848)	—	—	(848)
Tax loss from share-based compensation	—	—	—	—	—	(104)	—	—	(104)
Balance at March 31, 2013	352,000	$8,800	12,821,667	$333,833	89,577,336	$1,191,776	$(4,634)	$10,768	$1,540,543

Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Issuance of common units resulting from exercise of share options	—	—	—	—	26,614	568	—	—	568
Share-based compensation	—	—	—	—	166,272	1,856	—	—	1,856
Restricted common unit redemptions	—	—	—	—	(40,965)	(1,092)	—	—	(1,092)
Comprehensive income	—	165	—	4,490	—	279	(1,472)	279	3,741
Distributions to owners of common and preferred units	—	(165)	—	(4,490)	—	(25,172)	—	—	(29,827)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	540	—	—	540
Balance at March 31, 2014	352,000	$8,800	9,431,667	$249,083	91,524,133	$1,203,297	$2,133	$9,722	$1,473,035
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$116,386	$119,348
Construction contract and other service revenues received	17,289	15,695
Property operating expenses paid	(42,739)	(38,865)
Construction contract and other service expenses paid	(11,397)	(15,588)
General, administrative, leasing, business development and land carry costs paid	(9,906)	(8,521)
Interest expense paid	(18,403)	(18,018)
Previously accreted interest expense paid	—	(2,263)
Payments in connection with early extinguishment of debt	(101)	(4,803)
Interest and other income received	217	320
Income taxes refund	192	6
Net cash provided by operating activities	51,538	47,311
Cash flows from investing activities
Construction, development and redevelopment	(42,625)	(44,361)
Tenant improvements on operating properties	(4,357)	(5,263)
Other capital improvements on operating properties	(9,115)	(9,327)
Mortgage and other loan receivables funded	(395)	(2,231)
Leasing costs paid	(4,422)	(3,436)
Other	59	4,442
Net cash used in investing activities	(60,855)	(60,176)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	—	99,000
Other debt proceeds	5,700	68,132
Repayments of debt
Revolving Credit Facility	—	(99,000)
Scheduled principal amortization	(1,855)	(2,512)
Other debt repayments	(50)	(125,877)
Deferred financing costs paid	(9)	(1,109)
Net proceeds from issuance of common units	568	118,389
Common unit distributions paid	(25,124)	(23,481)
Preferred unit distributions paid	(4,655)	(6,271)
Restricted unit redemptions	(1,092)	(1,576)
Other	(165)	85
Net cash (used in) provided by financing activities	(26,682)	25,780
Net (decrease) increase in cash and cash equivalents	(35,999)	12,915
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$18,374	$23,509
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,671	$15,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	44,101	28,782
Impairment losses	1	1,857
Settlement of previously accreted interest expense	—	(2,263)
Amortization of deferred financing costs	1,167	1,528
Decrease (increase) in deferred rent receivable	398	(4,236)
Amortization of net debt discounts	171	710
Loss (gain) on sales of real estate	4	(2,354)
Share-based compensation	1,555	1,649
Loss on early extinguishment of debt	(78)	381
Other	(1,032)	(580)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,769)	6,342
Decrease in restricted cash and marketable securities	381	483
(Increase) decrease in prepaid expenses and other assets	(494)	4,180
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,687	(2,837)
Decrease in rents received in advance and security deposits	(3,225)	(1,608)
Net cash provided by operating activities	$51,538	$47,311
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,985)	$(5,353)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(1,443)	$1,105
Distributions payable	$29,122	$29,947
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interest at fair value	$(540)	$848

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of March 31, 2014, our properties included the following:

•	183 operating office properties totaling 17.5 million square feet;

•
12 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.6 million square feet upon completion, including two partially operational properties included above;

•	land held or under pre-construction totaling 1,716 acres (including 56 acres controlled but not owned) that we believe are potentially developable into approximately 19.7 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

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

Interests in COPLP are in the form of common and preferred units. As of March 31, 2014, COPT owned 95.7% of the outstanding COPLP common units (“common units”) and 96.4% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Three of COPT’s trustees controlled, either directly or through ownership by other entities or family members, 3.4% of COPLP’s common units as of March 31, 2014. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation are substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 included in our 2013 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2013 Annual Report on Form 10-K.

Reclassifications

We reclassified certain amounts from prior periods to conform to the current period presentation of our consolidated financial statements with no effect on previously reported net income or equity.  These reclassifications occurred in conjunction with the transfer of properties to, and from, discontinued operations during 2013.

Recent Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are in the process of evaluating this guidance.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of March 31, 2014, we used a discount rate of 15.5%. The discount rate factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 6, we estimated the fair values of our mortgage and other investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 8, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 6 for mortgage loans receivable, Note 8 for debt and Note 9 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$7,249	$—	$—	$7,249
Common stocks	115	—	—	115
Other	201	—	—	201
Interest rate derivatives (2)	—	5,038	—	5,038
Warrants to purchase common stock (2)	—	537	—	537
Total Assets	$7,565	$5,575	$—	$13,140
Liabilities:
Deferred compensation plan liability (3)	$—	$7,565	$—	$7,565
Interest rate derivatives	—	3,196	—	3,196
Total Liabilities	$—	$10,761	$—	$10,761
Redeemable noncontrolling interest	$—	$—	$17,654	$17,654

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$5,038	$—	$5,038
Warrants to purchase common stock (1)	—	537	—	537
Total Assets	$—	$5,575	$—	$5,575
Liabilities:
Interest rate derivatives	$—	$3,196	$—	$3,196
Redeemable noncontrolling interest	$—	$—	$17,654	$17,654

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

During the three months ended March 31, 2013, we recognized a non-cash impairment loss of $1.9 million for the amount by which the carrying values of certain properties exceeded their estimated fair values. The table below sets forth the fair value hierarchy of the valuation techniques used by us in determining the fair value of the property (dollars in thousands):

	Fair Value of Property Held as of March 31, 2013				Impairment Losses
	Quoted Prices in		Significant		Recognized in
	Active Markets for	Significant Other	Unobservable		Three Months
	Identical Assets	Observable Inputs	Inputs		Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	March 31, 2013
Assets:
Properties, net	$—	$—	$7,250	$7,250	$1,857

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of March 31, 2013 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Bids for property indicative of value	$7,250	Indicative bid	(1)

(1) This fair value measurement was developed as a result of negotiations between us and a purchaser of a property.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$436,381	$430,472
Buildings and improvements	2,927,800	2,869,870
Less: accumulated depreciation	(635,178)	(597,649)
Operating properties, net	$2,729,003	$2,702,693

During the three months ended March 31, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia that was removed from service for redevelopment.

Projects we had in development or held for future development consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$238,904	$245,676
Construction in progress, excluding land	256,721	265,932
Projects in development or held for future development	$495,625	$511,608

2014 Construction Activities

During the three months ended March 31, 2014, we placed into service an aggregate of 355,000 square feet in two newly constructed office properties located in Northern Virginia and Huntsville, Alabama. As of March 31, 2014, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.2 million square feet upon completion, including four in the Baltimore/Washington Corridor, three in Northern Virginia and one in San Antonio. We also had four office properties under redevelopment that we estimate will total 403,000 square feet upon completion, including two in Greater Philadelphia, one in the Baltimore/Washington Corridor and one in St. Mary’s County, Maryland.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2014 (dollars in thousands):

		Nominal
		Ownership		March 31, 2014		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	3/31/2014	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates four buildings and developing others (2)	$135,231	$68,360	$36,272
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	60,728	48,358	40,536
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (4)	6,436	—	—
				$202,395	$116,718	$76,808

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s property is in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

(4)
This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 17.

6.     Mortgage and Other Investing Receivables

Mortgage and other investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Notes receivable from City of Huntsville	$45,381	$44,055
Mortgage loan receivable	9,850	9,608
	$55,231	$53,663

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  The mortgage loan receivable reflected above consisted of one loan secured by a property in Greater Baltimore. We did not have an allowance for credit losses in connection with our mortgage and other investing receivables as of March 31, 2014 or December 31, 2013.  The fair value of these receivables approximated their carrying amounts as of March 31, 2014 and December 31, 2013.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$13,813	$19,308
Lease incentives	11,900	8,435
Furniture, fixtures and equipment, net	7,068	6,556
Interest rate derivatives	5,038	6,594
Construction contract costs incurred in excess of billings	4,990	2,462
Deferred tax asset, net (1)	4,241	4,305
Other equity method investments	2,266	2,258
Other assets	4,616	4,268
Prepaid expenses and other assets	$53,932	$54,186

(1) Includes a valuation allowance of $2.1 million.

Other assets, as reported above, include operating notes receivable due from tenants with terms exceeding one year totaling $1.7 million as of March 31, 2014 and December 31, 2013; we carried allowances for estimated losses for $124,000 of the March 31, 2014 balance and $87,000 of the December 31, 2013 balance.

8.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	March 31, 2014	March 31, 2014	December 31, 2013	Stated Interest Rates as of	as of
				March 31, 2014	March 31, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	(2)	$679,260	$675,060	3.96% - 7.87% (3)	2014-2024
Variable rate secured loan		37,491	37,691	LIBOR + 2.25% (4)	November 2015
Total mortgage and other secured loans		716,751	712,751
Revolving Credit Facility (5)	$800,000	—	—	LIBOR + 0.975% to 1.75%	July 2017
Term Loan Facilities	(6)	620,000	620,000	LIBOR + 1.10% to 2.60% (7)	2015-2019
Unsecured Senior Notes
3.600% Senior Notes (8)		347,306	347,244	3.60%	May 2023
5.250% Senior Notes (9)		245,532	245,445	5.25%	February 2024
Unsecured notes payable		1,677	1,700	0% (10)	2026
4.25% Exchangeable Senior Notes (11)		565	563	4.25%	April 2030
Total debt, net		$1,931,831	$1,927,703

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $62,000 as of March 31, 2014 and $69,000 as of December 31, 2013.

(2)	Includes $19.8 million balance on construction loans with maximum available borrowings of $26.2 million.

(3)	The weighted average interest rate on these loans was 6.12% as of March 31, 2014.

(4)	The interest rate on the loan outstanding was 2.41% as of March 31, 2014.

(5)	No borrowings were outstanding on this facility during the three months ended March 31, 2014.

(6)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 1.78% as of March 31, 2014.

(8)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.7 million as of March 31, 2014 and $2.8 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $4.5 million as of March 31, 2014 and $4.6 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $734,000 as of March 31, 2014 and $761,000 as of December 31, 2013.

(11)
As described further in our 2013 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2014 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $10,000 as of March 31, 2014 and $12,000 as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares as of March 31, 2014 and December 31, 2013 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Interest expense at stated interest rate	$6	$2,304
Interest expense associated with amortization of discount	3	864
Total	$9	$3,168

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 5.65% and is scheduled to mature in 2017.

We capitalized interest costs of $1.6 million in the three months ended March 31, 2014 and $2.4 million in the three months ended March 31, 2013.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$592,838	$584,178	$592,689	$575,374
4.25% Exchangeable Senior Notes	565	575	563	575
Other fixed-rate debt	680,937	668,949	676,760	650,997
Variable-rate debt	657,491	657,420	657,691	657,527
	$1,931,831	$1,911,122	$1,927,703	$1,884,473

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2014	December 31, 2013
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(195)	$(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(194)	(277)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(807)	(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(807)	(861)
37,491	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(742)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(220)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(231)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	2,604	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,434	3,217
						$1,842	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	March 31, 2014		December 31, 2013
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$5,038	Prepaid expenses and other assets	$6,594
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,196)	Interest rate derivatives	(3,309)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Amount of (losses) gains recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$(2,123)	$462
Amount of losses reclassified from AOCI into interest expense (effective portion)	695	658

Over the next 12 months, we estimate that approximately $3.0 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on any of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2014, the fair value of interest rate derivatives in a liability position related to these agreements was $3.2 million, excluding the effects of accrued interest. As of March 31, 2014, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.4 million.

10.    Redeemable Noncontrolling Interest

The table below sets forth activity in a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$17,758	$10,298
Distribution to noncontrolling interest	(68)	—
Net income (loss) attributable to noncontrolling interest	504	(790)
Adjustment to arrive at fair value of interest	(540)	848
Ending balance	$17,654	$10,356

11.    Equity

During the three months ended March 31, 2014, certain COPLP limited partners redeemed 48,498 common units in COPLP for common shares in COPT on the basis of one common share for each common unit.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Colorado Springs	Other	Operating Wholesale Data Center	Total
Three Months Ended March 31, 2014
Revenues from real estate operations	$61,113	$24,968	$8,479	$2,555	$3,634	$4,316	$11,496	$3,340	$18	$2,576	$2,401	$124,896
Property operating expenses	23,597	8,973	4,474	653	1,765	1,504	5,476	1,300	(9)	331	1,688	49,752
NOI from real estate operations	$37,516	$15,995	$4,005	$1,902	$1,869	$2,812	$6,020	$2,040	$27	$2,245	$713	$75,144
Additions to long-lived assets	$5,741	$3,495	$(6)	$2,507	$63	$839	$1,012	$11	$—	$55	$12	$13,729
Transfers from non-operating properties	$(169)	$26,588	$—	$20,102	$—	$—	$7,154	$3,176	$11	$—	$78	$56,940
Segment assets at March 31, 2014	$1,237,796	$636,895	$117,812	$99,378	$97,843	$95,645	$307,699	$94,428	$7	$79,535	$165,711	$2,932,749
Three Months Ended March 31, 2013
Revenues from real estate operations	$58,660	$22,942	$7,757	$740	$4,244	$3,992	$10,719	$2,487	$6,682	$2,501	$1,353	$122,077
Property operating expenses	20,053	7,817	3,888	182	1,949	1,193	4,168	838	2,437	225	1,316	44,066
NOI from real estate operations	$38,607	$15,125	$3,869	$558	$2,295	$2,799	$6,551	$1,649	$4,245	$2,276	$37	$78,011
Additions to long-lived assets	$2,760	$1,544	$10	$—	$157	$275	$702	$—	$315	$91	$—	$5,854
Transfers from non-operating properties	$22,997	$9,839	$—	$24,240	$—	$6	$113	$7,050	$1,783	$—	$65,568	$131,596
Segment assets at March 31, 2013	$1,279,794	$574,970	$119,145	$52,361	$102,928	$97,346	$317,953	$85,017	$177,728	$81,714	$166,920	$3,055,876

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Segment revenues from real estate operations	$124,896	$122,077
Construction contract and other service revenues	21,790	14,262
Less: Revenues from discontinued operations (Note 15)	(19)	(10,120)
Total revenues	$146,667	$126,219

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Segment property operating expenses	$49,752	$44,066
Less: Property operating expenses from discontinued operations (Note 15)	20	(3,678)
Total property operating expenses	$49,772	$40,388

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

	For the Three Months Ended March 31,
	2014	2013
Construction contract and other service revenues	$21,790	$14,262
Construction contract and other service expenses	(18,624)	(13,477)
NOI from service operations	$3,166	$785

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
NOI from real estate operations	$75,144	$78,011
NOI from service operations	3,166	785
Interest and other income	1,285	946
Equity in income of unconsolidated entities	60	41
Income tax expense	(64)	(16)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(43,596)	(27,010)
General, administrative and leasing expenses	(8,143)	(7,820)
Business development expenses and land carry costs	(1,326)	(1,359)
Interest expense on continuing operations	(20,827)	(20,290)
NOI from discontinued operations	(39)	(6,442)
Loss on early extinguishment of debt	—	(5,184)
Income from continuing operations	$5,660	$11,662

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2014	March 31, 2013
Segment assets	$2,932,749	$3,055,876
Non-operating property assets	503,030	490,083
Other assets	170,118	139,140
Total COPT consolidated assets	$3,605,897	$3,685,099

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses and loss on early extinguishment of debt to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

13.    Share-Based Compensation

Performance Share Units (“PSUs”)

On March 6, 2014, our Board of Trustees granted 49,103 PSUs with an aggregate grant date fair value of $1.7 million to executives.  The PSUs have a performance period beginning on January 1, 2014 and concluding on the earlier of December 31, 2016 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

We computed a grant date fair value of $35.09 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $26.52; expected volatility for COPT common shares of 28.6%; and a risk-free interest rate of 0.66%.  We are recognizing the grant date fair value in connection with these PSU awards over the period commencing on March 6, 2014 and ending on December 31, 2016.

With regard to the PSUs granted to our executives in prior years that were outstanding as of December 31, 2013 as described in our 2013 Annual Report on Form 10-K:

•
the performance period for the PSUs granted to executives on March 3, 2011 ended on March 2, 2014. Based on COPT’s total shareholder return during the performance period relative to its peer group of companies, there was no payout value in connection with the termination of the PSUs; and

•	the PSUs granted to executives on March 1, 2012 and March 1, 2013 were outstanding as of March 31, 2014.

Restricted Shares

During the three months ended March 31, 2014, certain employees, as well as a nonemployee member of our Board of Trustees, were granted a total of 177,356 restricted shares with an aggregate grant date fair value of $4.7 million (weighted average of $26.63 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the three months ended March 31, 2014, forfeiture restrictions lapsed on 110,356 previously issued common shares; these shares had a weighted average grant date fair value of $29.52 per share, and the aggregate intrinsic value of the shares on the vesting dates was $2.9 million.

Options

During the three months ended March 31, 2014, 26,614 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $21.34 per share, and the aggregate intrinsic value of the options exercised was $126,000.

14.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Deferred
Federal	$(53)	$(13)
State	(11)	(3)
Total income tax expense	$(64)	$(16)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 38.1% for the three months ended March 31, 2014 and 36.0% for the three months ended March 31, 2013.

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

•
nine operating properties the Baltimore/Washington Corridor and five operating properties in Colorado Springs for which the title to the properties was transferred to the mortgage lender on December 23, 2013.

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenue from real estate operations	$19	$10,120
Property operating expenses	20	(3,678)
Depreciation and amortization	—	(1,242)
Impairment losses	(1)	(1,857)
General, administrative and leasing expenses	—	(1)
Interest expense	—	(2,081)
Loss on sales of real estate	(4)	—
Loss on early extinguishment of debt	(23)	—
Discontinued operations	$11	$1,261

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations	$5,660	$11,662
Gain on sales of real estate, net	—	2,354
Preferred share dividends	(4,490)	(6,106)
Income from continuing operations attributable to noncontrolling interests	(932)	(167)
Income from continuing operations attributable to restricted shares	(121)	(118)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$117	$7,625
Discontinued operations	11	1,261
Discontinued operations attributable to noncontrolling interests	2	(90)
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$130	$8,796
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	87,080	81,397
Dilutive effect of share-based compensation awards	112	52
Denominator for diluted EPS (common shares)	87,192	81,449
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.00	$0.09
Discontinued operations attributable to COPT common shareholders	0.00	0.02
Net income attributable to COPT common shareholders	$0.00	$0.11
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.00	$0.09
Discontinued operations attributable to COPT common shareholders	0.00	0.02
Net income attributable to COPT common shareholders	$0.00	$0.11

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2014	2013
Conversion of common units	3,958	3,893
Conversion of Series I Preferred Units	176	176
Conversion of Series K Preferred Shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares for the three months ended March 31, 2014 and 2013 of 390,000 and 409,000, respectively, and

•	weighted average options for the three months ended March 31, 2014 and 2013 of 588,000 and 621,000, respectively.

As discussed in Note 8, we have outstanding senior notes that have an exchange settlement feature, but such notes did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations	$5,660	$11,662
Gain on sales of real estate, net	—	2,354
Preferred unit distributions	(4,655)	(6,271)
(Income) loss from continuing operations attributable to noncontrolling interests	(739)	369
Income from continuing operations attributable to restricted units	(121)	(118)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$145	$7,996
Discontinued operations	11	1,261
Discontinued operations attributable to noncontrolling interests	2	(33)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$158	$9,224
Denominator (all weighted averages):
Denominator for basic EPU (common units)	91,038	85,290
Dilutive effect of share-based compensation awards	112	52
Denominator for basic and diluted EPU (common units)	91,150	85,342
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.00	$0.09
Discontinued operations attributable to COPLP common unitholders	0.00	0.02
Net income attributable to COPLP common unitholders	$0.00	$0.11
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.00	$0.09
Discontinued operations attributable to COPLP common unitholders	0.00	0.02
Net income attributable to COPLP common unitholders	$0.00	$0.11

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended March 31,
	2014	2013
Conversion of Series I preferred units	176	176
Conversion of Series K preferred units	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units for the three months ended March 31, 2014 and 2013 of 390,000 and 409,000, respectively; and

•	weighted average options for the three months ended March 31, 2014 and 2013 of 588,000 and 621,000, respectively.

As discussed in Note 8, we have outstanding senior notes that have an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a joint venture interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation plus accrued interest and penalties. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of March 31, 2014; however, the joint venture no longer holds any property and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of March 31, 2014 because the actions that would trigger performance are all within our control.

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.9 million liability through March 31, 2014 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

COPT is a REIT that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. COPLP and its subsidiaries are the entities through which COPT, the sole general partner of COPLP, conduct almost all of its operations and owns almost all of its assets. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. COPLP owns real estate both directly and through subsidiary partnerships and LLCs. COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

During the three months ended March 31, 2014, we:

•	placed into service an aggregate of 355,000 square feet in two newly constructed properties that were 100% leased as of March 31, 2014; and

•	finished the period with occupancy of our portfolio of operating office properties at 89.8%.

In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 5.65% and is scheduled to mature in 2017. While we intend to negotiate with the lender to restructure the loan, we expect that we will convey the properties to the lender to extinguish the loan.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	March 31, 2014	December 31, 2013
Occupancy rates at period end
Total	89.8%	89.1%
Baltimore/Washington Corridor	92.0%	91.7%
Northern Virginia	89.9%	88.6%
San Antonio	96.6%	96.6%
Huntsville	85.6%	80.7%
Washington, DC - Capitol Riverfront	76.4%	76.4%
St. Mary’s and King George Counties	93.4%	89.8%
Greater Baltimore	78.4%	77.2%
Greater Philadelphia	90.6%	93.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$28.90	$28.99

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2013	17,370	15,484
Square feet vacated upon lease expiration (1)	—	(364)
Occupancy of previously vacated space in connection with new lease (2)	—	217
Square feet constructed or redeveloped	355	358
Square feet removed from operations for redevelopment	(247)	—
Other changes	(5)	—
March 31, 2014	17,473	15,695

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 89.9% as of March 31, 2014, up from 89.4% as of December 31, 2013.

During the three months ended March 31, 2014, we completed 446,000 square feet of leasing, including 176,000 of construction and redevelopment space, and renewed 56.1% of the square footage of our lease expirations for the period (including the effect of early renewals, and excluding the effect of a 219,000 square foot property vacated in Greater Philadelphia that was removed from service for redevelopment).

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 18 megawatts, had 9.0 megawatts in operations as of March 31, 2014, of which 6.3 were leased to tenants with further expansion rights of up to a combined 7.2 megawatts.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	two properties that we expect to convey to a mortgage holder; and

•	property dispositions.

You may refer to Note 15 of the consolidated financial statements for a summary of operating properties that were disposed and therefore are included in discontinued operations.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
NOI from real estate operations	$75,144	$78,011
NOI from service operations	3,166	785
NOI from discontinued operations	(39)	(6,442)
Depreciation and amortization associated with real estate operations	(43,596)	(27,010)
General, administrative and leasing expenses	(8,143)	(7,820)
Business development expenses and land carry costs	(1,326)	(1,359)
Operating income	$25,206	$36,165
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$124,877	$111,957	$12,920
Construction contract and other service revenues	21,790	14,262	7,528
Total revenues	146,667	126,219	20,448
Expenses
Property operating expenses	49,772	40,388	9,384
Depreciation and amortization associated with real estate operations	43,596	27,010	16,586
Construction contract and other service expenses	18,624	13,477	5,147
General, administrative and leasing expenses	8,143	7,820	323
Business development expenses and land carry costs	1,326	1,359	(33)
Total operating expenses	121,461	90,054	31,407
Operating income	25,206	36,165	(10,959)
Interest expense	(20,827)	(20,290)	(537)
Interest and other income	1,285	946	339
Loss on early extinguishment of debt	—	(5,184)	5,184
Equity in income of unconsolidated entities	60	41	19
Income tax expense	(64)	(16)	(48)
Income from continuing operations	5,660	11,662	(6,002)
Discontinued operations	11	1,261	(1,250)
Gain on sales of real estate	—	2,354	(2,354)
Net income	$5,671	$15,277	$(9,606)

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$110,190	$103,075	$7,115
Constructed office properties placed in service	5,986	1,389	4,597
Properties to be conveyed	5,394	5,151	243
Dispositions	19	10,121	(10,102)
Other	3,307	2,341	966
	124,896	122,077	2,819
Property operating expenses
Same Office Properties	44,401	36,447	7,954
Constructed office properties placed in service	1,550	416	1,134
Properties to be conveyed	1,820	1,802	18
Dispositions	(20)	3,834	(3,854)
Other	2,001	1,567	434
	49,752	44,066	5,686
NOI from real estate operations
Same Office Properties	65,789	66,628	(839)
Constructed office properties placed in service	4,436	973	3,463
Properties to be conveyed	3,574	3,349	225
Dispositions	39	6,287	(6,248)
Other	1,306	774	532
	$75,144	$78,011	$(2,867)
Same Office Properties rent statistics
Average occupancy rate	89.7%	88.9%	0.8%
Average straight-line rent per occupied square foot (1)	$6.11	$6.08	$0.03

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

The increase in revenues from our Same Office Properties included a $1.3 million, or 1.6%, increase in rental revenue (including $323,000 in connection with lease terminations) and a $5.8 million, or 30.3%, increase in tenant recoveries and other real estate operations revenue. The increases in tenant recoveries and other real estate operations revenue and property operating expenses for these properties were primarily due to higher than normal snowfall and lower than normal temperatures in the Mid-Atlantic region.

Our Same Office Properties pool consisted of 170 office properties, comprising 88.4% of our operating office square footage as of March 31, 2014. Operating office properties disposed or otherwise no longer held for long-term investment (currently two properties expected to be conveyed to lenders) by, or as of, March 31, 2014 were excluded from the Same Office Properties pool. This pool of properties included the following changes from the pool used for purposes of comparing 2013 and 2012 in our 2013 Annual Report on Form 10-K: the additions of three properties placed in service and 100% operational by January 1, 2013, one property acquired and fully operational by January 1, 2013 and two properties in the Greater Philadelphia region (this region was previously excluded from the pool as it was not considered held for long-term investment); and the removal of one property newly classified as redevelopment.

NOI from Service Operations

	For the Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)
Construction contract and other service revenues	$21,790	$14,262	$7,528
Construction contract and other service expenses	18,624	13,477	5,147
NOI from service operations	$3,166	$785	$2,381

The increase in NOI from service operations was due primarily to $2.4 million in income recognized on one large construction contract in the current period.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to our revision of the useful life of a property that was removed from service for redevelopment.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the prior period was attributable primarily to a $5.3 million loss recognized on our repayment of a $53.7 million principal amount of our 4.25% Exchangeable Senior Notes.

 Gain on Sales of Real Estate

The gain on sales of real estate in the prior period was attributable to the condemnation of a land parcel in the Greater Baltimore region in connection with an interstate widening project.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of those properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; and accounting charges for original issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing below sets forth the computation of the above stated measures for the three months ended March 31, 2014 and 2013 of COPT and subsidiaries, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars and shares in thousands, except per share data)
Net income	$5,671	$15,277
Real estate-related depreciation and amortization	43,596	28,252
Impairment losses on previously depreciated operating properties	1	1,857
Loss on sales of previously depreciated operating properties	4	—
FFO	49,272	45,386
Less: Noncontrolling interests-preferred units in COPLP	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(761)	(727)
Less: Preferred share dividends	(4,490)	(6,106)
Basic and Diluted FFO allocable to restricted shares	(205)	(183)
Basic and Diluted FFO	$43,651	$38,205
Gain on sales of non-operating properties	—	(2,354)
Loss on early extinguishment of debt	23	5,184
Diluted FFO, as adjusted for comparability	$43,674	$41,035

Weighted average common shares	87,080	81,397
Conversion of weighted average common units	3,958	3,893
Weighted average common shares/units - Basic FFO	91,038	85,290
Dilutive effect of share-based compensation awards	112	52
Weighted average common shares/units - Diluted FFO	91,150	85,342

Diluted FFO per share	$0.48	$0.45
Diluted FFO per share, as adjusted for comparability	$0.48	$0.48

Numerator for diluted EPS	$130	$8,796
Income allocable to noncontrolling interests-common units in COPLP	16	429
Real estate-related depreciation and amortization	43,596	28,252
Impairment losses on previously depreciated operating properties	1	1,857
Numerator for diluted EPS allocable to restricted shares	121	118
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(180)	(274)
Increase (decrease) in noncontrolling interests unrelated to earnings	168	(790)
Basic and diluted FFO allocable to restricted shares	(205)	(183)
Loss on sales of previously depreciated operating properties	4	—
Basic and Diluted FFO	$43,651	$38,205
Gain on sales of non-operating properties	—	(2,354)
Loss on early extinguishment of debt	23	5,184
Diluted FFO, as adjusted for comparability	$43,674	$41,035

Denominator for diluted EPS	87,192	81,449
Weighted average common units	3,958	3,893
Denominator for diluted FFO per share measures	91,150	85,342

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2014 (in thousands):

Construction, development and redevelopment	$40,462
Tenant improvements on operating properties	4,973	(1)
Capital improvements on operating properties	3,154
	$48,589

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $4.2 million when comparing the three months ended March 31, 2014 and 2013 due primarily to:

•	$7.1 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes; and

•	a $5.8 million increase in cash flow from construction contract and other services attributable in large part to the timing of cash payments and collections on construction projects; offset in part by

•	a $6.8 million decrease in net cash from revenues and operating expenses associated with real estate operations due in large part to our dispositions of properties in 2013.

Net cash flow used in investing activities increased $679,000 when comparing the three months ended March 31, 2014 and 2013.

Net cash flow used in financing activities in the three months ended March 31, 2014 was $26.7 million, and was comprised primarily of dividends and/or distributions to shareholders and/or unitholders.

Net cash flow provided by financing activities in the three months ended March 31, 2013 was $25.8 million, and included the following:

•	net proceeds from the issuance of preferred shares (or units) of $118.4 million; offset in part by

•	net repayments of debt of $60.3 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $29.8 million.

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

As of March 31, 2014, COPT owned 95.7% of the outstanding common units and 96.4% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of March 31, 2014, we also had $18.4 million in cash and cash equivalents. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We expect to complete future dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of March 31, 2014, the maximum borrowing capacity under this facility totaled $800.0 million, of which $785.2 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $26.2 million as of March 31, 2014, of which $6.4 million was available to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$82,458	$389,751	$274,605	$404,110	$—	$763,945	$1,914,869
Scheduled principal payments	5,121	6,218	4,734	1,505	1,374	5,854	24,806
Interest on debt (3)	57,328	70,772	52,911	35,007	30,674	144,039	390,731
New construction and redevelopment obligations (4)(5)	71,423	30,752	—	—	—	—	102,175
Third-party construction and development obligations (5)(6)	12,900	9,230	—	—	—	—	22,130
Capital expenditures for operating properties (5)(7)	30,585	6,725	—	—	—	—	37,310
Operating leases (8)	690	807	748	725	698	75,377	79,045
Other purchase obligations (9)	911	425	335	66	10	—	1,747
Total contractual cash obligations	$261,416	$514,680	$333,333	$441,413	$32,756	$989,215	$2,572,813

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $7.8 million. We expect to refinance the balloon payments that are due in 2014 using primarily a combination of borrowings under our credit facilities and by accessing the unsecured debt market and/or secured debt market. In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia that is scheduled to mature in 2017; while we intend to negotiate with the lender to restructure the loan, we expect that we will convey the properties to the lender to extinguish the loan.

(3)
Represents interest costs for our outstanding debt as of March 31, 2014 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2014 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)
Represents contractual obligations pertaining to new construction and redevelopment activities.  Properties under, or contractually committed for, construction or redevelopment as of March 31, 2014 included the following:

Activity	Number of Properties	Square Feet (in thousands)	Estimated Remaining Costs(in millions)	Expected Year For Costs to be Incurred Through
Construction of new office properties	8	1,165	$174.1	2016
Redevelopment of existing office properties	4	403	35.9	2016

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

We expect to spend more than $210 million on construction and development costs and approximately $40 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2014.  We expect to fund the construction and development costs using cash on hand, borrowings under our Revolving Credit Facility and existing construction loan facilities.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2014, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no significant changes in our off-balance sheet arrangements from those described in the section entitled “Off-Balance Sheet Arrangements” in our 2013 Annual Report on Form 10-K.

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

The following table sets forth as of March 31, 2014 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt (1)	$86,965	$109,092	$279,339	$155,615	$1,374	$649,799	$1,282,184
Weighted average interest rate	7.22%	5.58%	6.56%	5.64%	4.61%	4.28%	5.25%
Variable rate debt (2)	$614	$286,877	$—	$250,000	$—	$120,000	$657,491

(1)	Represents principal maturities only and therefore excludes net discounts of $7.8 million.

(2)
As of March 31, 2014, maturities include $250.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

The fair value of our debt was $1.9 billion as of March 31, 2014.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $78.6 million as of March 31, 2014.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2014 and December 31, 2013 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2014	December 31, 2013
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(195)	$(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(194)	(277)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(807)	(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(807)	(861)
37,491	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(742)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(220)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(231)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	2,604	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	2,434	3,217
						$1,842	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $550,000 in the three months ended March 31, 2014 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of March 31, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2013 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2014, 48,498 of COPLP’s common units were exchanged for 48,498 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Stephen E. Riffee		/s/ Stephen E. Riffee
	Stephen E. Riffee		Stephen E. Riffee
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	May 1, 2014	Dated:	May 1, 2014