Form 10-Q
period 2014-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2014-07-30
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 18, 2014, 87,678,106 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2014, COPT owned approximately 95.7% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Note 3, Fair Value Measurements of COPT and subsidiaries and COPLP and subsidiaries; and

•	Note 16, Earnings per Share of COPT and subsidiaries and Earnings per Unit of COPLP and subsidiaries;

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPT”; and

•	“Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of COPLP.”

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,724,242	$2,702,693
Projects in development or held for future development	530,000	511,608
Total properties, net	3,254,242	3,214,301
Assets held for sale, net	22,868	—
Cash and cash equivalents	76,216	54,373
Restricted cash and marketable securities	11,689	11,448
Accounts receivable (net of allowance for doubtful accounts of $2,282 and $2,976, respectively)	30,911	27,000
Deferred rent receivable (net of allowance of $1,491 and $2,126, respectively)	93,270	89,456
Intangible assets on real estate acquisitions, net	51,645	59,258
Deferred leasing and financing costs, net	65,251	66,267
Mortgage and other investing receivables	56,549	53,663
Prepaid expenses and other assets	46,859	54,186
Total assets	$3,709,500	$3,629,952
Liabilities and equity
Liabilities:
Debt, net	$2,099,343	$1,927,703
Accounts payable and accrued expenses	105,205	98,785
Rents received in advance and security deposits	27,520	31,492
Dividends and distributions payable	28,342	29,080
Deferred revenue associated with operating leases	12,355	10,369
Interest rate derivatives	3,236	3,309
Other liabilities	14,818	14,207
Total liabilities	2,290,819	2,114,945
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,901	17,758
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; issued and outstanding of 7,431,667 at June 30, 2014 and 9,431,667 at December 31, 2013)	199,083	249,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 87,668,308 at June 30, 2014 and 87,394,512 at December 31, 2013)	877	874
Additional paid-in capital	1,819,436	1,814,015
Cumulative distributions in excess of net income	(688,033)	(641,868)
Accumulated other comprehensive (loss) income	(761)	3,480
Total Corporate Office Properties Trust’s shareholders’ equity	1,330,602	1,425,584
Noncontrolling interests in subsidiaries:
Common units in COPLP	50,323	53,468
Preferred units in COPLP	8,800	8,800
Other consolidated entities	10,055	9,397
Noncontrolling interests in subsidiaries	69,178	71,665
Total equity	1,399,780	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,709,500	$3,629,952

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$94,332	$94,421	$192,367	$186,270
Tenant recoveries and other real estate operations revenue	21,627	21,311	48,469	41,419
Construction contract and other service revenues	23,861	20,795	45,651	35,057
Total revenues	139,820	136,527	286,487	262,746
Expenses
Property operating expenses	43,772	41,333	93,544	81,721
Depreciation and amortization associated with real estate operations	30,895	27,673	74,491	54,683
Construction contract and other service expenses	23,136	19,382	41,760	32,859
Impairment losses	1,302	—	1,302	—
General, administrative and leasing expenses	7,528	6,583	15,671	14,403
Business development expenses and land carry costs	1,351	1,327	2,677	2,686
Total operating expenses	107,984	96,298	229,445	186,352
Operating income	31,836	40,229	57,042	76,394
Interest expense	(23,478)	(21,102)	(44,305)	(41,392)
Interest and other income	1,299	2,006	2,584	2,952
Loss on early extinguishment of debt	(270)	(21,470)	(270)	(26,654)
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	9,387	(337)	15,051	11,300
Equity in (loss) income of unconsolidated entities	(47)	126	13	167
Income tax expense	(92)	(21)	(156)	(37)
Income (loss) from continuing operations	9,248	(232)	14,908	11,430
Discontinued operations	(198)	(4,502)	(187)	(3,241)
Income (loss) before gain on sales of real estate	9,050	(4,734)	14,721	8,189
Gain on sales of real estate	—	329	—	2,683
Net income (loss)	9,050	(4,405)	14,721	10,872
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(158)	671	(174)	242
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(837)	(1,466)	(1,586)	(1,129)
Net income (loss) attributable to COPT	7,890	(5,365)	12,631	9,655
Preferred share dividends	(4,344)	(4,885)	(8,834)	(10,991)
Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,769)	(2,904)
Net income (loss) attributable to COPT common shareholders	$1,777	$(13,154)	$2,028	$(4,240)
Net income (loss) attributable to COPT:
Income (loss) from continuing operations	$8,077	$(990)	$12,805	$12,859
Discontinued operations, net	(187)	(4,375)	(174)	(3,204)
Net income (loss) attributable to COPT	$7,890	$(5,365)	$12,631	$9,655
Basic earnings per common share (1)
Income (loss) from continuing operations	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPT common shareholders	$0.02	$(0.16)	$0.02	$(0.05)
Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPT common shareholders	$0.02	$(0.16)	$0.02	$(0.05)
Dividends declared per common share	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$9,050	$(4,405)	$14,721	$10,872
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(3,630)	7,830	(5,753)	8,292
Losses on interest rate derivatives included in interest expense	719	674	1,414	1,332
Other comprehensive (loss) income	(2,911)	8,504	(4,339)	9,624
Comprehensive income	6,139	4,099	10,382	20,496
Comprehensive income attributable to noncontrolling interests	(1,081)	(1,422)	(1,992)	(1,774)
Comprehensive income attributable to COPT	$5,058	$2,677	$8,390	$18,722

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (279,019 shares)	—	3	3,575	—	—	(3,578)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,868	—	—	—	117,913
Exercise of share options (32,756 shares)	—	—	636	—	—	—	636
Share-based compensation	—	1	3,847	—	—	—	3,848
Restricted common share redemptions (68,762 shares)	—	—	(1,784)	—	—	—	(1,784)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(2,495)	—	—	2,495	—
Comprehensive income	—	—	—	9,655	9,066	1,490	20,211
Dividends	—	—	—	(58,188)	—	—	(58,188)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,422)	(2,422)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(5,631)	—	—	—	(5,631)
Tax loss from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at June 30, 2013 (85,845,403 common shares outstanding)	$249,083	$858	$1,772,470	$(668,892)	$3,631	$69,137	$1,426,287

Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (78,498 shares)	—	—	1,047	—	—	(1,047)	—
Costs associated with common shares issued to the public	—	—	(7)	—	—	—	(7)
Exercise of share options (51,289 shares)	—	—	1,185	—	—	—	1,185
Share-based compensation	—	3	3,542	—	—	—	3,545
Restricted common share redemptions (49,454 shares)	—	—	(1,326)	—	—	—	(1,326)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(72)	—	—	72	—
Comprehensive income	—	—	—	12,631	(4,241)	976	9,366
Dividends	—	—	—	(57,027)	—	—	(57,027)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,483)	(2,483)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(717)	—	—	—	(717)
Balance at June 30, 2014 (87,668,308 common shares outstanding)	$199,083	$877	$1,819,436	$(688,033)	$(761)	$69,178	$1,399,780
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$232,877	$233,068
Construction contract and other service revenues received	35,105	28,898
Property operating expenses paid	(78,621)	(75,566)
Construction contract and other service expenses paid	(34,588)	(33,404)
General, administrative, leasing, business development and land carry costs paid	(16,904)	(14,988)
Interest expense paid	(35,365)	(41,825)
Previously accreted interest expense paid	—	(11,116)
Payments in connection with early extinguishment of debt	(104)	(23,932)
Interest and other income received	346	390
Income taxes refund	204	6
Net cash provided by operating activities	102,950	61,531
Cash flows from investing activities
Construction, development and redevelopment	(105,459)	(99,779)
Tenant improvements on operating properties	(10,842)	(10,496)
Other capital improvements on operating properties	(16,482)	(11,738)
Proceeds from dispositions of properties	1,971	12,344
Mortgage and other loan receivables funded	(565)	(2,756)
Leasing costs paid	(7,772)	(6,048)
Other	(892)	3,144
Net cash used in investing activities	(140,041)	(115,329)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	115,000	374,000
Unsecured senior notes	297,342	347,081
Other debt proceeds	9,931	80,232
Repayments of debt
Revolving Credit Facility	(115,000)	(226,000)
Scheduled principal amortization	(3,437)	(5,003)
Other debt repayments	(133,010)	(486,803)
Deferred financing costs paid	(653)	(2,099)
Net proceeds from issuance of common shares	1,178	118,768
Redemption of preferred shares	(50,000)	(84,750)
Common share dividends paid	(48,118)	(45,852)
Preferred share dividends paid	(9,626)	(12,355)
Distributions paid to noncontrolling interests in COPLP	(2,641)	(2,503)
Restricted share redemptions	(1,326)	(1,784)
Other	(706)	(532)
Net cash provided by financing activities	58,934	52,400
Net increase (decrease) in cash and cash equivalents	21,843	(1,398)
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$76,216	$9,196
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,721	$10,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	75,839	58,244
Impairment losses	1,329	9,052
Settlement of previously accreted interest expense	—	(11,116)
Amortization of deferred financing costs	2,289	2,971
Increase in deferred rent receivable	(1,754)	(6,598)
Amortization of net debt discounts	400	1,328
Loss (gain) on sales of real estate	4	(2,683)
Share-based compensation	3,056	3,296
Loss on early extinguishment of debt	282	2,722
Other	(1,664)	(2,472)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,916)	(4,384)
Increase in restricted cash and marketable securities	(113)	(969)
Decrease in prepaid expenses and other assets	3,213	5,884
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,236	(1,079)
Decrease in rents received in advance and security deposits	(3,972)	(3,537)
Net cash provided by operating activities	$102,950	$61,531
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,153)	$(12,750)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive (loss) income and noncontrolling interests	$(4,369)	$9,592
Dividends/distribution payable	$28,342	$28,602
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,047	$3,578
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$72	$2,495
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$717	$5,631

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,724,242	$2,702,693
Projects in development or held for future development	530,000	511,608
Total properties, net	3,254,242	3,214,301
Assets held for sale, net	22,868	—
Cash and cash equivalents	76,216	54,373
Restricted cash and marketable securities	4,068	3,981
Accounts receivable (net of allowance for doubtful accounts of $2,282 and $2,976, respectively)	30,911	27,000
Deferred rent receivable (net of allowance of $1,491 and $2,126, respectively)	93,270	89,456
Intangible assets on real estate acquisitions, net	51,645	59,258
Deferred leasing and financing costs, net	65,251	66,267
Mortgage and other investing receivables	56,549	53,663
Prepaid expenses and other assets	46,859	54,186
Total assets	$3,701,879	$3,622,485
Liabilities and equity
Liabilities:
Debt, net	$2,099,343	$1,927,703
Accounts payable and accrued expenses	105,205	98,785
Rents received in advance and security deposits	27,520	31,492
Distributions payable	28,342	29,080
Deferred revenue associated with operating leases	12,355	10,369
Interest rate derivatives	3,236	3,309
Other liabilities	7,197	6,740
Total liabilities	2,283,198	2,107,478
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,901	17,758
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at June 30, 2014 and 9,431,667 at December 31, 2013	199,083	249,083
Limited partner, 352,000 preferred units outstanding at June 30, 2014 and December 31, 2013	8,800	8,800
Common units, 87,668,308 and 87,394,512 held by the general partner and 3,899,202 and 3,977,700 held by limited partners at June 30, 2014 and December 31, 2013, respectively	1,182,635	1,226,318
Accumulated other comprehensive (loss) income	(825)	3,605
Total Corporate Office Properties, L.P.’s equity	1,389,693	1,487,806
Noncontrolling interests in subsidiaries	10,087	9,443
Total equity	1,399,780	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,701,879	$3,622,485
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$94,332	$94,421	$192,367	$186,270
Tenant recoveries and other real estate operations revenue	21,627	21,311	48,469	41,419
Construction contract and other service revenues	23,861	20,795	45,651	35,057
Total revenues	139,820	136,527	286,487	262,746
Expenses
Property operating expenses	43,772	41,333	93,544	81,721
Depreciation and amortization associated with real estate operations	30,895	27,673	74,491	54,683
Construction contract and other service expenses	23,136	19,382	41,760	32,859
Impairment losses	1,302	—	1,302	—
General, administrative and leasing expenses	7,528	6,583	15,671	14,403
Business development expenses and land carry costs	1,351	1,327	2,677	2,686
Total operating expenses	107,984	96,298	229,445	186,352
Operating income	31,836	40,229	57,042	76,394
Interest expense	(23,478)	(21,102)	(44,305)	(41,392)
Interest and other income	1,299	2,006	2,584	2,952
Loss on early extinguishment of debt	(270)	(21,470)	(270)	(26,654)
Income (loss) from continuing operations before equity in (loss) income of unconsolidated entities and income taxes	9,387	(337)	15,051	11,300
Equity in (loss) income of unconsolidated entities	(47)	126	13	167
Income tax expense	(92)	(21)	(156)	(37)
Income (loss) from continuing operations	9,248	(232)	14,908	11,430
Discontinued operations	(198)	(4,502)	(187)	(3,241)
Income before gain on sales of real estate	9,050	(4,734)	14,721	8,189
Gain on sales of real estate	—	329	—	2,683
Net income (loss)	9,050	(4,405)	14,721	10,872
Net income attributable to noncontrolling interests in consolidated entities	(837)	(1,473)	(1,574)	(1,137)
Net income (loss) attributable to COPLP	8,213	(5,878)	13,147	9,735
Preferred unit distributions	(4,509)	(5,050)	(9,164)	(11,321)
Issuance costs associated with redeemed preferred units	(1,769)	(2,904)	(1,769)	(2,904)
Net income (loss) attributable to COPLP common unitholders	$1,935	$(13,832)	$2,214	$(4,490)
Net income (loss) attributable to COPLP:
Income (loss) from continuing operations	$8,408	$(1,311)	$13,329	$13,074
Discontinued operations, net	(195)	(4,567)	(182)	(3,339)
Net income (loss) attributable to COPLP	$8,213	$(5,878)	$13,147	$9,735
Basic earnings per common unit (1)
Income (loss) from continuing operations	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPLP common unitholders	$0.02	$(0.16)	$0.02	$(0.05)
Diluted earnings per common unit (1)
Income (loss) from continuing operations	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPLP common unitholders	$0.02	$(0.16)	$0.02	$(0.05)
Distributions declared per common unit	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$9,050	$(4,405)	$14,721	$10,872
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(3,630)	7,830	(5,753)	8,292
Losses on interest rate derivatives included in interest expense	719	674	1,414	1,332
Other comprehensive (loss) income	(2,911)	8,504	(4,339)	9,624
Comprehensive income	6,139	4,099	10,382	20,496
Comprehensive income attributable to noncontrolling interests	(884)	(1,579)	(1,666)	(1,289)
Comprehensive income attributable to COPLP	$5,255	$2,520	$8,716	$19,207

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,913	—	—	117,913
Issuance of common units resulting from exercise of share options	—	—	—	—	32,756	636	—	—	636
Share-based compensation	—	—	—	—	164,404	3,848	—	—	3,848
Restricted common unit redemptions	—	—	—	—	(68,762)	(1,784)	—	—	(1,784)
Comprehensive loss	—	330	—	10,991	—	(1,586)	9,471	1,005	20,211
Distributions to owners of common and preferred units	—	(330)	—	(10,991)	—	(49,289)	—	—	(60,610)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	85	85
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(5,631)	—	—	(5,631)
Tax loss from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at June 30, 2013	352,000	$8,800	9,431,667	$249,083	89,633,926	$1,153,376	$3,763	$11,265	$1,426,287

Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Costs associated with common shares issued to the public	—	—	—	—	—	(7)	—	—	(7)
Issuance of common units resulting from exercise of share options	—	—	—	—	51,289	1,185	—	—	1,185
Share-based compensation	—	—	—	—	193,463	3,545	—	—	3,545
Restricted common unit redemptions	—	—	—	—	(49,454)	(1,326)	—	—	(1,326)
Comprehensive income	—	330	—	8,834	—	3,983	(4,430)	649	9,366
Distributions to owners of common and preferred units	—	(330)	—	(8,834)	—	(50,346)	—	—	(59,510)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(717)	—	—	(717)
Balance at June 30, 2014	352,000	$8,800	7,431,667	$199,083	91,567,510	$1,182,635	$(825)	$10,087	$1,399,780
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$232,877	$233,068
Construction contract and other service revenues received	35,105	28,898
Property operating expenses paid	(78,621)	(75,566)
Construction contract and other service expenses paid	(34,588)	(33,404)
General, administrative, leasing, business development and land carry costs paid	(16,904)	(14,988)
Interest expense paid	(35,365)	(41,825)
Previously accreted interest expense paid	—	(11,116)
Payments in connection with early extinguishment of debt	(104)	(23,932)
Interest and other income received	346	390
Income taxes refund	204	6
Net cash provided by operating activities	102,950	61,531
Cash flows from investing activities
Construction, development and redevelopment	(105,459)	(99,779)
Tenant improvements on operating properties	(10,842)	(10,496)
Other capital improvements on operating properties	(16,482)	(11,738)
Proceeds from dispositions of properties	1,971	12,344
Mortgage and other loan receivables funded	(565)	(2,756)
Leasing costs paid	(7,772)	(6,048)
Other	(892)	3,144
Net cash used in investing activities	(140,041)	(115,329)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	115,000	374,000
Unsecured senior notes	297,342	347,081
Other debt proceeds	9,931	80,232
Repayments of debt
Revolving Credit Facility	(115,000)	(226,000)
Scheduled principal amortization	(3,437)	(5,003)
Other debt repayments	(133,010)	(486,803)
Deferred financing costs paid	(653)	(2,099)
Net proceeds from issuance of common units	1,178	118,768
Redemption of preferred units	(50,000)	(84,750)
Common unit distributions paid	(50,429)	(48,025)
Preferred unit distributions paid	(9,956)	(12,685)
Restricted unit redemptions	(1,326)	(1,784)
Other	(706)	(532)
Net cash provided by financing activities	58,934	52,400
Net increase (decrease) in cash and cash equivalents	21,843	(1,398)
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$76,216	$9,196
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,721	$10,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	75,839	58,244
Impairment losses	1,329	9,052
Settlement of previously accreted interest expense	—	(11,116)
Amortization of deferred financing costs	2,289	2,971
Increase in deferred rent receivable	(1,754)	(6,598)
Amortization of net debt discounts	400	1,328
Loss (gain) on sales of real estate	4	(2,683)
Share-based compensation	3,056	3,296
Loss on early extinguishment of debt	282	2,722
Other	(1,664)	(2,472)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,916)	(4,384)
Decrease (increase) in restricted cash and marketable securities	40	(670)
Decrease in prepaid expenses and other assets	3,213	5,884
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,083	(1,378)
Decrease in rents received in advance and security deposits	(3,972)	(3,537)
Net cash provided by operating activities	$102,950	$61,531
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(7,153)	$(12,750)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive (loss) income and noncontrolling interests	$(4,369)	$9,592
Distributions payable	$28,342	$28,602
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$717	$5,631

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of June 30, 2014, our properties included the following:

•
180 operating office properties totaling 16.9 million square feet (excluding two properties serving as collateral for a nonrecourse mortgage loan which is in default, as discussed further in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q);

•	12 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.4 million square feet upon completion;

•	1,714 acres of land we control that we believe are potentially developable into approximately 19.7 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

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

Interests in COPLP are in the form of common and preferred units. As of June 30, 2014, COPT owned 95.7% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation are substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Prior Out of Period Adjustment

As previously disclosed in our 2013 Annual Report on Form 10-K, during the second quarter of 2013, we identified an error related to the estimated fair value of a redeemable noncontrolling interest in a real estate joint venture. Changes in such fair value are reported as changes in equity with no impact to net income or comprehensive income. The error resulted in an understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet and an overstatement of the line entitled “additional paid-in capital” in the equity section of our consolidation balance sheet of $3.7 million as of December 31, 2012. We have determined that this adjustment was not material to our financial statements for 2012 or 2013. Accordingly, this change is reported as an out-of-period adjustment in the six months ended June 30, 2013.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to the reporting of discontinued operations and disclosures of disposals of components of an entity effective for the quarterly period ended June 30, 2014. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Our adoption of the guidance will result in fewer disposed or held for sale properties being reported as discontinued operations in our results of operations (including properties held for sale as of the end of the current period) but will not otherwise materially affect our consolidated financial statements.

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2017, utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of June 30, 2014, we used a discount rate of 15.5%. The discount rate factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$7,309	$—	$—	$7,309
Common stocks	111	—	—	111
Other	201	—	—	201
Interest rate derivatives (2)	—	2,151	—	2,151
Warrants to purchase common stock (2)	—	255	—	255
Total Assets	$7,621	$2,406	$—	$10,027
Liabilities:
Deferred compensation plan liability (3)	$—	$7,621	$—	$7,621
Interest rate derivatives	—	3,236	—	3,236
Total Liabilities	$—	$10,857	$—	$10,857
Redeemable noncontrolling interest	$—	$—	$18,901	$18,901

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$2,151	$—	$2,151
Warrants to purchase common stock (1)	—	255	—	255
Total Assets	$—	$2,406	$—	$2,406
Liabilities:
Interest rate derivatives	$—	$3,236	$—	$3,236
Redeemable noncontrolling interest	$—	$—	$18,901	$18,901

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

During the six months ended June 30, 2014, we recognized impairment losses on operating properties in the current period primarily in connection with certain of our expected dispositions of properties classified as held for sale. The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of June 30, 2014
	Quoted Prices in		Significant		Impairment Losses Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2014	June 30, 2014
Assets (1):
Properties, net	$—	$—	$9,796	$9,796	$1,328	$1,329
(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of June 30, 2014 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Contracts of sale	$9,796	Contract prices (1)	(1)

(1) These fair value measurements were developed as a result of negotiations between us and purchasers of the properties.

During the six months ended June 30, 2013, we recognized non-cash impairment losses in discontinued operations on operating properties primarily in connection with dispositions completed or expected to occur. The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of June 30, 2013
	Quoted Prices in		Significant		Impairment Losses Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2013	June 30, 2013
Assets (1):
Properties, net	$—	$—	$99,240	$99,240	$7,195	$9,052
(1) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of June 30, 2013 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Bids for properties indicative of value	$99,240	Indicative bids (1)	(1)

(1) These fair value measurements were developed as a result of negotiations between us and purchasers of the properties.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$433,362	$430,472
Buildings and improvements	2,946,094	2,869,870
Less: accumulated depreciation	(655,214)	(597,649)
Operating properties, net	$2,724,242	$2,702,693

During the six months ended June 30, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia that was removed from service for redevelopment.

Projects we had in development or held for future development consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$250,694	$245,676
Construction in progress, excluding land	279,306	265,932
Projects in development or held for future development	$530,000	$511,608

2014 Construction Activities

During the six months ended June 30, 2014, we placed into service an aggregate of 457,000 square feet in three newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville, Alabama. As of June 30, 2014, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion, including three in the Baltimore/Washington Corridor, three in Northern Virginia, one in San Antonio and one in Huntsville. We also had four office properties under redevelopment that we estimate will total 276,000 square feet upon completion, including two in the Baltimore/Washington Corridor, one in Greater Philadelphia and one in St. Mary’s County, Maryland.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2014 (dollars in thousands):

		Nominal
		Ownership		June 30, 2014		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	6/30/2014	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates four buildings and developing others (2)	$136,090	$67,831	$38,632
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	60,259	48,027	40,139
COPT-FD Indian Head, LLC	10/23/2006	75%	Holding land parcel (4)	6,436	—	—
				$202,785	$115,858	$78,771

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s property is in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

(4)
This joint venture’s property is in Charles County, Maryland. In 2012, the joint venture exercised its option under a development agreement to require Charles County to repurchase the land parcel at its original acquisition cost. Under the terms of the agreement with Charles County, the repurchase is expected to occur by August 2014.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 17.

6.     Mortgage and Other Investing Receivables

Mortgage and other investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Notes receivable from City of Huntsville	$46,685	$44,055
Mortgage loan receivable	9,864	9,608
	$56,549	$53,663

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  The mortgage loan receivable reflected above consisted of one loan secured by a property in Greater Baltimore. We did not have an allowance for credit losses in connection with our mortgage and other investing receivables as of June 30, 2014 or December 31, 2013.  The fair value of these receivables approximated their carrying amounts as of June 30, 2014 and December 31, 2013.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Lease incentives	$12,101	$8,435
Prepaid expenses	8,392	19,308
Furniture, fixtures and equipment, net	6,919	6,556
Construction contract costs incurred in excess of billings	6,348	2,462
Deferred tax asset, net (1)	4,159	4,305
Other equity method investments	2,219	2,258
Interest rate derivatives	2,151	6,594
Other assets	4,570	4,268
Prepaid expenses and other assets	$46,859	$54,186

(1) Includes a valuation allowance of $2.1 million.

Other assets, as reported above, include operating notes receivable due from tenants with terms exceeding one year totaling $1.7 million as of June 30, 2014 and December 31, 2013; we carried allowances for estimated losses for $170,000 of the June 30, 2014 balance and $87,000 of the December 31, 2013 balance.

8.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	June 30, 2014	June 30, 2014	December 31, 2013	Stated Interest Rates as of	as of
				June 30, 2014	June 30, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)	(2)	$599,448	$675,060	3.96% - 7.87% (3)	2015-2024
Variable rate secured loan		37,288	37,691	LIBOR + 2.25% (4)	November 2015
Total mortgage and other secured loans		636,736	712,751
Revolving Credit Facility (5)	$800,000	—	—	LIBOR + 0.975% to 1.75%	July 2017
Term Loan Facilities	(6)	570,000	620,000	LIBOR + 1.10% to 2.60% (7)	2015-2019
Unsecured Senior Notes
3.600% Senior Notes (8)		347,369	347,244	3.60%	May 2023
5.250% Senior Notes (9)		245,619	245,445	5.25%	February 2024
3.700% Senior Notes (10)		297,398	—	3.70%	June 2021
Unsecured notes payable		1,654	1,700	0% (11)	2026
4.25% Exchangeable Senior Notes (12)		567	563	4.25%	April 2030
Total debt, net		$2,099,343	$1,927,703

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $55,000 as of June 30, 2014 and $69,000 as of December 31, 2013.

(2)	Includes a $24.2 million balance on construction loans with maximum available borrowings of $26.2 million.

(3)	The weighted average interest rate on these loans was 5.95% as of June 30, 2014.

(4)	The interest rate on the loan outstanding was 2.40% as of June 30, 2014.

(5)	No borrowings were outstanding on this facility as of the end of the respective periods.

(6)
We have the ability to borrow an aggregate of an additional $180.0 million under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(7)	The weighted average interest rate on these loans was 1.78% as of June 30, 2014.

(8)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.6 million as of June 30, 2014 and $2.8 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(9)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $4.4 million as of June 30, 2014 and $4.6 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(10)	Refer to the paragraph below for disclosure pertaining to these notes.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $707,000 as of June 30, 2014 and $761,000 as of December 31, 2013.

(12)
As described further in our 2013 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of June 30, 2014 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $8,000 as of June 30, 2014 and $12,000 as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares as of June 30, 2014 and December 31, 2013 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense at stated interest rate	$6	$1,891	$12	$4,195
Interest expense associated with amortization of discount	2	747	5	1,611
Total	$8	$2,638	$17	$5,806

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has a base interest rate of 5.65% (excluding the effect of default interest) and was originally scheduled to mature in 2017. In July 2014, the lender accelerated the loan’s maturity date to July 2014. Additional disclosure regarding this loan is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q.

On May 14, 2014, we issued a $300.0 million aggregate principal amount of 3.700% Senior Notes at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts, but before other offering expenses, were approximately $297.3 million. The notes mature on June 15, 2021. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus 25 basis points, plus, in each case, accrued and unpaid interest thereon to the date of redemption. The notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $2.6 million at June 30, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

We capitalized interest costs of $1.4 million in the three months ended June 30, 2014, $2.1 million in the three months ended June 30, 2013, $3.0 million in the six months ended June 30, 2014 and $4.5 million in the six months ended June 30, 2013.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$890,386	$897,188	$592,689	$575,374
4.25% Exchangeable Senior Notes	567	575	563	575
Other fixed-rate debt	601,102	589,702	676,760	650,997
Variable-rate debt	607,288	609,085	657,691	657,527
	$2,099,343	$2,096,550	$1,927,703	$1,884,473

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2014	December 31, 2013
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(81)	$(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(80)	(277)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(720)	(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(720)	(861)
37,288	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(647)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(489)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(499)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	1,170	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	981	3,217
						$(1,085)	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	June 30, 2014		December 31, 2013
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$2,151	Prepaid expenses and other assets	$6,594
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,236)	Interest rate derivatives	(3,309)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Amount of (losses) gains recognized in accumulated other comprehensive (loss) income (“AOCI”) (effective portion)	$(3,630)	$7,830	$(5,753)	$8,292
Amount of losses reclassified from AOCI into interest expense (effective portion)	719	674	1,414	1,332

Over the next 12 months, we estimate that approximately $3.1 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2014, the fair value of interest rate derivatives in a liability position related to these agreements was $3.2 million, excluding the effects of accrued interest. As of June 30, 2014, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.5 million.

10.    Redeemable Noncontrolling Interest

The table below sets forth activity in a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	For the Six Months Ended June 30,
	2014	2013
Beginning balance	$17,758	$10,298
Distribution to noncontrolling interest	(590)	(643)
Net income attributable to noncontrolling interest	1,016	285
Adjustment to arrive at fair value of interest	717	5,631
Ending balance	$18,901	$15,571

11.    Equity

On June 16, 2014, COPT redeemed all of its outstanding 7.5% Series H Preferred Shares of beneficial interest (the “Series H Preferred Shares”) at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption. Concurrently, COPLP redeemed the Series H Preferred Units previously owned by COPT that carried terms substantially the same as the Series H Preferred Shares. At the time of the redemption, we recognized a $1.8 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on these securities.

During the six months ended June 30, 2014, certain COPLP limited partners redeemed 78,498 common units in COPLP for common shares in COPT on the basis of one common share for each common unit.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Colorado Springs	Other	Operating Wholesale Data Center	Total
Three Months Ended June 30, 2014
Revenues from real estate operations	$57,456	$20,898	$8,758	$2,404	$3,831	$4,202	$11,024	$2,366	$(12)	$2,545	$2,492	$115,964
Property operating expenses	19,348	7,651	4,817	859	1,754	1,289	4,500	1,144	11	602	1,881	43,856
NOI from real estate operations	$38,108	$13,247	$3,941	$1,545	$2,077	$2,913	$6,524	$1,222	$(23)	$1,943	$611	$72,108
Additions to long-lived assets	$6,289	$4,805	$—	$334	$478	$943	$1,242	$88	$—	$(93)	$10	$14,096
Transfers from non-operating properties	$20,712	$683	$—	$223	$—	$—	$2,953	$10,198	$19	$—	$597	$35,385
Three Months Ended June 30, 2013				—
Revenues from real estate operations	$59,640	$22,988	$8,364	$1,359	$4,177	$4,093	$10,824	$2,784	$6,469	$2,560	$2,017	$125,275
Property operating expenses	19,728	8,204	4,478	310	1,874	1,223	4,097	720	2,185	317	1,518	44,654
NOI from real estate operations	$39,912	$14,784	$3,886	$1,049	$2,303	$2,870	$6,727	$2,064	$4,284	$2,243	$499	$80,621
Additions to long-lived assets	$4,120	$2,696	$7	$3,497	$241	$729	$(648)	$285	$595	$84	$176	$11,782
Transfers from non-operating properties	$6,087	$1,015	$—	$(3,283)	$—	$6	$(9)	$17,567	$896	$2	$881	$23,162
Six Months Ended June 30, 2014
Revenues from real estate operations	$118,569	$45,866	$17,237	$4,959	$7,465	$8,518	$22,520	$5,706	$6	$5,121	$4,893	$240,860
Property operating expenses	42,945	16,624	9,291	1,512	3,519	2,793	9,976	2,444	2	933	3,569	93,608
NOI from real estate operations	$75,624	$29,242	$7,946	$3,447	$3,946	$5,725	$12,544	$3,262	$4	$4,188	$1,324	$147,252
Additions to long-lived assets	$12,030	$8,300	$(6)	$2,841	$541	$1,782	$2,254	$99	$—	$(38)	$22	$27,825
Transfers from non-operating properties	$27,623	$27,271	$—	$20,325	$—	$—	$3,027	$13,374	$30	$—	$675	$92,325
Segment assets at June 30, 2014	$1,259,974	$634,834	$117,328	$97,838	$97,136	$95,553	$300,139	$104,436	$—	$78,918	$165,143	$2,951,299
Six Months Ended June 30, 2013
Revenues from real estate operations	$118,300	$45,930	$16,121	$2,099	$8,421	$8,085	$21,543	$5,271	$13,151	$5,061	$3,370	$247,352
Property operating expenses	39,781	16,021	8,366	492	3,823	2,416	8,265	1,558	4,622	542	2,834	88,720
NOI from real estate operations	$78,519	$29,909	$7,755	$1,607	$4,598	$5,669	$13,278	$3,713	$8,529	$4,519	$536	$158,632
Additions to long-lived assets	$6,880	$4,240	$17	$3,497	$398	$1,004	$54	$285	$910	$175	$176	$17,636
Transfers from non-operating properties	$29,084	$10,854	$—	$20,957	$—	$12	$104	$24,617	$2,679	$2	$66,449	$154,758
Segment assets at June 30, 2013	$1,271,384	$571,851	$118,827	$51,663	$101,476	$97,084	$313,788	$102,098	$171,745	$81,334	$167,312	$3,048,562

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenues from real estate operations	$115,964	$125,275	$240,860	$247,352
Construction contract and other service revenues	23,861	20,795	45,651	35,057
Less: Revenues from discontinued operations (Note 15)	(5)	(9,543)	(24)	(19,663)
Total revenues	$139,820	$136,527	$286,487	$262,746

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Segment property operating expenses	$43,856	$44,654	$93,608	$88,720
Less: Property operating expenses from discontinued operations (Note 15)	(84)	(3,321)	(64)	(6,999)
Total property operating expenses	$43,772	$41,333	$93,544	$81,721

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Construction contract and other service revenues	$23,861	$20,795	$45,651	$35,057
Construction contract and other service expenses	(23,136)	(19,382)	(41,760)	(32,859)
NOI from service operations	$725	$1,413	$3,891	$2,198

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
NOI from real estate operations	$72,108	$80,621	$147,252	$158,632
NOI from service operations	725	1,413	3,891	2,198
Interest and other income	1,299	2,006	2,584	2,952
Equity in (loss) income of unconsolidated entities	(47)	126	13	167
Income tax expense	(92)	(21)	(156)	(37)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(30,895)	(27,673)	(74,491)	(54,683)
Impairment losses	(1,302)	—	(1,302)	—
General, administrative and leasing expenses	(7,528)	(6,583)	(15,671)	(14,403)
Business development expenses and land carry costs	(1,351)	(1,327)	(2,677)	(2,686)
Interest expense on continuing operations	(23,478)	(21,102)	(44,305)	(41,392)
NOI from discontinued operations	79	(6,222)	40	(12,664)
Loss on early extinguishment of debt	(270)	(21,470)	(270)	(26,654)
Income (loss) from continuing operations	$9,248	$(232)	$14,908	$11,430

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2014	June 30, 2013
Segment assets	$2,951,299	$3,048,562
Non-operating property assets	535,462	513,752
Other assets	222,739	137,321
Total COPT consolidated assets	$3,709,500	$3,699,635

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, loss on early extinguishment of debt and gain on sales of real estate to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

•	the PSUs granted to executives on March 1, 2012 and March 1, 2013 were outstanding as of June 30, 2014.

Restricted Shares

During the six months ended June 30, 2014, certain employees, as well as nonemployee members of our Board of Trustees, were granted a total of 207,032 restricted common shares with an aggregate grant date fair value of $5.5 million (weighted average of $26.67 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the six months ended June 30, 2014, forfeiture restrictions lapsed on 158,796 previously issued common shares; these shares had a weighted average grant date fair value of $28.95 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.3 million.

Options

During the six months ended June 30, 2014, 51,289 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $23.11 per share, and the aggregate intrinsic value of the options exercised was $198,000.

14.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Deferred
Federal	$(79)	$(17)	$(132)	$(30)
State	(13)	(4)	(24)	(7)
Total income tax expense	$(92)	$(21)	$(156)	$(37)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 37.4% for the three and six months ended June 30, 2014 and 36.3% for the three and six months ended June 30, 2013.

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

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue from real estate operations	$5	$9,543	$24	$19,663
Property operating expenses	(84)	(3,321)	(64)	(6,999)
Depreciation and amortization	—	(1,262)	—	(2,504)
Impairment losses	(26)	(7,195)	(27)	(9,052)
General, administrative and leasing expenses	—	—	—	(1)
Interest expense	—	(2,267)	—	(4,348)
Loss on sales of real estate	—	—	(4)	—
Loss on early extinguishment of debt	(93)	—	(116)	—
Discontinued operations	$(198)	$(4,502)	$(187)	$(3,241)

As of June 30, 2014, we had eight operating properties in the Greater Baltimore region classified as held for sale. The table below sets forth the components of assets held for sale on our consolidated balance sheet (in thousands):

June 30, 2014
Properties, net	$22,219
Deferred rent receivable	151
Intangible assets on real estate acquisitions, net	164
Deferred leasing costs, net	334
Assets held for sale, net	$22,868

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$9,248	$(232)	$14,908	$11,430
Gain on sales of real estate, net	—	329	—	2,683
Preferred share dividends	(4,344)	(4,885)	(8,834)	(10,991)
Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(1,171)	(1,087)	(2,103)	(1,254)
Income from continuing operations attributable to restricted shares	(108)	(102)	(229)	(220)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	1,856	(8,881)	1,973	(1,256)
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	—	(478)	—	(108)
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$1,856	$(9,359)	$1,973	$(1,364)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$1,856	$(8,881)	$1,973	$(1,256)
Discontinued operations	(198)	(4,502)	(187)	(3,241)
Discontinued operations attributable to noncontrolling interests	11	127	13	37
Numerator for basic EPS on net income (loss) attributable to COPT common shareholders	1,669	(13,256)	1,799	(4,460)
Dilutive effect of common units in COPLP	—	(671)	—	(242)
Numerator for diluted EPS on net income (loss) attributable to COPT common shareholders	$1,669	$(13,927)	$1,799	$(4,702)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	87,214	85,425	87,148	83,422
Dilutive effect of common units	—	3,801	—	3,847
Dilutive effect of share-based compensation awards	201	—	156	—
Denominator for diluted EPS (common shares)	87,415	89,226	87,304	87,269
Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations attributable to COPT common shareholders	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPT common shareholders	$0.02	$(0.16)	$0.02	$(0.05)
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations attributable to COPT common shareholders	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPT common shareholders	$0.02	$(0.16)	$0.02	$(0.05)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Conversion of common units	3,912	—	3,934	—
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended June 30, 2014 and 2013 of 420,000 and 379,000, respectively, and for the six months ended June 30, 2014 and 2013 of 405,000 and 394,000, respectively; and

•	weighted average options for the three months ended June 30, 2014 and 2013 of 496,000 and 536,000, respectively, and for the six months ended June 30, 2014 and 2013 of 512,000 and 537,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$9,248	$(232)	$14,908	$11,430
Gain on sales of real estate, net	—	329	—	2,683
Preferred unit distributions	(4,509)	(5,050)	(9,164)	(11,321)
Issuance costs associated with redeemed preferred units	(1,769)	(2,904)	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(840)	(1,408)	(1,579)	(1,039)
Income from continuing operations attributable to restricted units	(108)	(102)	(229)	(220)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$2,022	$(9,367)	$2,167	$(1,371)
Discontinued operations	(198)	(4,502)	(187)	(3,241)
Discontinued operations attributable to noncontrolling interests	3	(65)	5	(98)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$1,827	$(13,934)	$1,985	$(4,710)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	91,126	89,226	91,082	87,269
Dilutive effect of share-based compensation awards	201	—	156	—
Denominator for basic and diluted EPU (common units)	91,327	89,226	91,238	87,269
Basic EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations attributable to COPLP common unitholders	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPLP common unitholders	$0.02	$(0.16)	$0.02	$(0.05)
Diluted EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.02	$(0.10)	$0.02	$(0.02)
Discontinued operations attributable to COPLP common unitholders	0.00	(0.06)	0.00	(0.03)
Net income (loss) attributable to COPLP common unitholders	$0.02	$(0.16)	$0.02	$(0.05)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•
weighted average restricted units for the three months ended June 30, 2014 and 2013 of 420,000 and 379,000, respectively, and for the six months ended June 30, 2014 and 2013 of 405,000 and 394,000, respectively; and

•	weighted average options for the three months ended June 30, 2014 and 2013 of 496,000 and 536,000, respectively, and for the six months ended June 30, 2014 and 2013 of 512,000 and 537,000, respectively.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a joint venture interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation plus accrued interest and penalties. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of June 30, 2014; however, the joint venture no longer holds any property and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of June 30, 2014 because the actions that would trigger performance are all within our control.

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.9 million liability through June 30, 2014 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

COPT is a REIT that focuses primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. COPLP and its subsidiaries are the entities through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. COPLP owns real estate both directly and through subsidiary partnerships and LLCs. COPLP also owns subsidiaries that provide real estate services such as property management and construction and development services primarily for our properties but also for third parties.

During the six months ended June 30, 2014:

•
we issued a $300.0 million aggregate principal amount of 3.700% Senior Notes on May 14, 2014 at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts, but before other offering expenses, were approximately $297.3 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility, repay $50.0 million under an existing term loan facility, fund the expected redemption of our Series H Preferred Shares and for general corporate purposes;

•
COPT redeemed all of its outstanding Series H Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the 3.700% Senior Notes issuance. These shares accrued dividends equal to 7.5% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series H Preferred Units previously owned by COPT that carried terms substantially the same as the Series H Preferred Shares. At the time of the redemption, we recognized a $1.8 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs incurred on the securities;

•
a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 5.65% (excluding the effect of default interest) and was originally scheduled to mature in 2017. In July 2014, the lender accelerated the loan’s maturity date to July 2014. We expect that we will convey the properties to the lender to extinguish the loan;

•	we placed into service an aggregate of 457,000 square feet in three newly constructed properties that were 91% leased as of June 30, 2014; and

•	we finished the period with occupancy of our portfolio of operating office properties at 89.3%.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties. All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q exclude the effect of the two properties serving as collateral for debt which is in default that we expect to extinguish via conveyance of such properties (totaling 665,000 square feet that were 38.9% occupied as of June 30, 2014); effective April 1, 2014, all cash flows from such properties belong to the lender.

	June 30, 2014	December 31, 2013
Occupancy rates at period end
Total	89.3%	89.1%
Baltimore/Washington Corridor	91.7%	91.7%
Northern Virginia	88.9%	88.6%
San Antonio	96.6%	96.6%
Huntsville	81.5%	80.7%
Washington, DC - Capitol Riverfront	75.7%	76.4%
St. Mary’s and King George Counties	93.2%	89.8%
Greater Baltimore	78.4%	77.2%
Greater Philadelphia	88.9%	93.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$29.10	$28.99

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2013	17,370	15,484
Square feet vacated upon lease expiration (1)	—	(497)
Occupancy of previously vacated space in connection with new leases (2)	—	306
Square feet constructed or redeveloped	528	442
Square feet removed from operations for redevelopment	(304)	—
Square feet of properties to be conveyed	(665)	(623)
Other changes	(6)	(1)
June 30, 2014	16,923	15,111

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 90.8% as of June 30, 2014, up from 90.6% as of December 31, 2013.

During the six months ended June 30, 2014, we completed 1.1 million square feet of leasing, including 188,000 of construction and redevelopment space, and renewed 68.8% of the square footage of our lease expirations for the period (including the effect of early renewals, and excluding the effect of a 219,000 square foot property vacated in Greater Philadelphia that was removed from service for redevelopment).

Wholesale Data Center Property

Our wholesale data center property is expected to have a critical load of 18 megawatts upon completion. As of June 30, 2014, the property had 9.0 megawatts in operations, of which 6.3 were leased to tenants with further expansion rights of up to a combined 7.2 megawatts.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
NOI from real estate operations	$72,108	$80,621	$147,252	$158,632
NOI from service operations	725	1,413	3,891	2,198
NOI from discontinued operations	79	(6,222)	40	(12,664)
Depreciation and amortization associated with real estate operations	(30,895)	(27,673)	(74,491)	(54,683)
Impairment losses	(1,302)	—	(1,302)	—
General, administrative and leasing expenses	(7,528)	(6,583)	(15,671)	(14,403)
Business development expenses and land carry costs	(1,351)	(1,327)	(2,677)	(2,686)
Operating income	$31,836	$40,229	$57,042	$76,394
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

	For the Three Months Ended June 30,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$115,959	$115,732	$227
Construction contract and other service revenues	23,861	20,795	3,066
Total revenues	139,820	136,527	3,293
Expenses
Property operating expenses	43,772	41,333	2,439
Depreciation and amortization associated with real estate operations	30,895	27,673	3,222
Construction contract and other service expenses	23,136	19,382	3,754
Impairment losses	1,302	—	1,302
General, administrative and leasing expenses	7,528	6,583	945
Business development expenses and land carry costs	1,351	1,327	24
Total operating expenses	107,984	96,298	11,686
Operating income	31,836	40,229	(8,393)
Interest expense	(23,478)	(21,102)	(2,376)
Interest and other income	1,299	2,006	(707)
Loss on early extinguishment of debt	(270)	(21,470)	21,200
Equity in (loss) income of unconsolidated entities	(47)	126	(173)
Income tax expense	(92)	(21)	(71)
Income (loss) from continuing operations	9,248	(232)	9,480
Discontinued operations	(198)	(4,502)	4,304
Gain on sales of real estate	—	329	(329)
Net income (loss)	$9,050	$(4,405)	$13,455

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$104,648	$104,657	$(9)
Constructed office properties placed in service	6,222	1,952	4,270
Properties held for sale	730	739	(9)
Properties to be conveyed	1,859	5,287	(3,428)
Dispositions	4	9,546	(9,542)
Other	2,501	3,094	(593)
	115,964	125,275	(9,311)
Property operating expenses
Same Office Properties	37,592	36,718	874
Constructed office properties placed in service	1,910	430	1,480
Properties held for sale	364	327	37
Properties to be conveyed	1,328	1,895	(567)
Dispositions	83	3,435	(3,352)
Other	2,579	1,849	730
	43,856	44,654	(798)
NOI from real estate operations
Same Office Properties	67,056	67,939	(883)
Constructed office properties placed in service	4,312	1,522	2,790
Properties held for sale	366	412	(46)
Properties to be conveyed	531	3,392	(2,861)
Dispositions	(79)	6,111	(6,190)
Other	(78)	1,245	(1,323)
	$72,108	$80,621	$(8,513)
Same Office Properties rent statistics
Average occupancy rate	90.8%	90.4%	0.4%
Average straight-line rent per occupied square foot (1)	$6.16	$6.17	$(0.01)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 161 office properties, comprising 89% of our operating office square footage as of June 30, 2014. The pool excluded operating office properties disposed or otherwise no longer held for long-term investment (currently two properties expected to be conveyed to lenders and eight properties held for sale) by, or as of, June 30, 2014. This pool of properties included the following changes from the pool used for purposes of comparing 2013 and 2012 in our 2013 Annual Report on Form 10-K: the additions of three properties placed in service and 100% operational by January 1, 2013, one property acquired and fully operational by January 1, 2013 and two properties in the Greater Philadelphia region (this region was previously excluded from the pool as it was not considered held for long-term investment); and the removals of eight properties reclassified to held for sale in 2014 and two properties newly classified as redevelopment.

Impairment Losses

We recognized impairment losses in the current and prior periods (including amounts in discontinued operations) in connection with expected dispositions of properties and land.

Interest Expense

The increase in interest expense in the current period included $1.9 million in incremental additional interest expense in connection with the default rate on the debt to be extinguished via conveyance of properties.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the prior period was attributable primarily to a $20.6 million loss recognized on our repayment of a $185.7 million principal amount of our 4.25% Exchangeable Senior Notes resulting from a tender offer completed during the period.

Discontinued Operations

Discontinued operations in the prior period was due primarily to impairment losses recognized in connection with the expected dispositions of properties and land no longer aligned with our strategy.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

	For the Six Months Ended June 30,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$240,836	$227,689	$13,147
Construction contract and other service revenues	45,651	35,057	10,594
Total revenues	286,487	262,746	23,741
Expenses
Property operating expenses	93,544	81,721	11,823
Depreciation and amortization associated with real estate operations	74,491	54,683	19,808
Construction contract and other service expenses	41,760	32,859	8,901
Impairment losses	1,302	—	1,302
General, administrative and leasing expenses	15,671	14,403	1,268
Business development expenses and land carry costs	2,677	2,686	(9)
Total operating expenses	229,445	186,352	43,093
Operating income	57,042	76,394	(19,352)
Interest expense	(44,305)	(41,392)	(2,913)
Interest and other income	2,584	2,952	(368)
Loss on early extinguishment of debt	(270)	(26,654)	26,384
Equity in income of unconsolidated entities	13	167	(154)
Income tax expense	(156)	(37)	(119)
Income from continuing operations	14,908	11,430	3,478
Discontinued operations	(187)	(3,241)	3,054
Gain on sales of real estate	—	2,683	(2,683)
Net income	$14,721	$10,872	$3,849

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$214,132	$207,058	$7,074
Constructed office properties placed in service	12,208	3,341	8,867
Properties held for sale	1,435	1,413	22
Properties to be conveyed	7,253	10,438	(3,185)
Dispositions	23	19,667	(19,644)
Other	5,809	5,435	374
	240,860	247,352	(6,492)
Property operating expenses
Same Office Properties	81,415	72,789	8,626
Constructed office properties placed in service	3,460	840	2,620
Properties held for sale	886	653	233
Properties to be conveyed	3,148	3,697	(549)
Dispositions	63	7,269	(7,206)
Other	4,636	3,472	1,164
	93,608	88,720	4,888
NOI from real estate operations
Same Office Properties	132,717	134,269	(1,552)
Constructed office properties placed in service	8,748	2,501	6,247
Properties held for sale	549	760	(211)
Properties to be conveyed	4,105	6,741	(2,636)
Dispositions	(40)	12,398	(12,438)
Other	1,173	1,963	(790)
	$147,252	$158,632	$(11,380)
Same Office Properties rent statistics
Average occupancy rate	90.8%	90.1%	0.7%
Average straight-line rent per occupied square foot (1)	$12.30	$12.28	$0.02

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the six-month periods set forth above.

The increase in revenues from our Same Office Properties was attributable primarily to a $6.2 million, or 15.8%, increase in tenant recoveries and other real estate operations revenue. The increases in tenant recoveries and other real estate operations revenue and property operating expenses for these properties were primarily due to higher than normal snowfall and lower than normal temperatures in the Mid-Atlantic region in the current period.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to our revision of the useful life of a property that was removed from service for redevelopment.

Impairment Losses

We recognized impairment losses in the current and prior periods (including amounts in discontinued operations) in connection with expected dispositions of properties and land.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the prior period was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Gain on sales of real estate

The gain on sales of real estate in the prior period was attributable primarily to the condemnation of a land parcel in the Greater Baltimore region in connection with an interstate highway widening project.

Discontinued Operations

Discontinued operations in the prior period was due primarily to impairment losses recognized in connection with the expected dispositions of properties and land no longer aligned with our strategy.

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

The table appearing below sets forth the computation of the above stated measures for the three and six months ended June 30, 2014 and 2013 of COPT and subsidiaries, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$9,050	$(4,405)	$14,721	$10,872
Real estate-related depreciation and amortization	30,895	28,935	74,491	57,187
Impairment losses on previously depreciated operating properties	1,328	7,195	1,329	9,052
Loss on sales of previously depreciated operating properties	—	—	4	—
FFO	41,273	31,725	90,545	77,111
Less: Noncontrolling interests-preferred units in COPLP	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(758)	(1,270)	(1,519)	(1,997)
Less: Preferred share dividends	(4,344)	(4,885)	(8,834)	(10,991)
Less: Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,769)	(2,904)
Basic and Diluted FFO allocable to restricted shares	(146)	(89)	(351)	(272)
Basic and Diluted FFO	$34,091	$22,412	$77,742	$60,617
Gain on sales of non-operating properties	—	(329)	—	(2,683)
Loss on early extinguishment of debt	363	21,470	386	26,654
Issuance costs associated with redeemed preferred shares	1,769	2,904	1,769	2,904
FFO on properties in default to be conveyed	3,629	—	3,629	—
Diluted FFO comparability adjustments allocable to restricted shares	(26)	—	(26)	—
Diluted FFO, as adjusted for comparability	$39,826	$46,457	$83,500	$87,492

Weighted average common shares	87,214	85,425	87,148	83,422
Conversion of weighted average common units	3,912	3,801	3,934	3,847
Weighted average common shares/units - Basic FFO	91,126	89,226	91,082	87,269
Dilutive effect of share-based compensation awards	201	96	156	74
Weighted average common shares/units - Diluted FFO	91,327	89,322	91,238	87,343

Diluted FFO per share	$0.37	$0.25	$0.85	$0.69
Diluted FFO per share, as adjusted for comparability	$0.44	$0.52	$0.92	$1.00

Numerator for diluted EPS	$1,669	$(13,927)	$1,799	$(4,702)
Income allocable to noncontrolling interests-common units in COPLP	158	—	174	—
Real estate-related depreciation and amortization	30,895	28,935	74,491	57,187
Impairment losses on previously depreciated operating properties	1,328	7,195	1,329	9,052
Numerator for diluted EPS allocable to restricted shares	108	102	229	220
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(180)	(235)	(360)	(509)
Increase (decrease) in noncontrolling interests unrelated to earnings	259	431	427	(359)
Basic and diluted FFO allocable to restricted shares	(146)	(89)	(351)	(272)
Loss on sales of previously depreciated operating properties	—	—	4	—
Basic and Diluted FFO	$34,091	$22,412	$77,742	$60,617
Gain on sales of non-operating properties	—	(329)	—	(2,683)
Loss on early extinguishment of debt	363	21,470	386	26,654
Issuance costs associated with redeemed preferred shares	1,769	2,904	1,769	2,904
FFO on properties in default to be conveyed	3,629	—	3,629	—
Diluted FFO comparability adjustments allocable to restricted shares	(26)	—	(26)	—
Diluted FFO, as adjusted for comparability	$39,826	$46,457	$83,500	$87,492

Denominator for diluted EPS	87,415	89,226	87,304	87,269
Weighted average common units	3,912	—	3,934	—
Anti-dilutive EPS effect of share-based compensation awards	—	96	—	74
Denominator for diluted FFO per share measures	91,327	89,322	91,238	87,343

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2014 (in thousands):

Construction, development and redevelopment	$108,154
Tenant improvements on operating properties	8,968	(1)
Capital improvements on operating properties	9,513
	$126,635
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $41.4 million when comparing the six months ended June 30, 2014 and 2013 due primarily to $35.0 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes.

Net cash flow used in investing activities increased $24.7 million when comparing the six months ended June 30, 2014 and 2013 due primarily to a decrease in proceeds from sales of properties from the prior period.

Net cash flow used in financing activities in the six months ended June 30, 2014 was $58.9 million, and included the following:

•	net proceeds from debt borrowings of $170.8 million; offset in part by

•	dividends and/or distributions to equityholders of $60.4 million; and

•	redemptions of preferred shares (or units) of $50.0 million.

Net cash flow provided by financing activities in the six months ended June 30, 2013 was $52.4 million, and included the following:

•	net proceeds from the issuance of common shares (or units) of $118.8 million; and

•	net proceeds from debt borrowings of $83.5 million; offset in part by

•	dividends and/or distributions to equityholders of $60.7 million; and

•	redemptions of preferred shares (or units) of $84.8 million.

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

As of June 30, 2014, COPT owned 95.7% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of June 30, 2014, we also had $76.2 million in cash and cash equivalents. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We expect to complete future dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of June 30, 2014, the maximum borrowing capacity under this facility totaled $800.0 million, of which $785.2 million was available.

 We also have construction loan facilities that provide for aggregate borrowings of up to $26.2 million as of June 30, 2014, of which $1.9 million was available to fund future construction costs at specific projects.

The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$—	$339,751	$274,605	$404,110	$—	$1,068,428	$2,086,894
Scheduled principal payments	3,037	6,218	4,734	1,505	1,374	5,854	22,722
Interest on debt (3)	50,948	81,421	64,125	46,221	41,888	161,599	446,202
New construction and redevelopment obligations (4)(5)	55,332	30,752	—	—	—	—	86,084
Third-party construction and development obligations (5)(6)	21,510	13,922	—	—	—	—	35,432
Capital expenditures for operating properties (5)(7)	42,212	8,286	—	—	—	—	50,498
Operating leases (8)	465	799	748	725	698	75,369	78,804
Other purchase obligations (9)	476	411	335	66	10	—	1,298
Total contractual cash obligations	$173,980	$481,560	$344,547	$452,627	$43,970	$1,311,250	$2,807,934

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $10.3 million. In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia that is included in the maturities for 2017; however, in July 2014, the lender accelerated the loan’s maturity date to July 2014. We expect that we will convey the properties to the lender to extinguish the loan.

(3)
Represents interest costs for our outstanding debt as of June 30, 2014 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2014 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend more than $174 million on construction and development costs and approximately $22 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2014.  We expect to fund the construction and development costs using cash on hand, borrowings under our Revolving Credit Facility and existing construction loan facilities and proceeds from property dispositions.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2014, we were in compliance with these financial covenants.

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

The following table sets forth as of June 30, 2014 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt (1)	$2,626	$109,092	$279,339	$155,615	$1,374	$954,282	$1,502,328
Weighted average interest rate	6.52%	5.58%	6.56%	5.64%	4.61%	4.10%	4.83%
Variable rate debt (2)	$411	$236,877	$—	$250,000	$—	$120,000	$607,288

(1)	Represents principal maturities only and therefore excludes net discounts of $10.3 million.

(2)
As of June 30, 2014, maturities include $200.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

The fair value of our debt was $2.1 billion as of June 30, 2014.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $93.8 million as of June 30, 2014.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2014 and December 31, 2013 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2014	December 31, 2013
$100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	$(81)	$(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	(80)	(277)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(720)	(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(720)	(861)
37,288	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(647)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(489)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(499)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	1,170	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	981	3,217
						$(1,085)	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.1 million in the six months ended June 30, 2014 if short-term interest rates were 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of June 30, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2014, 30,000 of COPLP’s common units were exchanged for 30,000 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 14, 2014 and incorporated herein by reference).

10.2	Second Amendment to Employment Agreement, dated June 20, 2014, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Wayne H. Lingafelter (filed herewith).

12.1	COPT’s Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).

12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Stephen E. Riffee		/s/ Stephen E. Riffee
	Stephen E. Riffee		Stephen E. Riffee
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	July 30, 2014	Dated:	July 30, 2014