Form 10-Q
period 2014-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2014-10-28
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 16, 2014, 87,711,731 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2014, COPT owned approximately 95.8% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by certain trustees of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,757,207	$2,702,693
Projects in development or held for future development	513,949	511,608
Total properties, net	3,271,156	3,214,301
Cash and cash equivalents	40,018	54,373
Restricted cash and marketable securities	14,371	11,448
Accounts receivable (net of allowance for doubtful accounts of $750 and $2,976, respectively)	20,180	27,000
Deferred rent receivable (net of allowance of $1,426 and $2,126, respectively)	95,405	89,456
Intangible assets on real estate acquisitions, net	48,300	59,258
Deferred leasing and financing costs, net	65,009	66,267
Mortgage and other investing receivables	50,886	53,663
Prepaid expenses and other assets	74,863	54,186
Total assets	$3,680,188	$3,629,952
Liabilities and equity
Liabilities:
Debt, net	$2,049,992	$1,927,703
Accounts payable and accrued expenses	123,893	98,785
Rents received in advance and security deposits	33,075	31,492
Dividends and distributions payable	28,344	29,080
Deferred revenue associated with operating leases	13,420	10,369
Interest rate derivatives	2,236	3,309
Other liabilities	13,288	14,207
Total liabilities	2,264,248	2,114,945
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,436	17,758
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; issued and outstanding of 7,431,667 at September 30, 2014 and 9,431,667 at December 31, 2013)	199,083	249,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 87,711,731 at September 30, 2014 and 87,394,512 at December 31, 2013)	877	874
Additional paid-in capital	1,822,283	1,814,015
Cumulative distributions in excess of net income	(692,978)	(641,868)
Accumulated other comprehensive income	871	3,480
Total Corporate Office Properties Trust’s shareholders’ equity	1,330,136	1,425,584
Noncontrolling interests in subsidiaries:
Common units in COPLP	49,781	53,468
Preferred units in COPLP	8,800	8,800
Other consolidated entities	8,787	9,397
Noncontrolling interests in subsidiaries	67,368	71,665
Total equity	1,397,504	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,680,188	$3,629,952

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$96,207	$94,641	$288,574	$280,911
Tenant recoveries and other real estate operations revenue	22,069	20,180	70,538	61,599
Construction contract and other service revenues	34,739	16,991	80,390	52,048
Total revenues	153,015	131,812	439,502	394,558
Expenses
Property operating expenses	43,056	41,361	136,600	123,082
Depreciation and amortization associated with real estate operations	30,237	28,205	104,728	82,888
Construction contract and other service expenses	33,593	16,306	75,353	49,165
Impairment losses	66	5,857	1,368	5,857
General, administrative and leasing expenses	7,211	8,027	22,882	22,430
Business development expenses and land carry costs	1,430	1,383	4,107	4,069
Total operating expenses	115,593	101,139	345,038	287,491
Operating income	37,422	30,673	94,464	107,067
Interest expense	(24,802)	(19,342)	(69,107)	(60,734)
Interest and other income (loss)	1,191	(3)	3,775	2,949
Loss on early extinguishment of debt	(176)	(374)	(446)	(27,028)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	13,635	10,954	28,686	22,254
Equity in income of unconsolidated entities	193	44	206	211
Income tax expense	(101)	(24)	(257)	(61)
Income from continuing operations	13,727	10,974	28,635	22,404
Discontinued operations	191	(12,974)	4	(16,215)
Income (loss) before gain on sales of real estate	13,918	(2,000)	28,639	6,189
Gain on sales of real estate	10,630	—	10,630	2,683
Net income (loss)	24,548	(2,000)	39,269	8,872
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(768)	232	(942)	474
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(895)	(1,031)	(2,481)	(2,160)
Net income (loss) attributable to COPT	22,720	(2,964)	35,351	6,691
Preferred share dividends	(3,553)	(4,490)	(12,387)	(15,481)
Issuance costs associated with redeemed preferred shares	—	—	(1,769)	(2,904)
Net income (loss) attributable to COPT common shareholders	$19,167	$(7,454)	$21,195	$(11,694)
Net income (loss) attributable to COPT:
Income from continuing operations	$22,537	$9,518	$35,342	$22,377
Discontinued operations, net	183	(12,482)	9	(15,686)
Net income (loss) attributable to COPT	$22,720	$(2,964)	$35,351	$6,691
Basic earnings per common share (1)
Income from continuing operations	$0.22	$0.06	$0.24	$0.04
Discontinued operations	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPT common shareholders	$0.22	$(0.09)	$0.24	$(0.14)
Diluted earnings per common share (1)
Income from continuing operations	$0.22	$0.06	$0.24	$0.04
Discontinued operations	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPT common shareholders	$0.22	$(0.09)	$0.24	$(0.14)
Dividends declared per common share	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$24,548	$(2,000)	$39,269	$8,872
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	1,015	(2,482)	(4,738)	5,810
Losses on interest rate derivatives included in interest expense	756	689	2,170	2,021
Equity in other comprehensive income of equity method investee	—	1,070	—	1,070
Other comprehensive income (loss)	1,771	(723)	(2,568)	8,901
Comprehensive income (loss)	26,319	(2,723)	36,701	17,773
Comprehensive income attributable to noncontrolling interests	(1,968)	(948)	(3,960)	(2,722)
Comprehensive income (loss) attributable to COPT	$24,351	$(3,671)	$32,741	$15,051

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2012 (80,952,986 common shares outstanding)	$333,833	$809	$1,653,672	$(617,455)	$(5,435)	$71,075	$1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (310,889 shares)	—	3	3,988	—	—	(3,991)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,916	—	—	—	117,961
Common shares issued under at-the-market program (1,500,000 shares)	—	15	38,432	—	—	—	38,447
Acquisition of property and noncontrolling interest in other consolidated entity for COPLP common units	—	—	(1,296)	—	—	2,665	1,369
Exercise of share options (32,756 shares)	—	—	642	—	—	—	642
Share-based compensation	—	2	5,700	—	—	—	5,702
Restricted common share redemptions (71,523 shares)	—	—	(1,848)	—	—	—	(1,848)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(773)	—	—	773	—
Comprehensive income	—	—	—	6,691	8,360	1,834	16,885
Dividends	—	—	—	(86,700)	—	—	(86,700)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,681)	(3,681)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	85	85
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(6,414)	—	—	—	(6,414)
Tax loss from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at September 30, 2013 (87,381,395 common shares outstanding)	$249,083	$874	$1,812,801	$(700,368)	$2,925	$68,752	$1,434,067

Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (117,149 shares)	—	1	1,544	—	—	(1,545)	—
Costs associated with common shares issued to the public	—	—	(7)	—	—	—	(7)
Exercise of share options (57,888 shares)	—	—	1,359	—	—	—	1,359
Share-based compensation	—	2	5,247	—	—	—	5,249
Restricted common share redemptions (51,681 shares)	—	—	(1,389)	—	—	—	(1,389)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(248)	—	—	248	—
Comprehensive income	—	—	—	35,351	(2,609)	2,313	35,055
Dividends	—	—	—	(84,692)	—	—	(84,692)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,710)	(3,710)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,606)	(1,606)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(7)	—	—	—	(7)
Balance at September 30, 2014 (87,711,731 common shares outstanding)	$199,083	$877	$1,822,283	$(692,978)	$871	$67,368	$1,397,504
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$358,212	$359,431
Construction contract and other service revenues received	62,170	48,877
Property operating expenses paid	(141,489)	(133,799)
Construction contract and other service expenses paid	(58,218)	(53,191)
General, administrative, leasing, business development and land carry costs paid	(22,288)	(20,681)
Interest expense paid	(54,683)	(59,052)
Previously accreted interest expense paid	—	(11,116)
Proceeds from sale of trading marketable securities	—	298
Exit costs on property dispositions	—	(186)
Payments in connection with early extinguishment of debt	(104)	(23,969)
Interest and other income received	448	391
Income taxes refunded	200	6
Net cash provided by operating activities	144,248	107,009
Cash flows from investing activities
Construction, development and redevelopment	(150,862)	(156,820)
Tenant improvements on operating properties	(17,754)	(15,868)
Other capital improvements on operating properties	(21,179)	(17,528)
Proceeds from dispositions of properties	57,973	12,447
Mortgage and other loan receivables funded	(3,610)	(4,111)
Mortgage and other loan receivables payments received	10,278	144
Leasing costs paid	(10,549)	(9,366)
Other	(1,343)	4,257
Net cash used in investing activities	(137,046)	(186,845)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	115,000	457,000
Unsecured senior notes	297,342	592,413
Other debt proceeds	11,569	82,886
Repayments of debt
Revolving Credit Facility	(115,000)	(457,000)
Scheduled principal amortization	(4,914)	(7,229)
Other debt repayments	(183,059)	(542,532)
Deferred financing costs paid	(694)	(9,001)
Net proceeds from issuance of common shares	1,352	157,307
Redemption of preferred shares	(50,000)	(84,750)
Common share dividends paid	(72,217)	(69,451)
Preferred share dividends paid	(13,179)	(16,845)
Distributions paid to noncontrolling interests in COPLP	(3,786)	(3,705)
Restricted share redemptions	(1,389)	(1,848)
Other	(2,582)	(685)
Net cash (used in) provided by financing activities	(21,557)	96,560
Net (decrease) increase in cash and cash equivalents	(14,355)	16,724
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$40,018	$27,318
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,269	$8,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	106,619	87,956
Impairment losses	1,371	30,940
Settlement of previously accreted interest expense	—	(11,116)
Amortization of deferred financing costs	3,646	4,292
Increase in deferred rent receivable	(2,738)	(7,995)
Amortization of net debt discounts	659	1,207
Gain on sales of real estate	(10,654)	(2,683)
Share-based compensation	4,563	4,869
Loss on early extinguishment of debt	458	3,059
Other	(2,446)	(2,284)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,815	1,523
(Increase) decrease in restricted cash and marketable securities	(2,591)	418
Increase in prepaid expenses and other assets	(26,553)	(12,974)
Increase in accounts payable, accrued expenses and other liabilities	24,247	18
Increase in rents received in advance and security deposits	1,583	907
Net cash provided by operating activities	$144,248	$107,009
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(174)	$(13,094)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(2,613)	$7,785
Equity in other comprehensive income of an equity method investee	$—	$1,070
Dividends/distribution payable	$28,344	$29,077
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$5,194
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,545	$3,991
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$248	$773
Increase in redeemable noncontrolling interest and decrease in shareholders’ equity to carry redeemable noncontrolling interest at fair value	$7	$6,414

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Properties, net:
Operating properties, net	$2,757,207	$2,702,693
Projects in development or held for future development	513,949	511,608
Total properties, net	3,271,156	3,214,301
Cash and cash equivalents	40,018	54,373
Restricted cash and marketable securities	6,871	3,981
Accounts receivable (net of allowance for doubtful accounts of $750 and $2,976, respectively)	20,180	27,000
Deferred rent receivable (net of allowance of $1,426 and $2,126, respectively)	95,405	89,456
Intangible assets on real estate acquisitions, net	48,300	59,258
Deferred leasing and financing costs, net	65,009	66,267
Mortgage and other investing receivables	50,886	53,663
Prepaid expenses and other assets	74,863	54,186
Total assets	$3,672,688	$3,622,485
Liabilities and equity
Liabilities:
Debt, net	$2,049,992	$1,927,703
Accounts payable and accrued expenses	123,893	98,785
Rents received in advance and security deposits	33,075	31,492
Distributions payable	28,344	29,080
Deferred revenue associated with operating leases	13,420	10,369
Interest rate derivatives	2,236	3,309
Other liabilities	5,788	6,740
Total liabilities	2,256,748	2,107,478
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,436	17,758
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at September 30, 2014 and 9,431,667 at December 31, 2013	199,083	249,083
Limited partner, 352,000 preferred units outstanding at September 30, 2014 and December 31, 2013	8,800	8,800
Common units, 87,711,731 and 87,394,512 held by the general partner and 3,860,551 and 3,977,700 held by limited partners at September 30, 2014 and December 31, 2013, respectively	1,179,919	1,226,318
Accumulated other comprehensive income	879	3,605
Total Corporate Office Properties, L.P.’s equity	1,388,681	1,487,806
Noncontrolling interests in subsidiaries	8,823	9,443
Total equity	1,397,504	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,672,688	$3,622,485
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$96,207	$94,641	$288,574	$280,911
Tenant recoveries and other real estate operations revenue	22,069	20,180	70,538	61,599
Construction contract and other service revenues	34,739	16,991	80,390	52,048
Total revenues	153,015	131,812	439,502	394,558
Expenses
Property operating expenses	43,056	41,361	136,600	123,082
Depreciation and amortization associated with real estate operations	30,237	28,205	104,728	82,888
Construction contract and other service expenses	33,593	16,306	75,353	49,165
Impairment losses	66	5,857	1,368	5,857
General, administrative and leasing expenses	7,211	8,027	22,882	22,430
Business development expenses and land carry costs	1,430	1,383	4,107	4,069
Total operating expenses	115,593	101,139	345,038	287,491
Operating income	37,422	30,673	94,464	107,067
Interest expense	(24,802)	(19,342)	(69,107)	(60,734)
Interest and other income (loss)	1,191	(3)	3,775	2,949
Loss on early extinguishment of debt	(176)	(374)	(446)	(27,028)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	13,635	10,954	28,686	22,254
Equity in income of unconsolidated entities	193	44	206	211
Income tax expense	(101)	(24)	(257)	(61)
Income from continuing operations	13,727	10,974	28,635	22,404
Discontinued operations	191	(12,974)	4	(16,215)
Income (loss) before gain on sales of real estate	13,918	(2,000)	28,639	6,189
Gain on sales of real estate	10,630	—	10,630	2,683
Net income (loss)	24,548	(2,000)	39,269	8,872
Net income attributable to noncontrolling interests in consolidated entities	(897)	(1,035)	(2,471)	(2,172)
Net income (loss) attributable to COPLP	23,651	(3,035)	36,798	6,700
Preferred unit distributions	(3,718)	(4,655)	(12,882)	(15,976)
Issuance costs associated with redeemed preferred units	—	—	(1,769)	(2,904)
Net income (loss) attributable to COPLP common unitholders	$19,933	$(7,690)	$22,147	$(12,180)
Net income (loss) attributable to COPLP:
Income from continuing operations	$23,460	$9,988	$36,789	$23,062
Discontinued operations, net	191	(13,023)	9	(16,362)
Net income (loss) attributable to COPLP	$23,651	$(3,035)	$36,798	$6,700
Basic earnings per common unit (1)
Income from continuing operations	$0.22	$0.06	$0.24	$0.04
Discontinued operations	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPLP common unitholders	$0.22	$(0.09)	$0.24	$(0.14)
Diluted earnings per common unit (1)
Income from continuing operations	$0.22	$0.06	$0.24	$0.04
Discontinued operations	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPLP common unitholders	$0.22	$(0.09)	$0.24	$(0.14)
Distributions declared per common unit	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$24,548	$(2,000)	$39,269	$8,872
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate derivatives	1,015	(2,482)	(4,738)	5,810
Losses on interest rate derivatives included in interest expense	756	689	2,170	2,021
Equity in other comprehensive income of equity method investee	—	1,070	—	1,070
Other comprehensive income (loss)	1,771	(723)	(2,568)	8,901
Comprehensive income (loss)	26,319	(2,723)	36,701	17,773
Comprehensive income attributable to noncontrolling interests	(964)	(1,050)	(2,630)	(2,339)
Comprehensive income (loss) attributable to COPLP	$25,355	$(3,773)	$34,071	$15,434

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	352,000	$8,800	12,821,667	$333,833	85,020,528	$1,089,391	$(5,708)	$10,183	$1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,961	—	—	117,961
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	1,500,000	38,447	—	—	38,447
Acquisition of property and noncontrolling interest in subsidiary for COPLP common units	—	—	—	—	221,501	3,899	—	(2,530)	1,369
Issuance of common units resulting from exercise of share options	—	—	—	—	32,756	642	—	—	642
Share-based compensation	—	—	—	—	171,287	5,702	—	—	5,702
Restricted common unit redemptions	—	—	—	—	(71,523)	(1,848)	—	—	(1,848)
Comprehensive loss	—	495	—	15,481	—	(9,276)	8,734	1,451	16,885
Distributions to owners of common and preferred units	—	(495)	—	(15,481)	—	(74,405)	—	—	(90,381)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	85	85
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(6,414)	—	—	(6,414)
Tax loss from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at September 30, 2013	352,000	$8,800	9,431,667	$249,083	91,359,549	$1,163,977	$3,026	$9,181	$1,434,067

Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Costs associated with common shares issued to the public	—	—	—	—	—	(7)	—	—	(7)
Issuance of common units resulting from exercise of share options	—	—	—	—	57,888	1,359	—	—	1,359
Share-based compensation	—	—	—	—	193,863	5,249	—	—	5,249
Restricted common unit redemptions	—	—	—	—	(51,681)	(1,389)	—	—	(1,389)
Comprehensive income	—	495	—	12,387	—	23,916	(2,726)	983	35,055
Distributions to owners of common and preferred units	—	(495)	—	(12,387)	—	(75,520)	—	—	(88,402)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,606)	(1,606)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(7)	—	—	(7)
Balance at September 30, 2014	352,000	$8,800	7,431,667	$199,083	91,572,282	$1,179,919	$879	$8,823	$1,397,504
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Revenues from real estate operations received	$358,212	$359,431
Construction contract and other service revenues received	62,170	48,877
Property operating expenses paid	(141,489)	(133,799)
Construction contract and other service expenses paid	(58,218)	(53,191)
General, administrative, leasing, business development and land carry costs paid	(22,288)	(20,681)
Interest expense paid	(54,683)	(59,052)
Previously accreted interest expense paid	—	(11,116)
Proceeds from sale of trading marketable securities	—	298
Exit costs on property dispositions	—	(186)
Payments in connection with early extinguishment of debt	(104)	(23,969)
Interest and other income received	448	391
Income taxes refunded	200	6
Net cash provided by operating activities	144,248	107,009
Cash flows from investing activities
Construction, development and redevelopment	(150,862)	(156,820)
Tenant improvements on operating properties	(17,754)	(15,868)
Other capital improvements on operating properties	(21,179)	(17,528)
Proceeds from dispositions of properties	57,973	12,447
Mortgage and other loan receivables funded	(3,610)	(4,111)
Mortgage and other loan receivables payments received	10,278	144
Leasing costs paid	(10,549)	(9,366)
Other	(1,343)	4,257
Net cash used in investing activities	(137,046)	(186,845)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	115,000	457,000
Unsecured senior notes	297,342	592,413
Other debt proceeds	11,569	82,886
Repayments of debt
Revolving Credit Facility	(115,000)	(457,000)
Scheduled principal amortization	(4,914)	(7,229)
Other debt repayments	(183,059)	(542,532)
Deferred financing costs paid	(694)	(9,001)
Net proceeds from issuance of common units	1,352	157,307
Redemption of preferred units	(50,000)	(84,750)
Common unit distributions paid	(75,508)	(72,661)
Preferred unit distributions paid	(13,674)	(17,340)
Restricted unit redemptions	(1,389)	(1,848)
Other	(2,582)	(685)
Net cash (used in) provided by financing activities	(21,557)	96,560
Net (decrease) increase in cash and cash equivalents	(14,355)	16,724
Cash and cash equivalents
Beginning of period	54,373	10,594
End of period	$40,018	$27,318
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Reconciliation of net income to net cash provided by operating activities:
Net income	$39,269	$8,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	106,619	87,956
Impairment losses	1,371	30,940
Settlement of previously accreted interest expense	—	(11,116)
Amortization of deferred financing costs	3,646	4,292
Increase in deferred rent receivable	(2,738)	(7,995)
Amortization of net debt discounts	659	1,207
Gain on sales of real estate	(10,654)	(2,683)
Share-based compensation	4,563	4,869
Loss on early extinguishment of debt	458	3,059
Other	(2,446)	(2,284)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,815	1,523
(Increase) decrease in restricted cash and marketable securities	(2,558)	822
Increase in prepaid expenses and other assets	(26,553)	(12,974)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	24,214	(386)
Increase in rents received in advance and security deposits	1,583	907
Net cash provided by operating activities	$144,248	$107,009
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(174)	$(13,094)
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(2,613)	$7,785
Equity in other comprehensive income of an equity method investee	$—	$1,070
Distributions payable	$28,344	$29,077
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$5,194
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$7	$6,414

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and defense contractors, most of whom are engaged in defense information technology and national security related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of September 30, 2014, our properties included the following:

•
174 operating office properties totaling 16.9 million square feet (excluding two properties serving as collateral for a nonrecourse mortgage loan which is in default, as discussed further in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q);

•	10 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.1 million square feet upon completion;

•	1,480 acres of land we control that we believe are potentially developable into approximately 18.7 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 18 megawatts.

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

Interests in COPLP are in the form of common and preferred units. As of September 30, 2014, COPT owned 95.8% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation are substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Prior Out of Period Adjustment

As previously disclosed in our 2013 Annual Report on Form 10-K, during the second quarter of 2013, we identified an error related to the estimated fair value of a redeemable noncontrolling interest in a real estate joint venture. Changes in such fair value are reported as changes in equity with no impact to net income or comprehensive income. The error resulted in an understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet and an overstatement of the line entitled “additional paid-in capital” in the equity section of our consolidation balance sheet of $3.7 million as of December 31, 2012. We have determined that this adjustment was not material to our financial statements for 2012 or 2013. Accordingly, this change is reported as an out-of-period adjustment in the nine months ended September 30, 2013.

Recent Accounting Pronouncements

We adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to the reporting of discontinued operations and disclosures of disposals of components of an entity effective for the quarterly period ended June 30, 2014. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Our adoption of the guidance will result in fewer disposed or held for sale properties being reported as discontinued operations in our results of operations (including operating properties sold during the current period) but will not otherwise materially affect our consolidated financial statements.

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

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of September 30, 2014, we used a discount rate of 15.5%. The discount rate factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

For additional fair value information, please refer to Note 6 for mortgage and other investing receivables, Note 8 for debt and Note 9 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$7,187	$—	$—	$7,187
Common stocks	110	—	—	110
Other	203	—	—	203
Interest rate derivatives (2)	—	2,907	—	2,907
Warrants to purchase common stock (2)	—	192	—	192
Total Assets	$7,500	$3,099	$—	$10,599
Liabilities:
Deferred compensation plan liability (3)	$—	$7,500	$—	$7,500
Interest rate derivatives	—	2,236	—	2,236
Total Liabilities	$—	$9,736	$—	$9,736
Redeemable noncontrolling interest	$—	$—	$18,436	$18,436

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2014 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Interest rate derivatives (1)	$—	$2,907	$—	$2,907
Warrants to purchase common stock (1)	—	192	—	192
Total Assets	$—	$3,099	$—	$3,099
Liabilities:
Interest rate derivatives	$—	$2,236	$—	$2,236
Redeemable noncontrolling interest	$—	$—	$18,436	$18,436

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2014, we recognized impairment losses totaling $1.4 million primarily in connection with certain of our operating properties disposed in the current period.

During the nine months ended September 30, 2013, we recognized the following impairment losses:

•
for certain of our operating properties that served as collateral for a nonrecourse loan, we expected that the cash flows to be generated by the properties would be insufficient to fund debt service requirements on the loan. On December 23, 2013, we conveyed the properties to the lender to extinguish the loan. We recognized non-cash impairment losses of $10.4 million (all classified as discontinued operations) on these properties during the three months ended September 30, 2013 resulting primarily from the carrying amount of certain of these properties located in Colorado Springs, Colorado exceeding their fair value;

•
$14.8 million (all classified as discontinued operations and including $186,000 in exit costs) in connection with properties and land no longer aligned with our strategy that we sold, mostly in Colorado Springs; and

•
$5.9 million during the three months ended September 30, 2013 on two properties in the Greater Baltimore region that Management concluded no longer met our strategic investment criteria. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties would not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period.

The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of September 30, 2013
	Quoted Prices in		Significant		Impairment Losses Recognized (1)
	Active Markets for	Significant Other	Unobservable		Three Months	Nine Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	September 30, 2013	September 30, 2013
Assets (2):
Properties, net	$—	$—	$142,702	$142,702	$21,888	$30,940

(1) Represents impairment losses, excluding exit costs incurred of $186,000 for the three months and nine months ended September 30, 2013.
(2) Reflects balance sheet classifications of assets at time of fair value measurement, excluding the effect of held for sale classifications.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of September 30, 2013 (dollars in thousands):

Valuation Technique	Fair Value on Measurement Date	Unobservable Input	Range (Weighted Average)
Contract of sale	$110,499	Contract price (1)	(1)
Discounted cash flow	$32,203	Discount rate	10.0% to 11.0% (10.9%)
		Terminal capitalization rate	9.5% to 10.0% (9.7%)
		Market rent growth rate	3.0% (2)
		Expense growth rate	3.0% (2)

(1) These fair value measurements were developed as a result of negotiations between us and potential, or actual, purchasers of the properties.
(2) Only one value applied for this unobservable input.

4.    Properties, net

Operating properties, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$439,355	$430,472
Buildings and improvements	2,997,450	2,869,870
Less: accumulated depreciation	(679,598)	(597,649)
Operating properties, net	$2,757,207	$2,702,693

During the nine months ended September 30, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia that was removed from service for redevelopment.

Projects in development or held for future development consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$229,286	$245,676
Construction in progress, excluding land	284,663	265,932
Projects in development or held for future development	$513,949	$511,608

2014 Dispositions

During the nine months ended September 30, 2014, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
4969 and 4979 Mercantile Road	White Marsh, MD	7/14/2014	2	96,721	$5,960	$2,126
9930 and 9940 Franklin Square	White Marsh, MD	7/30/2014	2	71,992	10,475	2,303
5020, 5022, 5024 and 5026 Campbell Boulevard	White Marsh, MD	8/4/2014	4	134,245	12,400	666
			8	302,958	$28,835	$5,095

We also sold land in the third quarter of 2014 for $28.3 million and recognized a $5.5 million gain on the sales.

2014 Construction Activities

During the nine months ended September 30, 2014, we placed into service an aggregate of 692,000 square feet in five newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville, Alabama. As of September 30, 2014, we had six office properties under construction, or for which we were contractually committed to construct, that we estimate will total 861,000 square feet upon completion, including two in Northern Virginia, two in the Baltimore/Washington Corridor, one in San Antonio and one in Huntsville. We also had four office properties under redevelopment that we estimate will total 276,000 square feet upon completion, including two in the Baltimore/Washington Corridor, one in Greater Philadelphia and one in St. Mary’s County, Maryland.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of September 30, 2014 (dollars in thousands):

		Nominal
		Ownership		September 30, 2014		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	9/30/2014	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates four buildings and developing others (2)	$139,314	$67,100	$42,134
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	60,115	47,815	39,810
				$199,429	$114,915	$81,944

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s property is in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

During the periods included herein, we also owned an investment in COPT-FD Indian Head, LLC, a joint venture owning property in Charles County, Maryland. On August 7, 2014, the joint venture’s property was repurchased by Charles County under the terms of a development agreement for $6.4 million, after which the proceeds were distributed to the partners. The joint venture has no remaining business operations or assets.

Our commitments and contingencies pertaining to our real estate joint ventures are disclosed in Note 17.

6.     Mortgage and Other Investing Receivables

Mortgage and other investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Notes receivable from the City of Huntsville	$47,878	$44,055
Other investing loans receivable	3,008	9,608
	$50,886	$53,663

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5).  We did not have an allowance for credit losses in connection with our mortgage and other investing receivables as of September 30, 2014 or December 31, 2013.  The fair value of these receivables approximated their carrying amounts as of September 30, 2014 and December 31, 2013.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$24,497	$19,308
Construction contract costs incurred in excess of billings	17,962	2,462
Lease incentives, net	12,939	8,435
Furniture, fixtures and equipment, net	6,527	6,556
Deferred tax asset, net (1)	4,058	4,305
Interest rate derivatives	2,907	6,594
Other equity method investments	2,240	2,258
Other assets	3,733	4,268
Prepaid expenses and other assets	$74,863	$54,186

(1) Includes a valuation allowance of $2.1 million.

Other assets, as reported above, include operating notes receivable due from tenants with terms exceeding one year totaling $1.7 million as of September 30, 2014 and December 31, 2013; we carried allowances for estimated losses for $207,000 of the September 30, 2014 balance and $87,000 of the December 31, 2013 balance.

8.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	September 30, 2014	September 30, 2014	December 31, 2013	Stated Interest Rates as of	as of
				September 30, 2014	September 30, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)		$600,082	$675,060	3.96% - 10.65% (2)	2014-2024
Variable rate secured loan		37,087	37,691	LIBOR + 2.25% (3)	November 2015
Total mortgage and other secured loans		637,169	712,751
Revolving Credit Facility (4)	$800,000	—	—	LIBOR + 0.975% to 1.75%	July 2017
Term Loan Facilities	(5)	520,000	620,000	LIBOR + 1.10% to 2.60% (6)	2015-2019
Unsecured Senior Notes
3.600% Senior Notes (7)		347,432	347,244	3.60%	May 2023
5.250% Senior Notes (8)		245,707	245,445	5.25%	February 2024
3.700% Senior Notes (9)		297,483	—	3.70%	June 2021
Unsecured notes payable		1,631	1,700	0% (10)	2026
4.25% Exchangeable Senior Notes (11)		570	563	4.25%	April 2030
Total debt, net		$2,049,992	$1,927,703

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $49,000 as of September 30, 2014 and $69,000 as of December 31, 2013.

(2)	The weighted average interest rate on these loans was 7.20% as of September 30, 2014.

(3)	The interest rate on the loan outstanding was 2.41% as of September 30, 2014.

(4)	No borrowings were outstanding on this facility as of the end of the respective periods.

(5)
We have the ability to borrow an additional $180.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.80% as of September 30, 2014.

(7)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.6 million as of September 30, 2014 and $2.8 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $4.3 million as of September 30, 2014 and $4.6 million as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)	Refer to the paragraph below for disclosure pertaining to these notes.

(10)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $680,000 as of September 30, 2014 and $761,000 as of December 31, 2013.

(11)
As described further in our 2013 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of September 30, 2014 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $5,000 as of September 30, 2014 and $12,000 as of December 31, 2013.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares as of September 30, 2014 and December 31, 2013 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes before deductions for amounts capitalized (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense at stated interest rate	$6	$6	$18	$4,201
Interest expense associated with amortization of discount	2	2	7	1,613
Total	$8	$8	$25	$5,814

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed our Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

In April 2014, a wholly owned subsidiary defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 10.65% (including the effect of default interest) and was originally scheduled to mature in 2017. In July 2014, the lender accelerated the loan’s maturity date to July 2014. Additional disclosure regarding this loan is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q.

On May 14, 2014, we issued a $300.0 million aggregate principal amount of 3.700% Senior Notes at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts, but before other offering expenses, were approximately $297.3 million. The notes mature on June 15, 2021. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus 25 basis points, plus, in each case, accrued and unpaid interest thereon to the date of redemption. The notes are unconditionally guaranteed by COPT. The carrying value of these notes reflects an unamortized discount totaling $2.5 million at September 30, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

We capitalized interest costs of $1.3 million in the three months ended September 30, 2014, $2.2 million in the three months ended September 30, 2013, $4.3 million in the nine months ended September 30, 2014 and $6.7 million in the nine months ended September 30, 2013.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$890,622	$901,022	$592,689	$575,374
4.25% Exchangeable Senior Notes	570	575	563	575
Other fixed-rate debt	601,713	578,116	676,760	650,997
Variable-rate debt	557,087	558,665	657,691	657,527
	$2,049,992	$2,038,378	$1,927,703	$1,884,473

9.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2014	December 31, 2013
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(556)	$(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(556)	(861)
37,087	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(515)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(300)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(309)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	1,551	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	1,356	3,217
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	—	(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	—	(277)
						$671	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as cash flow hedges of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheet (in thousands):

	September 30, 2014		December 31, 2013
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$2,907	Prepaid expenses and other assets	$6,594
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(2,236)	Interest rate derivatives	(3,309)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gains (losses) recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$1,015	$(2,482)	$(4,738)	$5,810
Amount of losses reclassified from AOCI into interest expense (effective portion)	756	689	2,170	2,021

Over the next 12 months, we estimate that approximately $2.9 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2014, the fair value of interest rate derivatives in a liability position related to these agreements was $2.2 million, excluding the effects of accrued interest. As of September 30, 2014, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $2.5 million.

10.    Redeemable Noncontrolling Interest

The table below sets forth activity in a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Beginning balance	$17,758	$10,298
Distributions	(976)	(811)
Net income attributable to noncontrolling interest	1,647	888
Adjustment to arrive at fair value of interest	7	6,414
Ending balance	$18,436	$16,789

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

During the nine months ended September 30, 2014, certain COPLP limited partners redeemed 117,149 common units in COPLP for common shares in COPT on the basis of one common share for each common unit.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Colorado Springs	Other	Operating Wholesale Data Center	Total
Three Months Ended September 30, 2014
Revenues from real estate operations	$58,883	$21,369	$9,031	$2,471	$3,524	$4,158	$10,436	$2,951	$—	$2,541	$2,876	$118,240
Property operating expenses	19,457	7,500	5,100	763	1,824	1,277	3,810	837	3	257	2,053	42,881
NOI from real estate operations	$39,426	$13,869	$3,931	$1,708	$1,700	$2,881	$6,626	$2,114	$(3)	$2,284	$823	$75,359
Additions to long-lived assets	$7,248	$5,898	$—	$455	$458	$5,189	$3,021	$625	$—	$(125)	$24	$22,793
Transfers from non-operating properties	$22,680	$15,403	$—	$1,496	$—	$—	$495	$2,506	$—	$—	$222	$42,802
Three Months Ended September 30, 2013				—
Revenues from real estate operations	$59,558	$23,062	$7,898	$1,360	$4,295	$4,270	$10,703	$3,258	$6,571	$2,510	$1,076	$124,561
Property operating expenses	19,642	7,999	4,061	382	1,946	1,299	4,143	924	2,361	282	1,846	44,885
NOI from real estate operations	$39,916	$15,063	$3,837	$978	$2,349	$2,971	$6,560	$2,334	$4,210	$2,228	$(770)	$79,676
Additions to long-lived assets	$7,292	$2,459	$251	$4	$86	$630	$1,707	$102	$1,413	$(88)	$86	$13,942
Transfers from non-operating properties	$8,523	$26,355	$—	$(33)	$—	$—	$9	$3,414	$1,860	$—	$2,714	$42,842
Nine Months Ended September 30, 2014
Revenues from real estate operations	$177,452	$67,235	$26,268	$7,430	$10,989	$12,676	$32,956	$8,657	$6	$7,662	$7,769	$359,100
Property operating expenses	62,402	24,124	14,391	2,275	5,343	4,070	13,786	3,281	5	1,190	5,622	136,489
NOI from real estate operations	$115,050	$43,111	$11,877	$5,155	$5,646	$8,606	$19,170	$5,376	$1	$6,472	$2,147	$222,611
Additions to long-lived assets	$19,278	$14,198	$(6)	$3,296	$999	$6,971	$5,275	$724	$—	$(163)	$46	$50,618
Transfers from non-operating properties	$50,303	$42,674	$—	$21,821	$—	$—	$3,522	$15,880	$30	$—	$897	$135,127
Segment assets at September 30, 2014	$1,278,713	$648,248	$116,837	$98,334	$96,131	$100,009	$274,931	$107,051	$—	$78,240	$164,192	$2,962,686
Nine Months Ended September 30, 2013
Revenues from real estate operations	$177,858	$68,992	$24,019	$3,459	$12,716	$12,355	$32,246	$8,529	$19,722	$7,571	$4,446	$371,913
Property operating expenses	59,423	24,020	12,427	874	5,769	3,715	12,408	2,482	6,983	824	4,680	133,605
NOI from real estate operations	$118,435	$44,972	$11,592	$2,585	$6,947	$8,640	$19,838	$6,047	$12,739	$6,747	$(234)	$238,308
Additions to long-lived assets	$14,172	$6,699	$268	$3,501	$484	$1,634	$1,761	$387	$2,323	$87	$262	$31,578
Transfers from non-operating properties	$37,607	$37,209	$—	$20,924	$—	$12	$113	$28,031	$4,539	$2	$69,163	$197,600
Segment assets at September 30, 2013	$1,275,972	$593,335	$118,701	$50,737	$99,852	$96,679	$305,947	$105,112	$158,690	$80,749	$168,039	$3,053,813

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Segment revenues from real estate operations	$118,240	$124,561	$359,100	$371,913
Construction contract and other service revenues	34,739	16,991	80,390	52,048
Less: Revenues from discontinued operations (Note 15)	36	(9,740)	12	(29,403)
Total revenues	$153,015	$131,812	$439,502	$394,558

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Segment property operating expenses	$42,881	$44,885	$136,489	$133,605
Less: Property operating expenses from discontinued operations (Note 15)	175	(3,524)	111	(10,523)
Total property operating expenses	$43,056	$41,361	$136,600	$123,082

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Construction contract and other service revenues	$34,739	$16,991	$80,390	$52,048
Construction contract and other service expenses	(33,593)	(16,306)	(75,353)	(49,165)
NOI from service operations	$1,146	$685	$5,037	$2,883

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
NOI from real estate operations	$75,359	$79,676	$222,611	$238,308
NOI from service operations	1,146	685	5,037	2,883
Interest and other income (loss)	1,191	(3)	3,775	2,949
Equity in income of unconsolidated entities	193	44	206	211
Income tax expense	(101)	(24)	(257)	(61)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(30,237)	(28,205)	(104,728)	(82,888)
Impairment losses	(66)	(5,857)	(1,368)	(5,857)
General, administrative and leasing expenses	(7,211)	(8,027)	(22,882)	(22,430)
Business development expenses and land carry costs	(1,430)	(1,383)	(4,107)	(4,069)
Interest expense on continuing operations	(24,802)	(19,342)	(69,107)	(60,734)
NOI from discontinued operations	(139)	(6,216)	(99)	(18,880)
Loss on early extinguishment of debt	(176)	(374)	(446)	(27,028)
Income from continuing operations	$13,727	$10,974	$28,635	$22,404

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2014	September 30, 2013
Segment assets	$2,962,686	$3,053,813
Non-operating property assets	518,951	530,389
Other assets	198,551	171,386
Total COPT consolidated assets	$3,680,188	$3,755,588

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

•	the PSUs granted to executives on March 1, 2012 and March 1, 2013 were outstanding as of September 30, 2014.

Restricted Shares

During the nine months ended September 30, 2014, certain employees, as well as nonemployee members of our Board of Trustees, were granted a total of 211,982 restricted common shares with an aggregate grant date fair value of $5.7 million (weighted average of $26.71 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  The grants of restricted shares to nonemployee Trustees vest on the first anniversary of the grant date provided that the Trustee remains in his or her position. During the nine months ended September 30, 2014, forfeiture restrictions lapsed on 165,076 previously issued common shares; these shares had a weighted average grant date fair value of $29.01 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.4 million.

Options

During the nine months ended September 30, 2014, 57,888 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $23.50 per share, and the aggregate intrinsic value of the options exercised was $214,000.

14.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Deferred
Federal	$(83)	$(20)	$(215)	$(50)
State	(18)	(4)	(42)	(11)
Total income tax expense	$(101)	$(24)	$(257)	$(61)

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 37.7% for the three and nine months ended September 30, 2014 and 36.7% for the three and nine months ended September 30, 2013.

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

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue from real estate operations	$(36)	$9,740	$(12)	$29,403
Property operating expenses	175	(3,524)	111	(10,523)
Depreciation and amortization	—	(1,005)	—	(3,509)
Impairment recoveries (losses)	24	(16,217)	(3)	(25,269)
General, administrative and leasing expenses	—	—	—	(1)
Interest expense	—	(1,968)	—	(6,316)
Gain on sales of real estate	28	—	24	—
Loss on early extinguishment of debt	—	—	(116)	—
Discontinued operations	$191	$(12,974)	$4	$(16,215)

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$13,727	$10,974	$28,635	$22,404
Gain on sales of real estate, net	10,630	—	10,630	2,683
Preferred share dividends	(3,553)	(4,490)	(12,387)	(15,481)
Issuance costs associated with redeemed preferred shares	—	—	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(1,820)	(1,456)	(3,923)	(2,710)
Income from continuing operations attributable to restricted shares	(103)	(97)	(332)	(317)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$18,881	$4,931	$20,854	$3,675
Discontinued operations	191	(12,974)	4	(16,215)
Discontinued operations attributable to noncontrolling interests	(8)	492	5	529
Numerator for basic and diluted EPS on net income (loss) attributable to COPT common shareholders	$19,064	$(7,551)	$20,863	$(12,011)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	87,290	86,760	87,196	84,547
Dilutive effect of share-based compensation awards	195	—	169	—
Denominator for diluted EPS (common shares)	87,485	86,760	87,365	84,547
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.22	$0.06	$0.24	$0.04
Discontinued operations attributable to COPT common shareholders	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPT common shareholders	$0.22	$(0.09)	$0.24	$(0.14)
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.22	$0.06	$0.24	$0.04
Discontinued operations attributable to COPT common shareholders	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPT common shareholders	$0.22	$(0.09)	$0.24	$(0.14)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Conversion of common units	3,876	3,804	3,915	3,832
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•
weighted average restricted shares for the three months ended September 30, 2014 and 2013 of 401,000 and 377,000, respectively, and for the nine months ended September 30, 2014 and 2013 of 404,000 and 388,000, respectively; and

•
weighted average options for the three months ended September 30, 2014 and 2013 of 490,000 and 613,000, respectively, and for the nine months ended September 30, 2014 and 2013 of 495,000 and 571,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$13,727	$10,974	$28,635	$22,404
Gain on sales of real estate, net	10,630	—	10,630	2,683
Preferred unit distributions	(3,718)	(4,655)	(12,882)	(15,976)
Issuance costs associated with redeemed preferred units	—	—	(1,769)	(2,904)
Income from continuing operations attributable to noncontrolling interests	(897)	(986)	(2,476)	(2,025)
Income from continuing operations attributable to restricted units	(103)	(97)	(332)	(317)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$19,639	$5,236	$21,806	$3,865
Discontinued operations	191	(12,974)	4	(16,215)
Discontinued operations attributable to noncontrolling interests	—	(49)	5	(147)
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$19,830	$(7,787)	$21,815	$(12,497)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	91,166	90,564	91,111	88,379
Dilutive effect of share-based compensation awards	195	—	169	—
Denominator for basic and diluted EPU (common units)	91,361	90,564	91,280	88,379
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.22	$0.06	$0.24	$0.04
Discontinued operations attributable to COPLP common unitholders	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPLP common unitholders	$0.22	$(0.09)	$0.24	$(0.14)
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.22	$0.06	$0.24	$0.04
Discontinued operations attributable to COPLP common unitholders	0.00	(0.15)	0.00	(0.18)
Net income (loss) attributable to COPLP common unitholders	$0.22	$(0.09)	$0.24	$(0.14)

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

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•
weighted average restricted units for the three months ended September 30, 2014 and 2013 of 401,000 and 377,000, respectively, and for the nine months ended September 30, 2014 and 2013 of 404,000 and 388,000, respectively; and

•
weighted average options for the three months ended September 30, 2014 and 2013 of 490,000 and 613,000, respectively, and for the nine months ended September 30, 2014 and 2013 of 495,000 and 571,000, respectively.

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a joint venture interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation plus accrued interest and penalties. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of September 30, 2014; however, the joint venture no longer holds any property and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of September 30, 2014 because the actions that would trigger performance are all within our control.

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.1 million liability through September 30, 2014 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

During the nine months ended September 30, 2014:

•
we issued a $300.0 million aggregate principal amount of 3.700% Senior Notes on May 14, 2014 at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts but before other offering expenses, were approximately $297.3 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility, repay $50.0 million under an existing term loan facility, fund the expected redemption of our Series H Preferred Shares and for general corporate purposes;

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

•
a wholly owned subsidiary defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 10.65% (including the effect of default interest) and was originally scheduled to mature in 2017. In July 2014, the lender accelerated the loan’s maturity date to July 2014. In September 2014, the court appointed a receiver to control the property and to appoint a replacement property manager. We expect that the lender will proceed with a foreclosure action resulting in our conveyance of the properties to the lender to extinguish the loan;

•	we placed into service an aggregate of 692,000 square feet in five newly constructed properties that were 94.6% leased as of September 30, 2014;

•
we completed dispositions of eight operating properties in the Greater Baltimore region totaling 303,000 square feet that were 48.9% occupied for $28.8 million and sold land for $28.3 million. We used most of the proceeds from these sales for general corporate purposes; and

•	we finished the period with occupancy of our portfolio of operating office properties at 91.5%.

On October 15, 2014, our Board of Trustees appointed Anthony Mifsud as our Executive Vice President and Chief Financial Officer effective as of April 1, 2015. He will replace Stephen E. Riffee, who will fulfill his contract term on March 31, 2015.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties. All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q exclude the effect of the two properties serving as collateral for debt that is in default that we expect to extinguish via conveyance to the lender of such properties (totaling 665,000 square feet that were 37.8% occupied as of September 30, 2014); effective April 1, 2014, all cash flows from such properties belong to the lender.

	September 30, 2014	December 31, 2013
Occupancy rates at period end
Total	91.5%	89.1%
Baltimore/Washington Corridor	92.9%	91.7%
Northern Virginia	90.9%	88.6%
San Antonio	96.6%	96.6%
Huntsville	88.4%	80.7%
Washington, DC - Capitol Riverfront	72.6%	76.4%
St. Mary’s and King George Counties	91.2%	89.8%
Greater Baltimore	85.2%	77.2%
Greater Philadelphia	96.2%	93.7%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$29.14	$28.99

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2013	17,370	15,484
Square feet vacated upon lease expiration (1)	—	(571)
Occupancy of previously vacated space in connection with new leases (2)	—	516
Square feet constructed or redeveloped	763	767
Dispositions	(303)	(148)
Square feet removed from operations for redevelopment	(304)	—
Square feet of properties to be conveyed	(665)	(623)
Other changes	2	3
September 30, 2014	16,863	15,428

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 92.1% as of September 30, 2014, up from 90.6% as of December 31, 2013.

During the nine months ended September 30, 2014, we completed 2.0 million square feet of leasing, including 488,000 of construction and redevelopment space, and renewed 73.6% of the square footage of our lease expirations for the period (including the effect of early renewals, and excluding the effect of a 219,000 square foot property vacated in Greater Philadelphia that was removed from service for redevelopment).

Wholesale Data Center Property

Our wholesale data center property is expected to have a critical load of 18 megawatts upon completion. As of September 30, 2014, the property had 9.0 megawatts in operations, of which 6.3 were leased to tenants with further expansion rights of up to a combined 7.2 megawatts.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
NOI from real estate operations	$75,359	$79,676	$222,611	$238,308
NOI from service operations	1,146	685	5,037	2,883
NOI from discontinued operations	(139)	(6,216)	(99)	(18,880)
Depreciation and amortization associated with real estate operations	(30,237)	(28,205)	(104,728)	(82,888)
Impairment losses	(66)	(5,857)	(1,368)	(5,857)
General, administrative and leasing expenses	(7,211)	(8,027)	(22,882)	(22,430)
Business development expenses and land carry costs	(1,430)	(1,383)	(4,107)	(4,069)
Operating income	$37,422	$30,673	$94,464	$107,067

Comparison of Statements of Operations

	For the Three Months Ended September 30,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$118,276	$114,821	$3,455
Construction contract and other service revenues	34,739	16,991	17,748
Total revenues	153,015	131,812	21,203
Expenses
Property operating expenses	43,056	41,361	1,695
Depreciation and amortization associated with real estate operations	30,237	28,205	2,032
Construction contract and other service expenses	33,593	16,306	17,287
Impairment losses	66	5,857	(5,791)
General, administrative and leasing expenses	7,211	8,027	(816)
Business development expenses and land carry costs	1,430	1,383	47
Total operating expenses	115,593	101,139	14,454
Operating income	37,422	30,673	6,749
Interest expense	(24,802)	(19,342)	(5,460)
Interest and other income (loss)	1,191	(3)	1,194
Loss on early extinguishment of debt	(176)	(374)	198
Equity in income of unconsolidated entities	193	44	149
Income tax expense	(101)	(24)	(77)
Income from continuing operations	13,727	10,974	2,753
Discontinued operations	191	(12,974)	13,165
Gain on sales of real estate	10,630	—	10,630
Net income (loss)	$24,548	$(2,000)	$26,548

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$105,409	$104,219	$1,190
Constructed office properties placed in service	7,510	2,677	4,833
Properties to be conveyed	2,000	5,094	(3,094)
Dispositions	216	10,425	(10,209)
Other	3,105	2,146	959
	118,240	124,561	(6,321)
Property operating expenses
Same Office Properties	37,518	36,199	1,319
Constructed office properties placed in service	1,877	736	1,141
Properties to be conveyed	1,268	1,795	(527)
Dispositions	(65)	4,002	(4,067)
Other	2,283	2,153	130
	42,881	44,885	(2,004)
NOI from real estate operations
Same Office Properties	67,891	68,020	(129)
Constructed office properties placed in service	5,633	1,941	3,692
Properties to be conveyed	732	3,299	(2,567)
Dispositions	281	6,423	(6,142)
Other	822	(7)	829
	$75,359	$79,676	$(4,317)
Same Office Properties rent statistics
Average occupancy rate	91.6%	90.8%	0.8%
Average straight-line rent per occupied square foot (1)	$6.13	$6.21	$(0.08)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 161 office properties, comprising 89% of our operating office square footage as of September 30, 2014. The pool excluded operating office properties disposed or otherwise no longer held for long-term investment (currently two properties expected to be conveyed to lenders) by, or as of, September 30, 2014. This pool of properties included the following changes from the pool used for purposes of comparing 2013 and 2012 in our 2013 Annual Report on Form 10-K: the additions of three properties placed in service and 100% operational by January 1, 2013, one property acquired and fully operational by January 1, 2013 and two properties in the Greater Philadelphia region (this region was previously excluded from the pool as it was not considered held for long-term investment); and the removals of eight properties sold in 2014 and two properties newly classified as redevelopment.

NOI from Service Operations

	For the Three Months Ended September 30,
	2014	2013	Variance
	(in thousands)
Construction contract and other service revenues	$34,739	$16,991	$17,748
Construction contract and other service expenses	33,593	16,306	17,287
NOI from service operations	$1,146	$685	$461

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants. Construction contract activity is inherently subject to significant variability depending on the volume and nature of projects undertaken by us (primarily on behalf of tenants). Service operations are an ancillary component of our overall operations that should contribute little operating income relative to our real estate operations.

Impairment Losses

We recognized impairment losses in the prior period (including amounts in discontinued operations) in connection with expected dispositions of properties and land.

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

Gain on sale of real estate

We recognized gain on sales of real estate in the current period of $5.5 million in connection with the disposition of a non-operating property and $5.1 million in connection with dispositions of operating properties in the Greater Baltimore region.

Comparison of Statements of Operations

	For the Nine Months Ended September 30,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$359,112	$342,510	$16,602
Construction contract and other service revenues	80,390	52,048	28,342
Total revenues	439,502	394,558	44,944
Expenses
Property operating expenses	136,600	123,082	13,518
Depreciation and amortization associated with real estate operations	104,728	82,888	21,840
Construction contract and other service expenses	75,353	49,165	26,188
Impairment losses	1,368	5,857	(4,489)
General, administrative and leasing expenses	22,882	22,430	452
Business development expenses and land carry costs	4,107	4,069	38
Total operating expenses	345,038	287,491	57,547
Operating income	94,464	107,067	(12,603)
Interest expense	(69,107)	(60,734)	(8,373)
Interest and other income	3,775	2,949	826
Loss on early extinguishment of debt	(446)	(27,028)	26,582
Equity in income of unconsolidated entities	206	211	(5)
Income tax expense	(257)	(61)	(196)
Income from continuing operations	28,635	22,404	6,231
Discontinued operations	4	(16,215)	16,219
Gain on sales of real estate	10,630	2,683	7,947
Net income	$39,269	$8,872	$30,397

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties	$319,541	$311,277	$8,264
Constructed office properties placed in service	19,762	6,062	13,700
Properties to be conveyed	9,253	15,532	(6,279)
Dispositions	1,698	31,505	(29,807)
Other	8,846	7,537	1,309
	359,100	371,913	(12,813)
Property operating expenses
Same Office Properties	118,933	108,988	9,945
Constructed office properties placed in service	5,385	1,624	3,761
Properties to be conveyed	4,416	5,492	(1,076)
Dispositions	885	11,924	(11,039)
Other	6,870	5,577	1,293
	136,489	133,605	2,884
NOI from real estate operations
Same Office Properties	200,608	202,289	(1,681)
Constructed office properties placed in service	14,377	4,438	9,939
Properties to be conveyed	4,837	10,040	(5,203)
Dispositions	813	19,581	(18,768)
Other	1,976	1,960	16
	$222,611	$238,308	$(15,697)
Same Office Properties rent statistics
Average occupancy rate	91.1%	90.3%	0.8%
Average straight-line rent per occupied square foot (1)	$18.44	$18.49	$(0.05)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine-month periods set forth above.

The increase in revenues from our Same Office Properties was attributable primarily to a $7.7 million, or 13.3%, increase in tenant recoveries and other real estate operations revenue. The increases in tenant recoveries and other real estate operations revenue and property operating expenses for these properties were primarily due to higher than normal snowfall and lower than normal temperatures in the Mid-Atlantic region in the current period.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to our revision of the useful life of a property that was removed from service for redevelopment.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2014	2013	Variance
	(in thousands)
Construction contract and other service revenues	$80,390	$52,048	$28,342
Construction contract and other service expenses	75,353	49,165	26,188
NOI from service operations	$5,037	$2,883	$2,154

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants.

Impairment Losses

We recognized impairment losses in the current and prior periods (including amounts in discontinued operations) in connection with expected dispositions of properties and land.

Interest Expense

The increase in interest expense in the current period included $3.8 million in incremental additional interest expense in connection with the default rate on the debt to be extinguished via conveyance of properties.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in the prior period was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Gain on sales of real estate

The gain on sales of real estate in the current period was attributable to the dispositions discussed above for the three-month period, and the prior period amount was attributable primarily to the condemnation of a land parcel in the Greater Baltimore region in connection with an interstate highway widening project.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of those properties (including property NOI, interest expense and gains on debt extinguishment); loss on interest rate derivatives; executive transition costs; and accounting charges for original issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing below sets forth the computation of the above stated measures for the three and nine months ended September 30, 2014 and 2013 of COPT and subsidiaries, and provides reconciliations to the GAAP measures associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$24,548	$(2,000)	$39,269	$8,872
Real estate-related depreciation and amortization	30,237	29,210	104,728	86,397
Impairment (recoveries) losses on previously depreciated operating properties	(7)	22,074	1,322	31,126
Gain on sales of previously depreciated operating properties	(5,123)	—	(5,119)	—
FFO	49,655	49,284	140,200	126,395
Less: Noncontrolling interests-preferred units in COPLP	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(830)	(833)	(2,349)	(2,830)
Less: Preferred share dividends	(3,553)	(4,490)	(12,387)	(15,481)
Less: Issuance costs associated with redeemed preferred shares	—	—	(1,769)	(2,904)
Basic and diluted FFO allocable to restricted shares	(191)	(178)	(542)	(450)
Basic and Diluted FFO	$44,916	$43,618	$122,658	$104,235
Gain on sales of non-operating properties	(5,535)	—	(5,535)	(2,683)
Impairment losses on other properties	49	—	49	—
Loss on early extinguishment of debt	176	374	562	27,028
Issuance costs associated with redeemed preferred shares	—	—	1,769	2,904
FFO on properties in default to be conveyed (1)	3,806	—	7,435	—
Diluted FFO comparability adjustments allocable to restricted shares	7	—	(19)	—
Diluted FFO, as adjusted for comparability	$43,419	$43,992	$126,919	$131,484

Weighted average common shares	87,290	86,760	87,196	84,547
Conversion of weighted average common units	3,876	3,804	3,915	3,832
Weighted average common shares/units - Basic FFO	91,166	90,564	91,111	88,379
Dilutive effect of share-based compensation awards	195	45	169	63
Weighted average common shares/units - Diluted FFO	91,361	90,609	91,280	88,442

Diluted FFO per share	$0.49	$0.48	$1.34	$1.18
Diluted FFO per share, as adjusted for comparability	$0.48	$0.49	$1.39	$1.49

Numerator for diluted EPS	$19,064	$(7,551)	$20,863	$(12,011)
Income allocable to noncontrolling interests-common units in COPLP	768	(232)	942	(474)
Real estate-related depreciation and amortization	30,237	29,210	104,728	86,397
Impairment (recoveries) losses on previously depreciated operating properties	(7)	22,074	1,322	31,126
Numerator for diluted EPS allocable to restricted shares	103	97	332	317
Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(180)	(238)	(540)	(747)
Increase in noncontrolling interests unrelated to earnings	245	436	672	77
Basic and diluted FFO allocable to restricted shares	(191)	(178)	(542)	(450)
Gain on sales of previously depreciated operating properties	(5,123)	—	(5,119)	—
Basic and Diluted FFO	$44,916	$43,618	$122,658	$104,235
Gain on sales of non-operating properties	(5,535)	—	(5,535)	(2,683)
Impairment losses on other properties	49	—	49	—
Loss on early extinguishment of debt	176	374	562	27,028
Issuance costs associated with redeemed preferred shares	—	—	1,769	2,904
FFO on properties in default to be conveyed (1)	3,806	—	7,435	—
Diluted FFO comparability adjustments allocable to restricted shares	7	—	(19)	—
Diluted FFO, as adjusted for comparability	$43,419	$43,992	$126,919	$131,484

Denominator for diluted EPS	87,485	86,760	87,365	84,547
Weighted average common units	3,876	3,804	3,915	3,832
Anti-dilutive EPS effect of share-based compensation awards	—	45	—	63
Denominator for diluted FFO per share measures	91,361	90,609	91,280	88,442

(1) Interest expense exceeded NOI from these properties by the amounts in the statement.

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2014 (in thousands):

Construction, development and redevelopment	$152,960
Tenant improvements on operating properties	19,214	(1)
Capital improvements on operating properties	17,637
	$189,811
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $37.2 million when comparing the nine months ended September 30, 2014 and 2013 due primarily to $35.1 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes.

Net cash flow used in investing activities decreased $49.8 million when comparing the nine months ended September 30, 2014 and 2013 due primarily to higher proceeds from sales of properties.

Net cash flow used in financing activities in the nine months ended September 30, 2014 was $21.6 million, and included the following:

•	net proceeds from debt borrowings of $120.2 million; offset by

•	dividends and/or distributions to equity holders of $89.2 million; and

•	redemptions of preferred shares (or units) of $50.0 million.

Net cash flow provided by financing activities in the nine months ended September 30, 2013 was $96.6 million, and included the following:

•	net proceeds from the issuance of common shares (or units) of $157.3 million; and

•	net proceeds from debt borrowings of $116.5 million; offset in part by

•	dividends and/or distributions to equity holders of $90.0 million; and

•	redemptions of preferred shares (or units) of $84.8 million.

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

As of September 30, 2014, COPT owned 95.8% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of September 30, 2014, we had $40.0 million in cash and cash equivalents. We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We expect to complete future dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of September 30, 2014, the maximum borrowing capacity under this facility totaled $800.0 million, of which $785.2 million was available.

The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$150,000	$289,751	$274,605	$254,110	$—	$1,063,561	$2,032,027
Scheduled principal payments	1,654	6,794	5,337	2,137	2,036	10,021	27,979
Interest on debt (3)	22,826	72,338	55,573	42,683	41,874	160,919	396,213
New construction and redevelopment obligations (4)(5)	46,529	36,752	—	—	—	—	83,281
Third-party construction and development obligations (5)(6)	16,358	26,017	—	—	—	—	42,375
Capital expenditures for operating properties (5)(7)	39,966	8,072	—	—	—	—	48,038
Operating leases (8)	231	882	824	752	726	77,397	80,812
Other purchase obligations	2,223	758	683	298	10	—	3,972
Total contractual cash obligations	$279,787	$441,364	$337,022	$299,980	$44,646	$1,311,898	$2,714,697

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $10.0 million. In April 2014, a wholly owned subsidiary of ours defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia that is included in the maturities for 2014; we expect that we will convey the properties to the lender to extinguish the loan.

(3)
Represents interest costs for our outstanding debt as of September 30, 2014 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2014 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend more than $80 million on construction and development costs and approximately $10 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2014.  We expect to fund the construction and development costs using cash on hand and borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2014, we were in compliance with these financial covenants.

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

The following table sets forth as of September 30, 2014 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt (1)	$151,444	$109,668	$279,942	$6,247	$2,036	$953,582	$1,502,919
Weighted average interest rate	10.61%	5.57%	6.56%	5.18%	4.61%	4.10%	5.33%
Variable rate debt (2)	$210	$186,877	$—	$250,000	$—	$120,000	$557,087

(1)
Represents principal maturities only and therefore excludes net discounts of $10.0 million. As of September 30, 2014, maturities include $150.0 million in 2014 pertaining to a nonrecourse mortgage loan secured by two operating properties in Northern Virginia for which we expect to convey the properties to the lender to extinguish the loan.

(2)
As of September 30, 2014, maturities include $150.0 million in 2015 that may be extended for two one-year periods and $250.0 million in 2017 that may be extended for one year, subject to certain conditions.

The fair value of our debt was $2.0 billion as of September 30, 2014.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $91.0 million as of September 30, 2014.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2014 and December 31, 2013 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2014	December 31, 2013
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(556)	$(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(556)	(861)
37,087	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(515)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(300)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(309)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	1,551	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	1,356	3,217
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	—	(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	—	(277)
						$671	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.5 million in the nine months ended September 30, 2014 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of September 30, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2014, 38,651 of COPLP’s common units were exchanged for 38,651 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on September 22, 2014 (filed with the Company’s Current Report on Form 8-K dated September 24, 2014 and incorporated herein by reference).

10.1
Letter Agreement, dated August 28, 2014, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Wayne H. Lingafelter (filed with the Company’s Current Report on Form 8-K dated September 3, 2014 and incorporated herein by reference).

10.2
Letter Agreement, dated September 26, 2014, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Budorick (filed with the Company’s Current Report on Form 8-K dated October 1, 2014 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Stephen E. Riffee		/s/ Stephen E. Riffee
	Stephen E. Riffee		Stephen E. Riffee
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	October 28, 2014	Dated:	October 28, 2014