Form 10-K
period 2014-12-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2015-02-18
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Corporate Office Properties, L.P. ☐ Yes   ☒ No
The aggregate market value of the voting and nonvoting shares of common stock held by non-affiliates of Corporate Office Properties Trust was approximately $1.6 billion, as calculated using the closing price of such shares on the New York Stock Exchange and the number of outstanding shares as of June 30, 2014. For purposes of calculating this amount only, affiliates are defined as Trustees, executive owners and beneficial owners of more than 10% of Corporate Office Properties Trust’s outstanding common shares, $0.01 par value. At January 30, 2015, 93,414,408 of Corporate Office Properties Trust’s common shares were outstanding.
The aggregate market value of the voting and nonvoting common units of limited partnership interest held by non-affiliates of Corporate Office Properties, L.P. was approximately $99.5 million, as calculated using the closing price of the common shares of Corporate Office Properties Trust (into which common units not held by Corporate Office Properties Trust are exchangeable) on the New York Stock Exchange and the number of outstanding units as of June 30, 2014.
Portions of the proxy statement of Corporate Office Properties Trust for its 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of December 31, 2014, COPT owned approximately 96.0% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP. The remaining common and preferred units are owned by a trustee of COPT and certain non-affiliated investors. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

PART I
Item 1. Business

OUR COMPANY
General. Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2014, our properties included the following:

•
173 operating office properties totaling 16.8 million square feet that were 91% occupied (excluding two properties serving as collateral for a nonrecourse mortgage loan in default, as discussed further below in the section entitled “Significant Developments”);

•	13 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.6 million square feet upon completion;

•	1,464 acres of land we control that we believe are potentially developable into approximately 18.3 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2014, COPT owned 96.0% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Our executive offices are located at 6711 Columbia Gateway Drive, Suite 300, Columbia, Maryland 21046 and our telephone number is (443) 285-5400.

Our Internet address is www.copt.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after we file such material with the Securities and Exchange Commission (the “SEC”). In addition, we have made available on our Internet website under the heading “Corporate Governance” the charters for our Board of Trustees’ Audit, Nominating and Corporate Governance, Compensation and Investment Committees, as well as our Corporate

Governance Guidelines, Code of Business Conduct and Ethics and Code of Ethics for Financial Officers. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics and Code of Ethics for Financial Officers within four business days after any such amendments or waivers. The information on our Internet site is not part of this report.

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

Significant Developments
In 2014:

•	we placed into service an aggregate of 692,000 square feet in five newly constructed properties that were 94.6% leased as of December 31, 2014;

•	we finished the period with occupancy of our portfolio of operating office properties at 90.9%;

•
COPLP issued a $300.0 million aggregate principal amount of 3.700% Senior Notes, which are unsecured and guaranteed by COPT, on May 14, 2014 at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts but before other offering expenses, were approximately $297.3 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility, repay $50.0 million under an existing term loan facility, fund the redemption of our Series H Preferred Shares and for general corporate purposes;

•
COPT redeemed all of its outstanding Series H Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the 3.700% Senior Notes issuance. These shares accrued dividends equal to 7.5% of their liquidation preference. In connection with this redemption, COPLP redeemed the Series H Preferred Units previously owned by COPT that carried terms substantially the same as the Series H Preferred Shares. At the time of the redemption, we recognized a $1.8 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs of the securities;

•
COPT completed a public offering of 5.52 million common shares in November at a price of $27.30 per share for net proceeds of $148.9 million, after underwriter discounts but before offering expenses, that were contributed to COPLP in exchange for 5.52 million common units. The net proceeds were used primarily to fund our defeasance of, and full satisfaction of our obligations with respect to, the secured nonrecourse mortgage loans discussed below, as well as costs related to the defeasance and satisfaction;

•
we completed in December the defeasance of, and full satisfaction of our obligations with respect to, (1) $103.0 million principal amount of secured nonrecourse mortgage loan due to mature on November 6, 2015 and bearing an interest rate of 5.53% and (2) $108.5 million principal amount of secured nonrecourse mortgage loan due to mature on January 1, 2016 and bearing an interest rate of 5.56%, as well as costs related to the defeasance and satisfaction. As a result, we recognized a loss on extinguishment of debt of $9.1 million;

•
a wholly owned subsidiary defaulted in April on the payment terms of a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan had an interest rate of 10.65% (including the effect of default interest) and was originally scheduled to mature in 2017. In connection with the loan’s default proceedings, we expect to transfer title to the properties and be relieved of the debt obligation plus accrued interest in early 2015; and

•
we completed dispositions of eight operating properties in the Greater Baltimore region totaling 303,000 square feet that were 48.9% occupied for $28.8 million and sold land for $28.3 million. We used most of the proceeds from these sales for general corporate purposes.

Effective February 3, 2015, Stephen E. Riffee, our Executive Vice President and Chief Financial Officer (“CFO”), left the Company to pursue other interests. Our Board of Trustees appointed Anthony Mifsud as Executive Vice President and CFO effective upon Mr. Riffee’s departure.

Business and Growth Strategies

Our primary objectives are to achieve sustainable growth in results of operations and to maximize shareholder value. This section sets forth key components of our business and growth strategies that we have in place to support these objectives.

Customer Strategy: We focus on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical defense and security areas) than to force structure (troops) and weapon system production. A high percentage of our revenue is concentrated in office and data center properties supporting this strategy, and we expect to maintain a high concentration through our:

•
properties’ (existing buildings and developable land we control) proximity to defense installations and other knowledge-based government demand drivers, and our willingness to expand to new locations with similar proximities;

•
extensive experience in developing secured, specialized space, with the ability to satisfy the United States Government’s unique needs, including Sensitive Compartmented Information Facility (“SCIF”) and Anti-Terrorism Force Protection (“ATFP”) requirements;

•	depth of knowledge, specialized skills and credentialed personnel in operating highly specialized space with security-oriented needs;

•	strong relationships with our tenants; and

•
track record of providing service that exceeds customer expectations both in terms of the quality of the space we provide and our level of responsiveness to their needs. We believe that operating with such an emphasis on service enables us to be a landlord of choice with high quality customers and contributes to high levels of customer loyalty and retention.

Market Strategy: In order to support our customer strategy, we focus on owning properties located near defense installations and other knowledge-based government demand drivers. We also focus on owning properties in targeted markets or submarkets in the Greater Washington, DC/Baltimore region with strong supply and demand fundamentals and proximity to growth attributes including, among others: (1) strong demand drivers; (2) diverse and growing economies marked by strong demographics and consistent job growth; (3) major transportation routes and public transportation; (4) a wide range of amenities and support services; (5) housing aligned with demographics of the workforce and decision makers; and/or (6) future acquisition and development opportunities, including infill locations.

Asset Management Strategy: We aggressively manage our portfolio to maximize the operating value and performance of each property through: (1) proactive property management and leasing; (2) achievement of operating efficiencies by increasing economies of scale and, where possible, aggregating vendor contracts to achieve volume pricing discounts; (3) renewing tenant leases and re-tenanting at increased rents where market conditions permit; and (4) redevelopment when we believe property conditions and market demand warrant. We may also seek to dispose of properties when they no longer meet our strategic objectives, or when capital markets and the circumstances pertaining to such holdings otherwise warrant, in order to maximize our return on invested capital and be better positioned for long-term growth.

We also aim to develop and operate our properties in a manner that minimizes adverse impact on the environment by: (1) constructing new buildings designed to use resources with a high level of efficiency and low impact on human health and the environment during their life cycles through our participation in the U.S. Green Building Council’s Leadership in Energy and Environmental Design (“LEED”) program; (2) investing in energy systems and other equipment that reduce energy consumption and property operating costs; and (3) adopting select LEED Existing Building (“EB”) prerequisites for much of our portfolio, including guidelines pertaining to cleaning and recycling practices and energy reduction.

Property Development and Acquisition Strategy: We pursue property development and acquisition opportunities for properties that fit our customer and market strategies. As a result, the focus of our development and acquisition activities includes properties that are either: (1) located near defense installations and other knowledge-based government demand drivers; or (2) located in markets or submarkets in the Greater Washington, DC/Baltimore region that we believe meet the criteria set forth above in our market strategy. We may also develop or acquire properties that do not align with our customer or market strategies but which we believe provide opportunities for favorable returns on investment given the associated risks.

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

•
managing our debt by monitoring, among other things: (1) our total and secured debt levels relative to our overall capital structure; (2) the relationship of certain measures of earnings to our debt level and to certain capital costs; (3) the timing of debt maturities to ensure that maturities in any year do not exceed levels that we believe we can refinance; and (4) the relationship of our variable-rate debt to our total debt;

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

Industry Segments
We operate in two primary industries: commercial office properties and our wholesale data center. We classify our properties containing data center space as commercial office real estate when tenants significantly fund the data center infrastructure costs. As of December 31, 2014, our commercial office real estate operations were primarily located in the following geographical segments:

•	Baltimore/Washington Corridor (primarily defined as the Maryland counties of Howard, Anne Arundel and Prince George’s);

•	Northern Virginia (defined as the Virginia counties of Fairfax and Loudoun);

•	San Antonio, Texas;

•	Huntsville, Alabama;

•	Washington, DC - Capital Riverfront;

•	St. Mary’s & King George Counties (in Maryland and Virginia, respectively);

•	Greater Baltimore, Maryland (generally defined as the Maryland counties of Baltimore and Harford and Baltimore City); and

•	Greater Philadelphia, Pennsylvania (in Blue Bell, Pennsylvania).

As of December 31, 2014, 155 of our office properties, or 86% of our square feet in operations, were located in the Greater Washington, DC/Baltimore region, which includes all the segments set forth above except for San Antonio, Huntsville and Greater Philadelphia. Our wholesale data center, which is comprised of one property in Manassas, Virginia, is reported as a separate segment.
For information relating to our segments, you should refer to Note 18 to our consolidated financial statements, which is included in a separate section at the end of this Annual Report on Form 10-K beginning on page F-1.
All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K exclude the effect of the two properties serving as collateral for nonrecourse mortgage debt that was in default due to the expected debt extinguishment via conveyance of such properties (totaling 665,000 square feet that were 36.1% occupied as of December 31, 2014); effective April 1, 2014, all cash flows from such properties belong to the lender.

Employees
As of December 31, 2014, we had 378 employees, none of whom were parties to collective bargaining agreements. We believe that our relations with our employees are good.
Competition
The commercial real estate market is highly competitive. Numerous commercial properties compete with us for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. We also compete with our own tenants, many of whom have the right to sublease their space. The competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic conditions and supply of and demand for space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our short-term capital needs.

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

Item 1A. Risk Factors

Set forth below are risks and uncertainties relating to our business and the ownership of our securities. You should carefully consider each of these risks and uncertainties and all of the information in this Annual Report on Form 10-K and its Exhibits, including our consolidated financial statements and notes thereto for the year ended December 31, 2014, which are included in a separate section at the end of this report beginning on page F-1.

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

•
government actions and initiatives, including risks associated with the impact of prolonged government shutdowns and budgetary reductions or impasses, such as a reduction of rental revenues, non-renewal of leases and/or a curtailment of demand for additional space by our strategic customers;

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

We may be adversely affected by developments concerning some of our major tenants and sector concentrations, including prolonged shutdowns of the United States Government and actual, or potential, reductions in government spending targeting United States Government agencies and defense contractors engaged in knowledge-based activities. As of December 31, 2014, our 20 largest tenants accounted for 65.3% of the total annualized rental revenue of our office properties, and the five largest of these tenants accounted for 46.0%. We calculated the annualized rental revenue by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases in our portfolio of office properties as of December 31, 2014. Information regarding our five largest tenants is set forth below:

Tenant	Annualized Rental Revenue as of December 31, 2014	Percentage of Total Annualized Rental Revenue of Office Properties	Number of Leases
	(in thousands)
United States of America	$123,117	27.6%	58
Booz Allen Hamilton, Inc.	23,927	5.4%	7
Northrop Grumman Corporation (1)	22,397	5.0%	9
General Dynamics Corporation (1)	18,736	4.2%	7
The Boeing Company (1)	17,171	3.8%	11

(1)	Includes affiliated organizations and agencies and predecessor companies.

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

As of December 31, 2014, 76.6% of the total annualized rental revenue of our office properties was from properties located near defense installations and other knowledge-based government demand drivers, or that were otherwise at least 50% occupied by United States Government agencies or defense contractors. We expect to maintain a high revenue concentration with United States Government agencies and defense contractors, most of whom are engaged in knowledge-based defense and security activities. A reduction in government spending targeting these activities could affect the ability of these tenants to fulfill lease obligations, decrease the likelihood that these tenants will renew their leases or enter into new leases and limit our future growth from these sectors. Moreover, uncertainty regarding the potential for future reduction in government spending targeting these activities could also decrease or delay leasing activity from tenants engaged in these activities. A reduction in government spending targeting knowledge-based defense and security activities and/or uncertainty regarding the potential for future spending reductions could have an adverse effect on our results of operations, financial condition, cash flows and ability to make distributions to our equityholders.

We may suffer adverse consequences due to our inexperience in developing, managing and leasing wholesale data centers. We have significant experience in developing, managing and leasing single user data center space. However, we do not have the same depth and length of experience in relation to wholesale data centers, having acquired only one such center in 2010. This may increase the likelihood of us being unsuccessful in executing our plans with respect to that center or any similar centers that we may acquire or develop in the future. If we are unsuccessful in executing our wholesale data center plans, we could record an impairment loss, which would adversely affect our financial position and results of operations.

Most of our properties are geographically concentrated in the Mid-Atlantic region, particularly in the Greater Washington, DC/Baltimore region, or in particular office parks. We may suffer economic harm in the event of a decline in the real estate market or general economic conditions in those regions or parks. Most of our properties are located in the Mid-Atlantic region of the United States and, as of December 31, 2014, our properties located in the Greater Washington, DC/Baltimore region accounted for a combined 85.1% of our total annualized rental revenue from office properties. Our properties are also often concentrated in office parks in which we own most of the properties. Consequently, our portfolio of properties is not broadly distributed geographically. As a result, a decline in the real estate market or general economic conditions in the Mid-Atlantic region, the Greater Washington, DC/Baltimore region or the office parks in which our properties are located could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

We may be adversely affected by trends in the office real estate industry. Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces and teleconferencing. These practices enable businesses to reduce their space requirements. These trends could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

We may not be able to compete successfully with other entities that operate in our industry. The commercial real estate market is highly competitive. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than we do. If our competitors prevent us from buying properties that we target for acquisition, we may not be able to meet our property acquisition goals. Moreover, numerous commercial properties compete with our properties for tenants. Some of the properties competing with ours may be newer or in more desirable locations, or the competing properties’ owners may be willing to accept lower rates than are acceptable to us. Competition for property acquisitions, or for tenants for properties that we own, could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

We are dependent on external sources of capital for future growth. Because COPT is a REIT, it must distribute at least 90% of its annual taxable income to its shareholders. Due to this requirement, we are not able to significantly fund our acquisition, construction and development activities using retained cash flow from operations. Therefore, our ability to fund these activities is dependent on our ability to access debt or equity capital. Such capital could be in the form of new debt, common shares, preferred shares, common and preferred units in COPLP or joint venture funding. These capital sources may not be available on favorable terms or at all. Moreover, additional debt financing may substantially increase our leverage and subject us to covenants that restrict management’s flexibility in directing our operations, and additional equity offerings may result in substantial dilution of our equityholders’ interests. Our inability to obtain capital when needed could have a material adverse effect on our ability to expand our business and fund other cash requirements.

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

We may be unable to successfully execute our plans to acquire existing commercial real estate properties. We intend to acquire existing commercial real estate properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position, or have the opportunity in the future, to make suitable property acquisitions on advantageous terms and/or that such acquisitions will fail to perform as expected. The occurrence of these risk outcomes could adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

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
If interest rates were to rise, our debt service payments on debt with variable interest rates would increase, which would adversely affect our financial position, results of operations, cash flows and ability to make expected distributions to our equityholders.

As of December 31, 2014, our scheduled debt maturities over the next five years were as of follows:

Year	Amount (1)
(in thousands)
2015	$343,545
2016	171,399
2017	339,247
2018	2,036
2019	122,094

(1)
Represents principal maturities only and therefore excludes net discounts. As of December 31, 2014, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation. Maturities also include $150.0 million in 2015 that may be extended for two one-year periods and $333.0 million in 2017 that may be extended for one year, subject to certain conditions.

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

A downgrade in our credit ratings could materially adversely affect our business and financial condition. COPLP’s Senior Notes are currently rated investment grade by the three major rating agencies. These credit ratings are subject to ongoing evaluation by the credit rating agencies and can change. Any downgrades in terms of ratings or outlook by the credit rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders, and also have a material adverse effect on the market price of COPT’s common shares.

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

We may be unable to continue to make equityholders distributions at expected levels. We expect to make regular quarterly cash distributions to our equityholders. However, our ability to make such distributions depends on a number of factors, some of which are beyond our control. Some of our loan agreements contain provisions that could restrict future distributions. Our ability to make distributions at expected levels will also be dependent, in part, on other matters, including, but not limited to:

•	continued property occupancy and timely receipt of rent obligations;

•	the amount of future capital expenditures and expenses relating to our properties;

•	the level of leasing activity and future rental rates;

•	the strength of the commercial real estate market;

•	our ability to compete;

•	governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;

•	our costs of compliance with environmental and other laws;

•	our corporate overhead levels;

•	our amount of uninsured losses; and

•	our decision to reinvest in operations rather than distribute available cash.

In addition, we can make distributions to the holders of our common shares/units only after we make preferential distributions to holders of our preferred shares/units.

Our ability to pay distributions may be limited, and we cannot provide assurance that we will be able to pay distributions regularly. Our ability to pay distributions will depend on a number of things discussed elsewhere herein, including our ability to operate profitably and generate cash flow from our operations. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future. Additionally, the terms of some of COPLP’s debt may limit its ability to make some types of payments and other distributions to COPT. This in turn may limit our ability to make some types of payments, including payment of distributions on common or preferred shares/units, unless we meet certain financial tests or such payments or distributions are required to maintain COPT’s qualification as a REIT. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions in one or more periods. Furthermore, any new common or preferred shares/units that may in the future be issued for raising capital, financing acquisitions, share-based compensation arrangements or otherwise will increase the cash required to continue to pay cash distributions at current levels.

We may incur additional indebtedness, which may harm our financial position and cash flow and potentially impact our ability to pay distributions to equityholders. Our governing documents do not limit us from incurring additional indebtedness and other liabilities. As of December 31, 2014, we had $1.9 billion of indebtedness outstanding. We may incur additional indebtedness and become more highly leveraged, which could harm our financial position and potentially limit our cash available to pay distributions to equityholders.

Our ability to pay distributions is further limited by the requirements of Maryland law. As a Maryland REIT, COPT may not under applicable Maryland law make a distribution if either of the following conditions exists after giving effect to the distribution: (1) the REIT would not be able to pay its debts as the debts become due in the usual course of business; or (2) the

REIT’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the REIT were dissolved at the time of the distribution, to satisfy upon dissolution the rights of equityholders whose preferential rights are superior to those receiving the distribution. Therefore, we may not be able to make expected distributions to our equityholders if either of the above described conditions exists for COPT after giving effect to the distribution.

We may issue additional common or preferred shares/units that dilute our equityholders’ interests. We may issue additional common and preferred shares/units without shareholder approval. Similarly, COPT may cause COPLP to issue its common or preferred units for contributions of cash or property without approval by the limited partners of COPLP or COPT’s shareholders. Our existing equityholders’ interests could be diluted if such additional issuances were to occur.

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

We may be subject to increased costs of insurance and limitations on coverage, particularly regarding acts of terrorism. Our portfolio of properties is insured for losses under our property, casualty and umbrella insurance policies through September 30, 2015. These policies include coverage for acts of terrorism. Future changes in the insurance industry’s risk assessment approach and pricing structure may increase the cost of insuring our properties and decrease the scope of insurance coverage, either of which could adversely affect our financial position and operating results. Most of our loan agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs, or at all, in the future. In addition, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and execute our growth strategies, which, in turn, would have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

Our business could be adversely affected by security breaches through cyber attacks, cyber intrusions or otherwise. We face risks associated with security breaches and other significant disruptions of our information technology networks and related systems, which are essential to our business operations. Such breaches and disruptions may occur through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Because of our concentration on serving United States Government agencies and their contractors with a general focus on national security and information technology, we may be especially likely to be targeted by cyber attacks, including by governments, organizations or persons hostile to our government.  Despite our activities to maintain the security and integrity of our networks and related systems, there can be no absolute assurance that these activities will be effective. A security breach involving our networks and related systems could disrupt our operations in numerous ways, including by creating difficulties for our tenants that may reflect poorly on us, that could ultimately have an adverse effect on our financial condition, results of operations, cash flows and ability to make expected distributions to our equityholders.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides certain information about our office property markets and submarkets as of December 31, 2014, excluding the effect of the two properties serving as collateral for nonrecourse mortgage debt that was in default and expected to be extinguished via conveyance of such properties (totaling 665,000 square feet that were 36.1% occupied as of December 31, 2014):

Property Region, Business Park/Submarket and Location	Number of Buildings	Rentable Square Feet	Occupancy (1)	Annualized Rental Revenue (2) (in thousands)	Annualized Rental Revenue per Occupied Square Foot (2)(3)
Baltimore/Washington Corridor:
National Business Park - Annapolis Junction, MD	29	3,485,071	95.7%	$121,378	$36.38
Columbia Gateway - Columbia, MD	27	2,141,654	91.3%	47,510	24.29
Airport Square/bwtech - Linthicum, MD	14	1,090,111	86.4%	23,639	25.10
Commons/Parkway - Hanover, MD	10	431,246	91.1%	9,322	23.73
Other	11	1,119,849	98.2%	31,632	28.78
Subtotal / Average	91	8,267,931	93.4%	$233,481	$30.22

Northern Virginia:
Westfields Corporate Center - Chantilly, VA	7	769,035	75.5%	$16,048	$27.64
Patriot Ridge - Springfield, VA	1	239,272	51.3%	4,995	40.67
Herndon, Tysons Corner and Merrifield, VA	9	1,701,754	92.6%	51,546	32.71
Other	3	543,765	100.0%	5,856	10.77
Subtotal / Average	20	3,253,826	86.8%	$78,445	$27.79

San Antonio:
Sentry Gateway - San Antonio, TX	6	792,454	100.0%	$33,907	$42.79
Other	2	120,054	73.8%	1,709	19.29
Subtotal / Average	8	912,508	96.6%	$35,616	$40.42

Huntsville	5	562,757	80.8%	$9,628	$21.17

Washington DC-Capitol Riverfront	2	360,326	74.4%	$12,388	$46.22

St. Mary’s & King George Counties	18	874,408	90.8%	$15,530	$19.56

Greater Baltimore:
White Marsh, MD and Timonium, MD	20	984,186	93.2%	$20,150	$21.97
Baltimore City, MD	1	480,348	97.9%	15,927	33.86
North Gate Business Park - Aberdeen, MD	3	284,907	46.0%	4,037	30.82
Subtotal / Average	24	1,749,441	86.8%	$40,114	$26.41

Greater Philadelphia, Pennsylvania	3	513,347	96.2%	$11,827	$23.96

Other Region	2	295,842	100.0%	$9,555	$32.30

Total	173	16,790,386	90.9%	$446,584	$29.27

(1)	This percentage is based upon all rentable square feet under lease terms that were in effect as of December 31, 2014.

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2014 (ignoring free rent then in effect) multiplied by 12, plus the estimated annualized expense reimbursements under existing leases. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

(3)
Annualized rental revenue per occupied square foot is a property’s annualized rental revenue divided by that property’s occupied square feet as of December 31, 2014. Our computation of annualized rental revenue excludes the effect of lease incentives. The annualized rent per occupied square foot, including the effect of lease incentives, for our total office portfolio and two largest regions follows: total office portfolio: $29.09; Baltimore/Washington Corridor: $30.11; and Northern Virginia: $27.61.

The following table provides certain information about our office properties that were under, or contractually committed for, construction, or had redevelopment underway, or otherwise approved, as of December 31, 2014 (dollars in thousands):

Property and Location	Submarket	Estimated Rentable Square Feet Upon Completion	Percentage Leased	Calendar Quarter of Anticipated Completion	Costs Incurred to Date (1)	Estimated Costs to Complete (1)
Under Construction
Baltimore/Washington Corridor:
310 Sentinel Way	National	191,464	0%	1Q 2016	$36,324	$20,976
Annapolis Junction, MD	Business Park
7880 Milestone Parkway	Arundel	119,980	74%	3Q 2016	17,929	13,606
Hanover, MD	Preserve
Subtotal / Average		311,444	28%		$54,253	$34,582

Northern Virginia:
NOVA Office A	Other Northern	159,300	100%	1Q 2015	$44,067	493
Northern Virginia	Virginia
Ashburn Crossing - DC 10	Ashburn	120,000	100%	1Q 2015	12,815	3,460
Ashburn, Virginia	Crossing
NOVA Office B	Other Northern	161,030	0%	1Q 2016	22,927	18,573
Northern Virginia	Virginia
NOVA Office D	Other Northern	240,000	100%	2Q 2017	8,365	38,160
Northern Virginia	Virginia
Subtotal / Average		680,330	76%		$88,174	$60,686

San Antonio:
Sentry Gateway - Z	San Antonio	160,466	100%	1Q 2015	$25,157	$9,558
San Antonio, TX

Huntsville:
7400 Redstone Gateway	Huntsville	69,191	100%	3Q 2015	$4,841	$5,167
Huntsville, AL

Total Under Construction		1,221,431	69%		$172,425	$109,993

Under Redevelopment
Baltimore/Washington Corridor:
6708 Alexander Bell Drive	Howard County	52,000	0%	1Q 2016	$6,713	$4,756
Columbia, MD	Perimeter
921 Elkridge Landing Road (AS 5)	Airport	56,452	0%	To be	$3,787	To be
Linthicum, MD	Square			determined		determined
1201 Winterson Road (AS 13)	Airport	67,450	0%	3Q 2016	4,813	11,950
Linthicum, MD	Square
Subtotal / Average		175,902	0%		$15,313	$16,706

St. Mary’s County
44417 Pecan Court	St. Mary’s	27,122	0%	3Q 2015	$2,689	$2,688
California, MD	County

Greater Philadelphia:
731 Arbor Way (Hillcrest III)	Greater	140,765	100%	2Q 2015	$13,211	$14,821
Blue Bell, PA	Philadelphia

Total Under Redevelopment		343,789	41%		$31,213	$34,215

(1) Includes land, construction, leasing costs and allocated portion of structured parking and other shared infrastructure, if applicable.

The following table provides certain information about our land held or under pre-construction as of December 31, 2014, including properties under ground lease to us:

Market/Submarket and Location	Acres	Estimated Developable Square Feet
Land Held for Future Development
Baltimore/Washington Corridor:
National Business Park	193	1,976
Arundel Preserve	83	960
Columbia Gateway	27	630
M Square	49	525
Airport Square	5	84
Subtotal	357	4,175
Northern Virginia	71	1,860
San Antonio	69	1,033
Huntsville (1)	434	4,103
St. Mary’s & King George Counties	44	109
Greater Baltimore	49	1,478
Greater Philadelphia (2)	41	720
Total land held for future development	1,065	13,478

Other Land
Baltimore/Washington Corridor	6	60
Greater Baltimore	115	1,242
Colorado Springs	171	2,540
Other	107	1,000
Total other land held	399	4,842

Total land held	1,464	18,320
Land held for sale	(56)	(632)
Land held, net	1,408	17,688

(1) This land is owned by the Unites States Government and is under a long term enhanced-use lease to us. We are not required to pay rent on the individual land sites included in this lease until tenants of properties completed on such land sites begin paying rent.
(2) Includes a property that was removed from service and placed under redevelopment in March 2014. This property will be reported as land held until its redevelopment plan is finalized and market demand supports commencement of such redevelopment.

The following table provides certain information about our wholesale data center property as of December 31, 2014:

Property and Location	Year Built	Gross Building Area	Raised Floor Square Footage (1)	Initial Stabilization Critical Load (in MWs) (2)	MW Operational	MW Leased

9651 Hornbaker Road - Manassas, VA	2010	233,000	100,000	19.25	9.00	6.56

(1)	Raised floor square footage is that portion of the gross building area in which tenants locate their computer servers. Raised floor area is considered to be the net rentable square footage.

(2)	Critical load is the power available for exclusive use of tenants in the property (expressed in terms of megawatts (“MWs”)).

Lease Expirations

The following table provides a summary schedule of the lease expirations for leases in place at our office properties as of December 31, 2014, assuming that none of the tenants exercise any early termination rights. This analysis includes the effect of early renewals completed on existing leases but excludes the effect of new tenant leases on 256,646 square feet executed but yet to commence as of December 31, 2014.

Year of Lease Expiration (1)	Number of Leases Expiring	Square Footage of Leases Expiring	Percentage of Total Occupied Square Feet	Annualized Rental Revenue of Expiring Leases (2)	Percentage of Total Annualized Rental Revenue Expiring (2)	Total Annualized Rental Revenue of Expiring Leases Per Occupied Square Foot
				(in thousands)
2015	120	1,819,685	11.9%	$52,780	11.8%	$29.01
2016	85	1,472,752	9.7%	42,776	9.6%	29.04
2017	79	1,882,897	12.3%	56,291	12.6%	29.90
2018	75	2,146,343	14.1%	63,543	14.2%	29.61
2019	85	1,977,815	13.0%	58,955	13.2%	29.81
2020	63	1,918,184	12.6%	56,270	12.6%	29.33
2021	33	696,253	4.6%	21,313	4.8%	30.61
2022	17	917,287	6.0%	27,764	6.2%	30.27
2023	17	649,529	4.3%	12,927	2.9%	19.90
2024	15	577,677	3.8%	15,460	3.5%	26.76
2025	14	1,034,020	6.8%	34,901	7.8%	33.75
2026	2	58,500	0.4%	1,040	0.2%	17.78
2027	1	16,200	0.1%	435	0.1%	26.86
2030	2	88,217	0.6%	2,129	0.5%	24.13
Total/Weighted Average	608	15,255,359	100.0%	$446,584	100.0%	$29.27

With regard to leases expiring in 2015, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2014 was, on average, approximately 2% to 4% higher than estimated current market rents for the related space, with specific results varying by market.

The following table provides a summary schedule of the lease expirations for leases in place at our wholesale data center property as of December 31, 2014:

Year of Lease Expiration (1)	Number of Leases Expiring	Raised Floor Square Footage Expiring	Critical Load Leased (in megawatts)	Critical Load Used (in megawatts)	Annualized Rental Revenue of Expiring Leases (2)
					(in thousands)
2016	1	9,437	2.00	1.00	$1,140
2018	2	1,283	0.26	0.26	528
2019	1	6,374	1.00	1.00	2,184
2020	2	11,122	2.30	2.00	4,623
2022	1	5,590	1.00	1.00	1,475
Total/Weighted Average	7	33,806	6.56	5.26	$9,950

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

(2)
Annualized rental revenue is the monthly contractual base rent as of December 31, 2014 multiplied by 12, plus the estimated annualized expense reimbursements under existing office leases. Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material.

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

	Price Range		Dividends
2013	Low	High	Per Share
First Quarter	$24.75	$27.52	$0.2750
Second Quarter	$23.81	$29.95	$0.2750
Third Quarter	$22.40	$28.85	$0.2750
Fourth Quarter	$21.48	$25.37	$0.2750

	Price Range		Dividends
2014	Low	High	Per Share
First Quarter	$23.55	$27.28	$0.2750
Second Quarter	$26.18	$29.09	$0.2750
Third Quarter	$25.53	$29.44	$0.2750
Fourth Quarter	$25.29	$29.24	$0.2750

The number of holders of record of COPT’s common shares was 507 as of December 31, 2014. This number does not include shareholders whose shares are held of record by a brokerage house or clearing agency, but does include any such brokerage house or clearing agency as one record holder.
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

There is no established public trading market for COPLP’s partnership units. Quarterly common unit distributions per unit were the same as quarterly common dividends per share declared by COPT. As of December 31, 2014, there were 37 holders of record of COPLP’s common units.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2014, 23,000 of COPLP’s common units were exchanged for 23,000 COPT common shares in accordance with the COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended. The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

COPT’s Common Shares Performance Graph

The graph and the table set forth below assume $100 was invested on December 31, 2009 in COPT’s common shares. The graph and the table compare the cumulative return (assuming reinvestment of dividends) of this investment with a $100 investment at that time in the S&P 500 Index or the All Equity REIT Index of the National Association of Real Estate Investment Trusts (“NAREIT”):

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Corporate Office Properties Trust	$100.00	$99.52	$64.47	$79.40	$78.69	$98.11
S&P 500	100.00	115.06	117.49	136.3	180.44	205.14
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38

Item 6. Selected Financial Data

The following tables set forth summary historical consolidated financial data and operating data for COPT and COPLP and their respective subsidiaries as of and for each of the years ended December 31, 2010 through 2014. You should read the following summary historical financial data in conjunction with the consolidated historical financial statements and notes thereto of COPT and its subsidiaries and COPLP and its subsidiaries and the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Corporate Office Properties Trust and Subsidiaries
(in thousands, except per share data and number of properties)
	2014	2013	2012	2011	2010
Revenues
Revenues from real estate operations (1)	$479,725	$460,997	$434,299	$408,611	$365,253
Construction contract and other service revenues	106,748	62,363	73,836	84,345	104,675
Total revenues	586,473	523,360	508,135	492,956	469,928
Expenses
Property operating expenses (1)	179,934	167,199	159,206	154,375	138,471
Depreciation and amortization associated with real estate operations (1)	136,086	113,214	107,998	107,003	91,705
Construction contract and other service expenses	100,058	58,875	70,576	81,639	102,302
Impairment losses (1)	1,416	5,857	43,678	83,213	—
General, administrative and leasing expenses (1)	31,794	30,869	31,900	30,306	28,485
Business development expenses and land carry costs	5,573	5,436	5,711	6,122	6,403
Total operating expenses	454,861	381,450	419,069	462,658	367,366
Operating income	131,612	141,910	89,066	30,298	102,562
Interest expense (1)	(92,393)	(82,010)	(86,401)	(90,037)	(87,551)
Interest and other income	4,923	3,834	7,172	5,603	9,682
Loss on early extinguishment of debt	(9,552)	(27,030)	(943)	(1,639)	—
Loss on interest rate derivatives	—	—	—	(29,805)	—
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	34,590	36,704	8,894	(85,580)	24,693
Equity in income (loss) of unconsolidated entities	229	2,110	(546)	(331)	1,376
Income tax (expense) benefit	(310)	(1,978)	(381)	6,710	(108)
Income (loss) from continuing operations	34,509	36,836	7,967	(79,201)	25,961
Discontinued operations (1)(2)	26	55,692	12,353	(51,107)	16,714
Income (loss) before gain on sales of real estate	34,535	92,528	20,320	(130,308)	42,675
Gain on sales of real estate, net of income taxes (3)	10,671	9,016	21	2,732	2,829
Net income (loss)	45,206	101,544	20,341	(127,576)	45,504
Net (income) loss attributable to noncontrolling interests	(4,951)	(7,837)	636	8,148	(2,744)
Net income (loss) attributable to COPT	40,255	93,707	20,977	(119,428)	42,760
Preferred share dividends	(15,939)	(19,971)	(20,844)	(16,102)	(16,102)
Issuance costs associated with redeemed preferred shares (4)	(1,769)	(2,904)	(1,827)	—	—
Net income (loss) attributable to COPT common shareholders	$22,547	$70,832	$(1,694)	$(135,530)	$26,658
Basic earnings per common share (5)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)	$(1.28)	$0.17
Net income (loss)	$0.25	$0.83	$(0.03)	$(1.97)	$0.43
Diluted earnings per common share (5)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)	$(1.28)	$0.17
Net income (loss)	$0.25	$0.83	$(0.03)	$(1.97)	$0.43

Weighted average common shares outstanding – basic	88,092	85,167	73,454	69,382	59,611
Weighted average common shares outstanding – diluted	88,263	85,224	73,454	69,382	59,944

	2014	2013	2012	2011	2010
Balance Sheet Data (as of year end):
Total properties, net	$3,296,914	$3,214,301	$3,163,044	$3,352,975	$3,445,455
Total assets	$3,670,257	$3,629,952	$3,653,759	$3,863,555	$3,844,517
Debt	$1,920,057	$1,927,703	$2,019,168	$2,426,303	$2,323,681
Total liabilities	$2,130,956	$2,114,945	$2,206,962	$2,648,748	$2,521,379
Redeemable noncontrolling interest	$18,417	$17,758	$10,298	$8,908	$9,000
Total equity	$1,520,884	$1,497,249	$1,436,499	$1,205,899	$1,323,138
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$193,885	$158,979	$191,838	$152,143	$156,436
Investing activities	$(209,689)	$(119,790)	$13,744	$(260,387)	$(479,167)
Financing activities	$(32,492)	$4,590	$(200,547)	$103,701	$324,571
Numerator for diluted EPS	$22,115	$70,418	$(2,163)	$(136,567)	$25,587
Diluted funds from operations (6)	$155,296	$214,149	$165,720	$53,062	$148,645
Diluted funds from operations per share (6)	$1.69	$2.40	$2.13	$0.72	$2.30
Cash dividends declared per common share	$1.10	$1.10	$1.10	$1.65	$1.61
Property Data (as of year end):
Number of properties owned (7)	173	183	208	238	256
Total rentable square feet owned (7)	16,790	17,370	18,831	20,514	20,432

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

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Shares in 2012, Series J Preferred Shares in 2013 and Series H Preferred Shares in 2014.

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

(7)	Amounts reported reflect only operating office properties.

Corporate Office Properties, L.P. and Subsidiaries
(in thousands, except per share data and number of properties)
	2014	2013	2012	2011	2010
Revenues
Revenues from real estate operations (1)	$479,725	$460,997	$434,299	$408,611	$365,253
Construction contract and other service revenues	106,748	62,363	73,836	84,345	104,675
Total revenues	586,473	523,360	508,135	492,956	469,928
Expenses
Property operating expenses (1)	179,934	167,199	159,206	154,375	138,471
Depreciation and amortization associated with real estate operations (1)	136,086	113,214	107,998	107,003	91,705
Construction contract and other service expenses	100,058	58,875	70,576	81,639	102,302
Impairment losses (1)	1,416	5,857	43,678	83,213	—
General, administrative and leasing expenses (1)	31,794	30,869	31,900	30,300	28,461
Business development expenses and land carry costs	5,573	5,436	5,711	6,122	6,403
Total operating expenses	454,861	381,450	419,069	462,652	367,342
Operating income	131,612	141,910	89,066	30,304	102,586
Interest expense (1)	(92,393)	(82,010)	(86,401)	(90,037)	(87,551)
Interest and other income	4,923	3,834	7,172	5,603	9,682
Loss on early extinguishment of debt	(9,552)	(27,030)	(943)	(1,639)	—
Loss on interest rate derivatives	—	—	—	(29,805)	—
Income (loss) from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	34,590	36,704	8,894	(85,574)	24,717
Equity in income (loss) of unconsolidated entities	229	2,110	(546)	(331)	1,376
Income tax (expense) benefit	(310)	(1,978)	(381)	6,710	(108)
Income (loss) from continuing operations	34,509	36,836	7,967	(79,195)	25,985
Discontinued operations (1)(2)	26	55,692	12,353	(51,107)	16,714
Income (loss) before gain on sales of real estate	34,535	92,528	20,320	(130,302)	42,699
Gain on sales of real estate, net of income taxes (3)	10,671	9,016	21	2,732	2,829
Net income (loss)	45,206	101,544	20,341	(127,570)	45,528
Net (income) loss attributable to noncontrolling interests	(3,276)	(3,907)	507	244	(61)
Net income (loss) attributable to COPLP	41,930	97,637	20,848	(127,326)	45,467
Preferred unit distributions	(16,599)	(20,631)	(21,504)	(16,762)	(16,762)
Issuance costs associated with redeemed preferred units (4)	(1,769)	(2,904)	(1,827)	—	—
Net income (loss) attributable to COPLP common unitholders	$23,562	$74,102	$(2,483)	$(144,088)	$28,705
Basic earnings per common unit (5)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)	$(1.29)	$0.18
Net income (loss)	$0.25	$0.83	$(0.04)	$(2.00)	$0.44
Diluted earnings per common unit (5)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)	$(1.29)	$0.18
Net income (loss)	$0.25	$0.83	$(0.04)	$(2.00)	$0.44

Weighted average common units outstanding – basic	91,989	89,036	77,689	72,564	62,553
Weighted average common units outstanding – diluted	92,160	89,093	77,689	72,564	62,886

	2014	2013	2012	2011	2010
Balance Sheet Data (as of year end):
Total properties, net	$3,296,914	$3,214,301	$3,163,044	$3,352,975	$3,445,455
Total assets	$3,664,375	$3,622,485	$3,646,983	$3,855,967	$3,836,329
Debt	$1,920,057	$1,927,703	$2,019,168	$2,426,303	$2,323,681
Total liabilities	$2,125,074	$2,107,478	$2,200,186	$2,641,160	$2,512,504
Redeemable noncontrolling interest	$18,417	$17,758	$10,298	$8,908	$9,000
Total equity	$1,520,884	$1,497,249	$1,436,499	$1,205,899	$1,314,825
Other Financial Data (for the year ended):
Cash flows provided by (used in):
Operating activities	$193,885	$158,979	$191,838	$152,149	$156,460
Investing activities	$(209,689)	$(119,790)	$13,744	$(260,387)	$(479,167)
Financing activities	$(32,492)	$4,590	$(200,547)	$103,695	$324,547
Numerator for diluted EPU	$23,130	$73,688	$(2,952)	$(145,125)	$27,634
Cash distributions declared per common unit	$1.10	$1.10	$1.10	$1.65	$1.61
Property Data (as of year end):
Number of properties owned (6)	173	183	208	238	256
Total rentable square feet owned (6)	16,790	17,370	18,831	20,514	20,432

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

(4)
Reflects a decrease to net income available to common shareholders pertaining to the original issuance costs recognized upon the redemption of the Series G Preferred Units in 2012, Series J Preferred Units in 2013 and Series H Preferred Units in 2014.

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

Overview

Our revenues relating to real estate operations are derived from rents and property operating expense reimbursements earned from tenants leasing space in our properties. Most of our expenses relating to our real estate operations take the form of property operating costs (such as real estate taxes, utilities and repairs and maintenance) and depreciation and amortization associated with our operating properties. Most of our profitability from real estate operations depends on our ability to maintain high levels of occupancy and increase rents, which is affected by a number of factors, including, among other things, our tenants’ ability to fulfill their lease obligations and their continuing space needs based on variables such as employment levels, business confidence, competition, general economic conditions of the markets in which we operate and governmental actions and initiatives.

Our strategy for operations and growth focuses on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. These tenants’ missions generally pertain more to knowledge-based activities (such as cyber security, research and development and other highly technical security and information technology related areas) than to force structure (troops) and weapon system production. As a result of this strategy, a large concentration of our revenue is derived from several large tenants. As of December 31, 2014, 65.3% of our annualized rental revenue (as defined below) from office properties was from our 20 largest tenants, 46.0% from our five largest tenants and 27.6% from our largest tenant, the United States Government. In addition, most of the total annualized rental revenue of our office properties was from properties located near defense installations and other knowledge-based government demand drivers (referred to elsewhere as “Strategic Demand Drivers”), or that were otherwise at least 50% leased by United States Government agencies or their contractors; we refer to these properties herein as “Strategic Tenant Properties.”

We began 2014 with a smaller, yet more strategic, portfolio of properties, an improved capital position and an improved outlook for the leasing environment of our Strategic Tenant Properties due to:

•
the completion in 2013 of our Strategic Reallocation Plan, a plan we commenced in 2011 that entailed the disposition of office properties and land no longer closely aligned with our strategy, and the use of the resulting proceeds to invest primarily in Strategic Tenant Properties and repay borrowings. While this plan was in place, we completed dispositions of 89 operating properties totaling 5.5 million square feet and non-operating land for transaction values totaling $687.1 million, including the disposition of our Colorado Springs operating segment. As a result, we started 2014 with a smaller portfolio of properties and a higher concentration of Strategic Tenant Properties relative to when we commenced the plan;

•
our execution of an initiative from 2011 to 2013 focused on improving our capital position, pursuant to which we repaid existing borrowings using proceeds from property sales under the Strategic Reallocation Plan, public offerings of common and preferred shares and new unsecured, longer term debt borrowings. Due to this initiative, we increased the fixed-rate portion of our debt, the unsecured portion of our debt and our weighted average debt term; and

•
a return to a more normalized operating environment for our United States Government agency and Government contractor tenants. For an extended number of years, continuing delays in Federal budget approvals and uncertainty regarding the potential for future reductions in government spending targeting defense had disrupted the Government’s process for awarding contracts to prospective tenants, which delayed our ability to lease certain existing properties and new construction proximate to Strategic Demand Drivers. In January 2014, the 2014 Consolidated Appropriations Act was passed, establishing a budget for the 2014 fiscal year that rolled back certain of the defense spending reductions that were to occur under the 2011 Budget Act. With the passage of this Act, defense spending levels were essentially unchanged in 2014 and are expected to remain flat through September 30, 2015. The passage of the budget enabled the Federal Government to resume a more normalized process for awarding contracts by mid-2014. See the discussion below regarding our expectations for periods after September 2015.

We further improved the strategic focus of our portfolio in 2014 by:

•	placing into service an aggregate of 692,000 square feet in five newly constructed properties that were 94.6% leased as of December 31, 2014;

•
selling eight operating properties in the Greater Baltimore region totaling 303,000 square feet that were 48.9% occupied for $28.8 million and selling land for $28.3 million. We used most of the proceeds from these sales for general corporate purposes;

•
choosing in April not to provide support to a wholly owned subsidiary with a $150.0 million nonrecourse mortgage loan secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. As a result, the subsidiary defaulted on the loan’s payment terms. The loan had an interest rate of 10.65% (including the effect of default interest of 5.0%) and was originally scheduled to mature in 2017. In connection with the loan’s default proceedings, we expect to transfer title to the properties and be relieved of the debt obligation plus accrued interest in early 2015; and

•	leasing 3.0 million square feet, including 893,000 of construction and redevelopment space.

Due in large part to these activities, we:

•
improved occupancy of our office property portfolio to 90.9% as of December 31, 2014, a 1.8% increase over year end 2013, due in large part to our sale, or removal from operations for redevelopment, of low occupancy operating properties and our achievement of strong occupancy on newly constructed or redeveloped space;

•	increased occupancy of our Same Office Properties (defined below) to 91.3% as of December 31, 2014 (up slightly from 91.0% as of December 31, 2013);

•	maintained occupancy of our Strategic Tenant Properties at 91.6% as of December 31, 2014, or unchanged from year end 2013;

•
increased the percentage of our total annualized rental revenue of our office properties derived from Strategic Tenant Properties to 76.6% as of December 31, 2014, an increase of 6.9% from year end 2013; and

•	commenced construction on six new Strategic Tenant Properties in 2014 that were 57.4% leased as of December 31, 2014.

As discussed above, the passage of the budget in January enabled the Federal Government to resume a more normalized process for awarding contracts, which improved the leasing outlook for our Strategic Tenant Properties, particularly those proximate to Strategic Demand Drivers. These demand drivers include Fort George G. Meade (which also houses the United States Cyber Command), Redstone Arsenal, Fort Belvoir, San Antonio and Aberdeen Proving Ground. We believe that the knowledge-based activities of most of our tenants will continue to be a priority in the defense budget as such activities are considered increasingly critical to our national security. Absent passage of further related legislation, budgetary sequestration of funding levels by the United States Government will go into effect on October 1, 2015; if this occurs, our operations may be adversely effected, particularly those of our Strategic Tenant Properties. However, we believe that Federal budget discussions will eventually lead to defense spending levels remaining flat or increasing at the rate of inflation for the next two to three years.

In addition to the effect of the uncertainty in Federal spending discussed above, 2014 also followed an extended period of otherwise challenging economic conditions in the United States and our region that prompted many tenants and prospective tenants to consolidate their operations, close their businesses, downsize their space requirements or cancel or delay expansion plans in our regions, and ultimately placed downward pressure on our occupancy and rental rates. Our properties that are not proximate to Strategic Demand Drivers tend to be more subject to general market conditions. We believe that general market conditions improved in 2014, as traditional office tenants in healthcare, education and professional services industries supported some growth in demand in many of our submarkets in the Baltimore/Washington Corridor. We expect a slow, but continued, recovery to pre-recession occupancy levels for our properties not proximate to Strategic Demand Drivers.

We financed our construction activities while maintaining our capital position in 2014 through:

•
COPLP’s issuance of a $300.0 million aggregate principal amount of 3.700% Senior Notes, which are unsecured and guaranteed by COPT, on May 14, 2014 at an initial offering price of 99.739% of their face value. The proceeds from the offering, after deducting underwriting discounts but before other offering expenses, were approximately $297.3 million. We used the net proceeds of the offering to repay borrowings under our Revolving Credit Facility, repay $50.0 million under an existing term loan facility, fund the redemption of our Series H Preferred Shares and for general corporate purposes;

•
COPT’s redemption of all of its outstanding Series H Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, using proceeds from the 3.700% Senior Notes issuance. These shares accrued dividends equal to 7.5% of the liquidation preference. In connection with this redemption, COPLP redeemed the Series H Preferred Units previously owned by COPT that carried terms substantially the same as the Series H Preferred Shares. At the time of the redemption, we recognized a $1.8 million decrease to net income available to common shareholders/unitholders pertaining to the original issuance costs of the securities;

•
COPT’s completion of a public offering of 5.52 million common shares in November at a price of $27.30 per share for net proceeds of $148.9 million, after underwriter discounts but before offering expenses, that were contributed to COPLP in exchange for 5.52 million common units. The net proceeds were used primarily to fund our defeasance of, and full satisfaction of our obligations with respect to, the secured nonrecourse mortgage loans discussed below, as well as costs related to the defeasance and satisfaction; and

•
the defeasance in December of, and full satisfaction of our obligations with respect to, (i) $103.0 million principal amount of secured nonrecourse mortgage loan due to mature on November 6, 2015 and bearing an interest rate of 5.53% and (ii) $108.5 million principal amount of secured nonrecourse mortgage loan due to mature on January 1, 2016 and bearing an interest rate of 5.56%, as well as costs related to the defeasance and satisfaction. As a result, we recognized an early extinguishment loss of $9.1 million.

Due in large part to these transactions and the property dispositions completed in 2014, as of December 31, 2014:

•	the fixed-rate portion of our debt was 89% (including the effect of variable rate loans subject to interest rate swaps), virtually unchanged from year end 2013;

•	our weighted average debt maturity was 5.1 years, virtually unchanged from year end 2013; and

•	the unsecured portion of our debt increased from 63% to 78%.

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

We refer to the measure “annualized rental revenue” in various sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K. Annualized rental revenue is a measure that we use to evaluate the source of our rental revenue as of a point in time. It is computed by multiplying by 12 the sum of monthly contractual base rents and estimated monthly expense reimbursements under active leases as of a point in time (ignoring free rent then in effect). Our computation of annualized rental revenue excludes the effect of lease incentives, although the effect of this exclusion is generally not material. We consider annualized rental revenue to be a useful measure for analyzing revenue sources because, since it is point-in-time based, it does not contain increases and decreases in revenue associated with periods in which lease terms were not in effect; historical revenue under generally accepted accounting principles in the United States of America (“GAAP”) does contain such fluctuations. We find the measure particularly useful for leasing, tenant, segment and industry analysis.

All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Annual Report on Form 10-K exclude the effect of the two properties serving as collateral for debt that was in default due to the expected debt extinguishment via conveyance of such properties (totaling 665,000 square feet that were 36.1% occupied as of December 31, 2014); effective April 1, 2014, all cash flows from such properties belong to the lender.

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

Acquisitions of Properties

When we acquire properties, we allocate the purchase price to numerous tangible and intangible components. Most of the terms in this bullet section are discussed in further detail in Note 2 to the consolidated financial statements entitled “Acquisitions of Properties.” Our process for determining the allocation to these components requires many estimates and assumptions, including the following: (1) determination of market rental rates; (2) estimation of leasing and tenant improvement costs associated with the remaining term of acquired leases; (3) assumptions used in determining the in-place lease value, if-vacant value and tenant relationship value, including the rental rates, period of time that it would take to lease vacant space and estimated tenant improvement and leasing costs; (4) renewal probabilities; and (5) allocation of the if-vacant value between land and building. A change in any of the above key assumptions can materially change not only the presentation of acquired properties in our consolidated financial statements but also our reported results of operations. The allocation to different components affects the following:

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
Tenant	2014	2013	2012
United States of America	27.6%	24.8%	24.2%
Booz Allen Hamilton, Inc.	5.4%	5.8%	5.5%
Northrop Grumman Corporation (1)	5.0%	6.1%	6.3%
General Dynamics Corporation (1)	4.2%	4.0%	3.6%
The Boeing Company (1)	3.8%	2.6%	1.4%
Computer Sciences Corporation (1)	2.4%	4.4%	4.8%
CareFirst, Inc.	2.2%	2.0%	1.9%
The MITRE Corporation	2.1%	2.0%	1.9%
Wells Fargo & Company (1)	1.7%	1.6%	1.7%
Vadata Inc.	1.3%	N/A	N/A
AT&T Corporation (1)	1.3%	1.3%	1.2%
L-3 Communications Holdings, Inc. (1)	1.2%	1.3%	1.4%
Science Applications International Corporation (1)	1.0%	1.0%	1.0%
Kratos Defense & Security Solution, Inc. (1)	1.0%	0.9%	1.5%
TASC Inc.	0.9%	0.9%	N/A
Raytheon Company (1)	0.9%	0.9%	1.1%
ITT Exelis (1)	0.9%	1.2%	1.7%
KEYW Corporation	0.8%	0.8%	N/A
The Johns Hopkins Institutions (1)	0.8%	0.9%	0.8%
Unisys Corporation	0.8%	0.8%	0.8%
The Aerospace Corporation (1)	N/A	1.8%	1.7%
Ciena Corporation	N/A	N/A	1.0%
Lockheed Martin Corporation	N/A	N/A	0.8%
Subtotal of 20 largest tenants	65.3%	65.1%	64.5%
All remaining tenants	34.7%	34.9%	35.5%
Total	100.0%	100.0%	100.0%

(1) Includes affiliated organizations and agencies and predecessor companies.

The United States Government’s concentration increased each of the last two years in large part due to our significant dispositions of properties in which it was not a tenant and its occupancy of a significant portion of our newly-constructed square feet placed into service.

Our Strategic Tenant Properties accounted for 76.6% of our annualized rental revenue from office properties as of December 31, 2014. We expect to maintain a high concentration of revenue from customers in these properties, as discussed further in the section in Item 1 to this Annual Report on Form 10-K entitled “Business and Growth Strategies.”

Geographic Concentration of Property Operations

The table below sets forth the regional allocation of our annualized rental revenue of office properties as of the end of the last three calendar years:

	Percentage of Annualized Rental			Number of
	Revenue of Office			Office Properties
	Properties as of December 31,			as of December 31,
Region	2014	2013	2012	2014	2013	2012
Baltimore/Washington Corridor	52.3%	49.5%	49.2%	91	92	101
Northern Virginia	17.5%	21.3%	19.1%	20	20	19
San Antonio	8.0%	7.0%	6.3%	8	8	8
Huntsville	2.2%	1.9%	0.7%	5	4	1
Washington, DC - Capitol Riverfront	2.8%	2.8%	3.1%	2	2	2
St. Mary’s and King George Counties	3.5%	3.7%	3.4%	18	19	19
Greater Baltimore	9.0%	8.9%	8.8%	24	32	32
Greater Philadelphia	2.6%	2.8%	2.0%	3	4	3
Colorado Springs	—%	—%	5.4%	—	—	20
Other	2.1%	2.1%	2.0%	2	2	3
	100.0%	100.0%	100.0%	173	183	208

The most significant changes in our regional allocations set forth above were due to: significant dispositions of properties (particularly in 2013), including our exit from the Colorado Springs region and dispositions of numerous properties in the Greater Baltimore and Baltimore/Washington Corridor regions; and newly-constructed properties placed into service primarily in the Baltimore/Washington Corridor, Northern Virginia and Huntsville regions.

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties:

	December 31,
	2014	2013	2012
Occupancy rates at period end
Total	90.9%	89.1%	87.8%
Baltimore/Washington Corridor	93.4%	91.7%	89.5%
Northern Virginia	86.8%	88.6%	89.2%
San Antonio	96.6%	96.6%	96.4%
Huntsville	80.8%	80.7%	83.2%
Washington, DC - Capitol Riverfront	74.4%	76.4%	89.0%
St. Mary’s and King George Counties	90.8%	89.8%	85.9%
Greater Baltimore	86.8%	77.2%	78.6%
Greater Philadelphia	96.2%	93.7%	100.0%
Colorado Springs	N/A	N/A	77.6%
Other	100.0%	100.0%	100.0%
Average contractual annual rental rate per square foot at year end (1)	$29.27	$28.99	$27.92

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2013	17,370	15,484
Square feet vacated upon lease expiration (1)	—	(893)
Occupancy of previously vacant space in connection with new leases (2)	—	638
Square feet constructed or redeveloped	763	796
Dispositions	(303)	(148)
Square feet removed from operations for redevelopment	(371)	—
Square feet of properties to be conveyed	(665)	(623)
Other changes	(4)	1
December 31, 2014	16,790	15,255

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Please refer to the section above entitled “Overview” for discussion regarding our leasing activity in 2014 and our expectations regarding the future outlook. As the table above reflects, much of the increase in our total occupancy from December 31, 2013 to December 31, 2014 was attributable to our sale, or removal from operations for redevelopment, of low occupancy operating properties and our achievement of occupancy on newly constructed or redeveloped space. Occupancy of our Same Office Properties was 91.3% at December 31, 2014, up slightly from 91.0% at December 31, 2013. With regard to our regional occupancy trends, including changes from December 31, 2013 to December 31, 2014:

•
Baltimore/Washington Corridor: the increase in occupancy was due in large part to occupancy of newly constructed properties placed into service, our removal of 124,000 square feet from operations for redevelopment and our ability to renew 83.5% of the square footage of our scheduled lease expirations for the year;

•
Northern Virginia: the decrease in occupancy was due in large part to our renewal of only 25.3% of the square footage of our scheduled lease expirations. Certain of our submarkets in this region are experiencing weakening market conditions, including surplus supply for space and decreasing rental rates. While our occupancy in this region was 86.8% as of December 31, 2014, the region also has scheduled lease expirations in 2015 for 471,000 square feet;

•
Huntsville: our occupancy reflects an unoccupied 62,000 square foot property that was 100% leased as of December 31, 2014. This region, which is located proximate to Redstone Arsenal, was 94.9% leased as of December 31, 2014;

•
Washington, DC - Capitol Riverfront: our occupancy reflects a tenant vacating 52,000 square feet in late 2013 that we have yet to lease, and there are scheduled lease expirations in 2015 for 56,000 square feet. Our two properties in this region are located proximate to the Washington Naval Yard;

•
Greater Baltimore: the increase in our occupancy was due primarily to our disposition in 2014 of eight properties that were 48.9% occupied upon disposition. Our occupancy has been adversely affected by 208,000 square feet in two properties we constructed in our North Gate Business Park that were collectively 25.9% occupied as of December 31, 2014; this park is located proximate to Aberdeen Proving Ground; and

•	Greater Philadelphia: the increase in our occupancy was due primarily to occupancy of newly redeveloped space occurring in 2014.

In 2014, we completed 3.0 million square feet of leasing, including 893,000 of construction and redevelopment space. Our construction and redevelopment leasing was highlighted by the following: 401,000 square feet leased in two properties to the United States Government in Northern Virginia and San Antonio; 132,000 square feet in two properties in Huntsville to a United States Government contractor; 120,000 square feet in a Northern Virginia single user data center; and 88,000 to another United States Government contractor in the Baltimore/Washington Corridor. As of December 31, 2014, we had 1.2 million square feet under construction that were 69% leased and 344,000 under redevelopment that were 41% leased.

In 2014, we renewed leases on 1.5 million square feet, representing 69.6% of the square footage of our lease expirations (including the effect of early renewals). The annualized rents of these renewals (totaling $30.92 per square foot) decreased on average by approximately 2.2% and the revenue under GAAP (totaling $32.00 per square foot) increased on average by approximately 7.3% relative to the leases previously in place for the space. The renewed leases had a weighted average lease term of approximately 5.0 years and the average estimated tenant improvements and lease costs associated with completing the leasing was approximately $15.36 per square foot.

In 2014, we also completed 614,000 square feet in other leasing, consisting primarily of space previously leased by us to tenants that was subsequently vacated (also referred to as re-tenanted space). The annualized rents of this other leasing totaled

$23.42 per square foot and the revenue under GAAP totaled $23.89 per square foot; these leases had a weighted average lease term of approximately 6.7 years and the average estimated tenant improvements and lease costs associated with completing this leasing was approximately $39.96 per square foot. The annualized rents of re-tenanted space decreased on average by approximately 2.4% and the revenue under GAAP decreased on average by approximately 10.8% relative to the leases previously in place for the space.

Our weighted average lease term for office properties at December 31, 2014 was approximately 4.7 years. The table below sets forth as of December 31, 2014 our scheduled lease expirations of office properties by region in terms of percentage of annualized rental revenue:

	Expiration of Annualized Rental
	Revenue of Office Properties
	2015	2016	2017	2018	2019	Thereafter	Total
Baltimore/Washington Corridor	5.1%	5.3%	9.3%	8.2%	9.3%	15.1%	52.3%
Northern Virginia	3.7%	2.2%	2.2%	2.8%	2.5%	4.1%	17.5%
San Antonio	0.0%	0.0%	0.0%	0.1%	0.0%	7.9%	8.0%
Huntsville	0.0%	0.0%	0.0%	1.2%	0.4%	0.6%	2.2%
Washington, DC - Capitol Riverfront	0.6%	0.4%	0.0%	0.7%	0.1%	1.0%	2.8%
St. Mary’s and King George Counties	1.7%	0.5%	0.1%	0.1%	0.2%	0.9%	3.5%
Greater Baltimore	0.6%	1.2%	1.0%	1.0%	0.7%	4.5%	9.0%
Greater Philadelphia	0.0%	0.0%	0.0%	0.0%	0.1%	2.5%	2.6%
Other	0.0%	0.0%	0.0%	0.0%	0.0%	2.1%	2.1%
Total	11.8%	9.6%	12.6%	14.2%	13.2%	38.6%	100.0%

With regard to leases expiring in 2015, we believe that the weighted average annualized rental revenue per occupied square foot for such leases at December 31, 2014 was, on average, approximately 2% to 4% higher than estimated current market rents for the related space, with specific results varying by market.

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

Wholesale Data Center Property

Our wholesale data center property, which upon completion is expected to have a critical load of 19.25 megawatts, had 9.0 megawatts in operation at December 31, 2014, of which 6.56 were leased to tenants with further expansion rights of up to a combined 7.63 megawatts. In February 2015, we leased an additional 11.25 megawatts expected to be in operations in stages during 2015.

Results of Operations

We evaluate the operating performance of our properties using NOI from real estate operations, our segment performance measure derived by subtracting property operating expenses from revenues from real estate operations.  We view our NOI from real estate operations as comprising the following primary categories of operating properties:

•
office properties owned and 100% operational throughout the two years being compared, excluding properties held for future disposition.  We define these as changes from “Same Office Properties.” For further discussion of the concept of “operational,” you should refer to the section of Note 2 of the consolidated financial statements entitled “Properties”;

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
NOI from real estate operations	$299,912	$317,929	$312,365
NOI from service operations	6,690	3,488	3,260
NOI from discontinued operations	(121)	(24,131)	(37,272)
Depreciation and amortization associated with real estate operations	(136,086)	(113,214)	(107,998)
Impairment losses	(1,416)	(5,857)	(43,678)
General, administrative and leasing expenses	(31,794)	(30,869)	(31,900)
Business development expenses and land carry costs	(5,573)	(5,436)	(5,711)
Operating income	$131,612	$141,910	$89,066

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$479,725	$460,997	$18,728
Construction contract and other service revenues	106,748	62,363	44,385
Total revenues	586,473	523,360	63,113
Expenses
Property operating expenses	179,934	167,199	12,735
Depreciation and amortization associated with real estate operations	136,086	113,214	22,872
Construction contract and other service expenses	100,058	58,875	41,183
Impairment losses	1,416	5,857	(4,441)
General, administrative and leasing expenses	31,794	30,869	925
Business development expenses and land carry costs	5,573	5,436	137
Total operating expenses	454,861	381,450	73,411
Operating income	131,612	141,910	(10,298)
Interest expense	(92,393)	(82,010)	(10,383)
Interest and other income	4,923	3,834	1,089
Loss on early extinguishment of debt	(9,552)	(27,030)	17,478
Equity in income of unconsolidated entities	229	2,110	(1,881)
Income tax expense	(310)	(1,978)	1,668
Income from continuing operations	34,509	36,836	(2,327)
Discontinued operations	26	55,692	(55,666)
Gain on sales of real estate, net of income taxes	10,671	9,016	1,655
Net income	$45,206	$101,544	$(56,338)

NOI from Real Estate Operations

	For the Years Ended December 31,
	2014	2013	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$338,472	$336,091	$2,381
Lease termination revenue	1,365	1,925	(560)
Tenant recoveries and other real estate operations revenue	86,416	77,511	8,905
Same Office Properties total revenues	426,253	415,527	10,726
Constructed office properties placed in service	28,677	9,890	18,787
Properties to be conveyed	11,362	20,485	(9,123)
Dispositions	1,709	40,362	(38,653)
Other	11,710	12,369	(659)
	479,711	498,633	(18,922)
Property operating expenses
Same Office Properties	156,660	147,785	8,875
Constructed office properties placed in service	7,725	2,543	5,182
Properties to be conveyed	5,697	7,139	(1,442)
Dispositions	843	15,330	(14,487)
Other	8,874	7,907	967
	179,799	180,704	(905)
NOI from real estate operations
Same Office Properties	269,593	267,742	1,851
Constructed office properties placed in service	20,952	7,347	13,605
Properties to be conveyed	5,665	13,346	(7,681)
Dispositions	866	25,032	(24,166)
Other	2,836	4,462	(1,626)
	$299,912	$317,929	$(18,017)
Same Office Properties rent statistics
Average occupancy rate	91.6%	90.5%	1.1%
Average straight-line rent per occupied square foot (1)	$24.61	$24.68	$(0.07)

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

The increases in tenant recoveries and other real estate operations revenue and property operating expenses from our Same Office Properties were primarily due to increases in expenses resulting mostly from higher than normal snowfall and lower than normal temperatures in the Mid-Atlantic region in 2014 and an increase in certain other directly reimbursable expenses.

Our Same Office Properties pool consisted of 160 office properties, comprising 89.4% of our operating office square footage as of December 31, 2014. This pool of properties included the following changes from the pool used for purposes of comparing 2013 and 2012 in our 2013 Annual Report on Form 10-K: the additions of three properties placed in service and 100% operational by January 1, 2013, one property acquired and fully operational by January 1, 2013 and two properties in the Greater Philadelphia region (this region was previously excluded from the pool as it was not considered held for long-term investment); and the removals of eight properties sold in 2014 and three properties newly classified as redevelopment.

Our NOI from constructed office properties placed in service included 13 properties placed in service in 2013 and 2014.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to our revision of the useful life of a property that was removed from service for redevelopment.

NOI from Service Operations

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Construction contract and other service revenues	$106,748	$62,363	$44,385
Construction contract and other service expenses	100,058	58,875	41,183
NOI from service operations	$6,690	$3,488	$3,202

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

Impairment Losses

We recognized the impairment losses described below in 2014 and 2013:

•	$1.4 million in 2014 primarily on three properties that were sold in the Greater Baltimore region;

•
in connection primarily with the Strategic Reallocation Plan, we determined that the carrying amounts of certain properties identified for disposition would not likely be recovered from the cash flows from the operations and sales of such properties over the shorter holding periods. Accordingly, we recognized aggregate impairment losses for the amounts by which the carrying values of those properties exceeded their respective estimated fair values, plus any exit costs incurred, of $15.2 million in 2013 (all classified as discontinued operations and including $419,000 in exit costs). Most of these losses were attributable to properties in Colorado Springs;

•	$11.0 million (all classified as discontinued operations and including $560,000 in exit costs) in 2013 on properties that were conveyed to lenders; and

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

General, Administrative and Leasing Expenses

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

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$7,893	$8,189
Leasing	1,461	1,408
Total	$9,354	$9,597

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Interest on mortgage and other secured loans
Interest, excluding default rate on debt to be extinguished	$37,857	$55,105	$(17,248)
Interest under default rate on debt to be extinguished via conveyance	5,806	—	5,806
Interest on Unsecured Senior Notes	33,302	12,294	21,008
Interest on unsecured term loans	10,282	13,633	(3,351)
Amortization of deferred financing costs	4,666	5,451	(785)
Interest expense recognized on interest rate swaps	2,990	2,741	249
Interest on Revolving Credit Facility	232	968	(736)
Interest on Exchangeable Senior Notes	34	5,824	(5,790)
Other interest	3,289	3,000	289
Capitalized interest	(6,065)	(8,785)	2,720
Total interest expense, net of capitalized interest	92,393	90,231	2,162
Interest expense reclassified to discontinued operations	—	(8,221)	8,221
Interest expense included in continuing operations	$92,393	$82,010	$10,383

Aside from the incremental additional interest expense associated with the default rate on debt to be extinguished via property conveyance, most of the changes in interest expense reflected above are the result of our emphasis on improving our capital position primarily through the repayment of existing borrowings using proceeds from the property sales, public offerings of equity and new unsecured borrowings. Interest expense for Unsecured Senior Notes increased due to our initial note issuances in May and September 2013 and an additional issuance in May 2014. Interest expense for Exchangeable Senior Notes decreased due to our repayment of almost all of these notes during 2013. Capitalized interest decreased due primarily to our completion of significant construction and development projects that were not immediately offset by new projects.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt in 2014 was attributable primarily to a $9.1 million loss recognized in connection with the defeasance of, and full satisfaction of our obligations with respect to, two secured nonrecourse mortgage loans with a $211.5 million aggregate principal amount. The loss on early extinguishment of debt in 2013 was attributable primarily to a $25.9 million loss recognized on our repayment of a $239.4 million principal amount of our 4.25% Exchangeable Senior Notes.

Discontinued Operations

The decrease in discontinued operations was due to a $67.8 million gain on early extinguishment of debt recognized on our conveyance of properties to the lender of a non recourse loan to extinguish the loan in December 2013.

Gain on Sales of Real Estate, Net

In 2014, we recognized gain on sales of real estate of $5.6 million in connection with the disposition of a non-operating property and $5.1 million in connection with dispositions of operating properties in the Greater Baltimore region. For 2013, our gain on sales of real estate, net (excluding amounts in discontinued operations) included a $6.3 million gain on the substantive disposition of our investment in an unconsolidated real estate joint venture and a $2.7 million gain from our disposition of land parcels in the Greater Baltimore region.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$460,997	$434,299	$26,698
Construction contract and other service revenues	62,363	73,836	(11,473)
Total revenues	523,360	508,135	15,225
Expenses
Property operating expenses	167,199	159,206	7,993
Depreciation and amortization associated with real estate operations	113,214	107,998	5,216
Construction contract and other service expenses	58,875	70,576	(11,701)
Impairment losses	5,857	43,678	(37,821)
General, administrative and leasing expense	30,869	31,900	(1,031)
Business development expenses and land carry costs	5,436	5,711	(275)
Total operating expenses	381,450	419,069	(37,619)
Operating income	141,910	89,066	52,844
Interest expense	(82,010)	(86,401)	4,391
Interest and other income	3,834	7,172	(3,338)
Loss on early extinguishment of debt	(27,030)	(943)	(26,087)
Equity in income (loss) of unconsolidated entities	2,110	(546)	2,656
Income tax expense	(1,978)	(381)	(1,597)
Income from continuing operations	36,836	7,967	28,869
Discontinued operations	55,692	12,353	43,339
Gain on sales of real estate, net of income taxes	9,016	21	8,995
Net income	$101,544	$20,341	$81,203

NOI from Real Estate Operations

	For the Years Ended December 31,
	2013	2012	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$321,742	$315,244	$6,498
Lease termination revenue	1,925	1,573	352
Tenant recoveries and other real estate operations revenue	77,160	76,025	1,135
Same Office Properties total revenues	400,827	392,842	7,985
Constructed office properties placed in service	18,409	5,146	13,263
Acquired office properties	6,180	2,708	3,472
Properties to be conveyed	20,485	17,635	2,850
Dispositions	40,362	62,360	(21,998)
Other	12,370	12,409	(39)
	498,633	493,100	5,533
Property operating expenses
Same Office Properties	143,141	139,692	3,449
Constructed office properties placed in service	5,369	1,248	4,121
Acquired office properties	1,812	764	1,048
Properties to be conveyed	7,139	7,587	(448)
Dispositions	15,330	24,868	(9,538)
Other	7,913	6,576	1,337
	180,704	180,735	(31)
NOI from real estate operations
Same Office Properties	257,686	253,150	4,536
Constructed office properties placed in service	13,040	3,898	9,142
Acquired office properties	4,368	1,944	2,424
Properties to be conveyed	13,346	10,048	3,298
Dispositions	25,032	37,492	(12,460)
Other	4,457	5,833	(1,376)
	$317,929	$312,365	$5,564
Same Office Properties rent statistics
Average occupancy rate	91.6%	89.8%	1.8%
Average straight-line rent per occupied square foot (1)	$24.42	$24.34	$0.08

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the years set forth above.

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

Our Same Office Properties pool for purposes of comparing 2013 and 2012 consisted of 155 office properties, comprising 82.7% of our operating office square footage as of December 31, 2013. This pool of properties changed from the pool used for purposes of comparing 2013 and 2012 in our 2013 Annual Report on Form 10-K due to the removal of eight properties disposed in 2014 and three properties newly classified as redevelopment in 2014; and the addition of one property in the Greater Philadelphia region (this region was previously excluded from the pool as it was not considered held for long-term investment).

Our NOI from constructed office properties placed in service included 13 properties placed in service in 2012 and 2013.

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

Impairment Losses

We recognized the impairment losses described below in 2013 and 2012:

•
as described above, we recognized aggregate impairment losses in connection primarily with the Strategic Reallocation Plan of $15.2 million in 2013 (all classified as discontinued operations and including $419,000 in exit costs) and $19.0 million in 2012 ($23.2 million classified as discontinued operations and including $4.2 million in exit costs). Most of these losses were attributable to properties in Colorado Springs;

•	$11.0 million (all classified as discontinued operations and including $560,000 in exit costs) in 2013 on properties that were conveyed to lenders;

•	as described above, $5.9 million in 2013 on two properties in the Greater Baltimore region that Management concluded no longer met our strategic investment criteria;

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

Capitalized compensation and indirect costs were as follows:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Construction, development, redevelopment, capital and tenant improvements	$8,189	$7,976
Leasing	1,408	1,151
Total	$9,597	$9,127

Interest Expense

The table below sets forth the components of our interest expense included in continuing operations:

	For the Years Ended December 31,
	2013	2012	Variance
	(in thousands)
Interest on mortgage and other secured loans	$55,105	$63,124	$(8,019)
Interest on unsecured term loans	13,633	14,728	(1,095)
Interest on Unsecured Senior Notes	12,294	—	12,294
Interest on Exchangeable Senior Notes	5,824	13,851	(8,027)
Amortization of deferred financing costs	5,451	6,243	(792)
Other interest	3,000	2,784	216
Interest expense recognized on interest rate swaps	2,741	3,697	(956)
Interest on Revolving Credit Facility	968	6,274	(5,306)
Capitalized interest	(8,785)	(13,903)	5,118
Total interest expense, net of capitalized interest	90,231	96,798	(6,567)
Interest expense reclassified to discontinued operations	(8,221)	(10,397)	2,176
Interest expense included in continuing operations	$82,010	$86,401	$(4,391)

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

Gain on Sales of Real Estate, Net

For 2013, our gain on sales of real estate, net (excluding amounts in discontinued operations) included a $6.3 million gain on the substantive disposition of our investment in an unconsolidated real estate joint venture and a $2.7 million gain from our disposition of land parcels in Greater Baltimore.

Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is net income adjusted for the effects of interest expense, depreciation and amortization, impairment losses, gain on sales of properties, gain or loss on early extinguishment of debt, net gain on unconsolidated entities, operating property acquisition costs, loss on interest rate derivatives, income taxes and executive transition costs, and excluding the effect of properties serving as collateral for debt which is in default that we expect to extinguish via conveyance of such properties. The adjustment for the effect of properties serving as collateral for debt which is in default that we expect to extinguish via conveyance of such properties pertains to the periods subsequent to our default on the loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls. We believe that Adjusted EBITDA is a useful supplemental measure for assessing our un-levered performance. We believe that net income, as reported on our consolidated statements of operations, is the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA excludes items that are included in net income, including some that require cash outlays; we compensate for this limitation by using the measure simply as a supplemental measure that is considered alongside other GAAP and non-GAAP measures. It should not be used as an alternative to net income when evaluating our financial performance or to cash flow from operating, investing and financing activities when evaluating our liquidity or ability to make cash distributions or pay debt service. In 2014, we changed our methodology for reporting Adjusted EBITDA to include an adjustment to exclude the effect of executive transition costs; Adjusted EBITDA for prior periods has been revised to conform with the change in methodology.

We use Adjusted EBITDA to calculate Adjusted EBITDA Interest Coverage Ratio and Adjusted EBITDA Fixed Charge Coverage Ratio. We calculate Adjusted EBITDA interest coverage by dividing Adjusted EBITDA by interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized, and interest expense on debt in default to be extinguished via conveyance of properties). We calculate Adjusted EBITDA fixed charge coverage ratio by dividing Adjusted EBITDA by the sum of: (1) interest expense on continuing and discontinued operations (excluding amortization of deferred financing costs and amortization of debt discounts and premiums, net of amounts capitalized, and interest expense on debt in default to be extinguished via conveyance of properties); (2) scheduled principal amortization on mortgage loans; (3) capitalized interest; (4) dividends on preferred shares; and (5) distributions on preferred units in the Operating Partnership not owned by COPT. In 2014, we changed our methodology for reporting Adjusted EBITDA fixed charge coverage ratio to include scheduled principal amortization on mortgage loans and capitalized interest in the denominator for the ratio; the Adjusted EBITDA fixed charge coverage ratio for prior periods has been revised to conform with the change in methodology.

The tables below set forth the computation of Adjusted EBITDA interest and fixed charge coverage ratios of COPT and subsidiaries and reconciliations of Adjusted EBITDA to net income reported on the COPT’s consolidated statements of operations:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$45,206	$101,544	$20,341
Interest expense (1)	92,393	90,231	96,798
Income tax expense (2)	310	1,978	381
Depreciation and amortization (1)	138,490	119,773	124,418
Impairment losses (1)	1,419	32,047	66,910
Loss (gain) on early extinguishment of debt (1)	9,668	(40,780)	(793)
Gain on sales of operating properties	(5,117)	(9,004)	(20,928)
Gain on sales of non-operating properties	(5,578)	(2,683)	(33)
Net loss (gain) on investments in unconsolidated entities included in interest and other income	291	206	(3,589)
Operating property acquisition costs	—	—	229
EBITDA from properties to be conveyed to extinguish debt in default	(2,091)	—	—
Executive transition costs	1,056	—	2,157
Adjusted EBITDA	$276,047	$293,312	$285,891

Interest expense (1)	$92,393	$90,231	$96,798
Less: Amortization of deferred financing costs	(4,666)	(5,451)	(6,243)
Less: Amortization of net debt discounts and premiums, net of amounts capitalized	(920)	(1,015)	(2,721)
Less: Interest exp. on debt in default to be exting. via conveyance of properties	(12,684)	—	—
Denominator for Adjusted EBITDA interest coverage ratio	$74,123	$83,765	$87,834
Scheduled principal amortization	6,517	9,481	11,684
Capitalized interest	6,065	8,785	13,903
Preferred share dividends	15,939	19,971	20,844
Preferred unit distributions	660	660	660
Denominator for Adjusted EBITDA fixed charge coverage ratio	$103,304	$122,662	$134,925

Adjusted EBITDA interest coverage ratio	3.7x	3.5x	3.3x
Adjusted EBITDA fixed charge coverage ratio	2.7x	2.4x	2.1x

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude: operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of those properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on the loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $5.8 million in 2014. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO. In 2014, we changed our methodology for reporting Diluted FFO, as adjusted for comparability to include an adjustment to exclude the effect of executive transition costs; Diluted FFO, as adjusted for comparability for prior periods has been revised to conform with the change in methodology.

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

Diluted FFO per share, as adjusted for comparability is (1) Diluted FFO, as adjusted for comparability divided by (2) the sum of the (a) weighted average common shares outstanding during a period, (b) weighted average common units outstanding during a period and (c) weighted average number of potential additional common shares that would have been outstanding during a period if other securities that are convertible or exchangeable into common shares were converted or exchanged.  We believe that this measure is useful to investors because it provides investors with a further context for evaluating our FFO results.  We believe that diluted EPS is the most directly comparable GAAP measure to this per share measure.  This measure has most of the same limitations as Diluted FFO (described above) as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO. In 2014, we changed our methodology for reporting Diluted FFO per share, as adjusted for comparability to include an adjustment to exclude the effect of executive transition costs; Diluted FFO per share, as adjusted for comparability for prior periods has been revised to conform with the change in methodology.

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

The tables appearing below and on the following page sets forth the computation of the above stated measures for the years ended December 31, 2010 through 2014 and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share data)
Net income (loss)	$45,206	$101,544	$20,341	$(127,576)	$45,504
Add: Real estate-related depreciation and amortization	136,086	117,719	121,937	134,131	123,243
Add: Depreciation and amortization on unconsolidated real estate entities allocable to COPT	—	—	346	492	631
Add: Impairment losses on previously depreciated operating properties	1,370	32,047	70,263	70,512	—
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(5,117)	(9,004)	(20,928)	(4,811)	(1,077)
FFO	177,545	242,306	191,959	72,748	168,301
Less: Noncontrolling interests-preferred units in the Operating Partnership	(660)	(660)	(660)	(660)	(660)
Less: FFO allocable to other noncontrolling interests	(3,216)	(3,710)	(1,989)	(1,887)	(1,370)
Less: Preferred share dividends	(15,939)	(19,971)	(20,844)	(16,102)	(16,102)
Less: Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,827)	—	—
Basic and Diluted FFO allocable to restricted shares	(665)	(912)	(919)	(1,037)	(1,524)
Basic and Diluted FFO	$155,296	$214,149	$165,720	$53,062	$148,645
Operating property acquisition costs	—	—	229	156	3,424
Gain on sales of non-operating properties, net of income taxes	(5,578)	(2,683)	(33)	(2,717)	(2,829)
Impairment (recoveries) losses on other properties	49	—	(3,353)	80,509	—
Income tax expense (benefit) on impairments on other properties	—	—	673	(4,775)	—
Valuation allowance on tax asset associated with FFO comparability adjustments	—	1,855	—	—	—
Loss on interest rate derivatives	—	—	—	29,805	—
Loss (gain) on early extinguishment of debt	9,668	(40,780)	(793)	2,023	—
Issuance costs associated with redeemed preferred shares	1,769	2,904	1,827	—	—
Executive transition costs	1,056	—	2,157	—	—
Add: Negative FFO of properties to be conveyed to extinguish debt in default	10,928	—	—	—	—
Diluted FFO comparability adjustments allocable to restricted shares	(78)	168	—	—	—
Diluted FFO, as adjusted for comparability	$173,110	$175,613	$166,427	$158,063	$149,240

Weighted average common shares	88,092	85,167	73,454	69,382	59,611
Conversion of weighted average common units	3,897	3,869	4,235	4,355	4,608
Weighted average common shares/units - Basic FFO	91,989	89,036	77,689	73,737	64,219
Dilutive effect of share-based compensation awards	171	57	53	111	333
Weighted average common shares/units - Diluted FFO	92,160	89,093	77,742	73,848	64,552

Diluted FFO per share	$1.69	$2.40	$2.13	$0.72	$2.30
Diluted FFO per share, as adjusted for comparability	$1.88	$1.97	$2.14	$2.14	$2.31

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share data)
Numerator for diluted EPS	$22,115	$70,418	$(2,163)	$(136,567)	$25,587
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	1,006	3,283	(87)	(8,439)	2,116
Add: Real estate-related depreciation and amortization	136,086	117,719	121,937	134,131	123,243
Add: Depreciation and amortization of unconsolidated real estate entities	—	—	346	492	631
Add: Impairment losses on previously depreciated operating properties	1,370	32,047	70,263	70,512	—
Add: Numerator for diluted EPS allocable to restricted shares	432	414	469	1,037	1,071
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(725)	(927)	(633)	(849)	(1,402)
Less: Decrease in noncontrolling interests unrelated to earnings	794	1,111	(2,565)	(1,407)	—
Less: Basic and diluted FFO allocable to restricted shares	(665)	(912)	(919)	(1,037)	(1,524)
Less: Gain on sales of previously depreciated operating properties, net of income taxes	(5,117)	(9,004)	(20,928)	(4,811)	(1,077)
Basic and Diluted FFO	$155,296	$214,149	$165,720	$53,062	$148,645
Operating property acquisition costs	—	—	229	156	3,424
Gain on sales of non-operating properties, net of income taxes	(5,578)	(2,683)	(33)	(2,717)	(2,829)
Impairment (recoveries) losses on other properties	49	—	(3,353)	80,509	—
Income tax expense (benefit) on impairments on other properties	—	—	673	(4,775)	—
Valuation allowance on tax asset associated with FFO comparability adjustments	—	1,855	—	—	—
Loss on interest rate derivatives	—	—	—	29,805	—
Loss (gain) on early extinguishment of debt	9,668	(40,780)	(793)	2,023	—
Issuance costs associated with redeemed preferred shares	1,769	2,904	1,827	—	—
Executive transition costs	1,056	—	2,157	—	—
Add: Negative FFO of properties to be conveyed to extinguish debt in default	10,928	—	—	—	—
Diluted FFO comparability adjustments allocable to restricted shares	(78)	168	—	—	—
Diluted FFO, as adjusted for comparability	$173,110	$175,613	$166,427	$158,063	$149,240

Denominator for diluted EPS	88,263	85,224	73,454	69,382	59,944
Weighted average common units	3,897	3,869	4,235	4,355	4,608
Anti-dilutive EPS effect of share-based compensation awards	—	—	53	111	—
Denominator for diluted FFO per share measures	92,160	89,093	77,742	73,848	64,552

Dividends on common shares	$97,944	$95,246	$81,720	$116,717	$98,510
Common unit distributions	4,270	4,280	4,617	7,173	7,266
Numerator for diluted FFO payout ratio, adjusted for comparability	$102,214	$99,526	$86,337	$123,890	$105,776
FFO payout ratio	57.6%	41.1%	45.0%	170.3%	62.8%
Diluted FFO payout ratio	65.8%	46.5%	52.1%	233.5%	71.2%
Diluted FFO payout ratio, as adjusted for comparability	59.0%	56.7%	51.9%	78.4%	70.9%

Property Additions

The table below sets forth the major components of our additions to properties for 2014 and 2013:

	For the Years Ended December 31,
	2014	2013	Variance
	(in thousands)
Construction, development and redevelopment	$206,583	$207,753	$(1,170)
Tenant improvements on operating properties (1)	25,674	19,031	6,643
Capital improvements on operating properties	22,611	22,855	(244)
	$254,868	$249,639	$5,229

(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

 Cash Flows

Net cash flow provided by operating activities increased $34.9 million from 2013 to 2014 due primarily to $39.0 million in previously accreted interest and early extinguishment of debt costs paid in 2013 mostly in connection with the repayment of our 4.25% Exchangeable Senior Notes.

Net cash flow provided by investing activities decreased $89.9 million from 2013 to 2014 due primarily to higher proceeds from sales of properties in 2013.

Net cash flow used in financing activities in 2014 was $32.5 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $150.2 million; offset in part by

•	net repayments of borrowings of $9.3 million;

•	redemption of preferred shares (or units) of $50.0 million; and

•	dividends and/or distributions to shareholders and/or unitholders of $118.1 million.

Net cash flow provided by financing activities in 2013 was $4.6 million and included the following:

•	net proceeds from the issuance of common shares (or units) of $157.4 million; and

•	net proceeds from borrowings of $64.9 million; offset in part by

•	redemption of preferred shares (or units) of $84.8 million; and
dividends and/or distributions to shareholders and/or unitholders of $119.8 million.

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

As of December 31, 2014, COPT owned 96.0% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included certain members of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of December 31, 2014, we had $6.1 million in cash and cash equivalents.

Our senior unsecured debt is currently rated investment grade by the three major rating agencies. We aim to maintain an investment grade rating to enable us to use debt comprised of unsecured, primarily fixed-rate debt (including the effect of interest rate swaps) from public markets and banks. We also use secured nonrecourse debt from institutional lenders and banks, when appropriate. In addition, we periodically access the public equity markets to raise capital by issuing common and/or preferred shares.

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of December 31, 2014, the maximum borrowing capacity under this facility totaled $800.0 million, of which $702.2 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We expect to complete dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	For the Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$336,751	$166,062	$337,110	$—	$120,000	$943,562	$1,903,485
Scheduled principal payments	6,794	5,337	2,137	2,036	2,094	7,927	26,325
Interest on debt (3)	66,706	56,805	43,342	41,874	40,635	120,284	369,646
New construction and redevelopment obligations (4)(5)	62,984	417	—	—	—	—	63,401
Third-party construction and development obligations (5)(6)	57,904	35,308	—	—	—	—	93,212
Capital expenditures for operating properties (5)(7)	28,020	12,000	—	—	—	—	40,020
Operating leases (8)	905	839	768	735	728	76,678	80,653
Other purchase obligations	1,757	1,230	487	201	192	65	3,932
Total contractual cash obligations	$561,821	$277,998	$383,844	$44,846	$163,649	$1,148,516	$2,580,674

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $9.8 million. As of December 31, 2014, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation. Maturities also include $150.0 million in 2015 that may be extended for two one-year periods and $333.0 million in 2017 that may be extended for one year, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of December 31, 2014 for the terms of such debt.  For variable rate debt, the amounts reflected above used December 31, 2014 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend more than $250.0 million on construction and development costs and approximately $70.0 million on improvements to operating properties (including the commitments set forth in the table above) in 2015.  We expect to fund the construction and development costs using cash on hand and borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of December 31, 2014, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during 2014.

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

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, one of the most predominant of which is a change in interest rates.  Increases in interest rates can result in increased interest expense under our Revolving Credit Facility and other variable rate debt.  Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.

The following table sets forth as of December 31, 2014 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt (1)	$156,668	$171,399	$6,247	$2,036	$2,094	$951,489	$1,289,933
Weighted average interest rate (2)	10.46%	7.19%	5.18%	4.61%	4.60%	4.10%	5.29%
Variable rate debt (3)	$186,877	$—	$333,000	$—	$120,000	$—	$639,877
Weighted average interest rate (4)	1.81%	—%	1.61%	—%	2.26%	—%	1.79%

(1)
Represents principal maturities only and therefore excludes net discounts of $9.8 million. As of December 31, 2014, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation in connection with loan default proceedings.

(2)
Excluding the incremental additional interest rate associated with the default rate on the mortgage loan discussed above, the rate would be 5.67% for the fixed rate debt maturing in 2015 and 4.71% for the total fixed rate debt.

(3)
As of December 31, 2014, maturities include $150.0 million in 2015 that may be extended for two one-year periods and $333.0 million in 2017 that may be extended for one year, subject to certain conditions.

(4)	The amounts reflected above used December 31, 2014 interest rates on variable rate debt.

The fair value of our debt was $1.9 billion as of December 31, 2014 and December 31, 2013.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $86 million as of December 31, 2014 and $81 million as of December 31, 2013.

The following table sets forth information pertaining to interest rate swap contracts in place as of December 31, 2014 and 2013 and their respective fair values (dollars in thousands):

Notional		Fixed	Floating Rate	Effective	Expiration	Fair Value at December 31,
Amount		Rate	Index	Date	Date	2014	2013
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(407)	$(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(407)	(861)
36,877	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(400)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(317)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(324)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	239	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	35	3,217
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	—	(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	—	(277)
						$(1,581)	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.9 million in 2014 and $3.6 million in 2013 if short-term interest rates were 1% higher.  Interest expense in 2013 was more sensitive to a change in interest rates than 2014 due primarily to our having a higher average variable-rate debt balance in 2013.

Item 8.    Financial Statements and Supplementary Data

This item is included in a separate section at the end of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

I.	Internal Control Over Financial Reporting

COPT
(a)    Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included in a separate section at the end of this report on page F-2.

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on page F-4.

(c)    Change in Internal Control over Financial Reporting

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

(b)    Report of Independent Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm is included in a separate section at the end of this report on page F-5.

(c)    Change in Internal Control over Financial Reporting

No change in the Operating Partnership’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Items 10, 11, 12, 13 & 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services
For the information required by Item 10, Item 11, Item 12, Item 13 and Item 14, you should refer to COPT’s definitive proxy statement relating to the 2015 Annual Meeting of COPT’s Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.1.9	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 28, 2008 and incorporated herein by reference).
3.1.10	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated May 19, 2010 and incorporated herein by reference).
3.1.11	Articles of Amendment of Amended and Restated Declaration of Trust (filed with the Company’s Current Report on Form 8-K dated June 19, 2012 and incorporated herein by reference).
3.1.12
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

10.7.3*
Second Amendment to Employment Agreement, dated June 20, 2014, between Corporate Office Properties, L.P., Corporate Office Properties Trust, and Wayne H. Lingafelter (filed on July 30, 2014 with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.7.4*
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

10.8.1*
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

10.10.1*
Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

10.10.2*
First Amendment to the Corporate Office Properties Trust Supplemental Nonqualified Deferred Compensation Plan dated December 4, 2008 (filed with the Company’s Current Report on Form 8-K dated December 10, 2008 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.11.1*
Corporate Office Properties Trust 2008 Omnibus Equity and Incentive Plan (included in Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008 and incorporated herein by reference).

10.11.2*
Corporate Office Properties Trust Amended and Restated 2008 Omnibus Equity and Incentive Plan (included in Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2010 and incorporated herein by reference).

10.12*
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

10.15.1
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

10.15.2
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

10.17.1
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

10.17.2
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

10.17.3
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

10.18
Indenture, dated as of May 6, 2013, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated May 7, 2013 and incorporated herein by reference).

10.19
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

EXHIBIT NO.	DESCRIPTION
10.21
First Supplemental Indenture, dated September 16, 2013, by and among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated September 19, 2013 and incorporated herein by reference).

10.22
Second Supplemental Indenture, dated as of May 14, 2014, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee. (filed with the Company’s Current Report on Form 8-K dated May 14, 2014 and incorporated herein by reference).

12.1	COPT’s Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).
12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).
21.1	Subsidiaries of COPT (filed herewith).
21.2	Subsidiaries of COPLP (filed herewith).
23.1	COPT’s Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	COPLP’s Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
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

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	XBRL Extension Labels Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
* - Indicates a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(c)    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES TRUST

Date:	February 18, 2015	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	February 18, 2015	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 18, 2015
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	February 18, 2015
(Roger A. Waesche, Jr.)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 18, 2015
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 18, 2015
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 18, 2015
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 18, 2015
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 18, 2015
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 18, 2015
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 18, 2015
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 18, 2015
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 18, 2015
(Richard Szafranski)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

Date:	February 18, 2015	By:	/s/ Roger A. Waesche, Jr.
Roger A. Waesche, Jr.
President and Chief Executive Officer

Date:	February 18, 2015	By:	/s/ Anthony Mifsud
Anthony Mifsud
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Thomas F. Brady	Chairman of the Board and Trustee	February 18, 2015
(Thomas F. Brady)
/s/ Roger A. Waesche, Jr.	President and Chief Executive Officer and Trustee	February 18, 2015
(Roger A. Waesche, Jr.)
/s/ Anthony Mifsud	Executive Vice President and Chief Financial	February 18, 2015
(Anthony Mifsud)	Officer (Principal Financial Officer)
/s/ Gregory J. Thor	Senior Vice President, Controller and Chief	February 18, 2015
(Gregory J. Thor)	Accounting Officer (Principal Accounting Officer)
/s/ Robert L. Denton	Trustee	February 18, 2015
( Robert L. Denton)
/s/ Philip L. Hawkins	Trustee	February 18, 2015
(Philip L. Hawkins)
/s/ Elizabeth A. Hight	Trustee	February 18, 2015
(Elizabeth A. Hight)
/s/ David M. Jacobstein	Trustee	February 18, 2015
(David M. Jacobstein)
/s/ Steven D. Kesler	Trustee	February 18, 2015
(Steven D. Kesler)
/s/ C. Taylor Pickett	Trustee	February 18, 2015
(C. Taylor Pickett)
/s/ Richard Szafranski	Trustee	February 18, 2015
(Richard Szafranski)

Corporate Office Properties Trust Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Corporate Office Properties, L.P. Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Corporate Office Properties Trust:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties Trust and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, MD
February 18, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Unitholders of Corporate Office Properties, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Office Properties, L.P. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, MD
February 18, 2015

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Properties, net:
Operating properties, net	$2,751,488	$2,702,693
Projects in development or held for future development	545,426	511,608
Total properties, net	3,296,914	3,214,301
Assets held for sale, net	14,339	—
Cash and cash equivalents	6,077	54,373
Restricted cash and marketable securities	9,069	11,448
Accounts receivable (net of allowance for doubtful accounts of $717 and $2,976, respectively)	26,901	27,000
Deferred rent receivable (net of allowance of $1,418 and $2,126, respectively)	95,910	89,456
Intangible assets on real estate acquisitions, net	43,854	59,258
Deferred leasing and financing costs, net	64,797	66,267
Investing receivables	52,147	53,663
Prepaid expenses and other assets	60,249	54,186
Total assets	$3,670,257	$3,629,952
Liabilities and equity
Liabilities:
Debt, net	$1,920,057	$1,927,703
Accounts payable and accrued expenses	123,035	98,785
Rents received in advance and security deposits	31,011	31,492
Dividends and distributions payable	29,862	29,080
Deferred revenue associated with operating leases	13,031	10,369
Interest rate derivatives	1,855	3,309
Other liabilities	12,105	14,207
Total liabilities	2,130,956	2,114,945
Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	18,417	17,758
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference	199,083	249,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 93,255,284 at December 31, 2014 and 87,394,512 at December 31, 2013)	933	874
Additional paid-in capital	1,969,968	1,814,015
Cumulative distributions in excess of net income	(717,264)	(641,868)
Accumulated other comprehensive (loss) income	(1,297)	3,480
Total Corporate Office Properties Trust’s shareholders’ equity	1,451,423	1,425,584
Noncontrolling interests in subsidiaries:
Common units in COPLP	51,534	53,468
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,127	9,397
Noncontrolling interests in subsidiaries	69,461	71,665
Total equity	1,520,884	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,670,257	$3,629,952
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Rental revenue	$386,396	$377,611	$353,080
Tenant recoveries and other real estate operations revenue	93,329	83,386	81,219
Construction contract and other service revenues	106,748	62,363	73,836
Total revenues	586,473	523,360	508,135
Expenses
Property operating expenses	179,934	167,199	159,206
Depreciation and amortization associated with real estate operations	136,086	113,214	107,998
Construction contract and other service expenses	100,058	58,875	70,576
Impairment losses	1,416	5,857	43,678
General, administrative and leasing expenses	31,794	30,869	31,900
Business development expenses and land carry costs	5,573	5,436	5,711
Total operating expenses	454,861	381,450	419,069
Operating income	131,612	141,910	89,066
Interest expense	(92,393)	(82,010)	(86,401)
Interest and other income	4,923	3,834	7,172
Loss on early extinguishment of debt	(9,552)	(27,030)	(943)
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	34,590	36,704	8,894
Equity in income (loss) of unconsolidated entities	229	2,110	(546)
Income tax expense	(310)	(1,978)	(381)
Income from continuing operations	34,509	36,836	7,967
Discontinued operations	26	55,692	12,353
Income before gain on sales of real estate	34,535	92,528	20,320
Gain on sales of real estate, net of income taxes	10,671	9,016	21
Net income	45,206	101,544	20,341
Net (income) loss attributable to noncontrolling interests:
Common units in COPLP	(1,006)	(3,283)	87
Preferred units in COPLP	(660)	(660)	(660)
Other consolidated entities	(3,285)	(3,894)	1,209
Net income attributable to COPT	40,255	93,707	20,977
Preferred share dividends	(15,939)	(19,971)	(20,844)
Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,827)
Net income (loss) attributable to COPT common shareholders	$22,547	$70,832	$(1,694)
Net income attributable to COPT:
Income from continuing operations	$40,225	$41,366	$9,297
Discontinued operations, net	30	52,341	11,680
Net income attributable to COPT	$40,255	$93,707	$20,977
Basic earnings per common share (1)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)
Discontinued operations	—	0.62	0.16
Net income (loss) attributable to COPT common shareholders	$0.25	$0.83	$(0.03)
Diluted earnings per common share (1)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)
Discontinued operations	—	0.62	0.16
Net income (loss) attributable to COPT common shareholders	$0.25	$0.83	$(0.03)
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$45,206	$101,544	$20,341
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(7,799)	6,791	(7,676)
Losses on interest rate derivatives included in interest expense	2,990	2,740	3,697
Losses on interest rate derivatives included in loss on early extinguishment of debt	38	—	—
Unrealized equity in other comprehensive income of equity method investee	—	1,070	—
Realized equity in other comprehensive income of equity method investee	—	(1,070)	—
Other comprehensive (loss) income	(4,771)	9,531	(3,979)
Comprehensive income	40,435	111,075	16,362
Comprehensive (income) loss attributable to noncontrolling interests	(4,957)	(8,453)	961
Comprehensive income attributable to COPT	$35,478	$102,622	$17,323

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2011 (72,011,324 common shares outstanding)	$216,333	$720	$1,451,078	$(534,041)	$(1,733)	$73,542	$1,205,899
Conversion of common units to common shares (234,246 shares)	—	2	2,812	—	—	(2,814)	—
Preferred shares issued to the public (6,900,000 shares)	172,500	—	(6,848)	—	—	—	165,652
Common shares issued to the public (8,625,000 shares)	—	86	204,610	—	—	—	204,696
Redemption of preferred shares (2,200,000 shares)	(55,000)	—	1,827	(1,827)	—	—	(55,000)
Exercise of share options (61,624 shares)	—	—	928	—	—	—	928
Share-based compensation	—	1	11,183	—	—	—	11,184
Restricted common share redemptions (139,851 shares)	—	—	(3,379)	—	—	—	(3,379)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(4,627)	—	—	4,627	—
Comprehensive income	—	—	—	20,977	(3,702)	1,652	18,927
Dividends	—	—	—	(102,564)	—	—	(102,564)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(5,277)	(5,277)
Distributions to noncontrolling interest in other consolidated entities	—	—	—	—	—	(655)	(655)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(3,955)	—	—	—	(3,955)
Tax benefit from share-based compensation	—	—	43	—	—	—	43
Balance at December 31, 2012 (80,952,986 common shares outstanding)	333,833	809	1,653,672	(617,455)	(5,435)	71,075	1,436,499
Redemption of preferred shares (3,390,000 shares)	(84,750)	—	2,904	(2,904)	—	—	(84,750)
Conversion of common units to common shares (311,343 shares)	—	3	3,994	—	—	(3,997)	—
Common shares issued to the public (4,485,000 shares)	—	45	117,916	—	—	—	117,961
Common shares issued under at-the-market program (1,500,000 shares)	—	15	38,432	—	—	—	38,447
Acquisition of property and noncontrolling interest in other consolidated entity for COPLP common units	—	—	(1,296)	—	—	2,665	1,369
Exercise of share options (39,331 shares)	—	—	779	—	—	—	779
Share-based compensation	—	2	7,603	—	—	—	7,605
Restricted common share redemptions (78,440 shares)	—	—	(2,002)	—	—	—	(2,002)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(744)	—	—	744	—
Comprehensive income	—	—	—	93,707	8,915	7,077	109,699
Dividends	—	—	—	(115,216)	—	—	(115,216)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,940)	(4,940)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	86	86
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(7,121)	—	—	—	(7,121)
Tax loss from share-based compensation	—	—	(122)	—	—	—	(122)
Balance at December 31, 2013 (87,394,512 common shares outstanding)	249,083	874	1,814,015	(641,868)	3,480	71,665	1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (140,149 shares)	—	2	1,841	—	—	(1,843)	—
Common shares issued to the public (5,520,000 shares)	—	55	148,611	—	—	—	148,666
Exercise of share options (62,888 shares)	—	—	1,489	—	—	—	1,489
Share-based compensation	—	2	7,048	—	—	—	7,050
Restricted common share redemptions (57,537 shares)	—	—	(1,554)	—	—	—	(1,554)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(3,382)	—	—	3,382	—
Comprehensive income	—	—	—	40,255	(4,777)	2,796	38,274
Dividends	—	—	—	(113,882)	—	—	(113,882)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(4,929)	(4,929)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	134	—	—	—	134
Tax loss from share-based compensation	—	—	(3)	—	—	—	(3)
Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$479,605	$482,763	$483,421
Construction contract and other service revenues received	89,180	63,647	77,831
Property operating expenses paid	(178,803)	(176,243)	(174,683)
Construction contract and other service expenses paid	(79,271)	(63,853)	(67,952)
General, administrative, leasing, business development and land carry costs paid	(29,521)	(28,022)	(22,904)
Interest expense paid	(79,095)	(81,575)	(87,394)
Previously accreted interest expense paid	—	(11,116)	—
Settlement of interest rate derivatives	—	—	(29,738)
Proceeds from sale of trading marketable securities	—	298	18,975
Exit costs on property dispositions	—	(979)	(4,146)
Payments in connection with early extinguishment of debt	(9,017)	(27,909)	(2,637)
Interest and other income received	607	1,962	1,073
Income taxes refunded (paid)	200	6	(8)
Net cash provided by operating activities	193,885	158,979	191,838
Cash flows from investing activities
Construction, development and redevelopment	(200,385)	(201,808)	(165,275)
Tenant improvements on operating properties	(27,037)	(21,950)	(27,103)
Other capital improvements on operating properties	(28,720)	(23,940)	(20,066)
Acquisitions of operating properties	—	—	(48,308)
Proceeds from dispositions of properties	57,782	148,569	290,603
Investing receivables funded	(3,731)	(14,077)	(14,232)
Investing receivables payments received	10,279	144	10,113
Leasing costs paid	(16,234)	(14,429)	(13,278)
Decrease (increase) in restricted cash associated with investing activities	1,137	8,178	(872)
Other	(2,780)	(477)	2,162
Net cash (used in) provided by investing activities	(209,689)	(119,790)	13,744
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	232,000	504,000	329,000
Unsecured senior notes	297,342	592,413	—
Other debt proceeds	11,569	94,049	403,117
Repayments of debt
Revolving Credit Facility	(149,000)	(504,000)	(991,000)
Scheduled principal amortization	(6,517)	(9,481)	(11,684)
Other debt repayments	(394,653)	(612,093)	(124,386)
Deferred financing costs paid	(708)	(9,361)	(3,371)
Net proceeds from issuance of preferred shares	—	—	165,652
Net proceeds from issuance of common shares	150,174	157,444	205,425
Redemption of preferred shares	(50,000)	(84,750)	(55,000)
Common share dividends paid	(96,330)	(93,474)	(89,161)
Preferred share dividends paid	(16,731)	(21,335)	(19,087)
Distributions paid to noncontrolling interests in COPLP	(5,008)	(4,958)	(5,828)
Restricted share redemptions	(1,554)	(2,002)	(3,379)
Other	(3,076)	(1,862)	(845)
Net cash (used in) provided by financing activities	(32,492)	4,590	(200,547)
Net (decrease) increase in cash and cash equivalents	(48,296)	43,779	5,035
Cash and cash equivalents
Beginning of period	54,373	10,594	5,559
End of period	$6,077	$54,373	$10,594
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$45,206	$101,544	$20,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	138,490	119,773	124,418
Impairment losses	1,419	31,068	62,702
Settlement of previously accreted interest expense	—	(11,116)	—
Amortization of deferred financing costs	4,666	5,451	6,243
Increase in deferred rent receivable	(3,520)	(5,196)	(11,776)
Amortization of net debt discounts	921	1,159	3,155
Gain on sales of real estate	(10,695)	(11,687)	(20,961)
Share-based compensation	6,164	6,530	9,982
Loss (gain) on early extinguishment of debt	651	(68,689)	(3,430)
Other	(3,242)	(3,093)	(4,551)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	94	(10,334)	8,049
Decrease in restricted cash and marketable securities	1,352	576	14,934
(Increase) decrease in prepaid expenses and other assets	(12,231)	(5,128)	8,550
Increase in accounts payable, accrued expenses and other liabilities	25,091	3,960	4,101
(Decrease) increase in rents received in advance and security deposits	(481)	4,161	(1,916)
Decrease in interest rate derivatives in connection with cash settlement	—	—	(28,003)
Net cash provided by operating activities	$193,885	$158,979	$191,838
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(3,779)	$2,947	$(1,227)
Decrease in property in connection with transfer of property in settlement of debt	$—	$73,780	$12,042
Decrease in debt in connection with transfer of property in settlement of debt	$—	$146,500	$16,304
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(4,866)	$9,470	$4,040
Dividends/distribution payable	$29,862	$29,080	$28,698
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$5,194	$—
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$1,843	$3,997	$2,814
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$3,382	$744	$4,627
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interest at fair value	$(134)	$7,121	$3,955

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)

	December 31,
	2014	2013
Assets
Properties, net:
Operating properties, net	$2,751,488	$2,702,693
Projects in development or held for future development	545,426	511,608
Total properties, net	3,296,914	3,214,301
Assets held for sale, net	14,339	—
Cash and cash equivalents	6,077	54,373
Restricted cash and marketable securities	3,187	3,981
Accounts receivable (net of allowance for doubtful accounts of $717 and $2,976, respectively)	26,901	27,000
Deferred rent receivable (net of allowance of $1,418 and $2,126, respectively)	95,910	89,456
Intangible assets on real estate acquisitions, net	43,854	59,258
Deferred leasing and financing costs, net	64,797	66,267
Investing receivables	52,147	53,663
Prepaid expenses and other assets	60,249	54,186
Total assets	$3,664,375	$3,622,485
Liabilities and equity
Liabilities:
Debt, net	$1,920,057	$1,927,703
Accounts payable and accrued expenses	123,035	98,785
Rents received in advance and security deposits	31,011	31,492
Distributions payable	29,862	29,080
Deferred revenue associated with operating leases	13,031	10,369
Interest rate derivatives	1,855	3,309
Other liabilities	6,223	6,740
Total liabilities	2,125,074	2,107,478
Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	18,417	17,758
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at December 31, 2014 and 9,431,667 at December 31, 2013	199,083	249,083
Limited partner, 352,000 preferred units outstanding at December 31, 2014 and 2013	8,800	8,800
Common units, 93,255,284 and 87,394,512 held by the general partner and 3,837,551 and 3,977,700 held by limited partners at December 31, 2014 and 2013, respectively	1,305,219	1,226,318
Accumulated other comprehensive (loss) income	(1,381)	3,605
Total Corporate Office Properties, L.P.’s equity	1,511,721	1,487,806
Noncontrolling interests in subsidiaries	9,163	9,443
Total equity	1,520,884	1,497,249
Total liabilities, redeemable noncontrolling interest and equity	$3,664,375	$3,622,485
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues
Rental revenue	$386,396	$377,611	$353,080
Tenant recoveries and other real estate operations revenue	93,329	83,386	81,219
Construction contract and other service revenues	106,748	62,363	73,836
Total revenues	586,473	523,360	508,135
Expenses
Property operating expenses	179,934	167,199	159,206
Depreciation and amortization associated with real estate operations	136,086	113,214	107,998
Construction contract and other service expenses	100,058	58,875	70,576
Impairment losses	1,416	5,857	43,678
General, administrative and leasing expenses	31,794	30,869	31,900
Business development expenses and land carry costs	5,573	5,436	5,711
Total operating expenses	454,861	381,450	419,069
Operating income	131,612	141,910	89,066
Interest expense	(92,393)	(82,010)	(86,401)
Interest and other income	4,923	3,834	7,172
Loss on early extinguishment of debt	(9,552)	(27,030)	(943)
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	34,590	36,704	8,894
Equity in income (loss) of unconsolidated entities	229	2,110	(546)
Income tax expense	(310)	(1,978)	(381)
Income from continuing operations	34,509	36,836	7,967
Discontinued operations	26	55,692	12,353
Income before gain on sales of real estate	34,535	92,528	20,320
Gain on sales of real estate, net of income taxes	10,671	9,016	21
Net income	45,206	101,544	20,341
Net (income) loss attributable to noncontrolling interests in consolidated entities	(3,276)	(3,907)	507
Net income attributable to COPLP	41,930	97,637	20,848
Preferred unit distributions	(16,599)	(20,631)	(21,504)
Issuance costs associated with redeemed preferred units	(1,769)	(2,904)	(1,827)
Net income (loss) attributable to COPLP common unitholders	$23,562	$74,102	$(2,483)
Net income attributable to COPLP:
Income from continuing operations	$41,899	$42,875	$9,194
Discontinued operations, net	31	54,762	11,654
Net income attributable to COPLP	$41,930	$97,637	$20,848
Basic earnings per common unit (1)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)
Discontinued operations	—	0.62	0.15
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.83	$(0.04)
Diluted earnings per common unit (1)
Income (loss) from continuing operations	$0.25	$0.21	$(0.19)
Discontinued operations	—	0.62	0.15
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.83	$(0.04)
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income/Loss
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$45,206	$101,544	$20,341
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(7,799)	6,791	(7,676)
Losses on interest rate derivatives included in interest expense	2,990	2,740	3,697
Losses on interest rate derivatives included in loss on early extinguishment of debt	38	—	—
Unrealized equity in other comprehensive income of equity method investee	—	1,070	—
Realized equity in other comprehensive income of equity method investee	—	(1,070)	—
Other comprehensive (loss) income	(4,771)	9,531	(3,979)
Comprehensive income	40,435	111,075	16,362
Comprehensive (income) loss attributable to noncontrolling interests	(3,492)	(4,125)	615
Comprehensive income attributable to COPLP	$36,943	$106,950	$16,977

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2011	352,000	$8,800	8,121,667	$216,333	76,313,112	$972,107	$(1,837)	$10,496	$1,205,899
Issuance of preferred units resulting from public issuance of preferred shares	—	—	6,900,000	172,500	—	(6,848)	—	—	165,652
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,200,000)	(55,000)	—	—	—	—	(55,000)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	8,625,000	204,696	—	—	204,696
Issuance of common units resulting from exercise of share options	—	—	—	—	61,624	928	—	—	928
Share-based compensation	—	—	—	—	160,643	11,184	—	—	11,184
Restricted common unit redemptions	—	—	—	—	(139,851)	(3,379)	—	—	(3,379)
Comprehensive loss	—	660	—	20,844	—	(656)	(3,871)	1,950	18,927
Distributions to owners of common and preferred units	—	(660)	—	(20,844)	—	(86,337)	—	—	(107,841)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(655)	(655)
COPT contribution to COPLP of distribution from subsidiary	—	—	—	—	—	1,608	—	(1,608)	—
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(3,955)	—	—	(3,955)
Tax benefit from share-based compensation	—	—	—	—	—	43	—	—	43
Balance at December 31, 2012	352,000	8,800	12,821,667	333,833	85,020,528	1,089,391	(5,708)	10,183	1,436,499
Redemption of preferred units resulting from redemption of preferred shares	—	—	(3,390,000)	(84,750)	—	—	—	—	(84,750)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	4,485,000	117,961	—	—	117,961
Issuance of common units resulting from common shares issued under COPT at-the-market program	—	—	—	—	1,500,000	38,447	—	—	38,447
Acquisition of property and noncontrolling interest in subsidiary for COPLP common units	—	—	—	—	221,501	3,899	—	(2,530)	1,369
Issuance of common units resulting from exercise of share options	—	—	—	—	39,331	779	—	—	779
Share-based compensation	—	—	—	—	184,292	7,605	—	—	7,605
Restricted common unit redemptions	—	—	—	—	(78,440)	(2,002)	—	—	(2,002)
Comprehensive income	—	660	—	19,971	—	77,006	9,313	2,749	109,699
Distributions to owners of common and preferred units	—	(660)	—	(19,971)	—	(99,525)	—	—	(120,156)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	86	86
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,045)	(1,045)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(7,121)	—	—	(7,121)
Tax loss from share-based compensation	—	—	—	—	—	(122)	—	—	(122)
Balance at December 31, 2013	352,000	8,800	9,431,667	249,083	91,372,212	1,226,318	3,605	9,443	1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Issuance of common units resulting from public issuance of common shares	—	—	—	—	5,520,000	148,666	—	—	148,666
Issuance of common units resulting from exercise of share options	—	—	—	—	62,888	1,489	—	—	1,489
Share-based compensation	—	—	—	—	195,272	7,050	—	—	7,050
Restricted common unit redemptions	—	—	—	—	(57,537)	(1,554)	—	—	(1,554)
Comprehensive income	—	660	—	15,939	—	25,331	(4,986)	1,330	38,274
Distributions to owners of common and preferred units	—	(660)	—	(15,939)	—	(102,212)	—	—	(118,811)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,613)	(1,613)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	134	—	—	134
Tax loss from share-based compensation	—	—	—	—	—	(3)	—	—	(3)
Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Revenues from real estate operations received	$479,605	$482,763	$483,421
Construction contract and other service revenues received	89,180	63,647	77,831
Property operating expenses paid	(178,803)	(176,243)	(174,683)
Construction contract and other service expenses paid	(79,271)	(63,853)	(67,952)
General, administrative, leasing, business development and land carry costs paid	(29,521)	(28,022)	(22,904)
Interest expense paid	(79,095)	(81,575)	(87,394)
Previously accreted interest expense paid	—	(11,116)	—
Settlement of interest rate derivatives	—	—	(29,738)
Proceeds from sale of trading marketable securities	—	298	18,975
Exit costs on property dispositions	—	(979)	(4,146)
Payments in connection with early extinguishment of debt	(9,017)	(27,909)	(2,637)
Interest and other income received	607	1,962	1,073
Income taxes refunded (paid)	200	6	(8)
Net cash provided by operating activities	193,885	158,979	191,838
Cash flows from investing activities
Construction, development and redevelopment	(200,385)	(201,808)	(165,275)
Tenant improvements on operating properties	(27,037)	(21,950)	(27,103)
Other capital improvements on operating properties	(28,720)	(23,940)	(20,066)
Acquisitions of operating properties	—	—	(48,308)
Proceeds from dispositions of properties	57,782	148,569	290,603
Investing receivables funded	(3,731)	(14,077)	(14,232)
Investing receivables payments received	10,279	144	10,113
Leasing costs paid	(16,234)	(14,429)	(13,278)
Decrease (increase) in restricted cash associated with investing activities	1,137	8,178	(872)
Other	(2,780)	(477)	2,162
Net cash (used in) provided by investing activities	(209,689)	(119,790)	13,744
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	232,000	504,000	329,000
Unsecured senior notes	297,342	592,413	—
Other debt proceeds	11,569	94,049	403,117
Repayments of debt
Revolving Credit Facility	(149,000)	(504,000)	(991,000)
Scheduled principal amortization	(6,517)	(9,481)	(11,684)
Other debt repayments	(394,653)	(612,093)	(124,386)
Deferred financing costs paid	(708)	(9,361)	(3,371)
Net proceeds from issuance of preferred units	—	—	165,652
Net proceeds from issuance of common units	150,174	157,444	205,425
Redemption of preferred units	(50,000)	(84,750)	(55,000)
Common unit distributions paid	(100,678)	(97,772)	(94,329)
Preferred unit distributions paid	(17,391)	(21,995)	(19,747)
Restricted unit redemptions	(1,554)	(2,002)	(3,379)
Other	(3,076)	(1,862)	(845)
Net cash (used in) provided by financing activities	(32,492)	4,590	(200,547)
Net (decrease) increase in cash and cash equivalents	(48,296)	43,779	5,035
Cash and cash equivalents
Beginning of period	54,373	10,594	5,559
End of period	$6,077	$54,373	$10,594
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Reconciliation of net income to net cash provided by operating activities:
Net income	$45,206	$101,544	$20,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	138,490	119,773	124,418
Impairment losses	1,419	31,068	62,702
Settlement of previously accreted interest expense	—	(11,116)	—
Amortization of deferred financing costs	4,666	5,451	6,243
Increase in deferred rent receivable	(3,520)	(5,196)	(11,776)
Amortization of net debt discounts	921	1,159	3,155
Gain on sales of real estate	(10,695)	(11,687)	(20,961)
Share-based compensation	6,164	6,530	9,982
Loss (gain) on early extinguishment of debt	651	(68,689)	(3,430)
Other	(3,242)	(3,093)	(4,551)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	94	(10,334)	8,049
(Increase) decrease in restricted cash and marketable securities	(234)	1,267	14,122
(Increase) decrease in prepaid expenses and other assets	(12,231)	(5,128)	8,550
Increase in accounts payable, accrued expenses and other liabilities	26,677	3,269	4,913
(Decrease) increase in rents received in advance and security deposits	(481)	4,161	(1,916)
Decrease in interest rate derivatives in connection with cash settlement	—	—	(28,003)
Net cash provided by operating activities	$193,885	$158,979	$191,838
Supplemental schedule of non-cash investing and financing activities:
(Decrease) increase in accrued capital improvements, leasing and other investing activity costs	$(3,779)	$2,947	$(1,227)
Decrease in property in connection with transfer of property in settlement of debt	$—	$73,780	$12,042
Decrease in debt in connection with transfer of property in settlement of debt	$—	$146,500	$16,304
(Decrease) increase in fair value of derivatives applied to accumulated other comprehensive income (loss) and noncontrolling interests	$(4,866)	$9,470	$4,040
Distributions payable	$29,862	$29,080	$28,698
COPLP common units issued to acquire property and noncontrolling interest in other consolidated entity	$—	$5,194	$—
(Decrease) increase in redeemable noncontrolling interest and (increase) decrease in equity to carry redeemable noncontrolling interest at fair value	$(134)	$7,121	$3,955

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of December 31, 2014, our properties included the following (all references to number of properties, square footage, acres and megawatts are unaudited):

•	173 operating office properties totaling 16.8 million square feet (excluding two properties serving as collateral for a nonrecourse mortgage loan in default, as discussed further in Note 11);

•	13 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.6 million square feet upon completion;

•	1,464 acres of land we control that we believe are potentially developable into approximately 18.3 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of December 31, 2014, COPT owned 96.0% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

We use the equity method of accounting when we own an interest in an entity and can exert significant influence over but cannot control the entity’s operations. We discontinue equity method accounting if our investment in an entity (and net

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

advances) is reduced to zero unless we have guaranteed obligations of the entity or are otherwise committed to provide further financial support for the entity.

We use the cost method of accounting when we own an interest in an entity and cannot exert significant influence over its operations.

Prior Out of Period Adjustment

During the second quarter of 2013, we identified an error related to the estimated fair value of a redeemable noncontrolling interest in a real estate joint venture. Changes in such fair value are reported as changes in equity with no impact to net income or comprehensive income. The error resulted in an understatement of the line entitled “redeemable noncontrolling interest” in the mezzanine section of our consolidated balance sheet and an overstatement of the line entitled “additional paid-in capital” in the equity section of our consolidated balance sheet of $3.7 million as of December 31, 2012. We have determined that this adjustment was not material to our financial statements for 2012 or 2013. Accordingly, this change is reported as an out-of-period adjustment in the consolidated statement of equity for the year ended December 31, 2013.

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

Acquisitions of Properties

Upon completion of property acquisitions, we allocate the purchase price to tangible and intangible assets and liabilities associated with such acquisitions based on our estimates of their fair values. We determine these fair values by using market data and independent appraisals available to us and making numerous estimates and assumptions. We allocate property acquisitions to the following components:

•
properties based on a valuation performed under the assumption that the property is vacant upon acquisition (the “if-vacant value”). The if-vacant value is allocated between land and buildings or, in the case of properties under development, construction in progress. We also allocate additional amounts to properties for in-place tenant improvements based on our estimate of improvements per square foot provided under market leases that would be attributable to the remaining non-cancellable terms of the respective leases;

•
above- and below-market lease intangible assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be received pursuant to the in-place leases; and (2) our estimate of fair market lease rates for the corresponding space, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining lease terms of the respective leases;

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

We capitalize interest expense, real estate taxes and direct and indirect project costs (including related compensation and other indirect costs) associated with properties, or portions thereof, undergoing construction, development and redevelopment activities. In capitalizing interest expense, if there is a specific borrowing for the property undergoing construction, development and redevelopment activities, we apply the interest rate of that borrowing to the average accumulated expenditures that do not exceed such borrowing; for the portion of expenditures exceeding any such specific borrowing, we apply our weighted average interest rate on other borrowings to the expenditures. We continue to capitalize costs while construction, development or redevelopment activities are underway until a property becomes “operational,” which occurs when lease terms commence (generally when the tenant has control of the leased space and we have delivered the premises to the tenant as required under the terms of such lease), but no later than one year after the cessation of major construction activities. When leases commence on portions of a newly-constructed or redeveloped property in the period prior to one year from the cessation of major construction activities, we consider that property to be “partially operational.” When a property is partially operational, we allocate the costs associated with the property between the portion that is operational and the portion under construction. We start depreciating newly-constructed and redeveloped properties as they become operational.

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

Property fair values are determined based on contract prices, indicative bids, discounted cash flow analyses or yield analyses. Estimated cash flows used in such analyses are based on our plans for the property and our views of market and economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

When we determine that a property is held for sale, we discontinue the recording of depreciation expense on the property and estimate the property’s fair value, net of selling costs; if we then determine that the estimated fair value, net of selling costs, is less than the net book value of the property, we recognize an impairment loss equal to the difference and reduce the net book value of the property. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on our consolidated balance sheet for such periods.

For dispositions of operating properties occurring prior to the quarterly period ended June 30, 2014 in which we have no significant continuing involvement in such properties, or for operating properties held for sale prior to the quarterly period ended June 30, 2014, we classify the results of operations for such properties as discontinued operations; interest expense that is specifically identifiable to properties included in discontinued operations is used in the computation of interest expense attributable to discontinued operations. As discussed further below, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to the reporting of discontinued operations and disclosures of disposals of components of an entity effective for the quarterly period ended June 30, 2014. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. We have had no properties newly classified as discontinued operations subsequent to our adoption of this guidance.

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
Investments in Marketable Securities

We classify marketable securities as trading securities when we have the intent to sell such securities in the near term, and classify other marketable securities as available-for-sale securities. We determine the appropriate classification of investments in marketable securities at the acquisition date and re-evaluate the classification at each balance sheet date. We report investments in marketable securities classified as trading securities at fair value, with unrealized gains and losses recognized through earnings; on our consolidated statements of cash flows, we classify cash flows from these securities as operating activities. We report investments in marketable securities classified as available-for-sale securities at fair value, with net unrealized gains or losses deferred to accumulated other comprehensive income (loss) (“AOCI”) and realized gains and losses resulting from sales of such investments recognized through earnings; on our consolidated statements of cash flows, we classify cash flows from interest and dividends earned on these securities as operating activities and cash flows from purchases, sales and maturities of these securities as investing activities.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Accounts and Deferred Rents Receivable and Investing Receivables

We maintain allowances for estimated losses resulting from the failure of our customers or borrowers to satisfy their payment obligations. We use judgment in estimating these allowances based primarily upon the payment history and credit status of the entities associated with the individual receivables. We write off these receivables when we believe the facts and circumstances indicate that continued pursuit of collection is no longer warranted. When we earn interest income in connection with receivables for which we have established allowances, we establish allowances in connection with such interest income that is unpaid. When cash is received in connection with receivables for which we have established allowances, we reduce the amount of losses previously recognized.

Intangible Assets and Deferred Revenue on Real Estate Acquisitions

We capitalize intangible assets and deferred revenue on real estate acquisitions as described in the section above entitled “Acquisitions of Properties.” We amortize the intangible assets and deferred revenue as follows:

Asset Type	Amortization Period
Above- and below-market leases	Related lease terms
In-place lease value	Related lease terms
Tenant relationship value	Estimated period of time that tenant will lease space in property
Above- and below-market cost arrangements	Term of arrangements
Market concentration premium	40 years
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

Noncontrolling Interests

COPT’s consolidated noncontrolling interests are comprised of interests in COPLP not owned by COPT (discussed further in Note 15) and consolidated real estate joint ventures (discussed further in Note 6). COPLP’s consolidated noncontrolling interests are comprised primarily of interests in our consolidated real estate joint ventures. Also included in COPLP’s consolidated noncontrolling interests are interests in several real estate entities owned directly by COPT, or a wholly owned subsidiary of COPT, that generally do not exceed 1% of interests in such entities. We evaluate whether noncontrolling interests are subject to redemption features outside of our control. For noncontrolling interests that are currently redeemable for cash at the option of the holders of such interests or deemed probable to eventually become redeemable, we classify such interests as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheets; we adjust these interests each period to the greater of their fair value or carrying amount (initial amount as adjusted for allocations of income and losses and contributions and distributions), with a corresponding offset to additional paid-in capital on COPT’s consolidated balance sheets or common units on COPLP’s balance sheet, and only recognize reductions in such interests to the extent of their carrying amount. Our other noncontrolling interests are reported in the equity section of our consolidated balance sheets. The amounts reported for noncontrolling interests on our consolidated statements of operations represent the portion of these entities’ income or losses not attributable to us.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

We recognize minimum rents, net of abatements, on a straight-line basis over the term of tenant leases. A lease term generally commences when: (1) the tenant has control of the leased space (legal right to use the property); and (2) we have delivered the premises to the tenant as required under the terms of such lease. The term of a lease generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that we consider material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods. We report the amount by which our minimum rental revenue recognized on a straight-line basis under leases exceeds the contractual rent billings associated with such leases as deferred rent receivable on our consolidated balance sheets. Amounts by which our minimum rental revenue recognized on a straight-line basis under leases are less than the contractual rent billings associated with such leases are included in deferred revenue associated with operating leases on our consolidated balance sheets.
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

Interest Rate Derivatives

Our primary objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Derivatives are used to hedge the cash flows associated with interest rates on existing debt as well as future debt. We recognize all derivatives as assets or liabilities on our consolidated balance sheet at fair value. We defer the effective portion of changes in fair value of the designated cash flow hedges to AOCI and reclassify such deferrals to interest expense as interest expense is recognized on the hedged forecasted transactions. We recognize the ineffective portion of the change in fair value of interest rate derivatives directly in interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, we recognize changes in fair value of the hedge previously deferred to AOCI, along with any changes in fair value occurring thereafter, through earnings. We do not use interest rate derivatives for trading or speculative purposes. We manage counter-party risk by only entering into contracts with major financial institutions based upon their credit ratings and other risk factors.

We use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost in computing the fair value of derivatives at each balance sheet date. We made an

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

accounting policy election to use an exception provided for in the applicable accounting guidance with respect to measuring counterparty credit risk for derivative instruments; this election enables us to measure the fair value of groups of assets and liabilities associated with derivative instruments consistently with how market participants would price the net risk exposure as of the measurement date.

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

Share-Based Compensation
We issue two forms of share-based compensation: restricted COPT common shares (“restricted shares”) and COPT performance share units (“PSUs”). We also issued options to purchase COPT common shares (“options”) in prior years. We account for share-based compensation in accordance with authoritative guidance provided by the FASB that establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The guidance requires us to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost is then recognized over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The guidance also requires that share-based compensation be computed based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If an award is voluntarily cancelled by an employee, we recognize the previously unrecognized cost associated with the original award on the date of such cancellation. We capitalize costs associated with share-based compensation attributable to employees engaged in construction and development activities.

When we adopted the authoritative guidance on accounting for share-based compensation, we elected to adopt the alternative transition method for calculating the tax effects of share-based compensation. This method enabled us to use a simplified method to establishing the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation that was available to absorb tax deficiencies recognized subsequent to the adoption of this guidance.

We compute the fair value of options using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on our historical experience of employee exercise behavior. Expected volatility is based on historical volatility of COPT common shares. Expected dividend yield is based on the average historical dividend yield on our common shares over a period of time ending on the grant date of the options.

We compute the fair value of PSUs using a Monte Carlo model. Under that model, the baseline common share value is based on the market value on the grant date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of COPT’s common shares.

Recent Accounting Pronouncements

We adopted guidance issued by the FASB related to the reporting of discontinued operations and disclosures of disposals of components of an entity effective for the quarterly period ended June 30, 2014. This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale that represents a strategic shift that has (or will

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

have) a major effect on an entity’s operations and financial results; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity. The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Our adoption of the guidance will result in fewer disposed or held for sale properties being reported as discontinued operations in our results of operations (including operating properties sold during the current period) but will not otherwise materially affect our consolidated financial statements.

In May 2014, the FASB issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2017, using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

3.     Fair Value Measurements

Accounting standards define fair value as the exit price, or the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standards also establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy of these inputs is broken down into three levels: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in inactive markets and (3) inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is most significant to the fair value measurement.

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

The fair values of our interest rate derivatives are determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate market data and implied volatilities in such interest rates. While we determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our interest rate derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. However, as of December 31, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivatives and determined that these adjustments are not significant. As a result, we determined that our interest rate derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014 and 2013, we owned warrants to purchase 50,000 common shares in The KEYW Holding Corporation (“KEYW”) at an exercise price of $9.25 per share. KEYW is an entity supporting the intelligence community's operations and transformation to Cyber Age mission by providing engineering services and integrated platforms that support the intelligence process. We compute the fair value of these warrants using the Black-Scholes option-pricing model. Under that model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the valuation date. The expected life is based on the period of time until the expiration of the warrants. The expected volatility is based on an average of the historical volatility of companies in KEYW’s industry that we deem to be comparable. The expected dividend yield is based on the dividend yield on KEYW’s common shares as of the date of valuation. The warrants are classified in Level 2 of the fair value hierarchy.

In addition to the warrants in KEYW described above, we also owned 1.9 million shares, or approximately 7%, of KEYW’s common stock as of December 31, 2011. We sold all of these shares in 2012 for $14.0 million. We recognized revenue from a lease with KEYW in one of our properties of $2.4 million in 2012.

As discussed further in Note 6, our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. We determine the fair value of the interest based on unobservable inputs after considering the assumptions that market participants would make in pricing the interest. We apply a discount rate to the estimated future cash flows allocable to our partner from the properties underlying the joint venture. Estimated cash flows used in such analyses are based on our plans for the properties and our views of market and economic conditions, and consider items such as current and future rental rates, occupancies for the properties and comparable properties and estimated operating and capital expenditures. In determining the fair value of our partner’s interest as of December 31, 2014 and 2013, we used a discount rate of 15.5%, which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 9, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 11, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 9 for investing receivables, Note 11 for debt and Note 12 for interest rate derivatives.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPT and Subsidiaries

The tables below set forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2014:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,756	$—	$—	$5,756
Other	126	—	—	126
Interest rate derivatives (2)	—	274	—	274
Warrants to purchase common stock in KEYW (2)	—	164	—	164
Total Assets	$5,882	$438	$—	$6,320
Liabilities:
Deferred compensation plan liability (3)	$—	$5,882	$—	$5,882
Interest rate derivatives	—	1,855	—	1,855
Total Liabilities	$—	$7,737	$—	$7,737
Redeemable noncontrolling interest	$—	$—	$18,417	$18,417

December 31, 2013:
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$7,090	$—	$—	$7,090
Common stocks	176	—	—	176
Other	201	—	—	201
Common stock (1)	298	—	—	298
Interest rate derivatives (2)	—	6,594		6,594
Warrants to purchase common stock in KEYW (2)	—	301	—	301
Total Assets	$7,765	$6,895	$—	$14,660
Liabilities:
Deferred compensation plan liability (3)	$—	$7,467	$—	$7,467
Interest rate derivatives	—	3,309	—	3,309
Total Liabilities	$—	$10,776	$—	$10,776
Redeemable noncontrolling interest	$—	$—	$17,758	$17,758

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COPLP and Subsidiaries

The tables below set forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
December 31, 2014:
Assets:
Interest rate derivatives (1)	$—	$274	$—	$274
Warrants to purchase common stock in KEYW (1)	—	164	—	164
Total Assets	$—	$438	$—	$438
Liabilities:
Interest rate derivatives	$—	$1,855	$—	$1,855
Redeemable noncontrolling interest	$—	$—	$18,417	$18,417

December 31, 2013:
Assets:
Common stock (2)	$298	$—	$—	$298
Interest rate derivatives (1)	—	6,594	—	6,594
Warrants to purchase common stock in KEYW (1)	—	301	—	301
Total Assets	$298	$6,895	$—	$7,193
Liabilities:
Interest rate derivatives	$—	$3,309	$—	$3,309
Redeemable noncontrolling interest	$—	$—	$17,758	$17,758

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.
(2) Included in the line entitled “restricted cash and marketable securities” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

In 2014, we recognized impairment losses totaling $1.4 million primarily in connection with certain of our operating properties in the Greater Baltimore, Maryland (“Greater Baltimore”) region that were disposed in the current period. After shortening our expected holding period for these properties during the year, we determined that the carrying amount of the properties would not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period.

In 2013, we recognized the following impairment losses:

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the fair value hierarchy of the valuation technique we used to determine the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of December 31, 2013
	Quoted Prices in		Significant		Impairment
	Active Markets for	Significant Other	Unobservable		Losses
	Identical Assets	Observable Inputs	Inputs		Recognized in
Description	(Level 1)	(Level 2)	(Level 3)	Total	2013 (1)
Assets (2):
Properties, net	$—	$—	$4,459	$4,459	$31,068

(1) Represents aggregate impairment losses on non recurring fair value measurements resulting in such losses, excluding exit costs incurred of $979,000.
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

	For the Years Ended December 31,
	2014	2013	2012
United States Government	18%	18%	18%
Northrop Grumman Corporation (1)	6%	8%	7%
Booz Allen Hamilton, Inc.	6%	6%	6%
Computer Sciences Corporation (1)	N/A	5%	5%
Five largest tenants	39%	41%	39%

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

In addition, we derived large concentrations of our total revenue from real estate operations (defined as the sum of rental revenue and tenant recoveries and other real estate operations revenue) from certain geographic regions. These concentrations are set forth in the segment information provided in Note 18. Several of these regions, including the Baltimore/Washington Corridor, Northern Virginia, Washington, DC - Capitol Riverfront, St. Mary’s & King George Counties and Greater Baltimore, are within close proximity to each other, and all but three of our regions with real estate operations (San Antonio, Huntsville, Alabama (“Huntsville”) and Colorado Springs) are located in the Mid-Atlantic region of the United States.

5.    Properties, net

Operating properties, net consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$439,355	$430,472
Buildings and improvements	3,015,216	2,869,870
Less: accumulated depreciation	(703,083)	(597,649)
Operating properties, net	$2,751,488	$2,702,693

In 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia that was removed from service for redevelopment.

Projects we had in development or held for future development consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$214,977	$245,676
Construction in progress, excluding land	330,449	265,932
Projects in development or held for future development	$545,426	$511,608

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2014 Dispositions

In 2014, we completed dispositions of the following operating properties (dollars in thousands):

Project Name	Location	Date of Sale	Number of Buildings	Total Rentable Square Feet	Transaction Value	Gain on Disposition
4969 and 4979 Mercantile Road	White Marsh, MD	7/14/2014	2	96,721	$5,960	$2,124
9930 and 9940 Franklin Square	White Marsh, MD	7/30/2014	2	71,992	10,475	2,303
5020, 5022, 5024 and 5026 Campbell Boulevard	White Marsh, MD	8/4/2014	4	134,245	12,400	666
			8	302,958	$28,835	$5,093

We also sold land in 2014 for $28.3 million and recognized gains of $5.6 million on the sales.

2014 Construction Activities

In 2014, we placed into service an aggregate of 692,000 square feet in five newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville. As of December 31, 2014, we had eight office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.2 million square feet upon completion, including four in Northern Virginia, two in the Baltimore/Washington Corridor, one in San Antonio and one in Huntsville. We also had five office properties under redevelopment that we estimate will total 344,000 square feet upon completion, including three in the Baltimore/Washington Corridor, one in Greater Philadelphia and one in St. Mary’s County, Maryland.

2013 Dispositions

 In April 2011, we completed a review of our portfolio and identified a number of properties that were no longer closely aligned with our strategy, and our Board of Trustees approved a plan by Management to dispose of some of these properties (the “Strategic Reallocation Plan”). In December 2011, we identified additional properties for disposal, and our Board of Trustees approved a plan by management to increase the scope of the Strategic Reallocation Plan to include the disposition of additional properties.  We completed dispositions of the following properties in 2013 primarily in connection with the Strategic Reallocation Plan (dollars in thousands):

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

Each of the above dispositions represents property sales except for the December 2013 Portfolio Conveyance, the disposition of which was completed in connection with a debt extinguishment, as described further below. We also had a disposition of a non-operating property in 2013 for an aggregate transaction value of $3.5 million. In addition to the gains on dispositions reflected above, we recognized impairment losses on certain of these assets that are disclosed in Note 3.

On December 23, 2013, the mortgage lender on a $146.5 million nonrecourse mortgage loan that was secured by the December 2013 Portfolio Conveyance accepted a deed in lieu of foreclosure on the properties. As a result, we transferred title to the properties to the mortgage lender and we were relieved of the debt obligation plus accrued interest. As of the transfer date, the property had an estimated fair value of $74 million. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $67.8 million, representing the excess of the mortgage loan and interest payable extinguished over

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the carrying values of the properties transferred as of the transfer date (which included the effect of previous impairment losses) and related closing costs.

2013 Construction Activities

In 2013, we placed into service an aggregate of 812,000 square feet in eight newly constructed office properties located in the Baltimore/Washington Corridor, Northern Virginia and Huntsville.

6.    Real Estate Joint Ventures

Consolidated Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of December 31, 2014 (dollars in thousands):

		Nominal
		Ownership		December 31, 2014		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	12/31/2014	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates four buildings and developing others (2)	$143,534	$66,620	$41,659
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	59,414	48,856	39,077
				$202,948	$115,476	$80,736
(1) Excludes amounts eliminated in consolidation.
(2) This joint venture’s property is in Huntsville, Alabama.
(3) This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

With regard to our consolidated joint ventures:

•
For LW Redstone, LLC, we anticipate funding certain infrastructure costs (up to a maximum of $76.0 million excluding accrued interest thereon) due to be reimbursed by the City of Huntsville as discussed further in Note 9; as of December 31, 2014, we had advanced $49.1 million to the City to fund such costs (included in investing receivables on our consolidated balance sheets, and including accrued interest thereon).  We also expect to fund additional development and construction costs through equity contributions to the extent that third party financing is not obtained.  Our partner was credited with a $9.0 million capital account upon formation and is not required to make any future equity contributions. While net cash flow distributions to the partners vary depending on the source of the funds distributed, cash flows are generally distributed as follows:

•	cumulative preferred returns on capital invested to fund the project’s infrastructure costs on a pro rata basis to us and our partner;

•	cumulative preferred returns on our capital invested to fund the project’s vertical construction;

•	return of our invested capital;

•	return of our partner’s capital;

•	any remaining residual 85% to us and 15% to our partner.
Our partner has the right to require us to acquire its interest for fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as redeemable noncontrolling interests in the mezzanine section of our consolidated balance sheet. We disclose the activity for this redeemable noncontrolling interest in Note 13. We have the right to purchase our partner’s interest at fair value upon the earlier of five years following the project’s achievement of a construction commencement threshold of 4.4 million square feet or March 2040; the project had achieved 561,000 square feet of construction commencement through December 31, 2014; and

•
For M Square Associates, LLC, net cash flows of this entity will be distributed to the partners as follows: (1) member loans and accrued interest; (2) our preferred return and capital contributions used to fund infrastructure costs; (3) the partners’ preferred returns and capital contributions used to fund all other costs, including the base land value credit, in proportion to the accrued returns and capital accounts; and (4) residual amounts distributed 50% to each member.

The ventures discussed above include only ones in which parties other than COPLP and COPT own interests.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During the periods included herein, we also owned investments in the following consolidated real estate joint ventures:

•
Arundel Preserve #5, LLC, a joint venture owning property in Hanover, Maryland (in the Baltimore/Washington Corridor) and in which we had a 50% nominal ownership interest. On September 17, 2013, we acquired our partner’s noncontrolling interest, along with incremental additional land value in the venture, in exchange for 221,501 common units in COPLP valued at $5.2 million;

•
MOR Forbes 2 LLC, a joint venture owning property in Lanham, Maryland (in the Baltimore/Washington Corridor) and in which we had a 50% nominal ownership interest. On December 11, 2013, the joint venture sold the property, after which the proceeds were distributed to the partners and there was substantially no remaining business operations or property; and

•
COPT-FD Indian Head, LLC, a joint venture owning property in Charles County, Maryland (in our “Other” region). On August 7, 2014, the joint venture’s property was repurchased by Charles County under the terms of a development agreement for $6.4 million, after which the proceeds were distributed to the partners and there was no remaining business operations or assets.

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

Unconsolidated Real Estate Joint Venture

During the periods included herein, we had a 20% ownership interest in an unconsolidated real estate joint venture that operated 16 operating properties, and in which we had a negative investment balance of $6.4 million as of December 31, 2012. We historically accounted for the investment in the joint venture using the equity method of accounting primarily because: (1) we shared with our partner the power to direct the matters that most significantly impact the activities of the joint venture, including the management and operations of the properties and disposal rights with respect to such properties; and (2) our partner had the right to receive benefits and absorb losses that could be significant to the VIE through its proportionately larger investment. We deferred the gain on our initial contribution of property to the joint venture in a prior period due to certain guarantees described in Note 23, and we subsequently recognized losses in excess of our investment due to such guarantees and our intent to support the joint venture. During the fourth quarter of 2012, the holder of the mortgage debt encumbering all of the joint venture’s properties notified us of the debt’s default, initiated foreclosure proceedings and terminated responsibility that we carried for management of the properties; accordingly, we discontinued recognition of losses on this investment under the equity method effective in October 2012 due to our having neither the obligation nor intent to support the joint venture.  The carrying amount of our investment in this joint venture was lower than our share of the equity in the joint venture by $4.5 million as of December 31, 2012 due to our deferral of the gain on our contribution of the real estate into the joint venture upon its formation and our discontinuance of loss recognition under the equity method effective October 2012.

On December 6, 2013, the holder of the mortgage debt foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of December 31, 2014; however, the joint venture no longer holds any property or other assets and has ceased all business operations. We continue to be subject to standard nonrecourse loan guarantees relating to this joint venture that are described further in Note 23; however, we assessed the nature of these guarantees and determined that the likelihood of us incurring any liability from these guarantees was remote. Therefore, we recognized a gain on the substantive disposition of our investment in the joint venture in 2013 of $6.3 million, which is included in the line entitled “gain on sales of real estate, net of income taxes” on our consolidated statements of operations.

Under the terms of the agreements governing the joint venture, net cash flows were to be distributed to the partners in proportion to their respective ownership interests. We did not recognize fees from the joint venture for property management, construction and leasing services we provided in 2012.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the condensed statements of operations for this unconsolidated real estate joint venture (in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues	$6,519	$7,316
Property operating expenses	(2,818)	(2,829)
Interest expense	(10,463)	(7,672)
Depreciation and amortization expense	(2,067)	(2,283)
Gain on early extinguishment of debt	23,013	—
Net income (loss)	$14,184	$(5,468)

7.    Intangible Assets on Real Estate Acquisitions

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$123,759	$101,040	$22,719	$125,504	$93,885	$31,619
Tenant relationship value	42,301	28,492	13,809	44,414	25,962	18,452
Below-market cost arrangements	12,415	5,984	6,431	12,416	5,136	7,280
Above-market leases	8,659	8,159	500	8,925	7,970	955
Market concentration premium	1,333	938	395	1,333	381	952
	$188,467	$144,613	$43,854	$192,592	$133,334	$59,258

Amortization of the intangible asset categories set forth above totaled $15.2 million in 2014, $16.2 million in 2013 and $21.4 million in 2012. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: seven years; below-market cost arrangements: 31 years; above-market leases: two years; and market concentration premium: 28 years. The approximate weighted average amortization period for all of the categories combined is ten years. The estimated amortization expense associated with the intangible asset categories set forth above for the next five years is: $9.3 million for 2015; $8.4 million for 2016; $6.2 million for 2017; $3.8 million for 2018; and $3.4 million for 2019.

8.    Deferred Leasing and Financing Costs
Deferred leasing and financing costs, net consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred leasing costs	$123,925	$110,711
Deferred financing costs	31,229	36,390
Accumulated amortization	(90,357)	(80,834)
Deferred leasing and financing costs, net	$64,797	$66,267

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	December 31,
	2014	2013
Notes receivable from City of Huntsville	$49,147	$44,055
Other investing loans receivable	3,000	9,608
	$52,147	$53,663

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 6) and carry an interest rate of 9.95%. These notes and the accrued and unpaid interest thereon, which is compounded annually on March 1st, will be repaid using the real estate taxes generated by the properties constructed by the joint venture. When these tax revenues are sufficient to cover the debt service on a certain increment of municipal bonds, the City of Huntsville will be required to issue bonds to repay the notes receivable and the accrued and unpaid interest thereon. Each note has a maturity date of the earlier of 30 years from the date issued or the expiration of the tax increment district comprising the constructed properties in 2045.

We did not have an allowance for credit losses in connection with our investing receivables as of December 31, 2014 or December 31, 2013.  The fair value of these receivables approximated their carrying amounts as of December 31, 2014 and December 31, 2013.

10.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses	$20,570	$19,308
Lease incentives	13,344	8,435
Construction contract costs incurred in excess of billings	6,656	2,462
Furniture, fixtures and equipment, net	6,637	6,556
Deferred tax asset, net (1)	4,002	4,305
Operating notes receivable	3,797	1,692
Other equity method investments	2,368	2,258
Interest rate derivatives	274	6,594
Other assets	2,601	2,576
Prepaid expenses and other assets	$60,249	$54,186

(1) See Note 19 for further disclosure.

Operating notes receivable reported above includes amounts due from tenants with remaining terms exceeding one year totaling $3.6 million as of December 31, 2014 and $1.7 million as of December 31, 2013; we carried allowances for estimated losses for $252,000 of the December 31, 2014 balance and $87,000 of the December 31, 2013 balance.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.    Debt

Debt Summary

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability as of	Carrying Value as of			Scheduled Maturity
	December 31, 2014	December 31, 2014	December 31, 2013	Stated Interest Rates as of	as of
				December 31, 2014	December 31, 2014
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)		$387,139	$675,060	3.96% - 10.65% (2)	2015-2024
Variable rate secured loan		36,877	37,691	LIBOR + 2.25% (3)	November 2015
Total mortgage and other secured loans		424,016	712,751
Revolving Credit Facility (4)	$800,000	83,000	—	LIBOR + 0.975% to 1.75%	July 2017
Term Loan Facilities	(5)	520,000	620,000	LIBOR + 1.10% to 2.60% (6)	2015-2019
Unsecured Senior Notes (4)
3.600% Senior Notes		347,496	347,244	3.60%	May 2023
5.250% Senior Notes		245,797	245,445	5.25%	February 2024
3.700% Senior Notes		297,569	—	3.70%	June 2021
Unsecured notes payable		1,607	1,700	0% (7)	2026
4.25% Exchangeable Senior Notes (4)		572	563	4.25%	April 2030
Total debt		$1,920,057	$1,927,703

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $42,000 as of December 31, 2014 and $69,000 as of December 31, 2013.

(2)
The maximum stated interest rate would be 7.87%, excluding the incremental additional interest rate associated with the default rate on a nonrecourse mortgage loan discussed further below. The weighted average interest rate on our fixed rate mortgage loans was 8.10% as of December 31, 2014 (or 6.16% excluding the incremental additional interest rate associated with the default rate on the loan discussed above).

(3)	The interest rate on the loan outstanding was 2.41% as of December 31, 2014.

(4)	Refer to the paragraphs below for further disclosure.

(5)
As discussed below, we have the ability to borrow an additional $180.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.80% as of December 31, 2014.

(7)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $654,000 as of December 31, 2014 and $761,000 as of December 31, 2013.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio. In addition, the terms of some of COPLP’s debt may limit its ability to make certain types of payments and other distributions to COPT in the event of default or when such payments or distributions may prompt failure of debt covenants.  As of December 31, 2014, we were within the compliance requirements of these financial covenants.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our debt matures on the following schedule (in thousands):

2015	$343,545	(1)
2016	171,399
2017	339,247	(2)
2018	2,036
2019	122,094
Thereafter	951,489
Total	$1,929,810	(3)

(1)
Includes $150.0 million pertaining to a nonrecourse mortgage loan on which we defaulted on the payment terms as discussed further below. Also includes $150.0 million that may be extended for two one-year periods at our option, subject to certain conditions.

(2)    Includes $333.0 million that may be extended for one year at our option, subject to certain conditions.
(3)     Represents scheduled principal amortization and maturities only and therefore excludes net discounts of $9.8 million.

We capitalized interest costs of $6.1 million in 2014, $8.8 million in 2013 and $13.9 million in 2012.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	December 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$890,862	$901,599	$592,689	$575,374
4.25% Exchangeable Senior Notes	572	575	563	575
Other fixed-rate debt	388,746	355,802	676,760	650,997
Variable-rate debt	639,877	642,091	657,691	657,527
	$1,920,057	$1,900,067	$1,927,703	$1,884,473

Mortgage and Other Secured Loans

In April 2014, a wholly owned subsidiary defaulted on the payment terms of a $150.0 million nonrecourse mortgage loan secured by 15000 and 15010 Conference Center Drive, two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan had an interest rate of 10.65% (including the effect of default interest) and was originally scheduled to mature in 2017. The lender subsequently accelerated the loan’s maturity date to July 2014. Additional disclosure regarding this loan is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

In December 2014, we completed the defeasance of, and full satisfaction of our obligations with respect to, (1) $103.0 million principal amount of secured nonrecourse mortgage loan due to mature on November 6, 2015 and bearing an interest rate of 5.53% and (2) $108.5 million principal amount of secured nonrecourse mortgage loan due to mature on January 1, 2016 and bearing an interest rate of 5.56%, as well as costs related to the defeasance and satisfaction. As a result, we recognized a loss on early extinguishment of debt of $9.1 million.

Revolving Credit Facility

We have a credit agreement providing for an unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of lenders for which J.P. Morgan Securities LLC and KeyBanc Capital Markets acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. and Bank of America, N.A. acted as co-syndication agents. The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the agreement.  The facility matures on July 1, 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability under the facility. The interest rate on the facility is based on LIBOR (customarily the 30-day rate) plus 0.975% to 1.750%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Rating Services, Moody’s Investor Services, Inc. or

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Fitch Ratings Ltd. (collectively, the “Ratings Agencies”). The facility also carries a quarterly fee that is based on the lenders’ aggregate commitment under the facility multiplied by a per annum rate of 0.125% to 0.350%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies. As of December 31, 2014, the maximum borrowing capacity under this facility totaled $800.0 million, of which $702.2 million was available.

Weighted average borrowings under our Revolving Credit Facility totaled $15.9 million in 2014 and $55.5 million in 2013. The weighted average interest rate on our Revolving Credit Facility was 1.47% in 2014 and 1.74% in 2013.

Term Loan Facilities

Effective September 1, 2011, we entered into an unsecured term loan agreement with the same group of lenders as the Revolving Credit Facility under which we borrowed $400.0 million, with a right for us to borrow an additional $100.0 million, provided that there is no default under the agreement and subject to the approval of the lenders. In 2013, we amended this term loan and repaid $150.0 million of the loan balance. In 2014, we repaid an additional $100.0 million of the loan balance. The term loan matures on September 1, 2015, and may be extended by two one-year periods at our option, provided that there is no default and we pay an extension fee of 0.15% of the total availability of the agreement. The variable interest rate on the term loan is based on the LIBOR rate (customarily the 30-day rate) plus 1.10% to 2.00%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies.

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

Unsecured Senior Notes

In 2013 and 2014, we issued the following senior notes:

•
a $350.0 million aggregate principal amount of 3.600% Senior Notes at an initial offering price of 99.816% of their face value on May 6, 2013, resulting in proceeds, after deducting discounts of the initial purchasers of the notes, but before other offering expenses, of $347.1 million. The notes mature on May 15, 2023. The carrying value of these notes reflects an unamortized discount totaling $2.5 million as of December 31, 2014 and $2.8 million as of December 31, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%;

•
a $250.0 million aggregate principal amount of 5.250% Senior Notes at an initial offering price of 98.783% of their face value on September 16, 2013, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $245.3 million. The notes mature on February 15, 2024. The carrying value of these notes reflects an unamortized discount totaling $4.2 million as of December 31, 2014 and $4.6 million as of December 31, 2013. The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%; and

•
a $300.0 million aggregate principal amount of 3.700% Senior Notes at an initial offering price of 99.739% of their face value on May 14, 2014, resulting in proceeds, after deducting underwriting discounts, but before other offering expenses, of $297.3 million. The notes mature on June 15, 2021. The carrying value of these notes reflects an unamortized discount totaling $2.4 million as of December 31, 2014. The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

We may redeem these notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed or (2) the sum of the present values of the remaining

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus a spread (30 basis points for the 3.600% Senior Notes, 40 basis points for the 5.250% Senior Notes and 25 basis points for the 3.700% Senior Notes), plus, in each case, accrued and unpaid interest thereon to the date of redemption. However, in each case, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the applicable redemption date. These notes are unconditionally guaranteed by COPT.

Exchangeable Senior Notes

In 2010, COPLP issued a $240.0 million aggregate principal amount of 4.25% Exchangeable Senior Notes due 2030.  In 2013, we repaid $239.4 million principal amount of these notes and recognized a $25.9 million loss on early extinguishment of debt. The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $3,000 as of December 31, 2014 and $12,000 as of December 31, 2013.  Interest on the notes is payable on April 15 and October 15 of each year.  These notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of December 31, 2014 and is equivalent to an exchange price of $47.96 per common share) (the initial exchange rate of the notes was based on a 20% premium over the closing price on the NYSE on the transaction pricing date).  On or after April 20, 2015, COPLP may redeem the notes in cash in whole or in part. The holders of the notes have the right to require us to repurchase the notes in cash in whole or in part on each of April 15, 2015, April 15, 2020 and April 15, 2025, or in the event of a “fundamental change,” as defined under the terms of the notes, for a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.  The notes are general unsecured senior obligations of COPLP and rank equally in right of payment with all other senior unsecured indebtedness of COPLP and are guaranteed by COPT. The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of COPT’s common shares at December 31, 2014 and 2013 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  The table below sets forth interest expense recognized on these notes (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Interest expense at stated interest rate	$24	$4,208	$10,200
Interest expense associated with amortization of discount	10	1,615	3,651
Total	$34	$5,823	$13,851

12.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional				Effective	Expiration	December 31,
Amount		Fixed Rate	Floating Rate Index	Date	Date	2014	2013
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(407)	$(861)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(407)	(861)
36,877	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(400)	(832)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(317)	(94)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(324)	(105)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	239	3,377
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	35	3,217
100,000		0.6123%	One-Month LIBOR	1/3/2012	9/1/2014	—	(279)
100,000		0.6100%	One-Month LIBOR	1/3/2012	9/1/2014	—	(277)
						$(1,581)	$3,285

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

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

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

	December 31, 2014		December 31, 2013
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$274	Prepaid expenses and other assets	$6,594
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(1,855)	Interest rate derivatives	(3,309)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Amount of (losses) gains recognized in accumulated other comprehensive income (loss) (“AOCI”) (effective portion)	$(7,799)	$6,791	$(7,676)
Amount of losses reclassified from AOCI into interest expense (effective portion)	2,990	2,740	3,697
Amount of loss reclassified from AOCI into loss on early extinguishment of debt	38	—	—

Over the next 12 months, we estimate that approximately $2.9 million of losses will be reclassified from AOCI as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of December 31, 2014, the fair value of interest rate derivatives in a liability position related to these agreements was $1.9 million, excluding the effects of accrued interest. As of December 31, 2014, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $2.1 million.

13.    Redeemable Noncontrolling Interest

The table below sets forth the activity in a redeemable noncontrolling interest in a consolidated real estate joint venture described in Note 6 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Beginning balance	$17,758	$10,298	$8,908
Distribution to noncontrolling interest	(1,369)	(1,037)	—
Net income (loss) attributable to noncontrolling interest	2,162	1,376	(2,565)
Adjustment to arrive at fair value of interest	(134)	7,121	3,955
Ending balance	$18,417	$17,758	$10,298

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Equity - COPT and Subsidiaries

Preferred Shares

As of December 31, 2014, COPT had 25.0 million preferred shares authorized at $0.01 par value per share. The table below sets forth additional information pertaining to COPT’s outstanding preferred shares (dollars in thousands, except per share data):

Series	# of Shares Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Dividend Yield	Annual Dividend Per Share	Earliest Redemption Date
Series K	531,667	$26,583	January 2007	5.600%	$2.80000	1/9/2017
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	7,431,667	$199,083

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

During 2013 and 2014, COPT redeemed all of the outstanding shares of its following series of preferred shares:

•
the 7.625% Series J Preferred Shares on April 22, 2013 at a price of $25.00 per share, or $84.8 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $2.9 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs incurred at the time of the redemption; and

•
the 7.500% Series H Preferred Shares on June 16, 2014 at a price of $25.00 per share, or $50.0 million in the aggregate, plus accrued and unpaid dividends thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common shareholders pertaining to the shares’ original issuance costs incurred at the time of the redemption.

Common Shares

During 2013 and 2014, COPT completed the following public offerings of common shares:

•	4.485 million common shares in March 2013 at a public offering price of $26.34 per share for net proceeds of $118.1 million after underwriter discounts but before offering expenses; and

•	5.52 million common shares in November 2014 at a public offering price of $27.30 per share for net proceeds of $148.9 million after underwriter discounts but before offering expenses.

COPT contributed the net proceeds from these issuances to COPLP in exchange for an equal number of units in COPLP.

In October 2012, COPT established an at-the-market (“ATM”) stock offering program under which it may, from time to time, offer and sell common shares in “at the market” stock offerings having an aggregate gross sales price of up to $150.0 million. Through December 31, 2014, COPT’s only issuance under the program was 1.5 million common shares issued on July 15, 2013 at a weighted average price of $26.05 per share under the ATM program; net proceeds from the shares issued totaled $38.5 million, after payment of $586,000 in commissions to sales agents; the proceeds from these shares were contributed to COPLP in exchange for an equal number of common units in COPLP. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $110.9 million in stock sales.

Holders of COPLP common units converted their units into COPT common shares on the basis of one common share for each common unit in the amount of 140,149 in 2014 and 311,343 in 2013.

COPT declared dividends per common share of $1.10 in 2014, 2013 and 2012.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

See Note 16 for disclosure of common share activity pertaining to our share-based compensation plans.

15.    Equity - COPLP and Subsidiaries

General Partner Preferred Units

The table below sets forth information pertaining to preferred units in COPLP held by COPT at December 31, 2014 (dollars in thousands, except per unit data):

Series	# of Units Issued	Aggregate Liquidation Preference	Month of Issuance	Annual Distribution Yield	Annual Distribution Per Unit	Earliest Redemption Date
Series K	531,667	$26,583	January 2007	5.600%	$2.80000	1/9/2017
Series L	6,900,000	172,500	June 2012	7.375%	$1.84375	6/27/2017
	7,431,667	$199,083

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

In 2013 and 2014, COPLP redeemed all of the outstanding units of its following series of preferred units held by COPT:

•
the 7.625% Series J Preferred Units on April 22, 2013 at a price of $25.00 per unit, or $84.8 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $2.9 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption; and

•
the 7.500% Series H Preferred Units on June 16, 2014 at a price of $25.00 per unit, or $50.0 million in the aggregate, plus accrued and unpaid distributions thereon through the date of redemption, and recognized a $1.8 million decrease to net income available to common unitholders pertaining to the units’ original issuance costs at the time of the redemption.

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

Common Units

COPT owned 96.0% of COPLP’s common units as of December 31, 2014 and 95.6% as of December 31, 2013.

During 2013 and 2014, COPT acquired additional common units through the following public offerings of common shares:

•
4.485 million common shares in March 2013 at a public offering price of $26.34 per share for net proceeds of $118.1 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP; and

•
5.52 million common shares in November 2014 at a public offering price of $27.30 per share for net proceeds of $148.9 million (after underwriter discounts but before offering expenses) that were contributed to COPLP in exchange for an equal number of common units in COPLP.

On July 15, 2013, COPT issued 1.5 million common shares at a weighted average price of $26.05 per share, representing its only issuance under the ATM program through December 31, 2014. Net proceeds from the shares issued totaled $38.5

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

million, after payment of $586,000 in commissions to sales agents. The common shares were contributed to COPLP in exchange for 1.5 million common units.

Limited partners in COPLP holding common units have the right to require COPLP to redeem all or a portion of their common units. COPLP (or COPT as the general partner) has the right, in its sole discretion, to deliver to such redeeming limited partners for each partnership unit either one COPT common share (subject to anti-dilution adjustment) or a cash payment equal to the then fair market value of such share (so adjusted) (based on the formula for determining such value set forth in the partnership agreement). Limited partners holding common units redeemed their units into common shares on the basis of one common share for each common unit in the amount of 140,149 in 2014 and 311,343 in 2013.

We declared distributions per common unit of $1.10 in 2014, 2013 and 2012.

16.    Share-Based Compensation and Other Compensation Matters

Share-Based Compensation Plans

In May 2010, COPT adopted the Amended and Restated 2008 Omnibus Equity and Incentive Plan. COPT may issue equity-based awards under this plan to officers, employees, non-employee trustees and any other key persons of us and our subsidiaries, as defined in the plan. The plan provides for a maximum of 5.9 million common shares in COPT to be issued in the form of options, share appreciation rights, deferred share awards, restricted share awards, unrestricted share awards, performance shares, dividend equivalent rights and other equity-based awards and for the granting of cash-based awards. The plan expires on May 13, 2020.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted share transactions under the share-based compensation plans for 2012, 2013 and 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	648,378	$33.13
Granted	177,662	23.64
Forfeited	(17,019)	31.43
Vested	(374,378)	32.72
Unvested at December 31, 2012	434,643	29.67
Granted	193,833	25.91
Forfeited	(9,541)	27.59
Vested	(241,487)	30.97
Unvested at December 31, 2013	377,448	26.96
Granted	216,607	26.73
Forfeited	(21,335)	25.10
Vested	(182,213)	28.56
Unvested at December 31, 2014	390,507	$26.19
Unvested shares as of December 31, 2014 that are expected to vest	375,686	$26.18

The aggregate intrinsic value of restricted shares that vested was $4.9 million in 2014, $6.3 million in 2013 and $9.0 million in 2012.

Our Board of Trustees made the following grants of PSUs to executives from 2011 through 2014 (dollars in thousands):

Grant Date	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2014
3/3/2011	56,883	3/3/2011	3/2/2014	$2,796	—
3/1/2012	54,070	1/1/2012	12/31/2014	1,772	54,070
3/1/2013	69,579	1/1/2013	12/31/2015	1,867	69,579
3/6/2014	49,103	1/1/2014	12/31/2016	1,723	49,103

The PSUs each have three year performance periods concluding on the earlier of the respective performance period end dates set forth above or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

Based on COPT’s total shareholder return relative to its peer group of companies:

•	for the 2011 PSUs that vested in 2014, there was no payout value in connection with the vesting; and

•	for the 2012 PSUs that vested on December 31, 2014 to be paid out in 2015, approximately 40,000 shares will be issued in March 2015 in connection with the vesting.

We computed grant date fair values for PSUs using Monte Carlo models and are recognizing these values over three-year periods that commenced on the respective grant dates. The grant date fair value and certain of the assumptions used in the Monte Carlo models for the PSUs granted in 2012, 2013 and 2014 are set forth below:

	For the Years Ended December 31,
	2014	2013	2012
Grant date fair value	$35.09	$26.84	$32.77
Baseline common share value	$26.52	$25.85	$24.39
Expected volatility of common shares	28.6%	29.5%	43.2%
Risk-free interest rate	0.66%	0.33%	0.41%

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes option transactions under the share-based compensation plans for 2012, 2013 and 2014 (dollars in thousands, except per share data):

	Shares	Range of Exercise Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	945,422	$13.40 - $57.00	$36.63	4	$510
Forfeited/Expired – 2012	(85,588)	$25.52 - $57.00	$42.98
Exercised – 2012	(61,624)	$13.40 - $22.49	$15.08
Outstanding at December 31, 2012	798,210	$13.60 - $57.00	$37.62	3	$325
Forfeited/Expired – 2013	(117,952)	$18.08 - $51.62	$40.91
Exercised – 2013	(39,331)	$13.60 - $26.24	$19.67
Outstanding at December 31, 2013	640,927	$19.63 - $56.00	$38.11	2	$68
Forfeited/Expired – 2014	(18,303)	$22.34 - $49.60	$42.12
Exercised – 2014	(62,888)	$19.63 - $28.15	$23.70
Outstanding at December 31, 2014	559,736	$25.52 - $56.00	$39.60	2	$167
Exercisable at December 31, 2012	798,210	(1)	$37.62
Exercisable at December 31, 2013	640,927	(2)	$38.11
Exercisable at December 31, 2014	559,736	(3)	$39.60

(1)
9,500 of these options had an exercise price ranging from $13.60 to $16.73; 204,736 had an exercise price ranging from $16.74 to $30.04; 180,962 had an exercise price ranging from $30.05 to $41.28; and 403,012 had an exercise price ranging from $41.29 to $57.00.

(2)
171,288 of these options had an exercise price ranging from $19.63 to $30.04; 145,187 had an exercise price ranging from$30.05 to $41.28; 160,402 had an exercise price ranging from $41.29 to $42.74; and 164,050 had an exercise price ranging from $42.75 to $56.00.

(3)
105,672 of these options had an exercise price ranging from $25.52 to $30.04; 142,862 had an exercise price ranging from$30.05 to $41.28; 158,902 had an exercise price ranging from $41.29 to $42.74; and 152,300 had an exercise price ranging from $42.75 to $56.00.

The aggregate intrinsic value of options exercised was $225,000 in 2014, $258,000 in 2013 and $553,000 in 2012.

We own a taxable REIT subsidiary that is subject to Federal and state income taxes. We realized a windfall tax (loss) benefit of $(3,000) in 2014, $(122,000) in 2013 and $43,000 in 2012 on options exercised and vesting restricted shares in connection with employees of that subsidiary.

The table below sets forth our reporting for share based compensation expense (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
General, administrative and leasing expenses	$5,307	$5,412	$8,611
Property operating expenses	857	1,118	1,371
Capitalized to development activities	886	1,075	1,202
Share-based compensation expense	$7,050	$7,605	$11,184

The amounts included in our consolidated statements of operations for share-based compensation reflected an estimate of pre-vesting forfeitures of 0% for PSUs and 0% to 5% for restricted shares.

As of December 31, 2014, all of our options are vested and fully expensed. As of December 31, 2014, there was $6.3 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2014, there was $1.9 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average performance period of approximately two years.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

401(k) Plan

We have a 401(k) defined contribution plan covering substantially all of our employees that permits participants to contribute up to 90% of their compensation, as defined in the Plan, per pay period on a before-tax basis or after-tax basis, or a combination of both, subject to limitations under the Internal Revenue Code of 1986 ( the “IRC”), as amended. Participants who are 50 years of age or older by the end of a particular plan year and have contributed the maximum 401(k) deferral amount allowed under the plan for that year are eligible to contribute an additional portion of their annual compensation on a before-tax basis as catch-up contributions, up to the annual limit under the IRC. We match 100% of the first 1% of pre-tax and/or after-tax contributions that participants contribute to the plan and 50% of the next 5% in participant contributions to the plan (representing an aggregate match by us of 3.5% on the first 6% of participant pre-tax and/or after-tax contributions to the plan).  Participants’ contributions are fully vested. Participants are 50% vested in matching contributions after one year of credited service and 100% vested after two years of credited service. We fund all contributions with cash. Our matching contributions under the plan totaled approximately $1.2 million in 2014, $1.1 million in 2013 and $1.1 million in 2012. The 401(k) plan is fully funded as of December 31, 2014.
Deferred Compensation Plan

COPT has a non-qualified elective deferred compensation plan for certain members of our management team that permits participants to defer up to 100% of their compensation on a pre-tax basis and receive a tax-deferred return on such deferrals. The balance of the plan, which was fully funded, totaled $5.9 million as of December 31, 2014 and $7.5 million as of December 31, 2013, and is included in the accompanying COPT consolidated balance sheets.

Executive Transition Costs

In connection with the departure on February 3, 2015 of Stephen E. Riffee, our Executive Vice President and Chief Financial Officer, and the retirement on March 31, 2012 of Randall M. Griffin, our former Chief Executive Officer, we recognized executive transition costs of $1.1 million in 2014 and $2.2 million in 2012. These costs, which are included in general administrative expense, represent incremental compensation costs associated with the executives’ employment separation, including cash and share-based compensation and post-employment benefits.

17.    Operating Leases

We lease our properties to tenants under operating leases with various expiration dates extending to the year 2030. Gross minimum future rentals on noncancelable leases in our properties as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,
2015	$349,099
2016	301,184
2017	263,428
2018	202,661
2019	154,044
Thereafter	312,304
$1,582,720

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Colorado Springs	Other	Operating Wholesale Data Center	Total
Year Ended December 31, 2014
Revenues from real estate operations	$236,191	$89,263	$36,377	$10,446	$14,599	$16,736	$43,591	$11,929	$(1)	$10,150	$10,430	$479,711
Property operating expenses	81,132	31,532	20,562	3,066	7,308	5,268	17,778	4,386	12	1,469	7,286	179,799
NOI from real estate operations	$155,059	$57,731	$15,815	$7,380	$7,291	$11,468	$25,813	$7,543	$(13)	$8,681	$3,144	$299,912
Additions to long-lived assets	$24,174	$17,447	$(6)	$4,077	$1,185	$8,825	$7,925	$952	$—	$—	$22	$64,601
Transfers from non-operating properties	$56,699	$43,154	$—	$21,014	$—	$—	$3,550	$16,344	$30	$—	$1,108	$141,899
Segment assets at December 31, 2014	$1,277,600	$642,429	$116,252	$97,209	$95,195	$100,777	$274,091	$106,931	$—	$77,834	$163,177	$2,951,495

Year Ended December 31, 2013
Revenues from real estate operations	$237,869	$92,010	$33,060	$5,050	$16,863	$16,568	$42,653	$11,924	$25,290	$10,075	$7,271	$498,633
Property operating expenses	80,554	31,973	17,631	1,282	7,844	5,028	16,583	3,431	9,002	1,016	6,360	180,704
NOI from real estate operations	$157,315	$60,037	$15,429	$3,768	$9,019	$11,540	$26,070	$8,493	$16,288	$9,059	$911	$317,929
Additions to long-lived assets	$28,087	$13,090	$335	$3,563	$2,604	$2,341	$2,913	$406	$2,940	$—	$598	$56,877
Transfers from non-operating properties	$50,105	$61,434	$—	$48,799	$—	$14	$360	$28,034	$5,438	$—	$70,106	$264,290
Segment assets at December 31, 2013	$1,243,099	$616,082	$118,299	$77,773	$98,962	$96,143	$303,823	$104,657	$—	$80,002	$166,790	$2,905,630

Year Ended December 31, 2012
Revenues from real estate operations	$238,488	$79,574	$32,018	$3,867	$16,697	$16,392	$52,616	$9,698	$24,987	$12,116	$6,647	$493,100
Property operating expenses	83,050	29,103	16,499	689	7,555	4,745	19,917	2,562	9,231	2,569	4,815	180,735
NOI from real estate operations	$155,438	$50,471	$15,519	$3,178	$9,142	$11,647	$32,699	$7,136	$15,756	$9,547	$1,832	$312,365
Additions to long-lived assets	$25,921	$65,157	$280	$26	$317	$1,844	$9,690	$286	$2,929	$152	$199	$106,801
Transfers from non-operating properties	$65,108	$44,250	$468	$—	$—	$289	$37,558	$10,626	$4,295	$394	$58,009	$220,997
Segment assets at December 31, 2012	$1,267,357	$569,860	$119,369	$28,730	$104,544	$98,027	$320,548	$78,798	$175,830	$82,090	$100,777	$2,945,930

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Segment revenues from real estate operations	$479,711	$498,633	$493,100
Construction contract and other service revenues	106,748	62,363	73,836
Less: Revenues from discontinued operations (Note 20)	14	(37,636)	(58,801)
Total revenues	$586,473	$523,360	$508,135

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Segment property operating expenses	$179,799	$180,704	$180,735
Less: Property operating expenses from discontinued operations (Note 20)	135	(13,505)	(21,529)
Total property operating expenses	$179,934	$167,199	$159,206

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

	For the Years Ended December 31,
	2014	2013	2012
Construction contract and other service revenues	$106,748	$62,363	$73,836
Construction contract and other service expenses	(100,058)	(58,875)	(70,576)
NOI from service operations	$6,690	$3,488	$3,260

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
NOI from real estate operations	$299,912	$317,929	$312,365
NOI from service operations	6,690	3,488	3,260
Interest and other income	4,923	3,834	7,172
Equity in income (loss) of unconsolidated entities	229	2,110	(546)
Income tax expense	(310)	(1,978)	(381)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(136,086)	(113,214)	(107,998)
Impairment losses	(1,416)	(5,857)	(43,678)
General, administrative and leasing expenses	(31,794)	(30,869)	(31,900)
Business development expenses and land carry costs	(5,573)	(5,436)	(5,711)
Interest expense on continuing operations	(92,393)	(82,010)	(86,401)
NOI from discontinued operations	(121)	(24,131)	(37,272)
Loss on early extinguishment of debt	(9,552)	(27,030)	(943)
COPT consolidated income from continuing operations	$34,509	$36,836	$7,967

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	As of December 31,
	2014	2013
Segment assets	$2,951,495	$2,905,630
Non-operating property assets	567,586	517,564
Other assets	151,176	206,758
Total COPT consolidated assets	$3,670,257	$3,629,952

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, impairment losses, loss on early extinguishment of debt and gain on sales of real estate to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in income (loss) of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The differences between taxable income reported on our income tax returns (estimated 2014 and actual 2013 and 2012) and net income as reported on our consolidated statements of operations are set forth below (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
	(Estimated)
COPLP consolidated net income	$45,206	$101,544	$20,341
Adjustments:
Rental revenue recognition	(3,932)	1,303	(10,794)
Compensation expense recognition	1,912	8,987	(2,669)
Operating expense recognition	(2,260)	(1,663)	1,158
Gain on sales of properties	(1,404)	(50,860)	(74,858)
Impairment losses	1,367	32,047	66,910
Loss on interest rate derivatives	—	—	(29,805)
Gains from non-real estate investments	405	—	7,854
Income from service operations	(391)	1,650	1,500
Income tax expense	310	1,978	381
Depreciation and amortization	41,500	20,834	24,804
Interest expense	920	2,057	3,978
Income from unconsolidated entities	(187)	3,148	(725)
COPLP consolidated noncontrolling interests	(3,285)	(7,837)	(636)
Other	2,346	1,529	(70)
COPLP consolidated taxable income	$82,507	$114,717	$7,369
Noncontrolling interests, other	(3,247)	(4,061)	(622)
Other	—	—	741
COPT consolidated taxable income	$79,260	$110,656	$7,488

For Federal income tax purposes, dividends to shareholders may be characterized as ordinary income, capital gains or return of capital. The characterization of dividends declared on COPT’s common and preferred shares during each of the last three years was as follows:

	Common Shares			Preferred Shares
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Ordinary income	64.5%	71.8%	33.2%	90.9%	76.2%	100.0%
Long-term capital gain	6.5%	22.4%	0.0%	9.1%	23.8%	0.0%
Return of capital	29.0%	5.8%	66.8%	0.0%	0.0%	0.0%

We distributed all of COPT’s REIT taxable income in 2014, 2013 and 2012 and, as a result, did not incur Federal income tax in those years on such income.

The net basis of our consolidated assets and liabilities for tax reporting purposes is approximately $233 million lower than the amount reported on our consolidated balance sheet at December 31, 2014, which is primarily related to differences in basis for net properties, intangible assets on property acquisitions and deferred rent receivable.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We own a TRS that is subject to Federal and state income taxes. Our TRS had income before income taxes under GAAP of $822,000 in 2014, $330,000 in 2013 and $11.3 million in 2012. Our TRS’ provision for income tax consisted of the following expenses (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Deferred
Federal	$258	$1,742	$312
State	52	236	69
Total income tax expense	$310	$1,978	$381

A reconciliation of our TRS’ Federal statutory rate to the effective tax rate for income tax reported on our statements of operations is set forth below:

	For the Years Ended December 31,
	2014	2013	2012
Income taxes at U.S. statutory rate	34.0%	34.0%	34.0%
State and local, net of U.S. Federal tax benefit	4.2%	4.5%	4.6%
Increase in deferred tax asset valuation allowance	0.0%	562.9%	0.0%
Other	(0.4)%	(1.1)%	0.0%
Effective tax rate	37.8%	600.3%	38.6%

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan, impairment losses and net operating losses that are not deductible until future periods. As of December 31, 2014, our TRS had a net operating loss carryforward for federal income tax purposes of approximately $13 million expiring in 2033. We believe that our TRS is no longer subject to income tax examinations for years prior to 2011.

The table below sets forth the tax effects of temporary differences and carry forwards included in the net deferred tax asset of our TRS (in thousands):

	December 31,
	2014	2013
Operating loss forward	$5,012	$5,382
Share-based compensation	976	869
Accrued payroll	195	221
Property	(119)	(105)
Valuation allowance	(2,062)	(2,062)
Deferred tax asset, net	$4,002	$4,305

We recognize a valuation allowance on our deferred tax asset if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance resulting from a change in circumstances that causes a change in our judgment about the realizability of our deferred tax asset is included in income. In 2013, we recognized a $1.9 million increase in our deferred tax asset valuation allowance due to a decrease in future projected operating income in our TRS resulting primarily from our dispositions of certain properties to which the TRS provided amenity services and our planned reduction in amenity services provided by the TRS at certain other properties. We believe it is more likely than not that the results of future operations in our TRS will generate sufficient taxable income to realize our December 31, 2014 net deferred tax asset.

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

The table below sets forth the components of discontinued operations reported on our consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenue from real estate operations	$(14)	$37,636	$58,801
Property operating expenses	135	(13,505)	(21,529)
Depreciation and amortization	—	(4,505)	(13,939)
Impairment losses	(3)	(26,190)	(23,232)
General, administrative and leasing expenses	—	(4)	(3)
Business development and land carry costs	—	—	(24)
Interest expense	—	(8,221)	(10,397)
Gain on sales of real estate	24	2,671	20,940
Gain on early extinguishment of debt	(116)	67,810	1,736
Discontinued operations	$26	$55,692	$12,353

As of December 31, 2014, we had two land parcels in the Greater Baltimore region classified as held for sale with a cost basis of $14.3 million.

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

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$34,509	$36,836	$7,967
Gain on sales of real estate, net	10,671	9,016	21
Preferred share dividends	(15,939)	(19,971)	(20,844)
Issuance costs associated with redeemed preferred shares	(1,769)	(2,904)	(1,827)
(Income) loss from continuing operations attributable to noncontrolling interests	(4,955)	(4,486)	1,309
Income from continuing operations attributable to restricted shares	(432)	(414)	(469)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$22,085	$18,077	$(13,843)
Discontinued operations	26	55,692	12,353
Discontinued operations attributable to noncontrolling interests	4	(3,351)	(673)
Numerator for basic and diluted EPS on net income (loss)attributable to COPT common shareholders	$22,115	$70,418	$(2,163)
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	88,092	85,167	73,454
Dilutive effect of share-based compensation awards	171	57	—
Denominator for basic and diluted EPS (common shares)	88,263	85,224	73,454
Basic EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.25	$0.21	$(0.19)
Discontinued operations attributable to COPT common shareholders	—	0.62	0.16
Net income (loss) attributable to COPT common shareholders	$0.25	$0.83	$(0.03)
Diluted EPS:
Income (loss) from continuing operations attributable to COPT common shareholders	$0.25	$0.21	$(0.19)
Discontinued operations attributable to COPT common shareholders	—	0.62	0.16
Net income (loss) attributable to COPT common shareholders	$0.25	$0.83	$(0.03)

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator for the Years Ended December 31,
	2014	2013	2012
Conversion of common units	3,897	3,869	4,235
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred shares	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares of 401,000 for 2014, 385,000 for 2013 and 461,000 for 2012; and

•	weighted average options of 492,000 for 2014, 636,000 for 2013 and 772,000 for 2012, respectively.

As discussed in Note 11, we have outstanding senior notes that have an exchange settlement feature, but such notes did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$34,509	$36,836	$7,967
Gain on sales of real estate, net	10,671	9,016	21
Preferred unit distributions	(16,599)	(20,631)	(21,504)
Issuance costs associated with redeemed preferred units	(1,769)	(2,904)	(1,827)
(Income) loss from continuing operations attributable to noncontrolling interests	(3,281)	(2,977)	1,206
Income from continuing operations attributable to restricted units	(432)	(414)	(469)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$23,099	$18,926	$(14,606)
Discontinued operations	26	55,692	12,353
Discontinued operations attributable to noncontrolling interests	5	(930)	(699)
Numerator for basic and diluted EPU on net income (loss) attributable to COPLP common unitholders	$23,130	$73,688	$(2,952)
Denominator (all weighted averages):
Denominator for basic EPU (common units)	91,989	89,036	77,689
Dilutive effect of share-based compensation awards	171	57	—
Denominator for basic and diluted EPU (common units)	92,160	89,093	77,689
Basic EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.25	$0.21	$(0.19)
Discontinued operations attributable to COPLP common unitholders	—	0.62	0.15
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.83	$(0.04)
Diluted EPU:
Income (loss) from continuing operations attributable to COPLP common unitholders	$0.25	$0.21	$(0.19)
Discontinued operations attributable to COPLP common unitholders	—	0.62	0.15
Net income (loss) attributable to COPLP common unitholders	$0.25	$0.83	$(0.04)

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator for the Years Ended December 31,
	2014	2013	2012
Conversion of Series I preferred units	176	176	176
Conversion of Series K preferred units	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units of 401,000 for 2014, 385,000 for 2013 and 461,000 for 2012; and

•	weighted average options of 492,000 for 2014, 636,000 for 2013 and 772,000 for 2012.

As discussed in Note 11, we have outstanding senior notes that have an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

22.    Quarterly Data (Unaudited)
COPT and Subsidiaries

The tables below set forth selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except per share data). Certain of the amounts below have been reclassified to conform to the current period presentation of our consolidated financial statements.

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$146,667	$139,820	$153,015	$146,971
Operating income	$25,206	$31,836	$37,422	$37,148
Income from continuing operations	$5,660	$9,248	$13,727	$5,874
Discontinued operations	$11	$(198)	$191	$22
Net income	$5,671	$9,050	$24,548	$5,937
Net income attributable to noncontrolling interests	(930)	(1,160)	(1,828)	(1,033)
Net income attributable to COPT	4,741	7,890	22,720	4,904
Preferred share dividends	(4,490)	(4,344)	(3,553)	(3,552)
Issuance costs associated with redeemed preferred shares	—	(1,769)	—	—
Net income attributable to COPT common shareholders	$251	$1,777	$19,167	$1,352
Basic earnings per common share	$0.00	$0.02	$0.22	$0.01
Diluted earnings per common share	$0.00	$0.02	$0.22	$0.01

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$126,219	$136,527	$131,812	$128,802
Operating income	$36,165	$40,229	$30,673	$34,843
Income (loss) from continuing operations	$11,662	$(232)	$10,974	$14,432
Discontinued operations	$1,261	$(4,502)	$(12,974)	$71,907
Net income (loss)	$15,277	$(4,405)	$(2,000)	$92,672
Net income attributable to noncontrolling interests	(257)	(960)	(964)	(5,656)
Net income (loss) attributable to COPT	15,020	(5,365)	(2,964)	87,016
Preferred share dividends	(6,106)	(4,885)	(4,490)	(4,490)
Issuance costs associated with redeemed preferred shares	—	(2,904)	—	—
Net income (loss) attributable to COPT common shareholders	$8,914	$(13,154)	$(7,454)	$82,526
Basic earnings per common share	$0.11	$(0.16)	$(0.09)	$0.94
Diluted earnings per common share	$0.11	$(0.16)	$(0.09)	$0.94

COPLP and Subsidiaries

The tables below set forth selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except per share data).

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$146,667	$139,820	$153,015	$146,971
Operating income	$25,206	$31,836	$37,422	$37,148
Income from continuing operations	$5,660	$9,248	$13,727	$5,874
Discontinued operations	$11	$(198)	$191	$22
Net income	$5,671	$9,050	$24,548	$5,937
Net income attributable to noncontrolling interests	(737)	(837)	(897)	(805)
Net income attributable to COPLP	4,934	8,213	23,651	5,132
Preferred unit distributions	(4,655)	(4,509)	(3,718)	(3,717)
Issuance costs associated with redeemed preferred units	—	(1,769)	—	—
Net income attributable to COPLP common unitholders	$279	$1,935	$19,933	$1,415
Basic earnings per common unit	$0.00	$0.02	$0.22	$0.01
Diluted earnings per common unit	$0.00	$0.02	$0.22	$0.01

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$126,219	$136,527	$131,812	$128,802
Operating income	$36,165	$40,229	$30,673	$34,843
Income (loss) from continuing operations	$11,662	$(232)	$10,974	$14,432
Discontinued operations	$1,261	$(4,502)	$(12,974)	$71,907
Net income (loss)	$15,277	$(4,405)	$(2,000)	$92,672
Net loss (income) attributable to noncontrolling interests	336	(1,473)	(1,035)	(1,735)
Net income (loss) attributable to COPLP	15,613	(5,878)	(3,035)	90,937
Preferred unit distributions	(6,271)	(5,050)	(4,655)	(4,655)
Issuance costs associated with redeemed preferred units	—	(2,904)	—	—
Net income (loss) attributable to COPLP common unitholders	$9,342	$(13,832)	$(7,690)	$86,282
Basic earnings per common unit	$0.11	$(0.16)	$(0.09)	$0.94
Diluted earnings per common unit	$0.11	$(0.16)	$(0.09)	$0.94

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

Joint Ventures

In connection with our 2005 contribution of properties to an unconsolidated partnership in which we hold a joint venture interest, we entered into standard nonrecourse loan guarantees (environmental indemnifications and guarantees against fraud and misrepresentation, and springing guarantees of partnership debt in the event of a voluntary bankruptcy of the partnership).  On December 6, 2013, the holder of mortgage debt encumbering all of the joint venture’s properties foreclosed on the properties. As a result, title to the properties was transferred to the mortgage lender and the joint venture was relieved of the debt obligation plus accrued interest and penalties. The joint venture still had $5.6 million in nonrecourse mezzanine debt as of December 31, 2014; however, the joint venture no longer holds any property and has ceased all business operations. Management estimates there to be no fair value to the guarantees as of December 31, 2014 because the actions that would trigger performance are all within our control.

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.3 million liability through December 31, 2014 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of December 31, 2014 follow (in thousands):

Year Ending December 31,
2015	$905
2016	839
2017	768
2018	735
2019	728
Thereafter	76,678
$80,653

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
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Deductions (3)	Balance at End of Year
Accounts Receivables-Allowance for doubtful accounts
Year ended December 31, 2014	$2,976	$278	$—	$(2,537)	$717
Year ended December 31, 2013	$4,694	$(65)	$—	$(1,653)	$2,976
Year ended December 31, 2012	$3,546	$1,532	$232	$(616)	$4,694
Allowance for Deferred Rent Receivable
Year ended December 31, 2014	$2,126	$—	$(708)	$—	$1,418
Year ended December 31, 2013	$913	$—	$1,213	$—	$2,126
Year ended December 31, 2012	$703	$—	$416	$(206)	$913
Allowance for Deferred Tax Asset
Year ended December 31, 2014	$2,062	$—	$—	$—	$2,062
Year ended December 31, 2013	$207	$1,855	$—	$—	$2,062
Year ended December 31, 2012	$207	$—	$—	$—	$207

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
December 31, 2014
(Dollars in thousands)

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
1000 Redstone Gateway (O)	Huntsville, AL	$11,671	$—	$20,527	$—	$—	$20,527	$20,527	$(924)	2013	3/23/2010
1100 Redstone Gateway (O)	Huntsville, AL	12,057	—	19,501	—	—	19,501	19,501	(476)	2014	3/23/2010
114 National Business Parkway (O)	Annapolis Junction, MD	—	364	3,109	46	364	3,155	3,519	(1,042)	2002	6/30/2000
11751 Meadowville Lane (O)	Richmond, VA	—	1,305	52,098	112	1,305	52,210	53,515	(9,889)	2007	9/15/2006
1200 Redstone Gateway (O)	Huntsville, AL	13,950	—	22,409	—	—	22,409	22,409	(586)	2013	3/23/2010
1201 M Street (O)	Washington, DC	—	—	49,785	2,455	—	52,240	52,240	(7,255)	2001	9/28/2010
1201 Winterson Road (O)	Linthicum, MD	—	1,288	5,452	460	1,288	5,912	7,200	(2,388)	1985 (7)	4/30/1998
1220 12th Street, SE (O)	Washington, DC	—	—	42,464	2,014	—	44,478	44,478	(7,143)	2003	9/28/2010
1243 Winterson Road (L)	Linthicum, MD	—	630	—	—	630	—	630	—	(8)	12/19/2001
1302 Concourse Drive (O)	Linthicum, MD	—	2,078	8,313	5,008	2,078	13,321	15,399	(5,610)	1996	11/18/1999
1304 Concourse Drive (O)	Linthicum, MD	—	1,999	12,934	2,594	1,999	15,528	17,527	(5,680)	2002	11/18/1999
1306 Concourse Drive (O)	Linthicum, MD	—	2,796	11,186	5,745	2,796	16,931	19,727	(6,097)	1990	11/18/1999
131 National Business Parkway (O)	Annapolis Junction, MD	—	1,906	7,623	3,288	1,906	10,911	12,817	(4,807)	1990	9/28/1998
132 National Business Parkway (O)	Annapolis Junction, MD	—	2,917	12,259	2,977	2,917	15,236	18,153	(7,314)	2000	5/28/1999
13200 Woodland Park Road (O)	Herndon, VA	—	10,428	41,711	13,985	10,428	55,696	66,124	(24,106)	2002	6/2/2003
133 National Business Parkway (O)	Annapolis Junction, MD	—	2,517	10,068	4,920	2,517	14,988	17,505	(7,560)	1997	9/28/1998
1331 Ashton Road (O)	Hanover, MD	—	587	2,347	1,474	587	3,821	4,408	(1,154)	1989	4/28/1999
1334 Ashton Road (O)	Hanover, MD	—	736	1,488	2,634	736	4,122	4,858	(2,055)	1989	4/28/1999
134 National Business Parkway (O)	Annapolis Junction, MD	—	3,684	7,517	1,282	3,684	8,799	12,483	(3,765)	1999	11/13/1998
1340 Ashton Road (O)	Hanover, MD	—	905	3,620	1,466	905	5,086	5,991	(2,431)	1989	4/28/1999
1341 Ashton Road (O)	Hanover, MD	—	306	1,223	601	306	1,824	2,130	(860)	1989	4/28/1999
1343 Ashton Road (O)	Hanover, MD	—	193	774	405	193	1,179	1,372	(596)	1989	4/28/1999
13450 Sunrise Valley Road (O)	Herndon, VA	—	1,386	5,576	3,335	1,386	8,911	10,297	(3,580)	1998	7/25/2003
13454 Sunrise Valley Road (O)	Herndon, VA	—	2,899	11,986	5,447	2,899	17,433	20,332	(6,255)	1998	7/25/2003
135 National Business Parkway (O)	Annapolis Junction, MD	11,418	2,484	9,750	4,742	2,484	14,492	16,976	(5,845)	1998	12/30/1998
1362 Mellon Road (O)	Hanover, MD	—	1,706	8,670	119	1,706	8,789	10,495	(1,278)	2006	2/10/2006
13857 McLearen Road (O)	Herndon, VA	—	3,507	30,177	1,557	3,507	31,734	35,241	(4,945)	2007	7/11/2012
140 National Business Parkway (O)	Annapolis Junction, MD	—	3,407	24,167	643	3,407	24,810	28,217	(7,039)	2003	12/31/2003
141 National Business Parkway (O)	Annapolis Junction, MD	11,871	2,398	9,590	2,995	2,398	12,585	14,983	(5,575)	1990	9/28/1998
14280 Park Meadow Drive (O)	Chantilly, VA	—	3,731	15,953	1,754	3,731	17,707	21,438	(5,626)	1999	9/29/2004
1460 Dorsey Road (L)	Hanover, MD	—	1,800	—	—	1,800	—	1,800	—	(8)	2/28/2006
14840 Conference Center Drive (O)	Chantilly, VA	—	1,572	8,175	1,488	1,572	9,663	11,235	(3,885)	2000	7/25/2003
14850 Conference Center Drive (O)	Chantilly, VA	—	1,615	8,358	2,896	1,615	11,254	12,869	(4,074)	2000	7/25/2003
14900 Conference Center Drive (O)	Chantilly, VA	—	3,436	14,402	4,569	3,436	18,971	22,407	(7,396)	1999	7/25/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
15000 Conference Center Drive (O)	Chantilly, VA	54,000	5,193	47,045	18,692	5,193	65,737	70,930	(25,365)	1989	11/30/2001
1501 South Clinton Street (O)	Baltimore, MD	—	27,964	52,146	7,553	27,964	59,699	87,663	(11,059)	2006	10/27/2009
15010 Conference Center Drive (O)	Chantilly, VA	96,000	3,500	41,921	498	3,500	42,419	45,919	(8,644)	2006	11/30/2001
15049 Conference Center Drive (O)	Chantilly, VA	—	4,415	20,365	726	4,415	21,091	25,506	(8,781)	1997	8/14/2002
15059 Conference Center Drive (O)	Chantilly, VA	—	5,753	13,615	1,780	5,753	15,395	21,148	(6,071)	2000	8/14/2002
15395 John Marshall Highway (O)	Haymarket, VA	—	2,465	24,720	—	2,465	24,720	27,185	(576)	2014	5/7/2013
1550 West Nursery Road (O)	Linthicum, MD	—	14,071	16,930	—	14,071	16,930	31,001	(3,038)	2009	10/28/2009
1550 Westbranch Drive (O)	McLean, VA	—	5,595	26,212	116	5,595	26,328	31,923	(3,647)	2002	6/28/2010
1560 West Nursery Road (O)	Linthicum, MD	—	1,441	96	—	1,441	96	1,537	(2)	2014	10/28/2009
1560A Cable Ranch Road (O)	San Antonio, TX	—	1,097	3,770	352	1,097	4,122	5,219	(950)	1985/2007	6/19/2008
1560B Cable Ranch Road (O)	San Antonio, TX	—	2,299	6,545	11	2,299	6,556	8,855	(1,532)	1985/2006	6/19/2008
16442 Commerce Drive (O)	Dahlgren, VA	—	613	2,582	593	613	3,175	3,788	(1,153)	2002	12/21/2004
16480 Commerce Drive (O)	Dahlgren, VA	—	1,856	7,425	167	1,856	7,592	9,448	(2,020)	2000	12/28/2004
16501 Commerce Drive (O)	Dahlgren, VA	—	522	2,090	465	522	2,555	3,077	(714)	2002	12/21/2004
16539 Commerce Drive (O)	Dahlgren, VA	—	688	2,860	1,469	688	4,329	5,017	(1,696)	1990	12/21/2004
16541 Commerce Drive (O)	Dahlgren, VA	—	773	3,094	1,367	773	4,461	5,234	(1,529)	1996	12/21/2004
16543 Commerce Drive (O)	Dahlgren, VA	—	436	1,742	172	436	1,914	2,350	(486)	2002	12/21/2004
1751 Pinnacle Drive (O)	McLean, VA	—	10,486	42,339	22,325	10,486	64,664	75,150	(20,705)	1989/1995	9/23/2004
1753 Pinnacle Drive (O)	McLean, VA	—	8,275	34,353	10,528	8,275	44,881	53,156	(14,406)	1976/2004	9/23/2004
201 Technology Drive (O)	Lebanon, VA	—	726	31,091	60	726	31,151	31,877	(5,579)	2007	10/5/2007
206 Research Boulevard (O)	Aberdeen, MD	—	1,813	17,485	—	1,813	17,485	19,298	(979)	2012	9/14/2007
209 Research Boulevard (O)	Aberdeen, MD	—	1,045	16,087	32	1,045	16,119	17,164	(1,665)	2010	9/14/2007
210 Research Boulevard (O)	Aberdeen, MD	—	1,065	14,687	75	1,065	14,762	15,827	(1,191)	2010	9/14/2007
21267 Smith Switch Road (O)	Ashburn, VA	—	4,040	10,369	—	4,040	10,369	14,409	(106)	2014	12/27/2012
21271 Smith Switch Road (O)	Ashburn, VA	—	7,346	16,864	—	7,346	16,864	24,210	(447)	2013	12/27/2012
22289 Exploration Drive (O)	Lexington Park, MD	—	1,422	5,719	1,511	1,422	7,230	8,652	(2,512)	2000	3/24/2004
22299 Exploration Drive (O)	Lexington Park, MD	—	1,362	5,791	1,119	1,362	6,910	8,272	(2,433)	1998	3/24/2004
22300 Exploration Drive (O)	Lexington Park, MD	—	1,094	5,038	539	1,094	5,577	6,671	(1,878)	1997	11/9/2004
22309 Exploration Drive (O)	Lexington Park, MD	—	2,243	10,419	7,491	2,243	17,910	20,153	(3,999)	1984/1997	3/24/2004
23535 Cottonwood Parkway (O)	California, MD	—	692	3,051	223	692	3,274	3,966	(1,066)	1984	3/24/2004
2500 Riva Road (O)	Annapolis, MD	—	2,791	12,145	1	2,791	12,146	14,937	(4,073)	2000	3/4/2003
2691 Technology Drive (O)	Annapolis Junction, MD	—	2,098	17,334	5,115	2,098	22,449	24,547	(6,938)	2005	5/26/2000
2701 Technology Drive (O)	Annapolis Junction, MD	22,636	1,737	15,266	2,554	1,737	17,820	19,557	(6,641)	2001	5/26/2000
2711 Technology Drive (O)	Annapolis Junction, MD	17,606	2,251	21,611	1,451	2,251	23,062	25,313	(9,531)	2002	11/13/2000
2720 Technology Drive (O)	Annapolis Junction, MD	—	3,863	29,272	113	3,863	29,385	33,248	(7,577)	2004	1/31/2002
2721 Technology Drive (O)	Annapolis Junction, MD	—	4,611	14,597	1,226	4,611	15,823	20,434	(5,840)	2000	10/21/1999
2730 Hercules Road (O)	Annapolis Junction, MD	35,161	8,737	31,612	7,093	8,737	38,705	47,442	(14,268)	1990	9/28/1998
2900 Towerview Road (O)	Herndon, VA	—	3,207	16,379	6,419	3,207	22,798	26,005	(5,969)	1982/2008	12/20/2005
300 Sentinel Drive (O)	Annapolis Junction, MD	—	1,517	58,827	166	1,517	58,993	60,510	(6,977)	2009	11/14/2003

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
302 Sentinel Drive (O)	Annapolis Junction, MD	—	2,648	29,687	423	2,648	30,110	32,758	(5,210)	2007	11/14/2003
304 Sentinel Drive (O)	Annapolis Junction, MD	—	3,411	24,917	138	3,411	25,055	28,466	(5,655)	2005	11/14/2003
306 Sentinel Drive (O)	Annapolis Junction, MD	16,298	3,260	22,592	415	3,260	23,007	26,267	(4,687)	2006	11/14/2003
308 Sentinel Drive (O)	Annapolis Junction, MD	—	1,422	26,197	—	1,422	26,197	27,619	(2,395)	2010	11/14/2003
310 Sentinel Way (O)	Annapolis Junction, MD	—	2,372	33,953	—	2,372	33,953	36,325	—	(7)	11/14/2003
310 The Bridge Street (O)	Huntsville, AL	—	261	26,531	1,051	261	27,582	27,843	(4,310)	2009	8/9/2011
312 Sentinel Way (O)	Annapolis Junction, MD	—	3,138	23,793	—	3,138	23,793	26,931	(240)	2014	11/14/2003
3120 Fairview Park Drive (O)	Falls Church, VA	—	6,863	35,606	7,303	6,863	42,909	49,772	(5,456)	2008	11/23/2010
314 Sentinel Way (O)	Annapolis Junction, MD	—	1,254	1,325	—	1,254	1,325	2,579	(216)	2008	11/14/2003
316 Sentinel Way (O)	Annapolis Junction, MD	—	2,748	38,156	139	2,748	38,295	41,043	(2,602)	2011	11/14/2003
318 Sentinel Way (O)	Annapolis Junction, MD	—	2,185	28,426	—	2,185	28,426	30,611	(6,270)	2005	11/14/2003
320 Sentinel Way (O)	Annapolis Junction, MD	—	2,067	21,623	—	2,067	21,623	23,690	(3,770)	2007	11/14/2003
322 Sentinel Way (O)	Annapolis Junction, MD	21,680	2,605	22,827	—	2,605	22,827	25,432	(4,572)	2006	11/14/2003
324 Sentinel Way (O)	Annapolis Junction, MD	—	1,656	23,018	—	1,656	23,018	24,674	(2,503)	2010	6/29/2006
375 West Padonia Road (O)	Timonium, MD	—	2,483	10,415	4,857	2,483	15,272	17,755	(6,904)	1986	12/21/1999
410 National Business Parkway (O)	Annapolis Junction, MD	—	1,831	23,257	112	1,831	23,369	25,200	(1,127)	2012	6/29/2006
420 National Business Parkway (O)	Annapolis Junction, MD	—	2,370	27,161	101	2,370	27,262	29,632	(541)	2013	6/29/2006
430 National Business Parkway (O)	Annapolis Junction, MD	—	1,852	21,138	120	1,852	21,258	23,110	(1,494)	2011	6/29/2006
44408 Pecan Court (O)	California, MD	—	817	1,583	582	817	2,165	2,982	(405)	1986	3/24/2004
44414 Pecan Court (O)	California, MD	—	405	1,619	336	405	1,955	2,360	(641)	1986	3/24/2004
44417 Pecan Court (O)	California, MD	—	434	3,204	88	434	3,292	3,726	(1,037)	1989 (7)	3/24/2004
44420 Pecan Court (O)	California, MD	—	344	890	148	344	1,038	1,382	(199)	1989	11/9/2004
44425 Pecan Court (O)	California, MD	—	1,309	3,506	1,307	1,309	4,813	6,122	(1,492)	1997	5/5/2004
45310 Abell House Lane (O)	California, MD	—	2,272	13,808	—	2,272	13,808	16,080	(1,057)	2011	8/30/2010
46579 Expedition Drive (O)	Lexington Park, MD	—	1,406	5,796	1,335	1,406	7,131	8,537	(2,780)	2002	3/24/2004
46591 Expedition Drive (O)	Lexington Park, MD	—	1,200	7,199	803	1,200	8,002	9,202	(1,618)	2005	3/24/2004
4851 Stonecroft Boulevard (O)	Chantilly, VA	—	1,878	11,558	21	1,878	11,579	13,457	(2,959)	2004	8/14/2002
4940 Campbell Drive (O)	White Marsh, MD	—	1,379	3,858	1,373	1,379	5,231	6,610	(1,278)	1990	1/9/2007
525 Babcock Road (O)	Colorado Springs, CO	—	355	397	79	355	476	831	(153)	1967	7/12/2007
5325 Nottingham Drive (O)	White Marsh, MD	—	816	3,976	485	816	4,461	5,277	(1,076)	2002	1/9/2007
5355 Nottingham Drive (O)	White Marsh, MD	—	761	3,562	1,758	761	5,320	6,081	(1,874)	2005	1/9/2007
5520 Research Park Drive (O)	Catonsville, MD	—	—	20,072	38	—	20,110	20,110	(2,687)	2009	4/4/2006
5522 Research Park Drive (O)	Catonsville, MD	—	—	4,550	—	—	4,550	4,550	(842)	2007	3/8/2006
5825 University Research Court (O)	College Park, MD	15,615	—	22,522	60	—	22,582	22,582	(3,246)	2008	1/29/2008
5850 University Research Court (O)	College Park, MD	21,261	—	31,689	57	—	31,746	31,746	(3,763)	2008	1/29/2008
6700 Alexander Bell Drive (O)	Columbia, MD	—	1,755	7,019	5,550	1,755	12,569	14,324	(5,435)	1988	5/14/2001
6708 Alexander Bell Drive (O)	Columbia, MD	—	897	7,544	1,591	897	9,135	10,032	(3,319)	1988 (7)	5/14/2001
6711 Columbia Gateway Drive (O)	Columbia, MD	—	2,683	23,239	435	2,683	23,674	26,357	(4,765)	2006-2007	9/28/2000
6716 Alexander Bell Drive (O)	Columbia, MD	—	1,242	4,969	3,352	1,242	8,321	9,563	(3,992)	1990	12/31/1998

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
6721 Columbia Gateway Drive (O)	Columbia, MD	17,102	1,753	34,090	65	1,753	34,155	35,908	(4,941)	2009	9/28/2000
6724 Alexander Bell Drive (O)	Columbia, MD	—	449	5,039	368	449	5,407	5,856	(2,106)	2001	5/14/2001
6731 Columbia Gateway Drive (O)	Columbia, MD	—	2,807	19,098	2,046	2,807	21,144	23,951	(7,841)	2002	3/29/2000
6740 Alexander Bell Drive (O)	Columbia, MD	—	1,424	5,696	3,346	1,424	9,042	10,466	(4,644)	1992	12/31/1998
6741 Columbia Gateway Drive (O)	Columbia, MD	—	675	1,711	114	675	1,825	2,500	(303)	2008	9/28/2000
6750 Alexander Bell Drive (O)	Columbia, MD	—	1,263	12,461	3,419	1,263	15,880	17,143	(7,008)	2001	12/31/1998
6760 Alexander Bell Drive (O)	Columbia, MD	—	890	3,561	2,763	890	6,324	7,214	(2,989)	1991	12/31/1998
6940 Columbia Gateway Drive (O)	Columbia, MD	—	3,545	9,916	4,717	3,545	14,633	18,178	(6,463)	1999	11/13/1998
6950 Columbia Gateway Drive (O)	Columbia, MD	—	3,596	14,269	2,164	3,596	16,433	20,029	(6,965)	1998	10/22/1998
7000 Columbia Gateway Drive (O)	Columbia, MD	—	3,131	12,103	989	3,131	13,092	16,223	(4,056)	1999	5/31/2002
7005 Columbia Gateway Drive (O)	Columbia, MD	—	3,036	14	—	3,036	14	3,050	—	(8)	6/26/2014
7015 Albert Einstein Drive (O)	Columbia, MD	1,900	2,058	6,093	855	2,058	6,948	9,006	(2,669)	1999	12/1/2005
7061 Columbia Gateway Drive (O)	Columbia, MD	—	729	3,094	1,407	729	4,501	5,230	(1,657)	2000	8/30/2001
7063 Columbia Gateway Drive (O)	Columbia, MD	—	902	3,684	1,074	902	4,758	5,660	(2,272)	2000	8/30/2001
7065 Columbia Gateway Drive (O)	Columbia, MD	—	919	3,763	2,902	919	6,665	7,584	(2,343)	2000	8/30/2001
7067 Columbia Gateway Drive (O)	Columbia, MD	—	1,829	11,823	2,773	1,829	14,596	16,425	(5,461)	2001	8/30/2001
7125 Columbia Gateway Drive (L)	Columbia, MD	—	3,361	555	279	3,361	834	4,195	—	1973/1999 (8)	6/29/2006
7125 Columbia Gateway Drive (O)	Columbia, MD	—	17,126	46,994	8,848	17,126	55,842	72,968	(14,434)	1973/1999	6/29/2006
7130 Columbia Gateway Drive (O)	Columbia, MD	—	1,350	4,359	1,802	1,350	6,161	7,511	(2,321)	1989	9/19/2005
7134 Columbia Gateway Drive (O)	Columbia, MD	—	704	1,971	310	704	2,281	2,985	(638)	1990	9/19/2005
7138 Columbia Gateway Drive (O)	Columbia, MD	—	1,104	3,518	1,975	1,104	5,493	6,597	(2,817)	1990	9/19/2005
7142 Columbia Gateway Drive (O)	Columbia, MD	—	1,342	3,978	2,494	1,342	6,472	7,814	(2,091)	1994	9/19/2005
7150 Columbia Gateway Drive (O)	Columbia, MD	—	1,032	3,429	579	1,032	4,008	5,040	(1,056)	1991	9/19/2005
7150 Riverwood Drive (O)	Columbia, MD	—	1,821	4,388	1,332	1,821	5,720	7,541	(1,742)	2000	1/10/2007
7160 Riverwood Drive (O)	Columbia, MD	—	2,732	7,006	1,605	2,732	8,611	11,343	(3,040)	2000	1/10/2007
7170 Riverwood Drive (O)	Columbia, MD	—	1,283	3,096	658	1,283	3,754	5,037	(1,218)	2000	1/10/2007
7175 Riverwood Drive (O)	Columbia, MD	—	1,788	7,270	—	1,788	7,270	9,058	(207)	1996/2013	7/27/2005
7200 Redstone Gateway (O)	Huntsville, AL	—	—	4,926	—	—	4,926	4,926	(133)	2013	3/23/2010
7200 Riverwood Road (O)	Columbia, MD	—	4,089	16,356	3,538	4,089	19,894	23,983	(7,933)	1986	10/13/1998
7205 Riverwood Drive (O)	Columbia, MD	—	1,367	24,114	—	1,367	24,114	25,481	(774)	2013	7/27/2005
7272 Park Circle Drive (O)	Hanover, MD	4,919	1,479	6,300	3,884	1,479	10,184	11,663	(2,461)	1991/1996	1/10/2007
7318 Parkway Drive (O)	Hanover, MD	—	972	3,888	926	972	4,814	5,786	(1,879)	1984	4/16/1999
7320 Parkway Drive (O)	Hanover, MD	—	905	3,570	4,018	905	7,588	8,493	(2,310)	1983	4/4/2002
7400 Redstone Gateway (O)	Huntsville, AL	—	—	4,163	—	—	4,163	4,163	—	(7)	3/23/2010
7467 Ridge Road (O)	Hanover, MD	—	1,629	6,517	2,402	1,629	8,919	10,548	(4,138)	1990	4/28/1999
7740 Milestone Parkway (O)	Hanover, MD	19,357	3,825	34,365	366	3,825	34,731	38,556	(4,003)	2009	7/2/2007
7770 Backlick Road (O)	Springfield, VA	—	6,387	74,325	140	6,387	74,465	80,852	(3,414)	2012	3/10/2010
7880 Milestone Parkway (O)	Hanover, MD	—	4,857	12,221	—	4,857	12,221	17,078	—	(7)	9/17/2013
8003 Corporate Drive (O)	White Marsh, MD	—	611	1,611	655	611	2,266	2,877	(396)	1999	1/9/2007

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
8007 Corporate Drive (O)	White Marsh, MD	—	1,434	3,336	1,034	1,434	4,370	5,804	(938)	1995	1/9/2007
8010 Corporate Drive (O)	White Marsh, MD	—	1,349	3,262	1,744	1,349	5,006	6,355	(1,282)	1998	1/9/2007
8013 Corporate Drive (O)	White Marsh, MD	—	642	1,536	1,809	642	3,345	3,987	(770)	1990	1/9/2007
8015 Corporate Drive (O)	White Marsh, MD	—	446	1,116	361	446	1,477	1,923	(428)	1990	1/9/2007
8019 Corporate Drive (O)	White Marsh, MD	—	680	1,898	739	680	2,637	3,317	(751)	1990	1/9/2007
8020 Corporate Drive (O)	White Marsh, MD	—	2,184	3,767	2,205	2,184	5,972	8,156	(1,499)	1997	1/9/2007
8023 Corporate Drive (O)	White Marsh, MD	—	651	1,603	5	651	1,608	2,259	(357)	1990	1/9/2007
8094 Sandpiper Circle (O)	White Marsh, MD	—	1,960	3,716	941	1,960	4,657	6,617	(1,125)	1998	1/9/2007
8098 Sandpiper Circle (O)	White Marsh, MD	—	1,797	3,651	639	1,797	4,290	6,087	(827)	1998	1/9/2007
8110 Corporate Drive (O)	White Marsh, MD	—	2,285	10,117	989	2,285	11,106	13,391	(2,870)	2001	1/9/2007
8140 Corporate Drive (O)	White Marsh, MD	—	2,158	8,457	3,008	2,158	11,465	13,623	(3,767)	2003	1/9/2007
8621 Robert Fulton Drive (O)	Columbia, MD	—	2,317	12,642	336	2,317	12,978	15,295	(3,015)	2005-2006	6/10/2005
8661 Robert Fulton Drive (O)	Columbia, MD	—	1,510	3,764	2,423	1,510	6,187	7,697	(1,848)	2002	12/30/2003
8671 Robert Fulton Drive (O)	Columbia, MD	—	1,718	4,280	1,981	1,718	6,261	7,979	(2,754)	2002	12/30/2003
870 Elkridge Landing Road (O)	Linthicum, MD	—	2,003	9,442	6,941	2,003	16,383	18,386	(7,965)	1981	8/3/2001
891 Elkridge Landing Road (O)	Linthicum, MD	—	1,165	4,772	2,295	1,165	7,067	8,232	(3,229)	1984	7/2/2001
900 Elkridge Landing Road (O)	Linthicum, MD	—	1,993	7,972	3,486	1,993	11,458	13,451	(5,655)	1982	4/30/1998
901 Elkridge Landing Road (O)	Linthicum, MD	—	1,156	4,437	2,419	1,156	6,856	8,012	(2,672)	1984	7/2/2001
911 Elkridge Landing Road (O)	Linthicum, MD	—	1,215	4,861	2,024	1,215	6,885	8,100	(3,239)	1985	4/30/1998
921 Elkridge Landing Road (O)	Linthicum, MD	—	1,044	4,239	748	1,044	4,987	6,031	(2,244)	1983 (7)	4/30/1998
938 Elkridge Landing Road (O)	Linthicum, MD	—	1,163	4,748	1,155	1,163	5,903	7,066	(1,928)	1984	7/2/2001
939 Elkridge Landing Road (O)	Linthicum, MD	—	939	3,756	3,074	939	6,830	7,769	(2,927)	1983	4/30/1998
940 Elkridge Landing Road (L)	Linthicum, MD	—	1,104	4,730	170	1,104	4,900	6,004	(4,884)	(8)	7/2/2001
9651 Hornbaker Road (D)	Manassas, VA	—	6,050	204,176	853	6,050	205,029	211,079	(10,881)	2010	9/14/2010
9690 Deereco Road (O)	Timonium, MD	—	3,415	13,723	7,289	3,415	21,012	24,427	(9,585)	1988	12/21/1999
9900 Franklin Square Drive (O)	White Marsh, MD	—	979	3,466	325	979	3,791	4,770	(989)	1999	1/9/2007
9910 Franklin Square Drive (O)	White Marsh, MD	4,691	1,219	6,590	74	1,219	6,664	7,883	(1,952)	2005	1/9/2007
9920 Franklin Square Drive (O)	White Marsh, MD	—	1,058	5,293	1,436	1,058	6,729	7,787	(2,077)	2006	1/9/2007
Aerotech Commerce (L)	Colorado Springs, CO	—	900	—	—	900	—	900	—	(8)	5/19/2006
Arborcrest (O)	Blue Bell, PA	—	21,968	109,468	1,209	21,968	110,677	132,645	(22,043)	1991-1996 (7)	10/14/1997
Arundel Preserve (L)	Hanover, MD	—	13,401	7,238	—	13,401	7,238	20,639	—	(8)	7/2/2007
Ashburn Crossing - DC 10 (O)	Ashburn, VA	—	4,408	8,399	—	4,408	8,399	12,807	—	(7)	12/27/2012
Canton Crossing Land (L)	Baltimore, MD	—	16,085	905	—	16,085	905	16,990	—	(8)	10/27/2009
Canton Crossing Util Distr Ctr (O)	Baltimore, MD	—	7,300	15,556	878	7,300	16,434	23,734	(2,755)	2006	10/27/2009
Columbia Gateway - Southridge (L)	Columbia, MD	—	6,387	2,940	—	6,387	2,940	9,327	—	(8)	9/20/2004
Dahlgren Technology Center (L)	Dahlgren, VA	—	978	178	—	978	178	1,156	—	(8)	3/16/2005
Expedition VII (L)	Lexington Park, MD	—	705	727	—	705	727	1,432	—	(8)	3/24/2004
InterQuest (L)	Colorado Springs, CO	—	14,382	9	—	14,382	9	14,391	—	(8)	9/28/2005
M Square Research Park (L)	College Park, MD	—	—	3,129	—	—	3,129	3,129	—	(8)	1/29/2008

			Initial Cost			Gross Amounts Carried At Close of Period
Property (Type) (1)	Location	Encumbrances (2)	Land	Building and Land Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Land Improvements	Total (3)(4)	Accumulated Depreciation (5)	Year Built or Renovated	Date Acquired (6)
National Business Park North (L)	Annapolis Junction, MD	—	27,785	47,411	—	27,785	47,411	75,196	—	(8)	6/29/2006
North Gate Business Park (L)	Aberdeen, MD	—	6,486	10,922	—	6,486	10,922	17,408	—	(8)	9/14/2007
Northwest Crossroads (L)	San Antonio, TX	—	7,430	836	—	7,430	836	8,266	—	(8)	1/20/2006
NOVA Office A (O) (9)	Chantilly, VA	—	2,096	38,142	—	2,096	38,142	40,238	—	(7)	7/31/2002
NOVA Office B (O) (9)	Chantilly, VA	—	739	18,858	—	739	18,858	19,597	—	(7)	7/31/2002
NOVA Office D (O)	Chantilly, VA	—	6,587	2	—	6,587	2	6,589	—	(7)	7/31/2002
Old Annapolis Road (O)	Columbia, MD	—	1,637	5,500	2,421	1,637	7,921	9,558	(2,756)	1974/1985	12/14/2000
Patriot Park (L)	Colorado Springs, CO	—	8,723	248	—	8,723	248	8,971	—	(8)	7/8/2005
Patriot Ridge (L)	Springfield, VA	—	18,517	14,440	—	18,517	14,440	32,957	—	(8)	3/10/2010
Redstone Gateway (L)	Huntsville, AL	—	—	14,087	—	—	14,087	14,087	—	(8)	3/23/2010
Route 15/Biggs Ford Road (L)	Frederick, MD	—	8,703	541	—	8,703	541	9,244	—	(8)	8/28/2008
Sentry Gateway (L)	San Antonio, TX	—	8,275	3,645	—	8,275	3,645	11,920	—	(8)	3/30/2005
Sentry Gateway - T (O)	San Antonio, TX	—	14,020	38,804	13	14,020	38,817	52,837	(7,646)	1982/1985	3/30/2005
Sentry Gateway - V (O)	San Antonio, TX	—	—	1,066	—	—	1,066	1,066	(161)	2007	3/30/2005
Sentry Gateway - W (O)	San Antonio, TX	—	—	1,884	—	—	1,884	1,884	(249)	2009	3/30/2005
Sentry Gateway - X (O)	San Antonio, TX	—	1,964	21,178	—	1,964	21,178	23,142	(2,204)	2010	1/20/2006
Sentry Gateway - Y (O)	San Antonio, TX	—	1,964	21,298	—	1,964	21,298	23,262	(2,213)	2010	1/20/2006
Sentry Gateway - Z (O)	San Antonio, TX	—	1,964	23,185	—	1,964	23,185	25,149	—	(7)	6/14/2005
Westfields - Park Center (L)	Chantilly, VA	—	16,418	8,584	—	16,418	8,584	25,002	—	(8)	7/18/2002
Westfields Corporate Center (L)	Chantilly, VA	—	7,141	1,415	—	7,141	1,415	8,556	—	(8)	7/31/2002
White Marsh (L)	White Marsh, MD	—	17,610	6,983	—	17,610	6,983	24,593	—	(8)	1/9/2007
Woodland Park (L)	Herndon, VA	—	9,614	81	—	9,614	81	9,695	—	(8)	4/29/2004
Other Developments, including intercompany eliminations (V)	Various	—	8	276	261	8	537	545	(26)	Various	Various
		$409,193	$668,660	$3,008,508	$337,168	$668,660	$3,345,676	$4,014,336	$(703,083)

(1)	A legend for the Property Type follows: (O) = Office Property; (L) = Land held or pre-construction; (D) = Data Center; and (V) = Various.

(2)
Excludes our Revolving Credit Facility of $83.0 million, term loan facilities of $520.0 million, unsecured senior notes of $890.9 million, exchangeable senior notes of $572,000, unsecured notes payable of $1.6 million, a letter of credit on a mortgage loan of $14.8 million, and net premiums on the remaining loans of $42,000.

(3)	The aggregate cost of these assets for Federal income tax purposes was approximately $3.4 billion at December 31, 2014.

(4)
As discussed in Note 3 to our Consolidated Financial Statements, we recognized impairment losses of $1.4 million primarily in connection with certain of our operating properties in the Greater Baltimore region that were disposed in the current period.

(5)	The estimated lives over which depreciation is recognized follow: Building and land improvements: 10-40 years; and tenant improvements: related lease terms.

(6)	The acquisition date of multi-parcel properties reflects the date of the earliest parcel acquisition.

(7)	Under construction or redevelopment at December 31, 2014.

(8)	Held or under pre-construction at December 31, 2014.

(9)	The carrying amounts of these properties under construction exclude allocated costs of the garage being constructed to support the properties.

The following table summarizes our changes in cost of properties for the years ended December 31, 2014, 2013 and 2012 (in thousands):
	2014	2013	2012
Beginning balance	$3,811,950	$3,859,960	$4,038,932
Acquisitions of operating properties	—	—	33,684
Improvements and other additions	254,868	249,639	214,418
Sales	(48,466)	(141,045)	(291,491)
Impairments	(3,042)	(45,931)	(121,557)
Other dispositions	(974)	(110,673)	(13,891)
Other	—	—	(135)
Ending balance	$4,014,336	$3,811,950	$3,859,960

The following table summarizes our changes in accumulated depreciation for the same time periods (in thousands):
	2014	2013	2012
Beginning balance	$597,649	$568,176	$577,601
Depreciation expense	111,326	92,677	93,158
Sales	(3,129)	(9,542)	(40,346)
Impairments	(1,671)	(14,863)	(58,855)
Other dispositions	(1,092)	(38,799)	(3,247)
Other	—	—	(135)
Ending balance	$703,083	$597,649	$568,176