Form 10-Q
period 2015-03-31
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2015-04-30
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of April 17, 2015, 94,537,019 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of March 31, 2015, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP. The remaining common and preferred units in COPLP are owned by various non-affiliated investors, as well as a trustee of COPT. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,888,534	$2,751,488
Projects in development or held for future development	489,618	545,426
Total properties, net	3,378,152	3,296,914
Assets held for sale, net	—	14,339
Cash and cash equivalents	4,429	6,077
Restricted cash and marketable securities	11,445	9,069
Accounts receivable (net of allowance for doubtful accounts of $784 and $717, respectively)	33,753	26,901
Deferred rent receivable (net of allowance of $1,695 and $1,418, respectively)	98,340	95,910
Intangible assets on real estate acquisitions, net	61,477	43,854
Deferred leasing and financing costs, net	65,245	64,797
Investing receivables	52,814	52,147
Prepaid expenses and other assets	71,500	60,249
Total assets	$3,777,155	$3,670,257
Liabilities and equity
Liabilities:
Debt, net	$1,999,622	$1,920,057
Accounts payable and accrued expenses	138,214	123,035
Rents received in advance and security deposits	31,551	31,011
Dividends and distributions payable	30,174	29,862
Deferred revenue associated with operating leases	14,697	13,031
Interest rate derivatives	4,282	1,855
Other liabilities	9,990	12,105
Total liabilities	2,228,530	2,130,956
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,895	18,417
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; issued and outstanding of 7,431,667 at March 31, 2015 and December 31, 2014)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,536,269 at March 31, 2015 and 93,255,284 at December 31, 2014)	945	933
Additional paid-in capital	1,999,708	1,969,968
Cumulative distributions in excess of net income	(733,459)	(717,264)
Accumulated other comprehensive loss	(3,947)	(1,297)
Total Corporate Office Properties Trust’s shareholders’ equity	1,462,330	1,451,423
Noncontrolling interests in subsidiaries:
Common units in COPLP	49,168	51,534
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,432	9,127
Noncontrolling interests in subsidiaries	67,400	69,461
Total equity	1,529,730	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,777,155	$3,670,257

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue	$98,238	$98,035
Tenant recoveries and other real estate operations revenue	24,472	26,842
Construction contract and other service revenues	38,324	21,790
Total revenues	161,034	146,667
Expenses
Property operating expenses	50,681	49,772
Depreciation and amortization associated with real estate operations	31,599	43,596
Construction contract and other service expenses	37,498	18,624
General, administrative and leasing expenses	7,891	8,143
Business development expenses and land carry costs	2,790	1,326
Total operating expenses	130,459	121,461
Operating income	30,575	25,206
Interest expense	(20,838)	(20,827)
Interest and other income	1,283	1,285
Loss on early extinguishment of debt	(3)	—
Income from continuing operations before equity in income of unconsolidated entities and income taxes	11,017	5,664
Equity in income of unconsolidated entities	25	60
Income tax expense	(55)	(64)
Income from continuing operations	10,987	5,660
Discontinued operations	(238)	11
Income before gain on sales of real estate	10,749	5,671
Gain on sales of real estate	3,986	—
Net income	14,735	5,671
Net income attributable to noncontrolling interests:
Common units in COPLP	(398)	(16)
Preferred units in COPLP	(165)	(165)
Other consolidated entities	(817)	(749)
Net income attributable to COPT	13,355	4,741
Preferred share dividends	(3,552)	(4,490)
Net income attributable to COPT common shareholders	$9,803	$251
Net income attributable to COPT:
Income from continuing operations	$13,581	$4,728
Discontinued operations, net	(226)	13
Net income attributable to COPT	$13,355	$4,741
Basic earnings per common share (1)
Income from continuing operations	$0.10	$0.00
Discontinued operations	0.00	0.00
Net income attributable to COPT common shareholders	$0.10	$0.00
Diluted earnings per common share (1)
Income from continuing operations	$0.10	$0.00
Discontinued operations	0.00	0.00
Net income attributable to COPT common shareholders	$0.10	$0.00
Dividends declared per common share	$0.275	$0.275
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$14,735	$5,671
Other comprehensive loss
Unrealized losses on interest rate derivatives	(3,474)	(2,123)
Losses on interest rate derivatives included in interest expense	773	695
Other comprehensive loss	(2,701)	(1,428)
Comprehensive income	12,034	4,243
Comprehensive income attributable to noncontrolling interests	(1,329)	(911)
Comprehensive income attributable to COPT	$10,705	$3,332

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Conversion of common units to common shares (48,498 shares)	—	—	651	—	—	(651)	—
Exercise of share options (26,614 shares)	—	—	568	—	—	—	568
Share-based compensation (125,307 shares issued, net of redemptions)	—	2	1,854	—	—	—	1,856
Redemption of vested equity awards	—	—	(1,092)	—	—	—	(1,092)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(69)	—	—	69	—
Comprehensive income	—	—	—	4,741	(1,408)	408	3,741
Dividends	—	—	—	(28,581)	—	—	(28,581)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,246)	(1,246)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	540	—	—	—	540
Balance at March 31, 2014 (87,594,931 common shares outstanding)	$249,083	$876	$1,816,467	$(665,708)	$2,072	$70,245	$1,473,035

Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (158,000 shares)	—	2	2,120	—	—	(2,122)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (70,374 shares)	—	—	1,845	—	—	—	1,845
Share-based compensation (162,370 shares issued, net of redemptions)	—	1	1,828	—	—	—	1,829
Redemption of vested equity awards	—	—	(2,031)	—	—	—	(2,031)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(475)	—	—	475	—
Comprehensive income	—	—	—	13,355	(2,650)	767	11,472
Dividends	—	—	—	(29,550)	—	—	(29,550)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(1,177)	(1,177)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(73)	—	—	—	(73)
Balance at March 31, 2015 (94,536,269 common shares outstanding)	$199,083	$945	$1,999,708	$(733,459)	$(3,947)	$67,400	$1,529,730
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$117,521	$116,386
Construction contract and other service revenues received	19,968	17,289
Property operating expenses paid	(42,768)	(42,739)
Construction contract and other service expenses paid	(27,853)	(11,397)
General, administrative, leasing, business development and land carry costs paid	(12,728)	(9,906)
Interest expense paid	(12,795)	(18,403)
Payments in connection with early extinguishment of debt	(3)	(101)
Interest and other income received	556	217
Income taxes (paid) refunded	(8)	192
Net cash provided by operating activities	41,890	51,538
Cash flows from investing activities
Acquisitions of operating properties	(56,622)	—
Construction, development and redevelopment	(62,057)	(42,625)
Tenant improvements on operating properties	(5,520)	(4,357)
Other capital improvements on operating properties	(3,720)	(9,115)
Proceeds from dispositions of properties	17,424	220
Leasing costs paid	(1,935)	(4,422)
Increase in prepaid expenses and other assets associated with investing activities	(5,782)	(450)
Other	(174)	(106)
Net cash used in investing activities	(118,386)	(60,855)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	150,000	—
Other debt proceeds	—	5,700
Repayments of debt
Revolving Credit Facility	(69,000)	—
Scheduled principal amortization	(1,649)	(1,855)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common shares	28,404	568
Common share dividends paid	(25,646)	(24,036)
Preferred share dividends paid	(3,552)	(4,490)
Distributions paid to noncontrolling interests in COPLP	(1,217)	(1,253)
Redemption of vested equity awards	(2,031)	(1,092)
Other	(411)	(174)
Net cash provided by (used in) financing activities	74,848	(26,682)
Net decrease in cash and cash equivalents	(1,648)	(35,999)
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$4,429	$18,374
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,735	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	32,091	44,101
Impairment losses	233	1
Amortization of deferred financing costs	990	1,167
(Increase) decrease in deferred rent receivable	(1,746)	398
Amortization of net debt discounts	264	171
(Gain) loss on sales of real estate	(3,986)	4
Share-based compensation	1,552	1,555
Loss on early extinguishment of debt	—	(78)
Other	(640)	(1,032)
Operating changes in assets and liabilities:
Increase in accounts receivable	(6,918)	(1,769)
(Increase) decrease in restricted cash and marketable securities	(1,577)	283
Increase in prepaid expenses and other assets	(6,352)	(494)
Increase in accounts payable, accrued expenses and other liabilities	12,704	4,785
Increase (decrease) in rents received in advance and security deposits	540	(3,225)
Net cash provided by operating activities	$41,890	$51,538
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(3,897)	$(7,985)
Liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(2,701)	$(1,443)
Dividends/distribution payable	$30,174	$29,122
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,122	$651
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$475	$69
Increase (decrease) in redeemable noncontrolling interest and decrease (increase) in equity to carry redeemable noncontrolling interest at fair value	$73	$(540)

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,888,534	$2,751,488
Projects in development or held for future development	489,618	545,426
Total properties, net	3,378,152	3,296,914
Assets held for sale, net	—	14,339
Cash and cash equivalents	4,429	6,077
Restricted cash and marketable securities	5,509	3,187
Accounts receivable (net of allowance for doubtful accounts of $784 and $717, respectively)	33,753	26,901
Deferred rent receivable (net of allowance of $1,695 and $1,418, respectively)	98,340	95,910
Intangible assets on real estate acquisitions, net	61,477	43,854
Deferred leasing and financing costs, net	65,245	64,797
Investing receivables	52,814	52,147
Prepaid expenses and other assets	71,500	60,249
Total assets	$3,771,219	$3,664,375
Liabilities and equity
Liabilities:
Debt, net	$1,999,622	$1,920,057
Accounts payable and accrued expenses	138,214	123,035
Rents received in advance and security deposits	31,551	31,011
Distributions payable	30,174	29,862
Deferred revenue associated with operating leases	14,697	13,031
Interest rate derivatives	4,282	1,855
Other liabilities	4,054	6,223
Total liabilities	2,222,594	2,125,074
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,895	18,417
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at March 31, 2015 and December 31, 2014	199,083	199,083
Limited partner, 352,000 preferred units outstanding at March 31, 2015 and December 31, 2014	8,800	8,800
Common units, 94,536,269 and 93,255,284 held by the general partner and 3,679,551 and 3,837,551 held by limited partners at March 31, 2015 and December 31, 2014, respectively	1,316,514	1,305,219
Accumulated other comprehensive loss	(4,137)	(1,381)
Total Corporate Office Properties, L.P.’s equity	1,520,260	1,511,721
Noncontrolling interests in subsidiaries	9,470	9,163
Total equity	1,529,730	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,771,219	$3,664,375
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue	$98,238	$98,035
Tenant recoveries and other real estate operations revenue	24,472	26,842
Construction contract and other service revenues	38,324	21,790
Total revenues	161,034	146,667
Expenses
Property operating expenses	50,681	49,772
Depreciation and amortization associated with real estate operations	31,599	43,596
Construction contract and other service expenses	37,498	18,624
General, administrative and leasing expenses	7,891	8,143
Business development expenses and land carry costs	2,790	1,326
Total operating expenses	130,459	121,461
Operating income	30,575	25,206
Interest expense	(20,838)	(20,827)
Interest and other income	1,283	1,285
Loss on early extinguishment of debt	(3)	—
Income from continuing operations before equity in income of unconsolidated entities and income taxes	11,017	5,664
Equity in income of unconsolidated entities	25	60
Income tax expense	(55)	(64)
Income from continuing operations	10,987	5,660
Discontinued operations	(238)	11
Income before gain on sales of real estate	10,749	5,671
Gain on sales of real estate	3,986	—
Net income	14,735	5,671
Net income attributable to noncontrolling interests in consolidated entities	(818)	(737)
Net income attributable to COPLP	13,917	4,934
Preferred unit distributions	(3,717)	(4,655)
Net income attributable to COPLP common unitholders	$10,200	$279
Net income attributable to COPLP:
Income from continuing operations	$14,152	$4,921
Discontinued operations, net	(235)	13
Net income attributable to COPLP	$13,917	$4,934
Basic earnings per common unit (1)
Income from continuing operations	$0.10	$0.00
Discontinued operations	0.00	0.00
Net income attributable to COPLP common unitholders	$0.10	$0.00
Diluted earnings per common unit (1)
Income from continuing operations	$0.10	$0.00
Discontinued operations	0.00	0.00
Net income attributable to COPLP common unitholders	$0.10	$0.00
Distributions declared per common unit	$0.275	$0.275
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$14,735	$5,671
Other comprehensive loss
Unrealized losses on interest rate derivatives	(3,474)	(2,123)
Losses on interest rate derivatives included in interest expense	773	695
Other comprehensive loss	(2,701)	(1,428)
Comprehensive income	12,034	4,243
Comprehensive income attributable to noncontrolling interests	(873)	(782)
Comprehensive income attributable to COPLP	$11,161	$3,461

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Issuance of common units resulting from exercise of share options	—	—	—	—	26,614	568	—	—	568
Share-based compensation (units net of redemption)	—	—	—	—	125,307	1,856	—	—	1,856
Redemptions of vested equity awards	—	—	—	—	—	(1,092)	—	—	(1,092)
Comprehensive income	—	165	—	4,490	—	279	(1,472)	279	3,741
Distributions to owners of common and preferred units	—	(165)	—	(4,490)	—	(25,172)	—	—	(29,827)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	540	—	—	540
Balance at March 31, 2014	352,000	$8,800	9,431,667	$249,083	91,524,133	$1,203,297	$2,133	$9,722	$1,473,035

Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	70,374	1,845	—	—	1,845
Share-based compensation (units net of redemption)	—	—	—	—	162,370	1,829	—	—	1,829
Redemptions of vested equity awards	—	—	—	—	—	(2,031)	—	—	(2,031)
Comprehensive income	—	165	—	3,552	—	10,200	(2,756)	311	11,472
Distributions to owners of common and preferred units	—	(165)	—	(3,552)	—	(27,010)	—	—	(30,727)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(4)	(4)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(73)	—	—	(73)
Balance at March 31, 2015	352,000	$8,800	7,431,667	$199,083	98,215,820	$1,316,514	$(4,137)	$9,470	$1,529,730
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$117,521	$116,386
Construction contract and other service revenues received	19,968	17,289
Property operating expenses paid	(42,768)	(42,739)
Construction contract and other service expenses paid	(27,853)	(11,397)
General, administrative, leasing, business development and land carry costs paid	(12,728)	(9,906)
Interest expense paid	(12,795)	(18,403)
Payments in connection with early extinguishment of debt	(3)	(101)
Interest and other income received	556	217
Income taxes (paid) refunded	(8)	192
Net cash provided by operating activities	41,890	51,538
Cash flows from investing activities
Acquisitions of operating properties	(56,622)	—
Construction, development and redevelopment	(62,057)	(42,625)
Tenant improvements on operating properties	(5,520)	(4,357)
Other capital improvements on operating properties	(3,720)	(9,115)
Proceeds from dispositions of properties	17,424	220
Leasing costs paid	(1,935)	(4,422)
Increase in prepaid expenses and other assets associated with investing activities	(5,782)	(450)
Other	(174)	(106)
Net cash used in investing activities	(118,386)	(60,855)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	150,000	—
Other debt proceeds	—	5,700
Repayments of debt
Revolving Credit Facility	(69,000)	—
Scheduled principal amortization	(1,649)	(1,855)
Other debt repayments	(50)	(50)
Net proceeds from issuance of common units	28,404	568
Common unit distributions paid	(26,698)	(25,124)
Preferred unit distributions paid	(3,717)	(4,655)
Redemption of vested equity awards	(2,031)	(1,092)
Other	(411)	(174)
Net cash provided by (used in) financing activities	74,848	(26,682)
Net decrease in cash and cash equivalents	(1,648)	(35,999)
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$4,429	$18,374
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$14,735	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	32,091	44,101
Impairment losses	233	1
Amortization of deferred financing costs	990	1,167
(Increase) decrease in deferred rent receivable	(1,746)	398
Amortization of net debt discounts	264	171
(Gain) loss on sales of real estate	(3,986)	4
Share-based compensation	1,552	1,555
Loss on early extinguishment of debt	—	(78)
Other	(640)	(1,032)
Operating changes in assets and liabilities:
Increase in accounts receivable	(6,918)	(1,769)
(Increase) decrease in restricted cash and marketable securities	(1,523)	381
Increase in prepaid expenses and other assets	(6,352)	(494)
Increase in accounts payable, accrued expenses and other liabilities	12,650	4,687
Increase (decrease) in rents received in advance and security deposits	540	(3,225)
Net cash provided by operating activities	$41,890	$51,538
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(3,897)	$(7,985)
Liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(2,701)	$(1,443)
Distributions payable	$30,174	$29,122
Increase (decrease) in redeemable noncontrolling interest and decrease (increase) in equity to carry redeemable noncontrolling interest at fair value	$73	$(540)

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of March 31, 2015, our properties included the following:

•
178 operating office properties totaling 17.7 million square feet (excluding two properties serving as collateral for a nonrecourse mortgage loan in default, as discussed further in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q);

•
12 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.4 million square feet upon completion, including one partially operational property included above;

•	1,402 acres of land we control that we believe are potentially developable into approximately 17.6 million square feet; and

•	a partially operational, wholesale data center which upon completion and stabilization is expected to have a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of March 31, 2015, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

These interim financial statements should be read together with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 included in our 2014 Annual Report on Form 10-K.  The unaudited consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly present our financial position and results of operations.  All adjustments are of a normal recurring nature.  The consolidated financial statements have been prepared using the accounting policies described in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2017, using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In January 2015, the FASB issued guidance regarding the presentation of extraordinary and unusual items in statements of operations. This guidance eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. This guidance is effective for periods beginning after December 15, 2015. We expect that the application of this guidance will have no effect on our reported consolidated financial statements.

In February 2015, the FASB issued guidance regarding amendments to the consolidation analysis. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIE”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of March 31, 2015, we used a discount rate of 15.5% which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, other assets (excluding investing receivables) and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturities of these instruments.  As discussed in Note 7, we estimated the fair values of our investing receivables based on the discounted estimated future cash flows of the loans (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans with similar maturities and credit quality, and the estimated cash payments include scheduled principal and interest payments.  For our disclosure of debt fair values in Note 9, we estimated the fair value of our unsecured senior notes and exchangeable senior notes based on quoted market rates for publicly-traded debt (categorized within Level 2 of the fair value hierarchy) and estimated the fair value of our other debt based on the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximate current market rates for loans, or groups of loans, with similar maturities and credit quality, and the estimated future payments include scheduled principal and interest payments.  Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment.  Settlement at such fair value amounts may not be possible and may not be a prudent management decision.

For additional fair value information, please refer to Note 7 for investing receivables, Note 9 for debt and Note 10 for interest rate derivatives.

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,826	$—	$—	$5,826
Other	110	—	—	110
Warrants to purchase common stock (2)	—	89	—	89
Total assets	$5,936	$89	$—	$6,025
Liabilities:
Deferred compensation plan liability (3)	$—	$5,936	$—	$5,936
Interest rate derivatives	—	4,282	—	4,282
Total liabilities	$—	$10,218	$—	$10,218
Redeemable noncontrolling interest	$—	$—	$18,895	$18,895

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of March 31, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Warrants to purchase common stock (1)	$—	$89	$—	$89
Liabilities:
Interest rate derivatives	$—	$4,282	$—	$4,282
Redeemable noncontrolling interest	$—	$—	$18,895	$18,895

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$455,639	$439,355
Buildings and improvements	3,157,434	3,015,216
Less: Accumulated depreciation	(724,539)	(703,083)
Operating properties, net	$2,888,534	$2,751,488

During the three months ended March 31, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia, Pennsylvania (“Greater Philadelphia”) that was removed from service for redevelopment.

Projects in development or held for future development consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$219,852	$214,977
Construction in progress, excluding land	269,766	330,449
Projects in development or held for future development	$489,618	$545,426

As of December 31, 2014, we had two land parcels in the Greater Baltimore region classified as held for sale with a cost basis of $14.3 million that were sold during the three months ended March 31, 2015.

2015 Acquisition

On March 19, 2015, we acquired 250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.9 million. The table below sets forth the allocation of the acquisition costs of this property (in thousands):

Land, operating properties	$8,057
Building and improvements	34,740
Intangible assets on real estate acquisitions	20,183
Total assets	62,980
Below-market leases	(1,093)
Total acquisition cost	$61,887

Intangible assets recorded in connection with the above acquisition included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$7,252	11
In-place lease value	10,218	7
Above-market leases	2,713	4
	$20,183	8

We expensed $1.0 million in operating property acquisition costs during the three months ended March 31, 2015 that are included in business development expenses and land carry costs on our consolidated statements of operations.

2015 Dispositions

We sold land in the three months ended March 31, 2015 for $18.1 million and recognized gains of $4.0 million on the sales.

2015 Construction Activities

During the three months ended March 31, 2015, we placed into service an aggregate of 440,000 square feet in three newly constructed office properties located in Northern Virginia and San Antonio, Texas (“San Antonio”), and 111,000 square feet of a property undergoing redevelopment in Greater Philadelphia. As of March 31, 2015, we had seven office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.1 million square feet upon completion, including four in Northern Virginia, two in the Baltimore/Washington Corridor and one in Huntsville, Alabama (“Huntsville”). We also had five office properties under redevelopment (including one partially operational property) that we estimate will total 344,000 square feet upon completion, including three in the Baltimore/Washington Corridor, one in Greater Philadelphia and one in St. Mary’s County, Maryland.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of March 31, 2015 (dollars in thousands):

		Nominal
		Ownership		March 31, 2015		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	3/31/2015	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates four buildings and developing others (2)	$149,098	$65,934	$43,314
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	59,671	48,480	38,700
				$208,769	$114,414	$82,014

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville, Alabama.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

6.    Intangible Assets on Real Estate Acquisitions, Net

Intangible assets on real estate acquisitions consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$133,395	$102,019	$31,376	$123,759	$101,040	$22,719
Tenant relationship value	49,552	29,265	20,287	42,301	28,492	13,809
Below-market cost arrangements	12,415	6,154	6,261	12,415	5,984	6,431
Above-market leases	11,372	8,211	3,161	8,659	8,159	500
Market concentration premium	1,333	941	392	1,333	938	395
	$208,067	$146,590	$61,477	$188,467	$144,613	$43,854
Amortization of the intangible asset categories set forth above totaled $2.6 million in the three months ended March 31, 2015 and $3.6 million in the three months ended March 31, 2014. The approximate weighted average amortization periods of the categories set forth above follow: in-place lease value: six years; tenant relationship value: eight years; below-market cost arrangements: 31 years; above-market leases: four years; and market concentration premium: 27 years. The approximate weighted average amortization period for all of the categories combined is ten years. Estimated amortization expense associated with the intangible asset categories set forth above through 2020 is: $9.4 million for the nine months ending December 31, 2015; $11.6 million for 2016; $9.4 million for 2017; $6.3 million for 2018; $5.1 million for 2019; and $3.8 million for 2020.

7.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable from the City of Huntsville	$49,814	$49,147
Other investing loans receivable	3,000	3,000
	$52,814	$52,147

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of March 31, 2015 or December 31, 2014.  The fair value of these receivables approximated their carrying amounts as of March 31, 2015 and December 31, 2014.

8.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Construction contract costs incurred in excess of billings	$19,136	$6,656
Prepaid expenses	14,862	20,570
Lease incentives, net	13,183	13,344
Furniture, fixtures and equipment, net	6,349	6,637
Deposit on acquisitions	5,066	516
Deferred tax asset, net (1)	3,946	4,002
Operating notes receivable	3,629	3,797
Equity method investments	2,390	2,368
Other assets	2,939	2,359
Prepaid expenses and other assets	$71,500	$60,249

(1) Includes a valuation allowance of $2.1 million.

Operating notes receivable reported above includes amounts due from tenants with remaining terms exceeding one year totaling $3.6 million as of March 31, 2015 and December 31, 2014; we carried allowances for estimated losses for $281,000 of the March 31, 2015 balance and $252,000 of the December 31, 2014 balance.

9.    Debt

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	March 31, 2015	March 31, 2015	December 31, 2014	Stated Interest Rates as of	as of
				March 31, 2015	March 31, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)		$385,693	$387,139	3.96% - 10.65% (2)	2015-2024
Variable rate secured loan		36,668	36,877	LIBOR + 2.25% (3)	November 2015
Total mortgage and other secured loans		422,361	424,016
Revolving Credit Facility	$800,000	164,000	83,000	LIBOR + 0.975% to 1.75% (4)	July 2017
Term Loan Facilities	(5)	520,000	520,000	LIBOR + 1.10% to 2.60% (6)	2015-2019
Unsecured Senior Notes
3.600% Senior Notes (7)		347,560	347,496	3.60%	May 2023
5.250% Senior Notes (8)		245,888	245,797	5.25%	February 2024
3.700% Senior Notes (9)		297,655	297,569	3.70%	June 2021
Unsecured notes payable		1,583	1,607	0% (10)	2026
4.25% Exchangeable Senior Notes (11)		575	572	4.25%	(11)
Total debt, net		$1,999,622	$1,920,057

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $36,000 as of March 31, 2015 and $42,000 as of December 31, 2014.

(2)
Includes a $150.0 million nonrecourse mortgage loan in default secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 10.65% (including the effect of default interest). Additional disclosure regarding this loan is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q. The maximum stated interest rate would be 7.87%, excluding the incremental additional interest rate associated with the default rate on the loan in default. The weighted average interest rate on our fixed rate mortgage loans was 8.11% as of March 31, 2015 (or 6.16% excluding the incremental additional interest rate associated with the default rate on the loan in default).

(3)	The interest rate on the loan outstanding was 2.42% as of March 31, 2015.

(4)	The weighted average interest rate on the Revolving Credit Facility was 1.45% as of March 31, 2015.

(5)
We have the ability to borrow an additional $330.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.82% as of March 31, 2015.

(7)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.4 million as of March 31, 2015 and $2.5 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $4.1 million as of March 31, 2015 and $4.2 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)
The carrying value of these notes included a principal amount of $300.0 million and an unamortized discount totaling $2.3 million as of March 31, 2015 and $2.4 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(10)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $628,000 as of March 31, 2015 and $654,000 as of December 31, 2014.

(11)
As described further in our 2014 Annual Report on Form 10-K, these notes have an exchange settlement feature that provides that the notes may, under certain circumstances, be exchangeable for cash and, at COPLP’s discretion, COPT common shares at an exchange rate (subject to adjustment) of 20.8513 shares per one thousand dollar principal amount of the notes (exchange rate is as of March 31, 2015 and is equivalent to an exchange price of $47.96 per common share).  The carrying value of these notes included a principal amount of $575,000 and an unamortized discount totaling $3,000 as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 6.05%.  Because the closing price of our common shares as of March 31, 2015 and December 31, 2014 was less than the exchange price per common share applicable to these notes, the if-converted value of the notes did not exceed the principal amount.  On April 20, 2015, we redeemed these notes at 100% of their principal amount.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities, Unsecured Senior Notes and 4.25% Exchangeable Senior Notes.

We capitalized interest costs of $2.1 million in the three months ended March 31, 2015 and $1.6 million in the three months ended March 31, 2014.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$891,103	$918,074	$890,862	$901,599
4.25% Exchangeable Senior Notes	575	575	572	575
Other fixed-rate debt	387,276	350,835	388,746	355,802
Variable-rate debt	720,668	722,752	639,877	642,091
	$1,999,622	$1,992,236	$1,920,057	$1,900,067

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2015	December 31, 2014
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(267)	$(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(267)	(407)
36,668	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(291)	(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(455)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(461)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(1,161)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,380)	35
						$(4,282)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

	March 31, 2015		December 31, 2014
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$274
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(4,282)	Interest rate derivatives	(1,855)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Amount of losses recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(3,474)	$(2,123)
Amount of losses reclassified from AOCL into interest expense (effective portion)	773	695

Over the next 12 months, we estimate that approximately $3.2 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of March 31, 2015, the fair value of interest rate derivatives in a liability position related to these agreements was $4.3 million, excluding the effects of accrued interest. As of March 31, 2015, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $4.5 million.

11.    Redeemable Noncontrolling Interest

The table below sets forth the activity in a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Beginning balance	$18,417	$17,758
Distribution to noncontrolling interest	(157)	(68)
Net income attributable to noncontrolling interest	562	504
Adjustment to arrive at fair value of interest	73	(540)
Ending balance	$18,895	$17,654

12.    Equity

During the three months ended March 31, 2015, COPT issued 890,241 common shares at a weighted average price of $30.29 per share under its at-the-market (“ATM”) stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents. These net proceeds were contributed to COPLP in exchange for 890,241 common units. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $84.0 million in common share sales.

During the three months ended March 31, 2015, certain COPLP limited partners redeemed 158,000 common units in COPLP for an equal number of common shares in COPT.

See Note 14 for disclosure of COPT common share and COPLP common unit activity pertaining to our share-based compensation plans.

13.    Information by Business Segment

We have ten reportable operating office property segments (comprised of: the Baltimore/Washington Corridor; Northern Virginia; San Antonio; Huntsville; Washington, DC — Capitol Riverfront; St. Mary’s and King George Counties; Greater Baltimore; Greater Philadelphia; Colorado Springs; and Other). In our 2015 quarterly reports on Form 10-Q, our Colorado Springs segment is, and will be, included in our Other segment as it is insignificant in the 2014 and 2015 reporting periods. We also have an operating wholesale data center segment. The table below reports segment financial information for our reportable segments (in thousands).  We measure the performance of our segments through the measure we define as NOI from real estate operations, which is derived by subtracting property operating expenses from revenues from real estate operations.

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended March 31, 2015
Revenues from real estate operations	$61,792	$21,749	$9,171	$2,446	$3,364	$3,901	$11,485	$3,224	$2,543	$3,035	$122,710
Property operating expenses	23,583	9,121	4,975	829	1,814	1,584	4,997	1,375	196	2,212	50,686
NOI from real estate operations	$38,209	$12,628	$4,196	$1,617	$1,550	$2,317	$6,488	$1,849	$2,347	$823	$72,024
Additions to long-lived assets	$3,445	$2,821	$21	$83	$393	$1,200	$63,604	$294	$80	$30	$71,971
Transfers from non-operating properties	$12,930	$58,571	$31,091	$2,997	$—	$—	$—	$11,498	$8	$177	$117,272
Segment assets at March 31, 2015	$1,280,742	$696,276	$147,078	$99,335	$94,400	$100,849	$334,271	$117,919	$77,340	$162,170	$3,110,380
Three Months Ended March 31, 2014
Revenues from real estate operations	$61,113	$24,968	$8,479	$2,555	$3,634	$4,316	$11,496	$3,340	$2,594	$2,401	$124,896
Property operating expenses	23,597	8,973	4,474	653	1,765	1,504	5,476	1,300	322	1,688	49,752
NOI from real estate operations	$37,516	$15,995	$4,005	$1,902	$1,869	$2,812	$6,020	$2,040	$2,272	$713	$75,144
Additions to long-lived assets	$5,741	$3,495	$(6)	$2,507	$63	$839	$1,012	$11	$55	$12	$13,729
Transfers from non-operating properties	$6,911	$26,588	$—	$20,102	$—	$—	$74	$3,176	$11	$78	$56,940
Segment assets at March 31, 2014	$1,244,876	$636,895	$117,812	$99,378	$97,843	$95,645	$300,619	$94,428	$79,542	$165,711	$2,932,749

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Segment revenues from real estate operations	$122,710	$124,896
Construction contract and other service revenues	38,324	21,790
Less: Revenues from discontinued operations	—	(19)
Total revenues	$161,034	$146,667

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Segment property operating expenses	$50,686	$49,752
Less: Property operating expenses from discontinued operations	(5)	20
Total property operating expenses	$50,681	$49,772

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

	For the Three Months Ended March 31,
	2015	2014
Construction contract and other service revenues	$38,324	$21,790
Construction contract and other service expenses	(37,498)	(18,624)
NOI from service operations	$826	$3,166

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2015	2014
NOI from real estate operations	$72,024	$75,144
NOI from service operations	826	3,166
Interest and other income	1,283	1,285
Equity in income of unconsolidated entities	25	60
Income tax expense	(55)	(64)
Other adjustments:	—
Depreciation and other amortization associated with real estate operations	(31,599)	(43,596)
General, administrative and leasing expenses	(7,891)	(8,143)
Business development expenses and land carry costs	(2,790)	(1,326)
Interest expense on continuing operations	(20,838)	(20,827)
NOI from discontinued operations	5	(39)
Loss on early extinguishment of debt	(3)	—
Income from continuing operations	$10,987	$5,660

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	March 31, 2015	March 31, 2014
Segment assets	$3,110,380	$2,932,749
Non-operating property assets	496,930	503,030
Other assets	169,845	170,118
Total COPT consolidated assets	$3,777,155	$3,605,897

The accounting policies of the segments are the same as those used to prepare our consolidated financial statements, except that discontinued operations are not presented separately for segment purposes.  In the segment reporting presented above, we did not allocate interest expense, depreciation and amortization, loss on early extinguishment of debt and gain on sales of real estate to our real estate segments since they are not included in the measure of segment profit reviewed by management.  We also did not allocate general and administrative expenses, business development expenses and land carry costs, interest and other income, equity in income of unconsolidated entities, income taxes and noncontrolling interests because these items represent general corporate or non-operating property items not attributable to segments.

14.    Share-Based Compensation

Performance Share Units (“PSUs”)

On March 5, 2015, our Board of Trustees granted 45,656 PSUs with an aggregate grant date fair value of $1.7 million to executives.  The PSUs have a performance period beginning on January 1, 2015 and concluding on the earlier of December 31, 2017 or the date of: (1) termination by us without cause, death or disability of the executive or constructive discharge of the executive (collectively, “qualified termination”); or (2) a sale event.  The number of PSUs earned (“earned PSUs”) at the end of the performance period will be determined based on the percentile rank of COPT’s total shareholder return relative to a peer group of companies, as set forth in the following schedule:

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

If a service period ends due to a sale event or qualified termination, the number of earned PSUs is prorated based on the portion of the service period that has elapsed.  If employment is terminated by the employee or by us for cause, all PSUs are forfeited.  PSUs do not carry voting rights.

We computed a grant date fair value of $36.76 per PSU using a Monte Carlo model, which included assumptions of, among other things, the following: baseline common share value of $29.28; expected volatility for COPT common shares of 19.9%; and a risk-free interest rate of 0.99%.  We are recognizing the grant date fair value in connection with these PSU awards over the period commencing on March 6, 2015 and ending on December 31, 2017.

With regard to the PSUs granted to our executives in prior years that were outstanding as of December 31, 2014 as described in our 2014 Annual Report on Form 10-K:

•
the performance period for the PSUs granted to executives on March 1, 2012 ended on December 31, 2014. Based on COPT’s total shareholder return during the performance period relative to its peer group of companies, we issued 40,309 common shares in settlement of the PSUs on March 5, 2015; and

•
we issued 15,289 common shares on March 5, 2015 to Mr. Stephen E. Riffee, our former Chief Financial Officer, upon his departure on February 3, 2015, in settlement of PSUs granted on March 1, 2013 and March 6, 2014.

Restricted Shares

During the three months ended March 31, 2015, certain employees were granted a total of 177,674 restricted common shares with an aggregate grant date fair value of $5.2 million (weighted average of $29.46 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the three months ended March 31, 2015, forfeiture restrictions lapsed on 127,444 previously issued common shares; these shares had a weighted average grant date fair value of $26.01 per share, and the aggregate intrinsic value of the shares on the vesting dates was $3.7 million.

Options

During the three months ended March 31, 2015, 70,374 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $26.23 per share, and the aggregate intrinsic value of the options exercised was $291,000.

15.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Deferred
Federal	$45	$53
State	10	11
Total income tax expense	$55	$64

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 37.8% for the three months ended March 31, 2015 and 38.1% for the three months ended March 31, 2014.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$10,987	$5,660
Gain on sales of real estate, net	3,986	—
Preferred share dividends	(3,552)	(4,490)
Income from continuing operations attributable to noncontrolling interests	(1,392)	(932)
Income from continuing operations attributable to restricted shares	(122)	(121)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$9,907	$117
Discontinued operations	(238)	11
Discontinued operations attributable to noncontrolling interests	12	2
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$9,681	$130
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	93,199	87,080
Dilutive effect of share-based compensation awards	198	112
Denominator for diluted EPS (common shares)	93,397	87,192
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.10	$0.00
Discontinued operations attributable to COPT common shareholders	0.00	0.00
Net income attributable to COPT common shareholders	$0.10	$0.00
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.10	$0.00
Discontinued operations attributable to COPT common shareholders	0.00	0.00
Net income attributable to COPT common shareholders	$0.10	$0.00

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended March 31,
	2015	2014
Conversion of common units	3,732	3,958
Conversion of Series I Preferred Units	176	176
Conversion of Series K Preferred Shares	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effect was antidilutive:

•	weighted average restricted shares for the three months ended March 31, 2015 and 2014 of 400,000 and 390,000, respectively; and

•	weighted average options for the three months ended March 31, 2015 and 2014 of 474,000 and 588,000, respectively.

As discussed in Note 9, as of March 31, 2015, we had outstanding senior notes with an exchange settlement feature, but such notes did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$10,987	$5,660
Gain on sales of real estate, net	3,986	—
Preferred unit distributions	(3,717)	(4,655)
Income from continuing operations attributable to noncontrolling interests	(821)	(739)
Income from continuing operations attributable to restricted units	(122)	(121)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$10,313	$145
Discontinued operations	(238)	11
Discontinued operations attributable to noncontrolling interests	3	2
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$10,078	$158
Denominator (all weighted averages):
Denominator for basic EPU (common units)	96,931	91,038
Dilutive effect of share-based compensation awards	198	112
Denominator for basic and diluted EPU (common units)	97,129	91,150
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.10	$0.00
Discontinued operations attributable to COPLP common unitholders	0.00	0.00
Net income attributable to COPLP common unitholders	$0.10	$0.00
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.10	$0.00
Discontinued operations attributable to COPLP common unitholders	0.00	0.00
Net income attributable to COPLP common unitholders	$0.10	$0.00

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended March 31,
	2015	2014
Conversion of Series I preferred units	176	176
Conversion of Series K preferred units	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effect was antidilutive:

•	weighted average restricted units for the three months ended March 31, 2015 and 2014 of 400,000 and 390,000, respectively; and

•	weighted average options for the three months ended March 31, 2015 and 2014 of 474,000 and 588,000, respectively.

As discussed in Note 9, as of March 31, 2015, we had outstanding senior notes with an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

17.    Commitments and Contingencies

Acquisition

As of March 31, 2015, we were under contract to acquire 2600 Park Tower Drive, a 240,000 square foot office property in Vienna, Virginia that was 100% leased, for approximately $83 million. We completed this acquisition on April 15, 2015.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $1.4 million liability through March 31, 2015 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the three months ended March 31, 2015:

•
we acquired 250 W. Pratt Street, a property in Baltimore, Maryland totaling 367,000 square feet that was 96.2% leased, for $61.9 million on March 19, 2015. We financed this acquisition primarily using borrowings from our Revolving Credit Facility;

•	we placed into service an aggregate of 551,000 square feet in three newly constructed properties and one redeveloped property that were 100.0% leased as of March 31, 2015;

•	we finished the period with occupancy of our portfolio of operating office properties at 91.3%;

•	we leased 11.25 megawatts under development in our wholesale data center that we expect to commence operations in stages during the remainder of 2015;

•	we sold land for $18.1 million, using most of the resulting proceeds for general corporate purposes; and

•
COPT issued 890,241 common shares at a weighted average price of $30.29 per share under its at-the-market stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million. The net proceeds from the shares issued were contributed to COPLP in exchange for 890,241 common units, and used by COPLP for general corporate purposes.

Subsequent to March 31, 2015, we acquired 2600 Park Tower Drive, a 240,000 square foot office property in Vienna, Virginia that was 100% leased, for approximately $83 million on April 15, 2015. We financed this acquisition primarily using borrowings from our Revolving Credit Facility.

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

You should refer to our consolidated financial statements and the notes thereto as you read this section.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties. All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q exclude the effect of the two properties serving as collateral for debt that is in default that we expect to extinguish via conveyance to the lender of such properties (totaling 665,000 square feet that were 36.4% occupied as of March 31, 2015); effective April 1, 2014, all cash flows from such properties belong to the lender.

	March 31, 2015	December 31, 2014
Occupancy rates at period end
Total	91.3%	90.9%
Baltimore/Washington Corridor	93.6%	93.4%
Northern Virginia	88.1%	86.8%
San Antonio	97.1%	96.6%
Huntsville	83.9%	80.8%
Washington, DC - Capitol Riverfront	71.1%	74.4%
St. Mary’s and King George Counties	86.3%	90.8%
Greater Baltimore	88.3%	86.8%
Greater Philadelphia	99.4%	96.2%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$29.26	$29.27

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2014	16,790	15,255
Square feet vacated upon lease expiration (1)	—	(148)
Occupancy of previously vacated space in connection with new leases (2)	—	129
Square feet constructed or redeveloped	551	568
Acquisition	367	353
Other changes	(2)	—
March 31, 2015	17,706	16,157

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties was 90.7% as of March 31, 2015, down slightly from 90.8% as of December 31, 2014.

During the three months ended March 31, 2015, we completed 601,000 square feet of leasing, including 306,000 of construction and redevelopment space, and renewed 59.7% of the square footage of our lease expirations (including the effect of early renewals).

Wholesale Data Center Property

Our wholesale data center property is expected to have a critical load of 19.25 megawatts upon completion. As of March 31, 2015, the property had 9.0 megawatts in operations, of which 6.56 were leased to tenants with further expansion rights of up to a combined 7.63 megawatts. During the three months ended March 31, 2015, we leased an additional 11.25 megawatts under development that we expect to be in operations in stages during the remainder of 2015.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
NOI from real estate operations	$72,024	$75,144
NOI from service operations	826	3,166
NOI from discontinued operations	5	(39)
Depreciation and amortization associated with real estate operations	(31,599)	(43,596)
General, administrative and leasing expenses	(7,891)	(8,143)
Business development expenses and land carry costs	(2,790)	(1,326)
Operating income	$30,575	$25,206

Comparison of Statements of Operations

	For the Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$122,710	$124,877	$(2,167)
Construction contract and other service revenues	38,324	21,790	16,534
Total revenues	161,034	146,667	14,367
Expenses
Property operating expenses	50,681	49,772	909
Depreciation and amortization associated with real estate operations	31,599	43,596	(11,997)
Construction contract and other service expenses	37,498	18,624	18,874
General, administrative and leasing expenses	7,891	8,143	(252)
Business development expenses and land carry costs	2,790	1,326	1,464
Total operating expenses	130,459	121,461	8,998
Operating income	30,575	25,206	5,369
Interest expense	(20,838)	(20,827)	(11)
Interest and other income	1,283	1,285	(2)
Loss on early extinguishment of debt	(3)	—	(3)
Equity in income of unconsolidated entities	25	60	(35)
Income tax expense	(55)	(64)	9
Income from continuing operations	10,987	5,660	5,327
Discontinued operations	(238)	11	(249)
Gain on sales of real estate	3,986	—	3,986
Net income	$14,735	$5,671	$9,064

NOI from Real Estate Operations

	For the Three Months Ended March 31,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$88,539	$88,496	$43
Lease termination revenue	603	475	128
Tenant recoveries and other real estate operations revenue	23,191	25,050	(1,859)
Same Office Properties total revenues	112,333	114,021	(1,688)
Constructed office properties placed in service	4,975	1,471	3,504
Wholesale data center	3,035	2,401	634
Acquired office properties	332	—	332
Properties to be conveyed	1,861	5,394	(3,533)
Dispositions	4	724	(720)
Other	170	885	(715)
	122,710	124,896	(2,186)
Property operating expenses
Same Office Properties	44,801	44,913	(112)
Constructed office properties placed in service	1,289	443	846
Wholesale data center	2,212	1,688	524
Acquired office properties	162	—	162
Properties to be conveyed	1,951	1,820	131
Dispositions	(2)	501	(503)
Other	273	387	(114)
	50,686	49,752	934
NOI from real estate operations
Same Office Properties	67,532	69,108	(1,576)
Constructed office properties placed in service	3,686	1,028	2,658
Wholesale data center	823	713	110
Acquired office properties	170	—	170
Properties to be conveyed	(90)	3,574	(3,664)
Dispositions	6	223	(217)
Other	(103)	498	(601)
	$72,024	$75,144	$(3,120)
Same Office Properties rent statistics
Average occupancy rate	90.6%	90.8%	-0.2%
Average straight-line rent per occupied square foot (1)	$6.06	$6.05	$0.01

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 168 office properties, comprising 91.0% of our operating office square footage as of March 31, 2015. This pool of properties changed from the pool used for purposes of comparing 2014 and 2013 in our 2014 Annual Report on Form 10-K due to the addition of eight properties placed in service and 100% operational by January 1, 2014.

Our NOI from constructed office properties placed in service included nine properties placed in service in 2014 and 2015, and our NOI from acquired office properties included 250 W. Pratt Street, which we acquired on March 19, 2015.

NOI from Service Operations

	For the Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Construction contract and other service revenues	$38,324	$21,790	$16,534
Construction contract and other service expenses	37,498	18,624	18,874
NOI from service operations	$826	$3,166	$(2,340)

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

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense was attributable primarily to our revision of the useful life of a property that was removed from service for redevelopment in the prior period.

Gain on Sales of Real Estate

We recognized gain on sales of real estate of $4.0 million in the current period pertaining to sales of land in the Greater Baltimore region.

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

Diluted FFO, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of those properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on the loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of $2.0 million in the three months ended March 31, 2015. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three months ended March 31, 2015 and 2014, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars and shares in thousands, except per share data)
Net income	$14,735	$5,671
Add Real estate-related depreciation and amortization	31,599	43,596
Add: Impairment losses on previously depreciated operating properties	233	1
Add: Loss on sales of previously depreciated operating properties	—	4
FFO	46,567	49,272
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)
Less: FFO allocable to other noncontrolling interests	(670)	(761)
Less: Preferred share dividends	(3,552)	(4,490)
Basic and diluted FFO allocable to restricted shares	(183)	(205)
Basic and Diluted FFO	$41,997	$43,651
Add: Operating property acquisition costs	1,046	—
Less: Gain on sales of non-operating properties	(3,986)	—
Add: Loss on early extinguishment of debt	3	23
Add: Negative FFO of properties to be conveyed to extinguish debt in default	4,271	—
Add: Demolition costs on redevelopment properties	175	—
Less: Diluted FFO comparability adjustments allocable to restricted shares	(7)	—
Diluted FFO, as adjusted for comparability	$43,499	$43,674

Weighted average common shares	93,199	87,080
Conversion of weighted average common units	3,732	3,958
Weighted average common shares/units - Basic FFO	96,931	91,038
Dilutive effect of share-based compensation awards	198	112
Weighted average common shares/units - Diluted FFO	97,129	91,150

Diluted FFO per share	$0.43	$0.48
Diluted FFO per share, as adjusted for comparability	$0.45	$0.48

Numerator for diluted EPS	$9,681	$130
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	398	16
Add: Real estate-related depreciation and amortization	31,599	43,596
Add: Impairment losses on previously depreciated operating properties	233	1
Add: Numerator for diluted EPS allocable to restricted shares	122	121
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(187)	(180)
Add: Increase in noncontrolling interests unrelated to earnings	334	168
Less: Basic and diluted FFO allocable to restricted shares	(183)	(205)
Add: Loss on sales of previously depreciated operating properties	—	4
Basic and Diluted FFO	$41,997	$43,651
Add: Operating property acquisition costs	1,046	—
Less: Gain on sales of non-operating properties	(3,986)	—
Add: Loss on early extinguishment of debt	3	23
Add: Negative FFO on properties to be conveyed to extinguish debt in default	4,271	—
Add: Demolition costs on redevelopment properties	175	—
Less: Diluted FFO comparability adjustments allocable to restricted shares	(7)	—
Diluted FFO, as adjusted for comparability	$43,499	$43,674

Denominator for diluted EPS	93,397	87,192
Weighted average common units	3,732	3,958
Denominator for diluted FFO per share measures	97,129	91,150

Property Additions

The table below sets forth the major components of our additions to properties for the three months ended March 31, 2015 (in thousands):

Construction, development and redevelopment	$58,055
Acquisition of operating property	42,797
Tenant improvements on operating properties	4,197	(1)
Capital improvements on operating properties	3,203
	$108,252
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities decreased $9.6 million when comparing the three months ended March 31, 2015 and 2014 due primarily to:

•
a $13.8 million decrease in cash flow from construction contract and other services from the prior to the current period due in large part to the timing of cash payments and collections on third party construction projects; offset in part by

•
a $5.6 million decrease in interest expense paid from the prior to the current period due primarily to: a $2.2 million decrease in interest paid on the $150.0 million nonrecourse loan in default (as discussed above) since we did not support payments on the loan in the current period; and a $1.7 million decrease due to a change in the timing of interest payments resulting from new debt requiring interest payments semi-annually rather than monthly. We also had a 0.4% decrease in the average stated interest rates of our debt from the prior to the current period (excluding the effect of the incremental additional rate associated with the default rate on the nonrecourse loan in default).

Net cash flow used in investing activities increased $57.5 million when comparing the three months ended March 31, 2015 and 2014 due primarily to higher cash outlays associated with our operating property acquisition and construction, development and redevelopment activities in the current period, offset in part by higher proceeds from sales of properties in the current period.

Net cash flow provided by financing activities in the three months ended March 31, 2015 was $74.8 million, and included the following:

•	net proceeds from debt borrowings of $79.3 million; offset by

•	net proceeds from the issuance of common shares (or units) of $28.4 million; and

•	dividends and/or distributions to equity holders of $30.4 million.

Net cash flow used in financing activities in the three months ended March 31, 2014 was $26.7 million, and was comprised primarily of dividends and distributions to shareholders and/or unitholders.

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

As of March 31, 2015, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties, which included a member of COPT’s Board of Trustees. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

The liquidity of COPT is dependent on COPLP’s ability to make sufficient distributions to COPT. The primary cash requirement of COPT is its payment of dividends to its shareholders. COPT also guarantees some of the Operating Partnership’s debt, as discussed further in Note 9 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger COPT’s guarantee obligations, then COPT will be required to fulfill its cash payment commitments under such guarantees. However, COPT’s only significant asset is its investment in COPLP.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of March 31, 2015, we had $4.4 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in July 2017, and may be extended by one year at our option, provided that there is no default under the facility and we pay an extension fee of 0.15% of the total availability of the facility.  As of March 31, 2015, the maximum borrowing capacity under this facility totaled $800.0 million, of which $621.2 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We expect to complete dispositions opportunistically, depending on the circumstances pertaining to properties, or groups of properties, or when capital markets otherwise warrant.

The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$336,750	$166,062	$418,110	$—	$120,000	$943,562	$1,984,484
Scheduled principal payments	5,096	5,337	2,137	2,036	2,094	7,927	24,627
Interest on debt (3)	60,285	58,060	44,002	41,892	40,646	120,284	365,169
Operating property acquisition (4)	78,250	—	—	—	—	—	78,250
New construction and redevelopment obligations (5)(6)	77,426	1,648	529	—	—	—	79,603
Third-party construction and development obligations (6)(7)	40,638	13,437	—	—	—	—	54,075
Capital expenditures for operating properties (6)(8)	28,382	10,047	848	—	—	—	39,277
Operating leases (9)	695	854	783	747	730	76,677	80,486
Other purchase obligations	1,424	1,364	563	200	192	65	3,808
Total contractual cash obligations	$628,946	$256,809	$466,972	$44,875	$163,662	$1,148,515	$2,709,779

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $9.5 million. As of March 31, 2015, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation. Maturities also include $150.0 million in 2015 that may be extended for two one-year periods and $414.0 million in 2017 that may be extended for one year, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of March 31, 2015 for the terms of such debt.  For variable rate debt, the amounts reflected above used March 31, 2015 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)	Represents contractual obligation (net of previously paid deposits) pertaining to our acquisition of 2600 Park Tower Drive, which we completed on April 15, 2015.

(5)	Represents contractual obligations pertaining to new construction and redevelopment activities.

(6)
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

We expect to spend more than $180 million on construction and development costs and approximately $60 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2015.  We expect to fund the construction and development costs using cash on hand and borrowings under our Revolving Credit Facility.  We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of March 31, 2015, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the three months ended March 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2017, using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In January 2015, the FASB issued guidance regarding the presentation of extraordinary and unusual items in statements of operations. This guidance eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. This guidance is effective for periods beginning after December 15, 2015. We expect that the application of this guidance will have no effect on our reported consolidated financial statements.

In February 2015, the FASB issued guidance regarding amendments to the consolidation analysis. This guidance amends the criteria for determining which entities are considered variable interest entities (“VIE”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We are currently in the process of evaluating the impact of this guidance on our consolidated financial statements.

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

The following table sets forth as of March 31, 2015 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt (1)	$155,178	$171,399	$6,247	$2,036	$2,094	$951,489	$1,288,443
Weighted average interest rate (2)	10.50%	7.19%	5.18%	4.61%	4.60%	4.10%	5.29%
Variable rate debt (3)	$186,668	$—	$414,000	$—	$120,000	$—	$720,668
Weighted average interest rate (4)	1.83%	—%	1.59%	—%	2.27%	—%	1.76%

(1)
Represents principal maturities only and therefore excludes net discounts of $9.5 million. As of March 31, 2015, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation in connection with loan default proceedings.

(2)
Excluding the incremental additional interest rate associated with the default rate on the mortgage loan discussed above, the rate would be 5.67% for the fixed rate debt maturing in 2015 and 4.71% for the total fixed rate debt.

(3)
As of March 31, 2015, maturities include $150.0 million in 2015 that may be extended for two one-year periods and $414.0 million in 2017 that may be extended for one year, subject to certain conditions.

(4)	The amounts reflected above used March 31, 2015 interest rates on variable rate debt.

The fair value of our debt was $2.0 billion as of March 31, 2015.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $82 million as of March 31, 2015.

The following table sets forth information pertaining to interest rate swap contracts in place as of March 31, 2015 and December 31, 2014 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	March 31, 2015	December 31, 2014
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(267)	$(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(267)	(407)
36,668	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(291)	(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(455)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(461)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(1,161)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,380)	35
						$(4,282)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $611,000 in the three months ended March 31, 2015 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of March 31, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in our 2014 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended March 31, 2015, 158,000 of COPLP’s common units were exchanged for 158,000 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)         Not applicable

(c)          Not applicable

Item 3.           Defaults Upon Senior Securities

(a)          Not applicable

(b)         Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information

None

Item 6.           Exhibits

(a)          Exhibits:

EXHIBIT NO.	DESCRIPTION

10.1
Letter Agreement, dated January 19, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Anthony Mifsud (filed with the Company’s Current Report on Form 8-K dated January 20, 2015 and incorporated herein by reference).

10.2	Separation Agreement and Release, dated February 3, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Stephen E. Riffee (filed herewith).

12.1	COPT’s Statement regarding Computation of Earnings to Combined Fixed Charges and Preferred Share Dividends (filed herewith).

12.2	COPLP’s Statement regarding Computation of Consolidated Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of the Chief Executive Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer of Corporate Office Properties Trust required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Chief Executive Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.4	Certification of the Chief Financial Officer of Corporate Office Properties, L.P. required by Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	April 30, 2015	Dated:	April 30, 2015