Form 10-Q
period 2015-06-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2015-08-03
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of July 17, 2015, 94,528,982 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of June 30, 2015, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,896,809	$2,751,488
Projects in development or held for future development	521,991	545,426
Total properties, net	3,418,800	3,296,914
Assets held for sale, net	77,013	14,339
Cash and cash equivalents	37,074	6,077
Restricted cash and marketable securities	10,121	9,069
Accounts receivable (net of allowance for doubtful accounts of $1,135 and $717, respectively)	16,181	26,901
Deferred rent receivable (net of allowance of $2,203 and $1,418, respectively)	101,488	95,910
Intangible assets on real estate acquisitions, net	81,728	43,854
Deferred leasing and financing costs, net	67,613	64,797
Investing receivables	45,766	52,147
Prepaid expenses and other assets, net	55,137	60,249
Total assets	$3,910,921	$3,670,257
Liabilities and equity
Liabilities:
Debt, net	$2,130,170	$1,920,057
Accounts payable and accrued expenses	155,989	123,035
Rents received in advance and security deposits	27,371	31,011
Dividends and distributions payable	30,178	29,862
Deferred revenue associated with operating leases	15,179	13,031
Interest rate derivatives	3,121	1,855
Other liabilities	11,866	12,105
Total liabilities	2,373,874	2,130,956
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	19,414	18,417
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; issued and outstanding of 7,431,667 at June 30, 2015 and December 31, 2014)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,529,618 at June 30, 2015 and 93,255,284 at December 31, 2014)	946	933
Additional paid-in capital	2,000,775	1,969,968
Cumulative distributions in excess of net income	(747,234)	(717,264)
Accumulated other comprehensive loss	(3,141)	(1,297)
Total Corporate Office Properties Trust’s shareholders’ equity	1,450,429	1,451,423
Noncontrolling interests in subsidiaries:
Common units in COPLP	48,707	51,534
Preferred units in COPLP	8,800	8,800
Other consolidated entities	9,697	9,127
Noncontrolling interests in subsidiaries	67,204	69,461
Total equity	1,517,633	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,910,921	$3,670,257

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$105,508	$94,332	$203,746	$192,367
Tenant recoveries and other real estate operations revenue	22,683	21,627	47,155	48,469
Construction contract and other service revenues	42,172	23,861	80,496	45,651
Total revenues	170,363	139,820	331,397	286,487
Expenses
Property operating expenses	46,418	43,772	97,099	93,544
Depreciation and amortization associated with real estate operations	33,786	30,895	65,385	74,491
Construction contract and other service expenses	41,293	23,136	78,791	41,760
Impairment losses	1,238	1,302	1,238	1,302
General, administrative and leasing expenses	7,534	7,528	15,425	15,671
Business development expenses and land carry costs	2,623	1,351	5,413	2,677
Total operating expenses	132,892	107,984	263,351	229,445
Operating income	37,471	31,836	68,046	57,042
Interest expense	(21,768)	(23,478)	(42,606)	(44,305)
Interest and other income	1,242	1,299	2,525	2,584
Loss on early extinguishment of debt	(65)	(270)	(68)	(270)
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	16,880	9,387	27,897	15,051
Equity in income (loss) of unconsolidated entities	9	(47)	34	13
Income tax expense	(50)	(92)	(105)	(156)
Income from continuing operations	16,839	9,248	27,826	14,908
Discontinued operations	394	(198)	156	(187)
Income before gain on sales of real estate	17,233	9,050	27,982	14,721
Gain on sales of real estate	(1)	—	3,985	—
Net income	17,232	9,050	31,967	14,721
Net income attributable to noncontrolling interests:
Common units in COPLP	(476)	(158)	(874)	(174)
Preferred units in COPLP	(165)	(165)	(330)	(330)
Other consolidated entities	(810)	(837)	(1,627)	(1,586)
Net income attributable to COPT	15,781	7,890	29,136	12,631
Preferred share dividends	(3,553)	(4,344)	(7,105)	(8,834)
Issuance costs associated with redeemed preferred shares	—	(1,769)	—	(1,769)
Net income attributable to COPT common shareholders	$12,228	$1,777	$22,031	$2,028
Net income attributable to COPT:
Income from continuing operations	$15,402	$8,077	$28,983	$12,805
Discontinued operations, net	379	(187)	153	(174)
Net income attributable to COPT	$15,781	$7,890	$29,136	$12,631
Basic earnings per common share (1)
Income from continuing operations	$0.13	$0.02	$0.23	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02
Diluted earnings per common share (1)
Income from continuing operations	$0.13	$0.02	$0.23	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02
Dividends declared per common share	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,232	$9,050	$31,967	$14,721
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	392	(3,630)	(3,082)	(5,753)
Losses on interest rate derivatives included in interest expense	769	719	1,542	1,414
Equity in other comprehensive loss of equity method investee	(264)	—	(264)	—
Other comprehensive income (loss)	897	(2,911)	(1,804)	(4,339)
Comprehensive income	18,129	6,139	30,163	10,382
Comprehensive income attributable to noncontrolling interests	(1,542)	(1,081)	(2,871)	(1,992)
Comprehensive income attributable to COPT	$16,587	$5,058	$27,292	$8,390

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (78,498 shares)	—	—	1,047	—	—	(1,047)	—
Costs associated with common shares issued to the public	—	—	(7)	—	—	—	(7)
Exercise of share options (51,289 shares)	—	—	1,185	—	—	—	1,185
Share-based compensation (144,009 shares issued, net of redemptions)	—	3	3,542	—	—	—	3,545
Redemption of vested equity awards	—	—	(1,326)	—	—	—	(1,326)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(72)	—	—	72	—
Comprehensive income	—	—	—	12,631	(4,241)	976	9,366
Dividends	—	—	—	(57,027)	—	—	(57,027)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,483)	(2,483)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(8)	(8)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(717)	—	—	—	(717)
Balance at June 30, 2014 (87,668,308 common shares outstanding)	$199,083	$877	$1,819,436	$(688,033)	$(761)	$69,178	$1,399,780

Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (158,000 shares)	—	2	2,120	—	—	(2,122)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (149,619 shares issued, net of redemptions)	—	2	3,656	—	—	—	3,658
Redemption of vested equity awards	—	—	(2,245)	—	—	—	(2,245)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(519)	—	—	519	—
Comprehensive income	—	—	—	29,136	(1,844)	1,728	29,020
Dividends	—	—	—	(59,106)	—	—	(59,106)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(2,354)	(2,354)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(28)	(28)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(739)	—	—	—	(739)
Balance at June 30, 2015 (94,529,618 common shares outstanding)	$199,083	$946	$2,000,775	$(747,234)	$(3,141)	$67,204	$1,517,633
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$240,538	$232,877
Construction contract and other service revenues received	86,790	35,105
Property operating expenses paid	(79,667)	(78,621)
Construction contract and other service expenses paid	(76,355)	(34,588)
General, administrative, leasing, business development and land carry costs paid	(20,121)	(16,904)
Interest expense paid	(32,375)	(35,365)
Payments in connection with early extinguishment of debt	(18)	(104)
Interest and other income received	4,055	346
Income taxes (paid) refunded	(8)	204
Net cash provided by operating activities	122,839	102,950
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(137,125)	—
Construction, development and redevelopment	(117,498)	(105,459)
Tenant improvements on operating properties	(10,314)	(10,842)
Other capital improvements on operating properties	(8,372)	(16,482)
Proceeds from dispositions of properties	17,424	1,971
Investing receivables payments received	5,114	151
Leasing costs paid	(6,732)	(7,772)
Increase in prepaid expenses and other assets associated with investing activities	(3,249)	(1,158)
Other	(289)	(450)
Net cash used in investing activities	(261,041)	(140,041)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	294,000	115,000
Unsecured senior notes	296,580	297,342
Other debt proceeds	50,000	9,931
Repayments of debt
Revolving Credit Facility	(377,000)	(115,000)
Scheduled principal amortization	(3,319)	(3,437)
Other debt repayments	(50,630)	(133,010)
Deferred financing costs paid	(4,693)	(653)
Net proceeds from issuance of common shares	28,567	1,178
Redemption of preferred shares	—	(50,000)
Common share dividends paid	(51,642)	(48,118)
Preferred share dividends paid	(7,105)	(9,626)
Distributions paid to noncontrolling interests in COPLP	(2,461)	(2,641)
Redemption of vested equity awards	(2,245)	(1,326)
Other	(853)	(706)
Net cash provided by financing activities	169,199	58,934
Net increase in cash and cash equivalents	30,997	21,843
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$37,074	$76,216
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$31,967	$14,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	66,404	75,839
Impairment losses	1,472	1,329
Amortization of deferred financing costs	2,136	2,289
Increase in deferred rent receivable	(5,956)	(1,754)
Amortization of net debt discounts	482	400
(Gain) loss on sales of real estate	(3,985)	4
Share-based compensation	3,210	3,056
(Gain) loss on early extinguishment of debt	(330)	282
Other	2,084	(1,664)
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,655	(3,916)
Increase in restricted cash and marketable securities	(735)	(113)
Decrease in prepaid expenses and other assets, net	6,518	3,213
Increase in accounts payable, accrued expenses and other liabilities	12,557	13,236
Decrease in rents received in advance and security deposits	(3,640)	(3,972)
Net cash provided by operating activities	$122,839	$102,950
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$15,927	$(7,153)
Liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(1,540)	$(4,369)
Equity in other comprehensive loss of an equity method investee	$(264)	$—
Dividends/distribution payable	$30,178	$28,342
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,122	$1,047
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$519	$72
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$739	$717

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,896,809	$2,751,488
Projects in development or held for future development	521,991	545,426
Total properties, net	3,418,800	3,296,914
Assets held for sale, net	77,013	14,339
Cash and cash equivalents	37,074	6,077
Restricted cash and marketable securities	4,248	3,187
Accounts receivable (net of allowance for doubtful accounts of $1,135 and $717, respectively)	16,181	26,901
Deferred rent receivable (net of allowance of $2,203 and $1,418, respectively)	101,488	95,910
Intangible assets on real estate acquisitions, net	81,728	43,854
Deferred leasing and financing costs, net	67,613	64,797
Investing receivables	45,766	52,147
Prepaid expenses and other assets, net	55,137	60,249
Total assets	$3,905,048	$3,664,375
Liabilities and equity
Liabilities:
Debt, net	$2,130,170	$1,920,057
Accounts payable and accrued expenses	155,989	123,035
Rents received in advance and security deposits	27,371	31,011
Distributions payable	30,178	29,862
Deferred revenue associated with operating leases	15,179	13,031
Interest rate derivatives	3,121	1,855
Other liabilities	5,993	6,223
Total liabilities	2,368,001	2,125,074
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	19,414	18,417
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at June 30, 2015 and December 31, 2014	199,083	199,083
Limited partner, 352,000 preferred units outstanding at June 30, 2015 and December 31, 2014	8,800	8,800
Common units, 94,529,618 and 93,255,284 held by the general partner and 3,679,551 and 3,837,551 held by limited partners at June 30, 2015 and December 31, 2014, respectively	1,303,313	1,305,219
Accumulated other comprehensive loss	(3,300)	(1,381)
Total Corporate Office Properties, L.P.’s equity	1,507,896	1,511,721
Noncontrolling interests in subsidiaries	9,737	9,163
Total equity	1,517,633	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,905,048	$3,664,375
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$105,508	$94,332	$203,746	$192,367
Tenant recoveries and other real estate operations revenue	22,683	21,627	47,155	48,469
Construction contract and other service revenues	42,172	23,861	80,496	45,651
Total revenues	170,363	139,820	331,397	286,487
Expenses
Property operating expenses	46,418	43,772	97,099	93,544
Depreciation and amortization associated with real estate operations	33,786	30,895	65,385	74,491
Construction contract and other service expenses	41,293	23,136	78,791	41,760
Impairment losses	1,238	1,302	1,238	1,302
General, administrative and leasing expenses	7,534	7,528	15,425	15,671
Business development expenses and land carry costs	2,623	1,351	5,413	2,677
Total operating expenses	132,892	107,984	263,351	229,445
Operating income	37,471	31,836	68,046	57,042
Interest expense	(21,768)	(23,478)	(42,606)	(44,305)
Interest and other income	1,242	1,299	2,525	2,584
Loss on early extinguishment of debt	(65)	(270)	(68)	(270)
Income from continuing operations before equity in income (loss) of unconsolidated entities and income taxes	16,880	9,387	27,897	15,051
Equity in income (loss) of unconsolidated entities	9	(47)	34	13
Income tax expense	(50)	(92)	(105)	(156)
Income from continuing operations	16,839	9,248	27,826	14,908
Discontinued operations	394	(198)	156	(187)
Income before gain on sales of real estate	17,233	9,050	27,982	14,721
Gain on sales of real estate	(1)	—	3,985	—
Net income	17,232	9,050	31,967	14,721
Net income attributable to noncontrolling interests in consolidated entities	(812)	(837)	(1,630)	(1,574)
Net income attributable to COPLP	16,420	8,213	30,337	13,147
Preferred unit distributions	(3,718)	(4,509)	(7,435)	(9,164)
Issuance costs associated with redeemed preferred units	—	(1,769)	—	(1,769)
Net income attributable to COPLP common unitholders	$12,702	$1,935	$22,902	$2,214
Net income attributable to COPLP:
Income from continuing operations	$16,026	$8,408	$30,178	$13,329
Discontinued operations, net	394	(195)	159	(182)
Net income attributable to COPLP	$16,420	$8,213	$30,337	$13,147
Basic earnings per common unit (1)
Income from continuing operations	$0.13	$0.02	$0.23	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02
Diluted earnings per common unit (1)
Income from continuing operations	$0.13	$0.02	$0.23	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02
Distributions declared per common unit	$0.275	$0.275	$0.550	$0.550
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,232	$9,050	$31,967	$14,721
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	392	(3,630)	(3,082)	(5,753)
Losses on interest rate derivatives included in interest expense	769	719	1,542	1,414
Equity in other comprehensive loss of equity method investee	(264)	—	(264)	—
Other comprehensive income (loss)	897	(2,911)	(1,804)	(4,339)
Comprehensive income	18,129	6,139	30,163	10,382
Comprehensive income attributable to noncontrolling interests	(872)	(884)	(1,745)	(1,666)
Comprehensive income attributable to COPLP	$17,257	$5,255	$28,418	$8,716

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Costs associated with common shares issued to the public	—	—	—	—	—	(7)	—	—	(7)
Issuance of common units resulting from exercise of share options	—	—	—	—	51,289	1,185	—	—	1,185
Share-based compensation (units net of redemption)	—	—	—	—	144,009	3,545	—	—	3,545
Redemptions of vested equity awards	—	—	—	—	—	(1,326)	—	—	(1,326)
Comprehensive income	—	330	—	8,834	—	3,983	(4,430)	649	9,366
Distributions to owners of common and preferred units	—	(330)	—	(8,834)	—	(50,346)	—	—	(59,510)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(8)	(8)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(717)	—	—	(717)
Balance at June 30, 2014	352,000	$8,800	7,431,667	$199,083	91,567,510	$1,182,635	$(825)	$10,087	$1,399,780

Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	149,619	3,658	—	—	3,658
Redemptions of vested equity awards	—	—	—	—	—	(2,245)	—	—	(2,245)
Comprehensive income	—	330	—	7,105	—	22,902	(1,919)	602	29,020
Distributions to owners of common and preferred units	—	(330)	—	(7,105)	—	(54,025)	—	—	(61,460)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(28)	(28)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(739)	—	—	(739)
Balance at June 30, 2015	352,000	$8,800	7,431,667	$199,083	98,209,169	$1,303,313	$(3,300)	$9,737	$1,517,633
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$240,538	$232,877
Construction contract and other service revenues received	86,790	35,105
Property operating expenses paid	(79,667)	(78,621)
Construction contract and other service expenses paid	(76,355)	(34,588)
General, administrative, leasing, business development and land carry costs paid	(20,121)	(16,904)
Interest expense paid	(32,375)	(35,365)
Payments in connection with early extinguishment of debt	(18)	(104)
Interest and other income received	4,055	346
Income taxes (paid) refunded	(8)	204
Net cash provided by operating activities	122,839	102,950
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(137,125)	—
Construction, development and redevelopment	(117,498)	(105,459)
Tenant improvements on operating properties	(10,314)	(10,842)
Other capital improvements on operating properties	(8,372)	(16,482)
Proceeds from dispositions of properties	17,424	1,971
Investing receivables payments received	5,114	151
Leasing costs paid	(6,732)	(7,772)
Increase in prepaid expenses and other assets associated with investing activities	(3,249)	(1,158)
Other	(289)	(450)
Net cash used in investing activities	(261,041)	(140,041)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	294,000	115,000
Unsecured senior notes	296,580	297,342
Other debt proceeds	50,000	9,931
Repayments of debt
Revolving Credit Facility	(377,000)	(115,000)
Scheduled principal amortization	(3,319)	(3,437)
Other debt repayments	(50,630)	(133,010)
Deferred financing costs paid	(4,693)	(653)
Net proceeds from issuance of common units	28,567	1,178
Redemption of preferred units	—	(50,000)
Common unit distributions paid	(53,773)	(50,429)
Preferred unit distributions paid	(7,435)	(9,956)
Redemption of vested equity awards	(2,245)	(1,326)
Other	(853)	(706)
Net cash provided by financing activities	169,199	58,934
Net increase in cash and cash equivalents	30,997	21,843
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$37,074	$76,216
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$31,967	$14,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	66,404	75,839
Impairment losses	1,472	1,329
Amortization of deferred financing costs	2,136	2,289
Increase in deferred rent receivable	(5,956)	(1,754)
Amortization of net debt discounts	482	400
(Gain) loss on sales of real estate	(3,985)	4
Share-based compensation	3,210	3,056
(Gain) loss on early extinguishment of debt	(330)	282
Other	2,084	(1,664)
Operating changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,655	(3,916)
(Increase) decrease in restricted cash and marketable securities	(744)	40
Decrease in prepaid expenses and other assets, net	6,518	3,213
Increase in accounts payable, accrued expenses and other liabilities	12,566	13,083
Decrease in rents received in advance and security deposits	(3,640)	(3,972)
Net cash provided by operating activities	$122,839	$102,950
Supplemental schedule of non-cash investing and financing activities:
Increase (decrease) in accrued capital improvements, leasing and other investing activity costs	$15,927	$(7,153)
Liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(1,540)	$(4,369)
Equity in other comprehensive loss of an equity method investee	$(264)	$—
Distributions payable	$30,178	$28,342
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$739	$717

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of June 30, 2015, our properties included the following:

•
179 operating office properties totaling 18.0 million square feet (excluding two properties serving as collateral for a nonrecourse mortgage loan in default, as discussed further in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q);

•
12 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.3 million square feet upon completion, including one partially operational property included above;

•	1,450 acres of land we control that we believe are potentially developable into approximately 17.7 million square feet; and

•	a partially operational wholesale data center that is expected to have a critical load of 19.25 megawatts upon completion.

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

Equity interests in COPLP are in the form of common and preferred units. As of June 30, 2015, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We expect that the application of this guidance will not materially affect our consolidated financial statements.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of June 30, 2015, we used a discount rate of 15.5% which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. Please refer to Note 11 for a rollforward of the activity for redeemable noncontrolling interest.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,765	$—	$—	$5,765
Other	108	—	—	108
Warrants to purchase common stock (2)	—	141	—	141
Total assets	$5,873	$141	$—	$6,014
Liabilities:
Deferred compensation plan liability (3)	$—	$5,873	$—	$5,873
Interest rate derivatives	—	3,121	—	3,121
Total liabilities	$—	$8,994	$—	$8,994
Redeemable noncontrolling interest	$—	$—	$19,414	$19,414

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of June 30, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Warrants to purchase common stock (1)	$—	$141	$—	$141
Liabilities:
Interest rate derivatives	$—	$3,121	$—	$3,121
Redeemable noncontrolling interest	$—	$—	$19,414	$19,414

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

In June 2015, we classified certain operating properties as held for sale, including a property in Northern Virginia on which we received an unsolicited offer. This property’s carrying value exceeded its fair value less costs to sell by approximately $1.2 million. Accordingly, we recognized an impairment loss of this amount during the three months ended June 30, 2015. The table below sets forth the fair value hierarchy of the valuation technique we used to determine the fair value of this property (dollars in thousands):

Fair Value as of June 30, 2015 (1)
	Quoted Prices in		Significant		Impairment Losses Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2015	June 30, 2015
Assets:
Assets held for sale	$—	$—	$27,690	$27,690	$1,238	$1,238

(1) Fair value represents contract price less expected costs to sell.

In June 2014, we classified certain operating properties in Greater Baltimore, Maryland (“Greater Baltimore”) as held for sale with carrying values exceeding their respective fair values less costs to sell by approximately $1.3 million. Accordingly, we recognized impairment losses totaling this amount during the three months ended June 30, 2014. These properties were subsequently sold. The table below sets forth the fair value hierarchy of the valuation technique used by us in determining the fair values of the properties (dollars in thousands):

Fair Value of Properties Held as of June 30, 2014 (1)
	Quoted Prices in		Significant		Impairment Losses Recognized
	Active Markets for	Significant Other	Unobservable		Three Months	Six Months
	Identical Assets	Observable Inputs	Inputs		Ended	Ended
Description	(Level 1)	(Level 2)	(Level 3)	Total	June 30, 2014	June 30, 2014
Assets:
Assets held for sale	$—	$—	$9,796	$9,796	$1,302	$1,302

(1) Fair value represents contract price less expected costs to sell.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$460,268	$439,355
Buildings and improvements	3,160,011	3,015,216
Less: Accumulated depreciation	(723,470)	(703,083)
Operating properties, net	$2,896,809	$2,751,488

During the six months ended June 30, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia, Pennsylvania (“Greater Philadelphia”) that was removed from service for redevelopment.

Projects in development or held for future development consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$221,655	$214,977
Construction in progress, excluding land	300,336	330,449
Projects in development or held for future development	$521,991	$545,426

As of June 30, 2015, we had six operating properties in Greater Baltimore and one in Northern Virginia classified as held for sale. The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

June 30, 2015
Properties, net	$73,174
Deferred rent receivable	1,683
Intangible assets on real estate acquisitions, net	1,017
Deferred leasing costs, net	977
Lease incentives, net	162
Assets held for sale, net	$77,013

As of December 31, 2014, we had two land parcels in the Greater Baltimore region classified as held for sale with a cost basis of $14.3 million that were sold during the six months ended June 30, 2015.

2015 Acquisitions

In the six months ended June 30, 2015, we acquired the following operating properties:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.9 million on March 19, 2015; and

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (in the Northern Virginia region) that was 100% leased, for $80.5 million on April 15, 2015.

The table below sets forth the allocation of the acquisition costs of these properties (in thousands):

Land, operating properties	$28,361
Building and improvements	69,182
Intangible assets on real estate acquisitions	45,940
Total assets	143,483
Below-market leases	(1,093)
Total acquisition cost	$142,390

Intangible assets recorded in connection with the these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$20,024	10
In-place lease value	20,041	5
Above-market leases	5,875	4
	$45,940	7

These properties contributed revenues of $4.0 million for the three months ended June 30, 2015 and $4.3 million for the six months ended June 30, 2015, and contributed net income from continuing operations of $40,000 for the three months ended June 30, 2015 and $210,000 for the six months ended June 30, 2015. We expensed $1.4 million in operating property acquisition costs during the six months ended June 30, 2015 that are included in business development expenses and land carry costs on our consolidated statements of operations.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through June 30, 2015. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify the operating property acquisition costs disclosed above from the 2015 periods in which they were incurred to the six months ended June 30, 2014. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per shares amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Pro forma total revenues	$170,719	$144,098	$335,159	$294,769
Pro forma net income attributable to COPT common shareholders	$12,620	$2,126	$22,850	$835
Pro forma EPS:
Basic	$0.13	$0.02	$0.24	$0.01
Diluted	$0.13	$0.02	$0.24	$0.01

2015 Dispositions

We sold land in the six months ended June 30, 2015 for $18.1 million and recognized gains of $4.0 million on the sales.

2015 Construction Activities

During the six months ended June 30, 2015, we placed into service an aggregate of 509,000 square feet in four newly constructed office properties located in Northern Virginia, San Antonio, Texas (“San Antonio”) and Huntsville, Alabama (“Huntsville”), and 111,000 square feet of a property undergoing redevelopment in Greater Philadelphia. As of June 30, 2015, we had six office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.0 million square feet upon completion, including four in Northern Virginia and two in the Baltimore/Washington Corridor. We also had six office properties under redevelopment (including one partially operational property) that we estimate will total 309,000 square feet upon completion, including four in the Baltimore/Washington Corridor, one in Greater Philadelphia and one in St. Mary’s County, Maryland.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our investments in consolidated real estate joint ventures as of June 30, 2015 (dollars in thousands):

		Nominal
		Ownership		June 30, 2015		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	6/30/2015	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Operates five buildings and developing others (2)	$142,787	$65,200	$40,278
M Square Associates, LLC	6/26/2007	50%	Operates two buildings and developing others (3)	58,839	48,364	38,249
				$201,626	$113,564	$78,527

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

6.    Intangible Assets on Real Estate Acquisitions, Net

Intangible assets on real estate acquisitions consisted of the following, excluding amounts for properties held for sale (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$134,387	$95,910	$38,477	$123,759	$101,040	$22,719
Tenant relationship value	58,560	27,666	30,894	42,301	28,492	13,809
Below-market cost arrangements	12,415	6,324	6,091	12,415	5,984	6,431
Above-market leases	14,344	8,467	5,877	8,659	8,159	500
Market concentration premium	1,333	944	389	1,333	938	395
	$221,039	$139,311	$81,728	$188,467	$144,613	$43,854
Amortization of the intangible asset categories set forth above totaled $7.0 million in the six months ended June 30, 2015 and $7.4 million in the six months ended June 30, 2014. The approximate weighted average amortization periods of the categories set forth above follow (excluding amounts for properties held for sale): in-place lease value: five years; tenant relationship value: nine years; below-market cost arrangements: 32 years; above-market leases: four years; and market concentration premium: 27 years. The approximate weighted average amortization period for all of the categories combined is nine years. Estimated amortization expense associated with the intangible asset categories set forth above through 2020 follows (excluding amounts for properties held for sale): $8.6 million for the six months ending December 31, 2015; $16.6 million for 2016; $14.3 million for 2017; $9.5 million for 2018; $6.7 million for 2019; and $5.1 million for 2020.

7.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes receivable from the City of Huntsville	$42,766	$49,147
Other investing loans receivable	3,000	3,000
	$45,766	$52,147

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of June 30, 2015 or December 31, 2014.  The fair value of these receivables approximated their carrying amounts as of June 30, 2015 and December 31, 2014.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Lease incentives, net	$12,964	$13,344
Construction contract costs incurred in excess of billings	12,051	6,656
Prepaid expenses	8,882	20,570
Furniture, fixtures and equipment, net	6,340	6,637
Deferred tax asset, net (1)	4,064	4,002
Operating notes receivable	3,937	3,797
Deposit on acquisitions	2,016	516
Equity method investments	1,616	2,368
Other assets	3,267	2,359
Prepaid expenses and other assets, net	$55,137	$60,249

(1) Includes a valuation allowance of $2.1 million.

Operating notes receivable reported above includes amounts due from tenants with remaining terms exceeding one year totaling $3.9 million as of June 30, 2015 and $3.6 million as of December 31, 2014; we carried allowances for estimated losses for $312,000 of the June 30, 2015 balance and $252,000 of the December 31, 2014 balance.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	June 30, 2015	June 30, 2015	December 31, 2014	Stated Interest Rates as of	as of
				June 30, 2015	June 30, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)		$384,227	$387,139	3.96% - 10.65% (2)	2015-2024
Variable rate secured loan		36,457	36,877	LIBOR + 2.25% (3)	November 2015
Total mortgage and other secured loans		420,684	424,016
Revolving Credit Facility	$800,000	—	83,000	LIBOR + 0.875% to 1.60% (4)	May 2019
Term Loan Facilities	(5)	520,000	520,000	LIBOR + 0.90% to 2.60% (6)	2016-2020
Unsecured Senior Notes
3.600% Senior Notes (7)		347,625	347,496	3.60%	May 2023
5.250% Senior Notes (8)		245,980	245,797	5.25%	February 2024
3.700% Senior Notes (9)		297,743	297,569	3.70%	June 2021
5.000% Senior Note (10)		296,580	—	5.00%	July 2025
Unsecured notes payable		1,558	1,607	0% (11)	2026
4.25% Exchangeable Senior Notes (12)		—	572	N/A	(12)
Total debt, net		$2,130,170	$1,920,057

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $30,000 as of June 30, 2015 and $42,000 as of December 31, 2014.

(2)
Includes a $150.0 million nonrecourse mortgage loan in default secured by two operating properties in Northern Virginia with an aggregate estimated fair value that was less than the loan balance. This loan has an interest rate of 10.65% (including the effect of default interest). The maximum stated interest rate would be 7.87%, excluding the incremental additional interest rate associated with the default rate on the loan in default. The weighted average interest rate on our fixed rate mortgage loans was 8.11% as of June 30, 2015 (or 6.16% excluding the incremental additional interest rate associated with the default rate on the loan in default).

(3)	The interest rate on the loan outstanding was 2.43% as of June 30, 2015.

(4)	The weighted average interest rate on the Revolving Credit Facility was 1.37% as of June 30, 2015.

(5)
We have the ability to borrow an additional $380.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.77% as of June 30, 2015.

(7)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.4 million as of June 30, 2015 and $2.5 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $4.0 million as of June 30, 2015 and $4.2 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)
The carrying value of these notes included a principal amount of $300.0 million and an unamortized discount totaling $2.3 million as of June 30, 2015 and $2.4 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(10) Refer to the paragraph below for disclosure pertaining to these notes.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $603,000 as of June 30, 2015 and $654,000 as of December 31, 2014.

(12) On April 20, 2015, we redeemed these notes at 100% of their principal amount.

All debt is owed by the Operating Partnership. While COPT is not directly obligated by any debt, it has guaranteed the Operating Partnership’s Revolving Credit Facility, Term Loan Facilities and Unsecured Senior Notes.

On May 6, 2015, we entered into a credit agreement with a group of lenders for which KeyBanc Capital Markets and J.P. Morgan Securities LLC acted as joint lead arrangers and joint book runners, KeyBank National Association acted as administrative agent and JPMorgan Chase Bank, N.A. acted as syndication agent (the “Consolidated Credit Agreement”) to amend, restate and consolidate the terms of our Revolving Credit Facility and one of our term loan facilities. In addition to consolidating the terms of these loan facilities, the Consolidated Credit Agreement included the following provisions:

For the Revolving Credit Facility:

•
an extension of the maturity date from July 14, 2017 to May 6, 2019, with the ability for us to further extend such maturity by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee based on the total availability of the facility for each extension;

•
changes to the interest terms of the facility such that the variable interest rate is based on LIBOR (customarily the 30-day rate) plus 0.875% to 1.600%, as determined by the credit ratings assigned to COPLP by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings Ltd. (collectively, the “Ratings Agencies”);

•
changes to the quarterly fee carried by the facility. Such fee is based on the average daily amount of the lenders’ aggregate commitment multiplied by a per annum rate of 0.125% to 0.300%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and

•	certain changes to the financial covenants of the facility.

For the term loan facility:

•
an increase in the loan amount from $250.0 million to $300.0 million, with a right for us to borrow up to an additional $200.0 million during the term for an aggregate maximum loan of $500.0 million, subject to certain conditions. We used the proceeds from the $50.0 million increase in the facility to repay a portion of another existing unsecured term loan;

•	an extension of the maturity date of the loan from February 14, 2017 to May 6, 2020;

•
changes to the interest terms of the facility such that the variable interest rate is based on LIBOR (customarily the 30-day rate) plus 0.900% to 1.850%, as determined by the credit ratings assigned to COPLP by the Ratings Agencies; and

•	certain changes to the financial covenants of the facility.

On June 29, 2015 we issued a $300.0 million aggregate principal amount of 5.00% Senior Notes at an initial offering price of 99.510% of their face value. The proceeds from this issuance, after deducting underwriting discounts, but before other offering expenses, were $296.6 million. The notes mature on July 1, 2025. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus 45 basis points, plus accrued and unpaid interest thereon to the date of redemption. The notes are unconditionally guaranteed by COPT. However, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. The carrying value of these notes reflects an unamortized discount totaling $3.4 million at June 30, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

We capitalized interest costs of $2.0 million in the three months ended June 30, 2015, $1.4 million in the three months ended June 30, 2014, $4.1 million in the six months ended June 30, 2015 and $3.0 million in the six months ended June 30, 2014.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,187,928	$1,202,956	$890,862	$901,599
Other fixed-rate debt	385,785	345,066	389,318	356,377
Variable-rate debt	556,457	557,753	639,877	642,091
	$2,130,170	$2,105,775	$1,920,057	$1,900,067

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2015	December 31, 2014
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(110)	$(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(110)	(407)
36,457	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(171)	(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(405)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(410)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(849)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,066)	35
						$(3,121)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

	June 30, 2015		December 31, 2014
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$274
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(3,121)	Interest rate derivatives	(1,855)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$392	$(3,630)	$(3,082)	$(5,753)
Amount of losses reclassified from AOCL into interest expense (effective portion)	769	719	1,542	1,414

Over the next 12 months, we estimate that approximately $3.3 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of June 30, 2015, the fair value of interest rate derivatives in a liability position related to these agreements was $3.1 million, excluding the effects of accrued interest. As of June 30, 2015, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $3.4 million.

11.    Redeemable Noncontrolling Interest

The table below sets forth the activity in a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	For the Six Months Ended June 30,
	2015	2014
Beginning balance	$18,417	$17,758
Distribution to noncontrolling interest	(885)	(590)
Net income attributable to noncontrolling interest	1,143	1,016
Adjustment to arrive at fair value of interest	739	717
Ending balance	$19,414	$18,901

12.    Equity

During the six months ended June 30, 2015, COPT issued 890,241 common shares at a weighted average price of $30.29 per share under its at-the-market (“ATM”) stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents. These net proceeds were contributed to COPLP in exchange for 890,241 common units. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $84.0 million in common share sales.

During the six months ended June 30, 2015, certain COPLP limited partners redeemed 158,000 common units in COPLP for an equal number of common shares in COPT.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months June 30, 2015
Revenues from real estate operations	$60,611	$24,393	$10,204	$2,658	$3,391	$3,795	$12,889	$3,886	$2,548	$3,820	$128,195
Property operating expenses	19,539	8,687	5,615	888	2,061	1,329	4,909	941	217	2,221	46,407
NOI from real estate operations	$41,072	$15,706	$4,589	$1,770	$1,330	$2,466	$7,980	$2,945	$2,331	$1,599	$81,788
Additions to long-lived assets	$5,141	$84,582	$—	$208	$806	$963	$2,476	$284	$177	$78	$94,715
Transfers from non-operating properties	$6,098	$8,646	$468	$8,980	$—	$—	$12	$5,218	$—	$15,202	$44,624
Three Months Ended June 30, 2014				—
Revenues from real estate operations	$57,456	$20,898	$8,758	$2,404	$3,831	$4,202	$11,024	$2,366	$2,533	$2,492	$115,964
Property operating expenses	19,348	7,651	4,817	859	1,754	1,289	4,500	1,144	613	1,881	43,856
NOI from real estate operations	$38,108	$13,247	$3,941	$1,545	$2,077	$2,913	$6,524	$1,222	$1,920	$611	$72,108
Additions to long-lived assets	$6,289	$4,805	$—	$334	$478	$943	$1,242	$88	$(93)	$10	$14,096
Transfers from non-operating properties	$20,712	$683	$—	$223	$—	$—	$2,953	$10,198	$19	$597	$35,385
Six Months Ended June 30, 2015
Revenues from real estate operations	$122,403	$46,142	$19,375	$5,104	$6,755	$7,696	$24,374	$7,110	$5,091	$6,855	$250,905
Property operating expenses	43,122	17,808	10,590	1,717	3,875	2,913	9,906	2,316	413	4,433	97,093
NOI from real estate operations	$79,281	$28,334	$8,785	$3,387	$2,880	$4,783	$14,468	$4,794	$4,678	$2,422	$153,812
Additions to long-lived assets	$8,586	$87,403	$21	$291	$1,199	$2,163	$66,080	$578	$257	$108	$166,686
Transfers from non-operating properties	$19,028	$67,217	$31,559	$11,977	$—	$—	$12	$16,716	$8	$15,379	$161,896
Segment assets at June 30, 2015	$1,279,531	$780,250	$147,844	$107,677	$94,099	$100,665	$332,973	$123,112	$76,943	$175,563	$3,218,657
Six Months Ended June 30, 2014
Revenues from real estate operations	$118,569	$45,866	$17,237	$4,959	$7,465	$8,518	$22,520	$5,706	$5,127	$4,893	$240,860
Property operating expenses	42,945	16,624	9,291	1,512	3,519	2,793	9,976	2,444	935	3,569	93,608
NOI from real estate operations	$75,624	$29,242	$7,946	$3,447	$3,946	$5,725	$12,544	$3,262	$4,192	$1,324	$147,252
Additions to long-lived assets	$12,030	$8,300	$(6)	$2,841	$541	$1,782	$2,254	$99	$(38)	$22	$27,825
Transfers from non-operating properties	$27,623	$27,271	$—	$20,325	$—	$—	$3,027	$13,374	$30	$675	$92,325
Segment assets at June 30, 2014	$1,259,974	$634,834	$117,328	$97,838	$97,136	$95,553	$300,139	$104,436	$78,918	$165,143	$2,951,299

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Segment revenues from real estate operations	$128,195	$115,964	$250,905	$240,860
Construction contract and other service revenues	42,172	23,861	80,496	45,651
Less: Revenues from discontinued operations	(4)	(5)	(4)	(24)
Total revenues	$170,363	$139,820	$331,397	$286,487

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Segment property operating expenses	$46,407	$43,856	$97,093	$93,608
Less: Property operating expenses from discontinued operations	11	(84)	6	(64)
Total property operating expenses	$46,418	$43,772	$97,099	$93,544

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Construction contract and other service revenues	$42,172	$23,861	$80,496	$45,651
Construction contract and other service expenses	(41,293)	(23,136)	(78,791)	(41,760)
NOI from service operations	$879	$725	$1,705	$3,891

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
NOI from real estate operations	$81,788	$72,108	$153,812	$147,252
NOI from service operations	879	725	1,705	3,891
Interest and other income	1,242	1,299	2,525	2,584
Equity in income (loss) of unconsolidated entities	9	(47)	34	13
Income tax expense	(50)	(92)	(105)	(156)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(33,786)	(30,895)	(65,385)	(74,491)
Impairment losses	(1,238)	(1,302)	(1,238)	(1,302)
General, administrative and leasing expenses	(7,534)	(7,528)	(15,425)	(15,671)
Business development expenses and land carry costs	(2,623)	(1,351)	(5,413)	(2,677)
Interest expense	(21,768)	(23,478)	(42,606)	(44,305)
Less: NOI from discontinued operations	(15)	79	(10)	40
Loss on early extinguishment of debt	(65)	(270)	(68)	(270)
Income from continuing operations	$16,839	$9,248	$27,826	$14,908

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	June 30, 2015	June 30, 2014
Segment assets	$3,218,657	$2,951,299
Non-operating property assets	527,742	535,462
Other assets	164,522	222,739
Total COPT consolidated assets	$3,910,921	$3,709,500

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

Restricted Shares

During the six months ended June 30, 2015, certain employees were granted a total of 184,074 restricted common shares with an aggregate grant date fair value of $5.4 million (weighted average of $29.35 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the six months ended June 30, 2015, forfeiture restrictions lapsed on 149,787 previously issued common shares; these shares had a weighted average grant date fair value of $25.96 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.3 million.

Deferred Share Awards

During the six months ended June 30, 2015, nonemployee members of our Board of Trustees were granted a total of 24,056 deferred share awards with an aggregate grant date fair value of $642,000 ($26.70 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the six months ended June 30, 2015, we issued 15,485 common shares in settlement of deferred share awards granted in 2014; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $413,000.

Options

During the six months ended June 30, 2015, 76,474 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $26.27 per share, and the aggregate intrinsic value of the options exercised was $300,000.

15.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Deferred
Federal	$41	$79	$86	$132
State	9	13	19	24
Total income tax expense	$50	$92	$105	$156

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 37.7% for the three and six months ended June 30, 2015 and 37.4% for the three and six months ended June 30, 2014.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$16,839	$9,248	$27,826	$14,908
Gain on sales of real estate, net	(1)	—	3,985	—
Preferred share dividends	(3,553)	(4,344)	(7,105)	(8,834)
Issuance costs associated with redeemed preferred shares	—	(1,769)	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(1,436)	(1,171)	(2,828)	(2,103)
Income from continuing operations attributable to share-based compensation awards	(113)	(108)	(235)	(229)
Numerator for basic and diluted EPS from continuing operations attributable to COPT common shareholders	$11,736	$1,856	$21,643	$1,973
Discontinued operations	394	(198)	156	(187)
Discontinued operations attributable to noncontrolling interests	(15)	11	(3)	13
Numerator for basic and diluted EPS on net income attributable to COPT common shareholders	$12,115	$1,669	$21,796	$1,799
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,128	87,214	93,666	87,148
Dilutive effect of share-based compensation awards	35	201	114	156
Denominator for diluted EPS (common shares)	94,163	87,415	93,780	87,304
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.13	$0.02	$0.23	$0.02

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Conversion of common units	3,680	3,912	3,706	3,934
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended June 30, 2015 and 2014 of 426,000 and 420,000, respectively, and for the six months ended June 30, 2015 and 2014 of 413,000 and 405,000, respectively; and

•
weighted average options for the three months ended June 30, 2015 and 2014 of 473,000 and 496,000, respectively, and for the six months ended June 30, 2015 and 2014 of 472,000 and 512,000, respectively.

As discussed in Note 9, we had outstanding senior notes, which we redeemed in April 2015, with an exchange settlement feature, but such notes did not affect our diluted EPS reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$16,839	$9,248	$27,826	$14,908
Gain on sales of real estate, net	(1)	—	3,985	—
Preferred unit distributions	(3,718)	(4,509)	(7,435)	(9,164)
Issuance costs associated with redeemed preferred units	—	(1,769)	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(812)	(840)	(1,633)	(1,579)
Income from continuing operations attributable to share-based compensation awards	(113)	(108)	(235)	(229)
Numerator for basic and diluted EPU from continuing operations attributable to COPLP common unitholders	$12,195	$2,022	$22,508	$2,167
Discontinued operations	394	(198)	156	(187)
Discontinued operations attributable to noncontrolling interests	—	3	3	5
Numerator for basic and diluted EPU on net income attributable to COPLP common unitholders	$12,589	$1,827	$22,667	$1,985
Denominator (all weighted averages):
Denominator for basic EPU (common units)	97,808	91,126	97,372	91,082
Dilutive effect of share-based compensation awards	35	201	114	156
Denominator for basic and diluted EPU (common units)	97,843	91,327	97,486	91,238
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.13	$0.02	$0.23	$0.02

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	434	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended June 30, 2015 and 2014 of 426,000 and 420,000, respectively, and for the six months ended June 30, 2015 and 2014 of 413,000 and 405,000, respectively; and

•
weighted average options for the three months ended June 30, 2015 and 2014 of 473,000 and 496,000, respectively, and for the six months ended June 30, 2015 and 2014 of 472,000 and 512,000, respectively.

As discussed in Note 9, we had outstanding senior notes, which we redeemed in April 2015, with an exchange settlement feature, but such notes did not affect our diluted EPU reported above since the weighted average closing price of COPT’s common shares during each of the periods was less than the exchange prices per common share applicable for such periods.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $2.4 million liability through June 30, 2015 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

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

18.    Subsequent Event

On July 27, 2015 we sold 1550 Westbranch Drive, a 160,000 square foot office property in McLean, Virginia (in the Northern Virginia region), for $27.8 million, which approximated the property’s carrying value.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the six months ended June 30, 2015:

•	we finished the period with occupancy of our portfolio of operating office properties at 92.0%;

•	we leased 11.25 megawatts in our wholesale data center;

•	we acquired:

◦	250 W. Pratt Street, a 367,000 square foot property in Greater Baltimore that was 96.2% leased, for $61.9 million on March 19, 2015 primarily using borrowings from our Revolving Credit Facility; and

◦	2600 Park Tower Drive, a 237,000 square foot property in Northern Virginia that was 100% leased, for $80.5 million on April 15, 2015 primarily using borrowings from our Revolving Credit Facility;

•	we placed into service an aggregate of 620,000 square feet in four newly constructed properties and one redeveloped property that were 100.0% leased as of June 30, 2015;

•	we sold land for $18.1 million, using most of the resulting proceeds for general corporate purposes;

•
we issued a $300.0 million aggregate principal amount of 5.00% Senior Notes on June 29, 2015 at an initial offering price of 99.510% of their face value. The proceeds from the issuance, after deducting underwriting discounts but before other offering expenses, were approximately $296.6 million. The net proceeds from this issuance were used primarily to repay borrowings under our Revolving Credit Facility; and

•
COPT issued 890,241 common shares at a weighted average price of $30.29 per share under its at-the-market stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million. The net proceeds from the shares issued were contributed to COPLP in exchange for 890,241 common units, and used by COPLP for general corporate purposes.

Subsequent to June 30, 2015, we sold 1550 Westbranch Drive, a 160,000 square foot office property in Northern Virginia, for $27.8 million. The net proceeds from this sale were used primarily to repay borrowings under our Revolving Credit Facility.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties. All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q exclude the effect of the two properties serving as collateral for debt that is in default that we expect to extinguish via conveyance to the lender of such properties (totaling 665,000 square feet that were 25.4% occupied as of June 30, 2015); effective April 1, 2014, all cash flows from such properties belong to the lender.

	June 30, 2015	December 31, 2014
Occupancy rates at period end
Total	92.0%	90.9%
Baltimore/Washington Corridor	94.5%	93.4%
Northern Virginia	89.5%	86.8%
San Antonio	97.1%	96.6%
Huntsville	93.9%	80.8%
Washington, DC - Capitol Riverfront	70.6%	74.4%
St. Mary’s and King George Counties	80.2%	90.8%
Greater Baltimore	88.6%	86.8%
Greater Philadelphia	99.8%	96.2%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$29.63	$29.27

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2014	16,790	15,255
Square feet vacated upon lease expiration (1)	—	(264)
Occupancy of previously vacated space in connection with new leases (2)	—	249
Square feet constructed or redeveloped	620	718
Acquisitions	604	587
Square feet removed from operations for redevelopment	(22)	—
Other changes	(5)	1
June 30, 2015	17,987	16,546

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

Occupancy of our Same Office Properties increased from 90.8% as of December 31, 2014 to 91.2% as of June 30, 2015.

During the six months ended June 30, 2015, we completed 1.1 million square feet of leasing, including 346,000 of construction and redevelopment space, and renewed 67.7% of the square footage of our lease expirations (including the effect of early renewals).

Wholesale Data Center Property

Our wholesale data center property is expected to have a critical load of 19.25 megawatts upon completion. In February 2015, we leased 11.25 megawatts, with occupancy commencing in stages during 2015. As of June 30, 2015, the property had 12.5 megawatts in operations, of which 11.06 were leased to tenants with further expansion rights of up to a combined 12.12 megawatts, and 6.75 fully-leased megawatts under development expected to be placed in service later in 2015.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	properties held for sale as of June 30, 2015;

•	two properties that we expect to convey to a mortgage holder; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
NOI from real estate operations	$81,788	$72,108	$153,812	$147,252
NOI from service operations	879	725	1,705	3,891
Less: NOI from discontinued operations	(15)	79	(10)	40
Depreciation and amortization associated with real estate operations	(33,786)	(30,895)	(65,385)	(74,491)
Impairment losses	(1,238)	(1,302)	(1,238)	(1,302)
General, administrative and leasing expenses	(7,534)	(7,528)	(15,425)	(15,671)
Business development expenses and land carry costs	(2,623)	(1,351)	(5,413)	(2,677)
Operating income	$37,471	$31,836	$68,046	$57,042

Comparison of Statements of Operations for the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$128,191	$115,959	$12,232
Construction contract and other service revenues	42,172	23,861	18,311
Total revenues	170,363	139,820	30,543
Expenses
Property operating expenses	46,418	43,772	2,646
Depreciation and amortization associated with real estate operations	33,786	30,895	2,891
Construction contract and other service expenses	41,293	23,136	18,157
Impairment losses	1,238	1,302	(64)
General, administrative and leasing expenses	7,534	7,528	6
Business development expenses and land carry costs	2,623	1,351	1,272
Total operating expenses	132,892	107,984	24,908
Operating income	37,471	31,836	5,635
Interest expense	(21,768)	(23,478)	1,710
Interest and other income	1,242	1,299	(57)
Loss on early extinguishment of debt	(65)	(270)	205
Equity in income (loss) of unconsolidated entities	9	(47)	56
Income tax expense	(50)	(92)	42
Income from continuing operations	16,839	9,248	7,591
Discontinued operations	394	(198)	592
Gain on sales of real estate	(1)	—	(1)
Net income	$17,232	$9,050	$8,182

NOI from Real Estate Operations

	For the Three Months Ended June 30,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$85,893	$84,954	$939
Lease termination revenue	662	80	582
Tenant recoveries and other real estate operations revenue	20,597	20,496	101
Same Office Properties total revenues	107,152	105,530	1,622
Constructed office properties placed in service	7,152	1,610	5,542
Wholesale data center	3,820	2,492	1,328
Acquired office properties	3,950	—	3,950
Properties held for sale	3,797	3,751	46
Properties to be conveyed	2,130	1,859	271
Dispositions	5	757	(752)
Other	189	(35)	224
	128,195	115,964	12,231
Property operating expenses
Same Office Properties	38,915	37,672	1,243
Constructed office properties placed in service	1,761	529	1,232
Wholesale data center	2,221	1,881	340
Acquired office properties	1,385	—	1,385
Properties held for sale	1,104	1,264	(160)
Properties to be conveyed	1,287	1,327	(40)
Dispositions	(2)	448	(450)
Other	(264)	735	(999)
	46,407	43,856	2,551
NOI from real estate operations
Same Office Properties	68,237	67,858	379
Constructed office properties placed in service	5,391	1,081	4,310
Wholesale data center	1,599	611	988
Acquired office properties	2,565	—	2,565
Properties held for sale	2,693	2,487	206
Properties to be conveyed	843	532	311
Dispositions	7	309	(302)
Other	453	(770)	1,223
	$81,788	$72,108	$9,680
Same Office Properties rent statistics
Average occupancy rate	90.9%	90.5%	0.4%
Average straight-line rent per occupied square foot (1)	$6.09	$6.06	$0.03

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 160 office properties, comprising 86.2% of our operating office square footage as of June 30, 2015. This pool of properties changed from the pool used for purposes of comparing 2014 and 2013 in our 2014 Annual Report on Form 10-K due to the addition of eight properties placed in service and 100% operational by January 1, 2014 and the removal of seven properties reclassified to held for sale in 2015 and one property reclassified as redevelopment in 2015.

Our NOI from constructed office properties placed in service included ten properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisitions of 250 W. Pratt Street and 2600 Park Tower Drive.

NOI from Service Operations

	For the Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Construction contract and other service revenues	$42,172	$23,861	$18,311
Construction contract and other service expenses	41,293	23,136	18,157
NOI from service operations	$879	$725	$154

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

Comparison of Statements of Operations for the Six Months Ended June 30, 2015 and 2014

	For the Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$250,901	$240,836	$10,065
Construction contract and other service revenues	80,496	45,651	34,845
Total revenues	331,397	286,487	44,910
Expenses
Property operating expenses	97,099	93,544	3,555
Depreciation and amortization associated with real estate operations	65,385	74,491	(9,106)
Construction contract and other service expenses	78,791	41,760	37,031
Impairment losses	1,238	1,302	(64)
General, administrative and leasing expenses	15,425	15,671	(246)
Business development expenses and land carry costs	5,413	2,677	2,736
Total operating expenses	263,351	229,445	33,906
Operating income	68,046	57,042	11,004
Interest expense	(42,606)	(44,305)	1,699
Interest and other income	2,525	2,584	(59)
Loss on early extinguishment of debt	(68)	(270)	202
Equity in income of unconsolidated entities	34	13	21
Income tax expense	(105)	(156)	51
Income from continuing operations	27,826	14,908	12,918
Discontinued operations	156	(187)	343
Gain on sales of real estate	3,985	—	3,985
Net income	$31,967	$14,721	$17,246

NOI from Real Estate Operations

	For the Six Months Ended June 30,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$170,949	$169,817	$1,132
Lease termination revenue	1,264	555	709
Tenant recoveries and other real estate operations revenue	43,580	45,099	(1,519)
Same Office Properties total revenues	215,793	215,471	322
Constructed office properties placed in service	12,127	3,080	9,047
Wholesale data center	6,855	4,893	1,962
Acquired office properties	4,282	—	4,282
Properties held for sale	7,489	7,833	(344)
Properties to be conveyed	3,991	7,253	(3,262)
Dispositions	9	1,482	(1,473)
Other	359	848	(489)
	250,905	240,860	10,045
Property operating expenses
Same Office Properties	82,277	80,992	1,285
Constructed office properties placed in service	3,051	971	2,080
Wholesale data center	4,433	3,569	864
Acquired office properties	1,547	—	1,547
Properties held for sale	2,517	2,761	(244)
Properties to be conveyed	3,238	3,147	91
Dispositions	(4)	950	(954)
Other	34	1,218	(1,184)
	97,093	93,608	3,485
NOI from real estate operations
Same Office Properties	133,516	134,479	(963)
Constructed office properties placed in service	9,076	2,109	6,967
Wholesale data center	2,422	1,324	1,098
Acquired office properties	2,735	—	2,735
Properties held for sale	4,972	5,072	(100)
Properties to be conveyed	753	4,106	(3,353)
Dispositions	13	532	(519)
Other	325	(370)	695
	$153,812	$147,252	$6,560
Same Office Properties rent statistics
Average occupancy rate	90.7%	90.6%	0.1%
Average straight-line rent per occupied square foot (1)	$12.15	$12.10	$0.05

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our NOI from constructed office properties placed in service included ten properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisitions of 250 W. Pratt Street and 2600 Park Tower Drive.

The increase in NOI from our wholesale data center was attributable primarily to higher occupancy in the current period.

The decrease in NOI from our properties to be conveyed was attributable primarily to significantly lower occupancy in the current period.

NOI from Service Operations

	For the Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Construction contract and other service revenues	$80,496	$45,651	$34,845
Construction contract and other service expenses	78,791	41,760	37,031
NOI from service operations	$1,705	$3,891	$(2,186)

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense was attributable primarily to $12.9 million in additional expenses recognized in the prior period resulting from our revision of the useful life of a property that was removed from service for redevelopment.

Business Development Expenses and Land Carry Costs

The increase in business development expenses and land carry costs was due in large part to $1.4 million in acquisition costs expensed in connection with our acquisitions in the current period.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of those properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on the loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of: $2.0 million in the three months ended June 30, 2015; $4.0 million in the six months ended June 30, 2015; and $1.9 million in both the three months and six months ended June 30, 2014. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three and six months ended June 30, 2015 and 2014, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars and shares in thousands, except per share data)
Net income	$17,232	$9,050	$31,967	$14,721
Add Real estate-related depreciation and amortization	33,786	30,895	65,385	74,491
Add: Impairment losses on previously depreciated operating properties	1,239	1,328	1,472	1,329
Add: Loss on sales of previously depreciated operating properties	—	—	—	4
FFO	52,257	41,273	98,824	90,545
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(330)	(330)
Less: FFO allocable to other noncontrolling interests	(1,072)	(758)	(1,742)	(1,519)
Less: Preferred share dividends	(3,553)	(4,344)	(7,105)	(8,834)
Less: Issuance costs associated with redeemed preferred shares	—	(1,769)	—	(1,769)
Basic and diluted FFO allocable to share-based compensation awards	(202)	(146)	(385)	(351)
Basic and Diluted FFO available to common share and common unit holders	$47,265	$34,091	$89,262	$77,742
Add: Operating property acquisition costs	361	—	1,407	—
Less: Gain on sales of non-operating properties	1	—	(3,985)	—
Add: (Gain) loss on early extinguishment of debt	(315)	363	(312)	386
Issuance costs associated with redeemed preferred shares	—	1,769	—	1,769
Add: Negative FFO of properties to be conveyed to extinguish debt in default	3,419	3,629	7,690	3,629
Add: Demolition costs on redevelopment properties	66	—	241	—
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(14)	(26)	(21)	(26)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,783	$39,826	$94,282	$83,500

Weighted average common shares	94,128	87,214	93,666	87,148
Conversion of weighted average common units	3,680	3,912	3,706	3,934
Weighted average common shares/units - Basic FFO	97,808	91,126	97,372	91,082
Dilutive effect of share-based compensation awards	35	201	114	156
Weighted average common shares/units - Diluted FFO	97,843	91,327	97,486	91,238

Diluted FFO per share	$0.48	$0.37	$0.92	$0.85
Diluted FFO per share, as adjusted for comparability	$0.52	$0.44	$0.97	$0.92

Numerator for diluted EPS	$12,115	$1,669	$21,796	$1,799
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	476	158	874	174
Add: Real estate-related depreciation and amortization	33,786	30,895	65,385	74,491
Add: Impairment losses on previously depreciated operating properties	1,239	1,328	1,472	1,329
Add: Numerator for diluted EPS allocable to restricted shares	113	108	235	229
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(186)	(180)	(373)	(360)
Add: Increase in noncontrolling interests unrelated to earnings	(76)	259	258	427
Less: Basic and diluted FFO allocable to share-based compensation awards	(202)	(146)	(385)	(351)
Add: Loss on sales of previously depreciated operating properties	—	—	—	4
Basic and Diluted FFO available to common share and common unit holders	$47,265	$34,091	$89,262	$77,742
Add: Operating property acquisition costs	361	—	1,407	—
Less: Gain on sales of non-operating properties	1	—	(3,985)	—
Add: (Gain) loss on early extinguishment of debt	(315)	363	(312)	386
Issuance costs associated with redeemed preferred shares	—	1,769	—	1,769
Add: Negative FFO on properties to be conveyed to extinguish debt in default	3,419	3,629	7,690	3,629
Add: Demolition costs on redevelopment properties	66	—	241	—
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	(14)	(26)	(21)	(26)
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,783	$39,826	$94,282	$83,500

Denominator for diluted EPS	94,163	87,415	93,780	87,304
Weighted average common units	3,680	3,912	3,706	3,934
Denominator for diluted FFO per share measures	97,843	91,327	97,486	91,238

Property Additions

The table below sets forth the major components of our additions to properties for the six months ended June 30, 2015 (in thousands):

Construction, development and redevelopment	$133,709
Acquisition of operating properties	97,543
Tenant improvements on operating properties	10,922	(1)
Capital improvements on operating properties	8,185
	$250,359
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $19.9 million when comparing the six months ended June 30, 2015 and 2014 due primarily to:

•
a $9.9 million increase in cash flow from construction contract and other services from the prior to the current period due in large part to the timing of cash payments and collections on third party construction projects; and

•	a $6.6 million increase in cash flow from real estate operations due primarily to properties placed in service since the prior period.

Net cash flow used in investing activities increased $121.0 million when comparing the six months ended June 30, 2015 and 2014 due primarily to expenditures for operating property acquisitions in the current period.

Net cash flow provided by financing activities in the six months ended June 30, 2015 was $169.2 million, and included the following:

•	net proceeds from debt borrowings of $209.6 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to equity holders of $61.2 million.

Net cash flow provided by financing activities in the six months ended June 30, 2014 was $58.9 million, and included the following:

•	net proceeds from debt borrowings of $170.8 million; offset in part by

•	dividends and/or distributions to equity holders of $60.4 million; and

•	redemptions of preferred shares (or units) of $50.0 million.

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

As of June 30, 2015, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of June 30, 2015, we had $37.1 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of June 30, 2015, the maximum borrowing capacity under this facility totaled $800.0 million, of which $785.2 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to sell properties and use the proceeds to fund development and potential property acquisitions.

The following table summarizes our contractual obligations as of June 30, 2015 (in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$186,175	$266,062	$4,110	$—	$120,000	$1,543,551	$2,119,898
Scheduled principal payments	3,376	5,337	2,137	2,036	2,094	7,938	22,918
Interest on debt (3)	46,927	71,521	62,047	61,746	60,491	181,003	483,735
New construction and redevelopment obligations (4)(5)	29,099	2,034	1,175	—	—	—	32,308
Third-party construction and development obligations (5)(6)	14,463	7,021	—	—	—	—	21,484
Capital expenditures for operating properties (5)(7)	19,581	16,469	3,781	—	—	—	39,831
Operating leases (8)	432	863	791	749	729	76,721	80,285
Other purchase obligations	1,040	1,534	734	371	362	410	4,451
Total contractual cash obligations	$301,093	$370,841	$74,775	$64,902	$183,676	$1,809,623	$2,804,910

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $12.6 million. As of June 30, 2015, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation. Maturities also include $100.0 million in 2016 that may be extended to 2017, subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of June 30, 2015 for the terms of such debt.  For variable rate debt, the amounts reflected above used June 30, 2015 interest rates on variable rate debt in computing interest costs for the terms of such debt.

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

We expect to spend more than $170 million on construction and development costs and approximately $40 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2015.  We expect to fund the construction and development costs and our acquisition of an operating property using cash on hand and borrowings under our Revolving Credit Facility.  We expect to use proceeds from the disposition of properties held for sale to repay future borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of June 30, 2015, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the six months ended June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the recognition of revenue from contracts with customers. Under this guidance, an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are required to adopt this guidance for our annual and interim periods beginning January 1, 2018, using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the financial impact of this guidance on our consolidated financial statements.

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

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We expect that the application of this guidance will not materially affect our consolidated financial statements.

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

The following table sets forth as of June 30, 2015 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt (1)	$153,094	$171,399	$6,247	$2,036	$2,094	$1,251,489	$1,586,359
Weighted average interest rate (2)	10.56%	7.19%	5.18%	4.61%	4.60%	4.31%	5.23%
Variable rate debt (3)	$36,457	$100,000	$—	$—	$120,000	$300,000	$556,457
Weighted average interest rate (4)	2.43%	1.69%	—%	—%	2.28%	1.59%	1.81%

(1)
Represents principal maturities only and therefore excludes net discounts of $12.6 million. As of June 30, 2015, maturities in 2015 include $150.0 million pertaining to a nonrecourse mortgage loan secured by two operating properties the title for which we expect to transfer to extinguish our debt obligation in connection with loan default proceedings.

(2)
Excluding the incremental additional interest rate associated with the default rate on the mortgage loan discussed above, the rate would be 5.66% for the fixed rate debt maturing in 2015 and 4.76% for the total fixed rate debt.

(3)	As of June 30, 2015, maturities include $100 million in 2016 that may be extended to 2017, subject to certain conditions.

(4)	The amounts reflected above used June 30, 2015 interest rates on variable rate debt.

The fair value of our debt was $2.1 billion as of June 30, 2015.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $108 million as of June 30, 2015.

The following table sets forth information pertaining to interest rate swap contracts in place as of June 30, 2015 and December 31, 2014 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	June 30, 2015	December 31, 2014
$100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	$(110)	$(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	(110)	(407)
36,457	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	(171)	(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(405)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(410)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(849)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(1,066)	35
						$(3,121)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $1.5 million in the six months ended June 30, 2015 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of June 30, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

10.1
Thirty-Second Amendment to Second Amended and Restated Limited Partnership Agreement of Corporate Office Properties, L.P., dated April 15, 2015 (filed with the Company’s Current Report on Form 8-K dated April 21, 2015 and incorporated herein by reference).

10.2
Amended, Restated and Consolidated Credit Agreement, dated as of May 6, 2015, by and among Corporate Office Properties, L.P.; Corporate Office Properties Trust; KeyBank National Association; KeyBanc Capital Markets, Inc.; J.P. Morgan Securities LLC; JPMorgan Chase Bank, N.A.; Bank of America, N.A.; PNC Bank, National Association; Royal Bank of Canada; Wells Fargo Bank, National Association; Barclays Bank PLC; Regions Bank; Citizens Bank of Pennsylvania; and Citibank, N.A. (filed with the Company’s Current Report on Form 8-K dated May 12, 2015 and incorporated herein by reference).

10.3
Letter Agreement, dated June 2, 2015, between Corporate Office Properties Trust, Corporate Office Properties, L.P., and Karen M. Singer (filed with the Company’s Current Report on Form 8-K dated June 5, 2015 and incorporated herein by reference).

10.4
Third Supplemental Indenture, dated as of June 29, 2015, among Corporate Office Properties, L.P., as issuer, Corporate Office Properties Trust, as guarantor, and U.S. Bank National Association, as trustee (filed with the Company’s Current Report on Form 8-K dated July 1, 2015 and incorporated herein by reference).

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	August 3, 2015	Dated:	August 3, 2015