Form 10-Q
period 2015-09-30
CORPORATE OFFICE PROPERTIES TRUST; Corporate Office Properties, L.P.
filed 2015-11-04
CIK 860546, 1577966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Corporate Office Properties Trust ☐ Yes   ☒ No
Corporate Office Properties, L.P. ☐ Yes   ☒ No

As of October 16, 2015, 94,533,250 of Corporate Office Properties Trust’s Common Shares of Beneficial Interest, $0.01 par value, were issued and outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) and Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” refer collectively to COPT, COPLP and their subsidiaries.

COPT is a real estate investment trust, or REIT, and the sole general partner of COPLP. As of September 30, 2015, COPT owned approximately 96.3% of the outstanding common units and approximately 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT controls COPLP and can cause it to enter into major transactions including acquisitions, dispositions and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

FORM 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements

Corporate Office Properties Trust and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,932,843	$2,751,488
Projects in development or held for future development	414,757	545,426
Total properties, net	3,347,600	3,296,914
Assets held for sale, net	150,572	14,339
Cash and cash equivalents	3,840	6,077
Restricted cash and marketable securities	9,286	9,069
Accounts receivable (net of allowance for doubtful accounts of $2,010 and $717, respectively)	19,962	26,901
Deferred rent receivable (net of allowance of $1,816 and $1,418, respectively)	103,064	95,910
Intangible assets on real estate acquisitions, net	106,174	43,854
Deferred leasing and financing costs, net	64,367	64,797
Investing receivables	46,821	52,147
Prepaid expenses and other assets, net	66,787	60,249
Total assets	$3,918,473	$3,670,257
Liabilities and equity
Liabilities:
Debt, net	$2,121,240	$1,920,057
Accounts payable and accrued expenses	98,551	123,035
Rents received in advance and security deposits	34,504	31,011
Dividends and distributions payable	30,182	29,862
Deferred revenue associated with operating leases	20,113	13,031
Interest rate derivatives	5,844	1,855
Other liabilities	8,524	12,105
Total liabilities	2,318,958	2,130,956
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	19,608	18,417
Equity:
Corporate Office Properties Trust’s shareholders’ equity:
Preferred Shares of beneficial interest at liquidation preference ($0.01 par value; 25,000,000 shares authorized; issued and outstanding of 7,431,667 at September 30, 2015 and December 31, 2014)	199,083	199,083
Common Shares of beneficial interest ($0.01 par value; 125,000,000 shares authorized, shares issued and outstanding of 94,533,670 at September 30, 2015 and 93,255,284 at December 31, 2014)	945	933
Additional paid-in capital	2,002,730	1,969,968
Cumulative distributions in excess of net income	(686,986)	(717,264)
Accumulated other comprehensive loss	(5,823)	(1,297)
Total Corporate Office Properties Trust’s shareholders’ equity	1,509,949	1,451,423
Noncontrolling interests in subsidiaries:
Common units in COPLP	50,992	51,534
Preferred units in COPLP	8,800	8,800
Other consolidated entities	10,166	9,127
Noncontrolling interests in subsidiaries	69,958	69,461
Total equity	1,579,907	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,918,473	$3,670,257

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$109,080	$96,207	$312,826	$288,574
Tenant recoveries and other real estate operations revenue	24,606	22,069	71,761	70,538
Construction contract and other service revenues	17,058	34,739	97,554	80,390
Total revenues	150,744	153,015	482,141	439,502
Expenses
Property operating expenses	48,897	43,056	145,996	136,600
Depreciation and amortization associated with real estate operations	38,403	30,237	103,788	104,728
Construction contract and other service expenses	16,132	33,593	94,923	75,353
Impairment losses	2,307	66	3,545	1,368
General, administrative and leasing expenses	7,439	7,211	22,864	22,882
Business development expenses and land carry costs	5,573	1,430	10,986	4,107
Total operating expenses	118,751	115,593	382,102	345,038
Operating income	31,993	37,422	100,039	94,464
Interest expense	(24,121)	(24,802)	(66,727)	(69,107)
Interest and other income	692	1,191	3,217	3,775
Gain (loss) on early extinguishment of debt	85,745	(176)	85,677	(446)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	94,309	13,635	122,206	28,686
Equity in income of unconsolidated entities	18	193	52	206
Income tax expense	(48)	(101)	(153)	(257)
Income from continuing operations	94,279	13,727	122,105	28,635
Discontinued operations	—	191	156	4
Income before gain on sales of real estate	94,279	13,918	122,261	28,639
Gain on sales of real estate	15	10,630	4,000	10,630
Net income	94,294	24,548	126,261	39,269
Net income attributable to noncontrolling interests:
Common units in COPLP	(3,357)	(768)	(4,231)	(942)
Preferred units in COPLP	(165)	(165)	(495)	(495)
Other consolidated entities	(972)	(895)	(2,599)	(2,481)
Net income attributable to COPT	89,800	22,720	118,936	35,351
Preferred share dividends	(3,552)	(3,553)	(10,657)	(12,387)
Issuance costs associated with redeemed preferred shares	—	—	—	(1,769)
Net income attributable to COPT common shareholders	$86,248	$19,167	$108,279	$21,195
Net income attributable to COPT:
Income from continuing operations	$89,800	$22,537	$118,783	$35,342
Discontinued operations, net	—	183	153	9
Net income attributable to COPT	$89,800	$22,720	$118,936	$35,351
Basic earnings per common share (1)
Income from continuing operations	$0.91	$0.22	$1.15	$0.24
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24
Diluted earnings per common share (1)
Income from continuing operations	$0.91	$0.22	$1.15	$0.24
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24
Dividends declared per common share	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common share are calculated based on amounts attributable to common shareholders of Corporate Office Properties Trust.
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$94,294	$24,548	$126,261	$39,269
Other comprehensive (loss) income
Unrealized (losses) gains on interest rate derivatives	(3,638)	1,015	(6,720)	(4,738)
Losses on interest rate derivatives included in interest expense	915	756	2,457	2,170
Equity in other comprehensive loss of equity method investee	—	—	(264)	—
Other comprehensive (loss) income	(2,723)	1,771	(4,527)	(2,568)
Comprehensive income	91,571	26,319	121,734	36,701
Comprehensive income attributable to noncontrolling interests	(4,453)	(1,968)	(7,324)	(3,960)
Comprehensive income attributable to COPT	$87,118	$24,351	$114,410	$32,741

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Preferred Shares	Common Shares	Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013 (87,394,512 common shares outstanding)	$249,083	$874	$1,814,015	$(641,868)	$3,480	$71,665	$1,497,249
Redemption of preferred shares (2,000,000 shares)	(50,000)	—	1,769	(1,769)	—	—	(50,000)
Conversion of common units to common shares (117,149 shares)	—	1	1,544	—	—	(1,545)	—
Costs associated with common shares issued to the public	—	—	(7)	—	—	—	(7)
Exercise of share options (57,888 shares)	—	—	1,359	—	—	—	1,359
Share-based compensation (142,182 shares issued, net of redemptions)	—	2	5,247	—	—	—	5,249
Redemption of vested equity awards	—	—	(1,389)	—	—	—	(1,389)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(248)	—	—	248	—
Comprehensive income	—	—	—	35,351	(2,609)	2,313	35,055
Dividends	—	—	—	(84,692)	—	—	(84,692)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,710)	(3,710)
Contributions from noncontrolling interests in other consolidated entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(1,606)	(1,606)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(7)	—	—	—	(7)
Balance at September 30, 2014 (87,711,731 common shares outstanding)	$199,083	$877	$1,822,283	$(692,978)	$871	$67,368	$1,397,504

Balance at December 31, 2014 (93,255,284 common shares outstanding)	$199,083	$933	$1,969,968	$(717,264)	$(1,297)	$69,461	$1,520,884
Conversion of common units to common shares (160,160 shares)	—	2	2,149	—	—	(2,151)	—
Common shares issued under at-the-market program (890,241 shares)	—	9	26,526	—	—	—	26,535
Exercise of share options (76,474 shares)	—	—	2,008	—	—	—	2,008
Share-based compensation (151,511 shares issued, net of redemptions)	—	1	5,599	—	—	—	5,600
Redemption of vested equity awards	—	—	(2,330)	—	—	—	(2,330)
Adjustments to noncontrolling interests resulting from changes in ownership of COPLP	—	—	(591)	—	—	591	—
Comprehensive income	—	—	—	118,936	(4,526)	5,634	120,044
Dividends	—	—	—	(88,658)	—	—	(88,658)
Distributions to owners of common and preferred units in COPLP	—	—	—	—	—	(3,530)	(3,530)
Distributions to noncontrolling interests in other consolidated entities	—	—	—	—	—	(47)	(47)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	(599)	—	—	—	(599)
Balance at September 30, 2015 (94,533,670 common shares outstanding)	$199,083	$945	$2,002,730	$(686,986)	$(5,823)	$69,958	$1,579,907
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$373,607	$358,212
Construction contract and other service revenues received	104,817	62,170
Property operating expenses paid	(146,274)	(141,489)
Construction contract and other service expenses paid	(112,614)	(58,218)
General, administrative, leasing, business development and land carry costs paid	(29,620)	(22,288)
Interest expense paid	(46,278)	(54,683)
Payments in connection with early extinguishment of debt	(18)	(104)
Interest and other income received	4,130	448
Income taxes (paid) refunded	(8)	200
Net cash provided by operating activities	147,742	144,248
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(202,866)	—
Construction, development and redevelopment	(174,434)	(150,862)
Tenant improvements on operating properties	(18,129)	(17,754)
Other capital improvements on operating properties	(12,610)	(21,179)
Proceeds from dispositions of properties	45,066	57,973
Investing receivables funded	(22)	(3,610)
Investing receivables payments received	5,114	10,278
Leasing costs paid	(8,603)	(10,549)
Increase in prepaid expenses and other assets associated with investing activities	(4,348)	(1,260)
Other	(457)	(83)
Net cash used in investing activities	(371,289)	(137,046)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	422,000	115,000
Unsecured senior notes	296,580	297,342
Other debt proceeds	50,000	11,569
Repayments of debt
Revolving Credit Facility	(418,000)	(115,000)
Scheduled principal amortization	(5,011)	(4,914)
Other debt repayments	(50,681)	(183,059)
Deferred financing costs paid	(5,377)	(694)
Net proceeds from issuance of common shares	28,567	1,352
Redemption of preferred shares	—	(50,000)
Common share dividends paid	(77,641)	(72,217)
Preferred share dividends paid	(10,657)	(13,179)
Distributions paid to noncontrolling interests in COPLP	(3,581)	(3,786)
Redemption of vested equity awards	(2,330)	(1,389)
Other	(2,559)	(2,582)
Net cash provided by (used in) financing activities	221,310	(21,557)
Net decrease in cash and cash equivalents	(2,237)	(14,355)
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$3,840	$40,018
See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$126,261	$39,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	105,397	106,619
Impairment losses	3,779	1,371
Amortization of deferred financing costs	3,339	3,646
Increase in deferred rent receivable	(11,939)	(2,738)
Amortization of net debt discounts	805	659
Gain on sales of real estate	(4,000)	(10,654)
Share-based compensation	4,949	4,563
(Gain) loss on early extinguishment of debt	(86,075)	458
Other	1,922	(2,446)
Operating changes in assets and liabilities:
Decrease in accounts receivable	6,526	6,815
Increase in restricted cash and marketable securities	(1,102)	(2,591)
Increase in prepaid expenses and other assets, net	(5,228)	(26,553)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(655)	24,247
Increase in rents received in advance and security deposits	3,763	1,583
Net cash provided by operating activities	$147,742	$144,248
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(11,722)	$(174)
Debt assumed on acquisition of operating property	$55,490	$—
Other liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in property in connection with surrender of property in settlement of debt	$(82,738)	$—
Decrease in debt in connection with surrender of property in settlement of debt	$(150,000)	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(4,263)	$(2,613)
Equity in other comprehensive loss of an equity method investee	$(264)	$—
Dividends/distribution payable	$30,182	$28,344
Decrease in noncontrolling interests and increase in shareholders’ equity in connection with the conversion of common units into common shares	$2,151	$1,545
Adjustments to noncontrolling interests resulting from changes in COPLP ownership	$591	$248
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$599	$7

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except unit data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Properties, net:
Operating properties, net	$2,932,843	$2,751,488
Projects in development or held for future development	414,757	545,426
Total properties, net	3,347,600	3,296,914
Assets held for sale, net	150,572	14,339
Cash and cash equivalents	3,840	6,077
Restricted cash and marketable securities	3,787	3,187
Accounts receivable (net of allowance for doubtful accounts of $2,010 and $717, respectively)	19,962	26,901
Deferred rent receivable (net of allowance of $1,816 and $1,418, respectively)	103,064	95,910
Intangible assets on real estate acquisitions, net	106,174	43,854
Deferred leasing and financing costs, net	64,367	64,797
Investing receivables	46,821	52,147
Prepaid expenses and other assets, net	66,787	60,249
Total assets	$3,912,974	$3,664,375
Liabilities and equity
Liabilities:
Debt, net	$2,121,240	$1,920,057
Accounts payable and accrued expenses	98,551	123,035
Rents received in advance and security deposits	34,504	31,011
Distributions payable	30,182	29,862
Deferred revenue associated with operating leases	20,113	13,031
Interest rate derivatives	5,844	1,855
Other liabilities	3,025	6,223
Total liabilities	2,313,459	2,125,074
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	19,608	18,417
Equity:
Corporate Office Properties, L.P.’s equity:
Preferred units
General partner, preferred units outstanding of 7,431,667 at September 30, 2015 and December 31, 2014	199,083	199,083
Limited partner, 352,000 preferred units outstanding at September 30, 2015 and December 31, 2014	8,800	8,800
Common units, 94,533,670 and 93,255,284 held by the general partner and 3,677,391 and 3,837,551 held by limited partners at September 30, 2015 and December 31, 2014, respectively	1,367,904	1,305,219
Accumulated other comprehensive loss	(6,086)	(1,381)
Total Corporate Office Properties, L.P.’s equity	1,569,701	1,511,721
Noncontrolling interests in subsidiaries	10,206	9,163
Total equity	1,579,907	1,520,884
Total liabilities, redeemable noncontrolling interest and equity	$3,912,974	$3,664,375
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$109,080	$96,207	$312,826	$288,574
Tenant recoveries and other real estate operations revenue	24,606	22,069	71,761	70,538
Construction contract and other service revenues	17,058	34,739	97,554	80,390
Total revenues	150,744	153,015	482,141	439,502
Expenses
Property operating expenses	48,897	43,056	145,996	136,600
Depreciation and amortization associated with real estate operations	38,403	30,237	103,788	104,728
Construction contract and other service expenses	16,132	33,593	94,923	75,353
Impairment losses	2,307	66	3,545	1,368
General, administrative and leasing expenses	7,439	7,211	22,864	22,882
Business development expenses and land carry costs	5,573	1,430	10,986	4,107
Total operating expenses	118,751	115,593	382,102	345,038
Operating income	31,993	37,422	100,039	94,464
Interest expense	(24,121)	(24,802)	(66,727)	(69,107)
Interest and other income	692	1,191	3,217	3,775
Gain (loss) on early extinguishment of debt	85,745	(176)	85,677	(446)
Income from continuing operations before equity in income of unconsolidated entities and income taxes	94,309	13,635	122,206	28,686
Equity in income of unconsolidated entities	18	193	52	206
Income tax expense	(48)	(101)	(153)	(257)
Income from continuing operations	94,279	13,727	122,105	28,635
Discontinued operations	—	191	156	4
Income before gain on sales of real estate	94,279	13,918	122,261	28,639
Gain on sales of real estate	15	10,630	4,000	10,630
Net income	94,294	24,548	126,261	39,269
Net income attributable to noncontrolling interests in consolidated entities	(972)	(897)	(2,602)	(2,471)
Net income attributable to COPLP	93,322	23,651	123,659	36,798
Preferred unit distributions	(3,717)	(3,718)	(11,152)	(12,882)
Issuance costs associated with redeemed preferred units	—	—	—	(1,769)
Net income attributable to COPLP common unitholders	$89,605	$19,933	$112,507	$22,147
Net income attributable to COPLP:
Income from continuing operations	$93,322	$23,460	$123,500	$36,789
Discontinued operations, net	—	191	159	9
Net income attributable to COPLP	$93,322	$23,651	$123,659	$36,798
Basic earnings per common unit (1)
Income from continuing operations	$0.91	$0.22	$1.15	$0.24
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24
Diluted earnings per common unit (1)
Income from continuing operations	$0.91	$0.22	$1.15	$0.24
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24
Distributions declared per common unit	$0.275	$0.275	$0.825	$0.825
(1) Basic and diluted earnings per common unit are calculated based on amounts attributable to common unitholders of Corporate Office Properties, L.P.
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$94,294	$24,548	$126,261	$39,269
Other comprehensive (loss) income
Unrealized gains (losses) on interest rate derivatives	(3,638)	1,015	(6,720)	(4,738)
Losses on interest rate derivatives included in interest expense	915	756	2,457	2,170
Equity in other comprehensive loss of equity method investee	—	—	(264)	—
Other comprehensive (loss) income	(2,723)	1,771	(4,527)	(2,568)
Comprehensive income	91,571	26,319	121,734	36,701
Comprehensive income attributable to noncontrolling interests	(1,035)	(964)	(2,780)	(2,630)
Comprehensive income attributable to COPLP	$90,536	$25,355	$118,954	$34,071

See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)
(unaudited)

	Limited Partner Preferred Units		General Partner Preferred Units		Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries
	Units	Amount	Units	Amount	Units	Amount			Total Equity
Balance at December 31, 2013	352,000	$8,800	9,431,667	$249,083	91,372,212	$1,226,318	$3,605	$9,443	$1,497,249
Redemption of preferred units resulting from redemption of preferred shares	—	—	(2,000,000)	(50,000)	—	—	—	—	(50,000)
Costs associated with common shares issued to the public	—	—	—	—	—	(7)	—	—	(7)
Issuance of common units resulting from exercise of share options	—	—	—	—	57,888	1,359	—	—	1,359
Share-based compensation (units net of redemption)	—	—	—	—	142,182	5,249	—	—	5,249
Redemptions of vested equity awards	—	—	—	—	—	(1,389)	—	—	(1,389)
Comprehensive income	—	495	—	12,387	—	23,916	(2,726)	983	35,055
Distributions to owners of common and preferred units	—	(495)	—	(12,387)	—	(75,520)	—	—	(88,402)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,606)	(1,606)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	3	3
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(7)	—	—	(7)
Balance at September 30, 2014	352,000	$8,800	7,431,667	$199,083	91,572,282	$1,179,919	$879	$8,823	$1,397,504

Balance at December 31, 2014	352,000	$8,800	7,431,667	$199,083	97,092,835	$1,305,219	$(1,381)	$9,163	$1,520,884
Issuance of common units resulting from common shares issued under at-the-market program	—	—	—	—	890,241	26,535	—	—	26,535
Issuance of common units resulting from exercise of share options	—	—	—	—	76,474	2,008	—	—	2,008
Share-based compensation (units net of redemption)	—	—	—	—	151,511	5,600	—	—	5,600
Redemptions of vested equity awards	—	—	—	—	—	(2,330)	—	—	(2,330)
Comprehensive income	—	495	—	10,657	—	112,507	(4,705)	1,090	120,044
Distributions to owners of common and preferred units	—	(495)	—	(10,657)	—	(81,036)	—	—	(92,188)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(47)	(47)
Adjustment to arrive at fair value of redeemable noncontrolling interest	—	—	—	—	—	(599)	—	—	(599)
Balance at September 30, 2015	352,000	$8,800	7,431,667	$199,083	98,211,061	$1,367,904	$(6,086)	$10,206	$1,579,907
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Revenues from real estate operations received	$373,607	$358,212
Construction contract and other service revenues received	104,817	62,170
Property operating expenses paid	(146,274)	(141,489)
Construction contract and other service expenses paid	(112,614)	(58,218)
General, administrative, leasing, business development and land carry costs paid	(29,620)	(22,288)
Interest expense paid	(46,278)	(54,683)
Payments in connection with early extinguishment of debt	(18)	(104)
Interest and other income received	4,130	448
Income taxes (paid) refunded	(8)	200
Net cash provided by operating activities	147,742	144,248
Cash flows from investing activities
Acquisitions of operating properties and related intangible assets	(202,866)	—
Construction, development and redevelopment	(174,434)	(150,862)
Tenant improvements on operating properties	(18,129)	(17,754)
Other capital improvements on operating properties	(12,610)	(21,179)
Proceeds from dispositions of properties	45,066	57,973
Investing receivables funded	(22)	(3,610)
Investing receivables payments received	5,114	10,278
Leasing costs paid	(8,603)	(10,549)
Increase in prepaid expenses and other assets associated with investing activities	(4,348)	(1,260)
Other	(457)	(83)
Net cash used in investing activities	(371,289)	(137,046)
Cash flows from financing activities
Proceeds from debt
Revolving Credit Facility	422,000	115,000
Unsecured senior notes	296,580	297,342
Other debt proceeds	50,000	11,569
Repayments of debt
Revolving Credit Facility	(418,000)	(115,000)
Scheduled principal amortization	(5,011)	(4,914)
Other debt repayments	(50,681)	(183,059)
Deferred financing costs paid	(5,377)	(694)
Net proceeds from issuance of common units	28,567	1,352
Redemption of preferred units	—	(50,000)
Common unit distributions paid	(80,727)	(75,508)
Preferred unit distributions paid	(11,152)	(13,674)
Redemption of vested equity awards	(2,330)	(1,389)
Other	(2,559)	(2,582)
Net cash provided by (used in) financing activities	221,310	(21,557)
Net decrease in cash and cash equivalents	(2,237)	(14,355)
Cash and cash equivalents
Beginning of period	6,077	54,373
End of period	$3,840	$40,018
See accompanying notes to consolidated financial statements.

Corporate Office Properties, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Reconciliation of net income to net cash provided by operating activities:
Net income	$126,261	$39,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	105,397	106,619
Impairment losses	3,779	1,371
Amortization of deferred financing costs	3,339	3,646
Increase in deferred rent receivable	(11,939)	(2,738)
Amortization of net debt discounts	805	659
Gain on sales of real estate	(4,000)	(10,654)
Share-based compensation	4,949	4,563
(Gain) loss on early extinguishment of debt	(86,075)	458
Other	1,922	(2,446)
Operating changes in assets and liabilities:
Decrease in accounts receivable	6,526	6,815
Increase in restricted cash and marketable securities	(1,485)	(2,558)
Increase in prepaid expenses and other assets, net	(5,228)	(26,553)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(272)	24,214
Increase in rents received in advance and security deposits	3,763	1,583
Net cash provided by operating activities	$147,742	$144,248
Supplemental schedule of non-cash investing and financing activities:
Decrease in accrued capital improvements, leasing and other investing activity costs	$(11,722)	$(174)
Debt assumed on acquisition of operating property	$55,490	$—
Other liabilities assumed on acquisition of operating properties	$5,265	$—
Decrease in property in connection with surrender of property in settlement of debt	$(82,738)	$—
Decrease in debt in connection with surrender of property in settlement of debt	$(150,000)	$—
Decrease in fair value of derivatives applied to accumulated other comprehensive loss and noncontrolling interests	$(4,263)	$(2,613)
Equity in other comprehensive loss of an equity method investee	$(264)	$—
Distributions payable	$30,182	$28,344
Increase in redeemable noncontrolling interest and decrease in equity to carry redeemable noncontrolling interest at fair value	$599	$7

See accompanying notes to consolidated financial statements.

Corporate Office Properties Trust and Subsidiaries and Corporate Office Properties, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.    Organization

Corporate Office Properties Trust (“COPT”) and subsidiaries (collectively, the “Company”) is a fully-integrated and self-managed real estate investment trust (“REIT”). Corporate Office Properties, L.P. (“COPLP”) and subsidiaries (collectively, the “Operating Partnership”) is the entity through which COPT, the sole general partner of COPLP, conducts almost all of its operations and owns almost all of its assets. Unless otherwise expressly stated or the context otherwise requires, “we”, “us” and “our” as used herein refer to each of the Company and the Operating Partnership. We focus primarily on serving the specialized requirements of United States Government agencies and their contractors, most of whom are engaged in national security and information technology related activities. We generally acquire, develop, manage and lease office and data center properties concentrated in large office parks located near knowledge-based government demand drivers and/or in targeted markets or submarkets in the Greater Washington, DC/Baltimore region. As of September 30, 2015, our properties included the following:

•	183 operating office properties totaling 18.8 million square feet;

•
10 office properties under, or contractually committed for, construction or redevelopment that we estimate will total approximately 1.2 million square feet upon completion, including one partially operational property included above;

•	1,450 acres of land we control that we believe are potentially developable into approximately 17.7 million square feet; and

•	a wholesale data center with a critical load of 19.25 megawatts.

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

Equity interests in COPLP are in the form of common and preferred units. As of September 30, 2015, COPT owned 96.3% of the outstanding COPLP common units (“common units”) and 95.5% of the outstanding COPLP preferred units (“preferred units”); the remaining common and preferred units in COPLP were owned by third parties. Common units in COPLP not owned by COPT carry certain redemption rights. The number of common units in COPLP owned by COPT is equivalent to the number of outstanding common shares of beneficial interest (“common shares”) of COPT, and the entitlement of all COPLP common units to quarterly distributions and payments in liquidation is substantially the same as those of COPT common shareholders. Similarly, in the case of each series of preferred units in COPLP held by COPT, there is a series of preferred shares of beneficial interest (“preferred shares”) in COPT that is equivalent in number and carries substantially the same terms as such series of COPLP preferred units. COPT’s common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “OFC”.

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

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance was further updated in August 2015 with respect to debt issuance costs of line-of-credit arrangements to note that it will be permissible for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We expect that the application of this guidance will not materially affect our consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the statement of operations or disclosed in the notes. This guidance is effective for annual reporting periods beginning after December 15, 2015.  This guidance will be applied prospectively for measurement period adjustments that occur after the effective date.  We expect that the application of this guidance will not materially affect our consolidated financial statements.

3.     Fair Value Measurements

For a description on how we estimate fair value, see Note 3 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

Recurring Fair Value Measurements

Our partner in a real estate joint venture has the right to require us to acquire its interest at fair value beginning in March 2020; accordingly, we classify the fair value of our partner’s interest as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet. In determining the fair value of our partner’s interest as of September 30, 2015, we used a discount rate of 15.5% which factored in risk appropriate to the level of future property development expected to be undertaken by the joint venture. A significant increase (decrease) in the discount rate used in determining the fair value would result in a significantly (lower) higher fair value. Given our reliance on the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. Please refer to Note 11 for a rollforward of the activity for redeemable noncontrolling interest.

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

COPT and Subsidiaries

The table below sets forth financial assets and liabilities of COPT and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Marketable securities in deferred compensation plan (1)
Mutual funds	$5,395	$—	$—	$5,395
Other	104	—	—	104
Warrants to purchase common stock (2)	—	42	—	42
Total assets	$5,499	$42	$—	$5,541
Liabilities:
Deferred compensation plan liability (3)	$—	$5,499	$—	$5,499
Interest rate derivatives	—	5,844	—	5,844
Total liabilities	$—	$11,343	$—	$11,343
Redeemable noncontrolling interest	$—	$—	$19,608	$19,608

(1) Included in the line entitled “restricted cash and marketable securities” on COPT’s consolidated balance sheet.
(2) Included in the line entitled “prepaid expenses and other assets” on COPT’s consolidated balance sheet.
(3) Included in the line entitled “other liabilities” on COPT’s consolidated balance sheet.

COPLP and Subsidiaries

The table below sets forth financial assets and liabilities of COPLP and its subsidiaries that are accounted for at fair value on a recurring basis as of September 30, 2015 and the hierarchy level of inputs used in measuring their respective fair values under applicable accounting standards (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)	Total
Assets:
Warrants to purchase common stock (1)	$—	$42	$—	$42
Liabilities:
Interest rate derivatives	$—	$5,844	$—	$5,844
Redeemable noncontrolling interest	$—	$—	$19,608	$19,608

(1) Included in the line entitled “prepaid expenses and other assets” on COPLP’s consolidated balance sheet.

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2015, we recognized the following impairment losses resulting from nonrecurring fair value measurements:

•
$1.3 million primarily in the three months ended June 30, 2015 on a property in Northern Virginia that we sold on July 27, 2015 following receipt of an unsolicited offer. This property’s carrying value exceeded its fair value less costs to sell; and

•
$2.3 million in the three months ended September 30, 2015 on three properties in the Greater Baltimore, Maryland (“Greater Baltimore”) region that we concluded no longer met our investment criteria during the period and whose carrying amounts exceeded their estimated fair values less costs to sell. These properties were reclassified as held for sale.

The table below sets forth the fair value hierarchy of the valuation technique we used to determine the fair values of these properties (dollars in thousands):

Fair Values of Properties Held as of September 30, 2015
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Assets held for sale, net (1)	$—	$—	$7,225	$7,225

(1) Represents estimated fair values less costs to sell.

The table below sets forth quantitative information about significant unobservable inputs used for the Level 3 fair value measurements reported above as of September 30, 2015 (dollars in thousands):

Valuation Technique	Fair Values on Measurement Date	Unobservable Input	Range (Weighted Average) (1)
Discounted cash flow	$7,225	Discount rate	8.25%
		Terminal capitalization rate	7.75%
		Market rent growth rate	2.0%
		Expense growth rate	2.0%

(1) Only one value applied for these unobservable inputs.

During the nine months ended September 30, 2014, we recognized impairment losses totaling $1.4 million primarily in connection with certain of our operating properties in the Greater Baltimore region that were disposed of during the period. After shortening our expected holding period for these properties during the period, we determined that the carrying amount of the properties would not likely be recovered from the cash flows from the operations and sales of the properties over the shortened period.

4.    Properties, Net

Operating properties, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$466,701	$439,355
Buildings and improvements	3,141,889	3,015,216
Less: Accumulated depreciation	(675,747)	(703,083)
Operating properties, net	$2,932,843	$2,751,488

During the nine months ended September 30, 2014, we recognized $12.9 million in additional depreciation expense resulting from our revision of the useful life of a property in Greater Philadelphia, Pennsylvania (“Greater Philadelphia”) that was removed from service for redevelopment.

Projects in development or held for future development consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$207,748	$214,977
Development in progress, excluding land	207,009	330,449
Projects in development or held for future development	$414,757	$545,426

As of September 30, 2015, we had 18 operating properties in Greater Baltimore and one in Northern Virginia classified as held for sale. The table below sets forth the components of assets held for sale on our consolidated balance sheet for these properties (in thousands):

September 30, 2015
Properties, net	$142,817
Deferred rent receivable	3,998
Intangible assets on real estate acquisitions, net	799
Deferred leasing costs, net	2,053
Lease incentives, net	905
Assets held for sale, net	$150,572

As of December 31, 2014, we had two land parcels in the Greater Baltimore region classified as held for sale with aggregate carrying amounts of $14.3 million that were sold during the nine months ended September 30, 2015.

2015 Acquisitions

In the nine months ended September 30, 2015, we acquired the following operating properties:

•	250 W. Pratt Street, a 367,000 square foot office property in Baltimore, Maryland that was 96.2% leased, for $61.9 million on March 19, 2015;

•	2600 Park Tower Drive, a 237,000 square foot office property in Vienna, Virginia (in the Northern Virginia region) that was 100% leased, for $80.5 million on April 15, 2015; and

•
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan with a fair value at assumption of $55.5 million.

The table below sets forth the allocation of the aggregate acquisition costs of these properties (in thousands):

Land, operating properties	$55,076
Building and improvements	139,520
Intangible assets on real estate acquisitions	75,846
Total assets	270,442
Below-market leases	(6,820)
Total acquisition cost	$263,622

Intangible assets recorded in connection with these acquisitions included the following (dollars in thousands):

		Weighted Average Amortization Period (in Years)
Tenant relationship value	$31,208	12
In-place lease value	35,231	7
Above-market leases	6,720	4
Below-market cost arrangements	2,687	40
	$75,846	10

These properties contributed revenues of $6.9 million for the three months ended September 30, 2015 and $11.2 million for the nine months ended September 30, 2015, and contributed net income from continuing operations of $487,000 for the three months ended September 30, 2015 and $697,000 for the nine months ended September 30, 2015. We expensed operating property acquisition costs of $2.7 million during the three months ended September 30, 2015 and $4.1 million during the nine months ended September 30, 2015 that are included in business development expenses and land carry costs on our consolidated statements of operations.

We accounted for these acquisitions as business combinations. We included the results of operations for the acquisitions in our consolidated statements of operations from their respective purchase dates through September 30, 2015. The following table presents pro forma information for COPT and subsidiaries as if these acquisitions had occurred on January 1, 2014. This pro forma information also includes adjustments to reclassify the operating property acquisition costs disclosed above from the 2015 periods in which they were incurred to the nine months ended September 30, 2014. The pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of what would have occurred had these acquisitions been made at that time or of results which may occur in the future (in thousands, except per shares amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Pro forma total revenues	$152,736	$162,085	$498,657	$467,224
Pro forma net income attributable to COPT common shareholders	$88,836	$19,683	$112,941	$19,266
Pro forma EPS:
Basic	$0.94	$0.22	$1.20	$0.22
Diluted	$0.94	$0.22	$1.20	$0.22

2015 Dispositions

In the nine months ended September 30, 2015, we completed the following dispositions of operating properties:

•	1550 Westbranch Drive, a 160,000 square foot office property in McLean, Virginia (in the Northern Virginia region) for $27.8 million on July 27, 2015; and

•
15000 and 15010 Conference Center Drive, two office properties in Chantilly, Virginia (in the Northern Virginia region) totaling 665,000 square feet. On August 28, 2015, ownership in these properties was transferred to the mortgage lender on a $150.0 million nonrecourse mortgage loan that was secured by the properties and we removed the debt obligation and accrued interest from our balance sheet. The properties had an estimated fair value of $99 million on the transfer date. Upon completion of this transfer, we recognized a gain on early extinguishment of debt of $84.8 million, representing the difference between the mortgage loan and accrued interest payable extinguished over the carrying value of the properties transferred as of the transfer date and related closing costs.

We also sold land during the nine months ended September 30, 2015 for $18.1 million and recognized gains of $4.0 million on the sales.

2015 Construction Activities

During the nine months ended September 30, 2015, we placed into service an aggregate of 897,000 square feet in seven newly constructed office properties located in Northern Virginia, San Antonio, Texas (“San Antonio”), Huntsville, Alabama (“Huntsville”) and the Baltimore/Washington Corridor, and 170,000 square feet in two properties redeveloped in Greater Philadelphia and St. Mary’s County, Maryland. As of September 30, 2015, we had six office properties under construction, or for which we were contractually committed to construct, that we estimate will total 1.0 million square feet upon completion (including one partially operational property), including four in Northern Virginia and two in the Baltimore/Washington Corridor. We also had four office properties under redevelopment that we estimate will total 156,000 square feet upon completion, all of which were located in the Baltimore/Washington Corridor.

5.    Real Estate Joint Ventures

The table below sets forth information pertaining to our material investments in consolidated real estate joint ventures as of September 30, 2015 (dollars in thousands):

		Nominal
		Ownership		September 30, 2015		(1)
	Date	% as of		Total	Encumbered	Total
	Acquired	9/30/2015	Nature of Activity	Assets	Assets	Liabilities
LW Redstone Company, LLC	3/23/2010	85%	Development and operation of real estate (2)	$144,906	$64,395	$39,093
M Square Associates, LLC	6/26/2007	50%	Development and operation of real estate (3)	58,840	48,301	38,117
				$203,746	$112,696	$77,210

(1)	Excludes amounts eliminated in consolidation.

(2)	This joint venture’s properties are in Huntsville.

(3)	This joint venture’s properties are in College Park, Maryland (in the Baltimore/Washington Corridor).

6.    Intangible Assets on Real Estate Acquisitions, Net

Intangible assets on real estate acquisitions consisted of the following, excluding amounts for properties held for sale (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
In-place lease value	$138,410	$87,667	$50,743	$123,759	$101,040	$22,719
Tenant relationship value	63,117	22,525	40,592	42,301	28,492	13,809
Below-market cost arrangements	15,102	6,505	8,597	12,415	5,984	6,431
Above-market leases	13,844	7,987	5,857	8,659	8,159	500
Market concentration premium	1,333	948	385	1,333	938	395
	$231,806	$125,632	$106,174	$188,467	$144,613	$43,854
Amortization of the intangible asset categories set forth above totaled $11.9 million in the nine months ended September 30, 2015 and $10.8 million in the nine months ended September 30, 2014. The approximate weighted average amortization periods of the categories set forth above follow (excluding amounts for properties held for sale): in-place lease value: six years; tenant relationship value: 11 years; below-market cost arrangements: 35 years; above-market leases: four years; and market concentration premium: 27 years. The approximate weighted average amortization period for all of the categories combined is 10 years. Estimated amortization expense associated with the intangible asset categories set forth above through 2020 follows (excluding amounts for properties held for sale): $5.1 million for the three months ending December 31, 2015; $19.7 million for 2016; $17.1 million for 2017; $12.3 million for 2018; $9.3 million for 2019; and $7.3 million for 2020.

7.     Investing Receivables

Investing receivables, including accrued interest thereon, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable from the City of Huntsville	$43,821	$49,147
Other investing loans receivable	3,000	3,000
	$46,821	$52,147

Our notes receivable from the City of Huntsville funded infrastructure costs in connection with our LW Redstone Company, LLC joint venture (see Note 5) and carry an interest rate of 9.95%.

We did not have an allowance for credit losses in connection with our investing receivables as of September 30, 2015 or December 31, 2014.  The fair value of these receivables approximated their carrying amounts as of September 30, 2015 and December 31, 2014.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expenses	$28,655	$20,570
Lease incentives, net	11,589	13,344
Furniture, fixtures and equipment, net	5,941	6,637
Construction contract costs incurred in excess of billings	4,722	6,656
Deferred tax asset, net (1)	4,015	4,002
Operating notes receivable	3,744	3,797
Equity method investments	1,626	2,368
Other assets	6,495	2,875
Prepaid expenses and other assets, net	$66,787	$60,249

(1) Includes a valuation allowance of $2.1 million.

Operating notes receivable reported above includes amounts due from tenants with remaining terms exceeding one year totaling $3.7 million as of September 30, 2015 and $3.6 million as of December 31, 2014; we carried allowances for estimated losses for $278,000 of the September 30, 2015 balance and $252,000 of the December 31, 2014 balance.

9.    Debt, Net

Our debt consisted of the following (dollars in thousands):

	Maximum
	Availability at	Carrying Value at			Scheduled Maturity
	September 30, 2015	September 30, 2015	December 31, 2014	Stated Interest Rates as of	as of
				September 30, 2015	September 30, 2015
Mortgage and Other Secured Loans:
Fixed rate mortgage loans (1)		$288,217	$387,139	3.96% - 7.87% (2)	2016-2024
Variable rate secured loan		36,249	36,877	LIBOR + 2.25% (3)	November 2015
Total mortgage and other secured loans		324,466	424,016
Revolving Credit Facility	$800,000	87,000	83,000	LIBOR + 0.875% to 1.60% (4)	May 2019
Term Loan Facilities	(5)	520,000	520,000	LIBOR + 0.90% to 2.60% (6)	2016-2020
Unsecured Senior Notes
3.600% Senior Notes (7)		347,691	347,496	3.60%	May 2023
5.250% Senior Notes (8)		246,074	245,797	5.25%	February 2024
3.700% Senior Notes (9)		297,830	297,569	3.70%	June 2021
5.000% Senior Note (10)		296,646	—	5.00%	July 2025
Unsecured notes payable		1,533	1,607	0% (11)	2026
4.25% Exchangeable Senior Notes (12)		—	572	N/A	(12)
Total debt, net		$2,121,240	$1,920,057

(1)
Several of the fixed rate mortgages carry interest rates that were above or below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying values of these loans reflect net unamortized premiums totaling $24,000 as of September 30, 2015 and $42,000 as of December 31, 2014. Please refer to Note 4 for disclosure pertaining to the removal of a $150.0 million nonrecourse mortgage loan from our balance sheet on August 28, 2015.

(2)	The weighted average interest rate on our fixed rate mortgage loans was 6.07% as of September 30, 2015.

(3)	The interest rate on the loan outstanding was 2.45% as of September 30, 2015.

(4)	The weighted average interest rate on the Revolving Credit Facility was 1.48% as of September 30, 2015.

(5)
We have the ability to borrow an additional $380.0 million in the aggregate under these term loan facilities, provided that there is no default under the facilities and subject to the approval of the lenders.

(6)	The weighted average interest rate on these loans was 1.78% as of September 30, 2015.

(7)
The carrying value of these notes included a principal amount of $350.0 million and an unamortized discount totaling $2.3 million as of September 30, 2015 and $2.5 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.70%.

(8)
The carrying value of these notes included a principal amount of $250.0 million and an unamortized discount totaling $3.9 million as of September 30, 2015 and $4.2 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 5.49%.

(9)
The carrying value of these notes included a principal amount of $300.0 million and an unamortized discount totaling $2.2 million as of September 30, 2015 and $2.4 million as of December 31, 2014.  The effective interest rate under the notes, including amortization of the issuance costs, was 3.85%.

(10) Refer to the paragraph below for disclosure pertaining to these notes.

(11)
These notes carry interest rates that were below market rates upon assumption and therefore were recorded at their fair value based on applicable effective interest rates.  The carrying value of these notes reflects an unamortized discount totaling $578,000 as of September 30, 2015 and $654,000 as of December 31, 2014.

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

On June 29, 2015, we issued a $300.0 million aggregate principal amount of 5.00% Senior Notes at an initial offering price of 99.510% of their face value. The proceeds from this issuance, after deducting underwriting discounts, but before other offering expenses, were $296.6 million. The notes mature on July 1, 2025. We may redeem the notes, in whole at any time or in part from time to time, at our option, at a redemption price equal to the greater of (1) the aggregate principal amount of the notes being redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption) discounted to its present value, on a semi-annual basis at an adjusted treasury rate plus 45 basis points, plus accrued and unpaid interest thereon to the date of redemption. The notes are unconditionally guaranteed by COPT. However, if this redemption occurs on or after three months prior to the maturity date, the redemption price will be equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. The carrying value of these notes reflects an unamortized discount totaling $3.4 million at September 30, 2015. The effective interest rate under the notes, including amortization of the issuance costs, was 5.15%.

We capitalized interest costs of $1.5 million in the three months ended September 30, 2015, $1.3 million in the three months ended September 30, 2014, $5.6 million in the nine months ended September 30, 2015 and $4.3 million in the nine months ended September 30, 2014.

The following table sets forth information pertaining to the fair value of our debt (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt
Unsecured Senior Notes	$1,188,241	$1,212,120	$890,862	$901,599
Other fixed-rate debt	289,750	298,198	389,318	356,377
Variable-rate debt	643,249	644,243	639,877	642,091
	$2,121,240	$2,154,561	$1,920,057	$1,900,067

10.    Interest Rate Derivatives

The following table sets forth the key terms and fair values of our interest rate swap derivatives (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2015	December 31, 2014
$36,249	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	$(44)	$(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(396)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(401)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(2,386)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,617)	35
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
						$(5,844)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Each of the one-month LIBOR interest rate swaps set forth in the table above was designated as a cash flow hedge of interest rate risk.

The table below sets forth the fair value of our interest rate derivatives as well as their classification on our consolidated balance sheets (in thousands):

	September 30, 2015		December 31, 2014
Derivatives	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps designated as cash flow hedges	Prepaid expenses and other assets	$—	Prepaid expenses and other assets	$274
Interest rate swaps designated as cash flow hedges	Interest rate derivatives	(5,844)	Interest rate derivatives	(1,855)

The table below presents the effect of our interest rate derivatives on our consolidated statements of operations and comprehensive income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of (loss) gain recognized in accumulated other comprehensive loss (“AOCL”) (effective portion)	$(3,638)	$1,015	$(6,720)	$(4,738)
Amount of losses reclassified from AOCL into interest expense (effective portion)	915	756	2,457	2,170

Over the next 12 months, we estimate that approximately $3.5 million of losses will be reclassified from AOCL as an increase to interest expense.

We have agreements with each of our interest rate derivative counterparties that contain provisions under which, if we default or are capable of being declared in default on defined levels of our indebtedness, we could also be declared in default on our derivative obligations.  These agreements also incorporate the loan covenant provisions of our indebtedness with a lender affiliate of the derivative counterparties.  Failure to comply with the loan covenant provisions could result in our being declared in default on any derivative instrument obligations covered by the agreements.  As of September 30, 2015, the fair value of interest rate derivatives in a liability position related to these agreements was $5.9 million, excluding the effects of accrued interest and credit valuation adjustments. As of September 30, 2015, we had not posted any collateral related to these agreements.  We are not in default with any of these provisions.  If we breached any of these provisions, we could be required to settle our obligations under the agreements at their termination value of $6.3 million.

11.    Redeemable Noncontrolling Interest

The table below sets forth the activity for a redeemable noncontrolling interest in a consolidated real estate joint venture (in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Beginning balance	$18,417	$17,758
Distributions to noncontrolling interest, net	(1,098)	(976)
Net income attributable to noncontrolling interest	1,690	1,647
Adjustment to arrive at fair value of interest	599	7
Ending balance	$19,608	$18,436

12.    Equity

During the nine months ended September 30, 2015, COPT issued 890,241 common shares at a weighted average price of $30.29 per share under its at-the-market (“ATM”) stock offering program established in October 2012. Net proceeds from the shares issued totaled $26.6 million, after payment of $0.4 million in commissions to sales agents. These net proceeds were contributed to COPLP in exchange for 890,241 common units. COPT’s remaining capacity under the ATM Plan is an aggregate gross sales price of $84.0 million in common share sales.

During the nine months ended September 30, 2015, certain COPLP limited partners redeemed 160,160 common units in COPLP for an equal number of common shares in COPT.

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

	Operating Office Property Segments
	Baltimore/ Washington Corridor	Northern Virginia	San Antonio	Huntsville	Washington, DC - Capitol Riverfront	St. Mary’s & King George Counties	Greater Baltimore	Greater Philadelphia	Other	Operating Wholesale Data Center	Total
Three Months Ended September 30, 2015
Revenues from real estate operations	$62,009	$23,332	$9,492	$3,061	$3,336	$3,550	$16,134	$4,126	$2,568	$6,078	$133,686
Property operating expenses	20,169	7,785	4,808	888	1,962	1,325	6,461	1,249	242	4,008	48,897
NOI from real estate operations	$41,840	$15,547	$4,684	$2,173	$1,374	$2,225	$9,673	$2,877	$2,326	$2,070	$84,789
Additions to long-lived assets	$7,943	$1,749	$—	$175	$1,098	$986	$128,933	$246	$(93)	$—	$141,037
Transfers from non-operating properties	$25,184	$34,195	$591	$1,207	$—	$1,408	$315	$5,506	$—	$73,804	$142,210
Three Months Ended September 30, 2014				—
Revenues from real estate operations	$58,883	$21,369	$9,031	$2,471	$3,524	$4,158	$10,436	$2,951	$2,541	$2,876	$118,240
Property operating expenses	19,457	7,500	5,100	763	1,824	1,277	3,810	837	260	2,053	42,881
NOI from real estate operations	$39,426	$13,869	$3,931	$1,708	$1,700	$2,881	$6,626	$2,114	$2,281	$823	$75,359
Additions to long-lived assets	$7,248	$5,898	$—	$455	$458	$5,189	$3,021	$625	$(125)	$24	$22,793
Transfers from non-operating properties	$22,680	$15,403	$—	$1,496	$—	$—	$495	$2,506	$—	$222	$42,802
Nine Months Ended September 30, 2015
Revenues from real estate operations	$184,412	$69,474	$28,867	$8,165	$10,091	$11,246	$40,508	$11,236	$7,659	$12,933	$384,591
Property operating expenses	63,291	25,593	15,398	2,605	5,837	4,238	16,367	3,565	655	8,441	145,990
NOI from real estate operations	$121,121	$43,881	$13,469	$5,560	$4,254	$7,008	$24,141	$7,671	$7,004	$4,492	$238,601
Additions to long-lived assets	$16,529	$89,152	$21	$466	$2,297	$3,149	$195,013	$824	$164	$108	$307,723
Transfers from non-operating properties	$44,212	$101,412	$32,150	$13,184	$—	$1,408	$327	$22,222	$8	$89,183	$304,106
Segment assets at September 30, 2015	$1,297,431	$697,406	$148,336	$108,541	$94,120	$101,985	$455,469	$128,409	$76,259	$246,806	$3,354,762
Nine Months Ended September 30, 2014
Revenues from real estate operations	$177,452	$67,235	$26,268	$7,430	$10,989	$12,676	$32,956	$8,657	$7,668	$7,769	$359,100
Property operating expenses	62,402	24,124	14,391	2,275	5,343	4,070	13,786	3,281	1,195	5,622	136,489
NOI from real estate operations	$115,050	$43,111	$11,877	$5,155	$5,646	$8,606	$19,170	$5,376	$6,473	$2,147	$222,611
Additions to long-lived assets	$19,278	$14,198	$(6)	$3,296	$999	$6,971	$5,275	$724	$(163)	$46	$50,618
Transfers from non-operating properties	$50,303	$42,674	$—	$21,821	$—	$—	$3,522	$15,880	$30	$897	$135,127
Segment assets at September 30, 2014	$1,278,713	$648,248	$116,837	$98,334	$96,131	$100,009	$274,931	$107,051	$78,240	$164,192	$2,962,686

The following table reconciles our segment revenues to total revenues as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Segment revenues from real estate operations	$133,686	$118,240	$384,591	$359,100
Construction contract and other service revenues	17,058	34,739	97,554	80,390
Less: Revenues from discontinued operations	—	36	(4)	12
Total revenues	$150,744	$153,015	$482,141	$439,502

The following table reconciles our segment property operating expenses to property operating expenses as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Segment property operating expenses	$48,897	$42,881	$145,990	$136,489
Less: Property operating expenses from discontinued operations	—	175	6	111
Total property operating expenses	$48,897	$43,056	$145,996	$136,600

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Construction contract and other service revenues	$17,058	$34,739	$97,554	$80,390
Construction contract and other service expenses	(16,132)	(33,593)	(94,923)	(75,353)
NOI from service operations	$926	$1,146	$2,631	$5,037

The following table reconciles our NOI from real estate operations for reportable segments and NOI from service operations to income from continuing operations as reported on our consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
NOI from real estate operations	$84,789	$75,359	$238,601	$222,611
NOI from service operations	926	1,146	2,631	5,037
Interest and other income	692	1,191	3,217	3,775
Equity in income of unconsolidated entities	18	193	52	206
Income tax expense	(48)	(101)	(153)	(257)
Other adjustments:	—		—
Depreciation and other amortization associated with real estate operations	(38,403)	(30,237)	(103,788)	(104,728)
Impairment losses	(2,307)	(66)	(3,545)	(1,368)
General, administrative and leasing expenses	(7,439)	(7,211)	(22,864)	(22,882)
Business development expenses and land carry costs	(5,573)	(1,430)	(10,986)	(4,107)
Interest expense	(24,121)	(24,802)	(66,727)	(69,107)
Less: NOI from discontinued operations	—	(139)	(10)	(99)
Gain (loss) on early extinguishment of debt	85,745	(176)	85,677	(446)
Income from continuing operations	$94,279	$13,727	$122,105	$28,635

The following table reconciles our segment assets to the consolidated total assets of COPT and subsidiaries (in thousands):

	September 30, 2015	September 30, 2014
Segment assets	$3,354,762	$2,962,686
Non-operating property assets	416,540	518,951
Other assets	147,171	198,551
Total COPT consolidated assets	$3,918,473	$3,680,188

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

Restricted Shares

During the nine months ended September 30, 2015, certain employees were granted a total of 193,499 restricted common shares with an aggregate grant date fair value of $5.6 million (weighted average of $28.93 per share).  Restricted shares granted to employees vest based on increments and over periods of time set forth under the terms of the respective awards provided that the employees remain employed by us.  During the nine months ended September 30, 2015, forfeiture restrictions lapsed on 163,145 previously issued common shares; these shares had a weighted average grant date fair value of $26.15 per share, and the aggregate intrinsic value of the shares on the vesting dates was $4.6 million.

Deferred Share Awards

During the nine months ended September 30, 2015, nonemployee members of our Board of Trustees were granted a total of 24,056 deferred share awards with an aggregate grant date fair value of $642,000 ($26.70 per share). Deferred share awards vest on the first anniversary of the grant date, provided that the Trustee remains in his or her position. We settle deferred share awards by issuing an equivalent number of common shares upon vesting of the awards or a later date elected by the Trustee (generally upon cessation of being a Trustee). During the nine months ended September 30, 2015, we issued 15,485 common shares in settlement of deferred share awards granted in 2014; these shares had a grant date fair value of $26.77 per share, and the aggregate intrinsic value of the shares on the settlement date was $413,000.

Options

During the nine months ended September 30, 2015, 76,474 options to purchase common shares (“options”) were exercised.  The weighted average exercise price of these options was $26.27 per share, and the aggregate intrinsic value of the options exercised was $300,000.

15.    Income Taxes

We own a TRS that is subject to Federal and state income taxes.  Our TRS’s provision for income taxes consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Deferred
Federal	$39	$83	$125	$215
State	9	18	28	42
Total income tax expense	$48	$101	$153	$257

Items in our TRS contributing to temporary differences that lead to deferred taxes include depreciation and amortization, share-based compensation, certain accrued compensation, compensation paid in the form of contributions to a deferred nonqualified compensation plan and net operating losses that are not deductible until future periods.

Our TRS’s combined Federal and state effective tax rate was 37.7% for the three and nine months ended September 30, 2015 and 2014.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPS calculations are set forth below (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$94,279	$13,727	$122,105	$28,635
Gain on sales of real estate, net	15	10,630	4,000	10,630
Preferred share dividends	(3,552)	(3,553)	(10,657)	(12,387)
Issuance costs associated with redeemed preferred shares	—	—	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(4,494)	(1,820)	(7,322)	(3,923)
Income from continuing operations attributable to share-based compensation awards	(369)	(103)	(475)	(332)
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	85,879	18,881	107,651	20,854
Convertible preferred shares	372	—	—	—
Dilutive effect of common units in COPLP on diluted EPS from continuing operations	—	—	4,225	—
Numerator for diluted EPS from continuing operations attributable to COPT common shareholders	$86,251	$18,881	$111,876	$20,854
Numerator for basic EPS from continuing operations attributable to COPT common shareholders	$85,879	$18,881	$107,651	$20,854
Discontinued operations	—	191	156	4
Discontinued operations attributable to noncontrolling interests	—	(8)	(3)	5
Numerator for basic EPS on net income attributable to COPT common shareholders	85,879	19,064	107,804	20,863
Convertible preferred shares	372	—	—	—
Dilutive effect of common units in COPLP	—	—	4,231	—
Numerator for diluted EPS on net income attributable to COPT common shareholders	$86,251	$19,064	$112,035	$20,863
Denominator (all weighted averages):
Denominator for basic EPS (common shares)	94,153	87,290	93,830	87,196
Convertible preferred shares	434	—	—	—
Dilutive effect of common units	—	—	3,697	—
Dilutive effect of share-based compensation awards	21	195	82	169
Denominator for diluted EPS (common shares)	94,608	87,485	97,609	87,365
Basic EPS:
Income from continuing operations attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24
Diluted EPS:
Income from continuing operations attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24
Discontinued operations attributable to COPT common shareholders	0.00	0.00	0.00	0.00
Net income attributable to COPT common shareholders	$0.91	$0.22	$1.15	$0.24

Our diluted EPS computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPS for the respective periods (in thousands):

	Weighted Average Shares Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Conversion of common units	3,679	3,876	—	3,915
Conversion of Series I Preferred Units	176	176	176	176
Conversion of Series K Preferred Shares	—	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPS because their effects were antidilutive:

•
weighted average restricted shares and deferred share awards for the three months ended September 30, 2015 and 2014 of 411,000 and 401,000, respectively, and for the nine months ended September 30, 2015 and 2014 of 412,000 and 404,000, respectively; and

•
weighted average options for the three months ended September 30, 2015 and 2014 of 440,000 and 490,000, respectively, and for the nine months ended September 30, 2015 and 2014 of 480,000 and 495,000, respectively.

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

Summaries of the numerator and denominator for purposes of basic and diluted EPU calculations are set forth below (in thousands, except per unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$94,279	$13,727	$122,105	$28,635
Gain on sales of real estate, net	15	10,630	4,000	10,630
Preferred unit distributions	(3,717)	(3,718)	(11,152)	(12,882)
Issuance costs associated with redeemed preferred units	—	—	—	(1,769)
Income from continuing operations attributable to noncontrolling interests	(972)	(897)	(2,605)	(2,476)
Income from continuing operations attributable to share-based compensation awards	(369)	(103)	(475)	(332)
Numerator for basic EPU from continuing operations attributable to COPLP common unitholders	89,236	19,639	111,873	21,806
Convertible preferred units	372	—	—	—
Numerator for diluted EPU from continuing operations attributable to COPLP common unitholders	$89,608	$19,639	$111,873	$21,806

Numerator for basic EPU from continuing operations attributable to COPLP common unitholders	$89,236	$19,639	$111,873	$21,806
Discontinued operations	—	191	156	4
Discontinued operations attributable to noncontrolling interests	—	—	3	5
Numerator for basic EPU on net income attributable to COPLP common unitholders	89,236	19,830	112,032	21,815
Convertible preferred units	372	—	—	—
Numerator for diluted EPU on net income attributable to COPLP common unitholders	$89,608	$19,830	$112,032	$21,815
Denominator (all weighted averages):
Denominator for basic EPU (common units)	97,832	91,166	97,527	91,111
Convertible preferred shares	434	—	—	—
Dilutive effect of share-based compensation awards	21	195	82	169
Denominator for basic and diluted EPU (common units)	98,287	91,361	97,609	91,280
Basic EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24
Diluted EPU:
Income from continuing operations attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24
Discontinued operations attributable to COPLP common unitholders	0.00	0.00	0.00	0.00
Net income attributable to COPLP common unitholders	$0.91	$0.22	$1.15	$0.24

Our diluted EPU computations do not include the effects of the following securities since the conversions of such securities would increase diluted EPU for the respective periods (in thousands):

	Weighted Average Units Excluded from Denominator
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Conversion of Series I preferred units	176	176	176	176
Conversion of Series K preferred units	—	434	434	434

The following share-based compensation securities were excluded from the computation of diluted EPU because their effects were antidilutive:

•
weighted average restricted units and deferred share awards for the three months ended September 30, 2015 and 2014 of 411,000 and 401,000, respectively, and for the nine months ended September 30, 2015 and 2014 of 412,000 and 404,000, respectively; and

•
weighted average options for the three months ended September 30, 2015 and 2014 of 440,000 and 490,000, respectively, and for the nine months ended September 30, 2015 and 2014 of 480,000 and 495,000, respectively.

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

Tax Incremental Financing Obligation

In August 2010, Anne Arundel County, Maryland issued $30 million in tax incremental financing bonds to third-party investors in order to finance public improvements needed in connection with our project known as National Business Park North.  The real estate taxes on increases in assessed value of a development district encompassing National Business Park North are to be transferred to a special fund pledged to the repayment of the bonds.  We recognized a $2.2 million liability through September 30, 2015 representing our estimated obligation to fund through a special tax any future shortfalls between debt service on the bonds and real estate taxes available to repay the bonds.

Operating Leases

We are obligated as lessee under operating leases (mostly ground leases) with various expiration dates extending to the year 2100. Future minimum rental payments due under the terms of these operating leases as of September 30, 2015 follow (in thousands):

Year Ending December 31,
2015 (1)	$289
2016	1,171
2017	1,096
2018	1,052
2019	1,036
Thereafter	86,999
$91,643

(1) Represents three months ending December 31, 2015.

Contractual Obligations

We had amounts remaining to be incurred under various contractual obligations as of September 30, 2015 that included the following:

•	new development and redevelopment obligations of $97.9 million (including acquisitions of land);

•	capital expenditures for operating properties of $41.9 million;

•	third party construction and development of $8.1 million; and

•	other purchase obligations of $4.0 million.

Environmental Indemnity Agreement

In connection with a lease and subsequent sale in 2008 and 2010 of three properties in Dayton, New Jersey, we agreed to provide certain environmental indemnifications. The prior owner of the properties, a Fortune 100 company that is responsible for groundwater contamination at such properties, previously agreed to indemnify us for (1) direct losses incurred in connection with the contamination and (2) its failure to perform remediation activities required by the State of New Jersey, up to the point that the state declares the remediation to be complete.  Under the environmental indemnification agreement, we agreed to the following:

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

18.    Subsequent Event

On October 27, 2015, we sold 13200 Woodland Park Road, a 397,000 square foot office property in Herndon, Virginia (in the Northern Virginia region) for $84.0 million, resulting in a gain on sale of approximately $42 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the nine months ended September 30, 2015:

•	we finished the period with occupancy of our portfolio of operating office properties at 91.6%;

•	we leased 11.25 megawatts in our wholesale data center. The center became 100% operational during the period and was 92.5% leased as of period end;

•	we acquired:

◦	250 W. Pratt Street, a 367,000 square foot property in Greater Baltimore that was 96.2% leased, for $61.9 million on March 19, 2015 primarily using borrowings from our Revolving Credit Facility;

◦	2600 Park Tower Drive, a 237,000 square foot property in Northern Virginia that was 100% leased, for $80.5 million on April 15, 2015 primarily using borrowings from our Revolving Credit Facility; and

◦
100 Light Street, a 558,000 square foot office property in Baltimore, Maryland that was 93.5% leased, and its structured parking garage, 30 Light Street, for $121.2 million on August 7, 2015. In connection with that acquisition, we assumed a $55.0 million mortgage loan, and funded the balance primarily using borrowings from our Revolving Credit Facility;

•	we placed into service an aggregate of 1.1 million square feet in seven newly constructed properties and two redeveloped properties that were 97.0% leased as of September 30, 2015;

•	we disposed of:

◦
a 160,000 square foot office property in Northern Virginia for $27.8 million on July 27, 2015. The net proceeds from this sale were used primarily to repay borrowings under our Revolving Credit Facility;

◦
two office properties in Northern Virgina totaling 665,000 square feet that secured a $150.0 million nonrecourse mortgage loan on August 28, 2015. Ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet; and

◦	land for $18.1 million, using most of the resulting proceeds for general corporate purposes;

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

Subsequent to September 30, 2015, we sold 13200 Woodland Park Road, a 397,000 square foot office property in Herndon, Virginia (in the Northern Virginia region) for $84.0 million. The net proceeds from this sale were used primarily to repay borrowings under our Revolving Credit Facility.

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

Occupancy and Leasing

Office Properties

The tables below set forth occupancy information pertaining to our portfolio of operating office properties. All of our operating portfolio square footage, occupancy and leasing statistics included below and elsewhere in this Quarterly Report on Form 10-Q exclude the effect of the two properties (totaling 665,000 square feet) serving as collateral for debt that was in default; effective April 1, 2014, all cash flows from such properties belonged to the lender. On August 28, 2015, ownership in these properties was transferred to the mortgage lender and we removed the debt obligation and accrued interest from our balance sheet. These properties were 25.1% occupied as of the date we transferred ownership.

	September 30, 2015	December 31, 2014
Occupancy rates at period end
Total	91.6%	90.9%
Baltimore/Washington Corridor	94.1%	93.4%
Northern Virginia	90.0%	86.8%
San Antonio	97.1%	96.6%
Huntsville	95.7%	80.8%
Washington, DC - Capitol Riverfront	67.7%	74.4%
St. Mary’s and King George Counties	72.8%	90.8%
Greater Baltimore	89.2%	86.8%
Greater Philadelphia	100.0%	96.2%
Other	100.0%	100.0%
Average contractual annual rental rate per square foot at period end (1)	$29.46	$29.27

(1)	Includes estimated expense reimbursements.

	Rentable Square Feet	Occupied Square Feet
	(in thousands)
December 31, 2014	16,790	15,255
Square feet vacated upon lease expiration (1)	—	(488)
Occupancy of previously vacated space in connection with new leases (2)	—	377
Square feet constructed or redeveloped	1,067	1,138
Acquisitions	1,162	1,118
Dispositions	(160)	(160)
Square feet removed from operations for redevelopment	(22)	—
Other changes	(12)	—
September 30, 2015	18,825	17,240

(1)	Includes lease terminations and space reductions occurring in connection with lease renewals.

(2)	Excludes occupancy of vacant square feet acquired or developed.

During the nine months ended September 30, 2015, we completed 1.8 million square feet of leasing, including 646,000 of construction and redevelopment space, and renewed 63.9% of the square footage of our lease expirations (including the effect of early renewals). Our changes in regional occupancy rates reflected in the table above included the following:

•	increased occupancy in Northern Virginia due primarily to 580,000 newly constructed square feet placed in service that were 100% occupied;

•
increased occupancy in Huntsville due primarily to a previously vacant 62,000 square foot property and a 69,000 square foot newly-constructed property placed in service during the period that were both 100% occupied at period end; and

•
decreased occupancy in St. Mary’s and King George Counties due to our renewal of 55.5% of the square feet of our lease expirations in the region and a 29,000 square foot redeveloped property placed in service that was vacant at period end.

Occupancy of our Same Office Properties decreased from 90.5% as of December 31, 2014 to 90.3% as of September 30, 2015.

Wholesale Data Center Property

In February 2015, we leased 11.25 megawatts in our wholesale data center with occupancy that commenced in stages. The 19.25 megawatts center became 100% operational during the period. As of September 30, 2015, 17.8 of these megawatts were leased to tenants with further expansion rights of up to a combined 18.9 megawatts.

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

•	office properties acquired during the current and prior year reporting periods;

•	constructed or redeveloped office properties placed into service that were not 100% operational throughout the current and prior year reporting periods;

•	our wholesale data center;

•	properties held for sale as of September 30, 2015; and

•	property dispositions.

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

The table below reconciles NOI from real estate operations and NOI from service operations to operating income reported on the consolidated statements of operations of COPT and subsidiaries:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
NOI from real estate operations	$84,789	$75,359	$238,601	$222,611
NOI from service operations	926	1,146	2,631	5,037
Less: NOI from discontinued operations	—	(139)	(10)	(99)
Depreciation and amortization associated with real estate operations	(38,403)	(30,237)	(103,788)	(104,728)
Impairment losses	(2,307)	(66)	(3,545)	(1,368)
General, administrative and leasing expenses	(7,439)	(7,211)	(22,864)	(22,882)
Business development expenses and land carry costs	(5,573)	(1,430)	(10,986)	(4,107)
Operating income	$31,993	$37,422	$100,039	$94,464

Comparison of Statements of Operations for the Three Months Ended September 30, 2015 and 2014

	For the Three Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$133,686	$118,276	$15,410
Construction contract and other service revenues	17,058	34,739	(17,681)
Total revenues	150,744	153,015	(2,271)
Expenses
Property operating expenses	48,897	43,056	5,841
Depreciation and amortization associated with real estate operations	38,403	30,237	8,166
Construction contract and other service expenses	16,132	33,593	(17,461)
Impairment losses	2,307	66	2,241
General, administrative and leasing expenses	7,439	7,211	228
Business development expenses and land carry costs	5,573	1,430	4,143
Total operating expenses	118,751	115,593	3,158
Operating income	31,993	37,422	(5,429)
Interest expense	(24,121)	(24,802)	681
Interest and other income	692	1,191	(499)
Gain (loss) on early extinguishment of debt	85,745	(176)	85,921
Equity in income of unconsolidated entities	18	193	(175)
Income tax expense	(48)	(101)	53
Income from continuing operations	94,279	13,727	80,552
Discontinued operations	—	191	(191)
Gain on sales of real estate	15	10,630	(10,615)
Net income	$94,294	$24,548	$69,746

NOI from Real Estate Operations

	For the Three Months Ended September 30,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$81,156	$80,992	$164
Lease termination revenue	154	208	(54)
Tenant recoveries and other real estate operations revenue	20,888	20,158	730
Same Office Properties total revenues	102,198	101,358	840
Constructed office properties placed in service	9,202	2,888	6,314
Acquired office properties	6,921	—	6,921
Wholesale data center	6,078	2,876	3,202
Properties held for sale	7,817	7,398	419
Dispositions	1,290	3,491	(2,201)
Other	180	229	(49)
	133,686	118,240	15,446
Property operating expenses
Same Office Properties	36,323	36,293	30
Constructed office properties placed in service	2,280	483	1,797
Acquired office properties	2,750	—	2,750
Wholesale data center	4,008	2,053	1,955
Properties held for sale	2,529	2,270	259
Dispositions	1,004	1,481	(477)
Other	3	301	(298)
	48,897	42,881	6,016
NOI from real estate operations
Same Office Properties	65,875	65,065	810
Constructed office properties placed in service	6,922	2,405	4,517
Acquired office properties	4,171	—	4,171
Wholesale data center	2,070	823	1,247
Properties held for sale	5,288	5,128	160
Dispositions	286	2,010	(1,724)
Other	177	(72)	249
	$84,789	$75,359	$9,430
Same Office Properties rent statistics
Average occupancy rate	90.2%	91.4%	-1.2%
Average straight-line rent per occupied square foot (1)	$6.15	$6.06	$0.09

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the three-month periods set forth above.

Our Same Office Properties pool consisted of 147 office properties, comprising 77.6% of our total operating office square footage as of September 30, 2015 (83.4% excluding the effect of properties held for sale). This pool of properties changed from the pool used for purposes of comparing 2014 and 2013 in our 2014 Annual Report on Form 10-K due to the addition of eight properties placed in service and 100% operational by January 1, 2014 and the removal of 19 properties reclassified to held for sale in 2015, one property disposed of and one property reclassified as redevelopment in 2015.

Our NOI from constructed office properties placed in service included 14 properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable primarily to higher occupancy in the current period.

NOI from Service Operations

	For the Three Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Construction contract and other service revenues	$17,058	$34,739	$(17,681)
Construction contract and other service expenses	16,132	33,593	(17,461)
NOI from service operations	$926	$1,146	$(220)

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

Depreciation and Amortization Expense

The increase in depreciation and amortization expense was attributable primarily to additional expense in the current period of $3.7 million from our office property acquisitions and $3.1 million from our revision of the useful lives of properties that were removed from service for redevelopment.

Business Development Expenses and Land Carry Costs

The increase in business development expenses and land carry costs was due primarily to additional expense in the current period of $2.7 million in acquisition costs expensed in connection with operating property acquisitions and $930,000 in demolition costs on a property undergoing redevelopment.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of $85.7 million in the current period primarily in connection with our transfer of ownership in two properties serving as collateral for a $150.0 million nonrecourse mortgage loan to the mortgage lender and the removal of the debt obligation and accrued interest from our balance sheet.

Gain on Sales of Real Estate

We recognized gain on sales of real estate in the prior period of $5.5 million on a non-operating property and $5.1 million on operating properties in the Greater Baltimore region.

Comparison of Statements of Operations for the Nine Months Ended September 30, 2015 and 2014

	For the Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Revenues
Revenues from real estate operations	$384,587	$359,112	$25,475
Construction contract and other service revenues	97,554	80,390	17,164
Total revenues	482,141	439,502	42,639
Expenses
Property operating expenses	145,996	136,600	9,396
Depreciation and amortization associated with real estate operations	103,788	104,728	(940)
Construction contract and other service expenses	94,923	75,353	19,570
Impairment losses	3,545	1,368	2,177
General, administrative and leasing expenses	22,864	22,882	(18)
Business development expenses and land carry costs	10,986	4,107	6,879
Total operating expenses	382,102	345,038	37,064
Operating income	100,039	94,464	5,575
Interest expense	(66,727)	(69,107)	2,380
Interest and other income	3,217	3,775	(558)
Gain (loss) on early extinguishment of debt	85,677	(446)	86,123
Equity in income of unconsolidated entities	52	206	(154)
Income tax expense	(153)	(257)	104
Income from continuing operations	122,105	28,635	93,470
Discontinued operations	156	4	152
Gain on sales of real estate	4,000	10,630	(6,630)
Net income	$126,261	$39,269	$86,992

NOI from Real Estate Operations

	For the Nine Months Ended September 30,
	2015	2014	Variance
	(Dollars in thousands, except per square foot data)
Revenues
Same Office Properties revenues
Rental revenue, excluding lease termination revenue	$242,872	$241,820	$1,052
Lease termination revenue	1,418	763	655
Tenant recoveries and other real estate operations revenue	62,765	63,657	(892)
Same Office Properties total revenues	307,055	306,240	815
Constructed office properties placed in service	21,354	5,969	15,385
Acquired office properties	11,204	—	11,204
Wholesale data center	12,933	7,769	5,164
Properties held for sale	23,625	23,267	358
Dispositions	7,906	14,777	(6,871)
Other	514	1,078	(564)
	384,591	359,100	25,491
Property operating expenses
Same Office Properties	114,798	113,596	1,202
Constructed office properties placed in service	5,331	1,498	3,833
Acquired office properties	4,296	—	4,296
Wholesale data center	8,441	5,622	2,819
Properties held for sale	8,241	8,158	83
Dispositions	4,845	6,140	(1,295)
Other	38	1,475	(1,437)
	145,990	136,489	9,501
NOI from real estate operations
Same Office Properties	192,257	192,644	(387)
Constructed office properties placed in service	16,023	4,471	11,552
Acquired office properties	6,908	—	6,908
Wholesale data center	4,492	2,147	2,345
Properties held for sale	15,384	15,109	275
Dispositions	3,061	8,637	(5,576)
Other	476	(397)	873
	$238,601	$222,611	$15,990
Same Office Properties rent statistics
Average occupancy rate	90.4%	90.8%	-0.4%
Average straight-line rent per occupied square foot (1)	$18.35	$18.20	$0.15

(1)	Includes minimum base rents, net of abatements, and lease incentives on a straight-line basis for the nine-month periods set forth above.

Our NOI from constructed office properties placed in service included 14 properties placed in service in 2014 and 2015, and our NOI from acquired office properties included our acquisitions of 250 W. Pratt Street, 2600 Park Tower Drive and 100 and 30 Light Street.

The increase in NOI from our wholesale data center was attributable primarily to higher occupancy in the current period.

NOI from Service Operations

	For the Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Construction contract and other service revenues	$97,554	$80,390	$17,164
Construction contract and other service expenses	94,923	75,353	19,570
NOI from service operations	$2,631	$5,037	$(2,406)

Construction contract and other service revenue and expenses increased due primarily to a higher volume of construction activity in connection with several of our tenants.

Depreciation and Amortization Expense

The change in depreciation and amortization expense included:

•
additional expense in the current period of $6.2 million from our office property acquisitions and $4.4 million from our revision of the useful lives of properties that were removed from service for redevelopment; and

•	additional expense in the prior period of $12.9 million from our revision of the useful life of a property that was removed from service for redevelopment.

Business Development Expenses and Land Carry Costs

The increase in business development expenses and land carry costs was due primarily to additional expense in the current period of $4.1 million in acquisition costs expensed in connection with operating property acquisitions and $1.2 million in demolition costs on properties undergoing redevelopment.

Gain on Early Extinguishment of Debt

We recognized a gain on early extinguishment of $85.7 million in the current period as described above for the three-month period.

Gain on Sales of Real Estate

We recognized gain on sales of real estate in the current period of $4.0 million pertaining to sales of land in the Greater Baltimore region and in the prior period due to the dispositions discussed above for the three-month period.

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

Diluted FFO available to common share and common unit holders, as adjusted for comparability is defined as Diluted FFO adjusted to exclude operating property acquisition costs; gains on sales of, and impairment losses on, properties other than previously depreciated operating properties, net of associated income tax; gain or loss on early extinguishment of debt; FFO associated with properties securing non-recourse debt on which we have defaulted and which we have extinguished, or expect to extinguish, via conveyance of such properties, including property NOI and interest expense (discussed further below); loss on interest rate derivatives; demolition costs on redevelopment properties; executive transition costs; and issuance costs associated with redeemed preferred shares.  We believe that the excluded items are not reflective of normal operations and, as a result, we believe that a measure that excludes these items is a useful supplemental measure in evaluating our operating performance.  The adjustment for FFO associated with properties securing non-recourse debt on which we have defaulted pertains to the periods subsequent to our default on one loan’s payment terms, which was the result of our decision to not support payments on the loan since the estimated fair value of the properties was less than the loan balance. While we continued as the legal owner of the properties during this period up until the transfer of ownership, all cash flows produced by them went directly to the lender and we did not fund any debt service shortfalls, which included incremental additional interest under the default rate of: $1.3 million in the three months ended September 30, 2015; $5.3 million in the nine months ended September 30, 2015; $1.9 million in the three months September 30, 2014; and $3.8 million in the nine months ended September 30, 2014. We believe that the numerator to diluted EPS is the most directly comparable GAAP measure to this non-GAAP measure.  This measure has essentially the same limitations as Diluted FFO, as well as the further limitation of not reflecting the effects of the excluded items; we compensate for these limitations in essentially the same manner as described above for Diluted FFO.

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

The table appearing on the following page sets forth the computation of the above stated measures for the three and nine months ended September 30, 2015 and 2014, and provides reconciliations to the GAAP measures of COPT and subsidiaries associated with such measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars and shares in thousands, except per share data)
Net income	$94,294	$24,548	$126,261	$39,269
Add Real estate-related depreciation and amortization	38,403	30,237	103,788	104,728
Add: Impairment losses (recoveries) on previously depreciated operating properties	2,307	(7)	3,779	1,322
Add: Gain on sales of previously depreciated operating properties	(15)	(5,123)	(15)	(5,119)
FFO	134,989	49,655	233,813	140,200
Less: Noncontrolling interests-preferred units in the Operating Partnership	(165)	(165)	(495)	(495)
Less: FFO allocable to other noncontrolling interests	(1,027)	(830)	(2,769)	(2,349)
Less: Preferred share dividends	(3,552)	(3,553)	(10,657)	(12,387)
Less: Issuance costs associated with redeemed preferred shares	—	—	—	(1,769)
Basic and diluted FFO allocable to share-based compensation awards	(541)	(191)	(926)	(542)
Basic FFO available to common share and common unit holders	$129,704	$44,916	$218,966	$122,658
Dividends on dilutive convertible preferred shares	372	—	—	—
Distributions on dilutive preferred units in the Operating Partnership	165	—	—	—
Diluted FFO available to common share and common unit holders	$130,241	$44,916	$218,966	$122,658
Add: Operating property acquisition costs	2,695	—	4,102	—
Less: Gain on sales of non-operating properties	—	(5,535)	(3,985)	(5,535)
Impairment losses on other properties	—	49	—	49
Add: (Gain) loss on early extinguishment of debt	(85,745)	176	(86,057)	562
Issuance costs associated with redeemed preferred shares	—	—	—	1,769
Add: Negative FFO of properties conveyed to extinguish debt in default	2,766	3,806	10,456	7,435
Add: Demolition costs on redevelopment properties	930	—	1,171	—
Less: Diluted FFO comparability adjustments allocable to share-based compensation awards	334	7	313	(19)
Dividends and distributions on antidilutive preferred securities	(537)	—	—	—
Diluted FFO available to common share and common unit holders, as adjusted for comparability	$50,684	$43,419	$144,966	$126,919

Weighted average common shares	94,153	87,290	93,830	87,196
Conversion of weighted average common units	3,679	3,876	3,697	3,915
Weighted average common shares/units - Basic FFO	97,832	91,166	97,527	91,111
Dilutive convertible preferred shares	434	—	—	—
Dilutive convertible preferred units in the Operating Partnership	176	—	—	—
Dilutive effect of share-based compensation awards	21	195	82	169
Weighted average common shares/units - Diluted FFO	98,463	91,361	97,609	91,280
Antidilutive preferred securities for diluted FFO, as adjusted for comparability	(610)	—	—	—
Weighted average common shares/units - Diluted FFO, as adj. for comparability	97,853	91,361	97,609	91,280
Diluted FFO per share	$1.32	$0.49	$2.24	$1.34
Diluted FFO per share, as adjusted for comparability	$0.52	$0.48	$1.49	$1.39

Numerator for diluted EPS	$86,251	$19,064	$112,035	$20,863
Dilutive convertible preferred shares	(372)	—	—	—
Add: Income allocable to noncontrolling interests-common units in the Operating Partnership	3,357	768	—	942
Add: Real estate-related depreciation and amortization	38,403	30,237	103,788	104,728
Add: Impairment losses on previously depreciated operating properties	2,307	(7)	3,779	1,322
Add: Numerator for diluted EPS allocable to share-based compensation awards	369	103	475	332
Less: Depreciation and amortization allocable to noncontrolling interests in other consolidated entities	(187)	(180)	(560)	(540)
Add: Increase in noncontrolling interests unrelated to earnings	132	245	390	672
Less: Basic and diluted FFO allocable to share-based compensation awards	(541)	(191)	(926)	(542)
Less: Gain on sales of previously depreciated operating properties	(15)	(5,123)	(15)	(5,119)
Basic FFO available to common share and common unit holders	$129,704	$44,916	$218,966	$122,658

Denominator for diluted EPS	94,608	87,485	97,609	87,365
Weighted average common units	3,679	3,876	—	3,915
Convertible preferred units	176	—	—	—
Denominator for diluted FFO per share	98,463	91,361	97,609	91,280

Property Additions

The table below sets forth the major components of our additions to properties for the nine months ended September 30, 2015 (in thousands):

Construction, development and redevelopment	$164,798
Acquisition of operating properties	194,596
Tenant improvements on operating properties	17,819	(1)
Capital improvements on operating properties	12,568
	$389,781
(1) Tenant improvement costs incurred on newly-constructed properties are classified in this table as construction, development and redevelopment.

Cash Flows

Net cash flow provided by operating activities increased $3.5 million when comparing the nine months ended September 30, 2015 and 2014 due primarily to:

•	a $10.6 million increase in cash flow from real estate operations due primarily to properties acquired and placed in service since the prior period; and

•
an $8.4 million decrease in interest expense paid from the prior to the current period due in large part to: a $3.9 million decrease in interest paid on the $150.0 million nonrecourse loan that was in default (as discussed above) since we did not support payments on the loan in the current period; and a $1.5 million decrease due to a change in the timing of interest payments resulting from new debt requiring interest payments semi-annually rather than monthly; offset in part by

•
a $11.7 million decrease in cash flow from construction contract and other services from the prior to the current period due in large part to the timing of cash payments and collections on third party construction projects.

Net cash flow used in investing activities increased $234.2 million when comparing the nine months ended September 30, 2015 and 2014 due primarily to cash paid for operating property acquisitions in the current period.

Net cash flow provided by financing activities in the nine months ended September 30, 2015 was $221.3 million, and included the following:

•	net proceeds from debt borrowings of $294.9 million; and

•	net proceeds from the issuance of common shares (or units) of $28.6 million; offset in part by

•	dividends and/or distributions to equity holders of $91.9 million.

Net cash flow provided by financing activities in the nine months ended September 30, 2014 was $21.6 million, and included the following:

•	net proceeds from debt borrowings of $120.2 million; offset in part by

•	dividends and/or distributions to equity holders of $89.2 million; and

•	redemptions of preferred shares (or units) of $50.0 million.

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

As of September 30, 2015, COPT owned 96.3% of the outstanding common units and 95.5% of the outstanding preferred units in COPLP; the remaining common and preferred units in COPLP were owned by third parties. As the sole general partner of COPLP, COPT has the full, exclusive and complete responsibility for COPLP’s day-to-day management and control.

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

Liquidity and Capital Resources of COPLP

Our primary cash requirements are for operating expenses, debt service, development of new properties, improvements to existing properties and acquisitions.  We expect to continue to use cash flow provided by operations as the primary source to meet our short-term capital needs, including property operating expenses, general and administrative expenses, interest expense, scheduled principal amortization of debt, distributions to our security holders and improvements to existing properties.  As of September 30, 2015, we had $3.8 million in cash and cash equivalents.

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

We use our Revolving Credit Facility to initially finance much of our investing activities.  We subsequently pay down the facility using proceeds from long-term borrowings, equity issuances and property sales.  The lenders’ aggregate commitment under the facility is $800.0 million, with the ability for us to increase the lenders’ aggregate commitment to $1.3 billion, provided that there is no default under the facility and subject to the approval of the lenders. Amounts available under the facility are computed based on 60% of our unencumbered asset value, as defined in the loan agreement.  The Revolving Credit Facility matures in May 2019, and may be extended by two six-month periods at our option, provided that there is no default under the facility and we pay an extension fee of 0.075% of the total availability of the facility. As of September 30, 2015, the maximum borrowing capacity under this facility totaled $800.0 million, of which $698.2 million was available.

We believe that our liquidity and capital resources are adequate for our near-term and longer-term requirements without necessitating property sales.  We do, however, expect to sell properties and use the proceeds to repay borrowings and fund development costs.

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations (1)
Debt (2)
Balloon payments due upon maturity	$36,175	$266,062	$4,110	$—	$207,000	$1,591,227	$2,104,574
Scheduled principal payments	1,633	5,866	3,077	3,017	3,117	11,789	28,499
Interest on debt (3)	20,070	74,936	65,684	65,527	63,185	188,324	477,726
New development and redevelopment obligations (4)(5)	40,201	39,840	17,857	—	—	—	97,898
Third-party construction and development obligations (5)(6)	4,037	4,047	—	—	—	—	8,084
Capital expenditures for operating properties (5)(7)	11,144	27,261	3,463	—	—	—	41,868
Operating leases (8)	289	1,171	1,096	1,052	1,036	86,999	91,643
Other purchase obligations	579	1,726	866	446	332	92	4,041
Total contractual cash obligations	$114,128	$420,909	$96,153	$70,042	$274,670	$1,878,431	$2,854,333

(1)	The contractual obligations set forth in this table exclude property operations contracts that may be terminated with notice of one month or less.

(2)
Represents scheduled principal amortization payments and maturities only and therefore excludes a net discount of $11.8 million. As of September 30, 2015, maturities include $36.2 million in 2015 that was extended to 2016 in October 2015 and $100.0 million in 2016 that may be extended to 2017 and $87.0 million in 2019 that may be extended to 2020, both subject to certain conditions.

(3)
Represents interest costs for our outstanding debt as of September 30, 2015 for the terms of such debt.  For variable rate debt, the amounts reflected above used September 30, 2015 interest rates on variable rate debt in computing interest costs for the terms of such debt.

(4)	Represents contractual obligations pertaining to new development and redevelopment activities, including land acquisitions.

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

We expect to spend more than $60 million on construction and development costs and approximately $25 million on improvements to operating properties (including the commitments set forth in the table above) during the remainder of 2015.  We expect to fund the construction and development costs using cash on hand and borrowings under our Revolving Credit Facility.  We expect to use proceeds from the disposition of properties held for sale to repay future borrowings under our Revolving Credit Facility. We expect to fund improvements to existing operating properties using cash flow from operations.

Certain of our debt instruments require that we comply with a number of restrictive financial covenants, including maximum leverage ratio, unencumbered leverage ratio, minimum net worth, minimum fixed charge coverage, minimum unencumbered interest coverage ratio, minimum debt service and maximum secured indebtedness ratio.  As of September 30, 2015, we were in compliance with these financial covenants.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements during the nine months ended September 30, 2015.

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

In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This guidance requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance was further updated in August 2015 with respect to debt issuance costs of line-of-credit arrangements to note that it will be permissible for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of a line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. This guidance will be applied retrospectively to each prior period presented. We expect that the application of this guidance will not materially affect our consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination.  The guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the statement of operations or disclosed in the notes. This guidance is effective for annual reporting periods beginning after December 15, 2015.  This guidance will be applied prospectively for measurement period adjustments that occur after the effective date.  We expect that the application of this guidance will not materially affect our consolidated financial statements.

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

The following table sets forth as of September 30, 2015 our debt obligations and weighted average interest rates for fixed rate debt by expected maturity date (dollars in thousands):

	For the Periods Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt (1)	$1,560	$171,929	$7,186	$3,017	$3,117	$1,303,015	$1,489,824
Weighted average interest rate	6.37%	7.18%	5.06%	4.52%	4.51%	4.31%	4.65%
Variable rate debt (2)	$36,249	$100,000	$—	$—	$207,000	$300,000	$643,249
Weighted average interest rate (3)	2.43%	1.69%	—%	—%	1.95%	1.59%	1.77%

(1)	Represents principal maturities only and therefore excludes net discounts of $11.8 million.

(2)
As of September 30, 2015, maturities include $36.2 million in 2015 that was extended to 2016 in October 2015 and $100.0 million in 2016 that may be extended to 2017 and $87.0 million in 2019 that may be extended to 2020, both subject to certain conditions.

(3)	The amounts reflected above used September 30, 2015 interest rates on variable rate debt.

The fair value of our debt was $2.2 billion as of September 30, 2015.  If interest rates had been 1% lower, the fair value of our fixed-rate debt would have increased by approximately $111 million as of September 30, 2015.

The following table sets forth information pertaining to interest rate swap contracts in place as of September 30, 2015 and December 31, 2014 and their respective fair values (dollars in thousands):

						Fair Value at
Notional Amount		Fixed Rate	Floating Rate Index	Effective Date	Expiration Date	September 30, 2015	December 31, 2014
$36,249	(1)	3.8300%	One-Month LIBOR + 2.25%	11/2/2010	11/2/2015	$(44)	$(400)
100,000		0.8055%	One-Month LIBOR	9/2/2014	9/1/2016	(396)	(317)
100,000		0.8100%	One-Month LIBOR	9/2/2014	9/1/2016	(401)	(324)
100,000		1.6730%	One-Month LIBOR	9/1/2015	8/1/2019	(2,386)	239
100,000		1.7300%	One-Month LIBOR	9/1/2015	8/1/2019	(2,617)	35
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
100,000		0.8320%	One-Month LIBOR	1/3/2012	9/1/2015	—	(407)
						$(5,844)	$(1,581)

(1)	The notional amount of this instrument is scheduled to amortize to $36.2 million.

Based on our variable-rate debt balances, including the effect of interest rate swap contracts, our interest expense would have increased by $2.0 million in the nine months ended September 30, 2015 if the one-month LIBOR rate was 1% higher.

Item 4.           Controls and Procedures

COPT
(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

COPLP
(a)                                  Evaluation of Disclosure Controls and Procedures

The Operating Partnership’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures as of September 30, 2015 were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Operating Partnership in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Operating Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2015, 2,160 of COPLP’s common units were exchanged for 2,160 COPT common shares in accordance with COPLP’s Second Amended and Restated Limited Partnership Agreement, as amended.  The issuance of these common shares was effected in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	CORPORATE OFFICE PROPERTIES TRUST		CORPORATE OFFICE PROPERTIES, L.P.
By: Corporate Office Properties Trust,
its General Partner

	/s/ Roger A. Waesche, Jr.		/s/ Roger A. Waesche, Jr.
	Roger A. Waesche, Jr.		Roger A. Waesche, Jr.
	President and Chief Executive Officer		President and Chief Executive Officer

	/s/ Anthony Mifsud		/s/ Anthony Mifsud
	Anthony Mifsud		Anthony Mifsud
	Executive Vice President and Chief Financial Officer		Executive Vice President and Chief Financial Officer

Dated:	November 4, 2015	Dated:	November 4, 2015